Form 10-K
period 1993-12-31
TRUSTMARK CORP
filed 1994-03-29
CIK 36146

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     COMMISSION FILE NUMBER 2-29897

                             TRUSTMARK CORPORATION
             (Exact name of Registrant as specified in its charter)

           MISSISSIPPI                            64-0471500
  (State or other jurisdiction of                (IRS Employer
 incorporation or organization)              Identification Number)

248 EAST CAPITOL STREET, JACKSON, MISSISSIPPI               39201
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (601) 354-5111

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
  COMMON STOCK, NO PAR VALUE              NASDAQ STOCK MARKET
      (Title of Class)         (Name of Exchange on Which Registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of February 15, 1994, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $385,547,772.

As of March 28, 1994, there were issued and outstanding 31,172,907 shares of the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to parts I, II and III of the Form 10-K report: (1) Registrant's 1993 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated February 11, 1994 (Part III).

                             TRUSTMARK CORPORATION

                                   FORM 10-K

                                     INDEX

PART I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
            Security Holders

PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the
            Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                             TRUSTMARK CORPORATION
                                 1993 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Trustmark Corporation (Corporation) is a one-bank holding company which was incorporated under the Mississippi Business Corporation Act on August 5, 1968 and commenced doing business in November 1968. At December 31, 1993, the Corporation had total consolidated assets of $4.4 billion and total consolidated equity of $358.6 million. The Corporation's primary business activities are generated through its majority-owned subsidiary, Trustmark National Bank (Trustmark), which accounts for approximately 99.9% of total assets and total revenues of the Corporation. Trustmark, which was chartered by the State of Mississippi in 1889, is headquartered in Jackson and is the largest bank in the state having total assets at December 31, 1993, of approximately $4.4 billion and deposits of $3.2 billion.

     Trustmark's primary means of asset growth has been through mergers and
acquisitions of financial institutions.   The most recent acquisition involved
the merger of Trustmark National Bank and the UniSouth Banking Corporation (UniSouth) of Columbus, Mississippi. This merger was consummated after the close of business on July 31, 1993, and has been accounted for by the purchase method of accounting. The stockholders of UniSouth received 1,696,524 shares of Trustmark Corporation stock and approximately $677,000 in cash in connection with this merger.

     Trustmark's retail banking system offers a variety of deposit, investment and credit products to its customers through a branch network with facilities in 142 locations. Trustmark is well established as a provider of depository, credit and cash management services to middle-market and larger businesses. These services range from payroll checking, business checking accounts, corporate savings, secured and unsecured lines of credit and loans to direct deposit payroll, sweep accounts and letters of credit. Trustmark also offers MasterCard, VISA and VISA Gold credit card services to consumers and merchants throughout Mississippi. In addition, customers continue to have access to over 95,000 ATM's worldwide through the Gulfnet and CIRRUS systems. Trustmark's Trust Services business unit provides services in three areas: custody, investment management and ancillary services such as a third party fiscal agent. Trustmark's Investment Services unit provides both institutional and retail customers with quality investment opportunities through its Dealer Bank Department and Trustmark Financial Services, Inc. (TFSI), its wholly-owned subsidiary. During 1993, TFSI opened new offices in Columbus, Meridian and Hernando with more openings planned for 1994.

     In addition, the Corporation directly owns all of the stock of F. S. Corporation and First Building Corporation, both non-bank Mississippi corporations. F. S. Corporation previously developed automobile financing, including all incidental and related matters. First Building Corporation previously managed and operated its real estate
investments.  Today, F. S. Corporation and First Building   Corporation are not
considered significant subsidiaries.

    As of January 31, 1994, the Corporation and its subsidiaries employed approximately 2,058 employees.

COMPETITION

     Trustmark competes with national and state banks in its service areas for all types of depository, credit, investment and trust services. In addition, Trustmark competes in its respective service areas with other financial institutions including savings and loan associations, personal loan companies, consumer finance companies, mortgage companies, insurance companies, brokerage firms, investment companies, credit unions and financial service operations of major retailers. Trustmark competes with these financial institutions in the areas of interest rates, the availability and quality of services and products, and the pricing of these services and products.

SUPERVISION AND REGULATION

     The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. As such, the Corporation is required to file an annual report and such additional information as the Board of Governors of the Federal Reserve System may require. The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all the assets of any bank, or ownership or control of any voting shares of any bank, if, after the acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of the bank. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation, to be closely related to banking or managing or controlling banks "as to be a proper incident thereto." The Board has by regulation determined that a number of activities are closely related to banking within the meaning of the Act. In addition, the Corporation is subject to regulation by the State of Mississippi under its laws of incorporation.

     Trustmark is subject to various requirements and restrictions by federal and state banking authorities including the Office of the Comptroller of the Currency (OCC) and the Mississippi Department of Banking. Areas subject to regulation include loans, reserves, investments, issuance of securities, establishment of branches, loans to directors, executive officers and their related interests, relationships with correspondent banks, consumer protection and other aspects of operations. In addition, national banks are subject to legal limitations on the amount of earnings they may pay as dividends. Trustmark also is insured by, and therefore subject to the regulations of the Federal Deposit Insurance Corporation.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Among other things, FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. In addition, FDICIA has created restrictions on capital distributions that would leave a depository institution undercapitalized.

     In May of 1993, the FDIC adopted the final rule implementing Section 112 of FDICIA. This regulation includes requirements, procedures and interpretive guidelines that mandate new audit and reporting requirements for financial institutions. As a result of these new requirements, certain formal attestations, assertions and documentation must be imposed on existing control structures. This regulation became effective for fiscal years ending after December 31, 1992.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Registrant including their positions with the Registrant, their ages and their principal occupations for the last five years are as follows:

    Frank R. Day, 62, Director, Chairman of the Board, President and Chief Executive Officer, Trustmark Corporation; Chairman of the Board and Chief Executive Officer, Trustmark National Bank since January, 1988. Assumed additional office of President of Trustmark Corporation at that time.

    David R. Carter, 42, Secretary-Treasurer  of  Trustmark
    Corporation since March 1986; Chief Financial Officer of
    Trustmark National Bank since May 1987.

STATISTICAL DISCLOSURES

    The statistical disclosures for Trustmark Corporation are contained in Tables 1 through 12.

                             TRUSTMARK CORPORATION
                            STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The Average Assets and Liabilities table below shows the average balances for all assets and liabilities of the Corporation, the interest income or expense associated with those assets and liabilities, and the computed yield or rate based upon the interest income or expense for each of the last three years (Tax Equivalent Basis - $ in thousands):





                                                               1993                             1992
                                                ------------ --------- --------  ------------ --------- -------
                                                  Average    Revenue/   Yield/     Average    Revenue/  Yield/
                                                  Balance     Expense    Rate      Balance     Expense   Rate
Assets                                          ------------ --------- --------  ------------ --------- -------
   Interest-earning assets:
      Federal funds sold and securities purchased
         under reverse repurchase agreements       $152,553    $4,786     3.14%     $164,449    $6,574    4.00%
      Trading securities                              1,445       111     7.68%        1,372        90    6.56%
      Securities held for sale                      119,728     4,590     3.83%       27,506       956    3.48%
      Investment securities:
        U.S. Treasury and U.S. Government
         agencies                                 1,559,498   108,501     6.96%    1,375,430   106,762    7.76%
        Obligations of states and political
         subdivisions                               127,470    11,958     9.38%      144,013    14,422   10.01%
        Other securities                             15,427       914     5.92%       19,613     1,401    7.14%
      Loans, net of unearned income               1,959,831   164,932     8.42%    1,853,178   164,404    8.87%
                                                ------------ ---------           ------------ ---------
      Total interest-earning assets               3,935,952   295,792     7.52%    3,585,561   294,609    8.22%
Cash and due from banks                             238,472                          223,610
Other assets                                        181,659                          168,691
Allowance for loan losses                           (55,890)                         (42,540)
                                                ------------                     ------------
        Total Assets                             $4,300,193                       $3,935,322
                                                ------------                     ------------
                                                ------------                     ------------
Liabilities and Stockholders' Equity
   Interest-bearing liabilities:
      Interest-bearing demand deposits           $1,078,949    26,126     2.42%   $1,004,640    31,546    3.14%
      Savings deposits                              197,192     4,624     2.34%      171,531     5,182    3.02%
      Time deposits                               1,294,709    56,208     4.34%    1,464,004    75,922    5.19%
      Federal funds purchased and securities sold
        under repurchase agreements                 762,120    22,044     2.89%      454,062    16,055    3.54%
                                                ------------ ---------           ------------ ---------
        Total interest-bearing liabilities        3,332,970   109,002     3.27%    3,094,237   128,705    4.16%
                                                             ---------                        ---------
Noninterest-bearing demand deposits                 590,753                          514,163
Accrued expenses and other liabilities               50,194                           44,997
Stockholders' equity                                326,276                          281,925
                                                ------------                     ------------
Total Liabilities and Stockholders' Equity       $4,300,193                       $3,935,322
                                                ------------                     ------------
                                                ------------                     ------------
        Net Interest Margin                                   186,790     4.75%                165,904    4.63%

Less tax equivalent adjustments:
   Investments                                                  3,841                            4,547
   Loans                                                        1,392                            1,399
                                                             ---------                        ---------
        Net Interest Margin per Annual Report                $181,557                         $159,958
                                                             ---------                        ---------
                                                             ---------                        ---------

                                                                 1991
                                                  ------------ --------- -------
                                                    Average    Revenue/  Yield/
                                                    Balance     Expense   Rate
Assets                                            ------------ --------- -------
   Interest-earning assets:
      Federal funds sold and securities purchased
         under reverse repurchase agreements         $286,504   $16,360    5.71%
      Trading securities                                3,277       278    8.48%
      Securities held for sale
      Investment securities:
        U.S. Treasury and U.S. Government
          agencies                                  1,102,843    95,541    8.66%
        Obligations of states and political
         subdivisions                                 139,982    15,107   10.79%
        Other securities                               25,379     1,924    7.58%
      Loans, net of unearned income                 1,797,006   187,208   10.42%
                                                  ------------ ---------
      Total interest-earning assets                 3,354,991   316,418    9.43%
Cash and due from banks                               214,974
Other assets                                          169,232
Allowance for loan losses                             (34,267)
                                                  ------------
        Total Assets                               $3,704,930
                                                  ------------
Liabilities and Stockholders' Equity
   Interest-bearing liabilities:
      Interest-bearing demand deposits               $750,184    34,317    4.57%
      Savings deposits                                153,673     7,268    4.73%
      Time deposits                                 1,667,825   113,403    6.80%
      Federal funds purchased and securities sold
        under repurchase agreements                   355,274    19,354    5.45%
                                                  ------------ ---------
        Total interest-bearing liabilities          2,926,956   174,342    5.96%
                                                               ---------
Noninterest-bearing demand deposits                   476,411
Accrued expenses and other liabilities                 43,093
Stockholders' equity                                  258,470
                                                  ------------
Total Liabilities and Stockholders' Equity         $3,704,930
                                                  ------------
                                                  ------------
        Net Interest Margin                                     142,076    4.23%

Less tax equivalent adjustments:
   Investments                                                    4,966
   Loans                                                          1,782
                                                               ---------
        Net Interest Margin per Annual Report                  $135,328
                                                               ---------
                                                               ---------

     Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for 1993 and 34% for 1992 and 1991. Certain reclassifications have been made to the 1992 and 1991 statements to conform to the 1993 method of presentation.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The Volume and Yield/Rate variance table below shows the change from year to year for each component of the tax equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yield or rate (Tax Equivalent Basis - $ in thousands):


                                                      1993 Compared to 1992                      1992 Compared to 1991
                                                           Change Due To:                             Change Due To:
                                                   -------------------------------------      -------------------------------------
                                                                  Yield/                                     Yield/
                                                     Volume        Rate          Net            Volume        Rate          Net
                                                   -----------  -----------  -----------      -----------  -----------  -----------
Revenue earned on:
  Federal funds sold and securities purchased
    under reverse repurchase agreements                 ($450)     ($1,338)     ($1,788)         ($5,746)     ($4,040)     ($9,786)
  Trading securities                                        5           16           21             (135)         (53)        (188)
  Securities held for sale                              3,528          106        3,634              956            0          956
  Investment securities:
    U.S. Treasury and U.S. Government agencies         13,413      (11,674)       1,739           21,875      (10,654)      11,221
    Obligations of states and political subdivision    (1,592)        (872)      (2,464)             427       (1,112)        (685)
    Other securities                                     (271)        (216)        (487)            (416)        (107)        (523)
  Loans, net of unearned income                         9,145       (8,617)         528            5,714      (28,518)     (22,804)
                                                   -----------  -----------  -----------      -----------  -----------  -----------
      Total interest-earning assets                    23,778      (22,595)       1,183           22,675      (44,484)     (21,809)

Interest paid on:
  Interest-bearing demand deposits                      2,206       (7,626)      (5,420)           9,719      (12,490)      (2,771)
  Savings deposits                                        708       (1,266)        (558)             771       (2,857)      (2,086)
  Time deposits                                        (8,159)     (11,555)     (19,714)         (12,760)     (24,721)     (37,481)
  Federal funds purchased and securities sold
    under repurchase agreements                         9,358       (3,369)       5,989            4,545       (7,844)      (3,299)
                                                   -----------  -----------  -----------      -----------  -----------  -----------
      Total interest-bearing liabilities                4,113      (23,816)     (19,703)           2,275      (47,912)     (45,637)
                                                   -----------  -----------  -----------      -----------  -----------  -----------
      Change in net interest income on a
          tax equivalent basis                        $19,665       $1,221      $20,886          $20,400       $3,428      $23,828
                                                   -----------  -----------  -----------      -----------  -----------  -----------
                                                   -----------  -----------  -----------      -----------  -----------  -----------




     The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 1993 and 34% for 1992 and 1991. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)


TABLE 3 - INVESTMENT PORTFOLIO

The table below indicates book values of investment securities by type at year-end for each of the last three years ($ in thousands):


                                                                         December 31,
                                               -----------------------------------------------------------
                                                    1993                   1992                   1991
Securities held for sale                       -------------          -------------          -------------
U. S. Treasury and U. S. Government agencies        $75,858                $89,397
Obligations of states and political subdivision       8,420                 13,805
                                               -------------          -------------
     Total securities held for sale                 $84,278               $103,202
                                               ============           =============

Investment securities
U. S. Treasury and U. S. Government agencies     $1,634,212             $1,392,938             $1,188,526
Obligations of states and political subdivision     149,396                122,635                150,654
Other securities                                      1,251                  3,991                 12,030
                                               -------------          -------------          -------------
    Total debt securities                         1,784,859              1,519,564              1,351,210
Equity securities                                    11,969                 13,584                 10,641
                                               -------------          -------------          -------------
       Total investment securities               $1,796,828             $1,533,148             $1,361,851
                                               =============          =============          =============




TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF INVESTMENT PORTFOLIO

The following table details the maturities of investment securities at December 31, 1993 and the weighted average yield for each range of maturities
(Tax Equivalent Basis - $ in thousands):

                                                                Maturing
                                --------------------------------------------------------------------------
                                                                        After One,
                                   Within                               But Within
                                 One Year              Yield            Five Years              Yield
                                ---------            -------            ------------           ------
Securities held for sale
U. S. Treasury and U. S.
  Government agencies            $48,974               3.40%                $26,884             3.71%
Obligations of states and
   political subdivisions          8,420               6.01%
                                ---------                               ------------
     Total securities held       $57,394               3.78%                $26,884             3.71%
                                =========                               ============

Investment securities
U. S. Treasury and U. S.
  Government agencies            $93,248               8.54%               $625,816             6.14%
Obligations of states and
   political subdivisions         14,591               8.00%                 42,808             7.55%
Other securities                                                                999             7.90%
                                ---------                               ------------
    Total debt securities       $107,839               8.47%               $669,623             6.23%
                                =========                               ============


                                                                Maturing
                                  -----------------------------------------------------------------------------
                                  After Five,
                                  But Within                       After
                                  Ten Years       Yield        Ten Years            Yield              Total
                                 -------------   ------       -------------       ----------       -------------
Securities held for sale
U. S. Treasury and U. S.
  Government agencies                                                                                   $75,858
Obligations of states and
   political subdivisions                                                                                 8,420
                                                                                                   -------------
     Total securities held                                                                              $84,278
                                                                                                   =============
Investment securities
U. S. Treasury and U. S.
  Government agencies                $161,457     6.82%           $753,691             6.62%         $1,634,212
Obligations of states and
   political subdivisions              54,237     7.67%             37,760            10.66%            149,396
Other securities                                                       252             7.06%              1,251
                                 -------------                -------------                        -------------
    Total debt securities            $215,694     7.04%           $791,703             6.81%          1,784,859
                                 =============                =============

Equity securities                                                                                        11,969
                                                                                                   -------------
   Total investment
     securities                                                                                      $1,796,828
                                                                                                   =============


     Included in the above maturity schedule are mortgage related securities totaling $914,918,000 which have contractual maturities as follow: Within One Year - $6,402,000; After One, But Within Five Years - $17,492,000; After Five, But Within Ten Years - $137,181,000; After Ten Years - $753,843,000. Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.98 years.

     As of December 31, 1993 the Corporation held securities of one issuer with a carrying value exceeding ten percent of total stockholders' equity. General obligations of the State of Mississippi with a carrying value of $77,348,000 and an approximate fair value of $81,739,000 were held on December 31, 1993. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $27,112,000 and an approximate fair value of $29,459,000 which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):


                                                                             December 31,
                                                 -------------------------------------------------------------------------
                                                       1993           1992           1991           1990           1989
                                                 -------------  -------------  -------------  -------------  -------------
Real Estate Loans:
  Construction and land development                   $96,750        $81,188        $88,381        $96,900       $118,299
  Secured by 1-4 family residential properties        520,343        437,700        381,762        355,270        343,560
  Secured by non-farm, non-residential properties     329,908        295,837        310,926        336,024        320,978
  Other real estate loans                              49,756         44,478         33,068         33,129         28,612
Term federal funds sold                                              125,000        120,000
Loans to finance agricultural production               29,248         15,261         13,552         15,243         14,674
Commercial and industrial                             471,942        427,384        448,737        500,361        477,975
Loans to individuals for personal expenditures        521,119        403,484        405,625        433,474        428,321
Obligations of states and political subdivisions       36,973         39,622         44,733         53,159         51,509
Loans for purchasing or carrying securities             3,995          6,490          6,549          6,455          7,866
Lease financing receivables                             4,427          3,837          2,470          3,428          2,768
Other loans                                            19,365         25,432         31,288         15,567         18,377
                                                 -------------  -------------  -------------  -------------  -------------
        Loans, net of unearned income              $2,083,826     $1,905,713     $1,887,091     $1,849,010     $1,812,939
                                                 =============  =============  =============  =============  =============


TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 1993, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                                                           Maturing
                                                                ----------------------------------------------------------
                                                                                   One Year
                                                                     Within        Through         After
                                                                    One Year        Five           Five
                                                                    or Less         Years          Years          Total
                                                                -------------  -------------  -------------  -------------
Construction and land development                                    $76,369        $20,381                       $96,750
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                                        114,006        189,621        $76,037        379,664
Commercial and industrial                                            270,503        173,075         28,364        471,942
Other loans (excluding loans to individuals)                          47,137         25,254         21,617         94,008
                                                                -------------  -------------  -------------  -------------
                                                                    $508,015       $408,331       $126,018     $1,042,364
                                                                =============  =============  =============  =============

The following table shows all loans due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                                                 Maturing
                                                                               -------------------------------------------
                                                                                  One Year
                                                                                  Through         After
                                                                                    Five          Five
                                                                                    Years         Years          Total
                                                                             -------------  -------------  -------------
Above loans due after one year which have:
  Predetermined interest rates                                                     $223,370        $43,941       $452,759
  Floating interest rates                                                           184,961         82,077        589,605
                                                                               -------------  -------------  -------------
                                                                                   $408,331       $126,018     $1,042,364
                                                                               =============  =============  =============

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows the Corporation's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):



                                                                               December 31,
                                                      ----------------------------------------------------------
                                                         1993        1992        1991        1990        1989
                                                      ----------  ----------  ----------  ----------  ----------
Loans accounted for on a nonaccrual basis                $9,784     $10,338     $15,922     $18,364     $11,119
Restructured loans                                                    2,552       1,373                   6,198
                                                      ----------  ----------  ----------  ----------  ----------
    Nonperforming loans                                   9,784      12,890      17,295      18,364      17,317
Other real estate owned                                   3,961       6,554      14,631      20,528       7,838
                                                      ----------  ----------  ----------  ----------  ----------
    Nonperforming assets                                 13,745      19,444      31,926      38,892      25,155
Accruing loans past due 90 days or more                   1,217       1,872       1,410       3,270       7,378
                                                      ----------  ----------  ----------  ----------  ----------
    Total nonperforming assets and past due loans       $14,962     $21,316     $33,336     $42,162     $32,533
                                                      ==========  ==========  ==========  ==========  ==========


     Interest which would have been accrued on nonaccrual and restructured loans if they had been in compliance with their original terms is immaterial.

     At December 31, 1993 the Corporation had no loan concentrations greater than ten percent of total loans except as shown in Table 5.

     At December 31, 1993 there were no interest-earning assets that would be required to be disclosed if such assets were loans.

     It is the Corporation's policy that interest will not be accrued on any loan for which payment in full of interest or principal is not expected, on any loan which is seriously delinquent unless the obligation is both well secured and in the process of collection, or on any loan that is maintained on a cash basis due to deterioration in the financial condition of the borrower. Management considers a debt to be "well secured" if it is secured by collateral in the form of liens on or pledges of real or personal property that have a realizable value sufficient to discharge the debt in full or by the guaranty of a financially responsible party. A debt is considered to be "in process of collection" if, based on a probable specific event, it is expected that the loan will be repaid or brought current. At December 31, 1993, the Corporation has no loans about which Management has serious doubts as to their collectibility other than those disclosed above.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes the Corporation's loan loss experience for each of the last five years ($ in thousands):



                                                                     Year Ended December 31,
                                                      -----------------------------------------------------
                                                        1993       1992       1991       1990       1989
                                                      ---------  ---------  ---------  ---------  ---------
Amount of loan loss reserve at beginning of period     $49,500    $39,000    $30,610    $32,200    $31,875
Loans charged off:
  Real estate loans                                     (2,220)    (6,098)    (7,651)    (9,780)    (4,337)
  Loans to finance agricultural production                (178)      (131)       (80)        (2)        (6)
  Commercial and industrial                             (3,251)    (5,215)    (5,715)    (2,765)    (4,516)
  Loans to individuals for personal expenditures        (4,244)    (5,172)    (5,312)    (4,322)    (4,108)
  Lease financing receivables
  All other loans                                         (162)      (120)      (272)    (1,423)      (219)
                                                      ---------  ---------  ---------  ---------  ---------
    Total charge-offs                                  (10,055)   (16,736)   (19,030)   (18,292)   (13,186)
Recoveries on loans previously charged off:
  Real estate loans                                        545        597        677        194         97
  Loans to finance agricultural production                             11          0         13         10
  Commercial and industrial                              2,441      1,004        246        551        515
  Loans to individuals for personal expenditures         2,123      1,405      1,175        739        778
  Lease financing receivables
  All other loans                                          178        151        115         72         88
                                                      ---------  ---------  ---------  ---------  ---------
    Total recoveries                                     5,287      3,168      2,213      1,569      1,488
                                                      ---------  ---------  ---------  ---------  ---------
Net charge-offs                                         (4,768)   (13,568)   (16,817)   (16,723)   (11,698)
Additions to allowance charged to operating expense     17,596     24,068     25,207     15,133     11,523
Other additions to loan loss reserve                       322                                         500
                                                      ---------  ---------  ---------  ---------  ---------
Amount of loan loss reserve at end of period           $62,650    $49,500    $39,000    $30,610    $32,200
                                                      =========  =========  =========  =========  =========
Percentage of net charge-offs during period to average
  loans outstanding during the period                     0.24%      0.73%      0.94%      0.91%      0.65%
                                                      =========  =========  =========  =========  =========


     The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when Management believes that the collectibility of the principal is unlikely.

     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201. Each review includes analyses of historical loss experience, trends in portfolio volume and composition, consideration of current economic conditions, estimated future losses in significant criticized loans and other pertinent information. Once this information is analyzed, it is used as the basis for allocation for pools of criticized loans, loans by industry or concentration, letters of credit and off-balance sheet commitments to lend. During 1993, the Corporation felt it was prudent to continue to increase the allowance given the uncertainty surrounding the national and state economies and its commitment to sound, conservative banking practices. Because the current economic recovery is predicted to produce only modest economic growth during 1994, Management will continue to take a prudent approach to the evaluation of the allowance for loan losses.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table is a summary by allocation category of the Corporation's allowance for loan losses at December 31, 1993. These allocations were determined by internal formulas based upon Management's analyses of the various types of risk associated with the Corporation's loan portfolio. A discussion of Management's methodology for performing these analyses follows the table ($ in thousands):


                  Allocation for pools of
                    risk-rated loans                     $   22,425
                  Additional allocation for
                    risk-rated loans                          2,192
                  Allocation for industry
                    concentrations                              820
                  General allocation for
                    all other loans                           7,136
                  Allocation for available lines
                    of credit and letters of credit           2,055
                  Discretionary                              28,022
                                                         ----------
                    TOTAL                                $   62,650
                                                         ==========

     The Corporation maintains an allowance for loan losses which is considered sufficient to absorb potential losses. The methodology employed in order to determine an amount which is considered adequate utilizes the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201 and guidance provided in the recently issued Interagency Policy Statement. Loss percentages were uniformly applied to pools of risk-rated loans within the total portfolio. The percentages utilized were determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which were risk-rated Other Loans Especially Mentioned (OLEM) or Substandard and all which were risk-related Doubtful were reviewed by the Corporation's Internal Asset Review staff to determine if the standard percentages appeared to be sufficient to cover potential loss on each line. In the event that the percentages on any particular lines were determined to be insufficient, additional allocations were made based upon recommendations of lending and asset review personnel.

     Industry allocations were made based on concentrations of credit within the portfolio as well as arbitrary designation of certain other industries by Management.

     The general allocation is included in the allowance to cover potential loan losses within portions of the loan portfolio not addressed in the preceeding allocations. The types of loans included in the general allocation were mortgage loans, direct and indirect installment loans, credit card loans and overdrafts. The actual allocation amount was based upon the more conservative estimate of loss experience within these categories during 1993 or the historical 5-year moving average for each category or previously established floors.

     The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Since the Corporation has had negligible loss experience in these categories, arbitrary percentages, which represented the same percentages applied to the funded portions of the commercial and retail loan portfolios, were applied to cover any potential losses.

     The remaining $28,022,000 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate or for issues that cannot or have not been measured on a quantitative basis over a prolonged period of time. During 1993, the Corporation felt it was prudent to continue to increase the allowance given the uncertainty surrounding the economy and its commitment to sound, conservative banking practices. Because of the imprecision inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

     As is shown in Table 8, net charge-offs decreased during 1993 compared to 1992. With a similar decline in nonperforming assets during 1993, it is anticipated that the level of net charge-offs for 1994 will compare favorably to those experienced in recent years.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)



TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 1993 ($ in thousands):

                                                      Certificates   Other Time
                                                      of Deposit      Deposits
                                                      ----------     ----------
3 months or less                                       $113,619         $3,900
Over 3 months through 6 months                           34,888          4,290
Over 6 months through 12 months                          24,364          1,755
Over 12 months                                           63,903          9,555
                                                      ----------     ----------
         TOTAL                                         $236,774        $19,500
                                                      ----------     ----------
                                                      ----------     ----------


TABLE 11 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

                                                           1993           1992            1991
                                                        ----------     ----------     -----------
Return on average assets                                   1.17%          0.97%           0.74%
Return on average equity                                  15.37%         13.57%          10.67%
Dividend payout ratio                                     24.05%         27.76%          37.01%
Equity to assets ratio                                     7.59%          7.16%           6.98%


TABLE 12 - SHORT-TERM BORROWINGS

The table below presents certain information concerning the Corporation's short-term borrowings for each of the last three years ($ in thousands):


                                                         1993           1992           1991
                                                     ----------     ----------     -----------
Federal funds purchased and securities
  sold under repurchase agreements:
    Amount outstanding at end of period                $845,135       $555,162        $382,108
    Weighted average interest rate at end of period        2.92%          3.07%           4.14%
    Maximum amount outstanding at any
      month-end during each period                     $911,888       $555,162        $382,108
    Average amount outstanding during each period      $762,120       $454,062        $355,274
    Weighted average interest rate during each period      2.89%          3.54%           5.45%

ITEM 2.  PROPERTIES

     The Corporation does not directly own or lease any physical properties. All properties are owned or leased by Trustmark whose main office is located in Jackson, Mississippi and is housed in a 14-floor combination office and bank building owned in fee. Approximately 132,000 square feet (50%) of the rentable space in the building is allocated to bank use with the remainder occupied by tenants on a lease basis. In total, Trustmark operates 89 full-service branches, 27 limited-service branches and 26 off-premise automated teller machines. Trustmark leases 34 of the 142 total locations with the remainder being owned.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is defendant in various legal actions arising in the normal course of business. Management and legal counsel are of the opinion that the outcome of these matters will not have a material adverse effect on the Corporation's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Corporation's shareholders during the fourth quarter of 1993.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     The Corporation's common stock is listed for trading on the Nasdaq Stock Market. At February 28, 1994 there were approximately 4,200 shareholders of record of the Corporation's common stock. Other information required by this item can be found in Note 14-Stockholders' Equity and the table captioned "Principal Markets and Prices of the Corporation's Stock" included in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item can be found in the table captioned "Selected Financial Data" included in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Trustmark Corporation and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 1993 Annual Report to Shareholders and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" is also included in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants within the two-year period prior to December 31, 1993.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of the Registrant can be found in Section II, "Election of Directors" and Section IX, "Other Information Concerning Directors" contained in Trustmark Corporation's Proxy Statement dated February 11, 1994 and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item can be found in Section V, "Executive Compensation", Section VI, "Compensation Committee Report on Executive Compensation", Section VII, "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and Section IX, "Other Information Concerning Directors" contained in Trustmark Corporation's Proxy Statement dated February 11, 1994 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information regarding security ownership of certain beneficial owners and Management can be found in Section III, "Voting Securities and Principal Holders Thereof" and Section IV, "Ownership of Equity Securities by Management" contained in Trustmark Corporation's Proxy Statement dated February 11, 1994 and is incorporated herein by reference.

     The Registrant knows of no arrangements which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions can be found in Section VIII, "Transactions with

Management" contained in Trustmark Corporation's Proxy Statement dated February 11, 1994 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

A-1. Financial Statements

     The report of Arthur Andersen & Co., independent auditors, and the following consolidated financial statements of Trustmark Corporation and Subsidiaries are included in the Registrant's 1993 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Report of Independent Public Accountants
Consolidated Balance Sheets as of
       December 31, 1993 and 1992
Consolidated Statements of Income for the
       Years Ended December 31, 1993, 1992 and 1991
Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
       December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992
       and 1991
Notes to Consolidated Financial Statements
       (Notes 1 through 15)
Selected Financial Data, Summary of Quarterly
       Results of Operations, and Principal
       Markets and Prices of the Corporation's
       Stock

A-2. Financial Statement Schedules

     The schedules to the consolidated financial statements set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

A-3. Exhibits

     The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.  Reports on Form 8-K

    There have been no reports on Form 8-K filed by the Registrant for the quarter ended December 31, 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRUSTMARK CORPORATION


   BY: /s/ FRANK R. DAY                BY: /s/ DAVID R. CARTER
           Frank R. Day                        David R. Carter
           Chairman of the Board,              Secretary-Treasurer
           President and Chief
           Executive Officer

 DATE: March 8, 1994                 DATE: March 8, 1994

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  March 8, 1994        BY:  /s/ J. KELLY ALLGOOD
                                     J. Kelly Allgood, Director

DATE:  March 8, 1994        BY:  /s/ REUBEN V. ANDERSON
                                     Reuben V. Anderson, Director

DATE:  March 8, 1994        BY:  /s/ JOHN L. BLACK, JR.
                                     John L. Black, Jr., Director

DATE:  March 8, 1994        BY:  /s/ HARRY H. BUSH
                                     Harry H. Bush, Director

DATE:  March 8, 1994        BY:  /s/ ROBERT P. COOKE III
                                     Robert P. Cooke III, Director

DATE:  March 8, 1994        BY:  /s/ D. G. FOUNTAIN, JR.
                                     D. G. Fountain, Jr., Director

DATE:  March 8, 1994        BY:  /s/ C. GERALD GARNETT
                                     C. Gerald Garnett, Director

DATE:  March 8, 1994        BY:  /s/ WILLIAM F. GOODMAN, JR.
                                     William F. Goodman, Jr., Director

DATE:  March 8, 1994        BY:  /s/ MATTHEW L. HOLLEMAN III
                                     Matthew L. Holleman III, Director

DATE:  March 8, 1994        BY:  /s/ AARON J. JOHNSTON
                                     Aaron J. Johnston, Director

DATE:  March 8, 1994        BY:  /s/ FRED A. JONES
                                     Fred A. Jones, Director

DATE:  March 8, 1994        BY:  /s/ T. H. KENDALL III
                                     T. H. Kendall III, Director

DATE:  March 8, 1994        BY:  /s/ ROBERT V. MASSENGILL
                                     Robert V. Massengill, Director

DATE:  March 8, 1994        BY:  /s/ DONALD E. MEINERS
                                     Donald E. Meiners, Director

DATE:  March 8, 1994        BY:  /s/ WILLIAM NEVILLE III
                                     William Neville III, Director

DATE:  March 8, 1994        BY:  /s/ GUS A. PRIMOS
                                     Gus A. Primos, Director

DATE:  March 8, 1994        BY:  /s/ BEN PUCKETT
                                     Ben Puckett, Director

DATE:  March 8, 1994        BY:
                                     Clyda S. Rent, Director

DATE:  March 8, 1994        BY:  /s/ WILLIAM THOMAS SHOWS
                                     William Thomas Shows, Director

DATE:  March 8, 1994        BY:  /s/ HARRY M. WALKER
                                     Harry M. Walker, Director

DATE:  March 8, 1994        BY:  /s/ PAUL H. WATSON, JR.
                                     Paul H. Watson, Jr., Director

DATE:  March 8, 1994        BY:  /s/ ALLEN WOOD, JR.
                                     Allen Wood, Jr., Director

EXHIBIT INDEX

     3-a Articles of Incorporation, as  amended.  Filed  as
         Exhibit 3 to the Corporation's Form 10-K Annual Report for the year ended December 31, 1990, incorporated herein by reference

     3-b Bylaws, as amended. Filed as Exhibit 3-b to the Corporation's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.

    10-a Deferred Compensation Plan for Directors of Trustmark
         Corporation.  Filed as Exhibit 10 to the Corporation's
         Form 10-K Annual Report for the year ended December 31,
         1991, incorporated herein by reference.

    10-b Deferred Compensation Plan for Executive Officers of
         Trustmark National Bank.

    13 Only those portions of the Registrant's 1993 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

    All other exhibits are omitted as they are inapplicable or not required by the related instructions.