Form 10-Q
period 1994-03-31
TRUSTMARK CORP
filed 1994-04-29
CIK 36146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

 COMMISSION FILE NUMBER 0-3683

                       TRUSTMARK CORPORATION
        (Exact name of Registrant as specified in its charter)

            MISSISSIPPI                        64-0471500
 (State or other jurisdiction of  (IRS Employer Identification No.)
  incorporation or organization)

       248 EAST CAPITOL STREET
        JACKSON, MISSISSIPPI                           39201
 (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code:  (601)354-5111

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 25, 1994:

              COMMON STOCK, NO PAR VALUE           31,172,907
                       Class                    Number of shares

                             TRUSTMARK CORPORATION
                                     INDEX



          PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Consolidated Balance Sheets
                        March 31, 1994 and December 31, 1993

                      Consolidated Statements of Income
                        Three Months Ended
                        March 31, 1994 and 1993

                      Consolidated Statements of
                        Cash Flows - Three Months
                        Ended March 31, 1994 and 1993

                      Notes to Consolidated Financial Statements

             Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations

          PART II.  OTHER INFORMATION

          SIGNATURES

                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                            TRUSTMARK CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      ($ in Thousands Except Share Data)


                                                       MARCH 31,
                                                         1994            DECEMBER 31,
                                                      (UNAUDITED)           1993*
                                                      -----------           -----
ASSETS
Cash and due from banks (noninterest-bearing)       $    262,969       $    238,433
Federal funds sold and securities purchased
    under reverse repurchase agreements                  244,113             91,506
Trading account securities                                 1,837              2,555
Securities:
    Available for sale, at fair value                    781,941
    At lower of aggregate cost or fair value
    (fair value: $84,346)                                                    84,278
    Held to maturity (fair value: $1,068,391-1994;
        $1,838,485-1993)                               1,082,146          1,796,828
Loans                                                  2,070,906          2,116,938
    Less:  Unearned income                                30,819             33,112
           Allowance for possible loan losses             62,636             62,650
                                                    ------------       ------------
    Net loans                                          1,977,451          2,021,176
Premises and equipment, net                               58,808             58,749
Accrued interest receivable                               32,785             34,982
Intangible assets                                         40,373             40,426
Other assets                                              62,173             63,093
                                                    ------------       ------------
    TOTAL ASSETS                                    $  4,544,596       $  4,432,026
                                                    ============       ============


LIABILITIES
Deposits:
    Noninterest-bearing deposits                    $    657,612       $    676,601
    Interest-bearing deposits                          2,617,335          2,512,604
                                                    ------------       ------------
        Total deposits                                 3,274,947          3,189,205
Federal funds purchased                                  135,670             84,295
Securities sold under repurchase agreements              715,300            760,840
Accrued expenses and other liabilities                    47,236             39,059
                                                    ------------       ------------
    TOTAL LIABILITIES                                  4,173,153          4,073,399

STOCKHOLDERS' EQUITY
Common stock, no par value:
    Authorized, 40,000,000 shares
    Issued and outstanding: 31,172,907 shares             12,989             12,989
Surplus                                                  220,888            220,888
Retained earnings                                        134,701            124,750
Net unrealized gain on securities available
  for sale, net of tax                                     2,865
                                                    ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                           371,443            358,627
                                                    ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  4,544,596       $  4,432,026
                                                    ============       ============


*Derived from audited financial statements

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in Thousands Except Share Data)
                                  (Unaudited)



                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                    ---------
                                                              1994           1993
                                                              ----           ----
INTEREST INCOME
Interest and fees on loans                               $    41,370    $    39,292
Interest and dividends on securities:
    Taxable interest and dividend income                      26,374         27,908
    Interest income exempt from federal
        income taxes                                           1,604          1,868
Interest on federal funds sold and securities purchased
    under reverse repurchase agreements                        2,120          2,144
                                                         -----------    -----------
    TOTAL INTEREST INCOME                                     71,468         71,212

INTEREST EXPENSE
Interest on deposits                                          19,950         23,051
Interest on federal funds purchased and securities sold
    under repurchase agreements                                6,716          4,948
                                                         -----------    -----------
    TOTAL INTEREST EXPENSE                                    26,666         27,999
                                                         -----------    -----------
NET INTEREST INCOME                                           44,802         43,213
Provision for loan losses                                        215          3,786
                                                         -----------    -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                           44,587         39,427

OTHER INCOME
Trust service income                                           2,231          1,976
Service charges on deposit accounts                            4,188          4,092
Other account charges, fees and commissions                    4,342          3,522
Securities gains                                                   4             19
Other                                                            598            868
                                                         -----------    -----------
    TOTAL OTHER INCOME                                        11,363         10,477

OTHER EXPENSES
Salaries                                                      14,699         12,710
Employee benefits                                              2,959          2,670
Net occupancy - premises                                       1,806          1,585
Equipment expense                                              2,971          2,647
Services and fees                                              4,038          3,817
Other real estate expenses                                       149          1,129
FDIC insurance assessment                                      1,781          1,780
Amortization of intangible assets                              1,675          2,445
Other                                                          6,155          5,789
                                                         -----------    -----------
    TOTAL OTHER EXPENSES                                      36,233         34,572
                                                         -----------    -----------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                            19,717         15,332
Income taxes                                                   6,650          5,330
                                                         -----------    -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                      13,067         10,002
Cumulative effect on prior years (to December 31, 1992)
    of change in accounting for income taxes                                  1,519
                                                         -----------    -----------
NET INCOME                                               $    13,067    $    11,521
                                                         ===========    ===========
PER SHARE DATA
Income before cumulative effect of change in
    accounting principle                                 $       .42    $       .34
Cumulative effect on prior years (to December 31, 1992)
    of change in accounting for income taxes                                    .05
                                                         -----------    -----------
NET INCOME PER SHARE                                     $       .42    $       .39
                                                         ===========    ===========
DIVIDENDS PER SHARE                                      $       .10    $      .093
                                                         ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                       31,172,907     29,476,383
                                                         ===========    ===========

See notes to consolidated financial statements

                            TRUSTMARK CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ IN THOUSANDS)
                                 (UNAUDITED)





                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1994           1993
                                                      ----           ----
OPERATING ACTIVITIES
Net income                                           $13,067        $11,521
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                         215          3,786
       Provision for depreciation and amortization     3,914          4,420
       Writedowns and (gains)/losses on other
        real estate                                      (33)         1,027
       Amortization of security discounts             (1,599)        (1,647)
       Gains on sales of securities                       (4)           (19)
       Other                                           1,406         (4,017)
       Decrease in accrued interest receivable         2,197            905
       Increase in intangible assets                  (1,620)          (297)
       Increase in deferred income taxes              (1,023)        (3,611)
       Decrease in other assets                          662         10,274
       Increase in other liabilities                   8,177         11,821
                                                    --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             25,359         34,163
                                                    --------       --------

INVESTING ACTIVITIES
Proceeds from calls and maturities of securities
    available for sale                                84,180
Proceeds from calls and maturities of securities
    carried at lower of aggregate cost or
    fair value                                                       82,000
Proceeds from calls and maturities of securities
    held to maturity                                 146,757        130,946
Purchases of securities available for sale          (147,496)
Purchases of securities carried at lower of
    aggregate cost or fair value                                   (132,900)
Purchases of securities held to maturity             (60,180)      (214,014)
Net increase in federal funds sold and securities
    purchased under reverse repurchase agreements   (152,607)       (56,876)
Net decrease in loans                                 42,124         38,587
Purchases of premises and equipment                   (2,117)        (1,472)
Proceeds from sales of premises and equipment             56
                                                    --------       --------
NET CASH USED BY INVESTING ACTIVITIES                (89,283)      (153,729)
                                                    --------       --------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                   85,742        (48,702)
Net increase in federal funds purchased
    and securities sold under repurchase agreements    5,835        115,563
Cash dividends                                        (3,117)        (2,751)
                                                    --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             88,460         64,110
                                                    --------       --------
Increase (decrease) in cash and cash equivalents      24,536        (55,456)
Cash and cash equivalents at beginning of year       238,433        252,410
                                                    --------       --------
CASH AND CASH EQUIVALENTS AT END OF QUARTER         $262,969       $196,954
                                                    ========       ========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of Management, the accompanying unaudited and audited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Trustmark Corporation's financial position as of March 31, 1994 and December 31, 1993, the results of operations for the three month period ended March 31, 1994 and 1993 and the cash flows for the three month period ended March 31, 1994 and 1993.

(2) During the first three months of 1994, the Corporation paid approximately $7,775,000 in income taxes and $26,978,000 in interest on deposit liabilities and other borrowings. This compares to $1,410,000 for income taxes and $30,168,000 for interest on deposits and other borrowings for the first three months of 1993.

(3) For the three months ended March 31, 1994 and 1993, noncash transfers from loans to foreclosed properties were $445,000 and $314,000, respectively. For the three months ended March 31, 1994, noncash transfers to securities available for sale were $84,000,000 from securities held for sale and $629,000,000 from securities held to maturity.

(4) On January 1, 1994 the Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities not classified as trading account securities or investment securities expected to be held to maturity and all equity securities are classified as available-for-sale securities and reported at fair value, with net unrealized gains and losses reported, net of income tax, as a separate component of stockholders' equity. The net unrealized gain reported in stockholders' equity at March 31, 1994 is $2,865,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated statements found elsewhere in this report.

ACQUISITIONS
     After the close of business on July 31, 1993, UniSouth Banking Corporation (UniSouth), of Columbus, Mississippi, was merged with Trustmark National Bank. This business combination has been accounted for by the purchase method of accounting. Accordingly, the consolidated statements of income and cash flows for the three months ended March 31, 1993 do not reflect the impact of this merger. All other financial statements include the effect of this merger since its consummation.
     On March 28, 1994, Trustmark Corporation and First National Financial Corporation, parent company of First National Bank of Vicksburg, Mississippi entered into an agreement in principle whereby First National Financial Corporation will be merged into Trustmark Corporation. The merger agreement stipulates that the shareholders of First National Financial Corporation will receive approximately 3.6 million shares of Trustmark Corporation common stock and the right to receive $1.1 million in cash on the closing date. The merger is subject to approval by the appropriate shareholders and regulatory authorities and will be accounted for as a pooling of interests.
     Trustmark Corporation reported total assets at March 31, 1994 of $4.545 billion and currently has 142 locations serving 43 Mississippi cities. At March 31, 1994, First National Financial Corporation had total assets of $301.7 million. First National has eight locations in Vicksburg and one in Jackson.

EARNINGS SUMMARY
     Trustmark Corporation reported net income of $13.1 million for the first quarter of 1994 compared to $11.5 million for the same time period in 1993. The 1994 growth in net income represents an increase of 13.4% when compared to 1993. On a per share basis, net income was $.42 in 1994 compared to $.39 in 1993. Earnings for 1994 increased primarily because of continued improvement in net interest income combined with modest growth in noninterest income, effective management of noninterest expenses and a substantially lower provision for loan losses. It should also be noted that net income for 1993 was positively impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," as of January 1, 1993. The cumulative effect of this change in accounting principle was to increase net income by $1.5 million or $.05 per share.
     The return on average assets (ROA) for the first quarter of 1994 was 1.17% compared to 1.12% for the same time period in 1993. The return on average equity (ROE) was 14.51% for the first quarter of 1994 compared to 15.51% for the same time period in 1993.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
     A key objective of asset/liability management is to control interest rate risk in order to provide stability in the net interest margin. The Asset/Liability Committee monitors and adjusts the Corporation's exposure to interest rates, within specific policy guidelines, based on its view of current and expected market conditions. The primary tool utilized by this committee is an earnings simulation model which can quantify variations in net interest income in future periods under a variety of interest rate environments. Each month, the committee reviews the output of this model with respect to the estimated impact of various interest rate scenarios on net interest income and its compliance with policy guidelines.
     Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of March 31, 1994 ($ in thousands):

                                       Interest Sensitive Within
                                         90 days       One Year
                                       -----------    -----------
Total rate sensitive assets            $1,155,542     $1,698,157
Total rate sensitive liabilities        1,882,145      2,371,733
                                      -----------    -----------
     Net gap                           $ (726,603)    $ (673,576)
                                      ===========    ===========

     The analysis indicates that the Corporation is in a negative gap position over the next three-month and twelve-month time horizons. Management believes that it has adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates. As such, the Corporation's negative gap position has decreased by approximately 17% in the three-month time horizon and by approximately 22% in the twelve-month time horizon since December 31, 1993 in response to rising interest rates.
     The Corporation has historically funded its liquidity requirements with funds generated from operations, including new deposits and proceeds from the repayments of loans and maturing investments. The Corporation also maintains funding relationships with other financial institutions as part of its liquidity management process.

EARNING ASSETS
     The Corporation's earning asset structure changed dramatically during the first quarter of 1994. Both the major categories of loans and securities declined while federal funds sold and securities purchased under reverse repurchase agreements showed a substantial increase.
     Total loans declined by $43.7 million during the first quarter of 1994. Within the loan portfolio, the most substantial decrease was seen in real estate loans which declined by $66.6 million. This decline can be traced to two major factors. First, interest rates on mortgage loans have been rapidly rising during the first quarter which has slowed the volume of mortgages refinanced. In addition, the Corporation continues to be committed to the growth of its mortgage servicing portfolio. This commitment would require that qualified mortgage loans that the Corporation had originated or purchased would be packaged and sold, while retaining the right to service these mortgages. At March 31, 1994, the Corporation's volume of residential mortgage loan servicing was approximately $1.846 billion compared to $1.677 billion at the end of 1993. This increase can be attributed to the strong growth of loans purchased in the correspondent market and the utilization of loans originated within the Corporation.
     Commercial and industrial loans grew by $23.8 million during the first quarter of 1994 and have benefited from the improving economic atmosphere within the state. This has generated growth in both the services and wholesale industries.
     The Corporation's emphasis on credit quality has produced a healthy loan portfolio and a conservative approach to providing for potential loan losses. This emphasis on credit quality can be seen in the Corporation's commitment to the continued refinement of credit administration systems designed to monitor overall policy compliance and the adequacy of supporting financial and collateral documentation. As a result of recent improvements, it is anticipated that the Corporation's ability to identify and address actual and potential credit problems will be further strengthened.
     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201 as well as guidance provided in the Interagency Policy Statement received in January 1994. Each review includes analyses of historical loss experience, trends in portfolio volume and composition, ratio analysis related to overall credit quality, consideration of current economic conditions, estimated future losses in significant criticized loans, changes in lending policies and procedures and other pertinent information. This review is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors.
     The allowance for loan losses has remained at substantially the same level as December 31, 1993. The allowance currently approximates 3.07% of total loans outstanding compared to 3.0% at December 31, 1993 and provides the Corporation with an adequate reserve coverage of nonperforming loans. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent, yet conservative approach in the evaluation of the allowance for loan losses.
     Net charge-offs totaled $229 thousand for the first quarter of 1994 which resulted in an annualized net charge-off ratio of .05%. The current level of net charge-offs for the Corporation remains well below that of banks within its peer group.
     A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. See the table below for more details ($ in thousands):

                                                     3/31/94   12/31/93
                                                     -------    -------
Loans accounted for on a nonaccrual basis            $13,224   $ 9,784
Other real estate                                      3,939     3,961
Loans past due 90 days or more and still accruing        628     1,217
                                                     -------   -------
  Total nonperforming assets and past due loans      $17,791   $14,962
                                                     =======   =======

     Asset quality of the Corporation is considered to be very good. The overall volume of classified assets, which is comprised of classified loans and other real estate owned, remains at approximately the same level reported at year end and is favorable. While an increase in nonaccrual loans was reflected in the March 31, 1994 figures, overall nonperforming assets and past due loans remain well-controlled and continue to compare favorably to peer levels. As of March 31, 1994, the Corporation knows of no additional loans, other than those identified above, that Management has serious doubts as to the ability of such borrowers to repay principal and interest.
     The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. The overall balance of the securities portfolio declined by over $17.0 million during the first quarter of 1994 as the Corporation sought to replenish the balances in federal funds sold that were utilized to purchase securities during the fourth quarter of 1993. However, once an adequate base for liquidity purposes was reached and with future loan demand uncertain, the Corporation decided to increase the short-term investment portfolio as an alternative to the overnight funds market. During the first quarter of 1994, income earned by the short-term portfolio was approximately $258 thousand greater than comparable investments in the overnight funds market. The short-term portfolio will continue to play a vital role in maintaining the Corporation's liquidity and profitability.
     Within the securities portfolio, the current rising interest rate environment has slowed the prepayment of CMO's. However, this has created only a minimal extension of the duration of the securities portfolio. The Corporation intends to take a prudent approach to the maintenance of its securities portfolio.
     The latest comparisons of the tax equivalent yield of the investment portfolio show the Corporation remaining in the upper quartile when compared to its peer group. This has been accomplished while maintaining the quality of the portfolio.
     On January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this new accounting standard, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

Debt and equity securities which are not classified as held to maturity or as trading securities are classified as available-for- sale and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of income taxes. At March 31, 1994, the carrying values and fair values of securities classified as available-for-sale are $777.3 million and $781.9 million, respectively. This resulted in an unrecognized gain, net of tax, of approximately $2.87 million as a separate component of stockholders' equity.
     For the first quarter of 1994, realized gains were $4 thousand on securities available-for-sale while there were no realized losses. Gross unrealized gains approximated $12.8 million while gross unrealized losses approximated $8.2 million on these securities. There were no realized gains or losses on the sale of securities classified as held to maturity. Gross unrealized gains approximated $12.1 million and gross unrealized losses approximated $25.9 million on securities classified as held to maturity at March 31, 1994.
     Federal funds sold and securities purchased under reverse repurchase agreements increased by $152.6 million when compared to the end of 1993. Weak loan demand and unfavorable market conditions for security purchases created the need for the Corporation to utilize federal funds sold and securities purchased under reverse repurchase agreements as a short-term investment alternative.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     Deposits provide the Corporation with its primary source of funds. Total deposits at March 31, 1994 increased by $85.7 million or 2.69% when compared to December 31, 1993. Interest-bearing deposits increased by $104.7 million while noninterest-bearing deposits fell by $19.0 million during that time period. Interest-bearing deposits have become more appealing to deposit customers as interest rates have steadily risen during the first quarter of 1994 and short-term gains from the stock market or mutual funds have become more uncertain.
     Federal funds purchased increased $51.4 million or 61.0% when compared to December 31, 1993. This can be traced to an increase in excess funds purchased from downstream correspondent banks.
     Securities sold under repurchase agreements fell by $45.5 million during the first quarter of 1994. With interest rates on the rise, some customers who had purchased securities sold under repurchase agreements have sought deposit products that would provide additional yield. However, this remains a very popular alternative to traditional deposit products.

STOCKHOLDERS' EQUITY
     The Corporation has always placed a great emphasis on maintaining its strong capital base. The Corporation's Management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders' equity. It is their goal that the Corporation maintain a "well capitalized" equity position. Based on the capital levels defined by banking regulators, a "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at March 31, 1994 ($ in thousands):

     Tier 1 Capital                                     $355,679
     Tier 2 Capital                                       29,289
                                                        --------
     Total Qualifying Capital                           $384,968
                                                        ========

     Total Risk Weighted Assets                       $2,309,777
                                                      ==========

     Tier 1/Risk Weighted Assets                           15.40%
     Tier 2/Risk Weighted Assets                            1.27%
                                                           ------
     Total Qualifying Capital/Risk Weighted Assets         16.67%
                                                           ======

     Leverage Ratio                                         7.85%
                                                           ======

     As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.
     At March 31, 1994, the Corporation had stockholders' equity of $371.4 million which contained a net unrealized gain on securities available-for-sale, net of taxes, of $2.87 million. Based on its first quarter dividend payout ratio of 23.8%, the Corporation retained 76.2% of its earnings, generating an internal capital growth rate of 11.1%. Dividends for the first quarter of 1994 remained at $.10 per share resulting in an annual dividend rate of $.40 per share. Book value for the Corporation's common stock was $11.92 at March 31, 1994, compared to the closing market price of $17.25.

NET INTEREST INCOME
     Net interest income is an effective measurement of how well Management has managed the Corporation's interest rate sensitive assets and liabilities. Interest income generated by earning assets increased .36% for the three months ended March 31, 1994 when compared to the same time period in 1993. Declines in interest earned from securities, federal funds sold and securities purchased under reverse repurchase agreements were more than offset by the increase in interest and fees on loans. A higher average balance combined with an increase in rates resulted in an increase in interest and fees on loans. Interest expense generated by interest- bearing liabilities declined by 4.8% when compared to the first quarter of 1993. A reduction in both the average balance and rate paid on interest-bearing deposits more than offset an increase in the average balances of federal funds sold and securities purchased under reverse repurchase agreements.
     The table below illustrates the effect of these changes on the net interest margin:

                                              Three months ended
                                          -------------------------
                                          3/31/94  3/31/93   Change
                                          -------  -------  -------
Yield on interest-earning assets-FTE       7.08%    7.69%   (.61)%
Rate on interest-bearing liabilities       2.60%    2.97%   (.37)%
                                          ------   ------  -------
     Net interest margin-FTE               4.48%    4.72%   (.24)%
                                          ======   ======  =======

The fully taxable equivalent (FTE) yield on tax exempt income has been computed based on a 35% federal marginal tax rate for both 1994 and 1993. For the first quarter of 1994, the Corporation experienced compression in its net interest margin due to the effect of lower yields on earning assets funded by noninterest-bearing sources of funds. In addition, the Corporation's negative gap position allowed a greater amount of interest-bearing liabilities to be repriced during a period of rising interest rates. The recent changes in the prime rate will help to offset this position in future periods. However, the Corporation will continue to take the necessary precautions in order to protect itself against a rapidly changing interest rate environment.

PROVISION FOR LOAN LOSSES
     Management has continued to stress that one of the primary components of continued profitability is credit quality. This is reflected in the $3.6 million decline in the Corporation's provision for loan losses when comparing the first quarter of 1994 to the same time period in 1993. This decline has resulted from the Corporation's declining percentage of net loan losses to average loans which is a product of Management's prudent approach to improving credit quality.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. Noninterest income for the first quarter of 1994, excluding security gains, increased 8.6% when compared to the same time period in 1993. Trust service income increased by 12.9% when compared to the first quarter of 1993 as Trustmark continued to be one of the largest bank providers of asset management services in Mississippi. Service charges increased 2.4% primarily from an increase in the number of deposit accounts. During the first quarter of 1994, other account charges, fees and commissions became the largest component of noninterest income. The two major contributors to the 23.3% increase in this category were fees generated by the mortgage servicing area and the growth of Trustmark Financial Services, Inc. (TFSI). Management's commitment to the continued growth of the mortgage servicing portfolio was seen by the 46.5% increase in fees collected from servicing mortgages. Continued growth of the mortgage servicing portfolio is expected during 1994 as the Corporation seeks to increase its mortgage correspondent and loan production network of offices and branches. Fees generated by TFSI during the first quarter of 1994 increased by over 6% when compared to the same time period in 1993. This improvement was related to an increased emphasis on the marketing and sale of its investment products. The revenues from other income decreased by 31.1% during the first quarter of 1994 primarily from the reduction of net gains on the sale of loans. Security gains for both the first quarter of 1994 and 1993 were immaterial.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to its customers within the context of economic discipline. During 1994, the Corporation will complete its conversion to an integrated banking system which will provide better customer service through convenient access to information and integration with related applications, plus the introduction of new products and enhanced profitability analysis. In addition, the utilization of the newest technological advances in the financial industry has allowed the Corporation to enhance its efficiency. This has allowed the Corporation's percentage of overhead expenses to average assets to remain substantially below that of its peer group.
     Salaries and employee benefits continue to comprise the largest portion of other expenses and have increased 14.8% during the first quarter of 1994 due to normal annual compensation increases combined with an increase in contributions to employee benefit plans. In addition, salaries and employee benefits for the first quarter of 1993 does not include expenses for the employees of UniSouth which was merged into the Corporation on July 31, 1993. The number of full-time equivalent employees totaled 2,057 at March 31, 1994, 2,072 at December 31, 1993 and 1,982 at March 31, 1993. Personnel expense for the Corporation remains well below that of its peer group. Renovations to facilities purchased and leased in the UniSouth acquisition as well as the general maintenance of existing facilities have contributed to the $545 thousand increase in occupancy and equipment expenses during the first quarter of 1994. Services and fees expense increased by 5.8% during the same time period due to increased expenses for communications and data processing resulting primarily from the UniSouth acquisition. Decreased write-downs were the major contributor to the 86.8% decrease in other real estate expenses during the first quarter of 1994. The Corporation's volume of other real estate compares very favorably to that of its peer group. FDIC insurance expense remained at essentially the same level as that of the prior year. The amortization of intangible assets has decreased 31.5% when comparing the first quarter of 1994 to the same time period last year. Increased prepayments of mortgages serviced resulted in the accelerated amortization of mortgage servicing rights during the first quarter of 1993. In addition, the amortization of intangible assets associated with the purchase of the Canton Exchange Bank in 1983 was completed during the fourth quarter of 1993. Other expenses increased 6.3% during the first quarter of 1994 primarily due to increased expenses related to the purchase and sale of loans in the mortgage servicing portfolio.

INCOME TAXES
     For the three months ended March 31, 1994, the Corporation's effective tax rate was 33.7% compared to 24.9% for the first quarter of 1993. This increase in the effective tax rate is due to the Corporation's adoption of SFAS No. 109, "Accounting for Income Taxes," during the first quarter of 1993. The cumulative effect of this change in accounting principle was to decrease income tax expense by $1.5 million. This reduced the Corporation's effective tax rate for the first quarter of 1993 by 9.9%.

OTHER REGULATORY MATTERS
     In June 1993, FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," that addresses how creditors should establish allowances for credit losses on individual loans determined to be impaired. This standard offers a definition of impairment and how the amount of impairment is measured. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The effect of the implementation of this statement is not expected to be material.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There were no material developments for the quarter ended March 31, 1994.


ITEM 2.  CHANGES IN SECURITIES

   A)  None

   B)  None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   A)  None

   B)  None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A)  None

   B)  None

   C)  None

   D)  None


ITEM 5.  OTHER INFORMATION

   On March 28, 1994, the Corporation announced plans for the merger of First National Financial Corporation, parent company of First National Bank of Vicksburg, Mississippi, and Trustmark Corporation, parent company of Trustmark National Bank. At March 31, 1994, First National Financial Corporation had total assets of $301.7 million. The merger is subject to approval by the appropriate shareholders and regulatory authorities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                            TRUSTMARK CORPORATION
                                                 (Registrant)



DATE:  April 25, 1994                   /s/ FRANK R. DAY
                                        Frank R. Day, Chairman of the
                                         Board, President and Chief
                                         Executive Officer




DATE:  April 25, 1994                   /s/ DAVID R. CARTER
                                        David R. Carter, Secretary-
                                         Treasurer