Form 10-Q
period 1994-06-30
TRUSTMARK CORP
filed 1994-08-11
CIK 36146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

                        Yes X     No
                           -----    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 1994:

              COMMON STOCK, NO PAR VALUE           31,172,907
                       Class                    Number of shares

                             TRUSTMARK CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
              June 30, 1994 and December 31, 1993

            Consolidated Statements of Income
              Three and Six Months Ended
              June 30, 1994 and 1993

            Consolidated Statements of
              Cash Flows - Six Months
              Ended June 30, 1994 and 1993

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

PART II.  OTHER INFORMATION

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                            TRUSTMARK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      ($ in Thousands Except Share Data)


                                                      June 30,
                                                        1994            December 31,
                                                     (Unaudited)           1993*
                                                     -----------        ------------
Assets
Cash and due from banks (noninterest-bearing)         $  221,821        $   238,433
Federal funds sold and securities purchased
    under reverse repurchase agreements                  166,932             91,506
Trading account securities                                   526              2,555
Securities:
    Available for sale, at fair value                    593,702
    At lower of aggregate cost or fair value
        (fair value: $84,346)                                                84,278
    Held to maturity (fair value: $1,183,525-1994;
        $1,838,485-1993)                               1,222,524          1,796,828
Loans                                                  2,114,303          2,116,938
    Less:  Unearned income                                27,007             33,112
           Allowance for possible loan losses             62,636             62,650
                                                      ----------         ----------
    Net loans                                          2,024,660          2,021,176
Premises and equipment, net                               59,555             58,749
Accrued interest receivable                               36,951             34,982
Intangible assets                                         40,239             40,426
Other assets                                              66,629             63,093
                                                      ----------         ----------
    Total Assets                                      $4,433,539         $4,432,026
                                                      ==========         ==========


Liabilities
Deposits:
    Noninterest-bearing deposits                      $  637,667         $  676,601
    Interest-bearing deposits                          2,521,474          2,512,604
                                                      ----------         ----------
        Total deposits                                 3,159,141          3,189,205
Federal funds purchased                                  169,210             84,295
Securities sold under repurchase agreements              689,160            760,840
Accrued expenses and other liabilities                    40,351             39,059
                                                      ----------         ----------
    Total Liabilities                                  4,057,862          4,073,399

Stockholders' Equity
Common stock, no par value:
    Authorized, 40,000,000 shares
    Issued and outstanding: 31,172,907 shares             12,989             12,989
Surplus                                                  220,888            220,888
Retained earnings                                        145,525            124,750
Net unrealized loss on securities available for
    sale, net of tax                                      (3,725)
                                                      ----------         ----------
    Total Stockholders' Equity                           375,677            358,627
                                                      ----------         ----------
    Total Liabilities and Stockholders' Equity        $4,433,539         $4,432,026
                                                      ==========         ==========

*Derived from audited financial statements

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                      Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
                                                                    ---------------------        ----------------------
                                                                     1994            1993         1994           1993
                                                                    ------         ------        ------         ------
Interest Income
Interest and fees on loans                                     $    42,988   $     39,232   $      84,358    $     78,524
Interest and dividends on securities:
    Taxable interest and dividend income                            26,502         30,605          52,876          58,513
    Interest income exempt from federal
        income taxes                                                 1,619          1,798           3,223           3,666
Interest on federal funds sold and securities purchased
    under reverse repurchase agreements                              1,513            567           3,633           2,711
                                                               -----------   ------------   -------------    ------------
    Total Interest Income                                           72,622         72,202         144,090         143,414
Interest Expense
Interest on deposits                                                20,156         22,121          40,106          45,172
Interest on federal funds purchased and securities sold
    under repurchase agreements                                      7,741          5,245          14,457          10,193
                                                               -----------   ------------   -------------    ------------
    Total Interest Expense                                          27,897         27,366          54,563          55,365
                                                               -----------   ------------   -------------    ------------
Net Interest Income                                                 44,725         44,836          89,527          88,049
Provision for loan losses                                              323          4,218             538           8,004
                                                               -----------   ------------   -------------    ------------
Net Interest Income After Provision
    for Loan Losses                                                 44,402         40,618          88,989          80,045
Other Income
Trust service income                                                 2,162          1,975           4,393           3,951
Service charges on deposit accounts                                  4,207          4,024           8,395           8,116
Other account charges, fees and commissions                          4,488          3,815           8,830           7,337
Securities gains                                                        36             26              40              45
Other                                                                  268            839             866           1,707
                                                               -----------   ------------   -------------    ------------
    Total Other Income                                              11,161         10,679          22,524          21,156
Other Expenses
Salaries                                                            13,987         13,460          28,686          26,170
Employee benefits                                                    2,577          2,359           5,536           5,029
Net occupancy - premises                                             1,928          1,714           3,734           3,299
Equipment expense                                                    3,077          2,885           6,048           5,532
Services and fees                                                    4,458          3,897           8,496           7,714
Other real estate expenses                                              74            331             223           1,460
FDIC insurance assessment                                            1,782          1,779           3,563           3,559
Amortization of intangible assets                                    1,719          1,378           3,394           3,823
Other                                                                4,945          4,402          11,100          10,191
                                                               -----------   ------------   -------------    ------------
    Total Other Expenses                                            34,547         32,205          70,780          66,777
                                                               -----------   ------------   -------------    ------------
Income before income taxes and cumulative effect of
    change in accounting principle                                  21,016         19,092          40,733          34,424
Income taxes                                                         7,073          5,556          13,723          10,886
                                                               -----------   ------------   -------------    ------------
Income before cumulative effect of change in
    accounting principle                                            13,943         13,536          27,010          23,538
Cumulative effect on prior years (to December 31, 1992) of
    change in accounting for income taxes                                                                           1,519
                                                               -----------   ------------   -------------    ------------
Net Income                                                     $    13,943   $     13,536   $      27,010    $     25,057
                                                               ===========   ============   =============     ===========
Per Share Data
Income before cumulative effect of change in
    accounting principle                                       $      0.45   $       0.46   $       0.87    $       0.80
Cumulative effect on prior years (to December 31, 1992) of
    change in accounting for income taxes                                                                            0.05
                                                               -----------   ------------   -------------    ------------
Net Income Per Share                                           $      0.45   $       0.46   $        0.87    $       0.85
                                                               ===========   ============   =============    ============
Dividends Per Share                                            $    0.1000   $     0.0933   $      0.2000    $     0.1866
                                                               ===========   ============   =============    ============
Weighted average shares outstanding                             31,172,907     29,476,383      31,172,907      29,476,383
                                                               ===========   ============   =============    ============

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1994           1993
                                                        -------        -------
    Operating Activities
    Net income                                           $27,010        $25,057
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for loan losses                         538          8,004
           Provision for depreciation and amortization     7,967          7,916
           Writedowns and (gains)/losses on other real
               estate                                        (66)         1,156
           Amortization of security discounts             (3,430)        (3,532)
           Gains on sales of securities                      (40)           (45)
           Other                                           1,255           (864)
           Increase in accrued interest receivable        (1,969)        (2,621)
           Increase in intangible assets                  (3,207)        (1,626)
           Increase in deferred income taxes                (325)        (5,066)
           Decrease in other assets                          535          7,830
           Increase (decrease) in other liabilities        1,292           (854)
                                                         -------        -------
    Net cash provided by operating activities             29,560         35,355
                                                         -------        -------

    Investing Activities
    Proceeds from calls and maturities of securities
        available for sale                               141,273
    Proceeds from calls and maturities of securities
        carried at lower of aggregate cost or fair
        value                                                           136,347
    Proceeds from calls and maturities of securities
        held to maturity                                 222,195        271,248
    Proceeds from sales of securities available for
        sale                                             190,876
    Proceeds from sales of securities carried at
        lower of aggregate cost or fair value                            40,029
    Purchases of securities available for sale          (216,709)
    Purchases of securities carried at lower of
        aggregate cost or fair value                                   (152,900)
    Purchases of securities held to maturity            (275,317)      (533,052)
    Net (increase) decrease in federal funds sold
        and securities purchased under reverse
        repurchase agreements                            (75,426)       100,367
    Net increase in loans                                 (5,188)       (38,573)
    Purchases of premises and equipment                   (4,922)        (2,865)
    Proceeds from sales of premises and equipment            110             38
                                                        --------       --------
    Net cash used by investing activities                (23,108)      (179,361)
                                                        --------       --------
    Financing Activities
    Net decrease in deposits                             (30,064)       (82,435)
    Net increase in federal funds purchased
        and securities sold under repurchase agreements   13,235        213,545
    Cash dividends                                        (6,235)        (5,502)
                                                        --------       --------
    Net cash (used) provided by financing activities     (23,064)       125,608
                                                        --------       --------
    Decrease in cash and cash equivalents                (16,612)       (18,398)
    Cash and cash equivalents at beginning of year       238,433        252,410
                                                        --------       --------
    Cash and cash equivalents at end of quarter         $221,821       $234,012
                                                        ========       ========

                See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of Management, the accompanying unaudited and audited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Trustmark Corporation's financial position as of June 30, 1994 and December 31, 1993, the results of operations for the three and six month periods ended June 30, 1994 and 1993 and the cash flows for the six month period ended June 30, 1994 and 1993.

(2) During the first six months of 1994, the Corporation paid approximately $17,237,000 in income taxes and $54,903,000 in interest on deposit liabilities and other borrowings. This compares to $16,360,000 for income taxes and $55,759,000 for interest on deposits and other borrowings for the first six months of 1993.

(3) For the six months ended June 30, 1994 and 1993, noncash transfers from loans to foreclosed properties were $966,000 and $1,251,000, respectively. On January 1, 1994, noncash transfers to securities available-for-sale were $84,000,000 from securities held-for-sale and $629,000,000 from securities held-to-maturity.

(4) On January 1, 1994 the Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities not classified as trading account securities or investment securities expected to be held to maturity and all equity securities are classified as available-for-sale securities and reported at fair value, with net unrealized gains and losses reported, net of income tax, as a separate component of stockholders' equity. The net unrealized loss reported in stockholders' equity at June 30, 1994 is $3,725,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated statements found elsewhere in this report.

ACQUISITIONS
     On March 28, 1994, Trustmark Corporation (Corporation) and First National Financial Corporation, parent company of First National Bank of Vicksburg, Mississippi entered into an agreement in principle whereby First National Financial Corporation will be merged into Trustmark Corporation. The merger agreement stipulates that the shareholders of First National Financial Corporation will receive approximately 3.6 million shares of Trustmark Corporation common stock and the right to receive $1.1 million in cash on the closing date. The merger, which is subject to approval by shareholders and the appropriate regulatory authorities and will be accounted for as a pooling of interests, is expected to be consummated during October 1994.
     Trustmark Corporation reported total assets at June 30, 1994 of $4.434 billion and currently has 152 locations serving 43 Mississippi cities. At June 30, 1994, First National Financial Corporation had total assets of $304.3 million. First National has eight locations in Vicksburg, Mississippi and one in Jackson, Mississippi.
     After the close of business on July 31, 1993, UniSouth Banking Corporation (UniSouth), of Columbus, Mississippi, was merged with Trustmark National Bank. This business combination has been accounted for by the purchase method of accounting. Accordingly, the consolidated statements of income and cash flows for the three and six month periods ended June 30, 1993 do not reflect the impact of this merger. All other financial statements include the effect of this merger since its consummation.

EARNINGS SUMMARY
     Trustmark Corporation reported net income for the second quarter of 1994 of $13.9 million or $.45 per share compared to $13.5 million or $.46 per share for the same time period in 1993. Earnings for the six months ended June 30, 1994, were $27.0 million or $.87 per share compared to $25.1 million or $.85 per share for the same time period in 1993. The Corporation was able to achieve historical highs for net income for both the second quarter and the six months ended June 30, 1994 as a result of a substantially lower provision for loan losses combined with continued improvement in net interest income, modest growth in noninterest income and effective management of noninterest expenses. It should also be noted that net income for the six months ended June 30, 1993 was positively impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," as of January 1, 1993. The cumulative effect of this change in accounting principle was to increase net income by $1.5 million or $.05 per share.
     The return on average assets (ROA) for the second quarter of 1994 was 1.25% compared to 1.29% for the same time period in 1993.

For the six months ended June 30, 1994, ROA was 1.21% compared to 1.20% for the first six months of 1993. The return on average equity (ROE) was 14.92% for the second quarter of 1994 compared to 17.46% for the same time period in 1993. For the six months ended June 30, 1994, ROE was 14.72% compared to 16.51% for the first six months of 1993.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
     A key objective of asset/liability management is to manage the Corporation's assets and liabilities to optimize and maintain the spread between interest earned and interest paid while ensuring an adequate liquidity position. The Asset/Liability Committee monitors and adjusts the Corporation's exposure to interest rates, within specific policy guidelines, based on its view of current and expected market conditions. The primary tool utilized by this committee is an asset/liability modeling system which is used to evaluate exposure to interest rate risk and to project earnings and balance sheet growth. Each month, the committee reviews the output of this model with respect to the estimated impact of various interest rate scenarios on net interest income and its compliance with policy guidelines. At June 30, 1994, the Corporation's net interest income forecasts for the six month, twelve month and second twelve month periods were within policy guidelines.
     Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of June 30, 1994 ($ in thousands):

                                       Interest Sensitive Within
                                         90 days       One Year
                                       -----------    -----------
Total rate sensitive assets            $1,101,798     $1,646,719
Total rate sensitive liabilities        1,861,962      2,334,113
                                       -----------    -----------
     Net gap                           $ (760,164)    $ (687,394)
                                       ===========    ===========


     The analysis indicates that the Corporation is in a negative gap position over the next three-month and twelve-month time horizons. Management believes that it has adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates. As such, the Corporation's negative gap position has decreased by approximately 13% in the three-month time horizon and by approximately 20% in the twelve-month time horizon since December 31, 1993 in response to rising interest rates.
     The Asset/Liability Committee is also responsible for maintaining guidelines that provide for an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. Historically, the Corporation has maintained its liquidity from deposits, excess funds purchased from downstream correspondent banks and repurchase agreements with larger customers.

EARNING ASSETS

     At June 30, 1994, earning assets comprised 91.82% of total assets compared to 91.58% at December 31, 1993. The decline in securities experienced during the first six months of 1994 was generally offset by an increase in federal funds sold and securities purchased under reverse repurchase agreements with loans showing very little change since year end.
     Total loans increased by $3.5 million during the first six months of 1994. Commercial and industrial loans grew by $39.5 million during the first six months of 1994 and have benefited from the improving economic atmosphere within the state. The most significant increases have come from the public utility, construction and services industries. In addition, consumer loans have grown by $26.6 million primarily from the area of automobile loans. The most substantial decrease in the loan portfolio was seen in real estate loans which declined by $69.0 million. This decline can be traced to two major factors. First, interest rates on mortgage loans have been rapidly rising during the first two quarters of 1994, slowing the volume of mortgages refinanced.
Second, the Corporation continues to be committed to the growth of its mortgage servicing portfolio. The Corporation intends to package and sell substantially all qualified mortgage loans that the Corporation has originated or purchased while retaining the right to service these mortgages. At June 30, 1994, the Corporation's volume of residential mortgage loan servicing was approximately $1.95 billion compared to $1.68 billion at the end of 1993. This 16.4% increase can be attributed to the strong growth of loans purchased in the correspondent market and the utilization of loans originated within the Corporation.
     The Corporation's emphasis on credit quality has produced a healthy loan portfolio and a conservative approach to providing for potential loan losses. This emphasis on credit quality can be seen in the Corporation's commitment to the continued refinement of credit administration systems designed to monitor overall policy compliance and the adequacy of supporting financial and collateral documentation. As a result of recent improvements, it is anticipated that the Corporation's ability to identify and address actual and potential credit problems will be further strengthened.
     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201 as well as guidance provided in the Interagency Policy Statement received in January 1994. Each review includes analyses of historical loss experience, trends in portfolio volume and composition, ratio analysis related to overall credit quality, consideration of current economic conditions, estimated future losses in significant criticized loans, changes in lending policies and procedures and other pertinent information. This review is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors.
     The allowance for loan losses has remained at substantially the same level as December 31, 1993. The allowance currently approximates 3.0% of total loans outstanding and provides the Corporation with a more than adequate reserve coverage of nonperforming loans. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent, yet conservative approach in the evaluation of the allowance for loan losses.
     Net charge-offs totaled $552 thousand for the first six months of 1994 which resulted in an annualized net charge-off ratio of .05%. The current level of net charge-offs for the Corporation remains well below that of banks within its peer group.
     A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. See the table below for more details ($ in thousands):

                                                6/30/94   12/31/93
                                                -------    -------
Loans accounted for on a nonaccrual basis        $10,429   $ 9,784
Other real estate                                  3,464     3,961
Loans past due 90 days or more and still
  accruing                                           635     1,217
                                                 -------   -------
  Total nonperforming assets and past due loans  $14,528   $14,962
                                                 =======   =======

     Asset quality of the Corporation is considered to be very good. The overall volume of classified assets, which is comprised of classified loans and other real estate owned, remains at approximately the same level reported at year end and is favorable. As the table above illustrates, overall nonperforming assets and past due loans remain well-controlled and continue to compare favorably to peer levels. As of June 30, 1994, the Corporation knows of no additional loans, other than those identified above, that Management has serious doubts as to the ability of such borrowers to repay principal and interest.
     The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. The overall balance of the securities portfolio declined by $64.9 million during the first six months of 1994. This is partially attributable to the Corporation's decision to replenish the balances in federal funds sold and to provide funds for loan growth. Within the securities portfolio, the available-for-sale portfolio was reduced due to recent instability in the bond market. Reinvestment activity was mostly made in held-to-maturity securities with higher yields while the balance was invested in federal funds sold. Because of the recent instability in the bond market, the Corporation has increased the short-term investment portfolio to its highest point in over one year. This portfolio is utilized as an alternative to the overnight funds market and has contributed an additional $509 thousand in interest income when compared to investments in the overnight funds market. The short-term portfolio will continue to play a vital role in maintaining the Corporation's liquidity and profitability.

     The latest comparisons of the tax equivalent yield of the investment portfolio show the Corporation remaining in the upper quartile when compared to its peer group. This has been accomplished while maintaining the quality of the portfolio.
     On January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this new accounting standard, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Debt and equity securities which are not classified as held to maturity or as trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of income taxes. At June 30, 1994, the carrying values and fair values of securities classified as available-for-sale were $599.7 million and $593.7 million, respectively. This resulted in an unrecognized loss, net of tax, of approximately $3.73 million as a separate component of stockholders' equity.
     For the first six months of 1994, realized gains were $3.30 million on securities available-for-sale while realized losses totaled $3.26 million resulting in net security gains of $40 thousand. Gross unrealized gains approximated $5.5 million while gross unrealized losses approximated $11.5 million on these securities. There were no realized gains or losses on the sale of securities classified as held-to-maturity. Gross unrealized gains approximated $7.4 million and gross unrealized losses approximated $46.4 million on securities classified as held-to-maturity at June 30, 1994.
     Federal funds sold and securities purchased under reverse repurchase agreements increased by $75.4 million when compared to the end of 1993. Uncertain loan growth and unstable market conditions created the need for the Corporation to utilize federal funds sold and securities purchased under reverse repurchase agreements as a short-term investment alternative.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     Deposits provide the Corporation with its primary source of funds. Total deposits at June 30, 1994 decreased by $30.0 million when compared to December 31, 1993. Interest-bearing deposits increased by $8.9 million while noninterest-bearing deposits fell by $38.9 million during that time period. While certificates of deposit have grown slightly since year end, balances in money-market products have dropped. Recent increases in rates paid on money-market mutual funds have caused some customers to shift their liquidity preferences in order to seek higher rates.
     Federal funds purchased increased $84.9 million when compared to December 31, 1993. This can be traced to an increase in funds purchased from correspondent banks.
     Securities sold under repurchase agreements fell by $71.7 million during the first six months of 1994. With interest rates on the rise, some customers who had purchased securities sold under repurchase agreements have sought alternative products that would provide additional yield. However, this remains a very popular alternative to traditional deposit products.

STOCKHOLDERS' EQUITY
     The Corporation has always placed a great emphasis on maintaining its strong capital base. The Corporation's Management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders' equity. It is their goal that the Corporation maintain a "well capitalized" equity position. Based on the capital levels defined by banking regulators, a "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at June 30, 1994 ($ in thousands):

     Tier 1 Capital                                 $368,052
     Tier 2 Capital                                   30,475
                                                    --------
     Total Qualifying Capital                       $398,527
                                                    ========

     Total Risk Weighted Assets                   $2,405,806
                                                  ==========

     Tier 1/Risk Weighted Assets                       15.30%
     Tier 2/Risk Weighted Assets                        1.27%
                                                       ------
     Total Qualifying Capital/Risk Weighted Assets     16.57%
                                                       ======

     Leverage Ratio                                     8.23%
                                                       ======

     As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.
     At June 30, 1994, the Corporation had stockholders' equity of $375.7 million which contained a net unrealized loss on securities available-for-sale, net of taxes, of $3.73 million. Based on its dividend payout ratio of 23.0%, the Corporation retained 77.0% of its earnings for the six months ended June 30, 1994, generating an internal capital growth rate of 11.3%. Dividends for the second quarter of 1994 remained at $.10 per share resulting in an annual dividend rate of $.40 per share. Book value for the Corporation's common stock was $12.05 at June 30, 1994, compared to the closing market price of $18.50.

NET INTEREST INCOME
     Net interest income is an effective measurement of how well Management has managed the Corporation's interest rate sensitive assets and liabilities. Net interest income for the six months ended June 30, 1994 increased $1.48 million when compared to the same time period in 1993. An increase in revenue from earning assets combined with a decrease in interest expense contributed to this change.
      Average earning assets rose 7.2% for the first six months of 1994 with the yield on average earning assets declining 49 basis points when compared to the same time period in 1993. This combination resulted in interest income generated by earning assets increasing $676 thousand for the six months ended June 30, 1994 when compared to the same time period in 1993. Declines in interest earned from securities were more than offset by the increase in interest and fees on loans and federal funds sold and securities purchased under reverse repurchase agreements. The recent increases in the prime rate were a major contributor to the growth in interest and fees on loans realized during the second quarter of 1994.
     Average interest-bearing liabilities rose 4.5% for the first six months of 1994 with the rate paid declining by 19 basis points when compared to the same time period in 1993. As a result, interest expense generated by interest-bearing liabilities declined by $802 thousand when compared to the first six months of 1993. A reduction in both the average balance and rate paid on interest- bearing deposits more than offset an increase in the average balances of federal funds sold and securities purchased under reverse repurchase agreements.
     The table below illustrates the changes in net interest margin as a percentage of average earning assets for the first six months of 1994 and 1993:

                                             Six months ended
                                            ------------------
                                         6/30/94  6/30/93   Change
                                          ------   ------  -------
Yield on interest-earning assets-FTE       7.15%    7.64%   (.49)%
Rate on interest-bearing liabilities       2.66%    2.90%   (.24)%
                                          ------   ------  -------
     Net interest margin-FTE               4.49%    4.74%   (.25)%
                                          ======   ======  =======

The fully taxable equivalent (FTE) yield on tax exempt income has been computed based on a 35% federal marginal tax rate for both 1994 and 1993. For the first six months of 1994, the Corporation experienced compression in its net interest margin due to the rates paid on interest-bearing liabilities declining slower than the decline of yields on earning assets. However, the Corporation achieved a higher net interest margin during the second quarter of 1994 when compared to the first quarter by benefiting from recent increases in the prime rate. The Corporation will continue to take the necessary precautions in order to protect itself against a rapidly changing interest rate environment.

PROVISION FOR LOAN LOSSES
    Management's prudent approach to improving credit quality has contributed significantly to the increase in earnings experienced during the first six months of 1994. Earnings for the six months ended June 30, 1994, were positively impacted by the $7.5 million decline in the Corporation's provision for loan losses when compared to the same time period in 1993.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. Noninterest income for the first six months of 1994, excluding security gains, increased $1.4 million or 6.5% when compared to the same time period in 1993. When comparing the second quarter of 1994 to the same time period in 1993, noninterest income increased $472 thousand or 4.4%. Trust service income increased by 11.2% when compared to the first six months of 1993 as Trustmark continued to be one of the largest bank providers of asset management services in Mississippi. Service charges increased 3.4% primarily from an increase in the number of deposit accounts. During the first six months of 1994, other account charges, fees and commissions became the largest component of noninterest income. The two major contributors to the 20.4% increase in this category were fees generated from residential mortgage servicing and ATM usage. Management's commitment to the continued growth of the mortgage servicing portfolio was seen by the 44.9% increase in fees collected from servicing mortgages during the first six months of 1994. The Corporation has added 10 off-premise ATM machines during the first six months of 1994 in order to better serve its expanding customer base. The revenues from other income decreased by 49.3% during the first six months of 1994 primarily from the reduction of net gains on the sale of loans. Security gains for both 1994 and 1993 were immaterial.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to its customers within the context of economic discipline.
The utilization of the newest technological advances in the financial industry has allowed the Corporation to provide enhanced customer service while improving its efficiency. This has allowed the Corporation's percentage of overhead expenses to average assets to remain substantially below that of its peer group. Noninterest expense for the six months ended June 30, 1994 increased $4.0 million or 6.0% when compared to the same time period in 1993. When comparing only the second quarter of 1994 to 1993, noninterest expenses increased by $2.3 million or 7.3%.
     Salaries and employee benefits continue to comprise the largest portion of other expenses and have increased 9.7% during the first six months of 1994 due to normal annual compensation increases combined with an increase in contributions to employee benefit plans. In addition, salaries and employee benefits for the first six months of 1993 do not include expenses for the employees of UniSouth which were merged into the Corporation on July 31, 1993. The number of full-time equivalent employees totaled 2,056 at June 30, 1994, 2,072 at December 31, 1993 and 1,992 at June 30, 1993. Personnel expense for the Corporation remains well below that of its peer group. Renovations to facilities purchased and leased in the UniSouth acquisition as well as the general maintenance of existing facilities have contributed to the $951 thousand increase in occupancy and equipment expenses during the first six months of 1994. Services and fees expense increased by 10.1% during the same time period due to increased expenses for communications and advertising. Decreased write-downs were the major contributor to the 84.7% decrease in other real estate expenses during the first six months of 1994. The Corporation's volume of other real estate compares very favorably to that of its peer group. FDIC insurance expense remained at essentially the same level as that of the prior year. The amortization of intangible assets has decreased 11.2% when comparing the first six months of 1994 to the same time period last year. Increased prepayments of mortgages serviced resulted in the accelerated amortization of mortgage servicing rights during the first quarter of 1993. In addition, the amortization of intangible assets associated with the purchase of the Canton Exchange Bank in 1983 was completed during the fourth quarter of 1993. Other expenses increased 8.9% during the first six months of 1994 primarily due to increased expenses related to the purchase and sale of loans in the mortgage servicing portfolio, credit cards and loan collection.

INCOME TAXES
     For the six months ended June 30, 1994, the Corporation's effective tax rate was 33.7% compared to 27.2% for the first six months of 1993. This increase in the effective tax rate is due to the Corporation's adoption of SFAS No. 109, "Accounting for Income Taxes," during the first quarter of 1993. The cumulative effect of this change in accounting principle was to decrease income tax expense by $1.5 million. This reduced the Corporation's effective tax rate for the first six months of 1993 by 4.4%.

OTHER REGULATORY MATTERS
     In June 1993, the issuance of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," addressed how creditors should establish allowances for credit losses on individual loans determined to be impaired. This standard offers a definition of impairment and how the amount of impairment is measured. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. The effect of the implementation of this statement is not expected to be material.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There were no material developments for the quarter ended June 30, 1994.


ITEM 2.  CHANGES IN SECURITIES

   A)  None

   B)  None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   A)  None

   B)  None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A)  None

   B)  None

   C)  None

   D)  None


ITEM 5.  OTHER INFORMATION

   On May 4, 1994, the Corporation entered into an agreement to merge with First National Financial Corporation, parent company of First National Bank of Vicksburg, Mississippi, subject to approval by the shareholders and appropriate regulatory authorities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Form 8-K Current Report was filed on April 11, 1994 relative to Item 5 reported above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                        TRUSTMARK CORPORATION
                                             (Registrant)



DATE:  August 10, 1994               /s/ FRANK R. DAY
                                         Frank R. Day, Chairman of the
                                         Board, President and Chief
                                         Executive Officer



DATE:  August 10, 1994               /s/ DAVID R. CARTER
                                         David R. Carter,
                                         Secretary-Treasurer