Form 10-Q
period 1994-09-30
TRUSTMARK CORP
filed 1994-11-14
CIK 36146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

                        Yes   X    No
                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1994:

              COMMON STOCK, NO PAR VALUE           34,910,683
                       Class                    Number of shares

                             TRUSTMARK CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
              September 30, 1994 and December 31, 1993

            Consolidated Statements of Income
              Three and Nine Months Ended
              September 30, 1994 and 1993

            Consolidated Statements of
              Cash Flows - Nine Months
              Ended September 30, 1994 and 1993

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

PART II.  OTHER INFORMATION

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             TRUSTMARK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,
                                                                              1994             DECEMBER 31,
                                                                           (UNAUDITED)             1993*
                                                                         --------------       --------------
ASSETS
Cash and due from banks (noninterest-bearing)                            $      283,783       $      238,433
Federal funds sold and securities purchased
    under reverse repurchase agreements                                          85,598               91,506
Trading account securities                                                          112                2,555
Securities:
    Available for sale, at fair value                                           493,775
    At lower of aggregate cost or fair value (fair value: $84,346)                                    84,278
    Held to maturity (fair value: $1,296,369-1994;
        $1,838,485-1993)                                                      1,350,164            1,796,828
Loans                                                                         2,175,958            2,116,938
    Less:  Unearned income                                                       22,127               33,112
           Allowance for possible loan losses                                    62,636               62,650
                                                                         --------------       --------------
    Net loans                                                                 2,091,195            2,021,176
Premises and equipment, net                                                      59,594               58,749
Accrued interest receivable                                                      36,419               34,982
Intangible assets                                                                39,153               40,426
Other assets                                                                     80,718               63,093
                                                                         --------------       --------------
    TOTAL ASSETS                                                         $    4,520,511       $    4,432,026
                                                                         ==============       ==============


LIABILITIES
Deposits:
    Noninterest-bearing deposits                                         $      659,255       $      676,601
    Interest-bearing deposits                                                 2,510,364            2,512,604
                                                                         --------------       --------------
        Total deposits                                                        3,169,619            3,189,205
Federal funds purchased                                                         192,241               84,295
Securities sold under repurchase agreements                                     730,782              760,840
Accrued expenses and other liabilities                                           43,614               39,059
                                                                         --------------       --------------
    TOTAL LIABILITIES                                                         4,136,256            4,073,399

STOCKHOLDERS' EQUITY
Common stock, no par value:
    Authorized, 40,000,000 shares
    Issued and outstanding: 31,172,907 shares                                    12,989               12,989
Surplus                                                                         220,888              220,888
Retained earnings                                                               155,782              124,750
Net unrealized loss on securities available for sale, net of tax                 (5,404)
                                                                         --------------       --------------
    TOTAL STOCKHOLDERS' EQUITY                                                  384,255              358,627
                                                                         --------------       --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    4,520,511       $    4,432,026
                                                                         ==============       ==============




*Derived from audited financial statements

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  ----------------------------        -----------------------------
                                                                      1994            1993                1994             1993
                                                                  -----------     ------------        ------------     ------------
INTEREST INCOME
Interest and fees on loans                                        $    44,984     $     42,237        $    129,342     $    120,761
Interest and dividends on securities:
    Taxable interest and dividend income                               26,572           28,656              79,448           87,169
    Interest income exempt from federal
        income taxes                                                    1,563            1,809               4,786            5,475
Interest on federal funds sold and securities purchased
    under reverse repurchase agreements                                 1,251            1,015               4,884            3,726
                                                                  -----------     ------------        ------------     ------------
    TOTAL INTEREST INCOME                                              74,370           73,717             218,460          217,131
INTEREST EXPENSE
Interest on deposits                                                   20,997           21,294              61,103           66,466
Interest on federal funds purchased and securities sold
    under repurchase agreements                                         8,732            5,697              23,189           15,890
                                                                  -----------     ------------        ------------     ------------
    TOTAL INTEREST EXPENSE                                             29,729           26,991              84,292           82,356
                                                                  -----------     ------------        ------------     ------------
NET INTEREST INCOME                                                    44,641           46,726             134,168          134,775
Provision for loan losses                                                 543            6,759               1,081           14,763
                                                                  -----------     ------------        ------------     ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                    44,098           39,967             133,087          120,012
OTHER INCOME
Trust service income                                                    2,086            1,984               6,479            5,935
Service charges on deposit accounts                                     4,498            4,623              12,893           12,739
Other account charges, fees and commissions                             4,896            4,499              13,726           11,836
Securities gains                                                          127               71                 167              116
Other                                                                     285              919               1,151            2,626
                                                                  -----------     ------------        ------------     ------------
    TOTAL OTHER INCOME                                                 11,892           12,096              34,416           33,252
OTHER EXPENSES
Salaries                                                               14,443           13,850              43,129           40,020
Employee benefits                                                       2,392            2,336               7,928            7,365
Net occupancy - premises                                                2,063            1,977               5,797            5,276
Equipment expense                                                       3,018            2,942               9,066            8,474
Services and fees                                                       4,490            4,095              12,986           11,809
Other real estate expenses                                                 64              314                 287            1,774
FDIC insurance assessment                                               1,784            1,808               5,347            5,367
Amortization of intangible assets                                       1,742            2,636               5,136            6,459
Other                                                                   5,460            5,691              16,560           15,882
                                                                  -----------     ------------        ------------     ------------
    TOTAL OTHER EXPENSES                                               35,456           35,649             106,236          102,426
                                                                  -----------     ------------        ------------     ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                     20,534           16,414              61,267           50,838
Income taxes                                                            7,160            3,808              20,883           14,694
                                                                  -----------     ------------        ------------     ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                               13,374           12,606              40,384           36,144
Cumulative effect on prior years (to December 31, 1992) of
    change in accounting for income taxes                                                                                     1,519
                                                                  -----------     ------------        ------------     ------------
NET INCOME                                                        $    13,374     $     12,606        $     40,384     $     37,663
                                                                  ===========     ============        ============     ============

PER SHARE DATA
Income before cumulative effect of change in
    accounting principle                                          $      0.43     $       0.41        $       1.30     $       1.21
Cumulative effect on prior years (to December 31, 1992) of
    change in accounting for income taxes                                                                                      0.05
                                                                  -----------     ------------        ------------     ------------
NET INCOME PER SHARE                                              $      0.43     $       0.41        $       1.30     $       1.26
                                                                  ===========     ============        ============     ============

DIVIDENDS PER SHARE                                               $    0.1000     $     0.0933        $      .3000     $      .2799
                                                                  ===========     ============        ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                31,172,907       30,601,252          31,172,907       29,855,460
                                                                  ===========     ============        ============     ============

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  1994             1993
                                                                               ---------        ---------
OPERATING ACTIVITIES
Net income                                                                     $  40,384        $  37,663
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                   1,081           14,763
       Provision for depreciation and amortization                                12,017           12,740
       Writedowns and (gains)/losses on other real estate                             (7)           1,258
       Amortization of security discounts                                         (4,679)          (5,368)
       Gains on sales of securities                                                 (167)            (116)
       Other                                                                       1,150             (802)
       (Increase) decrease in accrued interest receivable                         (1,437)             758
       Increase in intangible assets                                              (3,863)          (4,035)
       Increase in deferred income taxes                                            (891)          (9,939)
       Increase in other assets                                                  (11,870)          (2,854)
       Increase (decrease) in other liabilities                                    4,555           (1,847)
                                                                               ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         36,273           42,221
                                                                               ---------        ---------

INVESTING ACTIVITIES
Cash equivalents of acquired bank, net of cash paid                                                20,601
Proceeds from calls and maturities of securities available for sale              203,759
Proceeds from calls and maturities of securities carried at lower of
    aggregate cost or fair value                                                                  156,137
Proceeds from calls and maturities of securities held to maturity                262,045          430,670
Proceeds from sales of securities available for sale                             246,200
Proceeds from sales of securities carried at lower of aggregate
    cost or fair value                                                                             59,257
Purchases of securities available for sale                                      (245,682)
Purchases of securities carried at lower of aggregate cost or fair value                         (196,124)
Purchases of securities held to maturity                                        (433,061)        (569,554)
Net decrease (increase) in federal funds sold and securities
    purchased under reverse repurchase agreements                                  5,908          (11,389)
Net increase in loans                                                            (72,163)         (42,072)
Purchases of premises and equipment                                               (7,010)          (6,016)
Proceeds from sales of premises and equipment                                        131              214
                                                                               ---------        ---------
NET CASH USED BY INVESTING ACTIVITIES                                            (39,873)        (158,276)
                                                                               ---------        ---------

FINANCING ACTIVITIES
Net decrease in deposits                                                         (19,586)        (113,259)
Net increase in federal funds purchased
    and securities sold under repurchase agreements                               77,888          228,604
Cash dividends                                                                    (9,352)          (8,412)
                                                                               ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         48,950          106,933
                                                                               ---------        ---------
Increase (decrease) in cash and cash equivalents                                  45,350           (9,122)
Cash and cash equivalents at beginning of year                                   238,433          252,410
                                                                               ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                    $ 283,783        $ 243,288
                                                                               =========        =========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of Management, the accompanying unaudited and audited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Trustmark Corporation's financial position as of September 30, 1994 and December 31, 1993, the results of operations for the three and nine month periods ended September 30, 1994 and 1993 and the cash flows for the nine month period ended September 30, 1994 and 1993.


(2) During the first nine months of 1994, the Corporation paid approximately $22,507,000 in income taxes and $85,522,000 in interest on deposit liabilities and other borrowings. This compares to $22,760,000 for income taxes and $84,060,000 for interest on deposits and other borrowings for the first nine months of 1993.


(3) For the nine months ended September 30, 1994 and 1993, noncash transfers from loans to foreclosed properties were $1,111,000 and $2,793,000, respectively. On January 1, 1994, noncash transfers to securities available-for-sale were $84,000,000 from securities held-for-sale and $629,000,000 from securities held-to-maturity.


(4) On January 1, 1994 the Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Debt securities not classified as trading account securities or investment securities expected to be held to maturity and all equity securities are classified as available-for-sale securities and reported at fair value, with net unrealized gains and losses reported, net of income tax, as a separate component of stockholders' equity. The net unrealized loss reported in stockholders' equity at September 30, 1994 is $5,404,000.


(5) Effective October 7, 1994, First National Financial Corporation (FNFC) of Vicksburg, Mississippi, the parent company of First National Bank of Vicksburg, merged with Trustmark Corporation (Corporation) in a business combination accounted for as a pooling-of-interests. The stockholders of FNFC received approximately 3.6 million shares of the Corporation's common stock and approximately $1.1 million in cash in connection with the merger. There have been no material adjustments of net assets of FNFC as a result of adopting the Corporation's accounting policies. Had the merger taken place prior to September 30, 1994, results of operations would have been restated as follows ($ in thousands):

                         Three Months Ended    Three Months Ended
                         September 30, 1994    September 30, 1993
                         ------------------    ------------------
Interest income
(as reported)                 $74,370                $73,717

Interest income
  of acquired bank              4,889                  5,058
                              -------                -------

Pro forma interest income     $79,259                $78,775
                              =======                =======

Net income
(as reported)                 $13,374                $12,606

Net income
  of acquired bank                566                    641
                              -------                -------

Pro forma net income          $13,940                $13,247
                              =======                =======

Pro forma earnings
  per share                   $   .40                $   .39
                              =======                =======


                         Nine Months Ended     Nine Months Ended
                         September 30, 1994    September 30, 1993
                         ------------------    ------------------
Interest income
(as reported)                 $218,460              $217,131

Interest income
  of acquired bank              14,895                15,225
                              --------              --------

Pro forma interest income     $233,355              $232,356
                              ========              ========

Net income
(as reported)                 $ 40,384              $ 37,663

Net income
  of acquired bank               2,072                 2,195
                              --------              --------

Pro forma net income          $ 42,456              $ 39,858
                              ========              ========

Pro forma earnings
  per share                   $   1.22              $   1.19
                              ========              ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated statements found elsewhere in this report.

ACQUISITIONS

     Effective October 7, 1994, First National Financial Corporation (FNFC) of Vicksburg, Mississippi, the parent company of First National Bank of Vicksburg, merged with Trustmark Corporation (Corporation) in a business combination accounted for as a pooling-of-interests. The stockholders of FNFC received approximately 3.6 million shares of the Corporation's common stock and approximately $1.1 million in cash in connection with the merger. At September 30, 1994, FNFC had total consolidated assets of approximately $278 million and total consolidated deposits of approximately $243 million. With this acquisition, Trustmark Corporation now has 165 total locations serving 44 cities in Mississippi.

     After the close of business on July 31, 1993, UniSouth Banking Corporation (UniSouth), of Columbus, Mississippi, was merged with Trustmark National Bank. This business combination has been accounted for by the purchase method of accounting. Accordingly, the consolidated statements of income and cash flows for the three and nine month periods ended September 30, 1993 include the effect of this merger only since its consummation.

EARNINGS SUMMARY

     Trustmark Corporation reported net income for the third quarter of 1994 of $13.4 million or $.43 per share compared to $12.6 million or $.41 per share for the same time period in 1993. Earnings for the nine months ended September 30, 1994, were $40.4 million or $1.30 per share compared to $37.7 million or $1.26 per share for the same time period in 1993. The Corporation was able to increase its profitability as a result of a substantially lower provision for loan losses combined with modest growth in noninterest income and effective management of noninterest expenses. It should also be noted that net income for the nine months ended September 30, 1993 was positively impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," as of January 1, 1993. The cumulative effect of this change in accounting principle was to increase net income by $1.5 million or $.05 per share.

     The return on average assets (ROA) for the third quarter of 1994 was 1.19% compared to 1.15% for the same time period in 1993. For the nine months ended September 30, 1994, ROA was 1.20% compared to 1.19% for the first nine months of 1993. The return on average equity (ROE) was 13.76% for the third quarter of 1994 compared to 14.84% for the same time period in 1993. For the nine months ended September 30, 1994, ROE was 14.39% compared to 15.91% for the first nine months of 1993.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

     A key objective of asset/liability management is to manage the Corporation's assets and liabilities to optimize and maintain the spread between interest earned and interest paid while ensuring an adequate liquidity position. The Asset/Liability Committee monitors and adjusts the Corporation's exposure to interest rates, within specific policy guidelines, based on its view of current and expected market conditions. The primary tool utilized by this committee is an asset/liability modeling system which is used to evaluate exposure to interest rate risk and to project earnings and balance sheet growth. Each month, the committee reviews the output of this model with respect to the estimated impact of various interest rate scenarios on net interest income and its compliance with policy guidelines. At September 30, 1994, the Corporation's net interest income forecasts for the six month, twelve month and second twelve month periods were within policy guidelines.

     Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of September 30, 1994 ($ in thousands):

                                       Interest Sensitive Within
                                         90 days       One Year
                                       ----------     ----------
Total rate sensitive assets            $  989,416     $1,573,436
Total rate sensitive liabilities        1,793,927      2,338,154
                                       ----------     ----------
     Net gap                           $ (804,511)    $ (764,718)
                                       ==========     ==========

     The analysis indicates that the Corporation is in a negative gap position over the next three month and twelve month time horizons. Management believes that it has adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates. As such, the Corporation's negative gap position has decreased by approximately 8.1% in the three month time horizon and by approximately 11.5% in the twelve month time horizon since December 31, 1993 in response to rising interest rates and uncertain market conditions.

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

EARNING ASSETS

     At September 30, 1994, earning assets were $4.083 billion compared to $4.059 billion at December 31, 1993. The decline in securities experienced during the first nine months of 1994 was more than offset by an increase in loans with federal funds sold and securities purchased under reverse repurchase agreements showing very little change since year end.

     Total loans increased by $70.0 million during the first nine months of 1994. Commercial and industrial loans grew by $45.3 million during the first nine months of 1994 and have benefited from the improving economic atmosphere within the state. The most significant increases have come from the public utility, construction and services industries. In addition, consumer loans have grown by $46.4 million primarily from the area of automobile loans. The most substantial decrease in the loan portfolio was seen in real estate loans which declined by $35.9 million. This decline can be traced to two major factors. First, interest rates on mortgage loans have been rapidly rising during the first three quarters of 1994, slowing the volume of mortgages refinanced. Second, the Corporation continues to be committed to the growth of its mortgage servicing portfolio. The Corporation intends to package and sell substantially all qualified mortgage loans that the Corporation has originated or purchased while retaining the right to service these mortgages. At September 30, 1994, the Corporation's volume of residential mortgage loan servicing was approximately $2.02 billion compared to $1.68 billion at the end of 1993. This 20.2% increase can be attributed to the strong growth of loans purchased in the correspondent market and the utilization of loans originated within the Corporation.

     The Corporation's emphasis on credit quality has produced a healthy loan portfolio and a conservative approach to providing for potential loan losses. This emphasis on credit quality is reflected in Management's ongoing support of credit administration systems that monitor policy compliance and adequacy of supporting loan documentation as well as those designed to identify and strengthen actual and potential credit problems.

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

     The allowance for loan losses has remained at substantially the same level as December 31, 1993. The allowance currently approximates 2.91% of total loans outstanding and provides the Corporation with a more than adequate reserve coverage of nonperforming loans. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

     Net charge-offs totaled $1.095 million for the first nine months of 1994 which resulted in an annualized net charge-off ratio of .07%. The current level of net charge-offs for the Corporation remains well below that of banks within its peer group.

     A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. See the table below for more details ($ in thousands):

                                                   9/30/94  12/31/93
                                                   -------  --------
Loans accounted for on a nonaccrual basis          $10,162   $ 9,784
Other real estate                                    3,384     3,961
Loans past due 90 days or more and still accruing      936     1,217
                                                   -------   -------
  Total nonperforming assets and past due loans    $14,482   $14,962
                                                   =======   =======

     Asset quality of the Corporation is considered to be very good. The overall volume of classified assets, which is comprised of classified loans and other real estate owned, remains at approximately the same level reported at year end and is favorable. As the table above illustrates, overall nonperforming assets and past due loans remain well-controlled and continue to compare favorably to peer levels. As of September 30, 1994, the Corporation knows of no additional loans, other than those identified above, that Management has serious doubts as to the ability of such borrowers to repay principal and interest.

     The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. The overall balance of the securities portfolio declined by $37.2 million during the first nine months of 1994. This is partially attributable to the Corporation's decision to utilize this liquidity to reduce its overnight borrowing position and to provide funds for loan growth. Within the securities portfolio, the available-for-sale portfolio has been reduced since the end of the first quarter of 1994 due to instability in the bond market. Reinvestment activity has primarily been in held-to-maturity securities with higher yields with the balance going to overnight funds. During the third quarter, the Corporation decreased the size of its short-term investment portfolio as it sought funds for loan growth and the reduction of its overnight borrowing needs. As necessary, this portfolio is utilized as an alternative to the overnight funds market and has contributed an additional $644 thousand in interest income when compared to investments in the overnight funds market.
The short-term portfolio will continue to play a vital role in maintaining the Corporation's liquidity and profitability.

     The latest comparisons of the tax equivalent yield of the investment portfolio show the Corporation remaining in the upper quartile when compared to its peer group. This has been accomplished while maintaining the quality of the portfolio.

     On January 1, 1994, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this new accounting standard, debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt and equity securities which are not classified as held-to-maturity or as trading securities are classified as available-for-sale and reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of income taxes. At September 30, 1994, the carrying values and fair values of securities classified as available-for-sale were $502.5 million and $493.8 million, respectively. This resulted in an unrecognized loss, net of tax, of approximately $5.40 million as a separate component of stockholders' equity.

     For the first nine months of 1994, realized gains were $4.091 million on securities available-for-sale while realized losses totaled $3.924 million resulting in net security gains of $167 thousand. Gross unrealized gains approximated $3.8 million while gross unrealized losses approximated $12.6 million on these securities. There were no realized gains or losses on the sale of securities classified as held-to-maturity. Gross unrealized gains approximated $6.1 million and gross unrealized losses approximated $59.9 million on securities classified as held-to-maturity at September 30, 1994.

     Federal funds sold and securities purchased under reverse repurchase agreements decreased by $5.9 million when compared to the end of 1993. Market conditions and liquidity needs are the driving forces behind the utilization of federal funds sold and securities purchased under reverse repurchase agreements as a short-term investment product.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Deposits provide the Corporation with its primary source of funds. Total deposits at September 30, 1994 decreased by $19.6 million when compared to December 31, 1993. Interest-bearing deposits decreased by $2.2 million while noninterest-bearing deposits fell by $17.4 million during that time period. Certificates of deposit have shown little change overall since year end while balances in short-term savings products have dropped. In order to retain its core deposit customers, the Corporation has recently begun to offer a certificate of deposit product that allows the customer the option to change to a higher market rate one time during the life of the instrument.

     Federal funds purchased increased $57.9 million when compared to December 31, 1993. This can be traced to an increase in funds purchased from correspondent banks. With current market conditions uncertain, the Corporation plans to reduce its position in federal funds purchased with excess funds from maturing investment securities.

     Securities sold under repurchase agreements fell by $30.1 million during the first nine months of 1994. With interest rates on the rise, some customers who had purchased securities sold under repurchase agreements have sought alternative products that would provide additional yield. However, this remains a very popular alternative to traditional deposit products.

STOCKHOLDERS' EQUITY

     The Corporation has always placed a great emphasis on maintaining its strong capital base. The Corporation's Management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders' equity. It is their goal that the Corporation maintain a "well capitalized" equity position. Based on the capital levels defined by banking regulators, a "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at September 30, 1994 ($ in thousands):

     Tier 1 Capital                                  $378,636
     Tier 2 Capital                                    31,770
                                                     --------
     Total Qualifying Capital                        $410,406
                                                     ========

     Total Risk Weighted Assets                    $2,510,731
                                                   ==========

     Tier 1/Risk Weighted Assets                        15.08%
     Tier 2/Risk Weighted Assets                         1.27%
                                                        -----
     Total Qualifying Capital/Risk Weighted Assets      16.35%
                                                        =====

     Leverage Ratio                                      8.48%
                                                        =====

     As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.

     At September 30, 1994, the Corporation had stockholders' equity of $384.3 million which contained a net unrealized loss on securities available-for-sale, net of taxes, of $5.40 million. Based on its dividend payout ratio of 23.1%, the Corporation retained 76.9% of its earnings for the nine months ended September 30, 1994, generating an internal capital growth rate of 11.1%. Dividends for the third quarter of 1994 remained at $.10 per share resulting in an annual dividend rate of $.40 per share. The Corporation has recently announced that it will raise its quarterly dividend from $.10 per share to $.1075 cents per share, payable on December 15th, to shareholders of record on December 1st. This action raises the annual rate to $.43 per share. Book value for the Corporation's common stock was $12.33 at September 30, 1994, compared to the closing market price of $19.50.

NET INTEREST INCOME

     Net interest income is an effective measurement of how well Management has managed the Corporation's interest rate sensitive assets and liabilities. Net interest income for the nine months ended September 30, 1994 was at approximately the same level as the same time period in 1993. The Corporation has been able to offset increased interest expenses from federal funds purchased and securities purchased under reverse repurchase agreements with an increase in interest and fees earned from loans.

      When compared to the first nine months of 1993, average earning assets
rose 5.7% during 1994.   During the same time period, the yield on average
earning assets declined by 37 basis points. This combination resulted in interest income generated by earning assets increasing $1.3 million for the nine months ended September 30, 1994 when compared to the same time period in 1993. Declines in interest earned from securities were more than offset by the increase in interest and fees on loans and federal funds sold and securities purchased under reverse repurchase agreements. Recent increases in the prime rate have had a favorable impact on interest and fees earned on loans during 1994.

     Average interest-bearing liabilities rose 3.3% for the first nine months of 1994 with the rate paid declining by only 3 basis points when compared to the same time period in 1993. As a result, interest expense generated by interest-bearing liabilities increased by $1.9 million when compared to the first nine months of 1993. An increase in both the average balance and rate paid on federal funds purchased and securities sold under repurchase agreements more than offset a decline in the average balances of interest-bearing deposits combined with an increased rate paid.

     The table below illustrates the changes in net interest margin as a percentage of average earning assets for the first nine months of 1994 and 1993:

                                         Nine months ended
                                         -----------------
                                         9/30/94  9/30/93   Change
                                         -------  -------   ------
Yield on interest-earning assets-FTE       7.23%    7.60%   (.37)%
Rate on interest-bearing liabilities       2.74%    2.83%   (.09)%
                                           ----     ----    -----
     Net interest margin-FTE               4.49%    4.77%   (.28)%
                                           ====     ====    =====

The fully taxable equivalent (FTE) yield on tax exempt income has been computed based on a 35% federal marginal tax rate for both 1994 and 1993. For the first nine months of 1994, the Corporation experienced compression in its net interest margin due to the rates paid on interest-bearing liabilities declining slower than the decline of yields on earning assets. The Corporation will continue to take the necessary precautions in order to protect itself against a rapidly changing interest rate environment.

PROVISION FOR LOAN LOSSES

    Management's prudent approach to improving credit quality has contributed significantly to the increase in earnings experienced during the first nine months of 1994. Earnings for the nine months ended September 30, 1994 were positively impacted by the $13.7 million decline in the Corporation's provision for loan losses when compared to the same time period in 1993.

NONINTEREST INCOME

     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. Noninterest income for the first nine months of 1994, excluding security gains, increased $1.1 million or 3.4% when compared to the same time period in 1993. When comparing the third quarter of 1994 to the same time period in 1993, noninterest income decreased $260 thousand or 2.2%. This decline is directly attributed to the reduction in gains on sales of mortgage loans.

     Trust service income increased by 9.2% when compared to the first nine months of 1993 as Trustmark continued to be one of the largest bank providers of asset management services in Mississippi. Year-to-date service charges have remained at essentially the same level as 1993 as the Corporation continued to experience marginal deposit growth. During the first nine months of 1994, other account charges, fees and commissions became the largest component of noninterest income. The two major contributors to the 16.0% increase in this category were fees generated from residential mortgage servicing and ATM usage. Management's commitment to the continued growth of the mortgage servicing portfolio was seen by the 41.2% increase in fees collected from servicing mortgages during the first nine months of 1994. The Corporation's commitment to customer service is reflected in the growth of off-premise ATM's experienced during 1994. As a result, fees resulting from ATM usage have grown
significantly during 1994.   Security gains for both 1994 and 1993 were
immaterial.

NONINTEREST EXPENSE

     Another long-term strategy of the Corporation is to continue to provide quality service to its customers within the context of economic discipline. The utilization of the newest technological advances in the financial industry has allowed the Corporation to provide enhanced customer service while improving its efficiency. This has allowed the Corporation's percentage of overhead expenses to average assets to remain substantially below that of its peer group. Noninterest expense for the nine months ended September 30, 1994 increased $3.8 million or 3.7% when compared to the same time period in 1993. When comparing only the third quarter of 1994 to 1993, noninterest expenses decreased by $193 thousand or .54%. This decline is especially noteworthy considering that expenses from both the Columbus and Tupelo branches, which were acquired during the UniSouth acquisition, have been included for the full three and nine month periods of 1994 while expenses for the three and nine month periods of 1993 were included only from the acquisition date of July 31st.

     Salaries and employee benefits continue to comprise the largest portion of other expenses and have increased 4.0% during the first nine months of 1994.
As mentioned above, this increase can be primarily attributed to the additional salary expense incurred during 1994 from the UniSouth acquisition. The number of full-time equivalent employees totaled 2,071 at September 30, 1994, 2,072 at December 31, 1993 and 2,075 at September 30, 1993. Personnel expense for the Corporation remains well below that of its peer group. Renovations to facilities purchased and leased in the UniSouth acquisition as well as the general maintenance of existing facilities and the replacement of equipment have contributed to the $1.1 million increase in occupancy and equipment expenses during the first nine months of 1994. Services and fees expense increased by 10.0% during the same time period due to increased expenses for communications and advertising. Decreased write-downs were the major contributor to the 83.8% decrease in other real estate expenses during the first nine months of 1994. The Corporation's volume of other real estate compares very favorably to that of its peer group. FDIC insurance expense remained at essentially the same level as that of the prior year. The amortization of intangible assets has decreased 20.5% when comparing the first nine months of 1994 to the same time period last year. Increased prepayments of mortgages serviced resulted in the accelerated amortization of mortgage servicing rights during 1993 which has more than offset the amortization of intangible assets associated with the UniSouth acquisition that began during the third quarter of 1993. In addition, the amortization of intangible assets associated with the purchase of the Canton Exchange Bank in 1983 was completed during the fourth quarter of 1993. Other expenses increased 4.3% during the first nine months of 1994 primarily due to increased expenses related to the purchase and sale of loans in the mortgage servicing portfolio, credit cards and loan collection.

INCOME TAXES

     For the nine months ended September 30, 1994, the Corporation's effective tax rate was 34% compared to 26% for the same time period in 1993. This increase in effective tax rate is substantially due to three factors. First, the Corporation adopted SFAS No. 109, "Accounting for Income Taxes," during the first quarter of 1993. The adoption of this pronouncement changed the Corporation's method of accounting for income taxes from a deferred method to an asset and liability method. This change in accounting method caused a one-time reduction in income tax expense in the amount of $1.5 million, which reduced the Corporation's effective tax rate for the nine months ended September 30,1993 by 3%. Second, the Revenue Reconciliation Act of 1993 increased the statutory tax rate by 1% in August of 1993. A result of this change was an increase in the value of the Corporation's deferred tax asset causing another one-time reduction in income tax expense. This change reduced the Corporation's effective tax rate by 1.2% for the nine months ended September 30, 1993. Finally, for the period ended September 30, 1994, tax-exempt interest income declined both in real terms and as a percentage of net income when compared to the nine months ended September 30, 1993.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There were no material developments for the quarter ended September 30, 1994.


ITEM 2.  CHANGES IN SECURITIES

   A)  None

   B)  None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   A)  None

   B)  None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A)  None

   B)  None

   C)  None

   D)  None

ITEM 5.  OTHER INFORMATION

   Effective October 7, 1994, First National Financial Corporation (FNFC) of Vicksburg, Mississippi, the parent company of First National Bank of Vicksburg, merged with Trustmark Corporation (Corporation) in a business combination accounted for as a pooling-of-interests. The stockholders of FNFC received approximately 3.6 million shares of the Corporation's common stock and approximately $1.1 million in cash in connection with the merger. At September 30, 1994, FNFC had total consolidated assets of approximately $278 million and total consolidated deposits of approximately $243 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   The following exhibits are included herein:

   (27)  Financial Data Schedule

   Form 8-K Current Report was filed on October 21, 1994, relative to Item 5 reported above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                        TRUSTMARK CORPORATION
                                             (Registrant)



DATE:  November 10, 1994             /s/ FRANK R. DAY
                                     Frank R. Day, Chairman of the
                                     Board, President and Chief
                                     Executive Officer



DATE:  November 10, 1994             /s/ DAVID R. CARTER
                                     David R. Carter, Secretary-
                                     Treasurer