Form 10-K
TRUSTMARK CORP
filed 1995-03-30
CIK 36146

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 or
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES (X)   NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the closing sales price of March 4, 1995, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $392,710,863.

As of March 4, 1995, there were issued and outstanding 34,910,683 shares of the Registrant's Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to parts I, II and III of the Form 10-K report: (1) Registrant's 1994 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated February 15, 1995 (Part III).

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                             TRUSTMARK CORPORATION
                                 1994 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Trustmark Corporation (Corporation) is a one-bank holding company which was incorporated under the Mississippi Business Corporation Act on August 5, 1968 and commenced doing business in November 1968. At December 31, 1994, the Corporation had total consolidated assets of $4.8 billion and total consolidated equity of $421 million. The Corporation's primary business activities are generated through its wholly-owned subsidiary, Trustmark National Bank (Trustmark). The Corporation became the sole owner of Trustmark on October 7, 1994 when it exchanged 137,514 shares of the Corporation's common stock for the minority shareholders' interest. Trustmark accounts for substantially all of the total assets and total revenues of the Corporation. Trustmark, which was chartered by the State of Mississippi in 1889, is headquartered in Jackson and is the largest bank in the state having total assets at December 31, 1994, of approximately $4.8 billion and deposits of $3.4 billion.

     Trustmark's primary means of asset growth has been through mergers and
acquisitions of financial institutions.   The most recent acquisition involved
the merger of Trustmark Corporation and First National Financial Corporation
(FNFC) of Vicksburg, Mississippi. This merger was consummated after the close of business on October 7, 1994, and has been accounted for as a pooling of interests. The stockholders of FNFC received 3,600,262 shares of Trustmark Corporation stock and approximately $1,105,000 in cash in connection with this merger.

     Trustmark's retail banking system offers a variety of deposit, investment and credit products to its customers through a branch network with facilities in 156 locations. Trustmark is well established as a provider of depository, credit and cash management services to middle-market and larger businesses. These services range from payroll checking, business checking accounts, corporate savings, secured and unsecured lines of credit and loans to direct deposit payroll, sweep accounts and letters of credit. Trustmark also offers MasterCard, VISA and VISA Gold credit card services to consumers and merchants throughout Mississippi. In addition, Trustmark successfully introduced the Trustmark Express Check debit card in 1994 which allows customers to access their checking or savings account through any merchant that accepts MasterCard and at any Trustmark Express, Gulfnet or Cirrus automated teller machine. Trustmark's Trust Services business unit provides services in three areas: custody, investment management and ancillary services such as a third party fiscal agent. Trustmark's Investment Services unit provides both institutional and retail customers with quality investment opportunities through its Dealer Bank Department and Trustmark Financial Services, Inc. (TFSI), its wholly-owned subsidiary. Full-service brokerage was added as a service in 1994, and plans are being made for expansion of offices in Trustmark branch locations.

     In addition, the Corporation directly owns all of the stock of F. S. Corporation and First Building Corporation, both nonbank Mississippi corporations. F. S. Corporation previously developed automobile financing, including all incidental and related matters. First Building Corporation previously managed and operated its own real estate investments. Today, F. S.
Corporation and First Building   Corporation are dormant corporations and are
not significant subsidiaries.

    As of January 31, 1995, the Corporation and its subsidiaries employed 2,206 full-time equivalent employees.

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

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. In addition, FDICIA has created restrictions on capital distributions that would leave a depository institution undercapitalized.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Registrant including their positions with the Registrant, their ages and their principal occupations for the last five years are as follows:

    Frank R. Day, 63, Director, Chairman of the Board, President and Chief Executive Officer, Trustmark Corporation; Chairman of the Board and Chief Executive Officer, Trustmark National Bank since January, 1988. Assumed additional office of President of Trustmark Corporation at that time.

    Harry M. Walker, 44, Secretary-Treasurer  of  Trustmark
    Corporation since January 1995; Executive Vice President,
    Trustmark National Bank from May 1987 to March 1992; since
    March 1992, President, Trustmark National Bank.

STATISTICAL DISCLOSURES

    The statistical disclosures for Trustmark Corporation are contained in Tables 1 through 12.

                             TRUSTMARK CORPORATION
                            STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The Average Assets and Liabilities table below shows the average balances for all assets and liabilities of the Corporation at year end, the interest income or expense associated with those assets and liabilities, and the computed yield or rate based upon the interest income or expense for each of the last three years (Tax Equivalent Basis - $ in thousands):



                                                                                       DECEMBER 31,
                                                             ----------------------------------------------------------------
                                                                          1994                               1993
                                                             ------------------------------     -----------------------------
                                                              AVERAGE               YIELD/       AVERAGE              YIELD/
                                                              BALANCE    INTEREST    RATE        BALANCE    INTEREST   RATE
                                                             ----------  --------   -------     ----------  --------  -------
ASSETS
   Interest-earning assets:
      Federal funds sold and securities purchased
         under reverse repurchase agreements                   $156,650    $6,188      3.95%      $162,375    $5,079    3.13%
      Trading securities                                            964        68      7.05%         1,445       111    7.68%
      Securities available for sale                             628,073    40,599      6.46%       176,359     7,914    4.49%
      Securities held to maturity:
        U.S. Treasury and U.S. Government agencies            1,148,516    67,360      5.86%     1,575,415   109,557    6.95%
        Obligations of states and political subdivisions        173,238    14,396      8.31%       136,380    13,085    9.59%
        Other securities                                          4,433       372      8.39%        24,698     1,598    6.47%
      Loans, net of unearned income                           2,246,350   191,739      8.54%     2,108,314   178,872    8.48%
                                                             ----------  --------               ----------  --------
      Total interest-earning assets                           4,358,224   320,722      7.36%     4,184,986   316,216    7.56%
Cash and due from banks                                         267,107                            251,115
Other assets                                                    224,336                            202,789
Allowance for loan losses                                       (64,958)                           (58,221)
                                                             ----------                         ----------
        TOTAL ASSETS                                         $4,784,709                         $4,580,669
                                                             ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
      Interest-bearing demand deposits                       $1,139,553    28,216      2.48%    $1,151,466    28,244    2.45%
      Savings deposits                                          253,968     6,012      2.37%       234,848     5,807    2.47%
      Time deposits                                           1,349,727    56,926      4.22%     1,393,569    60,657    4.35%
      Federal funds purchased and securities sold
        under repurchase agreements                             873,480    33,136      3.79%       762,909    22,062    2.89%
                                                             ----------  --------               ----------  --------
        Total interest-bearing liabilities                    3,616,728   124,290      3.44%     3,542,792   116,770    3.30%
                                                                         --------                           --------
Noninterest-bearing demand deposits                             695,289                            622,783
Accrued expenses and other liabilities                           62,876                             59,911
Stockholders' equity                                            409,816                            355,183
                                                             ----------                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $4,784,709                         $4,580,669
                                                             ==========                         ==========

        NET INTEREST MARGIN                                               196,432      4.51%                 199,446    4.77%

Less tax equivalent adjustments:
   Investments                                                              3,634                              4,217
   Loans                                                                    1,639                              1,392
                                                                         --------                           --------
        NET INTEREST MARGIN PER ANNUAL REPORT                            $191,159                           $193,837
                                                                         ========                           ========

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                          1992
                                                            -------------------------------
                                                             AVERAGE                YIELD/
                                                             BALANCE    INTEREST    RATE
                                                            ----------  --------   --------
ASSETS
   Interest-earning assets:
      Federal funds sold and securities purchased
         under reverse repurchase agreements                  $172,215    $6,862     3.98%
      Trading securities                                         1,372        90     6.56%
      Securities available for sale                             27,506       956     3.48%
      Securities held to maturity:
        U.S. Treasury and U.S. Government agencies           1,433,333   111,906     7.81%
        Obligations of states and political subdivisions       156,771    16,083    10.26%
        Other securities                                        31,437     1,657     5.27%
      Loans, net of unearned income                          2,008,855   179,582     8.94%
                                                            ----------  --------
      Total interest-earning assets                          3,831,489   317,136     8.28%
Cash and due from banks                                        233,234
Other assets                                                   185,806
Allowance for loan losses                                      (46,360)
                                                            ----------
        TOTAL ASSETS                                        $4,204,169
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
      Interest-bearing demand deposits                      $1,072,145    34,019     3.17%
      Savings deposits                                         207,149     6,556     3.16%
      Time deposits                                          1,571,772    81,736     5.20%
      Federal funds purchased and securities sold
        under repurchase agreements                            454,128    16,058     3.54%
                                                            ----------  --------
        Total interest-bearing liabilities                   3,305,194   138,369     4.19%
                                                                        --------
Noninterest-bearing demand deposits                            542,823
Accrued expenses and other liabilities                          47,491
Stockholders' equity                                           308,661
                                                            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $4,204,169
                                                            ==========

        NET INTEREST MARGIN                                              178,767     4.67%

Less tax equivalent adjustments:
   Investments                                                             5,111
   Loans                                                                   1,399
                                                                        --------
        NET INTEREST MARGIN PER ANNUAL REPORT                           $172,257
                                                                        ========

     Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for 1994 and 1993 and 34% for 1992. Certain reclassifications have been made to the 1993 and 1992 statements to conform to the 1994 method of presentation.

                            TRUSTMARK CORPORATION
                     STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The Volume and Yield/Rate Variance table below shows the change from year to year for each component of the tax equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yield or rate (Tax Equivalent Basis - $ in thousands):


                                                              1994 COMPARED TO 1993                1993 COMPARED TO 1992
                                                            INCREASE (DECREASE) DUE TO:          INCREASE (DECREASE) DUE TO:
                                                           ------------------------------        ----------------------------
                                                                      YIELD/                                YIELD/
                                                           VOLUME      RATE        NET           VOLUME      RATE       NET
                                                           -------   --------     -------        -------     ------   -------
INTEREST EARNED ON:
  Federal funds sold and securities purchased
    under reverse repurchase agreements                      ($184)    $1,293      $1,109          ($377)   ($1,406)  ($1,783)
  Trading securities                                           (35)        (8)        (43)             5         16        21
  Securities available for sale                             27,905      4,780      32,685          5,390      1,568     6,958
  Securities held to maturity:
    U.S. Treasury and U.S. Government agencies             (26,727)   (15,470)    (42,197)        10,567    (12,916)   (2,349)
    Obligations of states and political subdivisions         3,215     (1,904)      1,311         (1,996)    (1,002)   (2,998)
    Other securities                                        (1,597)       371      (1,226)          (394)       335       (59)
  Loans, net of unearned income                             11,612      1,255      12,867          8,715     (9,425)     (710)
                                                           -------   --------     -------        -------     ------   -------
      Total interest-earning assets                         14,189     (9,683)      4,506         21,910    (22,830)     (920)

INTEREST PAID ON:
  Interest-bearing demand deposits                            (329)       301         (28)         2,374     (8,149)   (5,775)
  Savings deposits                                             451       (246)        205            801     (1,550)     (749)
  Time deposits                                             (1,913)    (1,818)     (3,731)        (8,633)   (12,446)  (21,079)
  Federal funds purchased and securities sold
    under repurchase agreements                              3,517      7,557      11,074          9,376     (3,372)    6,004
                                                           -------   --------     -------        -------     ------   -------
      Total interest-bearing liabilities                     1,726      5,794       7,520          3,918    (25,517)  (21,599)
                                                           -------   --------     -------        -------     ------   -------
      CHANGE IN NET INTEREST INCOME ON A
          TAX EQUIVALENT BASIS                             $12,463   ($15,477)    ($3,014)       $17,992     $2,687   $20,679
                                                           =======   ========     =======        =======     ======   =======





     The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 1994 and 1993 and 34% for 1992. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)


TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year-end for each of the last three years ($ in thousands):

                                                                                                 DECEMBER 31,
                                                                           --------------------------------------------------------
                                                                              1994                   1993                   1992
                                                                           ----------             ----------             ----------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and U. S. Government agencies                               $  439,690             $  148,737             $   89,397
Obligations of states and political subdivisions                                                       8,420                 13,805
Equity securities                                                              12,909
                                                                           ----------             ----------             ----------
     Total securities available for sale                                   $  452,599             $  157,157             $  103,202
                                                                           ==========             ==========             ==========

SECURITIES HELD TO MATURITY
U. S. Treasury and U. S. Government agencies                               $1,226,913             $1,650,040             $1,463,220
Obligations of states and political subdivisions                              192,321                158,193                132,765
Other securities                                                                3,426                  3,207                  5,864
                                                                           ----------             ----------             ----------
    Total debt securities                                                   1,422,660              1,811,440              1,601,849
Equity securities                                                                                     11,969                 13,584
                                                                           ----------             ----------             ----------
       Total securities held to maturity                                   $1,422,660             $1,823,409             $1,615,433
                                                                           ==========             ==========             ==========


TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 1994 and the weighted average yield for each range of maturities (Tax Equivalent Basis - $ in thousands):

                                                                              MATURING
                                               ----------------------------------------------------------------------
                                                                           AFTER ONE,            AFTER FIVE,
                                               WITHIN                      BUT WITHIN            BUT WITHIN
                                               ONE YEAR       YIELD        FIVE YEARS    YIELD   TEN YEARS      YIELD
                                               -------       -------       ----------    -----   ----------     -----
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and U. S.
  Government agencies                          $63,123         4.73%         $312,166    5.78%      $ 14,959    7.66%
                                               =======                       ========               ========
Equity securities
     Total securities available for sale


SECURITIES HELD TO MATURITY
U. S. Treasury and U. S.
  Government agencies                          $12,423         5.94%         $315,451    6.34%      $134,393    6.78%
Obligations of states and
   political subdivisions                       18,616         8.19%           56,534    7.73%        66,316    7.63%
Other securities                                                                                       3,277    8.38%
                                               -------                       --------               --------
    Total securities held to maturity          $31,039         7.29%         $371,985    6.55%      $203,986    7.08%
                                               =======                       ========               ========

                                                               MATURING
                                                   --------------------------------
                                                     AFTER
                                                   TEN YEARS     YIELD      TOTAL
                                                   ---------     -----   ----------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and U. S.
  Government agencies                               $ 49,442     7.27%     $439,690
Equity securities                                   ========                 12,909
                                                                           --------
     Total securities available for sale                                   $452,599
                                                                           ========
SECURITIES HELD TO MATURITY
U. S. Treasury and U. S.
  Government agencies                               $764,646     6.48%   $1,226,913
Obligations of states and
   political subdivisions                             50,855     9.43%      192,321
Other securities                                         149     8.28%        3,426
                                                    --------             ----------
    Total securities held to maturity               $815,650     6.66%   $1,422,660
                                                    ========             ==========

     Included in the above maturity schedule are mortgage related securities totaling $977,518,000 which have contractual maturities as follow: Within One Year - $924,000; After One, But Within Five Years - $17,437,000; After Five, But Within Ten Years - $144,920,000; After Ten Years - $814,237,000. Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 4.18 years.

     As of December 31, 1994 the Corporation held securities of one issuer with a carrying value exceeding ten percent of total stockholders' equity. General obligations of the State of Mississippi with a carrying value of $104,702,000 and an approximate fair value of $102,336,000 were held on December 31, 1994. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $24,786,000 and an approximate fair value of $24,891,000 which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):


                                                                                  DECEMBER 31,
                                                          -----------------------------------------------------------------
                                                             1994         1993         1992          1991          1990
                                                          ----------   ----------   ----------    ----------     ----------
Real estate loans:
  Construction and land development                       $  123,364   $  102,873    $  86,164    $   92,189     $   99,830
  Secured by 1-4 family residential properties               504,078      569,411      485,378       436,540        405,730
  Secured by nonfarm, nonresidential properties              345,130      340,058      308,755       325,029        352,358
  Other real estate loans                                     63,169       52,295       50,550        39,935         37,248
Term federal funds sold                                                                125,000       120,000
Loans to finance agricultural production                      34,910       35,490       21,213        18,887         20,435
Commercial and industrial                                    594,836      531,054      487,322       505,370        552,379
Loans to individuals for personal expenditures               606,444      529,907      413,457       418,215        452,031
Obligations of states and political subdivisions              50,033       38,407       41,320        46,675         55,282
Loans for purchasing or carrying securities                    1,840        3,995        6,490         6,549          6,455
Lease financing receivables                                    3,871        4,427        3,837         2,470          3,428
Other loans                                                   19,890       23,101       30,014        34,108         16,247
                                                          ----------   ----------   ----------    ----------     ----------
        Loans, net of unearned income                     $2,347,565   $2,231,018   $2,059,500    $2,045,967     $2,001,423
                                                          ==========   ==========   ==========    ==========     ==========




TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 1994, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):


                                                                                     MATURING
                                                              --------------------------------------------------
                                                                           ONE YEAR
                                                              WITHIN       THROUGH        AFTER
                                                              ONE YEAR      FIVE           FIVE
                                                              OR LESS       YEARS         YEARS         TOTAL
                                                              --------     --------      --------     ----------
Construction and land development                             $ 95,482     $ 27,882                   $  123,364
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                                   99,339      204,498      $104,462        408,299
Commercial and industrial                                      349,629      196,215        48,992        594,836
Other loans (excluding loans to individuals)                    50,415       35,590        24,539        110,544
                                                              --------     --------      --------     ----------
    Total                                                     $594,865     $464,185      $177,993     $1,237,043
                                                              ========     ========      ========     ==========




The following table shows all loans due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                              MATURING
                                                               -------------------------------------
                                                               ONE YEAR
                                                               THROUGH        AFTER
                                                                FIVE           FIVE
                                                                YEARS         YEARS          TOTAL
                                                               --------      --------       --------
Above loans due after one year which have:
  Predetermined interest rates                                 $266,395      $ 75,361       $341,756
  Floating interest rates                                       197,790       102,632        300,422
                                                               --------      --------       --------
    Total                                                      $464,185      $177,993       $642,178
                                                               ========      ========       ========

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows the Corporation's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):



                                                                                    DECEMBER 31,
                                                             -------------------------------------------------
                                                              1994       1993      1992      1991       1990
                                                             -------    -------   -------   -------    -------
Loans accounted for on a nonaccrual basis                    $12,817    $13,730   $14,008   $20,023    $20,227
Restructured loans                                                                  2,552     1,373
                                                             -------    -------   -------   -------    -------
    Nonperforming loans                                       12,817     13,730    16,560    21,396     20,227
Other real estate owned                                        3,723      5,709     9,711    16,670     21,896
                                                             -------    -------   -------   -------    -------
    Nonperforming assets                                      16,540     19,439    26,271    38,066     42,123
Accruing loans past due 90 days or more                        2,252      1,816     2,396     3,133      4,964
                                                             -------    -------   -------   -------    -------
    Total nonperforming assets and past due loans            $18,792    $21,255   $28,667   $41,199    $47,087
                                                             =======    =======   =======   =======    =======




     Interest which would have been accrued on nonaccrual and restructured loans if they had been in compliance with their original terms is immaterial.

     At December 31, 1994 the Corporation had no loan concentrations greater than ten percent of total loans except as shown in Table 5.

     At December 31, 1994 there were no interest-earning assets that would be required to be disclosed if such assets were loans.

     It is the Corporation's policy that interest will not be accrued on any loan for which payment in full of interest or principal is not expected, on any loan which is seriously delinquent unless the obligation is both well secured and in the process of collection, or on any loan that is maintained on a cash basis due to deterioration in the financial condition of the borrower. Management considers a debt to be "well secured" if it is secured by collateral in the form of liens on or pledges of real or personal property that have a realizable value sufficient to discharge the debt in full or by the guaranty of a financially responsible party. A debt is considered to be "in process of collection" if, based on a probable specific event, it is expected that the loan will be repaid or brought current. At December 31, 1994, the Corporation has no loans about which Management has serious doubts as to their collectibility other than those disclosed above.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes the Corporation's loan loss experience for each of the last five years ($ in thousands):



                                                                           YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1994       1993       1992        1991       1990
                                                             -------    -------     -------    -------     -------
Amount of loan loss reserve at beginning of period           $65,014    $51,871     $41,542    $32,456     $33,929
Loans charged off:
  Real estate loans                                           (1,034)    (2,451)     (6,728)    (7,855)     (9,780)
  Loans to finance agricultural production                       (21)      (178)       (131)       (80)         (2)
  Commercial and industrial                                     (979)    (4,278)     (7,698)    (6,778)     (3,740)
  Loans to individuals for personal expenditures              (4,780)    (4,496)     (5,499)    (5,631)     (4,601)
  Lease financing receivables
  All other loans                                               (267)      (162)       (120)      (272)     (1,423)
                                                             -------    -------     -------    -------     -------
    Total charge-offs                                         (7,081)   (11,565)    (20,176)   (20,616)    (19,546)
Recoveries on loans previously charged off:
  Real estate loans                                              732        590         890        787         194
  Loans to finance agricultural production                         8                     11                     13
  Commercial and industrial                                      581      2,796       1,221        401         734
  Loans to individuals for personal expenditures               2,703      2,226       1,495      1,222         812
  Lease financing receivables
  All other loans                                                271        178         151        115          72
                                                             -------    -------     -------    -------     -------
    Total recoveries                                           4,295      5,790       3,768      2,525       1,825
                                                             -------    -------     -------    -------     -------
Net charge-offs                                               (2,786)    (5,775)    (16,408)   (18,091)    (17,721)
Additions to allowance charged to operating expense            2,786     18,596      26,737     27,177      16,248
Other additions to loan loss reserve                                        322
                                                             -------    -------     -------    -------     -------
Amount of loan loss reserve at end of period                 $65,014    $65,014     $51,871    $41,542     $32,456
                                                             =======    =======     =======    =======     =======
Percentage of net charge-offs during period to average
  loans outstanding during the period                           0.12%      0.27%       0.82%      0.93%       0.90%
                                                             =======    =======     =======    =======     =======




     The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when Management believes that the collection of the principal is unlikely.

     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201, as well as additional guidance provided by regulatory authorities. Each review includes analyses of historical loss experience, trends in portfolio volume and composition and consideration of current economic conditions. Once this information is analyzed, it is used as the basis for allocations for significant credits that are individually analyzed and for pools of other problem credits, homogeneous uncriticized loans, credits by industry or concentration, and other off-balance sheet commitments to lend. During 1994, the provision for loan losses equalled net charge-offs. Management considered it prudent to maintain the allowance for loan losses at $65.014 million at December 31, 1994 in light of recent improvements in net charge-offs and nonperforming assets.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table is a summary by allocation category of the Corporation's allowance for loan losses at December 31, 1994. These allocations were determined by internal formulas based upon Management's analyses of the various types of risk associated with the Corporation's loan portfolio. A discussion of Management's methodology for performing these analyses follows the table ($ in thousands):


                  Allocation for pools of
                    risk-rated loans                     $ 22,986
                  Additional allocation for
                    risk-rated loans                        2,522
                  Allocation for selected
                    industries                              1,030
                  General allocation for
                    all other loans                         8,842
                  Allocation for available lines
                    of credit and letters of credit         2,194
                  Discretionary                            27,440
                                                         --------
                    Total                                $ 65,014
                                                         ========



     The Corporation maintains an allowance for loan losses which is considered sufficient to absorb potential losses. The methodology employed in order to determine an amount which is considered adequate utilizes the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201 as well as guidance provided in the Interagency Policy Statement. Loss percentages were uniformly applied to pools of risk-rated loans within the commercial portfolio. The percentages utilized were determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which were risk-rated Other Loans Especially Mentioned (OLEM) or Substandard and all which were risk-rated Doubtful were reviewed by the Corporation's Internal Asset Review staff to determine if the standard percentages appeared to be sufficient to cover potential loss on each line. In the event that the percentages on any particular lines were determined to be insufficient, additional allocations were made based upon recommendations of lending and asset review personnel.

     Industry allocations were made based on concentrations of credit within the portfolio as well as arbitrary designation of certain other industries by Management.

     The general allocation is included in the allowance to cover potential loan losses within portions of the loan portfolio not addressed in the preceeding allocations. The types of loans included in the general allocation were residential mortgage loans, direct and indirect installment loans, credit card loans and overdrafts. The actual allocation amount was based upon the more conservative estimate of loss experience within these categories during 1994, the historical 5-year moving average for each category, or previously established floors.

     The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the
amount outstanding in letters of credit.   Arbitrary percentages, which were
the same as those applied to the funded portions of the commercial and retail loan portfolios, were applied to cover any potential losses in these off-balance sheet categories.

     The remaining $27,440,000 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate or for issues that cannot or have not been measured on a quantitative basis over a prolonged period of time. Because of the imprecision inherent in most estimates of expected credit losses, Management will continue to take a prudent, yet conservative approach in the evaluation of the allowance for loan losses.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)



TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 1994 ($ in thousands):

                                                          CERTIFICATES     OTHER TIME
                                                           OF DEPOSIT       DEPOSITS
                                                           ----------       --------
3 months or less                                            $151,495
Over 3 months through 6 months                                53,036
Over 6 months through 12 months                               40,568
Over 12 months                                                83,226
                                                            --------        -------
         Total                                              $328,325            $ 0
                                                            ========        =======




TABLE 11 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

                                                                1994          1993          1992
                                                               ------        ------        ------
Return on average assets                                        1.15%         1.14%         0.97%
Return on average equity                                       13.42%        14.71%        13.21%
Dividend payout ratio                                          25.95%        23.87%        27.64%
Equity to assets ratio                                          8.57%         7.75%         7.34%


TABLE 12 - SHORT-TERM BORROWINGS

The table below presents certain information concerning the Corporation's short-term borrowings for each of the last three years ($ in thousands):


                                                             1994           1993          1992
                                                            --------      --------      --------
Federal funds purchased and securities
  sold under repurchase agreements:
    Amount outstanding at end of period                     $851,038      $842,733      $555,162
    Weighted average interest rate at end of period             5.38%         2.92%         3.07%
    Maximum amount outstanding at any
      month-end during each period                          $997,525      $911,888      $555,162
    Average amount outstanding during each period           $873,480      $762,909      $454,128
    Weighted average interest rate during each period           3.79%         2.89%         3.54%


ITEM 2.  PROPERTIES

     The Corporation does not directly own or lease any physical properties. All properties are owned or leased by Trustmark whose main office is located in Jackson, Mississippi and is housed in a 14-floor combination office and bank building owned in fee. Approximately 132,000 square feet (50%) of the rentable space in the building is allocated to bank use with the remainder occupied by tenants on a lease basis. Trustmark operates 98 full-service and 27 limited-service branches. In addition, the Bank's ATM Network includes 68 ATMs at on-premise locations with 42 located at off-premise sites. Trustmark leases 35 of the 156 total locations with the remainder being owned.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1995, a judgment was rendered in a Mississippi circuit court against the Corporation's subsidiary, Trustmark National Bank, in a case related to the placement of collateral protection insurance ("CPI") by Trustmark on a particular loan. The judgment awarded $500 thousand in actual damages and $38 million in punitive damages to the plaintiffs. Several other suits relating to CPI have been filed against Trustmark and are pending at various stages. Management of the Corporation is vigorously pursuing the appeal of the judgment mentioned above and the defense of the other pending suits. While the ultimate outcome of any litigation is uncertain, Management believes, based on the advice of legal counsel, that the judgment referred to above will be reversed or substantially reduced and that the impact of this matter, the other CPI related suits or any additional claims related to CPI will not be material to the results of operations or financial position of the Corporation.

     Trustmark is involved in various other legal matters and claims which are being defended and handled in the ordinary course of business. None of these other matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Corporation's shareholders during the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     The Corporation's common stock is listed for trading on the Nasdaq Stock Market. At February 28, 1995 there were approximately 5,300 shareholders of record of the Corporation's common stock. Other information required by this item can be found in Note 13, "Stockholders' Equity," (page 32) and the table captioned "Principal Markets and Prices of the Corporation's Stock" (page 34) included in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item can be found in the table captioned "Selected Financial Data" (page 33) included in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 35-40) included in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Trustmark Corporation and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 1994 Annual Report to Shareholders (pages 19-40) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 34) is also included in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants within the two-year period prior to December 31, 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VIII, "Other

Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated February 15, 1995 and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item can be found in Section VI, "Compensation of Executive Officers and Directors," and Section VIII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated February 15, 1995 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information regarding security ownership of certain beneficial owners and Management can be found in Section IV, "Voting Securities and Principal Holders Thereof," and Section V, "Ownership of Equity Securities by Management," contained in Trustmark Corporation's Proxy Statement dated February 15, 1995 and is incorporated herein by reference.

     The Registrant knows of no arrangements which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions can be found in Section VII, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement dated February 15, 1995 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

A-1. Financial Statements

     The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and Subsidiaries are included in the Registrant's 1994 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Report of Independent Public Accountants
Consolidated Balance Sheets as of
       December 31, 1994 and 1993
Consolidated Statements of Income for the
       Years Ended December 31, 1994, 1993 and 1992
Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
       December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993
       and 1992
Notes to Consolidated Financial Statements
       (Notes 1 through 14)
Selected Financial Data, Summary of Quarterly
       Results of Operations, and Principal
       Markets and Prices of the Corporation's
       Stock

A-2. Financial Statement Schedules

     The schedules to the consolidated financial statements set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

A-3. Exhibits

     The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.  Reports on Form 8-K

    Report on Form 8-K filed on October 21, 1994 reporting the merger of First National Financial Corporation of Vicksburg, Mississippi with Trustmark Corporation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRUSTMARK CORPORATION


   BY: /s/ FRANK R. DAY                BY: /s/ HARRY M. WALKER
       ------------------                  --------------------
       Frank R. Day                        Harry M. Walker
       Chairman of the Board,              Secretary-Treasurer
       President and Chief
       Executive Officer

 DATE: March 14, 1995                DATE: March 14, 1995

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  March 14, 1995        BY:  /s/ J. Kelly Allgood
                                  ---------------------------------
                                  J. Kelly Allgood, Director

DATE:  March 14, 1995        BY:  /s/ Reuben V. Anderson
                                  ---------------------------------
                                  Reuben V. Anderson, Director

DATE:  March 14, 1995        BY:  /s/ John L. Black, Jr.
                                  ---------------------------------
                                  John L. Black, Jr., Director

DATE:  March 14, 1995        BY:  /s/ Harry H. Bush
                                  ---------------------------------
                                  Harry H. Bush, Director

DATE:  March 14, 1995        BY:  /s/ Robert P. Cooke III
                                  ---------------------------------
                                  Robert P. Cooke III, Director

DATE:  March 14, 1995        BY:  /s/ William C. Deviney, Jr.
                                  ---------------------------------
                                  William C. Deviney, Jr., Director

DATE:  March 14, 1995        BY:  /s/ D. G. Fountain, Jr.
                                  ---------------------------------
                                  D. G. Fountain, Jr., Director

DATE:  March 14, 1995        BY:  /s/ C. Gerald Garnett
                                  ---------------------------------
                                  C. Gerald Garnett, Director

DATE:  March 14, 1995        BY:  /s/ Matthew L. Holleman III
                                  ---------------------------------
                                  Matthew L. Holleman III, Director

DATE:  March 14, 1995        BY:  /s/ Fred A. Jones
                                  ---------------------------------
                                  Fred A. Jones, Director

DATE:  March 14, 1995        BY:  /s/ T. H. Kendall III
                                  ---------------------------------
                                  T. H. Kendall III, Director

DATE:  March 14, 1995        BY:
                                  ---------------------------------
                                  Larry L. Lambiotte, Director

DATE:  March 14, 1995        BY:  /s/ Robert V. Massengill
                                  ---------------------------------
                                  Robert V. Massengill, Director

DATE:  March 14, 1995        BY:  /s/ Donald E. Meiners
                                  ---------------------------------
                                  Donald E. Meiners, Director

DATE:  March 14, 1995        BY:  /s/ William Neville III
                                  ---------------------------------
                                  William Neville III, Director

DATE:  March 14, 1995        BY:  /s/ Richard H. Puckett
                                  ---------------------------------
                                  Richard H. Puckett, Director

DATE:  March 14, 1995        BY:  /s/ Charles W. Renfrow
                                  ---------------------------------
                                  Charles W. Renfrow, Director

DATE:  March 14, 1995        BY:  /s/ Clyda S. Rent
                                  ---------------------------------
                                  Clyda S. Rent, Director

DATE:  March 14, 1995        BY:  /s/ William Thomas Shows
                                  ---------------------------------
                                  William Thomas Shows, Director

DATE:  March 14, 1995        BY:  /s/ Harry M. Walker
                                  ---------------------------------
                                  Harry M. Walker, Director

DATE:  March 14, 1995        BY:  /s/ LeRoy G. Walker, Jr.
                                  ---------------------------------
                                  LeRoy G. Walker, Jr., Director

DATE:  March 14, 1995        BY:  /s/ Paul H. Watson, Jr.
                                  ---------------------------------
                                  Paul H. Watson, Jr., Director

DATE:  March 14, 1995        BY:  /s/ John C. Wheeless, Jr.
                                  ---------------------------------
                                  John C. Wheeless, Jr., Director

DATE:  March 14, 1995        BY:  /s/ Allen Wood, Jr.
                                  ---------------------------------
                                  Allen Wood, Jr., Director

EXHIBIT INDEX

     3-a Articles of Incorporation, as  amended.  Filed  as
         Exhibit 3 to the Corporation's Form 10-K Annual Report
         for the year ended December 31, 1990, incorporated
         herein by reference.
     3-b Bylaws, as amended.  Filed as Exhibit 3-b to the
         Corporation's Form 10-K Annual Report for the year
         ended December 31, 1991, incorporated herein by
         reference.
     3-c Articles of Incorporation, as  amended.  Filed  as
         Exhibit 3-c to the Corporation's Form 10-K Annual Report for the year ended December 31, 1994.
    10-a Deferred Compensation Plan for Directors of Trustmark
         Corporation, as amended. Filed as Exhibit 10 to the Corporation's Form 10-K Annual Report for the year ended
          December 31, 1991, incorporated herein by reference.
    10-b Deferred Compensation Plan for Executive Officers of
         Trustmark National Bank. Filed as Exhibit 10-b to the Corporation's Form 10-K Annual Report for the year ended December 31, 1993.
    10-c Deferred Compensation Plan for Directors of First
         National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-c to the Corporation's Form 10-K Annual Report for the year ended December 31, 1994.
    10-d Life Insurance Plan for Executive Officers of First
         National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-d to the Corporation's Form 10-K Annual Report for the year ended December 31, 1994.
    13 Only those portions of the Registrant's 1994 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.
    27   Financial Data Schedule.

    All other exhibits are omitted as they are inapplicable or not required by the related instructions.