Form 10-Q
period 1995-03-31
TRUSTMARK CORP
filed 1995-05-12
CIK 36146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

 COMMISSION FILE NUMBER 0-3683

                             TRUSTMARK CORPORATION
                             ---------------------
             (Exact name of Registrant as specified in its charter)

          MISSISSIPPI                                 64-0471500
          -----------                                 ----------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

      248 EAST CAPITOL STREET
       JACKSON, MISSISSIPPI                              39201
       --------------------                              -----
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

                        Yes   X    No
                             ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1995:

           COMMON STOCK, NO PAR VALUE                34,910,683
           --------------------------                ----------
                   Class                          Number of shares

                             TRUSTMARK CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
              March 31, 1995 and December 31, 1994

            Consolidated Statements of Income
              Three Months Ended
              March 31, 1995 and 1994

            Consolidated Statements of
              Cash Flows -- Three Months
              Ended March 31, 1995 and 1994

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

PART II.  OTHER INFORMATION

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             TRUSTMARK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       ($ in Thousands Except Share Data)

                                                                                   March 31,
                                                                                      1995                   December 31,
                                                                                  (Unaudited)                    1994*
                                                                              -------------------          -----------------
Assets
Cash and due from banks (noninterest-bearing)                                 $         293,908            $       280,114
Federal funds sold and securities purchased
    under reverse repurchase agreements                                                 118,360                    105,731
Trading account securities                                                                   85                      1,150
Securities available for sale                                                           423,932                    439,691
Securities held to maturity (fair value: $1,383,068 -- 1995;
      $1,345,614 -- 1994)                                                             1,418,042                  1,422,660
Loans                                                                                 2,440,673                  2,365,683
    Less:  Unearned income                                                               14,590                     18,118
           Allowance for loan losses                                                     63,050                     65,014
                                                                              -----------------            ---------------
    Net loans                                                                         2,363,033                  2,282,551
Premises and equipment, net                                                              63,881                     64,078
Accrued interest receivable                                                              33,803                     37,200
Intangible assets                                                                        37,387                     38,074
Other assets                                                                             83,694                     92,116
                                                                              -----------------            ---------------
    Total Assets                                                              $       4,836,125            $     4,763,365
                                                                              =================            ===============


Liabilities
Deposits:
    Noninterest-bearing                                                       $         712,035            $       732,635
    Interest-bearing                                                                  2,791,924                  2,716,594
                                                                              -----------------            ---------------
        Total deposits                                                                3,503,959                  3,449,229
Federal funds purchased                                                                 107,615                    160,140
Securities sold under repurchase agreements                                             740,679                    690,898
Accrued expenses and other liabilities                                                   46,970                     42,088
                                                                              -----------------            ---------------
    Total Liabilities                                                                 4,399,223                  4,342,355

Commitments and Contingencies

Stockholders' Equity
Common stock, no par value:
    Authorized, 100,000,000 shares
    Issued and outstanding: 34,910,683 shares                                            14,546                     14,546
Surplus                                                                                 244,578                    244,578
Retained earnings                                                                       179,988                    169,857
Net unrealized loss on securities available for sale, net of tax                         (2,210)                    (7,971)
                                                                              -----------------            ---------------
    Total Stockholders' Equity                                                          436,902                    421,010
                                                                              -----------------            ---------------
    Total Liabilities and Stockholders' Equity                                $       4,836,125            $     4,763,365
                                                                              =================            ===============

*Derived from audited financial statements

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                ----------------------------------
                                                                     1995               1994
                                                                ---------------   ----------------
Interest Income
Interest and fees on loans                                      $      52,516     $       44,552
Interest on securities:
    Taxable interest income                                            27,943             27,810
    Interest income exempt from federal
        income taxes                                                    1,515              1,736
Interest on federal funds sold and securities purchased
    under reverse repurchase agreements                                 1,685              2,228
                                                                -------------     --------------
    Total Interest Income                                              83,659             76,326
Interest Expense
Interest on deposits                                                   26,403             21,821
Interest on federal funds purchased and securities sold
    under repurchase agreements                                        11,375              6,735
                                                                -------------     --------------
    Total Interest Expense                                             37,778             28,556
                                                                -------------     --------------
Net Interest Income                                                    45,881             47,770
Provision for loan losses                                                 563                312
                                                                -------------     --------------
Net Interest Income After Provision
    for Loan Losses                                                    45,318             47,458
Other Income
Trust service income                                                    2,286              2,287
Service charges on deposit accounts                                     5,115              4,454
Other account charges, fees and commissions                             5,284              4,422
Securities gains                                                          120                  4
Other                                                                     911                788
                                                                -------------     --------------
    Total Other Income                                                 13,716             11,955
Other Expenses
Salaries                                                               15,269             15,649
Employee benefits                                                       2,959              3,208
Net occupancy - premises                                                2,287              1,973
Equipment expense                                                       3,362              3,246
Services and fees                                                       4,609              4,337
Other real estate expenses                                                 60                168
FDIC insurance assessment                                               1,899              1,950
Amortization of intangible assets                                       1,747              1,675
Other                                                                   5,928              6,541
                                                                -------------     --------------
    Total Other Expenses                                               38,120             38,747
                                                                -------------     --------------
Income before income taxes                                             20,914             20,666
Income taxes                                                            7,030              6,846
                                                                -------------     --------------
Net Income                                                      $      13,884     $       13,820
                                                                =============     ==============

Net Income Per Share                                            $        0.40     $         0.40
                                                                =============     ==============
Dividends Per Share                                             $      0.1075     $       0.1000
                                                                =============     ==============
Weighted average shares outstanding                                34,910,683         34,773,169
                                                                =============     ==============


See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in Thousands)
                                  (Unaudited)

                                                                    Three Months Ended March 31,
                                                                  ---------------------------------
                                                                     1995                  1994
                                                                  -----------           -----------
Operating Activities
Net income                                                         $13,884                 $13,820
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                       563                     312
       Provision for depreciation and amortization                   4,349                   4,087
       Writedowns and losses/(gains) on other real estate               33                     (33)
       Net (accretion)/amortization of securities                     (125)                    613
       Securities gains                                               (120)                     (4)
       Other                                                           (73)                  1,416
       Decrease in accrued interest receivable                       3,397                   2,679
       Increase in intangible assets                                (1,060)                 (1,620)
       Increase in deferred income taxes                               (81)                 (1,023)
       Decrease (increase) in other assets                           5,673                    (317)
       Increase in other liabilities                                 4,882                   9,325
                                                               -----------             -----------
Net cash provided by operating activities                           31,322                  29,255
                                                               -----------             -----------
Investing Activities
Proceeds from calls and maturities of securities available for
 sale                                                               31,345                  85,849
Proceeds from calls and maturities of securities held to
 maturity                                                           17,455                 149,504
Proceeds from sales of securities available for sale                92,500
Purchases of securities available for sale                         (98,545)               (171,668)
Purchases of securities held to maturity                           (12,804)                (70,043)
Net increase in federal funds sold and securities
    purchased under reverse repurchase agreements                  (12,629)               (154,207)
Net (increase) decrease in loans                                   (80,982)                 48,228
Purchases of premises and equipment                                 (2,152)                 (2,393)
Proceeds from sales of premises and equipment                           51                      56
                                                               -----------             -----------
Net cash used by investing activities                              (65,761)               (114,674)
                                                               -----------             -----------
Financing Activities
Net increase in deposits                                            54,730                 103,318
Net (decrease) increase in federal funds purchased
    and securities sold under repurchase agreements                 (2,744)                  9,568
Cash dividends                                                      (3,753)                 (3,394)
                                                               -----------             -----------
Net cash provided by financing activities                           48,233                 109,492
                                                               -----------             -----------
Increase in cash and cash equivalents                               13,794                  24,073
Cash and cash equivalents at beginning of year                     280,114                 252,906
                                                               -----------             -----------
Cash and cash equivalents at end of quarter                       $293,908                $276,979
                                                               ===========             ===========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Trustmark Corporation's financial position as of March 31, 1995 and December 31, 1994, the results of operations for the three month period ended March 31, 1995 and 1994 and the cash flows for the three month period ended March 31, 1995 and 1994.


(2) During the first three months of 1995, the Corporation did not make an income tax payment due to an overpayment at December 31, 1994, and paid $36,036,000 in interest on deposit liabilities and other borrowings. This compares to $933,000 for income taxes and $28,924,000 for interest on deposits and other borrowings for the first three months of 1994.


(3) For the three months ended March 31, 1995 and 1994, noncash transfers from loans to foreclosed properties were $458,416 and $511,251, respectively.

(4) On January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." The statement addresses how creditors should establish allowances for credit losses on individual loans determined to be impaired. The effect of this implementation on the consolidated financial statements has been immaterial.

(5) In January 1995, a judgment was rendered in a Mississippi circuit court against the Corporation's subsidiary, Trustmark National Bank, in a case related to the placement of collateral protection insurance ("CPI") by the Bank on a particular loan. The judgment awarded $500 thousand in actual damages and $38 million in punitive damages to the plaintiffs. Several other suits relating to CPI have been filed against the Bank and are pending at various stages. Management of the Corporation is vigorously pursuing the appeal of the judgment mentioned above and the defense of the other pending suits.
While the ultimate outcome of any litigation is uncertain, Management believes, based on the advice of legal counsel, that the judgment referred to above will be reversed or substantially reduced and that the impact of this matter, the other CPI related suits or any additional claims related to CPI will not be material to the results of operations or financial position of the Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements found elsewhere in this report.

BUSINESS COMBINATIONS

     On October 7, 1994, the Corporation completed a merger with First National Financial Corporation (FNFC) of Vicksburg, Mississippi and its wholly-owned subsidiary, First National Bank of Vicksburg (FNBV). The business combination was accounted for as a pooling of interests; therefore, all financial data of the Corporation as previously reported has been restated.

EARNINGS SUMMARY

     Trustmark Corporation reported net income for the three months ended March 31, 1995 of $13.9 million or $.40 per share compared to $13.8 million or $.40 per share for the same time period in 1994. The Corporation was able to maintain its level of earnings due to the growth in noninterest income which more than offset a drop in the level of net interest income.

     Two key measures of profitability in the banking industry are return on average assets (ROA) and return on average equity (ROE). ROA rose to 1.17% during the first quarter of 1995 from 1.16% for the same time period in 1994. ROE for the same time periods was 12.93% versus 14.20%. ROE declined during the first quarter of 1995 because the pace of growth for equity has exceeded the growth of earnings.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

     A key objective of asset/liability management is to manage the Corporation's assets and liabilities to optimize and maintain the spread between interest earned and interest paid while ensuring an adequate liquidity position. The Asset/Liability Committee monitors and adjusts the Corporation's exposure to interest rates, within specific policy guidelines, based on its view of current and expected market conditions. The primary tool utilized by this committee is an asset/liability modeling system which is used to evaluate exposure to interest rate risk and to project earnings and balance sheet growth. The Asset/Liability Committees of both senior bank officials and the Board of Directors meet monthly to review Trustmark's interest rate risk position. Interest rate risk tolerances are defined by policy and, if exceeded, are addressed and appropriate action taken to reduce any excess to an acceptable level. The Corporation's latest net interest income forecasts for the six month, twelve month and second twelve month periods were within policy guidelines.

     Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of March 31, 1995 ($ in thousands):

                                       Interest Sensitive Within
                                         90 days       One Year
                                       -----------    -----------
Total rate sensitive assets            $1,241,341     $1,814,435
Total rate sensitive liabilities        1,550,787      2,302,920
                                       -----------    -----------
     Net gap                           $ (309,446)    $ (488,485)
                                       ===========    ===========

     The analysis indicates that the Corporation is in a negative gap position over the next three month and twelve month time horizons. Management believes that it has adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates. Since the beginning of 1994, the Corporation's negative gap position has decreased in response to the rising interest rate environment.

     The Corporation's goal is to maintain an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. This is achieved by maintaining a stable base of core deposits, accessibility to local, regional and national funding sources, readily marketable assets and diversity in customers, products and market areas. The ability to maintain liquidity is also enhanced by consistent earnings power and adequate capital. The Asset/Liability Committee establishes guidelines which monitor the current liquidity position and ensure adequate funding capacity.

EARNING ASSETS

     Improved loan demand was the major contributor to the growth of earning assets during the first quarter of 1995. At March 31, 1995, earning assets were $4.387 billion (90.7% of total assets) compared to $4.317 billion (90.6% of total assets) at the end of 1994.

     Total loans increased by $78.5 million or 3.34% during the first quarter of 1995. The most substantial growth in the loan portfolio was seen in real estate loans, which increased by $43.8 million. Although the market has seen some slowdown in the volume of mortgage loans due to rising interest rates, additional mortgage production offices and the Corporation's ability to provide quality service to residential construction borrowers have contributed to this growth. The Corporation has also continued its commitment to the growth of its mortgage servicing portfolio. The Corporation intends to package and sell substantially all qualified one-to-four family residential mortgage loans that the Corporation has originated or purchased while retaining the right to service these mortgages. At March 31, 1995, the Corporation's volume of residential mortgage loan servicing was approximately $2.151 billion compared to $2.088 billion at the end of 1994.

     Commercial and industrial loans grew by $42.7 million during the first quarter of 1995 in response to the state's improving economic atmosphere. The most significant changes were in the Construction & Real Estate, Manufacturing and Wholesale industries.

     The Corporation's emphasis on credit quality has produced a healthy loan portfolio and a conservative approach to providing for potential loan losses. This emphasis on credit quality can be seen in the Corporation's commitment to the continued refinement of credit administration systems designed to monitor overall policy compliance and the adequacy of supporting financial and collateral documentation. As a result of this commitment, it is anticipated that the Corporation's ability to identify and address actual and potential credit problems will be further strengthened.

     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201 as well as additional guidance provided by regulatory authorities. Specifically, the analysis is based on a consideration of the following factors: estimated future loss in significant and criticized loans, known deterioration in concentrations of credit, classes of loans or pledged collateral, historical loss experience based on volume and types of loans, results of independent review of the loan portfolio, trends in portfolio volume, maturity and composition, off-balance sheet risk, volume and trends in delinquencies and nonaccruals, consideration of current economic conditions and downturns in specific local industries, lending policies and procedures and experience, ability and depth of lending management and staff. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors.

     The current level of the allowance for loan losses approximates 2.60% of total loans outstanding and provides the Corporation with an adequate reserve coverage of nonperforming loans. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent, yet conservative approach in the evaluation of the allowance for loan losses.

     Net charge-offs totaled $2.527 million during the first quarter of 1995 resulting in an annualized net charge-off ratio of .43%. This compares to net charge-offs of $273 thousand (an annualized net charge-off ratio of .05%) for the first quarter of 1994. This increase in net charge-offs is primarily due to a one time charge-off of approximately $2.2 million from a specific line of business. Disregarding this one time charge-off, net charge-offs for the first quarter of 1995 would have approximated the level achieved during the first quarter of 1994.

     A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. See the table below for more details ($ in thousands):

                                                 3/31/95  12/31/94
                                                 -------   -------
Loans accounted for on a nonaccrual basis        $16,292   $12,817
Other real estate                                  3,810     3,723
Loans past due 90 days or more and still accruing  1,051     2,252
                                                 -------   -------
  Total nonperforming assets and past due loans  $21,153   $18,792
                                                 -------   -------

     Asset quality of the Corporation is considered to be very good. As the table above illustrates, overall nonperforming assets and past due loans remain well-controlled and continue to compare favorably to peer levels. As of March 31, 1995, the Corporation knows of no additional loans, other than those identified above, that Management has serious doubts as to the ability of such borrowers to repay principal and interest.

     The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. At March 31, 1995, total securities were $1.842 billion, a decline of $20.4 million or 1.1% from the end of 1994. This decline is partially attributable to the Corporation's decision to utilize this liquidity to provide funds for loan growth. Given the current flat shape of the treasury yield curve, the Corporation will remain cautious in planning its future strategy for securities.

      The latest comparisons of the tax equivalent yield of the securities portfolio show the Corporation remaining in the upper quartile when compared to its peer group. This has been accomplished while maintaining the quality of the portfolio.

      At March 31, 1995, the amortized cost and fair value of securities classified as available for sale were $427.5 million and $423.9 million, respectively. This resulted in an unrecognized loss, net of tax, of approximately $2.210 million as a separate component of stockholders' equity.

      During the first quarter of 1995, the Corporation decreased the size of its short-term portfolio as it sought funds for loan growth and the reduction of its overnight borrowing needs. Products included in the short-term portfolio are primarily U. S. Government agency securities classified as available for sale and reverse repurchase agreements. In order to enhance the Corporation's liquidity and profitability, this portfolio will continue to be utilized as an alternative to the overnight funds market.

      For the three months ended March 31, 1995, realized gains were $1.350 million on securities available for sale while realized losses totaled $1.280 million, resulting in net securities gains of $70 thousand. Gross unrealized gains approximated $4.365 million while gross unrealized losses approximated $7.944 million on these securities.

     There were no sales of securities held to maturity during the first
quarter of 1995.   Gross gains of $50 thousand were realized on securities
called prior to their maturity. Gross unrealized gains approximated $6.780 million and gross unrealized losses approximated $41.754 million on securities classified as held to maturity at March 31, 1995.

     Federal funds sold and securities purchased under reverse repurchase agreements increased by $12.6 million when compared to the end of 1994. Market conditions and liquidity needs are the driving forces behind the utilization of federal funds sold and securities purchased under reverse repurchase agreements as short-term investment products.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Deposits are the primary source of funding for the Corporation's earning assets. Trustmark offers a variety of products designed to attract and retain customers with the primary focus on core deposits.

     Total deposits at March 31, 1995 increased by $54.7 million when compared to December 31, 1994. Interest-bearing deposits increased by $75.3 million while noninterest-bearing deposits decreased $20.6 million during that time period. With interest rates continuing to rise, growth was seen in all major categories of interest-bearing deposits. During the remainder of 1995, the Corporation is committed to increasing its core deposit base while reducing its dependence on short-term borrowings, principally federal funds purchased and securities sold under repurchase agreements.

     Federal funds purchased decreased $52.5 million when compared to December 31, 1994. This can be traced to a decrease in funds available for purchase from correspondent banks. Securities sold under repurchase agreements grew by $49.8 million during the first quarter of 1995. This increase can be primarily attributed to increased funds invested by governmental entities.

CONTINGENCIES

     In January 1995, a judgment was rendered in a Mississippi circuit court against the Corporation's subsidiary, Trustmark National Bank (the Bank), in a case related to the placement of collateral protection insurance ("CPI") by the Bank on a particular loan. The judgment awarded $500 thousand in actual damages and $38 million in punitive damages to the plaintiffs. Several other suits relating to CPI have been filed against the Bank and are pending at various stages. Management of the Corporation is vigorously pursuing the appeal of the judgment mentioned above and the defense of the other pending suits. While the ultimate outcome of any litigation is uncertain, Management believes, based on the advice of legal counsel, that the judgment referred to above will be reversed or substantially reduced and that the impact of this matter, the other CPI related suits or any additional claims related to CPI will not be material to the results of operations or financial position of the Corporation.

STOCKHOLDERS' EQUITY

     The Corporation has always placed a great emphasis on maintaining a strong capital base. It is the Corporation's goal to maintain its position as a "well capitalized" financial institution by expanding its capital base through continued profitability, business combinations and possibly the sale of stock. Based on the capital levels defined by banking regulators, a "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at March 31, 1995 ($ in thousands):


     Tier 1 Capital                                 $427,392
     Tier 2 Capital                                   34,580
                                                    --------
     Total Qualifying Capital                       $461,972
                                                    ========

     Total Risk Weighted Assets                   $2,737,967
                                                  ==========

     Tier 1/Risk Weighted Assets                       15.61%
     Tier 2/Risk Weighted Assets                        1.26%
                                                       ------
     Total Qualifying Capital/Risk Weighted Assets     16.87%
                                                       ======

     Leverage Ratio                                     8.92%
                                                       ======

     As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.

     At March 31, 1995, the Corporation had stockholders' equity of $436.9 million which contained a net unrealized loss on securities available for sale, net of taxes, of $2.210 million. This compares to total stockholders' equity at December 31, 1994 of $421.0 million, which contained a net unrealized loss on securities available for sale, net of taxes of $7.971 million.

     Based on its dividend payout ratio of 27.5%, the Corporation retained 72.5% of its earnings for the first quarter of 1995, generating an internal capital growth rate of 9.38%. Dividends for the first quarter of 1995 remained at $.1075 per share resulting in an annual dividend rate of $.43 per share. Book value for the Corporation's common stock was $12.51 at March 31, 1995 compared to the closing market price of $15.25.

NET INTEREST INCOME

     Net interest income is an effective measurement of how well Management has managed the Corporation's interest rate sensitive assets and liabilities. During the first quarter of 1995, the Corporation's level of net interest income dropped by 3.95% or $1.9 million when compared to the same time period in 1994 essentially due to its cost of funding increasing at a somewhat faster pace than its yield on earning assets.

     When compared to 1994, average earning assets decreased 1.7% during the first quarter of 1995. During the same time period, the yield on average earning assets increased by 80 basis points. This combination resulted in interest income generated by earning assets increasing $7.3 million or 9.6% when comparing the first quarter of 1995 and 1994. The primary contributor to this gain was interest and fees on loans, which increased 17.9%. This resulted from a 7.8% increase in loan volume and a higher interest rate environment when comparing the first quarter of 1995 to 1994.

     Average interest-bearing liabilities decreased 2.4% when comparing the first quarter of 1995 to the same time period in 1994. During the same time period, the rate paid increased by 90 basis points. As a result, interest expense generated by interest-bearing liabilities increased by $9.2 million or 32.3% when compared to the first quarter of 1994. This growth in interest expense can be attributed to the increased interest rate environment since the volume of interest-bearing liabilities declined.

     The table below illustrates the changes in net interest margin as a percentage of average earning assets for the periods shown below:

                                               Quarter ended,
                                          -------------------------
                                          3/31/95  12/31/94 3/31/94
                                          -------  -------- -------
Yield on interest-earning assets-FTE       7.91%    7.66%    7.11%
Rate on interest-bearing liabilities       3.52%    3.15%    2.62%
                                          ------   ------  -------
     Net interest margin-FTE               4.39%    4.51%    4.49%
                                          ======   ======  =======

The fully taxable equivalent (FTE) yield on tax exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions in order to minimize exposure to changes in interest rates.

NONINTEREST INCOME

     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. Noninterest income for the first quarter of 1995, excluding securities losses, increased $1.6 million or 13.8% when compared to the same time period in 1994.

     Other account charges, fees and commissions continue to provide the largest component of noninterest income. The two major contributors to the 19.5% increase in this category were fees generated from residential mortgage servicing and ATM usage. Management's commitment to the continued growth of the mortgage servicing portfolio was evidenced by the $311 thousand or 16.4% increase in fees collected from servicing mortgages when comparing the first quarter of 1995 to the same time period in 1994. Increased fees have been generated by the placement of additional off-site ATM's in gaming locations during the past year.

     Year-to-date service charges have grown by 14.8% when comparing the first quarter of 1995 to 1994. This increase can be attributed to Management's reevaluation of its service charge pricing, procedures and products.

NONINTEREST EXPENSE

     Another long-term strategy of the Corporation is to continue to provide quality service to its customers within the context of economic discipline. The Corporation's commitment to lowering its cost position is demonstrated by its efficiency ratios which remain substantially below that of its peer group. Noninterest expense for the first quarter of 1995 decreased $627 thousand or 1.6% when compared to the first quarter of 1994.

     Salaries and employee benefits continue to comprise the largest portion of other expenses; however, these expenses have declined $629 thousand or 3.34% when comparing the first quarter of 1995 to 1994. The number of full-time equivalent employees totaled 2,206 at March 31, 1995, 2,214 at December 31, 1994 and 2,217 at March 31, 1994. This decrease points out the Corporation's commitment to improving its operational efficiencies through the continued evaluation of its staff levels. Personnel expense for the Corporation remains well below that of its peer group.

     Renovations to facilities purchased and leased in business combinations as well as the general maintenance of existing facilities have contributed to the $314 thousand or 15.9% increase in net occupancy expenses when comparing the first quarter of 1995 to 1994. Equipment expenses experienced a modest increase of $116 thousand when comparing the first quarter of 1995 to 1994 primarily from increased depreciation expenses related to new and existing equipment utilized in business combinations.

     Other expenses decreased $613 thousand or 9.4% when comparing the first quarter of 1995 to 1994. This can be traced to significantly larger losses on sale of loans during the first quarter of 1994.

INCOME TAXES

     For the three months ended March 31, 1995, the Corporation's effective tax rate was 33.61% compared to 33.13% for the first quarter of 1994, an increase of .48%. This increase is due primarily to a decrease in the amount of tax-exempt interest net of interest expense to carry tax-free obligations. This net tax-exempt interest was lower for the first quarter of 1995 both in real terms and as a percentage of interest income than during the three months ended March 31, 1994.

     During April of 1995, the Corporation concluded an income tax examination for the years 1989, 1990 and 1991. The effects, which are not material, are included in the Corporation's consolidated financial statements.

OTHER REGULATORY MATTERS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 generally will require all creditors to account for impaired loans, except those that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, if collateral dependent, at the fair value of the underlying collateral. The Corporation adopted this standard on January 1, 1995 and the effects on financial condition and results of operations have been immaterial.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There were no material developments for the quarter ended March 31, 1995, relative to the legal matter disclosed in the Notes to Consolidated Financial Statements of this Form 10-Q and in Form 10-K dated December 31, 1994.


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




                                        TRUSTMARK CORPORATION
                                        ---------------------
                                             (Registrant)



DATE:  May 10, 1995                  /s/ FRANK R. DAY
       ------------                  -----------------------------
                                     Frank R. Day, Chairman of the
                                     Board, President and Chief
                                     Executive Officer



DATE:  May 10, 1995                  /s/ HARRY M. WALKER
       ------------                  -----------------------------
                                     Harry M. Walker, Secretary-
                                     Treasurer

                               INDEX TO EXHIBITS



Exhibit No.                        Description
- -----------                        -----------
    27                       Financial Data Schedule