Form 10-Q
period 1995-06-30
TRUSTMARK CORP
filed 1995-08-14
CIK 36146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
 (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1995:

           COMMON STOCK, NO PAR VALUE               34,910,683
           --------------------------               ----------
                   Class                          Number of shares

                             TRUSTMARK CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
              June 30, 1995 and December 31, 1994

            Consolidated Statements of Income
              Three and Six Months Ended
              June 30, 1995 and 1994

            Consolidated Statements of
              Cash Flows - Six Months
              Ended June 30, 1995 and 1994

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

PART II.  OTHER INFORMATION

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             TRUSTMARK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            (UNAUDITED)
                                                                                              JUNE 30,             DECEMBER 31,
                                                                                                1995                   1994*
                                                                                          ----------------       ------------------
ASSETS
Cash and due from banks (noninterest-bearing)                                            $        278,949       $         280,114
Federal funds sold and securities purchased
    under reverse repurchase agreements                                                           122,098                 105,731
Trading account securities                                                                             97                   1,150
Securities available for sale                                                                     458,580                 439,691
Securities held to maturity (fair value: $1,407,783-1995;
      $1,345,614-1994)                                                                          1,405,944               1,422,660
Loans                                                                                           2,508,184               2,365,683
    Less:  Unearned income                                                                         11,627                  18,118
               Allowance for loan losses                                                           61,450                  65,014
                                                                                         ----------------       -----------------
    Net loans                                                                                   2,435,107               2,282,551
Premises and equipment, net                                                                        62,824                  64,078
Accrued interest receivable                                                                        36,817                  37,200
Intangible assets                                                                                  37,615                  38,074
Other assets                                                                                       82,690                  92,116
                                                                                         ----------------       -----------------
    Total Assets                                                                         $      4,920,721       $       4,763,365
                                                                                         ================       =================


LIABILITIES
Deposits:
    Noninterest-bearing                                                                  $        707,313       $         732,635
    Interest-bearing                                                                            2,766,988               2,716,594
                                                                                         ----------------       -----------------
        Total deposits                                                                          3,474,301               3,449,229
Federal funds purchased                                                                            69,513                 160,140
Securities sold under repurchase agreements                                                       875,694                 690,898
Accrued expenses and other liabilities                                                             49,075                  42,088
                                                                                         ----------------       -----------------
    Total Liabilities                                                                           4,468,583               4,342,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value:
    Authorized, 100,000,000 shares
    Issued and outstanding: 34,910,683 shares                                                      14,546                  14,546
Surplus                                                                                           244,578                 244,578
Retained earnings                                                                                 190,950                 169,857
Net unrealized gain (loss) on securities available for sale, net of tax                             2,064                  (7,971)
                                                                                         ----------------       -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                                    452,138                 421,010
                                                                                         ----------------       -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $      4,920,721       $       4,763,365
                                                                                         ================       =================



*Derived from audited financial statements

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                           JUNE 30,                             JUNE 30,
                                                               ------------------------------        -------------------------------
                                                                  1995               1994                1995               1994
                                                               ------------     -------------        -------------      ------------
INTEREST INCOME
Interest and fees on loans                                   $       55,834     $      46,342        $     108,350     $      90,894
Interest on securities:
    Taxable interest income                                          27,458            28,145               55,395            55,955
    Interest income exempt from federal
        income taxes                                                  1,528             1,746                3,049             3,482
Interest on federal funds sold and securities purchased
    under reverse repurchase agreements                               2,104             1,537                3,789             3,765
                                                             --------------     -------------        -------------     -------------
    TOTAL INTEREST INCOME                                            86,924            77,770              170,583           154,096
INTEREST EXPENSE
Interest on deposits                                                 28,351            22,118               54,754            43,939
Interest on federal funds purchased and securities sold
    under repurchase agreements                                      12,675             7,764               24,050            14,499
                                                             --------------     -------------        -------------     -------------
    TOTAL INTEREST EXPENSE                                           41,026            29,882               78,804            58,438
                                                             --------------     -------------        -------------     -------------
NET INTEREST INCOME                                                  45,898            47,888               91,779            95,658
Provision for loan losses                                              (791)              423                 (228)              735
                                                             --------------     -------------        -------------     -------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                  46,689            47,465               92,007            94,923
OTHER INCOME
Trust service income                                                  2,302             2,225                4,588             4,512
Service charges on deposit accounts                                   5,158             4,481               10,273             8,935
Other account charges, fees and commissions                           6,460             4,621               11,744             9,043
Securities gains                                                          0                35                  120                39
Other                                                                 1,328               294                2,239             1,082
                                                             --------------     -------------        -------------     -------------
    TOTAL OTHER INCOME                                               15,248            11,656               28,964            23,611
OTHER EXPENSES
Salaries                                                             15,126            14,920               30,395            30,569
Employee benefits                                                     2,741             2,834                5,700             6,042
Net occupancy - premises                                              2,196             2,073                4,483             4,046
Equipment expense                                                     3,585             3,347                6,947             6,593
Services and fees                                                     4,583             4,749                9,192             9,086
Other real estate expenses                                              124               164                  184               332
FDIC insurance assessment                                             1,898             1,952                3,797             3,902
Amortization of intangible assets                                     1,793             1,719                3,540             3,394
Other                                                                 7,278             5,364               13,206            11,905
                                                             --------------     -------------        -------------     -------------
    TOTAL OTHER EXPENSES                                             39,324            37,122               77,444            75,869
                                                             --------------     -------------        -------------     -------------
INCOME BEFORE INCOME TAXES                                           22,613            21,999               43,527            42,665
Income taxes                                                          7,898             7,303               14,928            14,149
                                                             --------------     -------------        -------------     -------------
NET INCOME                                                   $       14,715     $      14,696        $      28,599     $      28,516
                                                             ==============     =============        =============     =============

NET INCOME PER SHARE                                         $         0.42     $        0.42        $        0.82     $        0.82
                                                             ==============     =============        =============     =============
DIVIDENDS PER SHARE                                          $       0.1075     $      0.1000        $      0.2150     $      0.2000
                                                             ==============     =============        =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING                              34,910,683        34,773,169           34,910,683        34,773,169
                                                             ==============     =============        =============     =============

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------------
                                                                                 1995                  1994
                                                                               ---------            ----------
OPERATING ACTIVITIES
Net income                                                                    $  28,599             $  28,516
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                   (228)                  735
       Provision for depreciation and amortization                                8,782                 8,314
       (Gains)/losses and writedowns on other real estate                           (99)                  (66)
       Net (accretion)/amortization of securities                                (1,523)                  543
       Securities gains                                                            (120)                  (40)
       Other                                                                       (273)                1,255
       Decrease (increase) in accrued interest receivable                           383                (1,969)
       Increase in intangible assets                                             (3,082)               (3,207)
       Increase in deferred income taxes                                         (1,969)                 (325)
       Decrease in other assets                                                   5,718                   248
       Increase in other liabilities                                              6,987                 2,421
                                                                              ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        43,175                36,425
                                                                              ---------             ---------
INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale             159,660               139,785
Proceeds from calls and maturities of securities held to maturity                27,366               229,512
Proceeds from sales of securities available for sale                             92,500               195,876
Purchases of securities available for sale                                     (245,794)             (233,021)
Purchases of securities held to maturity                                        (18,011)             (296,040)
Net increase in federal funds sold and securities
    purchased under reverse repurchase agreements                               (16,367)              (66,726)
Net increase in loans                                                          (152,083)               (5,603)
Purchases of premises and equipment                                              (3,452)               (5,277)
Proceeds from sales of premises and equipment                                       106                   110
                                                                              ---------             ---------
NET CASH USED BY INVESTING ACTIVITIES                                          (156,075)              (41,384)
                                                                              ---------             ---------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                              25,072                (7,866)
Net increase in federal funds purchased
    and securities sold under repurchase agreements                              94,169                 7,987
Cash dividends paid                                                              (7,506)               (6,789)
                                                                              ---------             ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                111,735                (6,668)
                                                                              ---------             ---------
Decrease in cash and cash equivalents                                            (1,165)              (11,627)
Cash and cash equivalents at beginning of year                                  280,114               252,906
                                                                              ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 278,949             $ 241,279
                                                                              =========             =========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Trustmark Corporation's balance sheets as of June 30, 1995 and December 31, 1994, the statements of income for the three and six month periods ended June 30, 1995 and 1994 and the statements of cash flows for the six month period ended June 30, 1995 and 1994.

(2) During the first six months of 1995, the Corporation paid approximately $13,775,000 in income taxes and $76,156,000 in interest on deposit liabilities and other borrowings. This compares to $16,738,000 for income taxes and $58,902,000 for interest on deposits and other borrowings for the first six months of 1994.

(3) For the six months ended June 30, 1995 and 1994, noncash transfers from loans to foreclosed properties were $569,000 and $1,012,000, respectively.

(4) On January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures." The statement addresses how creditors should establish allowances for credit losses on individual loans determined to be impaired. The effect of this implementation on the consolidated financial statements has been immaterial.

(5) In January 1995, a judgment was rendered in a Mississippi circuit court against the Corporation's subsidiary, Trustmark National Bank ("the Bank"), in a case related to the placement of collateral protection insurance ("CPI") by the Bank on a particular loan. The judgment awarded $500 thousand in actual damages and $38 million in punitive damages to the plaintiffs. The Bank filed motions for the court to set aside the jury verdict, to reduce the verdict or to grant a new trial. The judge took the motions under advisement in April 1995. On August 4, 1995, the court reduced the punitive damages from $38 million to $5 million. If the plaintiffs do not accept this order, a new trial will result. However, if accepted, it is the intention of Management to vigorously pursue the appeal of this case. Several other suits relating to CPI have been filed against the Bank and are pending at various stages. While the ultimate outcome of any litigation is uncertain, Management believes, based on the advice of legal counsel, that the judgment referred to above will be reversed or will be reduced again and that the impact of this matter, the other CPI related suits or any additional claims related to CPI will not be material to the results of operations or financial position of the Corporation.

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

EARNINGS SUMMARY

     Trustmark Corporation reported net income for the three months ended June 30, 1995 and 1994 of $14.7 million or $.42 per share. Earnings for the six months ended June 30, 1995 were $28.6 million or $.82 per share compared to $28.5 million or $.82 per share for the same time period in 1994. The Corporation was able to maintain its level of earnings because growth in noninterest income and a decline in the provision for loan losses offset a drop in the level of net interest income.

     Two key measures of profitability in the banking industry are return on average assets (ROA) and return on average equity (ROE). During the second quarter of 1995 ROA measured 1.21% and ROE 13.25% compared to a ROA of 1.23% and a ROE of 14.59% for the same time period in 1994. For the six months ended June 30, 1995, ROA was 1.19% and ROE was 13.10% compared to a ROA of 1.19% and a ROE of 14.40% for the same time period in 1994. The decline in ROE for both periods presented can be attributed to a faster pace of growth for equity than earnings.

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

June 30, 1995 ($ in thousands):

                                       Interest Sensitive Within
                                         90 days       One Year
                                       -----------    -----------
Total rate sensitive assets            $1,290,565     $1,907,624
Total rate sensitive liabilities        1,613,805      2,353,437
                                       -----------    -----------
     Net gap                           $ (323,240)    $ (445,813)
                                       ===========    ===========

     The analysis indicates that the Corporation is in a negative gap position over the next three month and twelve month time horizons. Management believes that it has adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates. Since the beginning of 1994, the Corporation's negative gap position has decreased in response to a general trend of rising interest rates.

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

EARNING ASSETS

     Improved loan demand was the major contributor to the growth of earning assets during the first half of 1995. At June 30, 1995, earning assets were $4.483 billion (91.1% of total assets) compared to $4.317 billion (90.6% of total assets) at the end of 1994.

     Total loans increased by $149.0 million or 6.35% during the first half of 1995. The most substantial growth in the loan portfolio was seen in real estate loans, which increased by $104.7 million. Recently declining interest rates combined with additional mortgage production offices and the Corporation's ability to provide quality service to residential construction borrowers have contributed to this growth. The Corporation has also continued its commitment to the growth of its mortgage servicing portfolio. The Corporation intends to package and sell substantially all qualified one-to-four family residential mortgage loans that the Corporation has originated or purchased while retaining the right to service these mortgages. At June 30, 1995, the Corporation's volume of residential mortgage loan servicing was approximately $2.235 billion compared to $2.088 billion at the end of 1994.

     Commercial and industrial loans grew by $40.7 million during the first half of 1995 in response to the state's improving economic atmosphere. The most significant changes were in the Construction & Real Estate, Manufacturing and Service industries.

     The Corporation's emphasis on asset quality has produced a healthy loan portfolio and a conservative approach to providing for potential loan losses. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. See the table below for more details ($ in thousands):

                                                   6/30/95  12/31/94
                                                   -------   -------
Loans accounted for on a nonaccrual basis          $14,231   $12,817
Other real estate                                    2,575     3,723
Loans past due 90 days or more and still accruing    1,359     2,252
                                                   -------   -------
  Total nonperforming assets and past due loans    $18,165   $18,792
                                                   =======   =======

     Asset quality of the Corporation is considered to be very good. As the table above illustrates, overall nonperforming assets and past due loans remain well-controlled and continue to compare favorably to peer levels. As of June 30, 1995, the Corporation knows of no additional loans, other than those identified above, that Management has serious doubts as to the ability of such borrowers to repay principal and interest.

     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201 as well as additional guidance provided by regulatory authorities. Specifically, the analysis is based on a consideration of the following factors: estimated future loss in significant and criticized loans, known deterioration in concentrations of credit, classes of loans or pledged collateral, historical loss experience based on volume and types of loans, results of independent review of the loan portfolio, trends in portfolio volume, maturity and composition, off-balance sheet risk, volume and trends in delinquencies and nonaccruals, national and local economic conditions and downturns in specific local industries, lending policies and procedures and experience, ability and depth of lending management and staff. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors.

     The current level of the allowance for loan losses approximates 2.46% of total loans outstanding and provides the Corporation with an adequate reserve coverage of nonperforming loans. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent, yet conservative approach in the evaluation of the allowance for loan losses.

     Net charge-offs totaled $809 thousand during the second quarter of 1995 resulting in an annualized net charge-off ratio of .13%. For the six months ended June 30, 1995, net charge-offs were $3.336 million, which yielded an annualized net charge-off ratio of .28%. This compares to net charge-offs of $780 thousand (an annualized net charge-off ratio of .07%) for the first half of

1994. This increase in net charge-offs is primarily due to a one- time charge-off of approximately $2.3 million from a specific line of business. Disregarding this one-time charge-off, net charge-offs for the first half of 1995 would have approximated the level achieved during the first half of 1994.

     The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. At June 30, 1995, total securities were $1.865 billion, an increase of $2.2 million or .12% from the end of 1994. The small growth in the securities portfolio is partially attributable to the Corporation's decision to maintain its investment portfolio at approximately its current level to allow any excess liquidity to provide funds for loan growth. Given the current flat shape of the treasury yield curve, the Corporation will remain cautious in planning its future strategy for securities.

      The latest comparisons of the tax equivalent yield of the securities portfolio show the Corporation remaining in the upper quartile when compared to its peer group. This has been accomplished while maintaining the quality of the portfolio.

      At June 30, 1995, the amortized cost and fair value of securities classified as available for sale were $455.2 million and $458.6 million, respectively. This resulted in an unrecognized gain, net of tax, of approximately $2.064 million as a separate component of stockholders' equity.

      During the second quarter of 1995, the size of the Corporation's short-term portfolio remained stable. Products included in the short-term portfolio are primarily U. S. Government agency securities classified as available for sale and reverse repurchase agreements. In order to enhance the Corporation's liquidity and profitability, this portfolio will continue to be utilized as an alternative to the overnight funds market.

      For the six months ended June 30, 1995, realized gains were $1.350 million on securities available for sale while realized losses totaled $1.280 million, resulting in net securities gains of $70 thousand. Gross unrealized gains approximated $5.671 million while gross unrealized losses approximated $2.332 million on these securities.

     There were no sales of securities held to maturity during the first half
of 1995.   Gross gains of $50 thousand were realized on securities called prior to their maturity. Gross unrealized gains approximated $15.701 million and gross unrealized losses approximated $13.862 million on securities classified as held to maturity at June 30, 1995.

     Federal funds sold and securities purchased under reverse repurchase agreements increased by $16.4 million when compared to the end of 1994. Market conditions and liquidity needs are the driving forces behind the utilization of federal funds sold and securities purchased under reverse repurchase agreements as short-term investment products.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Deposits are the primary source of funding for the Corporation's earning assets. Trustmark offers a variety of products designed to attract and retain customers with the primary focus on core deposits.

     Total deposits at June 30, 1995 increased by $25.1 million when compared to December 31, 1994 with the majority of this growth centered in certificates of deposit. During the remainder of 1995, the Corporation is committed to increasing its core deposit base while reducing its dependence on short-term borrowings, principally federal funds purchased and securities sold under repurchase agreements.

     Federal funds purchased decreased $90.6 million when compared to December 31, 1994. This can be traced to a decrease in funds available for purchase from correspondent banks. Securities sold under repurchase agreements grew by $184.8 million during the first half of 1995. This increase can be primarily attributed to increased funds invested by governmental entities.

CONTINGENCIES

     In January 1995, a judgment was rendered in a Mississippi circuit court against the Corporation's subsidiary, Trustmark National Bank, in a case related to the placement of collateral protection insurance ("CPI") by the Bank on a particular loan. The judgment awarded $500 thousand in actual damages and $38 million in punitive damages to the plaintiffs. The Bank filed motions for the court to set aside the jury verdict, to reduce the verdict or to grant a new trial. The judge took the motions under advisement in April 1995. On August 4, 1995, the court reduced the punitive damages from $38 million to $5 million. If the plaintiffs do not accept this order, a new trial will result. However, if accepted, it is the intention of Management to vigorously pursue the appeal of this case. Several other suits relating to CPI have been filed against the Bank and are pending at various stages. While the ultimate outcome of any litigation is uncertain, Management believes, based on the advice of legal counsel, that the judgment referred to above will be reversed or will be reduced again and that the impact of this matter, the other CPI related suits or any additional claims related to CPI will not be material to the results of operations or financial position of the Corporation.

STOCKHOLDERS' EQUITY

     The Corporation has always placed a great emphasis on maintaining a strong capital base. It is the Corporation's goal to maintain its position as a "well capitalized" financial institution by expanding its capital base through continued profitability, business combinations and possibly the sale of stock. Based on the capital levels defined by banking regulators, a "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at June 30, 1995 ($ in thousands):

     Tier 1 Capital                                 $438,707
     Tier 2 Capital                                   35,332
                                                    --------
     Total Qualifying Capital                       $474,039
                                                    ========

     Total Risk Weighted Assets                   $2,800,415
                                                   =========

     Tier 1/Risk Weighted Assets                       15.67%
     Tier 2/Risk Weighted Assets                        1.26%
                                                       ------
     Total Qualifying Capital/Risk Weighted Assets     16.93%
                                                       ======

     Leverage Ratio                                     9.04%
                                                       ======

     As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.

     At June 30, 1995, the Corporation had stockholders' equity of $452.1 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $2.064 million. This compares to total stockholders' equity at December 31, 1994 of $421.0 million, which contained a net unrealized loss on securities available for sale, net of taxes of $7.971 million.

     Based on its dividend payout ratio of 26.8%, the Corporation retained 73.2% of its earnings for the first half of 1995, generating an internal capital growth rate of 9.58%. Dividends for the second quarter of 1995 remained at $.1075 per share, resulting in an annual dividend rate of $.43 per share. Book value for the Corporation's common stock was $12.95 at June 30, 1995 compared to the closing market price of $17.63.

NET INTEREST INCOME

     Net interest income is an effective measurement of how well Management has managed the Corporation's interest rate sensitive assets and liabilities. During the first half of 1995, the Corporation's level of net interest income dropped by 4.06% or $3.9 million when compared to the same time period in 1994. For the second quarter, net interest income declined 4.16% or $2.0 million when compared to the second quarter of 1994. These declines can be attributed to the Corporation's cost of funding increasing at a somewhat faster pace than its yield on earning assets.

     When compared to 1994, average earning assets decreased 0.09% during the first half of 1995. During the same time period, the yield on average earning assets increased by 75 basis points. This combination resulted in interest income generated by earning assets increasing $16.5 million or 10.7% when comparing the first six months of 1995 and 1994. The primary contributor to this gain was interest and fees on loans, which increased 19.2%. This resulted from a 9.5% increase in average loan volume and a higher interest rate environment when comparing the first half of 1995 to 1994.

     Average interest-bearing liabilities decreased 0.5% when comparing the first half of 1995 to the same time period in 1994. During the same time period, the rate paid increased by 93 basis points. As a result, during the first six months of 1995 interest expense generated by interest-bearing liabilities increased by $20.4 million or 34.9% when compared to the first half of 1994. This growth in interest expense can be attributed to the increased interest rate environment since the volume of interest-bearing liabilities was relatively unchanged.

     The table below illustrates the changes in net interest margin as a percentage of average earning assets for the periods shown below:

                                         Six months ended June 30,
                                         ------------------------
                                           1995     1994   Change
                                          ------   ------  ------
Yield on interest-earning assets-FTE       7.94%    7.19%    .75%
Rate on interest-bearing liabilities       3.61%    2.68%    .93%
                                          ------   ------  ------
     Net interest margin-FTE               4.33%    4.51%   (.18%)
                                          ======   ======  ======

The fully taxable equivalent (FTE) yield on tax exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions in order to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES

     The Corporation's provision for loan losses is the adjustment to expense necessary to maintain the allowance for loan losses at an adequate level. As a result of Management's assessment of the adequacy of the allowance, the Corporation recorded a $791 thousand negative provision during the second quarter of 1995. During the second quarter of 1994, the Corporation's provision for loan losses was $423 thousand. For the six months ended June 30, 1995, the Corporation recorded a negative provision for loan losses of $228 thousand.
For the first half of 1994, the Corporation's provision for loan losses was $735 thousand.

NONINTEREST INCOME

     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. Noninterest income for the first half of 1995, excluding securities gains, increased $5.3 million or 22.4% when compared to the same time period in 1994.

     Other account charges, fees and commissions continue to provide the largest component of noninterest income. The major contributors to the 29.9% increase in this category were fees generated from residential mortgage servicing, ATM usage and a variety of other fee producing products and services.

     Year-to-date service charges have grown by 15.0% when comparing the first half of 1995 to 1994. This increase can be attributed to Management's reevaluation of its service charge pricing, procedures and products.

     The increase in other income can be attributed to recording certain nonrecurring miscellaneous income and the growth in gains on sales of loans.

NONINTEREST EXPENSE

     Another long-term strategy of the Corporation is to continue to provide quality service to its customers within the context of economic discipline. The Corporation's commitment to lowering its cost position is demonstrated by its efficiency ratios, which continue to compare favorably with its peer group. Noninterest expense for the first half of 1995 increased $1.6 million or 2.1% when compared to the first half of 1994.

     Salaries and employee benefits continue to comprise the largest portion of other expenses; however, these expenses have declined $516 thousand or 1.4% when comparing the first half of 1995 to 1994. The number of full-time equivalent employees totaled 2,192 at June 30, 1995 and 2,206 at June 30, 1994. This decrease points out the Corporation's commitment to improving its operational efficiencies through the continued evaluation of its staff levels. Personnel expense for the Corporation remains well below that of its peer group.

     Renovations to facilities purchased and leased in business combinations as well as the general maintenance of existing facilities have contributed to the $437 thousand or 10.8% increase in net occupancy expenses when comparing the first half of 1995 to 1994. Equipment expenses experienced a modest increase of $354 thousand when comparing the first half of 1995 to 1994, primarily from increased depreciation expenses related to new and existing equipment utilized in business combinations.

     Other expenses increased $1.3 million or 10.9% when comparing the first half of 1995 to 1994. This can be traced to larger operational losses recorded during the first half of 1995 than in the same time period in 1994.

INCOME TAXES

     For the six months ended June 30, 1995, the Corporation's effective tax rate was 34.3% compared to 33.2% for the first half of 1994, an increase of 1.1%. This increase is due primarily to a decrease in the amount of tax-exempt interest net of interest expense to carry tax-free obligations. This net tax-exempt interest was lower for the first six months of 1995 both in real terms and as a percentage of interest income than during the six months ended June 30, 1994.

     During 1995, the Corporation concluded an income tax examination for the years 1989, 1990 and 1991. The effects, which are not material, are included in the Corporation's consolidated financial statements.

OTHER REGULATORY MATTERS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 114,

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

     In March of 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." This statement establishes standards concerning accounting for "impaired" property, plant and equipment, identifiable intangibles and related goodwill. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Corporation is currently evaluating the impact that adoption of this statement will have on its financial condition and results of operations.

     The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." The new statement amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and primarily eliminates the distinction between purchased mortgage servicing rights and mortgage servicing rights on loans originated by the financial institution. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The Corporation is currently evaluating the impact that adoption of this statement will have on its financial condition and results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There were no material developments for the quarter ended June 30, 1995 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q, as well as the March 31, 1995 Form 10-Q.


ITEM 2.  CHANGES IN SECURITIES

   A)  None

   B)  None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   A)  None

   B)  None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A)  None

   B)  None

   C)  None

   D)  None

ITEM 5.  OTHER INFORMATION

   None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   The following exhibits are included herein:

   (27)  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.




                                        TRUSTMARK CORPORATION
                                        ---------------------
                                             (Registrant)



DATE:  August 11, 1995               /s/ FRANK R. DAY
       ---------------               -----------------------------
                                     Frank R. Day, Chairman of the
                                     Board, President and Chief
                                     Executive Officer



DATE:  August 11, 1995               /s/ HARRY M. WALKER
       ---------------               -----------------------------
                                     Harry M. Walker, Secretary-
                                     Treasurer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27                       Financial Data Schedule.