Form 10-Q
period 1995-09-30
TRUSTMARK CORP
filed 1995-11-13
CIK 36146

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                    ------------------
                                 OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

 COMMISSION FILE NUMBER 0-3683
                        ------

                             TRUSTMARK CORPORATION
                             ---------------------
             (Exact name of Registrant as specified in its charter)

            MISSISSIPPI                        64-0471500
            -----------                        ----------
 (State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)

       248 EAST CAPITOL STREET
        JACKSON, MISSISSIPPI                           39201
       -----------------------                         -----
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (601)354-5111
                                                     -------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X    No
                            -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1995:

          COMMON STOCK, NO PAR VALUE           34,910,683
          --------------------------           ----------
                   Class                    Number of shares

                             TRUSTMARK CORPORATION
                                     INDEX



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
              September 30, 1995 and December 31, 1994

            Consolidated Statements of Income
              Three and Nine Months Ended
              September 30, 1995 and 1994

            Consolidated Statements of
              Cash Flows - Nine Months
              Ended September 30, 1995 and 1994

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

PART II.  OTHER INFORMATION

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                             TRUSTMARK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)


                                                                                  (UNAUDITED)
                                                                                  SEPTEMBER 30,            DECEMBER 31,
                                                                                     1995                     1994*
                                                                                ---------------           --------------
ASSETS
Cash and due from banks (noninterest-bearing)                                  $     277,633              $    280,114
Federal funds sold and securities purchased
    under reverse repurchase agreements                                               57,750                   105,731
Trading account securities                                                               452                     1,150
Securities available for sale                                                        438,932                   439,691
Securities held to maturity (fair value: $1,396,414-1995;
      $1,345,614-1994)                                                             1,398,063                 1,422,660
Loans                                                                              2,583,870                 2,365,683
    Less:  Unearned income                                                            10,629                    18,118
           Allowance for loan losses                                                  61,450                    65,014
                                                                               -------------              ------------
    Net loans                                                                      2,511,791                 2,282,551
Premises and equipment, net                                                           61,547                    64,078
Accrued interest receivable                                                           35,301                    37,200
Intangible assets                                                                     37,668                    38,074
Other assets                                                                          85,997                    92,116
                                                                               -------------              ------------
    TOTAL ASSETS                                                               $   4,905,134              $  4,763,365
                                                                               =============              ============

LIABILITIES

Deposits:
    Noninterest-bearing                                                        $     721,999              $    732,635
    Interest-bearing                                                               2,760,790                 2,716,594
                                                                               -------------              ------------
        Total deposits                                                             3,482,789                 3,449,229
Federal funds purchased                                                               96,727                   160,140
Securities sold under repurchase agreements                                          809,298                   690,898
Accrued expenses and other liabilities                                                51,490                    42,088
                                                                               -------------              ------------
    TOTAL LIABILITIES                                                              4,440,304                 4,342,355

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value:
    Authorized, 100,000,000 shares
    Issued and outstanding: 34,910,683 shares                                         14,546                    14,546
Surplus                                                                              244,578                   244,578
Retained earnings                                                                    203,322                   169,857
Net unrealized gain (loss) on securities available for sale, net of tax                2,384                    (7,971)
                                                                               -------------              ------------
    TOTAL STOCKHOLDERS' EQUITY                                                       464,830                   421,010
                                                                               -------------              ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   4,905,134              $  4,763,365
                                                                               =============              ============



*  Derived from audited financial statements

See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    --------------------------      -----------------------------
                                                                      1995              1994             1995             1994
                                                                    --------        ----------      ------------       ----------
INTEREST INCOME
Interest and fees on loans                                     $      58,561     $      48,343     $     166,911    $     139,237
Interest on securities:
    Taxable interest income                                           27,500            28,278            82,895           84,233
    Interest income exempt from federal
        income taxes                                                   1,439             1,654             4,488            5,136
Interest on federal funds sold and securities purchased
    under reverse repurchase agreements                                1,319             1,283             5,108            5,048
                                                               -------------     -------------     -------------    -------------
    TOTAL INTEREST INCOME                                             88,819            79,558           259,402          233,654
INTEREST EXPENSE
Interest on deposits                                                  28,810            22,959            83,564           66,898
Interest on federal funds purchased and securities sold
    under repurchase agreements                                       12,652             8,744            36,702           23,243
                                                               -------------     -------------     -------------    -------------
    TOTAL INTEREST EXPENSE                                            41,462            31,703           120,266           90,141
                                                               -------------     -------------     -------------    -------------
NET INTEREST INCOME                                                   47,357            47,855           139,136          143,513
                                                               -------------     -------------     -------------    -------------
Provision for loan losses                                              1,183               694               955            1,429
                                                               -------------     -------------     -------------    -------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                   46,174            47,161           138,181          142,084
OTHER INCOME
Trust service income                                                   2,303             2,140             6,891            6,652
Service charges on deposit accounts                                    5,425             4,777            15,698           13,712
Other account charges, fees and commissions                            6,115             5,047            17,859           14,090
Securities gains                                                          75               135               195              174
Other                                                                    762               325             3,001            1,407
                                                               -------------     -------------     -------------    -------------
    TOTAL OTHER INCOME                                                14,680            12,424            43,644           36,035
OTHER EXPENSES
Salaries                                                              15,377            15,332            45,772           45,901
Employee benefits                                                      2,727             2,616             8,427            8,658
Net occupancy - premises                                               2,435             2,211             6,918            6,257
Equipment expense                                                      3,333             3,273            10,280            9,866
Services and fees                                                      4,750             4,802            13,942           13,888
Other real estate expenses                                               104               179               288              511
FDIC insurance assessment                                                 21             1,859             3,818            5,761
Amortization of intangible assets                                      1,915             1,742             5,455            5,136
Other                                                                  5,643             6,167            18,849           18,072
                                                               -------------     -------------       ------------   -------------
    TOTAL OTHER EXPENSES                                              36,305            38,181           113,749          114,050
                                                               -------------     -------------     -------------    -------------
INCOME BEFORE INCOME TAXES                                            24,549            21,404            68,076           64,069
Income taxes                                                           8,423             7,464            23,351           21,613
                                                               -------------     -------------     -------------    -------------
NET INCOME                                                     $      16,126     $      13,940     $      44,725    $      42,456
                                                               =============     =============     =============    =============

NET INCOME PER SHARE                                           $        0.46     $        0.40     $        1.28    $        1.22
                                                               =============     =============     =============    =============
DIVIDENDS PER SHARE                                            $      0.1075     $      0.1000     $      0.3225    $      0.3000
                                                               =============     =============     =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING                               34,910,683        34,773,169        34,910,683       34,773,169
                                                               =============     =============     =============    =============


See notes to consolidated financial statements

                             TRUSTMARK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               ($ IN THOUSANDS)
                                 (UNAUDITED)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                                     1995                      1994
                                                                                  ---------                  --------
OPERATING ACTIVITIES

Net income                                                                     $     44,725              $     42,456
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                        955                     1,429
       Provision for depreciation and amortization                                   13,231                    12,533
       (Gains)/losses and writedowns on other real estate                               (60)                      156
       Net (accretion)/amortization of securities                                    (3,414)                      126
       Securities gains                                                                (195)                     (174)
       Other                                                                           (530)                    1,150
       Decrease (increase)in accrued interest receivable                              1,899                    (1,437)
       Increase in intangible assets                                                 (5,049)                   (3,863)
       Increase in deferred income taxes                                             (1,624)                     (891)
       Decrease (increase) in other assets                                            1,139                   (12,181)
       Increase (decrease) in other liabilities                                       9,402                    (1,227)
                                                                               ------------              ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            60,479                    38,077
                                                                               ------------              ------------
INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale                 273,483                   201,724
Proceeds from calls and maturities of securities held to maturity                    58,176                   264,527
Proceeds from sales of securities available for sale                                 92,570                   255,200
Purchases of securities available for sale                                         (245,794)                 (253,068)
Purchases of securities held to maturity                                           (132,701)                 (446,192)
Net decrease in federal funds sold and securities
    purchased under reverse repurchase agreements                                    47,981                    14,908
Net increase in loans                                                              (229,691)                  (73,034)
Purchases of premises and equipment                                                  (4,398)                   (7,416)
Proceeds from sales of premises and equipment                                           127                       131
                                                                               ------------              ------------
NET CASH USED BY INVESTING ACTIVITIES                                              (140,247)                  (43,220)
                                                                               ------------              ------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                  33,560                   (16,687)
Net increase in federal funds purchased
    and securities sold under repurchase agreements                                  54,987                    76,781
Cash dividends paid                                                                 (11,260)                  (10,184)
                                                                               ------------              ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            77,287                    49,910
                                                                               ------------              ------------
(Decrease) increase in cash and cash equivalents                                     (2,481)                   44,767
Cash and cash equivalents at beginning of year                                      280,114                   252,906
                                                                               ------------              ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    277,633              $    297,673
                                                                               ============              ============

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly Trustmark Corporation's balance sheets as of September 30, 1995 and December 31, 1994, the statements of income for the three and nine month periods ended September 30, 1995 and 1994 and the statements of cash flows for the nine month periods ended September 30, 1995 and 1994.

(2) During the first nine months of 1995, the Corporation paid approximately $22,050,000 in income taxes and $116,379,000 in interest on deposit liabilities and other borrowings. This compares to $22,298,000 for income taxes and $91,586,000 for interest on deposits and other borrowings for the first nine months of 1994.

(3) For the nine months ended September 30, 1995 and 1994, noncash transfers from loans to foreclosed properties were $1,200,000 and $1,224,000, respectively.

(4) On January 1, 1995 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The statement addresses how creditors should establish allowances for credit losses on individual loans determined to be impaired. The effect of this implementation on the consolidated financial statements has been immaterial.

(5) In January 1995, a judgment was rendered in a Mississippi trial court against the Corporation's subsidiary, Trustmark National Bank, in a case related to the placement of collateral protection insurance ("CPI") by the Bank on a particular loan. The judgment awarded $500 thousand in actual damages (against the Bank and the insurance agent, jointly and severally) and $38 million in punitive damages (against the Bank only). The Bank filed motions for entry of judgment in its favor, or for a new trial, or to reduce the verdicts. The judge took the motions under advisement in April 1995. On August 4, 1995, the court reduced the punitive damage award from $38 million to $5 million. The judge left the actual damage award intact. Notice of appeal has been filed by the Bank appealing this case to the Mississippi Supreme Court. Notice of cross-appeal has been filed by the plaintiffs.

     There are nine other suits in state courts and nine suits in federal courts. On September 18, 1995, one of the federal court suits was certified as a class action, with the class broadly defined to include all persons who financed an automobile through the Bank and whose loan accounts were charged for CPI premiums; one of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action.

     The cases are being vigorously contested. Investigation is continuing. Defense of the litigation will be costly. The outcome of the litigation is uncertain. Similar, but not identical, cases in other states have had a variety of results, including settlements. Trustmark's program was consistent with those of numerous other banks. Trustmark's program was terminated in 1994. At least five other banks in Mississippi have recently been served with CPI-related class action complaints.

     The Corporation is defendant in various other legal actions arising in the normal course of business. Management and legal counsel are of the opinion that the outcome of these other matters will not have a material adverse effect on the Corporation's financial condition or results of operations.

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

EARNINGS SUMMARY
     Trustmark Corporation reported net income of $16.1 million or $.46 per share, for the third quarter of 1995, compared to $13.9 million or $.40 for the third quarter of 1994. Net income for the nine months ended September 30, 1995 was $44.7 million or $1.28 per share, compared to $42.5 million or $1.22 per share, for the same time period in 1994. Both third quarter and year-to-date results were impacted by increases in noninterest income, refunds of FDIC assessments and a continued emphasis on expense control.
     Two key measures of profitability in the banking industry are return on average assets (ROA) and return on average equity (ROE). During the third quarter of 1995, ROA measured 1.31% and ROE 14.00% compared to a ROA of 1.16% and a ROE of 13.33% for the same time period in 1994. For the nine months ended September 30, 1995, ROA was 1.23% and ROE was 13.41% compared to a ROA of 1.18% and a ROE of 14.03% for the same time period in 1994.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
     A key objective of asset/liability management is to manage the Corporation's assets and liabilities to optimize and maintain the spread between interest earned and interest paid while ensuring an adequate liquidity position. The Asset/Liability Committee monitors and adjusts the Corporation's exposure to interest rates, within specific policy guidelines, based on its view of current and expected market conditions. The primary tool utilized by this committee is an asset/liability modeling system which is used to evaluate exposure to interest rate risk and to project earnings and balance sheet growth. The Asset/Liability Committees of both senior bank officials and the Board of Directors meet monthly to evaluate Trustmark's interest rate risk position.
     Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of September 30, 1995 ($ in thousands):

                                                                    Interest Sensitive Within
                                                                     90 days       One Year
                                                                   -----------    -----------
Total rate sensitive assets                                       $ 1,201,488    $ 1,839,469
Total rate sensitive liabilities                                    1,542,530      2,399,833
                                                                  -----------    -----------
     Net gap                                                      $  (341,042)   $  (560,364)
                                                                  ===========    ===========

     The analysis indicates that the Corporation is in a negative gap position over the next three month and twelve month time horizons. Management believes that it has adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates. With the general decline in deposit rates during the third quarter, the Corporation's negative net gap position has grown slightly when compared to June 30, 1995.
     The Asset/Liability Committee establishes guidelines which monitor the current liquidity position and also ensure adequate funding capacity. The Corporation's goal is to maintain an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. This is achieved by maintaining a stable base of core deposits, accessibility to local, regional and national funding sources, readily marketable assets and diversity in customers, products and market areas. The ability to maintain liquidity is also enhanced by consistent earnings power and adequate capital.

EARNING ASSETS
     Improved loan demand continues to be the driving force behind the growth of earning assets during the first nine months of 1995. At September 30, 1995, earning assets were $4.468 billion (91.1% of total assets) compared to $4.317 billion (90.6% of total assets) at the end of 1994.
     Total loans increased by $225.7 million or 9.61% during the first nine months of 1995. The most substantial growth in the loan portfolio was seen in real estate loans, which increased by $148.7 million. Recently declining interest rates on mortgage loans combined with additional mortgage production offices and the Corporation's ability to provide quality service to construction borrowers have all contributed to this growth. The Corporation has also continued its commitment to the growth of its mortgage servicing portfolio. The Corporation intends to package and sell substantially all qualified one-to-four family residential mortgage loans that the Corporation has originated or purchased while retaining the right to service these mortgages. At September 30, 1995, the Corporation's volume of residential mortgage loan servicing was approximately $2.359 billion compared to $2.088 billion at the end of 1994.
     Commercial and consumer loans have grown by $51.5 million during the first nine months of 1995 in response to the state's improving economic atmosphere. The most significant changes were in the Wholesale and Service industries.
     The Corporation's conservative lending policies have produced consistently good asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. See the table below for more details ($ in thousands):

                                                                    9/30/95    12/31/94
                                                                    -------     -------
Loans accounted for on a nonaccrual basis                          $ 12,150    $ 12,817
Other real estate                                                     2,557       3,723
Loans past due 90 days or more & still accruing                       1,673       2,252
                                                                   --------    --------
Total nonperforming assets&loans past due 90+ days                 $ 16,380    $ 18,792
                                                                   ========    ========

     As the table above illustrates, overall nonperforming assets and loans past due 90 days or more remain well- controlled. As a result, the Corporation's level of nonperforming assets and past due loans continue to compare favorably to peer levels. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest existed at September 30, 1995.
     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201 as well as additional guidance provided by regulatory authorities. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors.
     The current level of the allowance for loan losses approximates 2.39% of total loans outstanding and provides the Corporation with an adequate reserve coverage of nonperforming loans. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent, yet conservative approach in the evaluation of the allowance for loan losses.
     Net charge-offs totaled $1.183 million during the third quarter of 1995 resulting in an annualized net charge-off ratio of .19%. For the nine months ended September 30, 1995, net charge-offs were $4.519 million, which yielded an
annualized net charge-off ratio of .25%.   This compares to net charge-offs of
$1.443 million or an annualized net charge-off ratio of .09% for the first nine months of 1994. This increase in net charge-offs is primarily due to a one-time charge-off of approximately $2.3 million from a specific line of business.
     The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. At September 30, 1995, total securities were $1.837 billion, a decrease of $25.4 million or 1.36% from the end of 1994. This slight decrease in the securities portfolio is partially attributable to the Corporation's decision to maintain its investment portfolio at approximately its current level in order to allow any excess liquidity to provide funds for loan growth. Given that the current treasury yield curve is relatively flat, the Corporation will remain cautious in planning its future strategy for securities.
     At September 30, 1995, the amortized cost and fair value of securities classified as available for sale were $435.1 million and $438.9 million, respectively. This resulted in an unrecognized gain, net of tax, of approximately $2.384 million as a separate component of stockholders' equity.
      During the third quarter of 1995, the size of the Corporation's short-term portfolio declined as the Corporation reduced its investment in U.
S. Government agency securities as it sought to provide liquidity for loan growth. During the first nine months of 1995, the Corporation has realized $207 thousand more in earnings from the short-term portfolio than would have been earned from a similar investment in the overnight funds market.
      For the nine months ended September 30, 1995, realized gains were $1.351 million on securities available for sale while realized losses totaled $1.281 million, resulting in net securities gains of $70 thousand. Gross unrealized gains approximated $6.005 million while gross unrealized losses approximated $2.147 million on these securities.
     There were no sales of securities held to maturity during the first nine
months of 1995.   Gross gains of $125 thousand were realized on securities
called prior to their maturity. Gross unrealized gains approximated $14.054 million and gross unrealized losses approximated $15.703 million on securities classified as held to maturity at September 30, 1995.
     Federal funds sold and securities purchased under reverse repurchase agreements decreased by $48.0 million when compared to the end of 1994. Market conditions and liquidity needs are the driving forces behind the utilization of federal funds sold and securities purchased under reverse repurchase agreements as short-term investment products.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     Deposits are the primary source of funding for the Corporation's earning assets. Trustmark offers a variety of products designed to attract and retain customers with the primary focus on core deposits.
     Total deposits at September 30, 1995 increased by $33.6 million when compared to December 31, 1994 with the majority of this growth centered in certificates of deposit. During the remainder of 1995, the Corporation is committed to increasing its core deposit base while reducing its dependence on short-term borrowings.
     Federal funds purchased decreased $63.4 million when compared to December 31, 1994. This can be traced to a decrease in funds available for purchase from correspondent banks. Securities sold under repurchase agreements grew by $118.4 million during the first nine months of 1995. This increase can be primarily attributed to increased funds invested by governmental entities.

CONTINGENCIES
     In January 1995, a judgment was rendered in a Mississippi trial court against the Corporation's subsidiary, Trustmark National Bank, in a case related to the placement of collateral protection insurance ("CPI") by the Bank on a particular loan. The judgment awarded $500 thousand in actual damages (against the Bank and the insurance agent, jointly and severally) and $38 million in punitive damages (against the Bank only). The Bank filed motions for entry of judgment in its favor, or for a new trial, or to reduce the verdicts. The judge took the motions under advisement in April 1995. On August 4, 1995, the court reduced the punitive damage award from $38 million to $5 million. The judge left the actual damage award intact. Notice of appeal has been filed by the Bank appealing this case to the Mississippi Supreme Court. Notice of cross-appeal has been filed by the plaintiffs.

     There are nine other suits in state courts and nine suits in federal courts. On September 18, 1995, one of the federal court suits was certified as a class action, with the class broadly defined to include all persons who financed an automobile through the Bank and whose loan accounts were charged for CPI premiums; one of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action.

     The cases are being vigorously contested. Investigation is continuing. Defense of the litigation will be costly. The outcome of the litigation is uncertain. Similar, but not identical, cases in other states have had a variety of results, including settlements. Trustmark's program was consistent with those of numerous other banks. Trustmark's program was terminated in 1994. At least five other banks in Mississippi have recently been served with CPI-related class action complaints.

     The Corporation is defendant in various other legal actions arising in the normal course of business. Management and legal counsel are of the opinion that the outcome of these other matters will not have a material adverse effect on the Corporation's financial condition or results of operations.

STOCKHOLDERS' EQUITY
     The Corporation has always placed a great emphasis on maintaining a strong capital base. It is the Corporation's goal to maintain its position as a "well capitalized" financial institution by expanding its capital base through continued profitability, business combinations and possibly the sale of stock. Based on the capital levels defined by banking regulators, a "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at September 30, 1995 ($ in thousands):


     Tier 1 Capital                                  $    451,432
     Tier 2 Capital                                        35,987
                                                     ------------
     Total Qualifying Capital                        $    487,419
                                                     ============

     Total Risk Weighted Assets                      $  2,853,945
                                                     ============

     Tier 1/Risk Weighted Assets                            15.82%
     Tier 2/Risk Weighted Assets                             1.26%
                                                     ============
     Total Qualifying Capital/Risk Weighted Assets          17.08%
                                                     ============

     Leverage Ratio                                          9.24%

                                                     ============


     As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.
     At September 30, 1995, the Corporation had stockholders' equity of $464.8 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $2.384 million. This compares to total stockholders' equity at December 31, 1994 of $421.0 million, which contained a net unrealized loss on securities available for sale, net of taxes of $7.971 million.
     Based on its dividend payout ratio of 25.0%, the Corporation retained 75.0% of its earnings during the first nine months of 1995, generating an internal capital growth rate of 10.06%. Dividends for the third quarter of 1995 remained at $.1075 per share, resulting in an annual dividend rate of $.43 per share. Book value for the Corporation's common stock was $13.31 at September 30, 1995 compared to the closing market price of $18.50.

NET INTEREST INCOME
     During the first nine months of 1995, the Corporation's level of net interest income dropped by 3.05% or $4.4 million when compared to the same time period in 1994. For the third quarter, net interest income declined 1.04% or $498 thousand when compared to the third quarter of 1994. These declines can be attributed to the Corporation's cost of funds increasing at a somewhat faster pace than its yield on earning assets. However, due to the significant amount of loan growth experienced during 1995, the decline in net interest income when compared to 1994 has been diminishing.
     When compared to 1994, average earning assets increased 1.03% during the first nine months of 1995. During the same time period, the yield on average earning assets increased by 69 basis points. This combination resulted in interest income generated by earning assets increasing $25.7 million or 11.0% when comparing the first nine months of 1995 and 1994. The primary contributor to this gain was interest and fees on loans, which increased 19.9%. This resulted from a 10.3% increase in average loan volume and a higher interest rate environment when comparing the first nine months of 1995 to 1994.
     Average interest-bearing liabilities increased by only .5% when comparing the first nine months of 1995 to the same time period in 1994. However, during the same time period, the rate paid increased by 89 basis points. As a result, during the first nine months of 1995 interest expense generated by interest-bearing liabilities increased by $30.1 million or 33.4% when compared to the first nine months of 1994.
     The table below illustrates the changes in net interest margin as a percentage of average earning assets for the periods shown:

                                    Nine months ended September 30,
                                    ------------------------------
                                         1995     1994   Change
                                        ------   ------  ------
Yield on interest-earning assets-FTE     7.95%    7.26%    .69%
Rate on interest-bearing liabilities     3.64%    2.75%    .89%
                                         ----     ----    ----
     Net interest margin-FTE             4.31%    4.51%   (.20%)
                                         ====     ====     ===



The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions in order to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
     The Corporation's provision for loan losses is the adjustment to expense necessary to maintain the allowance for loan losses at an adequate level. As a result of Management's assessment of the adequacy of the allowance, the Corporation recorded a provision of $1.183 million during the third quarter of 1995. During the third quarter of 1994, the Corporation's provision for loan losses was $694 thousand. For the nine months ended September 30, 1995, the Corporation recorded a provision for loan losses of $955 thousand compared to $1.429 million for the first nine months of 1994.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. Noninterest income for the first nine months of 1995, excluding securities gains, increased $7.6 million or 21.2% when compared to the same time period in 1994. For the third quarter of 1995, noninterest income, excluding securities gains, increased $2.3 million or 18.9% when compared to the same time period in 1994.
     Other account charges, fees and commissions continue to provide the largest component of noninterest income. For the first nine months of 1995, the major contributors to the 26.7% increase in this category were fees generated from residential mortgage servicing, ATM usage and a variety of other fee producing products and services.
     Year-to-date service charges have grown by 14.5% when comparing the first nine months of 1995 to 1994. This increase can be attributed to Management's reevaluation of its service charge pricing, procedures and products.
     The increase in other income can be attributed to significant increases in gains on the sale of mortgage loans in the secondary market.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to its customers within the context of economic discipline. The Corporation's commitment to lowering its cost position is demonstrated by its efficiency ratios, which continue to compare favorably with its peer group. Noninterest expense for the first nine months of 1995 decreased $301 thousand or .26% when compared to the first nine months of 1994. For the third quarter of 1995, noninterest expense decreased $1.88 million or 4.9% when compared to the same time period in 1994. These decreases can be attributed to the $1.92 million refund of FDIC insurance assessments recognized during the third quarter of 1995.
     Salaries and employee benefits continue to comprise the largest portion of other expenses through September 30, 1995; however, these expenses have decreased by $360 thousand, or .66%, when compared to the same time period in 1994. The number of full-time equivalent employees totaled 2,201 at September 30, 1995 and 2,219 at September 30, 1994. This decrease demonstrates the Corporation's success in controlling the size of its workforce through increased automation of its operations while continuing to grow its asset base. Personnel expense for the Corporation remains well below that of its peer group.
     Renovations to facilities purchased and leased in business combinations as well as the general maintenance of existing facilities have contributed to the $661 thousand or 10.6% increase in net occupancy expenses when comparing the first nine months of 1995 to 1994. Equipment expenses experienced a modest increase of $414 thousand when comparing the first nine months of 1995 to 1994, primarily from increased depreciation expenses related to new and existing equipment utilized in business combinations.
     Other expenses increased $777 thousand or 4.3% when comparing the first nine months of 1995 to 1994. This can be traced to larger operational costs recorded during the first nine months of 1995 than in the same time period in 1994.

INCOME TAXES
     For the nine months ended September 30, 1995, the Corporation's effective tax rate was 34.3% compared to 33.7% for the first nine months of 1994, an increase of .6%. This increase is due primarily to a decrease in the amount of tax- exempt interest net of interest expense to carry tax-free obligations. This net tax-exempt interest was lower for the first nine months of 1995 both in real terms and as a percentage of interest income than during the nine months ended September 30, 1994.
     During 1995, an income tax examination of the Corporation for the years 1989, 1990 and 1991 was concluded. The effects, which are not material, are included in the Corporation's consolidated financial statements.

OTHER REGULATORY MATTERS
     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures." SFAS No. 114 generally will require all creditors to account for impaired loans, except those that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, if collateral dependent, at the fair value of the underlying collateral. The Corporation adopted this standard on January 1, 1995 and the effects on financial condition and results of operations have been immaterial.
     In March of 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of." This statement establishes standards concerning accounting for "impaired" property, plant and equipment, identifiable intangibles and related goodwill. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Corporation is currently evaluating the impact that adoption of this statement will have on its financial condition and results of operations.
     The FASB has also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans." The new statement amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and primarily eliminates the distinction between purchased mortgage servicing rights and mortgage servicing rights on loans originated by the financial institution. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The Corporation is currently evaluating the impact that adoption of this statement will have on its financial condition and results of operations.
     In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. Since the Corporation currently does not have any stock-based employee compensation plans, the adoption of this statement will have no effect on the Corporation's financial condition or results of operations.
     In August of 1995, the FDIC announced a decrease in the lowest deposit insurance rate for deposits insured through the Bank Insurance Fund (BIF) from $.23 per $100 of deposits to $.04. This will result in a decrease in the Corporation's fourth quarter FDIC insurance assessment of approximately $1.4 million.
     Various legislative proposals regarding the future of the Savings Insurance Fund (SAIF) have been reported recently. Several of these proposals include a one-time special assessment for SAIF deposits. The Corporation has approximately $366 million of deposits insured by SAIF as the result of its assisted purchase of Unifirst Bank for Savings (1990) and First Jackson Savings Bank (1991) in a transaction defined as "Oakar" by the FDIC. At the present time, Congress is still debating the specific features of this legislation. Consequently, the Corporation does not know when and if any such proposal may be adopted or the ultimate effect on its insurance assessment resulting from deposits insured by the SAIF.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   There were no material developments for the quarter ended September 30, 1995 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q, as well as the June 30, 1995 Form 10-Q.

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




                                        TRUSTMARK CORPORATION
                                             (Registrant)



DATE:  November 10, 1995                   /s/ FRANK R. DAY
       -----------------                   -----------------------------
                                           Frank R. Day, Chairman of the
                                           Board, President and Chief
                                           Executive Officer



DATE:  November 10, 1995                   /s/ HARRY M. WALKER
       -----------------                   -----------------------------
                                           Harry M. Walker, Secretary




DATE:  November 10, 1995                   /s/ GERARD R. HOST
       -----------------                   -----------------------------
                                           Gerard R. Host, Treasurer

                                 EXHIBIT INDEX




Exhibit Number                               Description
--------------                               -----------
     27                                  Financial Data Schedule