Form 10-K
period 1995-12-31
TRUSTMARK CORP
filed 1996-03-28
CIK 36146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 or
 ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the closing sales price of March 1, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $517,802,469.

As of March 1, 1996, there were issued and outstanding 34,910,683 shares of the Registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to parts I, II and III of the Form 10-K report: (1) Registrant's 1995 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated February 16, 1996 (Part III).


                                     1 of 21

                              TRUSTMARK CORPORATION

                                    FORM 10-K

                                      INDEX

PART I


Item 1.   Business                                                             3
Item 2.   Properties                                                          14
Item 3.   Legal Proceedings                                                   14
Item 4.   Submission of Matters to a Vote of
                  Security Holders                                            14

PART II

Item 5.   Market for the Registrant's Common Stock
             and Related Stockholder Matters                                  15
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                       15
Item 8.   Financial Statements and Supplementary Data                         15
Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                           15

PART III

Item 10.  Directors and Executive Officers of the
             Registrant                                                       15
Item 11.  Executive Compensation                                              15
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                                            16
Item 13.  Certain Relationships and Related Transactions                      16

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                              16

SIGNATURES                                                                 18-21

EXHIBIT INDEX                                                                 22

                              TRUSTMARK CORPORATION
                                 1995 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Trustmark Corporation (Corporation) is a one-bank holding company which was incorporated under the Mississippi Business Corporation Act on August 5, 1968 and commenced doing business in November 1968. The Corporation's primary business activities are conducted through its wholly-owned subsidiary, Trustmark National Bank (Trustmark) and Trustmark's wholly-owned subsidiary, Trustmark Financial Services, Inc. (TFSI). Trustmark accounts for substantially all of the assets and revenues of the Corporation. Trustmark, which was chartered by the State of Mississippi in 1889, is headquartered in Jackson and is the largest bank in the state. The Corporation also owns all of the stock of F. S. Corporation and First Building Corporation, both nonbank Mississippi corporations. F. S. Corporation and First Building Corporation are primarily dormant and are not considered significant subsidiaries.

     Trustmark Corporation's primary means of asset growth has been through mergers and acquisitions of financial institutions. The most recent acquisition involved the merger of First National Financial Corporation and its wholly-owned subsidiary, First National Bank of Vicksburg with the Corporation. The business combination was consummated on October 7, 1994 utilizing the pooling of interests method of accounting. The Corporation, through its bank subsidiary, Trustmark, offers a variety of deposit, investment and credit products to its customers through a branch network with facilities in 162 locations. Trustmark is well established as a provider of depository, credit and cash management services to middle-market and larger businesses. These services range from payroll checking, business checking accounts, corporate savings, secured and unsecured lines of credit and loans to direct deposit payroll, sweep accounts and letters of credit. Trustmark also offers MasterCard, VISA and VISA Gold credit card services to consumers and merchants throughout Mississippi. In addition, Trustmark has successfully introduced the Trustmark Express Check debit card, which allows customers to access their checking or savings account through any merchant that accepts MasterCard and at any Trustmark Express, Gulfnet or Cirrus automated teller machine (ATM). Trustmark's Trust Services business unit provides services in three areas: custody, investment management and ancillary services such as a third party fiscal agent. Trustmark's Investment Services unit provides both institutional and retail customers with quality investment opportunities through its Dealer Bank Department and TFSI. Full service brokerage was added as a service in 1994, and plans are being made for expansion of offices in Trustmark branch locations. As of January 31, 1996, the Corporation and its bank subsidiary employed 2,211 full-time equivalent employees.

COMPETITION

     The Corporation's bank subsidiary, Trustmark, competes with national and state banks in its service areas for all types of depository, credit, investment and trust services. In addition, Trustmark competes in its respective service areas with other financial institutions including savings and loan associations, personal loan companies, consumer finance companies, mortgage companies, insurance companies, brokerage firms, investment companies, credit unions and financial service operations of major retailers. Trustmark competes with these financial institutions in the areas of interest rates, the availability and quality of services and products, and the pricing of these services and products.

SUPERVISION AND REGULATION

    The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. As such, the Corporation is required to file an annual report and such additional information as the Board of Governors of the Federal Reserve System may require. The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after the acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of the bank. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation, to be closely related to banking or managing or controlling banks "as to be a proper incident thereto." The Board has by regulation determined that a number of activities are closely related to banking within the meaning of the Act. In addition, the Corporation is subject to regulation by the State of Mississippi under its laws of incorporation.

       The Corporation's bank subsidiary, Trustmark, is subject to various requirements and restrictions by federal and state banking authorities including the Office of the Comptroller of the Currency (OCC) and the Mississippi Department of Banking. Areas subject to regulation include loans, reserves, investments, issuance of securities, establishment of branches, loans to directors, executive officers and their related interests, relationships with correspondent banks, consumer protection and other aspects of operations. In addition, national banks are subject to legal limitations on the amount of earnings they may pay as dividends.

      Trustmark also is insured by, and therefore subject to the regulations of the Federal Deposit Insurance Corporation (FDIC). Consequently, Trustmark is subject to FDIC insurance assessments. Trustmark qualifies for the lowest assessment rate for deposits insured by the Bank Insurance Fund (BIF). In November 1995, the FDIC reduced this assessment rate from $.04 per $100 of deposits to zero, effective in 1996. Banks must still pay the mandatory minimum $2,000 fee to belong to the insurance fund. In addition, Trustmark has approximately $366 million of deposits insured by the Savings Association Insurance Fund (SAIF) as the result of assisted purchases made through transactions defined as "Oakar" by the FDIC. At the present time, this assessment rate remains at $.23 per $100 of SAIF deposits.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Trustmark Corporation (the Registrant) and its bank subsidiary, Trustmark National Bank, including their ages, their positions and their principal occupations for the last five years are as follows:

         Frank R. Day, 64, Director, Chairman of the Board, President and Chief Executive Officer, Trustmark Corporation; Chairman of the Board and Chief Executive Officer, Trustmark National Bank since January 1988.

         Harry M. Walker, 45, Secretary, Trustmark Corporation since January 1995; President and Chief Operating Officer, Trustmark National Bank since March 1992.

         Gerard R. Host, 41, Treasurer, Trustmark Corporation since October 1995; Executive Vice President and Chief Financial Officer, Trustmark National Bank since October 1995.

         Charles Bailey, 64, Executive Vice President and Bank Operations Manager, Trustmark National Bank from October 1984 until retirement effective December 31, 1995.

         George R. Day, 60, Executive Vice President and Chief Credit Officer, Trustmark National Bank since January 1992.

         Richard E. Horne, 48, Executive Vice President and Chief Lending Officer, Trustmark National Bank since September 1992. Senior Vice President in Lending and Branch Administration, C & S National Bank, Fort Lauderdale, Florida from August 1988 to August 1992.

         Thomas W. Mullen, 53, Executive Vice President for Strategic Planning, Trustmark National Bank since November 1991.

         William O. Rainey, 56, Executive Vice President and Chief Banking Officer, Trustmark National Bank since November 1991.

All executive officers, with the exception of Richard E. Horne, have held executive or senior management positions with the Corporation or Trustmark for more than five years.


STATISTICAL DISCLOSURES

    The consolidated statistical disclosures for Trustmark Corporation and subsidiaries are contained in Tables 1 through 12.

                             TRUSTMARK CORPORATION
                            STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The Average Assets and Liabilities table below shows the average balances for all assets and liabilities of the Corporation at year end and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):


                                                                              December 31,
                                                    -----------------------------------------------------------------------------
                                                                  1995                                    1994
                                                    ----------------------------------    ---------------------------------------
                                                      Average                   Yield/      Average                        Yield/
                                                      Balance     Interest       Rate       Balance       Interest          Rate
                                                    ----------    ---------    -------    -----------     ---------       -------
ASSETS
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements          $113,594       $6,815      6.00%       $156,650        $6,188         3.95%
    Trading securities                                     500           68     13.60%            964            68         7.05%
    Securities available for sale:
        Taxable                                        455,176       28,872      6.34%        628,073        40,599         6.46%
        Nontaxable
    Securities held to maturity:
        Taxable                                      1,291,136       81,052      6.28%      1,215,805        71,797         5.91%
        Nontaxable                                      99,933        9,060      9.07%        110,382        10,331         9.36%
    Loans, net of unearned income                    2,481,030      227,322      9.16%      2,246,350       191,739         8.54%
                                                   -----------    ---------               -----------     ---------
    Total interest-earning assets                    4,441,369      353,189      7.95%      4,358,224       320,722         7.36%
Cash and due from banks                                275,235                                267,107
Other assets                                           223,468                                224,336
Allowance for loan losses                              (62,547)                               (64,958)
                                                   -----------                            -----------
        TOTAL ASSETS                                $4,877,525                             $4,784,709
                                                   ===========                            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits                $1,080,817       31,712      2.93%     $1,139,553        28,216        2.48%
    Savings deposits                                   235,223        6,109      2.60%        253,968         6,012        2.37%
    Time deposits                                    1,448,962       74,553      5.15%      1,349,727        56,926        4.22%
    Federal funds purchased and securities sold
        under repurchase agreements                    898,439       49,171      5.47%        873,480        33,136        3.79%
                                                   -----------    ---------               -----------     ---------
        Total interest-bearing liabilities           3,663,441      161,545      4.41%      3,616,728       124,290        3.44%
                                                                  ---------                               ---------
Noninterest-bearing demand deposits                    701,357                                695,289
Accrued expenses and other liabilities                  60,891                                 62,876
Stockholders' equity                                   451,836                                409,816
                                                   -----------                            -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $4,877,525                             $4,784,709
                                                   ===========                            ===========
        NET INTEREST MARGIN                                         191,644      4.31%                      196,432        4.51%

Less tax equivalent adjustments:
    Investments                                                       3,171                                   3,634
    Loans                                                             1,677                                   1,639
                                                                  ---------                               ---------
        NET INTEREST MARGIN PER ANNUAL REPORT                      $186,796                                $191,159
                                                                  =========                               =========

                                                                         December 31,
                                                         --------------------------------------------
                                                                             1993
                                                         --------------------------------------------
                                                          Average                             Yield/
                                                          Balance           Interest           Rate
                                                         --------           --------          -------
ASSETS
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements             $162,375            $5,079            3.13%
    Trading securities                                      1,445               111            7.68%
    Securities available for sale:
        Taxable                                           165,246             7,180            4.35%
        Nontaxable                                         11,113               734            6.60%
    Securities held to maturity:
        Taxable                                         1,626,459           112,920            6.94%
        Nontaxable                                        110,034            11,320           10.29%
    Loans, net of unearned income                       2,108,314           178,872            8.48%
                                                      -----------        ----------
    Total interest-earning assets                       4,184,986           316,216            7.56%
Cash and due from banks                                   251,115
Other assets                                              202,789
Allowance for loan losses                                 (58,221)
                                                      -----------
        TOTAL ASSETS                                   $4,580,669
                                                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits                   $1,151,466            28,244            2.45%
    Savings deposits                                      234,848             5,807            2.47%
    Time deposits                                       1,393,569            60,657            4.35%
    Federal funds purchased and securities sold
        under repurchase agreements                       762,909            22,062            2.89%
                                                      -----------        ----------
        Total interest-bearing liabilities              3,542,792           116,770            3.30%
                                                                         ----------
Noninterest-bearing demand deposits                       622,783
Accrued expenses and other liabilities                     59,911
Stockholders' equity                                      355,183
                                                      -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,580,669
                                                      ===========
        NET INTEREST MARGIN                                                 199,446            4.77%

Less tax equivalent adjustments:
    Investments                                                               4,217
    Loans                                                                     1,392
                                                                        -----------
        NET INTEREST MARGIN PER ANNUAL REPORT                              $193,837
                                                                        ===========


     Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 1994 and 1993 statements to conform to the 1995 method of presentation.

                            TRUSTMARK CORPORATION
                     STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

        The Volume and Yield/Rate Variance table below shows the change from year to year for each component of the tax equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands):

                                                       1995 Compared to 1994            1994 Compared to 1993
                                                     Increase (Decrease) Due To:      Increase (Decrease) Due To:
                                                     ---------------------------      ---------------------------
                                                               Yield/                          Yield/
                                                     Volume     Rate      Net         Volume     Rate      Net
                                                     ------    ------    ------       ------    -------   ------
 Interest earned on:
   Federal funds sold and securities purchased
     under reverse repurchase agreements            ($2,007)   $2,634      $627          ($184)   $1,293    $1,109
   Trading securities                                   (43)       43         0            (35)       (8)      (43)
   Securities available for sale:
         Taxable                                    (10,985)     (742)  (11,727)        28,485     4,934    33,419
         Nontaxable                                       0         0         0           (734)        0      (734)
   Securities held to maturity:
         Taxable                                      4,604     4,651     9,255        (25,899)  (15,224)  (41,123)
         Nontaxable                                    (958)     (313)   (1,271)            36    (1,025)     (989)
   Loans, net of unearned income                     20,994    14,589    35,583         11,612     1,255    12,867
                                                   --------  --------  --------       --------  --------  --------
       Total interest-earning assets                 11,605    20,862    32,467         13,281    (8,775)    4,506
 Interest paid on:
   Interest-bearing demand deposits                  (1,496)    4,992     3,496           (329)      301       (28)
   Savings deposits                                    (463)      560        97            451      (246)      205
   Time deposits                                      4,410    13,217    17,627         (1,913)   (1,818)   (3,731)
   Federal funds purchased and securities sold
     under repurchase agreements                        971    15,064    16,035          3,517     7,557    11,074
                                                   --------  --------  --------       --------  --------  --------
       Total interest-bearing liabilities             3,422    33,833    37,255          1,726     5,794     7,520
                                                   --------  --------  --------       --------  --------  --------
       Change in net interest income on a
           tax equivalent basis                      $8,183   ($12,971) ($4,788)       $11,555  ($14,569)  ($3,014)
                                                   ========  ========  ========       ========  ========  ========




        The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 1995, 1994 and 1993. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)


TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                                          DECEMBER 31,
                                                       ---------------------------------------------------
                                                          1995                 1994                1993
                                                       ----------           ----------          ----------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and U. S. Government agencies             $413,385             $376,302             $97,484
Obligations of states and political subdivisions                                                     8,420
Mortgage-backed securities                                 53,382               63,388              51,253
                                                       ----------           ----------          ----------
    Total debt securities                                 466,767              439,690             157,157
Equity securities                                          13,080               12,909
                                                       ----------           ----------          ----------
     Total securities available for sale                 $479,847             $452,599            $157,157
                                                       ==========           ==========          ==========

SECURITIES HELD TO MATURITY
U. S. Treasury and U. S. Government agencies             $257,335             $316,109            $722,567
Obligations of states and political subdivisions          212,065              192,321             158,193
Mortgage-backed securities                                884,132              914,130             927,625
Other securities                                              100                  100               3,055
                                                       ----------           ----------          ----------
    Total debt securities                               1,353,632            1,422,660           1,811,440
Equity securities                                                                                   11,969
                                                       ----------           ----------          ----------
       Total securities held to maturity               $1,353,632           $1,422,660          $1,823,409
                                                       ==========           ==========          ==========


TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at Decmber 31, 1995 and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                  MATURING
                                     ---------------------------------------------------------------------------------------
                                                       AFTER ONE,          AFTER FIVE,
                                      WITHIN           BUT WITHIN          BUT WITHIN             AFTER
                                     ONE YEAR   YIELD  FIVE YEARS  YIELD    TEN YEARS   YIELD   TEN YEARS   YIELD    TOTAL
                                     --------- ------  ----------  -----   -----------  ------  ---------   -----  ---------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and U. S.
  Government agencies                  $122,351   5.47%  $291,034    5.55%                                          $413,385
Mortgage-backed securities                                                     $23,785    7.54%    $29,597  7.33%     53,382
                                       --------          --------             --------            --------        ----------
     Total debt securities              122,351           291,034               23,785              29,597           466,767
Equity securities                                                                                                     13,080
                                       --------          --------             --------            --------        ----------
     Total securities available for
       sale                            $122,351          $291,034              $23,785             $29,597          $479,847
                                       ========          ========             ========            ========        ==========

SECURITIES HELD TO MATURITY
U. S. Treasury and U. S.
  Government agencies                   $41,691   7.35%  $215,644    6.18%                                          $257,335
Obligations of states and
   political subdivisions                21,009   8.00%    62,317    7.18%    $ 86,498    7.63%   $ 42,241  8.91% $  212,065
Mortgage-backed securities                1,863   6.52%    17,694    6.99%     209,181    6.61%    655,394  6.44%    884,132
Other securities                                                                   100    7.50%                          100
                                       --------          --------             --------            --------        ----------
    Total securities held to maturity   $64,563   7.54%  $295,655    6.44%    $295,779    6.91%   $697,635  6.59% $1,353,632
                                       ========          ========             ========            ========        ==========


     Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.95 years.

     As of December 31, 1995 the Corporation held securities of one issuer with a carrying value exceeding ten percent of total stockholders' equity. General obligations of the State of Mississippi with a carrying value of $122,202,000 and an approximate fair value of $126,807,000 were held on December 31, 1995. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $21,183,000 and an approximate fair value of $21,694,000 which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

                              TRUSTMARK CORPORATION
                       STATISTICAL DISCLOSURES (CONTINUED)

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

        The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):

                                                                                DECEMBER 31,
                                                        -------------------------------------------------------------
                                                            1995        1994         1993         1992         1991
                                                        ----------   ----------   ----------   ----------   ----------
Real estate loans:
  Construction and land development                       $144,010     $123,364     $102,873      $86,164      $92,189
  Secured by 1-4 family residential properties             553,997      504,078      569,411      485,378      436,540
  Secured by nonfarm, nonresidential properties            380,734      345,130      340,058      308,755      325,029
  Other real estate loans                                   69,422       63,169       52,295       50,550       39,935
Term federal funds sold                                                                           125,000      120,000
Loans to finance agricultural production                    37,434       34,910       35,490       21,213       18,887
Commercial and industrial                                  616,949      594,836      531,054      487,322      505,370
Loans to individuals for personal expenditures             641,409      606,444      529,907      413,457      418,215
Obligations of states and political subdivisions            63,557       50,033       38,407       41,320       46,675
Loans for purchasing or carrying securities                 11,626        1,840        3,995        6,490        6,549
Lease financing receivables                                  2,360        3,871        4,427        3,837        2,470
Other loans                                                 50,593       19,890       23,101       30,014       34,108
                                                        ----------   ----------   ----------   ----------   ----------
        Loans, net of unearned income                   $2,572,091   $2,347,565   $2,231,018   $2,059,500   $2,045,967
                                                        ==========   ==========   ==========   ==========   ==========



TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

        The table below shows the amounts of loans in certain categories outstanding as of December 31, 1995, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):


                                                                                  MATURING
                                                              -------------------------------------------------
                                                                            ONE YEAR
                                                                WITHIN       THROUGH       AFTER
                                                               ONE YEAR       FIVE         FIVE
                                                                OR LESS       YEARS        YEARS        TOTAL
                                                              ----------   ----------   ----------   ----------
Construction and land development                               $123,156      $20,854                  $144,010
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                                    217,484      157,592      $75,080      450,156
Commercial and industrial                                        391,691      180,580       44,678      616,949
Other loans (excluding loans to individuals)                     115,015       21,308       29,247      165,570
                                                              ----------   ----------   ----------   ----------
       Total                                                    $847,346     $380,334     $149,005   $1,376,685
                                                              ==========   ==========   ==========   ==========



        The following table shows all loans due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):


                                                                               MATURING
                                                                  ------------------------------------
                                                                  ONE YEAR       AFTER
                                                                   THROUGH       FIVE
                                                                  FIVE YEARS     YEARS        TOTAL
                                                                  ----------   ----------   ----------
Above loans due after one year which have:                        $333,960     $134,598     $468,558
Predetermined interest rates                                        46,374       14,407       60,781
Floating interest rates                                         ----------   ----------   ----------
    Total                                                         $380,334     $149,005     $529,339
                                                                ==========   ==========   ==========


                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows the Corporation's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):


                                                                       DECEMBER 31,
                                                      -----------------------------------------------
                                                        1995     1994      1993      1992      1991
                                                      -------   -------   -------   -------   -------
Nonaccrual loans                                      $10,055   $12,817   $13,730   $14,008   $20,023
Restructured loans                                                                    2,552     1,373
                                                      -------   -------   -------   -------   -------
    Nonperforming loans                                10,055    12,817    13,730    16,560    21,396
Other real estate                                       3,982     3,723     5,709     9,711    16,670
                                                      -------   -------   -------   -------   -------
    Nonperforming assets                               14,037    16,540    19,439    26,271    38,066
Accruing loans past due 90 days or more                 1,810     2,252     1,816     2,396     3,133
                                                      -------   -------   -------   -------   -------
    Total nonperforming assets and loans past due
        90 days or more                               $15,847   $18,792   $21,255   $28,667   $41,199
                                                      =======   =======   =======   =======   =======


     Generally, a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or Management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on nonaccrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current and prior years is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Interest which would have been accrued on nonaccrual and restructured loans if they had been in compliance with their original terms is immaterial. In addition, interest income on these loans that was included in net income for the periods presented was immaterial.

     At December 31, 1995 Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. The Corporation had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 5.

                                    TRUSTMARK CORPORATION
                                STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

        The table below summarizes the Corporation's loan loss experience for each of the last five years ($ in thousands):


                                                                                     Year Ended December 31,
                                                           ---------------------------------------------------------------------
                                                              1995           1994          1993           1992            1991
                                                           ---------      ---------     ---------      ---------       ---------

Balance at beginning of period                               $65,014        $65,014       $51,871        $41,542         $32,456
Loans charged off:
  Real estate loans                                           (1,663)        (1,034)       (2,451)        (6,728)         (7,855)
  Loans to finance agricultural production                      (115)           (21)         (178)          (131)            (80)
  Commercial and industrial                                     (764)          (979)       (4,278)        (7,698)         (6,778)
  Loans to individuals for personal expenditures              (6,300)        (4,780)       (4,496)        (5,499)         (5,631)
  Lease financing receivables
  All other loans                                               (648)          (267)         (162)          (120)           (272)
                                                           ---------      ---------     ---------      ---------       ---------
    Total charge-offs                                         (9,490)        (7,081)      (11,565)       (20,176)        (20,616)
Recoveries on loans previously charged off:
  Real estate loans                                              981            732           590            890             787
  Loans to finance agricultural production                        10              8                           11
  Commercial and industrial                                      736            581         2,796          1,221             401
  Loans to individuals for personal expenditures               1,848          2,703         2,226          1,495           1,222
  Lease financing receivables
  All other loans                                                462            271           178            151             115
                                                           ---------      ---------     ---------      ---------       ---------
    Total recoveries                                           4,037          4,295         5,790          3,768           2,525
                                                           ---------      ---------     ---------      ---------       ---------
Net charge-offs                                               (5,453)        (2,786)       (5,775)       (16,408)        (18,091)
Additions to allowance charged to operating expense            2,439          2,786        18,596         26,737          27,177
Other additions to allowance for loan losses                                                  322
                                                           ---------      ---------     ---------      ---------       ---------
Balance at end of period                                     $62,000        $65,014       $65,014        $51,871         $41,542
                                                           =========      =========     =========      =========       =========
Percentage of net charge-offs during period to average
  loans outstanding during the period                          0.22%          0.12%         0.27%          0.82%           0.93%
                                                           =========      =========     =========      =========       =========



     The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

      The following table is a summary by allocation category of the Corporation's allowance for loan losses at December 31, 1995. These allocations were determined by internal formulas based upon Management's analyses of the various types of risk associated with the Corporation's loan portfolio. A discussion of Management's methodology for performing these analyses follows the table ($ in thousands):


          Allocation for pools of
            risk-rated loans                                $  24,229
          Additional allocation for
            risk-rated loans                                      923
          Allocation for selected
            industries                                          1,187
          General allocation for
            all other loans                                     8,935
          Allocation for available lines
            of credit and letters of credit                     1,816
          Discretionary                                        24,910
                                                            ---------
            Total                                           $  62,000
                                                            =========


     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly utilizing the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201 as well as additional guidance provided in the Interagency Policy Statement. Loss percentages were uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages were determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which were risk-rated Other Loans Especially Mentioned (OLEM) or Substandard and all which were risk-rated Doubtful were reviewed by the Corporation's Internal Asset Review staff to determine if the standard percentages appeared to be sufficient to cover potential loss on each line. In the event that the percentages on any particular lines were determined to be insufficient, additional allocations were made based upon recommendations of lending and asset review personnel.

     Industry allocations were made based on concentrations of credit within the portfolio as well as arbitrary designation of certain other industries by Management.

     The general allocation is included in the allowance to cover potential loan losses within portions of the loan portfolio not addressed in the preceeding allocations. The types of loans included in the general allocation were residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount was based upon the more conservative estimate of loss experience within these categories during 1995, the historical 5-year moving average for each category, or previously established floors.

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

     The remaining $24,910,000 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate or for issues that cannot or have not been measured on a quantitative basis over a prolonged period of time.

     Because of the stability shown by the Corporation's level of nonperforming assets, Management estimates that the anticipated amount of net charge-offs for 1996 will be at approximately the same level as 1995. However, because of the imprecision inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)


TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 1995 ($ in thousands):


3 months or less                                              $163,518
Over 3 months through 6 months                                  69,689
Over 6 months through 12 months                                 66,957
Over 12 months                                                  56,885
                                                              --------
             Total                                            $357,049
                                                              ========


TABLE 11 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

                                                                    1995                1994                  1993
                                                                ============        ============          =============
Return on average assets                                            1.23%                1.15%                 1.14%
Return on average equity                                           13.23%               13.42%                14.71%
Dividend payout ratio                                              25.73%               25.95%                23.87%
Equity to assets ratio                                              9.26%                8.57%                 7.75%

TABLE 12 - SHORT-TERM BORROWINGS

The table below presents certain information concerning the Corporation's short-term borrowings for each of the last three years ($ in thousands):


                                                                    1995                1994                  1993
                                                                ============        ============          =============
Federal funds purchased and securities
  sold under repurchase agreements:
    Amount outstanding at end of period                           $932,983            $851,038              $842,733
    Weighted average interest rate at end of period                   5.13%               5.38%                2.92%
    Maximum amount outstanding at any
      month end during each period                                $945,207            $997,525              $911,888
    Average amount outstanding during each period                 $898,439            $873,480              $762,909
    Weighted average interest rate during each period                 5.47%               3.79%                2.89%

ITEM 2.  PROPERTIES

         The Corporation's principal offices are housed in a 14-floor combination office and bank building located in Jackson, Mississippi. This building, along with all other physical properties of the Corporation, are
owned by its bank subsidiary, Trustmark.   Approximately 155,000 square feet
(55%) of the available space in the main office building is allocated to bank
use with the remainder occupied by tenants on a lease basis.   Trustmark also
operates 97 full-service branches, 28 limited-service branches and an ATM network which includes 71 ATMs at on-premise locations and 49 ATMs located at off-premise sites. Trustmark leases 36 of its 162 total locations with the remainder being owned.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1995, a judgment was rendered in a Mississippi trial court against the Corporation's subsidiary, Trustmark National Bank, in a case related to the placement of collateral protection insurance (CPI) by Trustmark on a particular loan. The judgment awarded $500 thousand in actual damages (against Trustmark and the insurance agent, jointly and severally) and $38 million in punitive damages (against Trustmark only). Trustmark filed motions for entry of judgment in its favor, or for a new trial, or to reduce the verdicts. The judge took the motions under advisement in April 1995. On August 4, 1995, the court reduced the punitive damage award from $38 million to $5 million. The judge left the actual damage award intact. Notice of appeal has been filed by Trustmark appealing this case to the Mississippi Supreme Court. Notice of cross-appeal has been filed by the plaintiffs.

     There are 11 other CPI-related suits in state courts and ten suits in federal courts. On September 18, 1995, one of the federal court suits was certified as a class action, with the class broadly defined to include all persons who financed an automobile through Trustmark and whose loan accounts were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. The court proceedings are matters of public record.

     The cases are being vigorously contested. Investigation is continuing. Similar, but not identical, cases in other states have had a variety of results, including settlements. Trustmark's program was consistent with those of numerous other banks, including banks in Mississippi which are in the process of defending similar suits. While the ultimate outcome of this legal matter cannot be predicted with reasonable certainty, Management believes that the resolution of this matter will not have a material adverse effect on the Corporation's consolidated financial position. However, Management cannot predict with reasonable certainty the impact it might have on the Corporation's consolidated results of operations during periods until the litigation is terminated.

     In addition, Trustmark is defendant in various other pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Corporation's shareholders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     The Corporation's common stock is listed for trading on the Nasdaq Stock Market. At January 26, 1996 there were approximately 5,300 shareholders of record of the Corporation's common stock. Other information required by this item can be found in Note 12, "Stockholders' Equity," (page 33) and the table captioned "Principal Markets and Prices of the Corporation's Stock" (page 37) included in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item can be found in the table captioned "Selected Financial Data" (page 36) included in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 37-43) included in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Trustmark Corporation and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 1995 Annual Report to Shareholders (pages 19-43) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 36) is also included in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants within the two-year period prior to December 31, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated February 16, 1996 and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, page 5 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item can be found in Section V, "Compensation of Executive Officers and Directors," and Section VII, "Other Information Concerning Directors," contained in Trustmark

Corporation's Proxy Statement dated February 16, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Information regarding security ownership of certain beneficial owners and Management can be found in Section III, "Voting Securities and Principal Holders Thereof," and Section IV, "Ownership of Equity Securities by Management," contained in Trustmark Corporation's Proxy Statement dated February 16, 1996 and is incorporated herein by reference.

     The Registrant knows of no arrangements which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions can be found in Section VI, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement dated February 16, 1996 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

A-1. Financial Statements

     The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and Subsidiaries are included in the Registrant's 1995 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Report of Independent Public Accountants
Consolidated Balance Sheets as of
       December 31, 1995 and 1994
Consolidated Statements of Income for the
       Years Ended December 31, 1995, 1994 and 1993
Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
       December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994
       and 1993
Notes to Consolidated Financial Statements
       (Notes 1 through 14)
Selected Financial Data, Summary of Quarterly
       Results of Operations, and Principal
       Markets and Prices of the Corporation's Stock

A-2. Financial Statement Schedules

     The schedules to the consolidated financial statements set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

A-3. Exhibits

     The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.  Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

C.  Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRUSTMARK CORPORATION



BY: /s/ Frank R. Day                       BY: /s/ Gerard R. Host
   -------------------------                  -------------------------
   Frank R. Day                               Gerard R. Host
   Chairman of the Board,                     Treasurer
   President and Chief
   Executive Officer

DATE: March 12, 1996                       DATE: March 12, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:   March 12, 1996               BY:    /s/ J. Kelly Allgood
                                            ------------------------------
                                            J. Kelly Allgood, Director

DATE:   March 12, 1996               BY:    /s/ Reuben V. Anderson
                                            ------------------------------
                                            Reuben V. Anderson, Director

DATE:   March 12, 1996               BY:
                                            ------------------------------
                                            John L. Black, Jr., Director

DATE:   March 12, 1996               BY:    /s/ Harry H. Bush
                                            ------------------------------
                                            Harry H. Bush, Director

DATE:   March 12, 1996               BY:    /s/ Robert P. Cooke III
                                            ------------------------------
                                            Robert P. Cooke III, Director

DATE:   March 12, 1996               BY:    /s/ Frank R. Day
                                            ------------------------------
                                            Frank R. Day, Principal
                                            Executive Officer and Director

DATE:   March 12, 1996               BY:
                                            ------------------------------
                                            William C. Deviney, Jr.,
                                            Director

DATE:   March 12, 1996               BY:    /s/ D. G. Fountain, Jr.
                                            ------------------------------
                                            D. G. Fountain, Jr., Director

DATE:   March 12, 1996               BY:    /s/ C. Gerald Garnett
                                            ------------------------------
                                            C. Gerald Garnett, Director

DATE:   March 12, 1996               BY:    /s/ Matthew L. Holleman III
                                            ------------------------------
                                            Matthew L. Holleman III, Director

DATE:   March 12, 1996               BY:    /s/ Fred A. Jones
                                            ------------------------------
                                            Fred A. Jones, Director

DATE:   March 12, 1996               BY:    /s/ T. H. Kendall III
                                            ------------------------------
                                            T. H. Kendall III, Director

DATE:   March 12, 1996               BY:
                                            ------------------------------
                                            Larry L. Lambiotte, Director

DATE:   March 12, 1996               BY:    /s/ Robert V. Massengill
                                            ------------------------------
                                            Robert V. Massengill, Director

DATE:   March 12, 1996               BY:    /s/ Donald E. Meiners
                                            ------------------------------
                                            Donald E. Meiners, Director

DATE:   March 12, 1996               BY:    /s/ William Neville III
                                            ------------------------------
                                            William Neville III, Director

DATE:   March 12, 1996               BY:    /s/ Richard H. Puckett
                                            ------------------------------
                                            Richard H. Puckett, Director

DATE:   March 12, 1996               BY:    /s/ Charles W. Renfrow
                                            ------------------------------
                                            Charles W. Renfrow, Director

DATE:   March 12, 1996               BY:    /s/ Clyda S. Rent
                                            ------------------------------
                                            Clyda S. Rent, Director

DATE:   March 12, 1996               BY:    /s/ William Thomas Shows
                                            ------------------------------
                                            William Thomas Shows, Director

DATE:   March 12, 1996               BY:    /s/ Harry M. Walker
                                            ------------------------------
                                            Harry M. Walker, Director

DATE:   March 12, 1996               BY:    /s/ LeRoy G. Walker, Jr.
                                            ------------------------------
                                            LeRoy G. Walker, Jr., Director

DATE:   March 12, 1996               BY:    /s/ Paul H. Watson, Jr.
                                            ------------------------------
                                            Paul H. Watson, Jr., Director

DATE:   March 12, 1996               BY:    /s/ John C. Wheeless, Jr.
                                            ------------------------------
                                            John C. Wheeless, Jr., Director

DATE:   March 12, 1996               BY:    /s/ Allen Wood, Jr.
                                            ------------------------------
                                            Allen Wood, Jr., Director

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

13        Only those portions of the Registrant's 1995 Annual Report to Shareholders expressly incorporated by reference
            herein are included in this exhibit and, therefore, are
            filed as a part of this report on Form 10-K.

27        Financial Data Schedule.

      All other exhibits are omitted as they are inapplicable or not required by the related instructions.