Form 10-Q
period 1996-03-31
TRUSTMARK CORP
filed 1996-05-13
CIK 36146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-3683

                              TRUSTMARK CORPORATION

(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Mississippi                                                  64-0471500

Trustmark Corporation
248 East Capitol Street
Jackson, Mississippi   39201
(601) 354-5111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 1996.

Title                                                        Outstanding
Common Stock, no par value                                   34,910,683

                                       PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  TRUSTMARK CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                    ($ IN THOUSANDS EXCEPT SHARE DATA)


                                                                             (Unaudited)
                                                                               March 31,              December 31,
                                                                                 1996                     1995*
                                                                             ------------             ------------

ASSETS
Cash and due from banks (noninterest-bearing)                                  $  284,586               $  299,006
Federal funds sold and securities purchased
   under reverse repurchase agreements                                            111,668                  113,585
Trading account securities                                                             70                      226
Securities available for sale (at fair value)                                     696,230                  488,693
Securities held to maturity (fair value: $1,397,527-1996;
   $1,370,670-1995)                                                             1,397,820                1,353,632
Loans                                                                           2,545,359                2,580,219
   Less: Unearned income                                                            6,357                    8,128
         Allowance for loan losses                                                 63,000                   62,000
                                                                                ---------                ---------
   Net loans                                                                    2,476,002                2,510,091
Premises and equipment                                                             60,911                   61,193
Intangible assets                                                                  38,608                   37,671
Other assets                                                                      128,760                  128,495
                                                                                ---------                ---------
TOTAL ASSETS                                                                   $5,194,655               $4,992,592
                                                                                =========                =========

LIABILITIES
Deposits:
   Noninterest-bearing                                                         $  748,474               $  767,051
   Interest-bearing                                                             2,881,174                2,762,994
                                                                                ---------                ---------
        Total deposits                                                          3,629,648                3,530,045
Federal funds purchased                                                           125,110                   75,675
Securities sold under repurchase agreements                                       894,205                  857,308
Other liabilities                                                                  59,809                   50,812
                                                                                ---------                ---------
TOTAL LIABILITIES                                                               4,708,772                4,513,840

STOCKHOLDERS' EQUITY
Common stock, no par value: Authorized, 100,000,000
   shares, Issued and outstanding: 34,910,683 shares                               14,546                   14,546
Surplus                                                                           244,578                  244,578
Retained earnings                                                                 225,346                  214,166
Net unrealized gain on securities available for sale, net of tax                    1,413                    5,462
                                                                                ---------                ---------
TOTAL STOCKHOLDERS' EQUITY                                                        485,883                  478,752
                                                                                ---------                ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                       $5,194,655               $4,992,592
                                                                                =========                =========

* Derived from audited financial statements.

  See notes to consolidated financial statements.

                                        TRUSTMARK CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                          ($ IN THOUSANDS EXCEPT SHARE DATA)
                                                      (Unaudited)

                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                         -----------------------------------------

                                                                                             1996                           1995
                                                                                          ---------                      ---------
INTEREST INCOME
Interest and fees on loans                                                              $    57,022                   $     52,516
Interest on securities:
   Taxable interest income                                                                   28,645                         27,937
   Interest income exempt from federal income taxes                                           1,448                          1,521
Interest on federal funds sold and securities
   purchased under reverse repurchase agreements                                              2,088                          1,685
                                                                                          ---------                      ---------
   TOTAL INTEREST INCOME                                                                     89,203                         83.659
INTEREST EXPENSE
Interest on deposits                                                                         28,129                         26,403
Interest on federal funds purchased and securities
   sold under repurchase agreements                                                          12,881                         11,375
                                                                                          ---------                      ---------
   TOTAL INTEREST EXPENSE                                                                    41,010                         37,778
                                                                                          ---------                      ---------
NET INTEREST INCOME                                                                          48,193                         45,881
Provision for loan losses                                                                     2,144                            563
                                                                                          ---------                      ---------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                           46,049                         45,318
NONINTEREST INCOME
Trust service income                                                                          2,382                          2,286
Service charges on deposit accounts                                                           5,572                          5,115
Other account charges, fees and commissions                                                   6,845                          5,284
Securities gains (losses)                                                                       (4)                            120
Other income                                                                                  1,005                            911
                                                                                          ---------                      ---------
   TOTAL NONINTEREST INCOME                                                                  15,800                         13,716
NONINTEREST EXPENSES
Salaries and employee benefits                                                               19,002                         18,228
Net occupancy-premises                                                                        2,122                          2,287
Equipment expenses                                                                            3,105                          2,928
Services and fees                                                                             4,958                          5,043
FDIC insurance assessment                                                                       498                          1,899
Amortization of intangible assets                                                             1,935                          1,747
Other expenses                                                                                6,583                          5,988
                                                                                          ---------                     ----------
   TOTAL NONINTEREST EXPENSES                                                                38,203                         38,120
                                                                                          ---------                     ----------
INCOME BEFORE INCOME TAXES                                                                   23,646                         20,914
Income taxes                                                                                  8,277                          7,030
                                                                                          ---------                     ----------
NET INCOME                                                                              $    15,369                   $     13,884
                                                                                          =========                     ==========

NET INCOME PER SHARE                                                                    $      0.44                   $       0.40
                                                                                          =========                     ==========

DIVIDENDS PER SHARE                                                                     $      0.12                   $     0.1075
                                                                                          =========                     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                                      34,910,683                     34,910,683


See notes to consolidated financial statements.

                                        TRUSTMARK CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   ($ IN THOUSANDS)
                                                      (Unaudited)

                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                              1996                1995
                                                                                           --------             -------
OPERATING ACTIVITIES
Net Income                                                                               $   15,369          $   13,884
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                2,144                 563
     Provision for depreciation and amortization                                              4,262               4,349
     Net accretion of securities                                                             (1,608)               (125)
     Securities losses (gains)                                                                    4                (120)
     (Gains)/losses and write-downs on other real estate                                        (48)                 33
     Other                                                                                     (464)                (73)
     Increase in intangible assets                                                           (2,872)             (1,060)
     Increase in deferred income taxes                                                         (919)                (81)
     Decrease in other assets                                                                 2,128               8,811
     Increase in other liabilities                                                            8,997               4,882
                                                                                          ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    26,993              31,063
                                                                                          ---------           ---------
INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale                          34,580              31,345
Proceeds from calls and maturities of securities held to maturity                            52,270              17,455
Proceeds from sales of securities available for sale                                         96,645              92,500
Purchases of securities available for sale                                                 (343,583)            (98,545)
Purchases of securities held to maturity                                                    (96,590)            (12,804)
Net decrease (increase) in federal funds sold and securities purchased under                  1,917             (12,629)
  reverse repurchase agreements
Net decrease (increase) in loans                                                             32,391             (80,982)
Purchases of premises and equipment                                                          (1,743)             (2,152)
Proceeds from sales of premises and equipment                                                    18                  51
Proceeds from sales of other real estate                                                        936                 259
                                                                                          ---------           ---------
NET CASH USED BY INVESTING ACTIVITIES                                                      (223,159)            (65,502)
                                                                                          ---------           ---------
FINANCING ACTIVITIES
Net increase in deposits                                                                     99,603              54,730
Net increase (decrease) in federal funds purchased and securities sold under                 86,332              (2,744)
  repurchase agreements
Cash dividends paid                                                                          (4,189)             (3,753)
                                                                                          ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   181,746              48,233
                                                                                          ---------           ---------
(Decrease) increase in cash and cash equivalents                                            (14,420)             13,794
Cash and cash equivalents at beginning of year                                              299,006             280,114
                                                                                          ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  284,586          $  293,908
                                                                                          =========           =========

See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's 1995 annual report on Form 10-K.

The consolidated financial statements include the accounts of Trustmark Corporation, its wholly-owned subsidiaries, First Building Corporation, F.S. Corporation, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiary, Trustmark Financial Services, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - LOANS
The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, 1996 and 1995 ($ in thousands):

                                     1996                   1995
                                     ----                   ----
Balance at January 1               $62,000                $65,014
Provision charged to expense         2,144                    563
Loans charged off                   (2,077)                (3,543)
Recoveries                             933                  1,016
                                    ------                 ------
Balance at March 31                $63,000                $63,050
                                    ======                 ======

At March 31, 1996, the recorded investment in commercial loans considered to be impaired under SFAS No. 114 was $10,807,000, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the quarter ended March 31, 1996, the average recorded investment in impaired loans was approximately $9,847,000, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $12,554,000 at March 31, 1996. The foregone interest associated with such loans is immaterial.

NOTE 3 - CONTINGENCIES
In January 1995, a judgment was rendered in a Mississippi trial court against the Corporation's subsidiary, Trustmark National Bank, in a case related to the placement of collateral protection insurance ("CPI") by Trustmark on a particular loan. The judgment awarded $500 thousand in actual damages (against Trustmark and the insurance agent, jointly and severally) and $38 million in punitive damages (against Trustmark only). Trustmark filed motions for entry of judgment in its favor, or for a new trial, or to reduce the verdicts. The judge took the motions under advisement in April 1995. On August 4, 1995, the court reduced the punitive damage award from $38 million to $5 million. The judge left the actual damage award intact. Notice of appeal has been filed by Trustmark appealing this case to the Mississippi Supreme Court. Notice of cross-appeal has been filed by the plaintiffs.

There are twenty other CPI-related suits against Trustmark pending in federal court. On September 18, 1995, one of the federal court suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile through Trustmark and whose loan accounts were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an order in the class action enjoining all other pending CPI-related lawsuits (except for the case referred to in the first paragraph of this note), and enjoining all future CPI-related lawsuits. The court proceedings are matters of public record.

The cases are being vigorously contested. Investigation is continuing. Similar, but not identical, cases in other states have had a variety of results, including settlements. Trustmark's program was consistent with those of numerous other banks, including banks in Mississippi which are in the process of defending or settling similar suits. While the ultimate outcome of this legal matter cannot be predicted with reasonable certainty, Management believes that the resolution of this matter will not have a material adverse effect on the Corporation's consolidated financial position. However, Management cannot predict with reasonable certainty the impact that it might have on the Corporation's consolidated results of operations during periods until the litigation is terminated.

In addition, Trustmark is defendant in various other pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS
During the three months ended March 31, 1996, the Corporation paid approximately $100,000 in income taxes and $40,713,000 in interest on deposit liabilities and other borrowings. During the three months ended March 31, 1995, the Corporation did not make an income tax payment due to an overpayment at December 31, 1994, and paid $36,036,000 in interest on deposit liabilities and other borrowings. For the three months ended March 31, 1996 and 1995, noncash transfers from loans to foreclosed properties were $437,000 and $336,000, respectively.

NOTE 5 - RECENT PRONOUNCEMENTS
On January 1, 1996, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights-an amendment of FASB Statement No. 65." This statement eliminates the accounting distinction between rights acquired through loan origination activities and those acquired through purchase transactions,
establishes   guidelines  for  impairment   analysis  and  requires  fair  value
disclosures. At March 31, 1996, the Corporation's carrying value of mortgage servicing rights was $19,416,000, with a fair value of approximately $24,650,000. The estimated fair value was calculated by discounting the future cash flows of the rights which have been stratified by loan type, note rate, date of origination and term while assuming certain prepayment risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements found elsewhere in this report.

EARNINGS SUMMARY
Trustmark Corporation's net income for the three months ended March 31, 1996 was $15.369 million, or $0.44 per share, compared to $13.884 million, or $0.40 per share, for the same time period in 1995, an increase of 10.7%. Two key measures of profitability in the banking industry are return on average assets (ROA) and return on average equity (ROE). ROA was 1.20% at March 31, 1996 compared to 1.17% at March 31, 1995. The improvements in the Corporation's performance are attributed primarily to growth in both net interest income and noninterest income combined with a continued emphasis on the control of noninterest expenses. ROE was 12.86% at March 31, 1996 compared to 12.93% at March 31, 1995. ROE was slightly lower at March 31, 1996, because the pace of growth for equity exceeded that of net income.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
A key objective of the Corporation's asset/liability management program is to quantify, monitor and control interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments. The Asset/Liability Committee monitors and adjusts the Corporation's exposure to interest rates, within specific policy guidelines, based on its analysis of current and expected market conditions. The primary tool utilized by this committee is an asset/liability modeling system which is used to evaluate exposure to interest rate risk and to project earnings and balance sheet growth. The Asset/Liability Committees of both senior bank officials and the Board of Directors meet monthly to evaluate current and projected interest rate risk positions.

Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of March 31, 1996 ($ in thousands):

                                            Interest Sensitive Within
                                            90 days          One Year
                                            -------          --------
Total rate sensitive assets             $  1,367,524       $ 2,161,686
Total rate sensitive liabilities           1,771,820         2,700,912
                                           ---------         ---------
Net gap                                 $   (404,296)      $  (539,226)
                                           =========         =========

The analysis indicates that the Corporation is in a negative gap position over the next three month and twelve month time horizons. In response to slightly falling interest rates, the Corporation's negative gap position has grown moderately since the end of 1995. Management believes that there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates should they occur.

The Asset/Liability Committee establishes guidelines by which the current liquidity position is monitored to ensure adequate funding capacity. The Corporation's goal is to maintain an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. This is accomplished through the active management of both the asset and liability sides of the balance sheet and by maintaining accessibility to local, regional and national funding sources. The ability to maintain liquidity is also enhanced by the Corporation's consistent earnings power and adequate capital.

EARNING ASSETS
The proportion of earning assets to total assets measure the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. At March 31, 1996, earning assets were $4.745 billion, or 91.3% of total assets, compared to $4.528 billion, or 90.7% of total assets, at the end of 1995. An increase in the securities portfolio was the driving force behind the growth of earning assets during the first quarter of 1996.

Total loans decreased by $33.1 million or 1.29% during the first quarter of 1996. Commercial and consumer loans, including credit cards, made up the majority of the decline as lending to both businesses and individuals weakened in response to a general softening of the economy. Loans secured by real estate increased during the first quarter of 1996 primarily in loans secured by residential properties.

The Corporation continued its commitment to the growth of the mortgage servicing portfolio during the first quarter of 1996. At March 31, 1996, the Corporation's volume of residential mortgage loan servicing was approximately $2.570 billion compared to $2.473 billion at the end of 1995. This increase can be attributed to the strong growth of loans purchased in the correspondent market and the continued emphasis on loans originated within the Corporation.

The Corporation's conservative lending policies have produced consistently good asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the table below ($ in thousands):

                                                   March 31,      December 31,
                                                     1996             1995
                                                    ------           ------
Loans accounted for on a nonaccrual basis          $12,554          $10,055
Other real estate                                    3,534            3,982
Loans past due 90 days or more and still accruing    2,507            1,810
                                                    ------           ------
Total nonperforming assets and
     loans past due 90 days or more                $18,595          $15,847
                                                    ======           ======

In spite of the increase shown above, the Corporation's level of nonperforming assets and loans past due 90 days or more remain well controlled and continue to compare favorably to peer levels. At March 31, 1996, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.

The current level of the allowance for loan losses approximates 2.48% of total loans outstanding. The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed on a quarterly basis by using the criteria specified in revised Comptroller of the Currency Banking Circular 201 as well as additional guidance provided by regulatory authorities. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

Net charge-offs totaled $1.144 million during the first quarter of 1996 resulting in a net charge-off ratio of 0.18%. This compares to net charge-offs of $2.527 million or a net charge-off ratio of 0.43% for the same time period in 1995.

The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. At March 31, 1996, total securities were $2.094 billion, an increase of $251.7 million or 13.7% from December 31, 1995. The Corporation utilized its excess available funds to provide a quality investment alternative as loan demand weakened during the first quarter of 1996. This growth was primarily centered in U. S. Treasury securities. The latest comparisons of the tax equivalent yield of the securities portfolio show the Corporation remaining in the upper half of its peer group. This has been accomplished while maintaining the quality of the portfolio.

At March 31, 1996, the amortized cost and fair values of securities classified as available for sale were $693.9 million and $696.2 million, respectively. This resulted in an unrecognized gain, net of tax, of approximately $1.413 million reported as a separate component of stockholders' equity.

Gross gains of $52 thousand and gross losses of $76 thousand were realized during the first quarter of 1996 as a result of calls and dispositions of securities classified as available for sale. At March 31, 1996, gross unrealized gains were $7.163 million while gross unrealized losses were $4.874 million on securities classified as available for sale.

There were no sales of securities held to maturity during the first quarter of 1996. Gross gains of $20 thousand were realized on calls and other dispositions of these securities during that time period. Gross unrealized gains approximated $12.363 million and gross unrealized losses approximated $12.656 million on securities classified as held to maturity at March 31, 1996.

Federal funds sold and securities purchased under reverse repurchase agreements decreased by $1.9 million when compared to the end of 1995. Market conditions and liquidity needs are the driving forces behind the utilization of federal funds sold and securities purchased under reverse repurchase agreements as short-term investment products.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
Deposits originating within the communities served by Trustmark are the primary source of funding for the Corporation's earning assets. Trustmark offers a variety of products designed to attract and retain customers with the primary focus on core deposits.

Total deposits increased 2.82%, or $99.6 million, during the first quarter of 1996 primarily from growth in interest-bearing deposits. With interest rates on deposits falling slightly during the quarter, the growth in interest-bearing deposits was split between short-term savings instruments such as MMDA, NOW and savings accounts and CD's with maturities of less than one year.

Federal funds purchased increased $49.4 million when compared to December 31, 1995. This can be traced to an increase in funds available for purchase from correspondent banks. Securities sold under repurchase agreements grew by $36.9 million during the first quarter of 1996. This increase can be primarily attributed to increased funds invested by governmental entities.

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

There are twenty other CPI-related suits against Trustmark pending in federal court. On September 18, 1995, one of the federal court suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile through Trustmark and whose loan accounts were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an Order in the class action enjoining all other pending CPI-related lawsuits (except for the case referred to in the paragraph above), and enjoining all future CPI-related lawsuits. The court proceedings are matters of public record.

The cases are being vigorously contested. Investigation is continuing. Similar, but not identical, cases in other states have had a variety of results, including settlements. Trustmark's program was consistent with those of numerous other banks, including banks in Mississippi which are in the process of defending or settling similar suits. While the ultimate outcome of this legal matter cannot be predicted with reasonable certainty, Management believes that the resolution of this matter will not have a material adverse effect on the Corporation's consolidated financial position. However, Management cannot predict with reasonable certainty the impact that it might have on the Corporation's consolidated results of operations during periods until the litigation is terminated.

In addition, Trustmark is defendant in various other pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

STOCKHOLDERS' EQUITY
The Corporation has always placed a great emphasis on maintaining a strong capital base. The Corporation's goal is to maintain its position as a "well capitalized" financial institution by expanding its capital base through continued profitability, business combinations and possibly the sale of stock. A "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at March 31, 1996 ($ in thousands):

     Tier 1 Capital                                $   474,160
     Tier 2 Capital                                     35,227
                                                       -------
     Total Qualifying Capital                      $   509,387
                                                       =======

     Total Risk Weighted Assets                    $ 2,790,378
                                                     =========

     Tier 1/Risk Weighted Assets                         16.99%
     Tier 2/Risk Weighted Assets                          1.26%
                                                         -----
     Total Qualifying Capital/Risk Weighted Assets       18.25%
                                                         =====

     Leverage Ratio                                       9.25%
                                                         =====

As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.

At March 31, 1996, the Corporation had stockholders' equity of $485.9 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $1.413 million. This compares to total stockholders' equity at December 31, 1995 of $478.8 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $5.462 million. The period end and weighted average number of shares for the Corporation as of March 31, 1996 were 34,910,683.

Based on a dividend payout ratio of 27.3%, the Corporation retained 72.7% of its first quarter earnings, generating an internal capital growth rate of 9.36%. Dividends for the first quarter of 1996 were $0.12 per share, resulting in a projected annual dividend rate of $0.48 per share. Book value for the Corporation's common stock was $13.92 at March 31, 1996, compared to the closing market price of $22.50.

NET INTEREST INCOME
During the first quarter of 1996, the Corporation's level of net interest income increased by 5.04% or $2.3 million when compared to the same time period in 1995. This growth can be attributed to the Corporation's volume of earning assets increasing at a faster pace than its volume of interest-bearing liabilities.

During the first quarter of 1996, average earning assets grew $318.8 million, or 7.32%, when compared to the same time period in 1995. When the same periods were compared, the yield on average earning assets decreased by 12 basis points. This combination resulted in interest income generated by earning assets increasing $5.5 million or 6.6% when comparing the first quarter of 1996 and 1995. The primary contributor to this gain was interest and fees on loans, which increased 8.6%. This resulted from a 7.7% increase in average loan volume and a higher interest rate environment when comparing 1996 to 1995.

During the first quarter of 1996, average interest-bearing liabilities grew by $233.0 million, or 6.4%, when compared to the same time period in 1995. In addition, the rate paid increased by five basis points. As a result, during the first quarter of 1996 interest expenses generated by interest-bearing liabilities increased by $3.2 million or 8.6% when compared to the same time period in 1995. Both interest-bearing deposits and federal funds purchased and securities sold under repurchase agreements contributed to this increase.

The table below illustrates the changes in net interest margin as a percentage of average earning assets for the periods shown:

                                                    Quarter ended
                                                       March 31,
                                                    -------------
                                                    1996     1995
                                                    ----     ----
Yield on interest-earning assets-FTE                7.79%    7.91%
Rate on interest-bearing liabilities                3.53%    3.52%
                                                    ----     ----
     Net interest margin-FTE                        4.26%    4.39%
                                                    ====     ====

The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions in order to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first quarter of 1996, the Corporation's provision for loan losses was $2.144 million compared to $563 thousand for the first quarter of 1995. The increase in the provision can be attributed to the Corporation's decision to boost the allowance for loan losses given the general softening of the economy experienced during the first quarter of 1996.

NONINTEREST INCOME
The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. Noninterest income for the first quarter of 1996, excluding securities gains (losses), increased $2.2 million or 16.2% when compared to the same time period in 1995.

Other account charges, fees and commissions contributed the largest portion of the increase in noninterest income during the first quarter of 1996. The major contributors to the 29.5% increase in this category were fees generated from residential mortgage servicing, discount brokerage fees and a variety of other fee producing products and services.

NONINTEREST EXPENSE
Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. Noninterest expense for the first quarter of 1996 increased $83 thousand or 0.22% when compared to the same time period in 1995.

The efficiency ratio, a key indicator of the control of noninterest expense, improved during the first quarter of 1996 as the Corporation continued its emphasis on the control of noninterest expenses and the growth of noninterest income. The efficiency ratio for the three months ended March 31, 1996 was 58.55% compared with 62.76% for first three months of 1995.

The overall level of noninterest expenses has benefitted from the reduction in FDIC assessment rates. Effective for the fourth quarter of 1995, the FDIC decreased the lowest assessment rate for deposits insured through the Bank
Insurance Fund (BIF) from $0.23 per $100 of deposits to $0.04. In November of 1995, the FDIC again reduced the lowest assessment rate for deposits insured by the BIF from $0.04 per $100 of deposits to zero. This reduction was effective for the first quarter of 1996. The Corporation continues to pay $0.23 per $100 of deposits on approximately $373 million of deposits insured by the Savings Association Insurance Fund (SAIF) as the result of assisted purchases made through transactions defined as "Oakar" by the FDIC.

Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased 4.2% when comparing the first quarter of 1996 to the same time period in 1995. The number of full-time equivalent employees totaled 2,206 at March 31, 1996 and 2,210 at March 31, 1995.

INCOME TAXES
For the three months ended March 31, 1996, the Corporation's effective tax rate was 35% compared to 33.6% for the first quarter of 1995. This increase in the effective tax rate is due to two factors. First, for the period ended March 31, 1996, tax-exempt interest income as a percentage of net income declined when compared to the same time period in 1995. Second, during the first quarter of 1995 the Corporation received tax-exempt life insurance proceeds which reduced the Corporation's effective tax rate for that period.

OTHER REGULATORY MATTERS
Various legislative proposals regarding the future of the SAIF have been reported recently. Several of these proposals include a one- time special assessment for SAIF deposits. At the present time, Congress is still debating the specific features of this legislation. Consequently, the Corporation does not know when and if any such proposal may be adopted or the ultimate effect on its insurance assessment resulting from deposits insured by the SAIF.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 1996 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1.  The following exhibits are included herein:

    (27) Financial Data Schedule


No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

By:   /s/ Frank R. Day
         -----------------------------------------------------------
          Frank R. Day      Chairman of the Board, President and CEO

Date: May 10, 1996


By:   /s/ Harry M. Walker
         -----------------------------------------------------------
          Harry M. Walker   Secretary

Date: May 10, 1996


By:   /s/ Gerard R. Host
         -----------------------------------------------------------
          Gerard  R. Host   Treasurer

Date: May 10, 1996

                                  EXHIBIT INDEX

  Exhibit Number                                         Description
  --------------                                         -----------
        27                                         Financial Data Schedule