Form 10-Q
period 1996-06-30
TRUSTMARK CORP
filed 1996-08-13
CIK 36146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-3683


                              TRUSTMARK CORPORATION

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Mississippi                                                  64-0471500

Trustmark Corporation
248 East Capitol Street
Jackson, MS   39201
(601) 354-5111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 12, 1996.

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


                                                                                (Unaudited)
                                                                                   June 30,               December 31,
                                                                                    1996                      1995*
                                                                                  ---------                  ---------
ASSETS
Cash and due from banks (noninterest-bearing)                                    $  330,864                 $  299,006
Federal funds sold and securities purchased
   under reverse repurchase agreements                                               53,520                    113,585
Trading account securities                                                              814                        226
Securities available for sale (at fair value)                                       629,440                    488,693
Securities held to maturity (fair value: $1,447,146-1996;
   $1,370,670-1995)                                                               1,462,029                  1,353,632
Loans                                                                             2,527,992                  2,580,219
   Less: Unearned income                                                              4,811                      8,128
         Allowance for loan losses                                                63,000                     62,000
                                                                                  ---------                  ---------
   Net loans                                                                      2,460,181                  2,510,091
Premises and equipment                                                               61,033                     61,193
Intangible assets                                                                    38,959                     37,671
Other assets                                                                        131,294                    128,495
                                                                                  ---------                  ---------
TOTAL ASSETS                                                                     $5,168,134                 $4,992,592
                                                                                  =========                  =========

LIABILITIES
Deposits:
   Noninterest-bearing                                                           $  778,421                 $  767,051
   Interest-bearing                                                               2,828,364                  2,762,994
                                                                                  ---------                  ---------
        Total deposits                                                            3,606,785                  3,530,045
Federal funds purchased                                                             156,475                     75,675
Securities sold under repurchase agreements                                         855,829                    857,308
Other liabilities                                                                    52,364                     50,812
                                                                                  ---------                  ---------
TOTAL LIABILITIES                                                                 4,671,453                  4,513,840

STOCKHOLDERS' EQUITY
Common stock, no par value: Authorized, 100,000,000
   shares, Issued and outstanding: 34,910,683 shares                                 14,546                     14,546
Surplus                                                                             244,578                    244,578
Retained earnings                                                                   237,344                    214,166
Net unrealized gain on securities available for sale, net of tax                        213                      5,462
                                                                                  ---------                  ---------
TOTAL STOCKHOLDERS' EQUITY                                                          496,681                    478,752
                                                                                  ---------                  ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                         $5,168,134                 $4,992,592
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

                                         TRUSTMARK CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                           ($ IN THOUSANDS EXCEPT SHARE DATA)
                                                       (Unaudited)

                                                                            Three months ended              Six months ended
                                                                                  June 30,                      June 30,
                                                                       ------------------------       -------------------------

                                                                          1996           1995            1996            1995
                                                                       ---------      ---------       ---------       ---------
INTEREST INCOME
Interest and fees on loans                                            $   56,262     $   55,834      $  113,284       $ 108,350
Interest on securities:
   Taxable interest income                                                30,690         27,458          59,335          55,395
   Interest income exempt from federal income taxes                        1,432          1,528           2,880           3,049
Interest on federal funds sold and securities
   purchased under reverse repurchase agreements                             948          2,104           3,036           3,789
                                                                       ---------      ---------       ---------       ---------
   TOTAL INTEREST INCOME                                                  89,332         86,924         178,535         170,583
INTEREST EXPENSE
Interest on deposits                                                      28,247         28,351          56,376          54,754
Interest on federal funds purchased and securities
   sold under repurchase agreements                                       12,145         12,675          25,026          24,050
                                                                       ---------      ---------       ---------       ---------
   TOTAL INTEREST EXPENSE                                                 40,392         41,026          81,402          78,804
                                                                       ---------      ---------       ---------       ---------
NET INTEREST INCOME                                                       48,940         45,898          97,133          91,779
Provision for loan losses                                                  1,364          (791)           3,508           (228)
                                                                       ---------      ---------       ---------       ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                              47,576         46,689          93,625          92,007
NONINTEREST INCOME
Trust service income                                                       2,382          2,302           4,764           4,588
Service charges on deposit accounts                                        5,836          5,158          11,408          10,273
Other account charges, fees and commissions                                7,190          6,460          14,035          11,744
Securities gains                                                              50              0              46             120
Other income                                                                 880          1,328           1,885           2,239
                                                                       ---------      ---------       ---------       ---------
   TOTAL NONINTEREST INCOME                                               16,338         15,248          32,138          28,964
NONINTEREST EXPENSES
Salaries and employee benefits                                            19,098         17,867          38,100          36,095
Net occupancy-premises                                                     2,330          2,196           4,452           4,483
Equipment expenses                                                         3,008          3,158           6,113           6,086
Services and fees                                                          5,182          5,010          10,140          10,053
FDIC insurance assessment                                                    507          1,898           1,005           3,797
Amortization of intangible assets                                          2,056          1,793           3,991           3,540
Other expenses                                                             6,881          7,402          13,464          13,390
                                                                       ---------      ---------       ---------      ----------
   TOTAL NONINTEREST EXPENSES                                             39,062         39,324          77,265          77,444
                                                                       ---------      ---------       ---------      ----------
INCOME BEFORE INCOME TAXES                                                24,852         22,613          48,498          43,527
Income taxes                                                               8,665          7,898          16,942          14,928
                                                                       ---------      ---------       ---------      ----------
NET INCOME                                                            $   16,187     $   14,715      $   31,556     $    28,599
                                                                       =========      =========       =========      ==========

NET INCOME PER SHARE                                                  $     0.46     $     0.42      $     0.90     $      0.82
                                                                       =========      =========       =========      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING (000's)                               34,911         34,911          34,911          34,911

See notes to consolidated financial statements.

                                        TRUSTMARK CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   ($ IN THOUSANDS)
                                                      (Unaudited)

                                                                                            Six months ended June 30,
                                                                                           ---------------------------
                                                                                              1996              1995
                                                                                           ---------          --------
OPERATING ACTIVITIES
Net income                                                                               $   31,556         $   28,599
Adjustments to reconcile net income to net cash
provided by operating activities:
    Provision for loan losses                                                                 3,508               (228)
    Provision for depreciation and amortization                                               8,656              8,782
    Net accretion of securities                                                              (3,325)            (1,523)
    Securities gains                                                                            (46)              (120)
    Gains and write-downs on other real estate                                                   (2)               (99)
    Other                                                                                      (960)              (273)
    Increase in intangible assets                                                            (5,279)            (3,082)
    Increase in deferred income taxes                                                        (1,589)            (1,969)
    (Increase) decrease in other assets                                                        (927)             4,245
    Increase in other liabilities                                                             1,552              6,987
                                                                                          ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    33,144             41,319
                                                                                          ---------          ---------
INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale                          87,579            159,660
Proceeds from calls and maturities of securities held to maturity                           108,272             27,366
Proceeds from sales of securities available for sale                                        155,905             92,500
Purchases of securities available for sale                                                 (392,145)          (245,794)
Purchases of securities held to maturity                                                   (213,884)           (18,011)
Net decrease (increase) in federal funds sold and securities
    purchased under reverse repurchase agreements                                            60,065            (16,367)
Net decrease (increase) in loans                                                             47,342           (152,083)
Purchases of premises and equipment                                                          (3,926)            (3,452)
Proceeds from sales of premises and equipment                                                    29                106
Proceeds from sales of other real estate                                                      1,795              1,856
                                                                                          ---------          ---------
NET CASH USED BY INVESTING ACTIVITIES                                                      (148,968)          (154,219)
                                                                                          ---------          ---------
FINANCING ACTIVITIES
Net increase in deposits                                                                     76,740             25,072
Net increase in federal funds purchased and securities
    sold under repurchase agreements                                                         79,321             94,169
Cash dividends paid                                                                          (8,379)            (7,506)
                                                                                          ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   147,682            111,735
                                                                                          ---------          ---------
Increase(decrease) in cash and cash equivalents                                              31,858             (1,165)
Cash and cash equivalents at beginning of year                                              299,006            280,114
                                                                                          ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  330,864         $  278,949
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

NOTE 2 - LOANS
The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30, 1996 and 1995 ($ in thousands):

                                       1996                1995
                                     --------            --------
Balance at January 1                  $62,000             $65,014
Provision charged to expense            3,508                (228)
Loans charged off                      (4,380)             (5,240)
Recoveries                              1,872               1,904
                                     --------            --------
Balance at June 30                    $63,000             $61,450
                                     ========            ========

At June 30, 1996, the recorded investment in commercial loans considered to be impaired under SFAS No. 114 was $9,244,000, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the three months ended June 30, 1996, the average recorded investment in impaired loans was approximately $10,146,000, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $10,711,000 at June 30, 1996. The foregone interest associated with such loans is immaterial.

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

There are twenty-three other CPI-related suits against Trustmark pending in federal court. On September 18, 1995, one of the federal court suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile through Trustmark and whose loan accounts were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an Order in the class action enjoining all other pending CPI-related lawsuits (except for the case referred to in the paragraph above), and enjoining all future CPI-related lawsuits. The court proceedings are matters of public record.

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

NOTE 4 - STATEMENTS  OF CASH FLOWS
During the six months ended June 30, 1996 and 1995, the Corporation paid approximately $18,872,000 and $13,775,000, respectively, in income taxes and $82,126,000 and $76,156,000, respectively, in interest on deposit liabilities and other borrowings. For the six months ended June 30, 1996 and 1995, noncash transfers from loans to foreclosed properties were $920,000 and $569,000, respectively.

NOTE 5 - RECENT PRONOUNCEMENTS
On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights-an amendment of FASB Statement No. 65." In accordance with SFAS No. 122, the cost of mortgage loans purchased or originated with a definitive plan to sell the loans and retain the mortgage servicing rights is allocated between the loans and the servicing rights based on their estimated fair values at the purchase or origination date. The adoption of SFAS No. 122 resulted in no material impact on the Corporation's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements found elsewhere in this report.

EARNINGS SUMMARY
Trustmark Corporation, parent company of Trustmark National Bank, reported net income of $16.187 million, or $.46 per share, for the second quarter of 1996, compared to $14.715 million or $.42 per share, for the second quarter of 1995, an increase of 10.0%. Net income for the six months ended June 30, 1996, was $31.556 million, or $.90 per share, compared to $28.599 million, or $.82 per share, for the same time period last year. Two key measures of profitability in the financial services industry are return on average assets (ROA) and return on average equity (ROE). During the second quarter of 1996, an ROA of 1.27% was achieved compared to 1.21% for the second quarter of 1995. For the six months ended June 30, 1996, ROA was 1.24% compared to 1.19% for the same time period in 1995. The improvements in the Corporation's performance are attributed primarily to growth in both net interest income and noninterest income combined with a continued emphasis on the control of noninterest expenses. For the second quarter of 1996, ROE was 13.24% compared with 13.25% for the second quarter of 1995. For the six months ended June 30, 1996, ROE was 13.05% compared with 13.10% for the same time period in 1995. ROE has been lower during 1996 because the pace of growth for equity exceeded that of net income.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
A key objective of the Corporation's asset/liability management program is to quantify, monitor and control interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments. The Asset/Liability Committee monitors and adjusts the Corporation's exposure to interest rates, within specific policy guidelines, based on its analysis of current and expected market conditions. The primary tool utilized by this committee is an asset/liability modeling system used to evaluate exposure to interest rate risk and to project earnings and balance sheet growth. The Asset/Liability Committees of both senior bank officials and the Board of Directors meet monthly to evaluate current and projected interest rate risk positions.

Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of June 30, 1996 ($ in thousands):

                                    Interest Sensitive Within
                                     90 days         One Year
                                    ---------       ---------
Total rate sensitive assets       $ 1,292,944     $ 2,001,101
Total rate sensitive liabilities    1,862,058       2,706,602
                                    ---------       ---------
Net gap                           $  (569,114)    $  (705,501)
                                    =========       =========

The analysis indicates that the Corporation is in a negative gap position over the next three month and twelve month time horizons. This position has been established in response to slightly falling interest rates. Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates should they occur.

The Asset/Liability Committee establishes guidelines by which they monitor the current liquidity position to ensure adequate funding capacity. The Corporation's goal is to maintain an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. This is accomplished through the active management of both the asset and liability sides of the balance sheet and by maintaining accessibility to local, regional and national funding sources. The ability to maintain consistent earnings power and adequate capital also enhance the Corporation's liquidity.

EARNING ASSETS
The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. At June 30, 1996, earning assets were $4.669 billion, or 90.34% of total assets, compared with $4.528 billion, or 90.70% at the end of 1995. A decrease in federal funds sold and securities purchased under reverse repurchase agreements at June 30, 1996 was the primary factor contributing to this decline in earning assets to total assets.

Total loans decreased by $48.9 million or 1.90% during the first six months of 1996. Commercial and consumer loans, including credit cards, made up the bulk of the decline as lending to both businesses and individuals weakened in response to a general softening of the economy. Loans secured by real estate also decreased during the first six months of 1996 primarily in loans secured by residential properties. This decline can be directly attributed to the Corporation's policy of selling all qualified mortgage loans while retaining the servicing rights. At June 30, 1996, the Corporation's volume of residential mortgage loan servicing was approximately $2.655 billion compared with $2.473 billion at the end of 1995. This increase can be attributed to the strong growth of loans purchased in the correspondent market and the continued emphasis on loans originated within the Corporation.

The Corporation's conservative lending policies have produced consistently good asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the table below ($ in thousands):

                                                    June 30,     December 31,
                                                      1996           1995
                                                   ---------       ---------
Loans accounted for on a nonaccrual basis            $10,711         $10,055
Other real estate                                      3,108           3,982
Loans past due 90 days or more & still accruing        2,163           1,810
                                                   ---------       ---------
Total nonperforming assets and
     loans past due 90 days or more                  $15,982         $15,847
                                                   =========       =========

In spite of the slight increase shown above, the Corporation's level of nonperforming assets and loans past due 90 days or more remain well controlled and continue to compare favorably to peer levels. At June 30, 1996, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.

The current level of the allowance for loan losses approximates 2.50% of total loans' outstanding. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly by using the criteria specified in revised Comptroller of the Currency Banking Circular 201 as well as additional guidance provided by regulatory authorities. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

Net charge-offs totaled $2.508 million during the first six months of 1996 compared with $3.336 million for the same time period in 1995, a net charge-off ratio of .20% and .28%, respectively. Net charge-offs for the second quarter of 1996 were $1.364 million compared with $809 thousand for the same time period in 1995, a net charge-off ratio of .22% and .13%, respectively.

The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. At June 30, 1996, total securities were $2.091 billion, an increase of $249.1 million or 13.5% from December 31, 1995. Included in the portfolio at June 30, 1996 were securities available for sale with a fair value of $629.4 million and an amortized cost of $629.1 million. The Corporation utilized its excess available funds to provide a quality investment alternative as loan demand weakened during the first six months of 1996. This growth was primarily centered in the U. S. Treasury security portfolio. The latest comparisons of the tax equivalent yield of the securities portfolio show the Corporation remaining in the upper half of its peer group. This has been accomplished while maintaining the quality of the portfolio.

Securities available for sale had gross unrealized gains of $7.287 million at June 30, 1996 while gross unrealized losses were $6.942 million. Gross unrealized gains approximated $6.886 million and gross unrealized losses approximated $21.769 million on securities classified as held to maturity at June 30, 1996.

Federal funds sold and securities purchased under reverse repurchase agreements decreased by $60.1 million when compared with the end of 1995. Market conditions and liquidity needs are the driving forces behind the use of federal funds sold and securities purchased under reverse repurchase agreements as short-term investment products.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
Deposits originating within the communities served by Trustmark are the primary source of funding for the Corporation's earning assets. Trustmark offers a variety of products designed to attract and retain customers with the primary focus on core deposits. Total deposits increased 2.17%, or $76.7 million, during the first half of 1996 primarily from growth in interest-bearing deposits. With interest rates on short-term savings instruments unchanged from March 31, 1996, the growth in interest-bearing deposits has come primarily from CD's with maturities of less than one year.

Federal funds purchased increased $80.8 million when compared with December 31, 1995. This can be traced to an increase in funds available for purchase from correspondent banks. Securities sold under repurchase agreements declined by
 .17% when compared with December 31, 1995.

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

There are twenty-three other CPI-related suits against Trustmark pending in federal court. On September 18, 1995, one of the federal court suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile through Trustmark and whose loan accounts were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an Order in the class action enjoining all other pending CPI-related lawsuits (except for the case referred to in the paragraph above), and enjoining all future CPI-related lawsuits. The court proceedings are matters of public record.

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

STOCKHOLDERS' EQUITY
The Corporation has always placed a great emphasis on maintaining a strong capital base. The Corporation's goal is to maintain its position as a "well capitalized" financial institution by expanding its capital base through continued profitability, business combinations and possibly the sale of stock. A "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates these ratios at June 30, 1996 ($ in thousands):

     Tier 1 Capital                       $ 486,511             17.62%
     Tier 2 Capital                          34,865              1.26%
                                          ---------          ---------
     Total Qualifying Capital             $ 521,376             18.88%
                                          =========          =========

     Total Risk Weighted Assets          $2,761,025
                                          =========

     Leverage Ratio                            9.49%
                                          =========

As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.

At June 30, 1996, the Corporation had stockholders' equity of $496.7 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $213 thousand. This compares to total stockholders' equity at December 31, 1995 of $478.8 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $5.462 million. The period end and weighted average number of shares of Trustmark Corporation's common stock for both the second quarter and six month period ended June 30, 1996 was 34,910,683.

Based on a dividend payout ratio of 26.7%, the Corporation retained 73.3% of its earnings during the first half of 1996, generating an internal capital growth rate of 9.57%. Dividends for the second quarter of 1996 were $.12 per share, resulting in a projected annual dividend rate of $.48 per share. Book value for the Corporation's common stock was $14.23 at June 30, 1996, compared with the closing market price of $21.00.

NET INTEREST INCOME
For the six months ended June 30, 1996, the Corporation's level of net interest income increased by $5.4 million, or 5.83%, when compared with the same time period in 1995. Net interest income for the second quarter of 1996 showed growth of $3.0 million or 6.6% when compared with the second quarter of 1995. The growth for both the three and six month periods can be attributed to the Corporation's volume of earning assets increasing at a faster pace than its volume of interest-bearing liabilities.

The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                         Quarter Ended       Six Months Ended
                                            June 30,              June 30,
                                         -------------       -----------------
                                         1996     1995        1996     1995
                                         ----     ----        ----     ----
Yield on interest-earning assets-FTE     7.78%    7.96%       7.78%    7.94%
Rate on interest-bearing liabilities     3.47%    3.71%       3.50%    3.61%
                                         ----     ----        ----     ----
     Net interest margin-FTE             4.31%    4.25%       4.28%    4.33%
                                         ====     ====        ====     ====

The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the six months ended June 30, 1996, the Corporation's provision for loan losses was $3.508 million compared with a negative provision of $228 thousand for the first half of 1995. The increase in the provision can be attributed to the Corporation's decision to boost the allowance for loan losses given the general softening of the economy experienced during 1996.

NONINTEREST INCOME
The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during both the three and six month periods ended June 30, 1996 as noninterest income, excluding securities gains, increased when compared with the same time periods in 1995.

Other account charges, fees and commissions for the first six months of 1996 contributed the largest portion of the increase in noninterest income when compared with the same time period in 1995. The major contributors to the 19.5% increase in this category were fees generated from residential mortgage servicing, discount brokerage fees and a variety of other fee producing products and services. Service charges for the first six months of 1996 have also grown by 11.0% when compared with the same time period in 1995.

Gross securities gains of $106 thousand and gross securities losses of $80 thousand were realized during the first half of 1996 because of calls and dispositions of securities classified as available for sale.There were no sales of securities held to maturity during the first six months of 1996. Gross securities gains of $20 thousand were realized on calls and other dispositions of these securities during that time period.

NONINTEREST EXPENSE
Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. This is illustrated by the decrease in noninterest expense for both the three and six month periods ended June 30, 1996 when compared with the same time periods in 1995.

The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, improved during both the three and six month periods ended June 30, 1996 when compared with the same time periods in 1995. The efficiency ratio was 58.77% for the quarter ended June 30, 1996 compared with 60.53% for same time period in 1995. For the six months ended June 30, 1996 the efficiency ratio was 58.66% compared with 61.63% for the first half of 1995.

The primary contributor to the decline in noninterest expenses experienced during the six months ended June 30, 1996 was the FDIC insurance assessment.
Effective for the fourth quarter of 1995, the FDIC decreased the lowest assessment rate for deposits insured through the BIF from $.23 per $100 of deposits to $.04. In November of 1995, the FDIC again reduced the lowest assessment rate for deposits insured by the BIF from $.04 per $100 of deposits to zero. This reduction was effective for the first quarter of 1996. The Corporation continues to pay $.23 per $100 of deposits on approximately $373 million of deposits insured by the Savings Association Insurance Fund (SAIF) as the result of assisted purchases made through transactions defined as "Oakar" by the FDIC.

Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased 5.6% when comparing the first six months of 1996 to the same time period in 1995. The number of full-time equivalent employees totaled 2,198 at June 30, 1996 and 2,192 at June 30, 1995.

INCOME TAXES
For the six months ended June 30, 1996, the Corporation's effective tax rate was 34.2% compared with 34.3% for the first six months of 1995. This reduction in the effective tax rate is due primarily to an increase in nontaxable income related to the cash surrender values of life insurance policies from June 30, 1995 to June 30, 1996. This decrease was partially offset by a reduction in tax-exempt interest as a percentage of net income for the first six months of 1996 when compared to the six months ended June 30, 1995.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 1996 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

1.  The following exhibits are included herein:

    (27) Financial Data Schedule


Trustmark Corporation filed a Form 8-K on April 19, 1996 disclosing in Item 5, Other Events, that Frank R. Day, Chairman of the Board, President and CEO, had been diagnosed with amyotrophic lateral sclerosis. Mr. Day has not experienced any difficulties and the illness has had no impact on the performance of his duties. Plans are for Mr. Day to continue his service to Trustmark Corporation and Trustmark National Bank in his present capacities.

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

Trustmark Corporation

By:   /s/ Frank R. Day
        -----------------------------------------------------------
        Frank R. Day       Chairman of the Board, President and CEO

Date: August 12, 1996

By:   /s/ Harry M. Walker
        -----------------------------------------------------------
        Harry M. Walker    Secretary

Date: August 12, 1996

By:   /s/ Gerard R. Host
        -----------------------------------------------------------
        Gerard R. Host     Treasurer

Date: August 12, 1996

                                 EXHIBIT INDEX

Exhibit Index                                               Description
- -------------                                               -----------
      27                                              Financial Data Schedule