Form 10-Q
period 1996-09-30
TRUSTMARK CORP
filed 1996-11-12
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

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

Mississippi                                                  64-1471500

Trustmark Corporation
P.O. Box 291
Jackson, MS 39201
(601) 354-5111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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

                                                                   (Unaudited)
                                                                  September 30,   December 31,
                                                                       1996           1995*
                                                                  =============  =============
ASSETS
Cash and due from banks (noninterest-bearing)                         $306,409       $299,006
Federal funds sold and securities purchased
  under reverse repurchase agreements                                   39,600        113,585
Trading account securities                                                 279            226
Securities available for sale                                          542,034        488,693
Securities held to maturity (fair value: $1,443,050-1996;
  $1,370,670-1995)                                                   1,445,906      1,353,632
Loans                                                                2,591,582      2,580,219
  Less:  Unearned income                                                 3,682          8,128
         Allowance for loan losses                                      63,000         62,000
                                                                  -------------  -------------
  Net loans                                                          2,524,900      2,510,091
Premises and equipment                                                  60,863         61,193
Intangible assets                                                       38,999         37,671
Other assets                                                           138,938        128,495
                                                                  -------------  -------------
  TOTAL ASSETS                                                      $5,097,928     $4,992,592
                                                                  =============  =============


LIABILITIES
Deposits:
  Noninterest-bearing                                                 $710,346       $767,051
  Interest-bearing                                                   2,808,996      2,762,994
                                                                  -------------  -------------
    Total deposits                                                   3,519,342      3,530,045
Federal funds purchased                                                225,835         75,675
Securities sold under repurchase agreements                            781,860        857,308
Other liabilities                                                       59,781         50,812
                                                                  -------------  -------------
  TOTAL LIABILITIES                                                  4,586,818      4,513,840

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value:
  Authorized:  100,000,000 shares
  Issued and outstanding: 34,910,683 shares                             14,546         14,546
Surplus                                                                244,578        244,578
Retained earnings                                                      250,672        214,166
Net unrealized gain on securities available for sale, net of tax         1,314          5,462
                                                                  -------------  -------------
  TOTAL STOCKHOLDERS' EQUITY                                           511,110        478,752
                                                                  -------------  -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $5,097,928     $4,992,592
                                                                  =============  =============



 * Derived from audited financial statements.

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                   (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
                                                      ==========================  =========================
                                                         1996           1995         1996          1995
                                                      ===========    ===========  ===========   ===========
INTEREST INCOME
Interest and fees on loans                               $57,848        $58,561     $171,132      $166,911
Interest on securities:
  Taxable interest income                                 30,426         27,500       89,761        82,895
  Interest income exempt from federal income taxes         1,259          1,439        4,139         4,488
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements              773          1,319        3,809         5,108
                                                      -----------    -----------  -----------   -----------
  TOTAL INTEREST INCOME                                   90,306         88,819      268,841       259,402
INTEREST EXPENSE
Interest on deposits                                      28,073         28,810       84,449        83,564
Interest on federal funds purchased and securities
  sold under repurchase agreements                        12,051         12,652       37,077        36,702
                                                      -----------    -----------  -----------   -----------
  TOTAL INTEREST EXPENSE                                  40,124         41,462      121,526       120,266
                                                      -----------    -----------  -----------   -----------
NET INTEREST INCOME                                       50,182         47,357      147,315       139,136
Provision for loan losses                                  1,190          1,183        4,698           955
                                                      -----------    -----------  -----------   -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               48,992         46,174      142,617       138,181
NONINTEREST INCOME
Trust service income                                       2,956          2,303        7,720         6,891
Service charges on deposit accounts                        5,995          5,425       17,403        15,698
Other account charges, fees and commissions                7,447          6,115       21,482        17,859
Securities gains                                              47             75           93           195
Other                                                      1,033            762        2,918         3,001
                                                      -----------    -----------  -----------   -----------
  TOTAL NONINTEREST INCOME                                17,478         14,680       49,616        43,644
NONINTEREST EXPENSES
Salaries and employee benefits                            19,153         18,104       57,253        54,199
Net occupancy - premises                                   2,454          2,435        6,906         6,918
Equipment expenses                                         3,196          2,961        9,309         9,047
Services and fees                                          5,173          5,122       15,313        15,175
FDIC insurance assessment                                  1,600             21        2,605         3,818
Amortization of intangible assets                          2,156          1,915        6,147         5,455
Other                                                      6,532          5,747       19,996        19,137
                                                      -----------    -----------  -----------   -----------
  TOTAL NONINTEREST EXPENSES                              40,264         36,305      117,529       113,749
                                                      -----------    -----------  -----------   -----------
INCOME BEFORE INCOME TAXES                                26,206         24,549       74,704        68,076
Income taxes                                               8,689          8,423       25,631        23,351
                                                      -----------    -----------  -----------   -----------
NET INCOME                                               $17,517        $16,126      $49,073       $44,725
                                                      ===========   ============  ===========   ===========

NET INCOME PER SHARE                                       $0.50          $0.46        $1.41         $1.28
                                                      ===========   ============  ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                   34,910,683     34,910,683   34,910,683    34,910,683



See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (Unaudited)



                                                                         Nine months ended September 30,
                                                                         ===============================
                                                                           1996                   1995
                                                                         ========               ========
OPERATING ACTIVITIES
Net income                                                                $49,073                $44,725
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                               4,698                    955
    Provision for depreciation and amortization                            13,288                 13,231
    Net accretion of securities                                            (4,255)                (3,414)
    Securities gains                                                          (93)                  (195)
    Gains and writedowns on other real estate                                  (5)                   (60)
    Other                                                                  (1,601)                  (530)
    Increase in intangible assets                                          (7,589)                (5,049)
    Increase in deferred income taxes                                        (956)                (1,624)
   (Increase) decrease in other assets                                    (10,082)                   584
    Increase in other liabilities                                           8,969                  9,402
                                                                         --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  51,447                 58,025
                                                                         --------               --------

INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale       120,799                273,483
Proceeds from calls and maturities of securities held to maturity         155,514                 58,176
Proceeds from sales of securities available for sale                      215,338                 92,570
Purchases of securities available for sale                               (392,145)              (245,794)
Purchases of securities held to maturity                                 (247,491)              (132,701)
Net decrease in federal funds sold and securities
  purchased under reverse repurchase agreements                            73,985                 47,981
Net increase in loans                                                     (17,930)              (229,691)
Purchases of premises and equipment                                        (5,817)                (4,398)
Proceeds from sales of premises and equipment                                  35                    127
Proceeds from sales of other real estate                                    2,226                  2,454
                                                                         --------               --------
NET CASH USED BY INVESTING ACTIVITIES                                     (95,486)              (137,793)
                                                                         --------               --------

FINANCING ACTIVITIES
Net (decrease) increase in deposits                                       (10,703)                33,560
Net increase in federal funds purchased and
  securities sold under repurchase agreements                              74,712                 54,987
Cash dividends paid                                                       (12,567)               (11,260)
                                                                         --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  51,442                 77,287
                                                                         --------               --------
Increase (decrease) in cash and cash equivalents                            7,403                 (2,481)
Cash and cash equivalents at beginning of year                            299,006                280,114
                                                                         --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $306,409               $277,633
                                                                         ========               ========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES
         OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (the Corporation) 1995 annual report on Form 10-K.

The consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, First Building Corporation, F.S. Corporation, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiary, Trustmark Financial Services, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - LOANS
The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30, 1996 and 1995 ($ in thousands):

                                  1996         1995
                                -------      -------
Balance at beginning of year    $62,000      $65,014
Provision charged to expense      4,698          955
Loans charged off                (6,757)      (7,431)
Recoveries                        3,059        2,912
                                -------      -------
Balance at end of period        $63,000      $61,450
                                =======      =======

At September 30, 1996, the recorded investment in commercial loans considered to be impaired under SFAS No. 114 was $7.775 million, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the nine months ended September 30, 1996, the average recorded investment in impaired loans was approximately $8.477 million, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $9.460 million at September 30, 1996. The foregone interest associated with such loans is immaterial.

NOTE 3 -  CONTINGENCIES
There are twenty-three suits pending in federal court against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance ("CPI") by Trustmark on particular automobile and mobile home loans. On September 18, 1995, one of the suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile (or other personal property) through Trustmark and whose loan accounts were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an Order in the class action enjoining all other pending CPI-related lawsuits and enjoining all future CPI-related lawsuits. The court proceedings are matters of public record.

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

In addition, Trustmark is defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS
During the nine months ended September 30, 1996 and 1995, the Corporation paid approximately $27.492 million and $22.050 million, respectively, in income taxes and $123.869 million and $116.379 million, respectively, in interest on deposit liabilities and other borrowings. For the nine months ended September 30, 1996 and 1995, noncash transfers from loans to foreclosed properties were $1.208 million and $1.200 million, respectively.

NOTE 5 - RECENT PRONOUNCEMENTS
On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS No. 122), "Accounting for Mortgage Servicing Rights-an amendment of FASB Statement No. 65." In accordance with SFAS No. 122, the cost of mortgage loans purchased or originated with a definitive plan to sell the loans and retain the mortgage servicing rights is allocated between the loans and the servicing rights based on their estimated fair values at the purchase or origination date. The adoption of SFAS No. 122 resulted in no material impact on the Corporation's financial condition or results of operations.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a "financial-components approach" that focuses on control. The impact of SFAS No. 125, when adopted on January 1, 1997, on the Corporations's financial condition or results of operations will not be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements found elsewhere in this report.

EARNINGS SUMMARY
Trustmark Corporation, parent company of Trustmark National Bank, reported net income of $17.517 million, or $.50 per share, for the third quarter of 1996, compared with $16.126 million or $.46 per share, for the third quarter of 1995, an increase of 8.63%. Net income for the nine months ended September 30, 1996, was $49.073 million, or $1.41 per share, compared to $44.725 million, or $1.28 per share, for the same time period last year. Net income for 1996 includes increases in net interest income and noninterest income combined with an emphasis on the control of noninterest expenses and the effect of a special one-time FDIC assessment on deposits acquired through assisted transactions with the Resolution Trust Corporation in prior years. Two key measures of profitability in the financial services industry are return on average assets
(ROA) and return on average equity (ROE). For the nine months ended September 30, 1996, ROA was 1.28% compared to 1.23% for the same time period in 1995. For the nine months ended September 30, 1996, ROE was 13.30% compared with 13.41% for the same time period in 1995. ROE has been lower during 1996 because the pace of growth for equity exceeded that of net income.

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

Another tool used to monitor the Corporation's overall interest rate sensitivity is a gap analysis. The table below represents the Corporation's 90 day and one year gap position as of September 30, 1996 ($ in thousands):

                                     Interest Sensitive Within
                                       90 days       One Year
                                     ----------    -----------
Total rate sensitive assets          $1,311,623     $2,061,900
Total rate sensitive liabilities      1,757,427      2,695,415
                                     ----------    -----------
Net gap                              $ (445,804)    $ (633,515)
                                     ==========    ===========

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

EARNING ASSETS
The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. At September 30, 1996, earning assets were $4.616 billion, or 90.54% of total assets, compared with $4.528 billion, or 90.70% at the end of 1995. A decrease in federal funds sold and securities purchased under reverse repurchase agreements at September 30, 1996, was the primary factor contributing to this decline in earning assets to total assets.

Total loans increased by $15.809 million or .61% during the first nine months of 1996. Loans secured by real estate have increased during the first nine months of 1996 primarily in the area of construction and development. At September 30, 1996, the Corporation's volume of residential mortgage loan servicing was approximately $2.752 billion compared with $2.473 billion at the end of 1995. This increase can be attributed to the strong growth of loans purchased in the correspondent market and the continued emphasis on loans originated within the Corporation.

The Corporation's conservative lending policies have produced consistently good asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the table below ($ in thousands):

                                     September 30,  December 31,
                                         1996           1995
                                       -------         -------
Nonaccrual loans                       $ 9,460         $10,055
Other real estate (ORE)                  2,969           3,982
Loans past due 90 days or more
  & still accruing                       5,884           1,810
                                       -------         -------
Total nonperforming assets and
  loans past due 90 days or more       $18,313         $15,847
                                       =======         =======

Nonperforming assets/Total
 loans + ORE                               .48%            .54%
                                       =======         =======

In spite of the increase shown above, the Corporation's level of nonperforming assets and loans past due 90 days or more remains well controlled and continues to compare favorably to peer levels. At September 30, 1996, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.

The current level of the allowance for loan losses approximates 2.43% of total loans outstanding. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly by using the criteria specified by regulatory authorities. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. Because of the imprecision and subjectivity inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

Net charge-offs totaled $3.698 million during the first nine months of 1996 compared with $4.519 million for the same time period in 1995, a net charge-off ratio of .19% and .25%, respectively. Net charge-offs for the third quarter of 1996 were $1.190 million compared with $1.183 million for the same time period in 1995, a net charge-off ratio of .19% for both periods.

The securities portfolio is utilized to provide a quality investment alternative for available funds and to provide a stable source of interest income. At
September 30, 1996, total securities were $1.988 billion, an increase of $145.615 million or 7.90% from December 31, 1995. Included in the portfolio at September 30, 1996, were securities available for sale with a fair value of $542.034 million and an amortized cost of $539.907 million. The Corporation utilized its securities portfolio during the third quarter to provide needed liquidity as loan demand strengthened and deposits decreased.

Securities available for sale had gross unrealized gains of $7.539 million at September 30, 1996, while gross unrealized losses were $5.412 million. Gross unrealized gains were $9.937 million and gross unrealized losses were $12.793 million on securities classified as held to maturity at September 30, 1996.

Federal funds sold and securities purchased under reverse repurchase agreements decreased by $73.985 million when compared with the end of 1995. Market conditions and liquidity needs are the driving forces behind the use of federal funds sold and securities purchased under reverse repurchase agreements as short-term investment products.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
Deposits originating within the communities served by Trustmark are the primary source of funding for the Corporation's earning assets. Trustmark offers a variety of products designed to attract and retain customers with the primary focus on core deposits. Total deposits decreased .30%, or $10.703 million, during the first nine months of 1996 primarily from a decline in noninterest-bearing deposits. With interest rates on short-term savings instruments unchanged since earlier in 1996, the growth in interest-bearing deposits has come primarily from CD's with maturities of less than two years. In recent months, the Corporation has introduced new CD products in order to attract and retain its core deposit base.

Federal funds purchased increased $150.160 million when compared with December 31, 1995. Because of declining deposits, the Corporation has utilized its upstream and downstream correspondent base to help supply liquidity when needed. Another reason for an increase in federal funds purchased would be the $75.448 million decline in securities sold under repurchase agreements since December 31, 1995. Because it is primarily a temporary investment alternative for deposit customers, fluctuations in securities sold under repurchase agreements is common.

CONTINGENCIES
There are twenty-three suits pending in federal court against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance ("CPI") by Trustmark on particular automobile and mobile home loans. On September 18, 1995, one of the suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile (or other personal property) through Trustmark and whose loan accounts were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an Order in the class action enjoining all other pending CPI-related lawsuits and enjoining all future CPI-related lawsuits. The court proceedings are matters of public record.

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

STOCKHOLDERS' EQUITY
The Corporation has always placed a great emphasis on maintaining a strong capital base. The Corporation's goal is to maintain its position as a "well capitalized" financial institution by expanding its capital base through continued profitability, business combinations and possibly the sale of stock. A "well capitalized" institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio. The Corporation's solid capital base is reflected in its regulatory capital ratios. The table below illustrates the Corporation's risk based capital and risk based capital ratios at September 30, 1996 ($ in thousands):

Tier 1 Capital                    $ 500,191            17.61%
Tier 2 Capital                       35,850             1.26%
                                   --------            -----
Risk Based Capital                $ 536,041            18.87%
                                   ========            =====

Risk Weighted Assets             $2,840,830
                                  =========

Tier 1 Leverage Ratio                  9.78%
                                       ====

As shown in the table above, the Corporation's capital ratios surpass the minimum requirements of 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Tier 1 leverage ratio generally must exceed 3% and is driven by evaluation and discretion of the regulators.

At September 30, 1996, the Corporation had stockholders' equity of $511.110 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $1.314 million. This compares to total stockholders' equity at December 31, 1995, of $478.8 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $5.462 million. The period end and weighted average number of shares of Trustmark Corporation's common stock for both the third quarter and nine month period ended September 30, 1996, was 34,910,683.

Based on a dividend payout ratio of 25.53%, the Corporation retained 74.47% of its earnings during the first nine months of 1996, generating an internal capital growth rate of 9.91%. Dividends for the third quarter of 1996 were $.12 per share. Book value for the Corporation's common stock was $14.64 at September 30, 1996, compared with the closing market price of $22.00.

NET INTEREST INCOME
For the nine months ended September 30, 1996, the Corporation's level of net interest income increased by $8.179 million, or 5.88%, when compared with the same time period in 1995. Net interest income for the third quarter of 1996 showed growth of $2.825 million or 5.97% when compared with the third quarter of 1995. The growth for both the three and nine month periods can be attributed to the Corporation's volume of earning assets increasing at a faster pace than its volume of interest-bearing liabilities.

The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                           Quarter Ended      Nine months Ended
                           September 30,        September 30,
                           -------------        -------------
                           1996     1995        1996     1995
                           ----     ----        ----     ----
Yield on interest-
  earning assets-FTE       7.80%    7.99%       7.79%    7.95%
Rate on interest-
  bearing liabilities      3.42%    3.68%       3.47%    3.64%
                           ----     ----        ----     ----
Net interest margin-FTE    4.38%    4.31%       4.32%    4.31%
                           ====     ====        ====     ====

The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the nine months ended September 30, 1996, the Corporation's provision for loan losses was $4.698 million compared with a provision of $955 thousand for the first nine months of 1995. The increase in the provision can be attributed to Management's decision to raise the allowance for loan losses given the general softening of the economy experienced during 1996.

NONINTEREST INCOME
The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during both the three and nine month periods ended

September 30, 1996, as noninterest income, excluding securities gains, increased when compared with the same time periods in 1995.

Other account charges, fees and commissions for the first nine months of 1996 contributed the largest portion of the increase in noninterest income when compared with the same time period in 1995. The major contributors to the 20.29% increase in this category were fees generated from residential mortgage servicing, discount brokerage fees and a variety of other fee producing products and services. Service charges for the first nine months of 1996 have also grown by 10.86% when compared with the same time period in 1995.

Gross securities gains of $106 thousand and gross securities losses of $86 thousand were realized during the first nine months of 1996 because of calls and dispositions of securities classified as available for sale. There were no sales of securities held to maturity during the first nine months of 1996. Gross securities gains of $73 thousand were realized on calls and other dispositions of these securities during that time period.

NONINTEREST EXPENSE
Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, improved during both the three and nine month periods ended September 30, 1996, when compared with the same time periods in 1995. The efficiency ratio was 56.99% for the quarter ended September 30, 1996, compared with 60.53% for same time period in 1995. For the nine months ended September 30, 1996, the efficiency ratio was 58.09% compared with 61.26% for the first nine months of 1995.

Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased 5.63% when comparing the first nine months of 1996 to the same time period in 1995. The number of full-time equivalent employees totaled 2,207 at both September 30, 1996 and September 30, 1995.

The FDIC insurance assessment has experienced major changes in both 1995 and 1996. During the third quarter of 1995, the Corporation received a $1.919 million refund from the FDIC because the Bank Insurance Fund (BIF) had been overcapitalized. In addition, the FDIC assessment rate on BIF deposits declined from $.23 per $100 for the first three quarters of 1995 to $.04 per $100 for the fourth quarter of 1995. During 1996, the assessment rate on BIF deposits has been zero. The rate on Savings Association Insurance Fund (SAIF) deposits has remained at $.23 per $100 of assessable deposits for both 1995 and 1996. On September 30, 1996, legislation was enacted that allowed the FDIC to charge a special one-time assessment on SAIF assessable deposits in order to capitalize the SAIF. The Corporation has SAIF deposits resulting from assisted purchases through the Resolution Trust Corporation during the early 1990's. The Corporation's special assessment on these SAIF insured deposits was $1.923 million. These nonrecurring events resulted in a combined $3.842 million shift in FDIC expense when comparing the nine months ended September 30, 1996, and

September 30, 1995. When this is deducted from the gross change in noninterest expenses for the nine months ending September 30, 1996 and September 30, 1995, the result is an overall decline of $62 thousand. When comparing the three months ended September 30, 1996 and September 30, 1995, the resulting change is an increase of $117 thousand in total noninterest expenses.

INCOME TAXES
For the nine months ended September 30, 1996 and September 30, 1995, the Corporation's effective tax rate was 34.3%. There were no significant variations in permanent book/tax differences from September 30, 1995 to September 30, 1996.

OTHER REGULATORY MATTERS
In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a "financial-components approach" that focuses on control. The impact of SFAS No. 125, when adopted on January 1, 1997, on the Corporations's financial condition or results of operations will not be material.

                           Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There were no material developments for the quarter ended September 30, 1996, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q. The collateral protection insurance lawsuit tried in Laurel, Mississippi, between Charles Smith and Jesse Holmes and Trustmark National Bank has been settled out of court as of September 27, 1996. The judgment against Trustmark has been dismissed. The terms of the settlement are confidential.

ITEM 5. OTHER INFORMATION
Plans for the merger of the First Corinth Corp., parent company of National Bank of Commerce of Corinth, Mississippi, and Trustmark Corporation, parent company of Trustmark National Bank, Jackson, Mississippi, were announced on September 6, 1996. First Corinth Corporation reported total assets at September 30, 1996, of approximately $139 million. The merger, which will be accounted for as a pooling of interests, will be subject to all applicable corporate, shareholder and regulatory approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
1. The following exhibits are included herein:

   (27) Financial Data Schedule

There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

By: /s/ Frank R. Day
    --------------------------------------------------------------
        Frank R. Day      Chairman of the Board, President and CEO

Date: November 12, 1996

By: /s/ Harry M. Walker
    --------------------------------------------------------------
        Harry M. Walker   Secretary

Date: November 12, 1996

By: /s/ Gerard R. Host
    --------------------------------------------------------------
        Gerard R. Host    Treasurer

Date: November 12, 1996

                                  EXHIBIT INDEX


Exhibit Number                             Description
--------------                         -----------------------
     27                                Financial Data Schedule