Form 10-K
period 1996-12-31
TRUSTMARK CORP
filed 1997-03-19
CIK 36146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $708,260,757 .

As of February 28, 1997, there were issued and outstanding 36,386,808 shares of the Registrant's Common Stock.

                           DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to parts I, II and III of the Form 10-K report: (1) Registrant's 1996 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated February 14, 1997 (Part III).

                              TRUSTMARK CORPORATION

                                    FORM 10-K

                                      INDEX

PART I


Item 1.   Business                                                  3-13
Item 2.   Properties                                                 14
Item 3.   Legal Proceedings                                          14
Item 4.   Submission of Matters to a Vote of
                  Security Holders                                   14

PART II

Item 5.   Market for the Registrant's Common Stock
            and Related Stockholder Matters                          15
Item 6.   Selected Financial Data                                    15
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                               15
Item 8.   Financial Statements and Supplementary Data                15
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   15

PART III

Item 10.  Directors and Executive Officers of the
            Registrant                                               15
Item 11.  Executive Compensation                                     16
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                                    16
Item 13.  Certain Relationships and Related Transactions             16

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                    16-17

SIGNATURES                                                         18-21

EXHIBIT INDEX                                                        22

                              TRUSTMARK CORPORATION
                                 1996 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Trustmark Corporation (the Corporation) is a one-bank holding company which was incorporated under the Mississippi Business Corporation Act on August 5, 1968 and commenced doing business in November 1968. The Corporation's primary business activities are conducted through its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiary, Trustmark Financial Services, Inc. (TFSI). The Bank accounts for substantially all of the assets and revenues of the Corporation. Chartered by the State of Mississippi in 1889, it is headquartered in Jackson and is the largest bank in the state. The Corporation also owns all of the stock of F. S. Corporation and First Building Corporation, both nonbank Mississippi corporations. F. S. Corporation and First Building Corporation are primarily dormant and are not considered significant subsidiaries.
     The Bank offers a variety of deposit, investment and credit products to its customers through a branch network with facilities in 166 locations. The Bank is well established as a provider of depository, credit and cash management services to middle-market and larger businesses. These services range from payroll checking, business checking accounts, corporate savings, secured and unsecured lines of credit and loans to direct deposit payroll, sweep accounts and letters of credit. The Bank also offers MasterCard, VISA, VISA Gold and, beginning in June of 1996, VISA Business credit card services to consumers and merchants throughout Mississippi. In addition, the Trustmark Express Check debit card, which allows customers to access their checking or savings account through any merchant that accepts MasterCard and at any Trustmark Express, Gulfnet or Cirrus automated teller machine (ATM), continues to be very successful. During 1996, the Bank introduced TrustTouch pc, an on-line banking service allowing customers to do their banking around the clock from their homes or offices. Customers may also obtain information about the Bank's services via the Internet by accessing its web site. The Trust Services business unit provides services in three areas: custody, investment management and ancillary services such as a third party fiscal agent. The Investment Services unit provides both institutional and retail customers with quality investment opportunities through its Dealer Bank Department and TFSI. Beginning in 1997, full service brokerage services will be offered at discount prices.
     As of February 28, 1997, the Corporation and the Bank employed 2,267 full-time equivalent employees.

COMPETITION

     The Bank competes with national and state banks in its service areas for all types of depository, credit, investment and trust services. In addition, it competes in its respective service areas with other financial institutions including savings and loan associations, personal loan companies, consumer finance companies, mortgage companies, insurance companies, brokerage firms, investment companies, credit unions and financial service operations of major retailers. All these institutions compete in the areas of interest rates, the availability and quality of services and products, and the pricing of these services and products.

SUPERVISION AND REGULATION

    The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. As such, the Corporation is required to file an annual report and such additional information as the Board of Governors of the Federal Reserve System may require. The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after the acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of the bank. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation, to be closely related to banking or managing or controlling banks "as to be a proper incident thereto." The Board has by regulation determined that a number of activities are closely related to banking within the meaning of the Act. In addition, the Corporation is subject to regulation by the State of Mississippi under its laws of incorporation.
     The Bank is subject to various requirements and restrictions by federal and state banking authorities, including the Office of the Comptroller of the Currency (OCC) and the Mississippi Department of Banking. Areas subject to regulation include loans, reserves, investments, issuance of securities, establishment of branches, loans to directors, executive officers and their related interests, relationships with correspondent banks, consumer protection and other aspects of operations. In addition, national banks are subject to legal limitations on the amount of earnings they may pay as dividends.
     The Bank also is insured by, and therefore subject to, the regulations of the Federal Deposit Insurance Corporation (FDIC). Consequently, the Bank is subject to FDIC insurance assessments. The Bank qualifies for the lowest assessment rate of zero per $100 for deposits insured by the Bank Insurance Fund
(BIF) and the Savings Insurance Fund (SAIF). The Bank has deposits insured by the SAIF as a result of assisted purchases through the Resolution Trust Corporation during the early 1990's. As a result of the passage of the Deposit Insurance Funds Act on September 30, 1996, the Bank was charged a one-time special assessment during the third quarter of 1996 in order to capitalize the SAIF. Beginning in 1997, the FDIC will assess the Bank only for the purpose of retiring debt of the Financing Corporation (FICO). This assessment will be charged at an annual rate of $.01296 per $100 of BIF deposits and $.0648 per $100 of SAIF deposits.
     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. In addition, FDICIA has created restrictions on capital distributions that would leave a depository institution undercapitalized.
     In May of 1993, the FDIC adopted the final rule implementing Section 112 of FDICIA. This regulation includes requirements, procedures and interpretive guidelines that mandate new audit and reporting requirements for financial institutions. As a result of these new requirements, certain formal attestations, assertions and documentation must be imposed on existing control structures. This regulation became effective for fiscal years ending after December 31, 1992.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Trustmark Corporation (the Registrant) and its bank subsidiary, Trustmark National Bank, including their ages, their positions and their principal occupations for the last five years are as follows:

     Frank R. Day, 65, Director, Chairman of the Board, President and Chief Executive Officer, Trustmark Corporation; Chairman of the Board and Chief Executive Officer, Trustmark National Bank since January 1988.

     Harry M. Walker, 46, Secretary, Trustmark Corporation since January 1995; President and Chief Operating Officer, Trustmark National Bank since March 1992.

     Gerard R. Host, 42, Treasurer, Trustmark Corporation since September 1995; Executive Vice President and Chief Financial Officer, Trustmark National Bank since November 1995.

     George R. Day, 61, Executive Vice President and Chief Credit Officer, Trustmark National Bank since November 1991.

     Richard E. Horne, 49, Executive Vice President and Chief Lending Officer, Trustmark National Bank since September 1992. Senior Vice President in Lending and Branch Administration, C & S National Bank, Fort Lauderdale, Florida from August 1988 to August 1992.

     Thomas W. Mullen, 54, Executive Vice President for Strategic Planning, Trustmark National Bank since November 1991.

     William O. Rainey, 57, Executive Vice President and Chief Banking Officer, Trustmark National Bank since November 1991.

     All executive officers, with the exception of Richard E. Horne, have held executive or senior management positions with the Corporation or the Bank for more than five years.

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

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

     The Average Assets and Liabilities table below shows the average balances for all assets and liabilities of the Corporation at year end and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                               December 31, 1996                   December 31, 1995
                                                         ---------------------------         ---------------------------

                                                         Average              Yield/         Average             Yield/
                                                         Balance   Interest    Rate          Balance   Interest   Rate
                                                         -------   --------  -------         -------   --------  -------
ASSETS
Interest-earning assets:
    Federal funds sold and securities purchased
        under reverse repurchase agreements              $76,203     $4,223    5.54%        $113,594     $6,815    6.00%
    Trading securities                                       340         69   20.29%             500         68   13.60%
    Securities available for sale:
        Taxable                                          605,467     34,754    5.74%         455,176     28,872    6.34%
    Securities held to maturity:
        Taxable                                        1,324,384     84,285    6.36%       1,291,136     81,052    6.28%
        Nontaxable                                        92,160      8,245    8.95%          99,933      9,060    9.07%
    Loans, net of unearned income                      2,556,811    231,339    9.05%       2,481,030    227,322    9.16%
                                                       ---------    -------                ---------    -------
    Total interest-earning assets                      4,655,365    362,915    7.80%       4,441,369    353,189    7.95%
Cash and due from banks                                  282,165                             275,235
Other assets                                             234,758                             223,468
Allowance for loan losses                                (62,785)                            (62,547)
                                                       ---------                           ---------
        TOTAL ASSETS                                  $5,109,503                          $4,877,525
                                                       =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits                    $978,165     26,472    2.71%      $1,080,817     31,712    2.93%
    Savings deposits                                     334,925      7,520    2.25%         235,223      6,109    2.60%
    Time deposits                                      1,493,721     78,622    5.26%       1,448,962     74,553    5.15%
    Federal funds purchased and securities sold
        under repurchase agreements                      969,413     48,653    5.02%         898,439     49,171    5.47%
                                                       ---------    -------                ---------    -------
        Total interest-bearing liabilities             3,776,224    161,267    4.27%       3,663,441    161,545    4.41%
                                                                    -------                             -------
Noninterest-bearing demand deposits                      741,324                             701,357
Other liabilities                                         93,442                              60,891
Stockholders' equity                                     498,513                             451,836
                                                       ---------                           ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $5,109,503                          $4,877,525
                                                       =========                           =========

        NET INTEREST MARGIN                                         201,648    4.33%                    191,644    4.31%

Less tax equivalent adjustments:
    Investments                                                       2,886                               3,171
    Loans                                                             1,966                               1,677
                                                                   --------                            --------
        NET INTEREST MARGIN PER ANNUAL REPORT                      $196,796                            $186,796
                                                                   ========                            ========


                                                              December 31, 1994
                                                         ---------------------------
                                                         Average              Yield/
                                                         Balance   Interest    Rate
                                                         -------   --------  -------
ASSETS
Interest-earning assets:
    Federal funds sold and securities purchased
        under reverse repurchase agreements             $156,650     $6,188    3.95%
    Trading securities                                       964         68    7.05%
    Securities available for sale:
        Taxable                                          628,073     40,599    6.46%
    Securities held to maturity:
        Taxable                                        1,215,805     71,797    5.91%
        Nontaxable                                       110,382     10,331    9.36%
    Loans, net of unearned income                      2,246,350    191,739    8.54%
                                                       ---------    -------
    Total interest-earning assets                      4,358,224    320,722    7.36%
Cash and due from banks                                  267,107
Other assets                                             224,336
Allowance for loan losses                                (64,958)
                                                       ---------
        TOTAL ASSETS                                  $4,784,709
                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits                  $1,139,553     28,216    2.48%
    Savings deposits                                     253,968      6,012    2.37%
    Time deposits                                      1,349,727     56,926    4.22%
    Federal funds purchased and securities sold
        under repurchase agreements                      873,480     33,136    3.79%
                                                       ---------    -------
        Total interest-bearing liabilities             3,616,728    124,290    3.44%
                                                                    -------
Noninterest-bearing demand deposits                      695,289
Other liabilities                                         62,876
Stockholders' equity                                     409,816
                                                       ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $4,784,709
                                                       =========

        NET INTEREST MARGIN                                         196,432    4.51%

Less tax equivalent adjustments:
    Investments                                                       3,634
    Loans                                                             1,639
                                                                   --------
        NET INTEREST MARGIN PER ANNUAL REPORT                      $191,159
                                                                   ========

     Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 1995 and 1994 statements to conform to the 1996 method of presentation.

                             TRUSTMARK CORPORATION
                       STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

     The Volume and Yield/Rate Variance table below shows the change from year to year for each component of the tax equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands):


                                                   1996 Compared to 1995            1995 Compared to 1994
                                                Increase (Decrease) Due To:      Increase (Decrease) Due To:
                                                ----------------------------     ----------------------------

                                                            Yield/                           Yield/
                                                 Volume      Rate      Net        Volume      Rate      Net
                                                -------    -------   -------     -------    -------   -------

INTEREST EARNED ON:
  Federal funds sold and securities purchased
    under reverse repurchase agreements         ($2,102)     $(490)  $(2,592)    ($2,007)    $2,634      $627
  Trading securities                                (26)        27         1         (43)        43         0
  Securities available for sale:
        Taxable                                   8,817     (2,935)    5,882     (10,985)      (742)  (11,727)
  Securities held to maturity:
        Taxable                                   2,163      1,070     3,233       4,604      4,651     9,255
        Nontaxable                                 (696)      (119)     (815)       (958)      (313)   (1,271)
  Loans, net of unearned income                   6,801     (2,784)    4,017      20,994     14,589    35,583
                                                -------    -------   -------     -------    -------   -------
      Total interest-earning assets              14,957     (5,231)    9,726      11,605     20,862    32,467

INTEREST PAID ON:
  Interest-bearing demand deposits               (2,926)    (2,314)   (5,240)     (1,496)     4,992     3,496
  Savings deposits                                2,320       (909)    1,411        (463)       560        97
  Time deposits                                   2,406      1,663     4,069       4,410     13,217    17,627
  Federal funds purchased and securities sold
    under repurchase agreements                   3,707     (4,225)     (518)        971     15,064    16,035
                                                -------    -------   -------     -------    -------   -------
      Total interest-bearing liabilities          5,507     (5,785)     (278)      3,422     33,833    37,255
                                                -------    -------   -------     -------    -------   -------
      CHANGE IN NET INTEREST INCOME ON A
          TAX EQUIVALENT BASIS                   $9,450       $554   $10,004      $8,183   ($12,971)  ($4,788)
                                                =======    =======   =======     =======    =======   =======

     The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 1996, 1995 and 1994 . The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

     The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                                December 31,
                                                     ---------------------------------
                                                       1996         1995        1994
                                                     ---------   ---------   ---------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and U. S. Government agencies          $469,396    $413,385    $376,302
Mortgage-backed securities                              39,536      53,382      63,388
                                                     ---------   ---------   ---------
    Total debt securities                              508,932     466,767     439,690
Equity securities                                       13,813      13,080      12,909
                                                     ---------   ---------   ---------
    Total securities available for sale               $522,745    $479,847    $452,599
                                                     =========   =========   =========
SECURITIES HELD TO MATURITY
U. S. Treasury and U. S. Government agencies          $267,636    $257,335    $316,109
Obligations of states and political subdivisions       220,073     212,065     192,321
Mortgage-backed securities                             937,451     884,132     914,130
Other securities                                           100         100         100
                                                     ---------   ---------   ---------
    Total securities held to maturity               $1,425,260  $1,353,632  $1,422,660
                                                     =========   =========   =========

TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          SECURITIES HELD TO MATURITY

     The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 1996 and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                                  Maturing
                                          ------------------------------------------------------------------------------------------
                                                             After One,           After Five,
                                           Within            But Within           But Within            After
                                          One Year   Yield   Five Years   Yield    Ten Years   Yield   Ten Years   Yield     Total
                                          --------   -----   ----------   -----   ----------   -----   ---------   -----   ---------
SECURITIES AVAILABLE FOR SALE
U. S. Treasury and U. S.
  Government agencies                     $167,378    5.47%    $302,018    5.57%                                            $469,396
Mortgage-backed securities                                                           $10,463    7.10%    $29,073   7.05%      39,536
                                          --------             --------             --------            --------           ---------
     Total debt securities                 167,378              302,018               10,463              29,073             508,932
Equity securities                                                                                                             13,813
                                          --------             --------             --------            --------           ---------
     Total securities available for sale  $167,378             $302,018              $10,463             $29,073            $522,745
                                          ========             ========             ========            ========           =========
SECURITIES HELD TO MATURITY
U. S. Treasury and U. S.
  Government agencies                      $79,333    6.48%    $188,303    6.10%                                            $267,636
Obligations of states and
   political subdivisions                   16,860    6.88%      74,526    7.10%     $90,246    7.63%    $38,441   8.68%     220,073
Mortgage-backed securities                   2,858    8.97%      36,114    7.04%     194,183    6.49%    704,296   6.46%     937,451
Other securities                                                                         100    7.50%                            100
                                          --------             --------             --------            --------           ---------
    Total securities held to maturity      $99,051             $298,943             $284,529            $742,737          $1,425,260
                                          ========             ========             ========            ========           =========

     Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.67 years.
     As of December 31, 1996 the Corporation held securities of one issuer with a carrying value exceeding ten percent of total stockholders' equity. General obligations of the State of Mississippi with a carrying value of $136,117,000 and an approximate fair value of $138,445,000 were held on December 31, 1996. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $19,586,000 and an approximate fair value of $19,849,000 which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

     The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):


                                                                           December 31,
                                                 --------------------------------------------------------------
                                                     1996         1995         1994         1993         1992
                                                 ----------   ----------   ----------   ----------   ----------
Real estate loans:
  Construction and land development                $168,650     $144,010     $123,364     $102,873      $86,164
  Secured by 1-4 family residential properties      543,661      553,997      504,078      569,411      485,378
  Secured by nonfarm, nonresidential properties     398,350      380,734      345,130      340,058      308,755
  Other real estate loans                            73,229       69,422       63,169       52,295       50,550
Term federal funds sold                                                                                 125,000
Loans to finance agricultural production             33,950       37,434       34,910       35,490       21,213
Commercial and industrial                           642,758      616,949      594,836      531,054      487,322
Loans to individuals for personal expenditures      645,829      641,409      606,444      529,907      413,457
Obligations of states and political subdivisions     84,918       63,557       50,033       38,407       41,320
Loans for purchasing or carrying securities          20,469       11,626        1,840        3,995        6,490
Lease financing receivables                             997        2,360        3,871        4,427        3,837
Other loans                                          21,762       50,593       19,890       23,101       30,014
                                                 ----------   ----------   ----------   ----------   ----------
        Loans, net of unearned income            $2,634,573   $2,572,091   $2,347,565   $2,231,018   $2,059,500
                                                 ==========   ==========   ==========   ==========   ==========

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

     The  table  below  shows  the  amounts  of  loans  in  certain   categories
outstanding as of December 31, 1996, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                                 Maturing
                                                 --------------------------------------------
                                                  Within    One Year       After
                                                 One Year   Through        Five
                                                  or Less   Five Years     Years      Total
                                                 --------   ----------    -------    --------

Construction and land development                $145,119      $23,531               $168,650
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                     266,270      136,771    $68,538     471,579
Commercial and industrial                         400,073      194,069     48,616     642,758
Other loans (excluding loans to individuals)       82,001       25,837     54,258     162,096
                                                 --------     --------   --------   ---------
       Total                                     $893,463     $380,208   $171,412  $1,445,083
                                                 ========     ========   ========   =========

     The following table shows all loans due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                     Maturing
                                           --------------------------------
                                           One Year       After
                                           Through        Five
                                           Five Years     Years      Total
                                           ----------    -------    -------

Above loans due after one year which have:
  Predetermined interest rates               $361,533   $155,351   $516,884
  Floating interest rates                      18,675     16,061     34,736
                                             --------   --------   --------
        Total                                $380,208   $171,412   $551,620
                                             ========   ========   ========

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

     The table below shows the Corporation's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                                December 31,
                                            ---------------------------------------------------
                                              1996       1995       1994       1993       1992
                                            -------    -------    -------    -------    -------

Nonaccrual loans                             $8,390    $10,055    $12,817    $13,730    $14,008
Restructured loans                                                                        2,552
                                            -------    -------    -------    -------    -------
    Nonperforming loans                       8,390     10,055     12,817     13,730     16,560
Other real estate                             2,734      3,982      3,723      5,709      9,711
                                            -------    -------    -------    -------    -------
    Nonperforming assets                     11,124     14,037     16,540     19,439     26,271
Accruing loans past due 90 days or more       2,407      1,810      2,252      1,816      2,396
                                            -------    -------    -------    -------    -------
    Total nonperforming assets and loans
        past due 90 days or more            $13,531    $15,847    $18,792    $21,255    $28,667
                                            =======    =======    =======    =======    =======

     Generally, a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest has become 90 days past due or Management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on nonaccrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current and prior years is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Interest which would have been accrued on nonaccrual and restructured loans if they had been in compliance with their original terms is immaterial. In addition, interest income on these loans that was included in net income for the periods presented was immaterial.
     At December 31, 1996 Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. The Corporation had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 5.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     The table below summarizes the Corporation's loan loss experience for each of the last five years ($ in thousands):

                                                                         Year Ended December 31,
                                                           ---------------------------------------------------
                                                             1996       1995       1994       1993       1992
                                                           -------    -------    -------    -------    -------

Balance at beginning of period                             $62,000    $65,014    $65,014    $51,871    $41,542
Loans charged off:
  Real estate loans                                         (1,507)    (1,663)    (1,034)    (2,451)    (6,728)
  Loans to finance agricultural production                    (177)      (115)       (21)      (178)      (131)
  Commercial and industrial                                 (1,334)      (764)      (979)    (4,278)    (7,698)
  Loans to individuals for personal expenditures            (5,651)    (6,300)    (4,780)    (4,496)    (5,499)
  All other loans                                             (603)      (648)      (267)      (162)      (120)
                                                           -------    -------    -------    -------    -------
    Total charge-offs                                       (9,272)    (9,490)    (7,081)   (11,565)   (20,176)
Recoveries on loans previously charged off:
  Real estate loans                                            325        981        732        590        890
  Loans to finance agricultural production                       3         10          8                    11
  Commercial and industrial                                  1,334        736        581      2,796      1,221
  Loans to individuals for personal expenditures             2,087      1,848      2,703      2,226      1,495
  All other loans                                              740        462        271        178        151
                                                           -------    -------    -------    -------    -------
    Total recoveries                                         4,489      4,037      4,295      5,790      3,768
                                                           -------    -------    -------    -------    -------
Net charge-offs                                             (4,783)    (5,453)    (2,786)    (5,775)   (16,408)
Additions to allowance charged to operating expense          5,783      2,439      2,786     18,596     26,737
Other additions to allowance for loan losses                                                    322
                                                           -------    -------    -------    -------    -------
Balance at end of period                                   $63,000    $62,000    $65,014    $65,014    $51,871
                                                           =======    =======    =======    =======    =======

Percentage of net charge-offs during period to average
  loans outstanding during the period                         0.19%      0.22%      0.12%      0.27%      0.82%
                                                           =======    =======    =======    =======    =======


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

                              TRUSTMARK CORPORATION
                       STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

      The following table is a summary by allocation category of the Corporation's allowance for loan losses at December 31, 1996. These allocations were determined by internal formulas based upon Management's analyses of the various types of risk associated with the Corporation's loan portfolio. A discussion of Management's methodology for performing these analyses follows the table ($ in thousands):


   Allocation for pools of
     risk-rated loans                                          $26,532
   Additional allocation for
     risk-rated loans                                            1,630
   Allocation for selected
     industries                                                  2,592
   General allocation for
     all other loans                                             8,648
   Allocation for available lines
     of credit and letters of credit                             2,312
   Discretionary                                                21,286
                                                               -------
     Total                                                     $63,000
                                                               =======

     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly utilizing the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201 as well as additional guidance provided in the Interagency Policy Statement. Loss percentages were uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages were determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which were risk-rated Other Loans Especially Mentioned or Substandard and all which were risk-rated Doubtful were reviewed by the Corporation's Internal Asset Review staff to determine if the standard percentages appeared to be sufficient to cover potential loss on each line. In the event that the percentages on any particular lines were determined to be insufficient, additional allocations were made based upon recommendations of lending and asset review personnel.
     Industry allocations were made based on concentrations of credit within the portfolio as well as arbitrary designation of certain other industries by Management.
     The general allocation is included in the allowance to cover potential loan losses within portions of the loan portfolio not addressed in the preceeding allocations. The types of loans included in the general allocation were residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount was based upon the more conservative estimate of loss experience within these categories during 1996, the historical 5-year moving average for each category, or previously established floors.
     The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Arbitrary percentages, which were the same as those applied to the funded portions of the commercial and retail loan portfolios, were applied to cover any potential losses in these off-balance sheet categories.
     The remaining $21,286,000 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate or for issues that cannot or have not been measured on a quantitative basis over a prolonged period of time.
     Because of the stability shown by the Corporation's level of nonperforming assets, Management estimates that the anticipated amount of net charge-offs for 1997 will be at approximately the same level as 1996. However, because of the imprecision inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

                             TRUSTMARK CORPORATION
                      STATISTICAL DISCLOSURES (CONTINUED)



TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

     The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 1996 ($ in thousands):



3 months or less                                                     $195,625
Over 3 months through 6 months                                         80,114
Over 6 months through 12 months                                        49,102
Over 12 months                                                         69,702
                                                                     --------
                 Total                                               $394,543
                                                                     ========




TABLE 11 - SELECTED RATIOS

     The following ratios are presented for each of the last three years:

                                   1996             1995             1994
                                  ------           ------           ------
Return on average assets            1.27%            1.23%            1.15%
Return on average equity           13.07%           13.23%           13.42%
Dividend payout ratio              26.74%           25.73%           25.95%
Equity to assets ratio              9.76%            9.26%            8.57%






TABLE 12 - SHORT-TERM BORROWINGS

     The table below presents certain information concerning the Corporation's short-term borrowings for each of the last three years ($ in thousands):


                                                        1996        1995        1994
                                                      --------    --------    --------
Federal funds purchased and securities
  sold under repurchase agreements:
    Amount outstanding at end of period               $967,191    $932,983    $851,038
    Weighted average interest rate at end of period       5.46%       5.13%       5.38%
    Maximum amount outstanding at any
      month end during each period                  $1,036,564    $945,207    $997,525
    Average amount outstanding during each period     $969,413    $898,439    $873,480
    Weighted average interest rate during each period     5.02%       5.47%       3.79%


ITEM 2.  PROPERTIES

     The Corporation's principal offices are housed in a 14-floor combination office and bank building located in Jackson, Mississippi. This building, along with all other physical properties of the Corporation, are owned by its bank subsidiary. Approximately 155,000 square feet (55%) of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. The Bank also operates 99 full-service branches, 26 limited-service branches and an ATM network which includes 73 ATMs at on-premise locations and 58 ATMs located at off-premise sites. The Bank leases 32 of its 166 total locations with the remainder being owned.

ITEM 3.  LEGAL PROCEEDINGS

     The information required by this item can be found in Note 10, "Commitments and Contingencies," (page 31) included in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Corporation's shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock is listed for trading on the Nasdaq Stock Market. At March 3, 1997 there were approximately 5,248 shareholders of record of the Corporation's common stock. Other information required by this item can be found in Note 12, "Stockholders' Equity," (page 33) and the table captioned "Principal Markets and Prices of the Corporation's Stock" (page 37) included in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item can be found in the table captioned "Selected Financial Data" (page 36) included in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 38-43) included in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Trustmark Corporation and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 1996 Annual Report to Shareholders (pages 19-43) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 36) is also included in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants within the two-year period prior to December 31, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VIII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated February 14, 1997 and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, page 5 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item can be found in Section VI, "Compensation of Executive Officers and Directors," and Section VIII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated February 14, 1997 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and Management can be found in Section IV, "Voting Securities and Principal Holders Thereof," and Section V, "Ownership of Equity Securities by Management," contained in Trustmark Corporation's Proxy Statement dated February 14, 1997 and is incorporated herein by reference.
     The Registrant knows of no arrangements which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions can be found in Section VII, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement dated February 14, 1997 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1. Financial Statements

     The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and Subsidiaries are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Report of Independent Public Accountants
Consolidated Balance Sheets as of
       December 31, 1996 and 1995
Consolidated Statements of Income for the
       Years Ended December 31, 1996, 1995 and 1994
Consolidated Statements of Changes in
       Stockholders' Equity for the Years Ended
       December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995
       and 1994
Notes to Consolidated Financial Statements
       (Notes 1 through 14)
Selected Financial Data, Summary of Quarterly
       Results of Operations, and Principal
       Markets and Prices of the Corporation's Stock

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

                              TRUSTMARK CORPORATION


BY: /s/ Frank R. Day                          BY: /s/ Gerard R. Host
    ----------------------                        ------------------------
    Frank R. Day                                  Gerard R. Host
    Chairman of the Board,                        Treasurer
    President and Chief
    Executive Officer

DATE: March 11, 1997                          DATE: March 11, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  March 11, 1997      BY:
                               --------------------------------------
                               J. Kelly Allgood, Director

DATE:  March 11, 1997      BY: /s/ Reuben V. Anderson
                               --------------------------------------
                               Reuben V. Anderson, Director

DATE:  March 11, 1997      BY: /s/ John L. Black, Jr.
                               ---------------------------------------
                               John L. Black, Jr., Director

DATE:  March 11, 1997      BY: /s/ Harry H. Bush
                               ---------------------------------------
                               Harry H. Bush, Director

DATE:  March 11, 1997      BY: /s/ Robert P. Cooke III
                               ---------------------------------------
                               Robert P. Cooke III, Director

DATE:  March 11, 1997      BY: /s/ Frank R. Day
                               ---------------------------------------
                               Frank R. Day, Principal
                               Executive Officer and Director

DATE:  March 11, 1997      BY: /s/ William C. Deviney, Jr.
                               ---------------------------------------
                               William C. Deviney, Jr., Director

DATE:  March 11, 1997      BY: /s/ D. G. Fountain, Jr.
                               ---------------------------------------
                               D. G. Fountain, Jr., Director

DATE:  March 11, 1997      BY: /s/ C. Gerald Garnett
                               ---------------------------------------
                               C. Gerald Garnett, Director

DATE:  March 11, 1997      BY: /s/ Matthew L. Holleman III
                               ---------------------------------------
                               Matthew L. Holleman III, Director

DATE:  March 11, 1997      BY: /s/ Fred A. Jones
                               ---------------------------------------
                               Fred A. Jones, Director

DATE:  March 11, 1997      BY: /s/ T. H. Kendall III
                               ---------------------------------------
                               T. H. Kendall III, Director

DATE:  March 11, 1997      BY:
                               ---------------------------------------
                               Larry L. Lambiotte, Director

DATE:  March 11, 1997      BY: /s/ Robert V. Massengill
                               ---------------------------------------
                               Robert V. Massengill, Director

DATE:  March 11, 1997      BY: /s/ Donald E. Meiners
                               ---------------------------------------
                               Donald E. Meiners, Director

DATE:  March 11, 1997      BY: /s/ William Neville III
                               ---------------------------------------
                               William Neville III, Director

DATE:  March 11, 1997      BY: /s/ Richard H. Puckett
                               ---------------------------------------
                               Richard H. Puckett, Director

DATE:  March 11, 1997      BY: /s/ Charles W. Renfrow
                               ---------------------------------------
                               Charles W. Renfrow, Director

DATE:  March 11, 1997      BY: /s/ Clyda S. Rent
                               ---------------------------------------
                               Clyda S. Rent, Director

DATE:  March 11, 1997      BY: /s/ William Thomas Shows
                               ---------------------------------------
                               William Thomas Shows, Director

DATE:  March 11, 1997      BY: /s/ Harry M. Walker
                               ---------------------------------------
                               Harry M. Walker, Director

DATE:  March 11, 1997      BY: /s/ LeRoy G. Walker, Jr.
                               ---------------------------------------
                               LeRoy G. Walker, Jr., Director

DATE:  March 11, 1997      BY: /s/ Paul H. Watson, Jr.
                               ---------------------------------------
                               Paul H. Watson, Jr., Director

DATE:  March 11, 1997      BY:
                               ---------------------------------------
                               John C. Wheeless, Jr., Director

DATE:  March 11, 1997      BY: /s/ Allen Wood, Jr.
                               ---------------------------------------
                               Allen Wood, Jr., Director

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

    10-e Long Term Incentive Plan for key employees of Trustmark Corporation and its subsidiaries, approved March 11, 1997.Filed as Exhibit 10-e to the Corporation's Form 10-K Annual Report for the year ended December 31, 1996.

    13 Only those portions of the Registrant's 1996 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

    27     Financial Data Schedule.

    All other exhibits are omitted as they are inapplicable or not required by the related instructions.