Form 10-Q
period 1997-03-31
TRUSTMARK CORP
filed 1997-05-13
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Title                                              Outstanding
Common stock, no par value                                   36,386,808

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                   (Unaudited)
                                                                     March 31,   December 31,
                                                                       1997           1996*
                                                                    ----------     ----------
ASSETS
Cash and due from banks (noninterest-bearing)                         $287,258       $337,090
Federal funds sold and securities purchased
  under reverse repurchase agreements                                  231,000         92,718
Trading account securities                                                 679            102
Securities available for sale                                          572,456        527,942
Securities held to maturity (fair value: $1,404,319-1997;
  $1,431,805-1996)                                                   1,415,023      1,425,260
Loans                                                                2,689,667      2,637,320
  Less:  Unearned income                                                 2,346          2,747
         Allowance for loan losses                                      63,800         63,000
                                                                    ----------     ----------
  Net loans                                                          2,623,521      2,571,573
Premises and equipment                                                  64,424         61,535
Intangible assets                                                       38,235         38,637
Other assets                                                           144,487        138,827
                                                                    ----------     ----------
  TOTAL ASSETS                                                      $5,377,083     $5,193,684
                                                                    ==========     ==========


LIABILITIES
Deposits:
  Noninterest-bearing                                                 $791,120       $826,137
  Interest-bearing                                                   2,987,700      2,771,299
                                                                    ----------     ----------
    Total deposits                                                   3,778,820      3,597,436
Federal funds purchased                                                119,322        201,965
Securities sold under repurchase agreements                            798,021        765,226
Other liabilities                                                      133,178        104,873
                                                                    ----------     ----------
  TOTAL LIABILITIES                                                  4,829,341      4,669,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, no par value:
  Authorized:  100,000,000 shares
  Issued and outstanding: 36,386,808 shares                             15,161         14,546
Surplus                                                                248,038        244,578
Retained earnings                                                      283,704        261,850
Net unrealized gain on securities available for sale, net of tax           839          3,210
                                                                    ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY                                           547,742        524,184
                                                                    ----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $5,377,083     $5,193,684
                                                                    ==========     ==========



 * Derived from audited financial statements.

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                          1997            1996
                                                         -------        -------
INTEREST INCOME
Interest and fees on loans                               $59,336        $57,022
Interest on securities:
  Taxable interest income                                 29,459         28,645
  Interest income exempt from federal income taxes         1,526          1,448
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements            1,485          2,088
                                                         -------        -------
  TOTAL INTEREST INCOME                                   91,806         89,203
INTEREST EXPENSE
Interest on deposits                                      29,522         28,129
Interest on federal funds purchased and securities
  sold under repurchase agreements                        11,250         12,881
Other interest expense                                       770            287
                                                         -------        -------
  TOTAL INTEREST EXPENSE                                  41,542         41,297
                                                         -------        -------
NET INTEREST INCOME                                       50,264         47,906
Provision for loan losses                                    908          2,144
                                                         -------        -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               49,356         45,762
NONINTEREST INCOME
Trust service income                                       3,040          2,382
Service charges on deposit accounts                        6,005          5,572
Other account charges, fees and commissions                7,725          6,845
Securities losses                                                            (4)
Other income                                               1,192          1,005
                                                         -------        -------
  TOTAL NONINTEREST INCOME                                17,962         15,800
NONINTEREST EXPENSES
Salaries and employee benefits                            20,937         19,002
Net occupancy - premises                                   2,399          2,122
Equipment expenses                                         2,989          3,105
Services and fees                                          5,658          4,958
FDIC insurance assessment                                    (65)           498
Amortization of intangible assets                          2,305          1,935
Other expenses                                             6,109          6,296
                                                         -------        -------
  TOTAL NONINTEREST EXPENSES                              40,332         37,916
                                                         -------        -------
INCOME BEFORE INCOME TAXES                                26,986         23,646
Income taxes                                               9,311          8,277
                                                         -------        -------
NET INCOME                                               $17,675        $15,369
                                                         =======        =======

NET INCOME PER SHARE                                       $0.49          $0.44
                                                         =======        =======

WEIGHTED AVERAGE SHARES OUTSTANDING                   36,386,808     34,910,683



See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (Unaudited)



                                                                          Three months ended March 31,
                                                                         -------------------------------
                                                                           1997                   1996
                                                                         --------               --------
OPERATING ACTIVITIES
Net income                                                                $17,675                $15,369
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
    Provision for loan losses                                                 908                  2,144
    Provision for depreciation and amortization                             4,741                  4,262
    Net amortization (accretion) of securities                                161                 (1,608)
    Securities losses                                                                                 (4)
    Gains and writedowns on other real estate                                  (5)                   (48)
    Other                                                                  12,744                   (464)
    Increase in intangible assets                                          (1,940)                (2,872)
    Increase in deferred income taxes                                        (633)                  (919)
   (Increase) decrease in other assets                                     (4,828)                 2,128
    Increase in other liabilities                                          28,305                  8,997
                                                                         --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  57,128                 26,993
                                                                         --------               --------

INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale        58,984                 34,580
Proceeds from calls and maturities of securities held to maturity          57,014                 52,270
Proceeds from sales of securities available for sale                                              96,645
Purchases of securities available for sale                               (109,391)              (343,583)
Purchases of securities held to maturity                                  (44,886)               (96,590)
Net (increase) decrease in federal funds sold and securities
  purchased under reverse repurchase agreements                          (138,282)                 1,917
Net (increase) decrease in loans                                          (52,271)                32,391
Purchases of premises and equipment                                        (4,929)                (1,743)
Proceeds from sales of premises and equipment                                   3                     18
Proceeds from sales of other real estate                                      356                    936
                                                                         --------               --------
NET CASH USED BY INVESTING ACTIVITIES                                    (233,402)              (223,159)
                                                                         --------               --------

FINANCING ACTIVITIES
Net increase in deposits                                                  181,384                 99,603
Net (decrease) increase in federal funds purchased and
  securities sold under repurchase agreements                             (49,848)                86,332
Cash dividends paid                                                        (5,094)                (4,189)
                                                                         --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 126,442                181,746
                                                                         --------               --------
Decrease in cash and cash equivalents                                     (49,832)               (14,420)
Cash and cash equivalents at beginning of year                            337,090                299,006
                                                                         --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $287,258               $284,586
                                                                         ========               ========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES
         OF CONSOLIDATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (the Corporation) 1996 annual report on Form 10-K.
     The consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, First Building Corporation, F.S. Corporation, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiary, Trustmark Financial Services, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - LOANS
     The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, 1997 and 1996 ($ in thousands):
                                                1997         1996
                                               -------      -------
Balance at beginning of year                   $63,000      $62,000
Provision charged to expense                       908        2,144
Loans charged off                               (1,901)      (2,077)
Recoveries                                       1,002          933
Allowance applicable to loans of acquired bank     791
                                               -------      -------
Balance at end of period                       $63,800      $63,000
                                               =======      =======

     At March 31, 1997, the recorded investment in commercial loans considered to be impaired under Statement of Accounting Standards (SFAS) No. 114 was $7.0 million, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the three months ended March 31, 1997, the average recorded investment in impaired loans was approximately $6.9 million, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $9.0 million at March 31, 1997. The foregone interest associated with such loans is immaterial.

NOTE 3 -  CONTINGENCIES
     Twenty-three suits are pending in federal court against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance (CPI) on particular automobile and mobile home loans. On September 18, 1995, one of the suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile (or other property) through Trustmark and whose loans were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an order in the class action enjoining all other pending CPI-related lawsuits and enjoining all future CPI-related lawsuits. In November 1996, a proposed classwide settlement, filed in United States District Court for the Southern District of Mississippi, received preliminary court approval. The proposed settlement includes a cash payment of $4 million and forgiveness of uncollected CPI debts. Notices were mailed to approximately 6,000 borrowers. Final court approval of the proposed settlement was the subject of a fairness hearing held by the United States District Court on April 14, 1997. The parties are awaiting the court's decision. The effects of this proposed settlement are included in the consolidated financial statements.
     In addition, Trustmark is defendant in various other pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS
     During the three months ended March 31, 1997, the Corporation did not make an income tax payment. During the three months ended March 31, 1996, the Corporation paid approximately $100 thousand in income taxes. During the three months ended March 31, 1997 and 1996, the Corporation paid $39.6 million and $40.7 million, respectively, in interest on deposit liabilities and other borrowings. For the three months ended March 31, 1997 and and 1996, noncash transfers from loans to foreclosed properties were $848 thousand and $437 thousand, respectively.

NOTE 5 - RECENT PRONOUNCEMENTS
     In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides new accounting and reporting standards for sales, securitizations, servicing of financial assets and extinguishment of liabilities. This statement was adopted by the Corporation on January 1, 1997, except for certain transactions which have been delayed until after December 31, 1997. The adoption of this standard did not have a material impact on the Corporations's financial condition or results of operations. Management does not expect the impact of the delayed portion of this standard to materially affect the Corporation's financial condition or results of operations.
     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. Since the Corporation's capital structure would not be defined as complex, Management does not expect the impact of this standard to affect the Corporation's disclosure of EPS.

     In conjunction with SFAS No. 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement continues the requirements to disclose certain information about an entity's capital structure that was found in previously issued accounting standards, but now requires these disclosures for all entities. This statement is effective for financial statements for periods ending after December 15, 1997. Since the Corporation has been disclosing the information required by previous accounting standards, Management does not expect the impact of this standard to affect the Corporation's disclosures of its capital structure.

NOTE 6 - BUSINESS COMBINATIONS
     During the first quarter of 1997, Trustmark Corporation completed its merger with First Corinth Corporation (FCC) and its subsidiary, National Bank of Commerce of Corinth (NBC). The Corporation issued approximately 1.5 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Corporation has restated its financial statements to include FCC and NBC as of January 1, 1997. Prior years' financial statements were not restated as the changes would have been immaterial.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements found elsewhere in this report.

FINANCIAL SUMMARY
     Trustmark Corporation reported net income of $17.675 million, or $.49 per share for the first quarter of 1997, compared with $15.369 million, or $.44 per share for the first quarter of 1996. The increase in earnings reflects a higher level of net interest income, continued improvement in other noninterest income and controlled noninterest expense growth.
     Total assets at March 31, 1997 increased 3.51% over 1996 to $5.377 billion, while stockholders' equity increased by 12.73% over 1996 and equaled $547.742 million. The return on average assets for 1997 was 1.36% compared with 1.20% for 1996.

BUSINESS COMBINATIONS
     A strategic objective of the Corporation is to achieve asset growth through mergers and acquisitions. Management is continually evaluating new market areas in which to expand and provide its financial services.
     During the first quarter of 1997, Trustmark Corporation completed its merger with First Corinth Corporation (FCC) and its subsidiary, National Bank of Commerce of Corinth (NBC). The Corporation issued approximately 1.5 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Corporation has restated its financial statements to include FCC and NBC as of January 1, 1997. Prior years' financial statements were not restated as the changes would have been immaterial.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
     A key objective of the Corporation's asset/liability management program is to quantify, monitor and control interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments. The Asset/Liability Committee, consisting of executive officers, sets the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within board policy limits. The primary tool utilized by this committee is an asset/liability modeling system used to evaluate exposure to interest rate risk and to project earnings and manage balance sheet growth. The Asset/Liability Committees of both executive officers and the Board of Directors meet monthly to evaluate current and projected interest rate risk positions and review the balance sheet composition.
     The interest rate sensitivity gap analysis shown in the accompanying table compares the volume of rate sensitive assets against rate sensitive liabilities during the next year. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. The table presents the rate sensitivity gap analysis at March 31, 1997 ($ in thousands):

                                     Interest Sensitive Within
                                       90 days       One Year
                                     ----------    ----------
Total rate sensitive assets         $ 1,523,117   $ 2,259,794
Total rate sensitive liabilities      1,735,585     2,621,774
                                     ----------    ----------
Net gap                             $  (212,468)  $  (361,980)
                                     ==========    ==========

     The analysis indicates that the Corporation is in a negative gap position over the next three and twelve month time periods. However, this position has decreased significantly since the end of 1996 in response to an increase in overnight investments. Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates should they occur.
     The Asset/Liability Committee establishes guidelines by which they monitor the current liquidity position to ensure adequate funding capacity. The Corporation's goal is to maintain an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. This is accomplished through the active management of both the asset and liability sides of the balance sheet and by maintaining accessibility to local, regional and national funding sources. The ability to maintain consistent earnings and adequate capital also enhances the Corporation's liquidity.

EARNING ASSETS
     The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 1997 were $4.906 billion, or 91.25% of total assets, compared with $4.681 billion, or 90.12% of total assets for December 31, 1996.
     Loans are the largest category of earning assets for the Corporation and produce the highest level of interest income. At March 31, 1997, total loans were $2.687 billion, an increase of $52.7 million, or 2.00%, from the $2.635 billion reported at December 31, 1996. This loan growth is attributable to strengthened demand for both commercial and consumer credit in the Corporation's market areas.
     Loans secured by real estate increased $50.8 million during the first quarter of 1997 primarily in 1-4 family residential properties and commercial real estate. The Corporation has increased its residential and commercial real estate loans through competitive pricing, superior customer service and a retail network of its community banks.
     The Corporation's conservative lending policies have produced consistently strong asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the table below ($ in thousands):

                                             March 31,      December 31,
                                          ---------------   -----------
                                           1997     1996        1996
                                          ------   ------      ------
Nonaccrual loans                          $9,014  $12,554      $8,390
Restructured loans                             0        0           0
                                          ------   ------      ------
Nonperforming loans                        9,014   12,554       8,390
Other real estate (ORE)                    3,227    3,534       2,734
                                          ------   ------      ------
Nonperforming assets                      12,241   16,088      11,124
Accruing loans past due 90 days or more    2,117    2,507       2,407
                                          ------   ------      ------
Total nonperforming assets and
  loans past due 90 days or more         $14,358  $18,595     $13,531
                                          ======   ======      ======

Nonperforming assets/Total loans + ORE       .45%     .42%        .63%
                                          ======   ======      ======

     As seen above, the Corporation's level of nonperforming assets and loans past due 90 days or more at March 31, 1997 remained essentially unchanged from the December 31, 1996 level while improving from the March 31, 1996 level. The Corporation has historically maintained relatively low levels of nonperforming assets due to strong underwriting standards, consistent credit reviews and a prudent loan charge-off policy. At March 31, 1997, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
     The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal review is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. At March 31, 1997, the allowance for loan losses was $63.8 million, representing 2.37% of total loans outstanding and providing 708% coverage of nonperforming loans. This compares with an allowance for loan losses of $63.0 million at December 31, 1996, representing 2.39% of total loans outstanding and providing 751% coverage of nonperforming loans.
     Net charge-offs were $899 thousand or .14% of average loans for the three months ended March 31, 1997, down $245 thousand or 21.4% from $1.144 million or
 .18% of average loans for the three months ended March 31, 1996. The Corporation's level of net charge-offs for 1997 compares favorably to its peer group.
     The securities portfolio is utilized to provide a quality investment alternative for available funds and a stable source of interest income. At March 31, 1997, securities available for sale (AFS), with a carrying value of $572.5 million, and securities held to maturity (HTM), with a carrying value of $1.415 billion, combined to create a securities portfolio totaling $1.987 billion, an increase of $34.3 million or 1.75% from December 31, 1996. This growth has come primarily from the purchase of shorter term U. S. Government securities that have provided the Corporation a greater degree of liquidity in addition to providing additional collateral for pledging purposes.
     Management continues to stress credit quality as one of the strategic goals of the securities portfolio. This is clearly visible as more than 86% of the portfolio is invested in U. S. Government and Agency securities.
     At March 31, 1997, securities AFS had a carrying value of $572.5 million and an amortized cost of $571.1 million. This compares with a carrying value of $527.9 million and an amortized cost of $522.7 million at December 31, 1996. At March 31, 1997, gross unrealized gains were $8.7 million on securities AFS while gross unrealized losses were $7.4 million. Net unrealized gains are shown as a separate component of stockholders' equity, net of taxes and equaled $839 thousand at March 31, 1997.
     The carrying value of securities HTM was $1.415 billion at March 31, 1997 compared with $1.425 billion at year end 1996. The fair value of HTM securities at March 31, 1997 was $1.404 billion compared with $1.432 billion at year end 1996. Gross unrealized gains were $6.6 million and gross unrealized losses were $17.3 million on securities HTM at March 31, 1997.
     Federal funds sold and securities purchased under reverse repurchase agreements were $231.0 million at March 31, 1997, an increase of $138.3 million when compared with year end 1996. The Corporation has utilized federal funds
sold  and  securities  purchased  under  reverse  repurchase   agreements  as  a
short-term   investment   to  match  the   short-term   maturities  of  seasonal
governmental time deposits sold during the first quarter of 1997.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     Deposits originating within the communities served by the Bank are the primary source of funding for the Corporation's earning assets. Total deposits were $3.779 billion at March 31, 1997, an increase of $181.4 million, or 5.0%, over year end 1996. Noninterest-bearing deposits declined by $35.0 million while interest-bearing deposits grew $216.4 million when comparing March 31, 1997 to December 31, 1996. This growth in interest-bearing deposits is linked directly to substantial increases in certificates of deposit. The Corporation has continued to bring in new core deposits from a special certificates of deposit program that began in 1996. In addition, purchases of certificates of deposit of $100,000 or more have grown primarily from governmental units who traditionally have an increase in receipts during the first quarter of each year.
     Other interest-bearing liabilities include all interest-bearing liabilities except deposits. Short-term liabilities included in this category consist of federal funds purchased and securities sold under agreements to repurchase.
     Federal funds purchased were $119.3 million at March 31, 1997 and decreased $82.6 million when compared with year end 1996. Securities sold under repurchase agreements totaled $798.0 million at March 31, 1997, an increase of $32.8 million since year end 1996. Because of the funding available from certificates of deposit, the Corporation was able to reduce its overall need for funds from other interest-bearing liabilities.

CONTINGENCIES
     Twenty-three suits are pending in federal court against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance (CPI) on particular automobile and mobile home loans. On September 18, 1995, one of the suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile (or other property) through Trustmark and whose loans were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an order in the class action enjoining all other pending CPI-related lawsuits and enjoining all future CPI-related lawsuits. In November 1996, a proposed classwide settlement, filed in United States District Court for the Southern District of Mississippi, received preliminary court approval. The proposed settlement includes a cash payment of $4 million and forgiveness of uncollected CPI debts. Notices were mailed to approximately 6,000 borrowers. Final court approval of the proposed settlement was the subject of a fairness hearing held by the United States District Court on April 14, 1997. The parties are awaiting the court's decision. The effects of this proposed settlement are included in the consolidated financial statements.
     In addition, Trustmark is defendant in various other pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

STOCKHOLDERS' EQUITY
     The regulatory capital ratios for the Corporation and the Bank are shown below compared to the minimums that are currently required under capital adequacy standards imposed by their regulators. Management believes, at March 31, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized. The Corporation's and the Bank's actual, as well as minimum, regulatory capital amounts and ratios at March 31, 1997 are presented in the table below ($ in thousands):

                                            Actual          Minimum Regulatory
                                        Regulatory Capital   Capital Required
                                        ------------------  -----------------
                                         Amount     Ratio    Amount    Ratio
                                        --------   -------  --------  -------
Total Capital (to Risk Weighted Assets)
         Trustmark Corporation          $575,299    19.45%  $236,571    8.00%
         Trustmark National Bank        $560,457    19.04%  $235,484    8.00%
Tier 1 Capital (to Risk Weighted Assets)
         Trustmark Corporation          $538,003    18.19%  $118,286    4.00%
         Trustmark National Bank        $523,329    17.78%  $117,742    4.00%
Tier 1 Capital (to Average Assets)
         Trustmark Corporation          $538,003    10.21%  $210,743    4.00%
         Trustmark National Bank        $523,329     9.96%  $210,184    4.00%

     At March 31, 1997, the Corporation had stockholders' equity of $547.7 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $839 thousand. This compares to total stockholders' equity at December 31, 1996 of $524.2 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $3.2 million.
     Based on a dividend payout ratio of 28.57%, the Corporation retained 71.43% of its earnings during the first quarter of 1997, generating an internal capital growth rate of 9.44%. Dividends for the first quarter of 1997 were $.14 per share compared to $.12 per share for the first quarter of 1996. Book value for the Corporation's common stock was $15.05 at March 31, 1997, compared with the closing market price of $24.50.

NET INTEREST INCOME
     Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets. NII is the principal source of income for the Corporation. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a major impact on earnings.
     For the first quarter of 1997, the Corporation's level of NII increased by $2.4 million, or 4.9%, when compared with the same time in 1996. The improvement in NII for 1997 was due to a higher volume of average earning assets combined with a relatively stable interest rate environment producing an increase in interest income while the Corporation was able to slightly decrease the costs of its funding sources.
     For the first quarter of 1997, average earning assets increased 2.9% when compared to the first quarter of 1996. This was driven by a 2.3% increase in average securities and a 5.1% increase in average loans. When this growth was combined with relatively stable interest rates, the yield on average earning assets increased by eight basis points when compared to the first quarter of 1996. This combination resulted in an increase in total interest income of $2.6 million, or 2.9%, when comparing the first quarter of 1997 with 1996.
     Average interest-bearing liabilities grew by only .23% during the first quarter of 1997. Growth of 4.3% in interest-bearing deposits was offset by a decline of 10.9% in federal funds purchased and securities sold under repurchase agreements. Since federal funds purchased and securities sold under repurchase agreements are the higher yielding interest-bearing liabilities, their decline had a substantial impact on the yield of interest-bearing liabilities dropping by six basis points during the first quarter of 1997. As a result, total interest expense increased by only $245 thousand when comparing the first quarter of 1997 to the same time in 1996.
     The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                            1997          1996
                                            ----          ----
Yield on interest-earning assets-FTE        7.87%         7.79%
Rate on interest-bearing liabilities        3.50%         3.56%
                                            ----          ----
Net interest margin-FTE                     4.37%         4.23%
                                            ====          ====

     The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
     The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first quarter of 1997, the Corporation's provision for loan losses was $908 thousand compared with $2.144 million for the first quarter of 1996. The increase in the provision during 1996 can be attributed to Management's decision to raise the allowance for loan losses given the overall growth and composition of the loan portfolio.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first quarter of 1997, as noninterest income, excluding securities gains, increased 13.6% when compared with the same time in 1996.
     The largest single category of noninterest income, other account charges, fees and commissions, increased $880 thousand, or 12.9%, during the first quarter of 1997. The major contributors to the growth in this category during these periods were fees generated from residential mortgage servicing, discount brokerage services, credit cards, ATMs and a variety of other fee producing products and services.
     Service charges for the first quarter of 1997 grew by $433 thousand, or 7.8%, when compared with the first quarter of 1996. This increase can be attributed to a reduction in the amount of waived service charges and a higher volume of consumer account activity.
     Trust service income increased by $658 thousand during the first quarter of 1997 as the Bank continued to be one of the largest providers of asset management services in Mississippi. At March 31, 1997, the Bank had trust accounts with an asset market value of approximately $5.0 billion.
     The increase in other income experienced during the first quarter of 1997 can be attributed primarily to gains on the sale of mortgage loans in the secondary market.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, was 57.9% for the first quarter of 1997 compared with 58.4% for the first quarter of 1996.
     Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $1.935 million, or 10.2%, when comparing 1997 with 1996. The primary reasons for the increase were enhancements to employee benefit plans and additional personnel. The number of full-time equivalent employees totaled 2,306 at March 31, 1997 (including 45 as a result of the merger with First Corinth Corp.) and 2,206 at March 31, 1996.
     Services and fees increased $700 thousand when comparing the first quarter of 1997 to the same time in 1996. Increased costs for professional fees, advertising and communication expense contributed to this increase.
     Several changes in the FDIC assessment took place during 1996 and 1997 and resulted in a decline of the FDIC assessment by $563 thousand when comparing the first quarter of 1997 to the first quarter of 1996. As a result of the passage on September 30, 1996 of the Deposit Insurance Funds Act(DIFA), the Corporation received a refund of its fourth quarter FDIC assessment on January 2, 1997. This was offset somewhat by the new Financing Corporation (FICO) assessment that began in 1997 for both Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) assessable deposits. For the first quarter of 1996, the Corporation paid an FDIC assessment on its deposits insured by the SAIF at the rate of $.23 per $100 of SAIF assessable deposits. This assessment was reduced to zero by the DIFA legislation which was effective for 1997.
     The amortization of intangible assets increased $370 thousand when comparing the first quarter of 1997 with the same time in 1996. The amount of mortgages serviced increased 12.8% when comparing March 31, 1997 with March 31, 1996 and provided a larger base of mortgage servicing rights that began amortization during that period. In addition, the Corporation adopted Statement of Financial Accounting Standards(SFAS) No. 122 in January 1996 which eliminated the distinction between purchased mortgage servicing rights and the mortgage servicing rights on loans originated by the Corporation. This resulted in an additional $1.6 million in originated mortgage servicing rights that began amortization in 1996.

INCOME TAXES
     For the three months ended March 31, 1997, the Corporation's effective tax rate was 34.5% compared with 35.0% for the first three months of 1996. The decrease in the Corporation's effective tax rate is due primarily to an increase in tax-exempt interest as a percentage of pretax income.

OFF-BALANCE SHEET INSTRUMENTS
     The Corporation's principal objective in issuing derivatives for purposes other than trading is asset/liability management. To achieve that objective, the Corporation enters into forward interest rate contracts involving commitments to sell mortgages originated or purchased by the Corporation. Interest rate forward contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. These contracts allow the Corporation to fix the interest rate at which it can offer mortgage loans to its customers or purchase mortgages from other financial institutions. Gains or losses on the sale of mortgages in the secondary market are recorded upon the sale of the mortgages and included in other income. Any decline in the market value of mortgages which are pending sale in the secondary market and are held by the Corporation at the end of a financial reporting period is recognized at that time. As of March 31, 1997, the Corporation's exposure under commitments to sell mortgages is immaterial. The remaining maturity on all forward interest rate contracts is less than one year.

OTHER REGULATORY MATTERS
     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides new accounting and reporting standards for sales, securitizations, servicing of financial assets and extinguishment of liabilities. This statement was adopted by the Corporation on January 1, 1997, except for certain transactions which have been delayed until after December 31, 1997. The adoption of this standard did not have a material impact on the Corporations's financial condition or results of operations. Management does not expect the impact of the delayed portion of this standard to materially affect the Corporation's financial condition or results of operations.
     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. Since the Corporation's capital structure would not be defined as complex, Management does not expect the impact of this standard to affect the Corporation's disclosure of EPS.
     In conjunction with SFAS No. 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement continues the requirements to disclose certain information about an entity's capital structure that was found in previously issued accounting standards but now requires these disclosures for all entities. This statement is effective for financial statements for periods ending after December 15, 1997. Since the Corporation has been disclosing the information required by previous accounting standards, Management does not expect the impact of this standard to affect the Corporation's disclosures of its capital structure.

                           Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     There were no material developments for the quarter ended March 31, 1997, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
1. The following exhibits are included herein:

   (27) Financial Data Schedule

     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

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

TRUSTMARK CORPORATION

By: /s/ Frank R. Day
    --------------------------------------------------------------
        Frank R. Day      Chairman of the Board, President and CEO

Date: May 13, 1997

By: /s/ Harry M. Walker
    --------------------------------------------------------------
        Harry M. Walker   Secretary

Date: May 13, 1997

By: /s/ Gerard R. Host
    --------------------------------------------------------------
        Gerard R. Host    Treasurer

Date: May 13, 1997

                                  EXHIBIT INDEX


Exhibit Number                             Description
--------------                         -----------------------
     27                                Financial Data Schedule