Form 10-Q
period 1997-06-30
TRUSTMARK CORP
filed 1997-08-14
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 1997.

          Title                                                      Outstanding
Common stock, no par value                                            36,367,808

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)


                                                                (Unaudited)
                                                                  June 30,       December 31,
                                                                   1997              1996*
                                                                ----------        ----------
ASSETS
Cash and due from banks (noninterest-bearing)                   $  273,119        $  337,090
Federal funds sold and securities purchased
  under reverse repurchase agreements                               30,636            92,718
Trading account securities                                             112               102
Securities available for sale                                      644,863           527,942
Securities held to maturity (fair value: $1,412,861-1997;
  $1,431,805-1996)                                               1,409,552         1,425,260
Loans                                                            2,731,830         2,637,320
  Less:  Unearned income                                             1,913             2,747
         Allowance for loan losses                                  63,800            63,000
                                                                ----------        ----------
  Net loans                                                      2,666,117         2,571,573
Premises and equipment                                              64,990            61,535
Intangible assets                                                   37,757            38,637
Other assets                                                       142,369           138,827
                                                                ----------        ----------
  TOTAL ASSETS                                                  $5,269,515        $5,193,684
                                                                ==========        ==========


LIABILITIES
Deposits:
  Noninterest-bearing                                           $  779,642        $  826,137
  Interest-bearing                                               2,917,781         2,771,299
                                                                ----------        ----------
    Total deposits                                               3,697,423         3,597,436
Federal funds purchased                                            101,369           201,965
Securities sold under repurchase agreements                        752,508           765,226
Other short-term borrowings                                         98,280            26,361
Other liabilities                                                   55,283            78,512
                                                                ----------        ----------
  TOTAL LIABILITIES                                              4,704,863         4,669,500

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
  Common stock, no par value:
  Authorized:  100,000,000 shares
  Issued and outstanding: 36,386,808 shares                         15,161            14,546
Surplus                                                            248,038           244,578
Retained earnings                                                  296,152           261,850
Net unrealized gain on securities available for sale, net of tax     5,301             3,210
                                                                ----------        ----------
  TOTAL STOCKHOLDERS' EQUITY                                       564,652           524,184
                                                                ----------        ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $5,269,515        $5,193,684
                                                                ==========        ==========




 * Derived from audited financial statements.

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                   (Unaudited)


                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                     ---------------------      ---------------------
                                                      1997           1996         1997         1996
                                                     -------       -------      --------     --------
INTEREST INCOME
Interest and fees on loans                           $60,453       $56,262      $119,789      $113,284
Interest on securities:
  Taxable interest income                             30,567        30,690        60,026        59,335
  Interest income exempt from federal income taxes     1,493         1,432         3,019         2,880
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements        1,313           948         2,798         3,036
                                                     -------       -------      --------      --------
  TOTAL INTEREST INCOME                               93,826        89,332       185,632       178,535
INTEREST EXPENSE
Interest on deposits                                  30,283        28,247        59,805        56,376
Interest on federal funds purchased and securities
  sold under repurchase agreements                    11,612        12,145        22,862        25,026
Other interest expense                                 1,632           469         2,402           756
                                                     -------       -------      --------      --------
  TOTAL INTEREST EXPENSE                              43,527        40,861        85,069        82,158
                                                     -------       -------      --------      --------
NET INTEREST INCOME                                   50,299        48,471       100,563        96,377
Provision for loan losses                              1,357         1,364         2,265         3,508
                                                     -------       -------      --------      --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           48,942        47,107        98,298        92,869
NONINTEREST INCOME
Trust service income                                   2,841         2,382         5,881         4,764
Service charges on deposit accounts                    6,056         5,836        12,061        11,408
Other account charges, fees and commissions            8,135         7,190        15,860        14,035
Securities gains                                         410            50           410            46
Other income                                           1,369           880         2,561         1,885
                                                     -------       -------      --------      --------
  TOTAL NONINTEREST INCOME                            18,811        16,338        36,773        32,138
NONINTEREST EXPENSES
Salaries and employee benefits                        21,337        19,098        42,274        38,100
Net occupancy - premises                               2,400         2,330         4,799         4,452
Equipment expenses                                     3,471         3,008         6,460         6,113
Services and fees                                      5,692         5,182        11,350        10,140
FDIC insurance assessment                                155           507            90         1,005
Amortization of intangible assets                      2,398         2,056         4,703         3,991
Other expenses                                         6,285         6,412        12,394        12,708
                                                     -------       -------      --------      --------
  TOTAL NONINTEREST EXPENSES                          41,738        38,593        82,070        76,509
                                                     -------       -------      --------      --------
INCOME BEFORE INCOME TAXES                            26,015        24,852        53,001        48,498
Income taxes                                           8,473         8,665        17,784        16,942
                                                     -------       -------      --------      --------
NET INCOME                                           $17,542       $16,187       $35,217       $31,556
                                                     =======       =======      ========      ========

NET INCOME PER SHARE                                   $0.48         $0.46         $0.97         $0.90
                                                     =======       =======      ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING               36,386,808    34,910,683    36,386,808    34,910,683



See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (Unaudited)



                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                         1997            1996
                                                                       ---------       ---------
OPERATING ACTIVITIES
Net income                                                             $  35,217       $  31,556
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                                              2,264           3,508
    Provision for depreciation and amortization                            9,619           8,656
    Net amortization (accretion) of securities                               145          (3,325)
    Securities gains                                                        (410)            (46)
    Gains and writedowns on other real estate                                (15)             (2)
    Other                                                                 12,264            (960)
    Increase in intangible assets                                         (3,899)         (5,279)
    Increase in deferred income taxes                                       (570)         (1,589)
    Increase in other assets                                              (6,330)           (927)
    (Decrease) increase in other liabilities                             (23,229)          1,552
                                                                       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 25,056          33,144
                                                                       ---------       ---------

INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale       81,772          87,579
Proceeds from calls and maturities of securities held to maturity        108,390         108,272
Proceeds from sales of securities available for sale                      53,237         155,905
Purchases of securities available for sale                              (249,473)       (392,145)
Purchases of securities held to maturity                                 (91,487)       (213,884)
Net decrease in federal funds sold and securities
  purchased under reverse repurchase agreements                           62,082          60,065
Net (increase) decrease in loans                                         (95,836)         47,342
Purchases of premises and equipment                                       (7,786)         (3,926)
Proceeds from sales of premises and equipment                                331              29
Proceeds from sales of other real estate                                   1,339           1,795
                                                                       ---------       ---------
NET CASH USED BY INVESTING ACTIVITIES                                   (137,431)       (148,968)
                                                                       ---------       ---------

FINANCING ACTIVITIES
Net increase in deposits                                                  99,987          76,740
Net (decrease) increase in federal funds purchased and
  securities sold under repurchase agreements                           (113,314)         79,321
Net increase in short-term borrowings                                     71,919
Cash dividends paid                                                      (10,188)         (8,379)
                                                                       ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 48,404         147,682
                                                                       ---------       ---------
(Decrease) increase in cash and cash equivalents                         (63,971)         31,858
Cash and cash equivalents at beginning of year                           337,090         299,006
                                                                       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 273,119       $ 330,864
                                                                       =========       =========


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

NOTE 2 - LOANS
     The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30, 1997 and 1996 ($ in thousands):



                                                     1997          1996
                                                    -------       -------
Balance at beginning of year                        $63,000       $62,000
Provision charged to expense                          2,265         3,508
Loans charged off                                    (4,411)       (4,380)
Recoveries                                            2,155         1,872
Allowance applicable to
 loans of acquired bank                                 791
                                                    -------       -------
Balance at end of period                            $63,800       $63,000
                                                    =======       =======

     At June 30, 1997, the recorded investment in commercial loans considered to be impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $11.4 million, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the three months ended June 30, 1997, the average recorded investment in impaired loans was approximately $11.5 million, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $13.3 million at June 30, 1997. The foregone interest associated with such loans is immaterial.

NOTE 3 - CONTINGENCIES
     Twenty-three suits are pending in federal court against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance (CPI) on particular automobile and mobile home loans. On September 18, 1995, one of the suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile (or other property) through Trustmark and whose loans were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an order in the class action enjoining all other pending CPI-related lawsuits and enjoining all future CPI-related lawsuits. In November 1996, a proposed classwide settlement filed in United States District Court for the Southern District of Mississippi, received preliminary court approval. The proposed settlement includes a cash payment of $4 million and forgiveness of uncollected CPI debts. Notices were mailed to approximately 6,000 borrowers. Final court approval of the proposed settlement was the subject of a fairness hearing held by the United States District Court on April 14, 1997. The District Court filed a Memorandum Opinion approving the proposed settlement on June 5, 1997. The District Court entered a Final Judgment consistent with the Memorandum Opinion on July 10, 1997. Three Class Members filed a Notice of Appeal on July 21, 1997, appealing to the United States Court of Appeals for the Fifth Circuit from the Final Judgment entered July 10, 1997. The effects of this proposed settlement are included in the consolidated financial statements.
     In addition, Trustmark is defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS
     During the six months ended June 30, 1997 and 1996, the Corporation paid approximately $18.6 and $18.9 million, respectively, in income taxes. During the six months ended June 30, 1997 and 1996, the Corporation paid $79.9 and $82.1 million, respectivley, in interest on deposit liabilities and other borrowings. For the six months ended June 30, 1997 and 1996, noncash transfers from loans to foreclosed properties were $1.1 million and $920 thousand, respectively.

NOTE 5 - RECENT PRONOUNCEMENTS
     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. Since the Corporation's capital structure would not be defined as complex, Management does not expect the impact of this standard to affect the Corporation's disclosure of EPS.
     In conjunction with SFAS No. 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement continues the requirements to disclose certain information about an entity's capital structure that was found in previously issued accounting standards, but now requires these disclosures for all entities. This statement is effective for financial statements for periods ending after December 15, 1997. Since the Corporation has been disclosing the information required by previous accounting standards, Management does not expect the impact of this standard to affect the Corporation's disclosures of its capital structure.

NOTE 6 - BUSINESS COMBINATIONS
     On February 28, 1997, Trustmark Corporation completed its merger with First Corinth Corporation (FCC) and its subsidiary, National Bank of Commerce of Corinth (NBC). The Corporation issued approximately 1.5 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Corporation has restated its financial statements to include FCC and NBC as of January 1, 1997. Prior year's financial statements were not restated as the changes would have been immaterial.
     On May 13, 1997, plans for the merger of Perry County Bank, New Augusta, Mississippi and Trustmark National Bank were announced. Perry County Bank reported total assets at March 31, 1997, of approximately $44 million and has four locations serving Perry and Greene counties. The merger, which will be accounted for as a purchase, is subject to the approval of the stockholders of Perry County Bank and applicable regulatory authorities and is expected to be completed during the third quarter of 1997.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements found elsewhere in this report.

FINANCIAL SUMMARY
     Trustmark Corporation reported net income of $17.5 million, or $0.48 per share for the second quarter of 1997, compared with $16.2 million, or $0.46 per share for the second quarter of 1996. Net income for the six months ended June 30, 1997 was $35.2 million, or $0.97 per share, compared with $31.6 million, or $0.90 per share, for the six months ended June 30, 1996. The increase in earnings reflects a higher level of net interest income, continued improvement in other noninterest income and controlled noninterest expense growth.
     Total assets at June 30, 1997 increased 1.46% over year end 1996 to $5.270 billion, while stockholders' equity increased 7.72% over year end 1996 and equaled $564.7 million. The return on average assets for the six months ended June 30, 1997 was 1.34% compared with 1.24% for the same period in 1996.

BUSINESS COMBINATIONS
     A strategic objective of the Corporation is to achieve asset growth through mergers and acquisitions. Management is continually evaluating new market areas in which to expand and provide its financial services.
     On February 28, 1997, Trustmark Corporation completed its merger with First Corinth Corporation (FCC) and its subsidiary, National Bank of Commerce of Corinth (NBC). At February 28, 1997, FCC and subsidiary had approximately $64 million in net loans, $134 million in total assets and $113 million in total deposits. The Corporation issued approximately 1.5 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Corporation has restated its financial statements to include FCC and NBC as of January 1, 1997. Prior years' financial statements were not restated as the changes would have been immaterial.
     On May 13, 1997, plans for the merger of Perry County Bank, New Augusta, Mississippi and Trustmark National Bank were announced. Perry County Bank reported total assets at March 31, 1997 of approximately $44 million and has four locations serving Perry and Greene counties. The merger, which will be accounted for as a purchase, is subject to the approval of the stockholders of Perry County Bank and applicable regulatory authorities and is expected to be completed during the third quarter of 1997.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
     A key objective of the Corporation's asset/liability management program is to quantify, monitor and control interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments. The Asset/Liability Committee, consisting of executive officers, sets the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within board policy limits. The primary tool utilized by this committee is an asset/liability modeling system used to evaluate exposure to interest rate risk and to project earnings and manage balance sheet growth. The Asset/Liability Committees of both executive officers and the board of directors meet monthly to evaluate current and projected interest rate risk positions and review the balance sheet composition.
     The interest rate sensitivity gap analysis shown in the accompanying table compares the volume of rate sensitive assets against rate sensitive liabilities during the next year. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. The table presents the rate sensitivity gap analysis at June 30, 1997 ($ in thousands):
                                           Interest Sensitive Within
                                              90 days       One Year
                                            ----------    ----------
Total rate sensitive assets                $ 1,342,423   $ 2,067,241
Total rate sensitive liabilities             1,782,520     2,557,639
                                            ----------    ----------
Net gap                                    $  (440,097)  $  (490,398)
                                            ==========    ==========

     The analysis indicates that the Corporation is in a negative gap position over the next three and twelve month periods. Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates, should they occur.
     The Asset/Liability Committee establishes quidelines by which they monitor the current liquidity position to ensure adequate funding capacity. The Corporation's goal is to maintain an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. This is accomplished through the active management of both the asset and liability sides of the balance sheet and by maintaining accessibility to local, regional and national funding sources. The ability to maintain consistent earnings and adequate capital also enhances the Corporation's liquidity.

EARNING ASSETS
     The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 1997 were $4.815 billion, or 91.38% of total assets, compared with $4.681 billion, or 90.12% of total assets for December 31, 1996, an increase of $134 million, or 2.87%, and is the direct result of the FCC and NBC merger previously discussed.
     Loans are the largest category of earning assets for the Corporation and produce the highest level of interest income. At June 30, 1997, total loans were $2.730 billion, an increase of $95.3 million, or 3.62%, from the $2.635 billion reported at December 31, 1996. Approximately $63 million of this growth comes from the FCC and NBC acquisition. Loans secured by real estate were primarily responsible for the remaining increase in loans during the first six months of 1997. The Corporation has increased its residential and commercial real estate loans through competitive pricing, superior customer service and a retail network of its community banks.
     The Corporation's conservative lending policies have produced consistently strong asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the table below ($ in thousands):

                                                    June 30,        December 31,
                                              ------------------    -----------
                                                1997       1996         1996
                                              -------    -------      -------
Nonaccrual loans                              $13,291    $10,711      $ 8,390
Restructured loans                                  0          0            0
                                              -------    -------      -------
Nonperforming loans                            13,291     10,711        8,390
Other real estate (ORE)                         2,471      3,108        2,734
                                              -------    -------      -------
Nonperforming assets                           15,762     13,819       11,124
Accruing loans past due 90 days or more         2,380      2,163        2,407
                                              -------    -------      -------
Total nonperforming assets and
  loans past due 90 days or more              $18,142    $15,982      $13,531
                                              =======    =======      =======

Nonperforming assets/Total loans + ORE           0.58%      0.55%        0.42%
                                              =======    =======      =======

     As seen above, the Corporation's level of nonperforming assets and loans past due 90 days or more at June 30, 1997 was somewhat higher than both the December 31 and June 30, 1996 levels. In spite of these increases, the Corporation's level of nonperforming assets compares very favorably to those of its peer group. The Corporation has controlled its level of nonperforming assets due to strong underwriting standards, consistent credit reviews and a prudent loan charge-off policy. At June 30, 1997, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
     The allowance for loan losses is maintained at a level that Management and the board of directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal review is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the board of directors. At June 30, 1997, the allowance for loan losses was $63.8 million, representing 2.34% of total loans outstanding and providing 480% coverage of nonperforming loans. This compares with an allowance for loan losses of $63.0 million at December 31, 1996, representing 2.39% of total loans outstanding and providing 751% coverage of nonperforming loans.
     Net charge-offs were $2.256 million or .17% of average loans for the six months ended June 30, 1997, down $252 thousand from $2.508 million or .20% of average loans for the six months ended June 30, 1996. The Corporation's level of net charge-offs for 1997 compares favorably to its peer group.
     The securities portfolio is utilized to provide a quality investment alternative for available funds and a stable source of interest income. At June 30, 1997, securities available for sale (AFS), with a carrying value of $644.9 million, and securities held to maturity (HTM), with a carrying value of $1.410 billion, combined to create a securities portfolio totaling $2.055 billion, an increase of $101 million or 5.18% from December 31, 1996. The FCC and NBC acquisition previously mentioned accounted for approximately $54 million of this growth. Growth has also come in the area of shorter term U. S. Government securities that have provided the Corporation a greater degree of liquidity and additional collateral for pledging purposes.
     Management continues to stress credit quality as one of the strategic goals of the securities portfolio. This is clearly visible as more than 87% of the portfolio is invested in U. S. Government and Agency securities.
     At June 30, 1997, securities AFS had a carrying value of $644.9 million and an amortized cost of $636.3 million. This compares with a carrying value of $527.9 million and an amortized cost of $522.7 million at December 31, 1996. At June 30, 1997, gross unrealized gains were $11.7 million on securities AFS while gross unrealized losses were $3.1 million. Net unrealized gains are shown as a separate component of stockholders' equity, net of taxes and equaled $5.3 million at June 30, 1997.
     The carrying value of securities HTM was $1.410 billion at June 30, 1997 compared with $1.425 billion at year end 1996. The fair value of HTM securities at June 30, 1997 was $1.413 billion compared with $1.432 billion at year end 1996. Gross unrealized gains were $10.8 million and gross unrealized losses were $7.4 million on securities HTM at June 30, 1997.
     Federal funds sold and securities purchased under reverse repurchase agreements were $30.6 million at June 30, 1997, a decrease of $62.1 million when compared with year end 1996. The Corporation utilizes these products as a short-term investment alternative whenever it has excess liquidity. The decline during the first six months of 1997 reflects Management's decision to invest in higher yielding loans and securities.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     Deposits originating within the communities served by the Bank are the primary source of funding for the Corporation's earning assets. Total deposits were $3.697 billion at June 30, 1997, an increase of $100.0 million, or 2.8%, over year end 1996. The acquisition of FCC and NBC is responsible for the majority of this growth. In regard to the total change, interest-bearing deposits grew $146.5 million when comparing June 30, 1997 to December 31, 1996. Of this amount, the acquisition of FCC and NBC contributed approximately $91 million. The remaining growth in interest-bearing deposits is linked directly to substantial increases in certificates of deposit. The Corporation has continued to bring in new core deposits from a special certificates of deposit program that began in 1996. In addition, purchases of certificates of deposit of

$100,000 or more have grown primarily from governmental units who traditionally have seasonal increases in receipts.
     Federal funds purchased were $101.4 million at June 30, 1997 and decreased $100.6 million when compared with year end 1996. Securities sold under repurchase agreements totaled $752.5 million at June 30, 1997, a decrease of $12.7 million since year end 1996. Also included in this category are demand notes (demand notes) issued to the U. S. Treasury. At June 30, 1997, the balance in demand notes was $98.3 million compared to $26.4 million at December 31, 1996. The Corporation has begun to increase its utilization of demand notes as a low cost source of funding. Because of the funding available from demand notes, the Corporation was able to reduce its overall need for funds from federal funds purchased and securities sold under repurchase agreements.

CONTINGENCIES
     Twenty-three suits are pending in federal court against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance (CPI) on particular automobile and mobile home loans. On September 18, 1995, one of the suits was certified as a mandatory class action, with the class broadly defined to include all persons who financed an automobile (or other property) through Trustmark and whose loans were charged for CPI premiums. One of the CPI insurers, the CPI underwriter and the insurance agent are also defendants to the class action. All plaintiffs in pending suits are members of the mandatory class. On January 10, 1996, the federal court entered an order in the class action enjoining all other pending CPI-related lawsuits and enjoining all future CPI-related lawsuits. In November 1996, a proposed classwide settlement, filed in United States District Court for the Southern District of Mississippi, received preliminary court approval. The proposed settlement includes a cash payment of $4 million and forgiveness of uncollected CPI debts. Notices were mailed to approximately 6,000 borrowers. Final court approval of the proposed settlement was the subject of a fairness hearing held by the United States District Court on April 14, 1997. The District Court filed a Memorandum Opinion approving the proposed settlement on June 5, 1997. The District Court entered a Final Judgment consistent with the Memorandum Opinion on July 10, 1997. Three Class Members filed a Notice of Appeal on July 21, 1997, appealing to the United States Court of Appeals for the Fifth Circuit from the Final Judgment entered July 10, 1997. The effects of this proposed settlement are included in the consolidated financial statements.
     In addition, Trustmark is defendant in various other pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

STOCKHOLDERS' EQUITY
     The regulatory capital ratios for the Corporation and the Bank are shown below compared to the minimums that are currently required under capital adequacy standards imposed by their regulators. Management believes, at June 30, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized. The Corporation's and the Bank's actual, as well as minimum, regulatory capital amounts and ratios at June 30, 1997 are presented in the table below ($ in thousands):
                                              Actual          Minimum Regulatory
                                        Regulatory Capital     Capital Required
                                        ------------------    -----------------
                                         Amount     Ratio      Amount    Ratio
                                        --------  -------    --------  --------
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation              $588,240   19.82%    $237,388    8.00%
     Trustmark National Bank            $567,003   19.19%    $236,379    8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation              $550,818   18.56%    $118,694    4.00%
     Trustmark National Bank            $529,737   17.93%    $118,190    4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation              $550,818   10.38%    $212,193    4.00%
     Trustmark National Bank            $529,737   10.01%    $211,664    4.00%

     At June 30, 1997, the Corporation had stockholders' equity of $564.7 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $5.3 million. This compares to total stockholders' equity at December 31, 1996 of $524.2 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $3.2 million.
     Based on a dividend payout ratio of 28.87%, the Corporation retained 71.13% of its earnings during the first six months of 1997, generating an internal capital growth rate of 9.21%. Dividends for the second quarter of 1997 were $.14 per share compared to $.12 per share for the second quarter of 1996. Book value for the Corporation's common stock was $15.52 at June 30, 1997, compared with the closing market price of $28.00.
     In connection with the proposed Perry County Bank merger, the Corporation's board of directors has authorized the Corporation to purchase shares of its common stock in the open market or in private sales in an amount not to exceed the estimated number of shares to be issued in the merger. During July, the Corporation had purchased approximately 19,000 shares of its common stock bringing its number of common shares outstanding to 36,367,808.

NET INTEREST INCOME
     Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets. NII is the principal source of income for the Corporation. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a major impact on earnings.
     For the first half of 1997, the Corporation's level of NII increased by $4.2 million, or 4.3%, when compared with the same period in 1996. The improvement in NII for 1997 was due to more rapid growth of average earning assets when compared to interest-bearing liabilities combined with a relatively stable interest rate environment. This analysis would also be true for the second quarter of 1997 when compared with the same period in 1996.
     For the first half of 1997, average earning assets increased 3.5% when compared to the first half of 1996. This was driven by a 6.5% increase in average loans. When this growth was combined with relatively stable interest rates, the yield on average earning assets increased by eight basis points when compared to the first half of 1996. This combination resulted in an increase in total interest income of $7.1 million, or 4.0%, when comparing the first half of 1997 with 1996.
     Average interest-bearing liabilities grew by 1.28% during the first half of 1997. Interest-bearing deposits experienced growth of 3.9% during the first half of 1997 while federal funds purchased and securities sold under repurchase agreements declined 9.5%. In addition, the Corporation's increased utilization of demand notes during the second quarter of 1997 led to substantial growth in this category when comparing the first half of 1997 and 1996. As a result of these factors, total interest expense increased by $2.9 million when comparing the first half of 1997 to the same time in 1996.
     The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                             Six Months Ended
                                                 June 30,
                                            ------------------
                                            1997          1996
                                            ----          ----
Yield on interest-earning assets-FTE        7.86%         7.78%
Rate on interest-bearing liabilities        3.54%         3.53%
                                            ----          ----
Net interest margin-FTE                     4.32%         4.25%
                                            ====          ====

     The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
     The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first half of 1997, the Corporation's provision for loan losses was $2.3 million compared with $3.5 million for the first half of 1996. The increase in the provision during 1996 can be attributed to Management's decision to raise the allowance for loan losses given the overall growth and composition of the loan portfolio.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first half of 1997, as noninterest income, excluding securities gains, increased 13.3% when compared with the same period in 1996. By comparison, noninterest income increased 13.0% during the second quarter of 1997 when compared to the same period in 1996.
     The largest single category of noninterest income, other account charges, fees and commissions, increased $1.8 million, or 13.0%, during the first half of 1997. The major contributors to the growth in this category during these periods were fees generated from residential mortgage servicing, discount brokerage services, credit cards, ATMs and a variety of other fee producing products and services.
     Service charges for the first half of 1997 grew by $653 thousand, or 5.7%, when compared with the first half of 1996. This increase can be attributed to a reduction in the amount of waived service charges and a higher volume of consumer account activity.
     Trust service income increased by $1.1 million during the first half of 1997 as the Bank continued to be one of the largest providers of asset management services in Mississippi. At June 30, 1997, the Bank had trust accounts with an asset market value of approximately $5.1 billion.
     Gross securities gains of $410 thousand were realized during the first six months of 1997 because of calls and dispositions of securities classified as available for sale. There were no sales of securities held to maturity during the first half of 1997.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, was 58.7% for the first six months ended June 30, 1997 and 59.5% for the second quarter of 1997. Total noninterest expense increased 7.3% during the first six months of 1997 compared with 8.1% during the second quarter of 1997.
     Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $4.2 million, or 11.0%, when comparing 1997 with 1996. The primary reasons for the increase were enhancements to employee benefit plans and additional personnel. The number of full-time equivalent employees totaled 2,335 at June 30, 1997 (including 45 as a result of the acquisition of FCC and NBC) and 2,198 at June 30, 1996.
     Services and fees increased $1.2 million when comparing the first half of 1997 to the same period in 1996. Increased costs for professional fees, advertising and communication expense contributed to this increase.
     Several changes in the FDIC assessment took place during 1996 and 1997 and resulted in a decline of the FDIC assessment by $915 thousand when comparing the first half of 1997 to the same period in 1996. As a result of the passage on September 30, 1996 of the Deposit Insurance Funds Act(DIFA), the Corporation received a refund of its fourth quarter FDIC assessment on January 2, 1997. This was offset somewhat by the new Financing Corporation (FICO) assessment that began in 1997 for both Bank Insurance Fund (BIF) and Savings Association
Insurance Fund (SAIF) assessable deposits. For the first half of 1996, the Corporation paid an FDIC assessment on its deposits insured by the SAIF at a rate of $.23 per $100 of SAIF assessable deposits. This assessment was reduced to zero by the DIFA legislation which was effective for 1997.

     The amortization of intangible assets increased $712 thousand when comparing the first half of 1997 with the same time in 1996. The amount of mortgages serviced increased 11.6% when comparing June 30, 1997 with June 30, 1996 and provided a larger base of mortgage servicing rights that began amortization during that period.

INCOME TAXES
     For the six months ended June 30, 1997, the Corporation's effective tax rate was 33.6% compared with 34.9% for the first six months of 1996. The decrease in the Corporation's effective tax rate is due primarily to an increase in tax-exempt interest as a percentage of pretax income.

OFF-BALANCE SHEET INSTRUMENTS
     The Corporation's principal objective in issuing derivatives for purposes other than trading is asset/liability management. To achieve that objective, the Corporation enters into forward interest rate contracts involving commitments to sell mortgages originated or purchased by the Corporation. Interest rate forward contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. These contracts allow the Corporation to fix the interest rate at which it can offer mortgage loans to its customers or purchase mortgages from other financial institutions. Gains or losses on the sale of mortgages in the secondary market are recorded upon the sale of the mortgages and included in other income. Any decline in the market value of mortgages which are pending sale in the secondary market and are held by the Corporation at the end of a financial reporting period, is recognized at that time. As of June 30, 1997, the Corporation's exposure under commitments to sell mortgages is immaterial. The remaining maturity on all forward interest rate contracts is less than one year.

REGULATORY MATTERS
     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. Since the Corporation's capital structure would not be defined as complex, Management does not expect the impact of this standard to affect the Corporation's disclosure of EPS.
     In conjunction with SFAS No. 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement continues the requirements to disclose certain information about an entity's capital structure that was found in previously issued accounting standards but now requires these disclosures for all entities. This statement is effective for financial statements for periods ending after December 15, 1997. Since the Corporation has been disclosing the information required by previous accounting standards, Management does not expect the impact of this standard to affect the Corporation's disclosures of its capital structure.

OTHER MATTERS
     On May 13, 1997, Frank Day, Chairman of the Board of Trustmark Corporation and Trustmark National Bank, announced that Richard G. Hickson had been named by the board of directors to the position of President and Chief Executive Officer of Trustmark Corporation and Vice Chairman and Chief Executive Officer of Trustmark National Bank. Mr. Hickson, 52, had served since 1995 as President and Chief Operating Officer of SouthTrust Bank of Georgia, N.A. and has been involved in banking since 1971 with various banks in the southeast and southwest United States.
     The Corporation is in the process of identifying the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue. The Corporation believes, with the appropriate modifications, it will be able to operate its time-sensitive business application software programs through the turn of the century.

                           Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     There were no material developments for the quarter ended June 30, 1997 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
1. The following  exhibits are included herein:

   (27) Financial Data Schedule

     There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Trustmark Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Frank R. Day
    ---------------------------------------------------------------------------
        Frank R. Day                        Chairman of the Board

Date:   August 12, 1997

By: /s/ Richard G. Hickson
    ---------------------------------------------------------------------------
        Richard G. Hickson                  President & Chief Executive Officer

Date:   August 12, 1997

By: /s/ Gerard R. Host
    ---------------------------------------------------------------------------
        Gerard R. Host                      Treasurer

Date:   August 12, 1997

                            EXHIBIT INDEX


Exhibit Number                                   Description
--------------                               -----------------------
     27                                      Financial Data Schedule