Form 10-Q
period 1997-09-30
TRUSTMARK CORP
filed 1997-11-13
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 12, 1997.

          Title                                                      Outstanding
Common stock, no par value                                            36,426,554

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                                   (Unaudited)
                                                                  September 30,   December 31,
                                                                      1997           1996*
                                                                  -------------   ------------
ASSETS
Cash and due from banks (noninterest-bearing)                     $     292,894   $    337,090
Federal funds sold and securities purchased
  under reverse repurchase agreements                                    29,856         92,718
Trading account securities                                                  106            102
Securities available for sale (at fair value)                           647,040        527,942
Securities held to maturity (fair value: $1,381,529-1997;
  $1,431,805-1996)                                                    1,370,435      1,425,260
Loans                                                                 2,850,455      2,637,320
  Less:  Unearned income                                                  1,683          2,747
         Allowance for loan losses                                       64,100         63,000
                                                                  -------------   ------------
  Net loans                                                           2,784,672      2,571,573
Premises and equipment                                                   66,965         61,535
Intangible assets                                                        40,105         38,637
Other assets                                                            139,779        138,827
                                                                  -------------   ------------
  TOTAL ASSETS                                                    $   5,371,852   $  5,193,684
                                                                  =============   ============


LIABILITIES
Deposits:
  Noninterest-bearing                                             $     815,305   $    826,137
  Interest-bearing                                                    2,908,273      2,771,299
                                                                  -------------   ------------
    Total deposits                                                    3,723,578      3,597,436
Federal funds purchased                                                 233,679        201,965
Securities sold under repurchase agreements                             672,891        765,226
Other short term borrowings                                             110,490         26,361
Other liabilities                                                        48,967         78,512
                                                                  -------------   ------------
  TOTAL LIABILITIES                                                   4,789,605      4,669,500

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Common stock, no par value:
  Authorized:  100,000,000 shares
  Issued and outstanding: 36,436,554 shares-1997;
    34,910,683-1996                                                      15,182         14,546
Surplus                                                                 249,012        244,578
Retained earnings                                                       308,815        261,850
Net unrealized gain on securities available for sale, net of tax          9,238          3,210
                                                                  -------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                                            582,247        524,184
                                                                  -------------   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   5,371,852   $  5,193,684
                                                                  =============   ============

 * Derived from audited financial statements.

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                   (Unaudited)


                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                        ====================     =====================
                                                          1997         1996        1997         1996
                                                        =======      =======     ========     ========

INTEREST INCOME
Interest and fees on loans                              $62,472      $57,848     $182,261     $171,132
Interest on securities:
  Taxable interest income                                29,845       30,426       89,871       89,761
  Interest income exempt from federal income taxes        1,420        1,259        4,439        4,139
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements             378          773        3,176        3,809
                                                        -------      -------     --------     --------
  TOTAL INTEREST INCOME                                  94,115       90,306      279,747      268,841
INTEREST EXPENSE
Interest on deposits                                     30,481       28,073       90,286       84,449
Interest on federal funds purchased and securities
  sold under repurchase agreements                       11,825       12,051       34,687       37,077
Other interest expense                                      926        1,204        3,328        1,960
                                                        -------      -------     --------     --------
  TOTAL INTEREST EXPENSE                                 43,232       41,328      128,301      123,486
                                                        -------      -------     --------     --------
NET INTEREST INCOME                                      50,883       48,978      151,446      145,355
Provision for loan losses                                 1,013        1,190        3,278        4,698
                                                        -------      -------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      49,870       47,788      148,168      140,657
NONINTEREST INCOME
Trust service income                                      3,060        2,956        8,941        7,720
Service charges on deposit accounts                       6,464        5,995       18,525       17,403
Other account charges, fees and commissions               8,287        7,447       24,147       21,482
Securities gains                                             41           47          451           93
Other income                                                728        1,033        3,289        2,918
                                                        -------      -------     --------     --------
  TOTAL NONINTEREST INCOME                               18,580       17,478       55,353       49,616
NONINTEREST EXPENSES
Salaries and employee benefits                           21,566       19,153       63,840       57,253
Net occupancy - premises                                  2,459        2,454        7,258        6,906
Equipment expenses                                        3,231        3,196        9,691        9,309
Services and fees                                         5,237        5,173       16,587       15,313
FDIC insurance assessment                                   155        1,600          245        2,605
Amortization of intangible assets                         2,357        2,156        7,060        6,147
Other expense                                             7,367        5,328       19,761       18,036
                                                        -------      -------     --------     --------
  TOTAL NONINTEREST EXPENSES                             42,372       39,060      124,442      115,569
                                                        -------      -------     --------     --------
INCOME BEFORE INCOME TAXES                               26,078       26,206       79,079       74,704
Income taxes                                              8,324        8,689       26,108       25,631
                                                        -------      -------     --------     --------
NET INCOME                                              $17,754      $17,517     $ 52,971     $ 49,073
                                                        =======      =======     ========     ========

NET INCOME PER SHARE                                      $0.49        $0.50        $1.46        $1.41
                                                        =======      =======     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING                  36,352,223   34,910,683   36,375,153   34,910,683


See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (Unaudited)



                                                                      Nine Months Ended September 30,
                                                                      ===============================
                                                                        1997                  1996
                                                                      =========             =========
OPERATING ACTIVITIES
Net income                                                            $  52,971             $  49,073
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                             3,278                 4,698
    Provision for depreciation and amortization                          14,386                13,288
    Net accretion of securities                                             (27)               (4,255)
    Securities gains                                                       (451)                  (93)
    Other                                                                11,891                (1,606)
    Increase in intangible assets                                        (6,011)               (7,589)
    Decrease (increase)  in deferred income taxes                         1,294                  (956)
    Increase in other assets                                             (8,044)              (10,082)
    (Decrease) increase in other liabilities                             (9,778)                7,403
                                                                      ---------             ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                59,509                49,881
                                                                      ---------             ---------

INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available for sale      85,144               120,799
Proceeds from calls and maturities of securities held to maturity       176,288               155,514
Proceeds from sales of securities available for sale                     64,139               215,338
Purchases of securities available for sale                             (254,925)             (392,145)
Purchases of securities held to maturity                               (111,859)             (247,491)
Net decrease in federal funds sold and securities
  purchased under reverse repurchase agreements                          66,912                73,985
Net increase in loans                                                  (191,618)              (17,930)
Purchases of premises and equipment                                     (11,536)               (5,817)
Proceeds from sales of premises and equipment                               334                    35
Proceeds from sales of other real estate                                  1,554                 2,226
Cash paid in business combination, net of cash
  equivalents of acquired bank                                           (1,319)
                                                                      ---------             ---------
NET CASH USED BY INVESTING ACTIVITIES                                  (176,886)              (95,486)
                                                                      ---------             ---------

FINANCING ACTIVITIES
Net increase (decrease)  in deposits                                     89,121               (10,703)
Net (decrease) increase in federal funds purchased and
  securities sold under repurchase agreements                           (60,621)               74,712
Net increase in short term borrowings                                    64,416                 1,566
Cash dividends paid                                                     (15,278)              (12,567)
Common stock repurchased and retired                                     (4,457)
                                                                      ---------             ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                73,181                53,008
                                                                      ---------             ---------
(Decrease) increase in cash and cash equivalents                        (44,196)                7,403
Cash and cash equivalents at beginning of year                          337,090               299,006
                                                                      ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 292,894             $ 306,409
                                                                      =========             =========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (the Corporation) 1996 annual report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to current period presentation.
     The consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiaries, First Building Corporation, F.S. Corporation, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiary, Trustmark Financial Services, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - LOANS
     The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30, 1997 and 1996 ($ in thousands):

                                                        1997        1996
                                                      -------     -------
Balance at beginning of year                          $63,000     $62,000
Provision charged to expense                            3,278       4,698
Loans charged off                                      (6,658)     (6,757)
Recoveries                                              3,136       3,059
Allowance applicable to loans of acquired banks         1,344
                                                      -------     -------
Balance at end of period                              $64,100     $63,000
                                                      =======     =======

     At September 30, 1997, the recorded investment in commercial loans considered to be impaired under Statement of Financial Accounting Standards
(SFAS) No. 114 was $11.0 million, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the nine months ended September 30, 1997, the average recorded investment in impaired loans was approximately $11.2 million, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $13.6 million at September 30, 1997. The foregone interest associated with such loans is immaterial.

NOTE 3 - CONTINGENCIES
     The ongoing litigation against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance
(CPI) on particular automobile and mobile home loans has been substantially finalized. A settlement of the federal court class action was the subject of an April 14, 1997 settlement hearing. The federal district court approved the settlement by judgment entered July 10, 1997. Notices of appeal by three class members were subsequently dismissed. The settlement funds were disbursed on August 28, 1997. The effects of the settlement are included in the consolidated financial statements. Administrative details required to conclude the settlement process must be completed before the end of 1997. There are twenty-one class members who elected to opt out of the compensatory damages portion of the settlement. These class members have the right to pursue in the federal court such individual claims against the Bank. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of such claims will not have a material effect on the Corporation's consolidated financial statements.
     In addition, the Bank is defendant in various pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS
     During the nine months ended September 30, 1997 and 1996, the Corporation paid approximately $24.7 and $27.5 million, respectively, in income taxes. During the nine months ended September 30, 1997 and 1996, the Corporation paid $122.9 and $123.9 million, respectively, in interest on deposit liabilities and other borrowings. For the nine months ended September 30, 1997 and 1996, noncash transfers from loans to foreclosed properties were $1.7 million and $1.2 million, respectively.

NOTE 5 - RECENT PRONOUNCEMENTS
     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. Since the Corporation's capital structure would not be defined as complex, Management does not expect this standard to have an impact on the Corporation's disclosure of EPS.
     In conjunction with SFAS No. 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement continues the requirements to disclose certain information about an entity's capital structure that was found in previously issued accounting standards, but now requires these disclosures for all entities. This statement is effective for financial statements for periods ending after December 15, 1997. Since the Corporation has been disclosing the information required by previous accounting standards, Management does not expect this standard to have an impact on the Corporation's disclosures of its capital structure.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Management intends to comply with this standard.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management does not expect this standard to have a material impact on the Corporation's financial statement disclosures.

NOTE 6 - BUSINESS COMBINATIONS
     On September 19, 1997, Perry County Bank (PCB) of New Augusta, Mississippi, was merged with Trustmark National Bank. The stockholders of PCB received approximately 205,746 shares of Trustmark Corporation common stock and approximately $3,541,376 cash in connection with the merger. This business combination has been accounted for by the purchase method of accounting. Therefore, the results of operations, ending balances and average balances include the impact of this merger only since its consumation. See table below:



Fair value of assets acquired, net of cash equivalents                $ 41,112
Excess cost over net tangible assets acquired                            2,630
Liabilities assumed                                                    (36,967)
Common stock issued                                                     (5,456)
Cash paid in business combination, net of cash                        --------
  equivalents of acquired bank                                        $  1,319
                                                                      ========

     On  September  9,  1997,the  Corporation   announced  plans  to  merge  its
subsidiary, Trustmark National Bank, with Smith County Bank (SCB) located in Taylorsville, Mississippi. SCB reported total assets at September 30, 1997, of approximately $97 million and has five locations in Smith and Jones counties. Under the terms of the agreement, the Corporation will exchange its shares of common stock for all of SCB's common shares. The exchange rate will be based on the average fair value of the Corporation's common stock over a specified period prior to the merger. The merger is subject to the approval of the stockholders of SCB and applicable regulatory authorities. The merger, which will be accounted for as a purchase, is expected to be completed early in the first quarter of 1998.
     On February 28, 1997, the Corporation completed its merger with First Corinth Corporation (FCC) and its subsidiary, National Bank of Commerce of Corinth (NBC). The Corporation issued approximately 1.5 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Corporation has restated its financial statements to include FCC and NBC as of January 1, 1997. Prior year's financial statements were not restated as the changes would have been immaterial.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements found elsewhere in this report.

FINANCIAL SUMMARY
     Trustmark Corporation reported net income of $17.8 million, or $0.49 per share for the third quarter of 1997, compared with $17.5 million, or $0.50 per share for the third quarter of 1996. Net income for the nine months ended
September 30, 1997 was $53.0 million, or $1.46 per share, compared with $49.1 million, or $1.41 per share, for the nine months ended September 30, 1996. The increase in earnings reflects a higher level of net interest income, continued improvement in other noninterest income and controlled noninterest expense growth.
     Total assets at September 30, 1997 increased 3.43% over year end 1996 to $5.372 billion, while stockholders' equity increased 11.08% over year end 1996 and equaled $582.2 million. The return on average assets for the nine months ended September 30, 1997 was 1.34% compared with 1.28% for the same period in 1996.

BUSINESS COMBINATIONS
     A strategic objective of the Corporation is to achieve asset growth through mergers and acquisitions. Management is continually evaluating new market areas in which to expand and provide its financial services.
     On September 19, 1997, Perry County Bank (PCB) in New Augusta, Mississippi was merged with Trustmark National Bank. At the merger date, PCB had approximately $23 million in net loans, $43 million in total assets and $37 million in total deposits. The stockholders of PCB received 205,746 shares of Trustmark Corporation common stock and approximately $3.5 million cash in connection with the merger. This business combination has been accounted for by the purchase method of accounting. Therefore, consolidated results of operations, ending balances and average balances include the impact of this merger since its consummation.
     On September 9,1997, the Corporation announced plans to merge its subsidiary, Trustmark National Bank, with Smith County Bank (SCB) located in Taylorsville, Mississippi. SCB reported total assets at September 30, 1997, of approximately $97 million and has five locations in Smith and Jones counties. Under the terms of the agreement, the Corporation will exchange its shares of common stock for all of SCB's common shares. The exchange rate will be based on the average fair value of the Corporation's common stock over a specified period prior to the merger. The merger is subject to the approval of the stockholders of SCB and applicable regulatory authorities. The merger, which will be accounted for as a purchase, is expected to be completed early in the first quarter of 1998.
     On February 28, 1997, Trustmark Corporation completed its merger with First Corinth Corporation (FCC) and its subsidiary, National Bank of Commerce of Corinth (NBC). At February 28, 1997, FCC and subsidiary had approximately $64 million in net loans, $134 million in total assets and $113 million in total deposits. The Corporation issued approximately 1.5 million shares of common stock in the merger which was accounted for as a pooling of interests. As a result of this transaction, the Corporation has restated its financial statements to include FCC and NBC as of January 1, 1997. Prior years' financial statements were not restated as the changes would have been immaterial.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY
     A key objective of the Corporation's asset/liability management program is to quantify, monitor and control interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments. The Asset/Liability Committee, consisting of executive officers, sets the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within board policy limits. The primary tool utilized by this committee is an asset/liability modeling system used to evaluate exposure to interest rate risk and to project earnings and manage balance sheet growth. The Asset/Liability Committees of both executive officers and the board of directors meet monthly to evaluate current and projected interest rate risk positions and review the balance sheet composition.
     The interest rate sensitivity gap analysis shown in the accompanying table compares the volume of rate sensitive assets against rate sensitive liabilities during the next year. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. The following table presents the rate sensitivity gap analysis at September 30, 1997 ($ in thousands):

                                                  Interest Sensitive Within
                                                  -------------------------
                                                    90 days       One Year
                                                  ----------     ----------
Total rate sensitive assets                       $1,277,877     $2,044,889
Total rate sensitive liabilities                   1,643,628      2,507,205
                                                  ----------     ----------
Net gap                                            ($365,751)     ($462,316)
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

EARNING ASSETS
     The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 1997 were $4.896 billion, or 91.15% of total assets, compared with $4.680 billion, or 90.12% of total assets for December 31, 1996, an increase of $216 million, or 4.61%, and is primarily the result of business combinations which were completed during 1997.
     Loans are the largest category of earning assets for the Corporation and produce the highest level of interest income. At September 30, 1997, total loans were $2.849 billion, an increase of $214.2 million, or 8.13%, from the $2.635 billion reported at December 31, 1996. Approximately $87 million of this growth is the result of business combinations while the remainder can be attributed to a Management strategy to place 15 year mortgages in its portfolio rather than selling them in the secondary market with the rights to service.
     The Corporation's conservative lending policies have produced consistently strong asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the following table ($ in thousands):

                                                 September 30,       Dec. 31,
                                               -----------------     -------
                                                 1997     1996        1996
                                               -------   -------     -------
Nonaccrual loans                               $13,617    $9,460     $ 8,390
Restructured loans                                   0         0           0
                                               -------   -------     -------
Nonperforming loans                             13,617     9,460       8,390
Other real estate (ORE)                          2,873     2,969       2,734
                                               -------   -------     -------
Nonperforming assets                            16,490    12,429      11,124
Accruing loans past due 90 days or more          2,180     5,884       2,407
                                               -------   -------     -------
Total nonperforming assets and
   loans past due 90 days or more
     loans past due 90 days or more            $18,670   $18,313     $13,531
                                               =======   =======     =======
Nonperforming assets/Total loans + ORE           0.58%     0.48%       0.42%
                                               =======   =======     =======

     As seen above, the Corporation's level of nonperforming assets and loans past due 90 days or more at September 30, 1997 was slightly higher compared to December 31, 1996. The Corporation's level of nonperforming assets continues to be less than those of its peer group. The Corporation has controlled its level of nonperforming assets by maintaining strong underwriting standards, consistent credit reviews and a prudent loan charge-off policy. At September 30, 1997, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
     The allowance for loan losses is maintained at a level that Management and the board of directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off- balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal review is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the board of directors. At September 30, 1997, the allowance for loan losses was $64.1 million, representing 2.25% of total loans outstanding. This compares with an allowance for loan losses of $63.0 million at December 31, 1996, representing 2.39% of total loans outstanding. The increase of $1.1 million is directly the result of 1997 business combinations.
     Net charge-offs were $3.522 million or 0.17% of average loans for the nine months ended September 30, 1997, down $176 thousand from $3.698 million or 0.19% of average loans for the nine months ended September 30, 1996. The Corporation's level of net charge-offs for 1997 compares favorably to its peer group.
     The securities portfolio is utilized to provide a quality investment alternative for available funds and a stable source of interest income. At September 30, 1997, securities available for sale (AFS), with a carrying value of $647 million, and securities held to maturity (HTM), with a carrying value of $1.370 billion, combined to create a securities portfolio totaling $2.017 billion, an increase of $64 million or 3.29% from December 31, 1996. This increase is primarily the result of business combinations completed during 1997. Also, growth has come in the area of shorter term U. S. Government securities that have provided the Corporation a greater degree of liquidity and additional collateral for pledging purposes. Management continues to stress asset quality as one of the strategic goals of the securities portfolio and continues to invest 87% of the portfolio in U. S. Government and Agency securities.
     At September 30, 1997, securities AFS had a carrying value of $647 million and an amortized cost of $632.1 million. This compares with a carrying value of $527.9 million and an amortized cost of $522.7 million at December 31, 1996. At September 30, 1997, gross unrealized gains were $16.4 million on securities AFS while gross unrealized losses were $1.5 million. Net unrealized gains are shown as a separate component of stockholders' equity, net of taxes and equaled $9.2 million at September 30, 1997.
     The carrying value of securities HTM was $1.370 billion at September 30, 1997 compared with $1.425 billion at year end 1996. The fair value of HTM securities at September 30, 1997 was $1.382 billion compared with $1.432 billion at year end 1996. Gross unrealized gains were $14.6 million and gross unrealized losses were $3.5 million on securities HTM at September 30, 1997.
     Federal funds sold and securities purchased under reverse repurchase agreements were $29.9 million at September 30, 1997, a decrease of $62.9 million when compared with year end 1996. The Corporation utilizes these products as a short-term investment alternative whenever it has excess liquidity. The decline during the first nine months of 1997 reflects Management's decision to invest in higher yielding loans and securities.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     Deposits originating within the communities served by the Bank are the primary source of funding for the Corporation's earning assets. Total deposits were $3.724 billion at September 30, 1997, an increase of $126.1 million, or 3.51%, over year end 1996. Business combinations completed during 1997 are mainly responsible for this growth.
     Federal funds purchased were $233.7 million at September 30, 1997 and increased $31.7 million when compared with year end 1996. Securities sold under repurchase agreements totaled $672.9 million at September 30, 1997, a decrease of $92.3 million since year end 1996. During the last quarter of 1996, the Corporation began to increase its utilization of demand notes as a low cost source of funding. At September 30, 1997, the balance in demand notes was $94.6 million compared to $26.4 million at December 31, 1996. Because of the funding available from demand notes, the Corporation was able to reduce its overall need for funds from securities sold under repurchase agreements.

CONTINGENCIES
     The ongoing litigation against the Corporation's subsidiary, Trustmark National Bank, relating to the placement of collateral protection insurance
(CPI) on particular automobile and mobile home loans has been substantially finalized. A settlement of the federal court class action was the subject of an April 14, 1997 settlement hearing. The federal district court approved the settlement by judgment entered July 10, 1997. Notices of appeal by three class members were subsequently dismissed. The settlement funds were disbursed on August 28, 1997. The effects of the settlement are included in the consolidated financial statements. Administrative details required to conclude the settlement process must be completed before the end of 1997. There are twenty-one class members who elected to opt out of the compensatory damages portion of the settlement. These class members have the right to pursue in the federal court such individual claims against the Bank. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of such claims will not have a material effect on the Corporation's consolidated financial statements.
     In addition, the Bank is defendant in various other pending and threatened legal actions arising in the normal course of business. In the opinion of Management, and based on the advice of legal counsel, the ultimate resolution of these matters will not have a material effect on the Corporation's consolidated financial statements.

STOCKHOLDERS' EQUITY
     The regulatory capital ratios for the Corporation and the Bank are shown below compared to the minimums that are currently required under capital adequacy standards imposed by their regulators. Management believes, at September 30, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized. Actual and minimum, regulatory capital amounts and ratios at September 30, 1997, for the Corporation and the Bank are presented in the table below ($ in thousands):

                                                   Actual              Minimum Regulatory
                                              Regulatory Capital         Capital Required
                                              ------------------        ------------------
                                               Amount      Ratio        Amount       Ratio
                                              --------    ------       --------      -----

Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                    $600,646    19.68%       $244,112      8.00%
     Trustmark National Bank                  $575,844    18.94%       $243,170      8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                    $562,183    18.42%       $122,056      4.00%
     Trustmark National Bank                  $537,526    17.68%       $121,585      4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                    $562,183    10.71%       $209,875      4.00%
     Trustmark National Bank                  $537,526    10.27%       $209,378      4.00%

     At September 30, 1997, the Corporation had stockholders' equity of $582.2 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $9.2 million. This compares to total stockholders' equity at December 31, 1996 of $524.2 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $3.2 million.
     Based on a dividend payout ratio of 28.77%, the Corporation retained 71.23% of its earnings during the first nine months of 1997, generating an internal capital growth rate of 9.10%. Dividends for the third quarter of 1997 were $.14 per share compared to $.12 per share for the third quarter of 1996. Book value for the Corporation's common stock was $15.98 at September 30, 1997, compared with the closing market price of $32.25.
     In connection with the PCB and SCB mergers, the Corporation's board of directors has authorized the Corporation to purchase shares of its common stock in open market transactions. The Corporation has purchased approximately 166,000 shares of its common stock reducing its number of common shares outstanding to 36,426,554 at November 12, 1997.

NET INTEREST INCOME
     Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets. NII is the principal source of income for the Corporation. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a major impact on earnings.
     For the first nine months of 1997, the Corporation's level of NII increased by $6.1 million, or 4.2%, when compared with the same period in 1996. The improvement in NII for 1997 was the result of business combinations in addition to more rapid growth of average earning assets when compared to interest-bearing liabilities combined with a relatively stable interest rate environment. This analysis is also true for the third quarter of 1997 when compared with the same period in 1996.
     For the first nine months of 1997, average earning assets increased 3.3% when compared to the same period in 1996. This was driven by a 7.3% increase in average loans. When this growth was combined with relatively stable interest rates, the yield on average earning assets increased by eight basis points when compared to the first nine months of 1996. This combination resulted in an increase in total interest income of $10.9 million, or 4.1%, when comparing the first nine months of 1997 with 1996.
     Average interest-bearing liabilities grew by 1.1% during the first nine months of 1997. Interest-bearing deposits experienced growth of 3.9% during the first nine months of 1997 while average funds purchased and securities sold under repurchase agreements declined 8.6%. In addition, the Corporation's increased utilization of demand notes during 1997 led to substantial growth in this category when comparing the first three quarters of 1997 and 1996. As a result of these factors, total interest expense increased by $4.8 million when comparing the first three quarters of 1997 to the same period in 1996.

     The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                                    Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                     1997        1996
                                                     -----       -----
Yield on interest-earning assets-FTE                 7.87%       7.79%
Rate on interest-bearing liabilities                 3.55%       3.53%
                                                     -----       -----
Net interest margin-FTE                              4.32%       4.26%
                                                     =====       =====

     The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue to take the necessary precautions to minimize exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
     The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first nine months of 1997, the Corporation's provision for loan losses was $3.3 million compared with $4.7 million for the first three quarters of 1996. The increase in the provision during 1996 can be attributed to Management's decision to raise the allowance for loan losses given the overall growth and composition of the loan portfolio.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first three quarters of 1997, as noninterest income, excluding securities gains, increased 10.9% when compared with the same period in 1996. By comparison, noninterest income increased 6.4% during the third quarter of 1997 when compared to the same period in 1996.
     The largest single category of noninterest income, other account charges, fees and commissions, increased $2.7 million, or 12.4%, during the first three quarters of 1997. Business combinations completed during 1997 accounted for most of this increase. Other contributors to the growth in this category during these periods were fees generated from residential mortgage servicing, discount brokerage services, credit cards and a variety of other fee producing products and services.
     Service charges for the first three quarters of 1997 grew by $1.1 million, or 6.5%, when compared with the first three quarters of 1996. This increase can be attributed to a reduction in the amount of waived service charges and a higher volume of consumer account activity.
     Trust service income increased by $1.2 million during the first three quarters of 1997 as the Bank continued to be one of the largest providers of asset management services in Mississippi. At September 30, 1997, the Bank had trust accounts with assets under management with fair values of approximately $5.5 billion.
     Gross securities gains of $503 thousand and gross securities losses of $57 thousand were realized during the first nine months of 1997 because of calls and dispositions of securities classified as available for sale. There were no sales of securities held to maturity during the first nine months of 1997. Gross securities gains of $6 thousand were realized on calls and other dispositions of these securities during that period.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, was 59.1% for the nine months ended September 30, 1997 and 59.9% for the third quarter of 1997. Total noninterest expense increased 7.7% during the first nine months of 1997 compared with 8.5% during the third quarter of 1997.
     Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $6.6 million, or 11.5%, when comparing 1997 with 1996. The number of full-time equivalent employees totaled 2,287 at September 30, 1997 and 2,207 at September 30, 1996. These increases are the direct result of 1997 business combinations..
     Services and fees increased $1.3 million when comparing the first three quarters of 1997 to the same period in 1996. Increased costs for professional fees and communications expense contributed to this increase.
     Several changes in the FDIC assessment took place during 1996 and 1997 and resulted in a decline of the FDIC assessment by $2.4 million when comparing the first three quarters of 1997 to the same period in 1996. As a result of the passage on September 30, 1996 of the Deposit Insurance Funds Act (DIFA), the Corporation received a refund of its fourth quarter FDIC assessment on January 2, 1997. This was offset somewhat by the new Financing Corporation (FICO) assessment that began in 1997 for both Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) assessable deposits. For the first three quarters of 1996, the Corporation paid an FDIC assessment on its deposits insured by the SAIF at a rate of $.23 per $100 of SAIF assessable deposits. This assessment was reduced to zero by the DIFA legislation which was effective for 1997.
     The amortization of intangible assets increased $913 thousand when comparing the first three quarters of 1997 with the same period in 1996. The amount of mortgages serviced increased 10.1% when comparing September 30, 1997 with September 30, 1996 and provided a larger base of mortgage servicing rights that began amortization during that period.

INCOME TAXES
     For the nine months ended September 30, 1997, the Corporation's effective tax rate was 33.0% compared with 34.3% for the first nine months of 1996. The decrease in the Corporation's effective tax rate is due primarily to an increase in tax-exempt interest as a percentage of pretax income.

OFF-BALANCE SHEET INSTRUMENTS
     The Corporation's principal objective in issuing derivatives for purposes other than trading is asset/liability management. To achieve that objective, the Corporation enters into forward interest rate contracts involving commitments to sell mortgages originated or purchased by the Corporation. Interest rate forward contracts are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. These contracts allow the Corporation to fix the interest rate at which it can offer mortgage loans to its customers or purchase mortgages from other financial institutions. Gains or losses on the sale of mortgages in the secondary market are recorded upon the sale of the mortgages and included in other income. Any decline in the market value of mortgages which are pending sale in the secondary market and are held by the Corporation at the end of a financial reporting period, is recognized at that time. As of September 30, 1997, the Corporation's exposure under commitments to sell mortgages is immaterial. The remaining maturity on all forward interest rate contracts is less than one year.

REGULATORY MATTERS
     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement is effective for financial statements issued for periods ending after December 15, 1997. Since the Corporation's capital structure would not be defined as complex, Management does not expect this standard to have an impact on the Corporation's disclosure of EPS.
     In conjunction with SFAS No. 128, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement continues the requirements to disclose certain information about an entity's capital structure that was found in previously issued accounting standards but now requires these disclosures for all entities. This statement is effective for financial statements for periods ending after December 15, 1997. Since the Corporation has been disclosing the information required by previous accounting standards, Management does not expect this standard to have an impact on the Corporation's disclosures of its capital structure.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Management does not expect the this standard to have a material impact on the Corporation's disclosure of Comprehensive Income.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Management does not expect this standard to have a material impact on the Corporation's financial statement disclosures.

OTHER MATTERS
     The Corporation is in the process of identifying which of its systems could be adversely affected by the year 2000 issue and is developing an implementation plan to resolve the issue. Management does not expect the cost of any required modifications to have a material effect on the Corporation's consolidated financial statements.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
     There were no material developments for the quarter ended September 30, 1997 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K
 1.  The following exhibits are included herein:

    (27) Financial Data Schedule

     There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Trustmark Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By:/s/ Frank R. Day
   --------------------------------------------------------------------------
       Frank R. Day                       Chairman of the Board

Date: November 12, 1997


By:/s/ Richard G. Hickson
   --------------------------------------------------------------------------
       Richard G. Hickson                 President & Chief Executive Officer

Date: November 12, 1997


By:/s/ Gerard R. Host
   --------------------------------------------------------------------------
       Gerard R. Host                     Treasurer

Date: November 12, 1997

                                  EXHIBIT INDEX


Exhibit Number                                        Description
--------------                                   -----------------------
     27                                          Financial Data Schedule