Form 10-K
period 1997-12-31
TRUSTMARK CORP
filed 1998-03-26
CIK 36146

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997
         or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number 0-3683

                              TRUSTMARK CORPORATION
             (Exact name of Registrant as specified in its charger)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X)NO( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

Based on the closing sales price of February 20, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,132,940,138.

As of March 16, 1998, there were issued and outstanding 36,733,044 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to parts I, II and III of the Form 10-K report: (1) Registrant's 1997 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated March 13, 1998 (Part III).

                              TRUSTMARK CORPORATION

                                    FORM 10-K


                                      INDEX

PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of
           Securities Holders

PART II

Item 5.  Market for the Registrant's Common Stock
           and Related Stockholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations
Item 7A. Quantitative and Qualitative Disclosures About Market
           Risk
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the
           Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial
           Owners and Management
Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                              TRUSTMARK CORPORATION
                                 1997 FORM 10-K

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Trustmark Corporation (the Corporation) is a one-bank holding company which was incorporated under the Mississippi Business Corporation Act on August 5, 1968, and commenced doing business in November 1968. The Corporation's primary business activities are conducted through its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiary, Trustmark Financial Services, Inc. (TFSI). The Bank accounts for substantially all of the assets and revenues of the Corporation. Chartered by the State of Mississippi in 1889, the Bank is headquartered in Jackson, Mississippi and is the largest bank in the state. The Corporation also owns all of the stock of F.S. Corporation and First Building Corporation, both nonbank Mississippi corporations. F.S. Corporation and First Building Corporation are primarily dormant and are not considered significant subsidiaries.
     The Bank offers a variety of deposit, investment and credit products to its customers through strategic business units serving 185 locations in the State of Mississippi. During 1997, the Bank's existing strategic business units were realigned into new groups which included the Retail Banking Group, the Commercial Banking Group and the Financial Services Group.
     The Retail Banking Group includes the Community Banking Network, Residential Mortgage, Retail and Small Business Services. Both the Community Bank Network, which manages 19 community banks with over 100 branches and the Retail Unit, which administers Card Services, Indirect Lending and all Metro Jackson branches, provide traditional banking products primarily to individuals and small businesses. In order to provide customers with services that are convenient and meet their demanding schedules, both Community Banking and Retail branches have been opened inside Wal-Mart stores, Kroger supermarkets and Albertson's supermarkets. In order to allow customers to do their banking around the clock from their homes or offices, the Bank now offers TrustTouch pc, an on-line banking service. Customers may also obtain information about the Bank's services via the Internet by accessing its web site (www.trustmark.com). Through the Retail Unit, the Bank's Card Services offer MasterCard, VISA, VISA Gold and VISA Business credit card services to consumers and merchants throughout Mississippi. In addition, the Bank now has more than 100,000 debits cards in use. The Indirect Lending area is affiliated with over 100 automobile dealerships across the region and has enabled the Bank to become the second largest financier of automobiles in Mississippi and the largest among financial institutions. A natural extension of Retail Services, the Bank's Residential Mortgage Unit offers first time and repeat home borrowers financing opportunities at several convenient locations throughout the state.

     The Commercial Banking Group provides loans, deposit services and cash management to businesses and banks statewide. The Deposit/Cash Management department offers new technology and services for businesses to monitor cash flows through the utilization of TrustNet computer banking, automated clearing services which facilitates electronic bill payment and direct deposit of employee pay and the Bank's Mutual Fund Sweep account. The Bank offers real estate loans targeting residential construction builders and developers in addition to commercial real estate construction and financing. The Bank also lends to moderate and lower income homeowners in several markets through Community Reinvestment Act programs such as the Downpayment Assistance Program and Farmers Home Multi-Family Home Program. The Bank's Correspondent Banking Department maintains relationships with more than 100 independent banks across the state, providing competitively priced cash management services, financing and clearing services.
     The Financial Services Group offers trust and investment services to individuals, corporations and public entities. With $5.6 billion under administration, the Bank's Trust Department offers a full line of asset management and custodial services. In early 1997, Trustmark Financial Services, Inc. (TFSI), a subsidiary of the Bank began offering full-service brokerage services at discount prices. TFSI offers mutual funds, equities, corporate and municipal bonds, and self-directed Individual Retirement Accounts. The Public Services Department specializes in serving the financial needs of public entities such as state agencies, municipal government and school districts.
     As of March 16, 1998, the Corporation and the Bank employed approximately 2,300 full-time equivalent employees.

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

SUPERVISION AND REGULATION

     The Corporation is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. As such, the Corporation is required to file an annual report and such additional information as the Board of Governors of the Federal Reserve System may require. The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after the acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of the bank. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation, to be closely related to banking or managing or controlling banks "as to be a proper incident thereto." The Board has by regulation determined that a number of activities are closely related to banking within the meaning of the Act. In addition, the Corporation is subject to regulation by the State of Mississippi under its laws of incorporation.
     The Bank is subject to various requirements and restrictions by federal and state banking authorities, including the Office of the Comptroller of the Currency (OCC) and the Mississippi Department of Banking. Areas subject to regulation include loans, reserves, investments, issuance of securities, establishment of branches, loans to directors, executive officers and their related interests, relationships with correspondent banks, consumer protection and other aspects of operations. In addition, national banks are subject to legal limitations on the amount of earnings they may pay as dividends.
     The Bank also is insured by, and therefore subject to, the regulations of the Federal Deposit Insurance Corporation (FDIC). In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. In addition, FDICIA has created restrictions on capital distributions that would leave a depository institution undercapitalized. FDICIA regulations also include procedures and interpretive guidelines that mandate certain audit and reporting requirements for financial institutions. Management is responsible for not only preparing the Corporation's annual financial statements, but also establishing and maintaining adequate internal controls over financial reporting. In addition, Management must comply with certain laws and regulations designated by the FDIC as well as assess the effectiveness of the controls that have been established to comply with these laws and regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Trustmark Corporation (the Registrant) and its bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Frank R. Day, 66, Director, Chairman of the Board, Trustmark Corporation; Chairman of the Board, Trustmark National Bank since January 1982.

Richard G. Hickson, 53, President and Chief Executive Officer, Trustmark Corporation; Vice Chairman and Chief Executive Officer, Trustmark National Bank since May 1997; President and Chief Operating Officer, SouthTrust Bank of Georgia, N.A. from 1995 to May 1997; President, Texas Commerce Bank, Dallas from 1993 to 1995.

Harry M. Walker, 47, Secretary, Trustmark Corporation since January 1995; President and Chief Operating Officer, Trustmark National Bank since March 1992.

Gerard R. Host, 43, Treasurer, Trustmark Corporation since September 1995; Executive Vice President and Chief Financial Officer, Trustmark National Bank since November 1995.

George R. Day, 62, Executive Vice President and Chief Credit Officer, Trustmark National Bank since November 1991.

Thomas W. Mullen, 55, Executive Vice President for Strategic Planning, Trustmark National Bank since November 1991.

William O. Rainey, 58, Executive Vice President and Chief Banking Officer, Trustmark National Bank since November 1991.

     All executive officers, with the exception of Richard G. Hickson, have held executive or senior management positions with the Corporation or the Bank for more than five years.

STATISTICAL DISCLOSURES

     The consolidated statistical disclosures for Trustmark Corporation and subsidiaries are contained in the following Tables 1 through 12.
     During 1997, the Corporation completed two business combinations. On February 28, 1997, the Corporation completed its merger with First Corinth Corporation (FCC) and its subsidiary, National Bank of Commerce of Corinth, Mississippi (NBC) in a business combination accounted for as a pooling of interests. At the merger date, FCC and NBC had approximatgely $134 million in total assets. As a result of this transaction, the Corporation has restated its financial statements to include FCC and NBC as of January 1, 1997. Prior years' statistical disclosures were not restated as the changes would have been immaterial. On September 19, 1997, Perry County Bank (PCB) in New Augusta, Mississippi was merged with the Corporation in a business combination accounted for by the purchase method of accounting. At the merger date, PCB has approximately $43 million in total assets. PCB's results of operations, which are not material, have been included in the statistical disclosures from the merger date.

                             TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

     The Average Assets and Liabilities table below shows the average balances for all assets and liabilities of the Corporation at year end and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                            December 31,
                                                   -------------------------------------------------------------
                                                               1997                            1996
                                                   -----------------------------   -----------------------------
                                                     Average             Yield/      Average             Yield/
                                                     Balance   Interest   Rate       Balance   Interest   Rate
                                                   ----------  --------  -------   ----------  --------  -------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements       $   64,096  $  3,575    5.58%   $   76,203  $  4,223    5.54%
    Trading securities                                  1,387       107    7.71%          340        69   20.29%
    Securities available for sale:
        Taxable                                       612,745    36,671    5.98%      605,467    34,754    5.74%
        Nontaxable                                        320        37   11.56%
    Securities held to maturity:
        Taxable                                     1,299,788    83,101    6.39%    1,324,384    84,285    6.36%
        Nontaxable                                    103,212     8,938    8.66%       92,160     8,245    8.95%
    Loans, net of unearned income                   2,771,662   250,108    9.02%    2,556,811   231,339    9.05%
                                                   ----------  --------            ----------  --------
    Total interest-earning assets                   4,853,210   382,537    7.88%    4,655,365   362,915    7.80%
Cash and due from banks                               269,665                         282,165
Other assets                                          252,260                         234,758
Allowance for loan losses                             (63,897)                        (62,785)
                                                   ----------                      ----------
        Total Assets                               $5,311,238                      $5,109,503
                                                   ==========                      ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits               $  726,812    21,736    2.99%   $  978,165    26,472     2.71%
    Savings deposits                                  573,528    12,333    2.15%      334,925     7,520     2.25%
    Time deposits                                   1,623,384    86,804    5.35%    1,493,721    78,622     5.26%
    Federal funds purchased and securities sold
        under repurchase agreements                   912,089    47,236    5.18%      969,413    48,653     5.02%
    Short term borrowing                               67,708     4,778    7.06%       41,274     2,739     6.64%
                                                   ----------  --------            ----------  --------
        Total interest-bearing liabilities          3,903,521   172,887    4.43%    3,817,498   164,006     4.30%
                                                               --------                        --------
Noninterest-bearing demand deposits                   789,041                         741,324
Other liabilities                                      57,786                          52,168
Stockholders' equity                                  560,890                         498,513
                                                   ----------                      ==========
        Total Liabilities and Stockholders' Equity $5,311,238                      $5,109,503
                                                   ==========                      ==========

        Net Interest Margin                                     209,650    4.32%                198,909     4.27%

Less tax equivalent adjustments:
    Investments                                                   3,141                           2,886
    Loans                                                         2,504                           1,966
                                                               --------                        --------
        Net Interest Margin per Annual Report                  $204,005                        $194,057
                                                               ========                        ========

                                                           December 31,
                                                   -----------------------------
                                                                1995
                                                   -----------------------------
                                                    Average               Yield/
                                                    Balance    Interest    Rate
                                                   ==========  ========   ======
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements       $  113,594  $  6,815    6.00%
    Trading securities                                    500        68   13.60%
    Securities available for sale:
        Taxable                                       455,176    28,872    6.34%
        Nontaxable
    Securities held to maturity:
        Taxable                                     1,291,136    81,052    6.28%
        Nontaxable                                     99,933     9,060    9.07%
    Loans, net of unearned income                   2,481,030   227,322    9.16%
                                                   ----------  --------
    Total interest-earning assets                   4,441,369   353,189    7.95%
Cash and due from banks                               275,235
Other assets                                          223,468
Allowance for loan losses                             (62,547)
                                                   ----------
        Total Assets                               $4,877,525
                                                   ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits               $1,080,817    31,712    2.93%
    Savings deposits                                  235,223     6,109    2.60%
    Time deposits                                   1,448,962    74,553    5.15%
    Federal funds purchased and securities sold
        under repurchase agreements                   898,439    49,171    5.47%
    Short term borrowing                               12,907     1,196    9.27%
                                                   ----------  --------
        Total interest-bearing liabilities          3,676,348   162,741    4.43%
                                                               --------
Noninterest-bearing demand deposits                   701,357
Other liabilities                                      47,984
Stockholders' equity                                  451,836
                                                   ==========
        Total Liabilities and Stockholders' Equity $4,877,525
                                                   ==========

        Net Interest Margin                                     190,448    4.29%

Less tax equivalent adjustments:
    Investments                                                   3,171
    Loans                                                         1,677
                                                               --------
        Net Interest Margin per Annual Report                  $185,600
                                                               ========

     Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 1996 and 1995 statements to conform to the 1997 method of presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

     The Volume and Yield/Rate Variance table below shows the change from year to year for each component of the tax equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands):

                                                        1997 Compared to 1996                 1996 Compared to 1995
                                                     Increase (Decrease) Due To:           Increase (Decrease) Due To:
                                                  --------------------------------      --------------------------------

                                                               Yield/                                Yield/
                                                   Volume       Rate         Net         Volume       Rate        Net
                                                  --------    --------    --------      ========    ========    ========

Interest earned on:
  Federal funds sold and securities purchased
    under reverse repurchase agreements           ($   678)   $     30    ($   648)     ($ 2,102)   ($   490)   ($ 2,592)
  Trading securities                                   103         (65)         38           (26)         27           1
  Securities available for sale:
        Taxable                                        428       1,489       1,917         8,817      (2,935)      5,882
        Nontaxable                                       0          37          37             0           0           0
  Securities held to maturity:
        Taxable                                     (1,578)        394      (1,184)        2,163       1,070       3,233
        Nontaxable                                     966        (273)        693          (696)       (119)       (815)
  Loans, net of unearned income                     19,533        (764)     18,769         6,801      (2,784)      4,017
                                                  --------    --------    --------      --------    --------    --------
      Total interest-earning assets                 18,774         848      19,622        14,957      (5,231)      9,726

Interest paid on:
  Interest-bearing demand deposits                  (7,285)      2,549      (4,736)       (2,926)     (2,314)     (5,240)
  Savings deposits                                   5,161        (348)      4,813         2,320        (909)      1,411
  Time deposits                                      6,835       1,347       8,182         2,406       1,663       4,069
  Federal funds purchased and securities sold
    under repurchase agreements                     (2,936)      1,519      (1,417)        3,707      (4,225)       (518)
  Short term borrowings                              1,856         183       2,039         1,967        (424)      1,543
                                                  --------    --------    --------      --------    --------    --------
      Total interest-bearing liabilities             3,631       5,250       8,881         7,474      (6,209)      1,265
                                                  --------    --------    --------      --------    --------    --------
      Change in net interest income on a
          tax equivalent basis                    $ 15,143    ($ 4,402)   $ 10,741      $  7,483    $    978    $  8,461
                                                  ========    ========    ========      ========    ========    ========

     The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 1997, 1996 and 1995 . The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

     The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                                    December 31,
                                                       ====================================
                                                           1997         1996         1995
                                                        ==========   ==========   ==========
Securities available for sale
U. S. Treasury and U. S. Government agencies            $  480,965   $  469,396   $  413,385
Mortgage-backed securities                                  97,853       39,536       53,382
                                                        ----------   ----------   ----------
    Total debt securities                                  578,818      508,932      466,767
Equity securities                                           14,159       13,813       13,080
                                                        ----------   ----------   ----------
     Total securities available for sale                $  592,977   $  522,745   $  479,847
                                                        ==========   ==========   ==========

Securities held to maturity
U. S. Treasury and U. S. Government agencies            $  221,929   $  267,636   $  257,335
Obligations of states and political subdivisions           230,642      220,073      212,065
Mortgage-backed securities                                 944,257      937,451      884,132
Other securities                                               100          100          100
                                                        ----------   ----------   ----------
       Total securities held to maturity                $1,396,928   $1,425,260   $1,353,632
                                                        ==========   ==========   ==========

TABLE 4 - MATURITY  DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE
         AND SECURITIES HELD TO MATURITY

     The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 1997 and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                            Maturing
                                         -----------------------------------------------------------------------------------
                                                          After One,         After Five,
                                          Within          But Within         But Within           After
                                         One Year  Yield  Five Years  Yield  Ten Years   Yield  Ten Years  Yield    Total
                                         --------  -----  ----------  -----  ----------  -----  ---------  -----  ----------
Securities available for sale
U. S. Treasury and U. S
  Government agencies                    $84,504   5.24%  $396,461    6.20%                                       $  480,965
Mortgage-backed securities                                   9,658    7.05%  $    219    8.87%  $ 87,976   6.55%      97,853
                                         -------          --------           --------           --------          ----------
     Total debt securities                84,504           406,119                219             87,976             578,818
Equity securities                                                                                                     14,159
                                         -------          --------           --------           --------          ----------
     Total securities available for sale $84,504          $406,119           $    219           $ 87,976          $  592,977
                                         =======          ========           ========           ========          ==========

Securities held to maturity
U. S. Treasury and U. S
  Government agencies                    $77,305   5.61%  $144,624    6.33%                                       $  221,929
Obligations of states and
   political subdivisions                 17,932   7.33%    93,403    7.43%  $ 86,228    7.61%  $ 33,079   8.81%     230,642
Mortgage-backed securities                   628   6.67%    24,086    7.18%   210,139    6.47%   709,404   6.47%     944,257
Other securities                                                                  100    7.50%                           100
                                         -------          --------           --------           --------          ----------
    Total securities held to maturity    $95,865          $262,113           $296,467           $742,483          $1,396,928
                                         =======          ========           ========           ========          ==========

     Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.33 years.
     As of December 31, 1997 the Corporation held securities of one issuer with a carrying value exceeding ten percent of total stockholders' equity. General obligations of the State of Mississippi with a carrying value of $124,979,000 and an approximate fair value of $128,820,000 were held on December 31, 1997. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $17,087,000 and an approximate fair value of $18,827,000 which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

     The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):


                                                                          December 31,
                                                   --------------------------------------------------------------

                                                      1997         1996         1995         1994         1993
                                                   ----------   ----------   ----------   ----------   ----------

Real estate loans:
  Construction and land development                $  195,728   $  168,650   $  144,010   $  123,364   $  102,873
  Secured by 1-4 family residential properties        699,486      543,661      553,997      504,078      569,411
  Secured by nonfarm, nonresidential properties       446,492      398,350      380,734      345,130      340,058
  Other real estate loans                              70,592       73,229       69,422       63,169       52,295
Loans to finance agricultural production               38,466       33,950       37,434       34,910       35,490
Commercial and industrial                             702,361      642,758      616,949      594,836      531,054
Loans to individuals for personal expenditures        701,132      645,829      641,409      606,444      529,907
Obligations of states and political subdivisions       79,178       84,918       63,557       50,033       38,407
Loans for purchasing or carrying securities            17,622       20,469       11,626        1,840        3,995
Other loans                                            32,598       22,759       52,953       23,761       27,528
                                                   ----------   ----------   ----------   ----------   ----------
        Loans, net of unearned income              $2,983,655   $2,634,573   $2,572,091   $2,347,565   $2,231,018
                                                   ==========   ==========   ==========   ==========   ==========



TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

     The  table  below  shows  the  amounts  of  loans  in  certain   categories
outstanding as of December 31, 1997, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                                       Maturing
                                                    -------------------------------------------------
                                                                   One Year
                                                      Within       Through      After
                                                     One Year       Five        Five
                                                      or Less       Years       Years        Total
                                                    ----------   ----------   ----------   ----------
Construction and land development                   $  151,351   $   44,377                $  195,728
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                          271,228      154,509   $   91,347      517,084
Commercial and industrial                              466,225      192,740       43,396      702,361
Other loans (excluding loans to individuals)            71,090       26,325       70,449      167,864
                                                    ----------   ----------   ----------   ----------
       Total                                        $  959,894   $  417,951   $  205,192   $1,583,037
                                                    ==========   ==========   ==========   ==========

     The following table shows all loans due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                 Maturing
                                                    ------------------------------------
                                                      One Year
                                                      Through      After
                                                       Five        Five
                                                       Years       Years        Total
                                                    ----------   ----------   ----------
Above loans due after one year which have:
  Predetermined interest rates                      $  379,323   $  182,659   $  561,982
  Floating interest rates                               38,628       22,533       61,161
                                                    ----------     --------   ----------
        Total                                       $  417,951     $205,192   $  623,143
                                                    ==========    ========    ==========

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

     The table below shows the Corporation's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                                        December 31,
                                                    -----------------------------------------------
                                                     1997      1996      1995      1994      1993
                                                    =======   =======   =======   =======   =======

Loans accounted for on a nonaccrual basis           $14,242   $ 8,390   $10,055   $12,817   $13,730
Other real estate                                     2,340     2,734     3,982     3,723     5,709
Accruing loans past due 90 days or more               2,570     2,407     1,810     2,252     1,816
                                                    -------   -------   -------   -------   -------
    Total nonperforming assets and loans past due
        90 days or more                             $19,152   $13,531   $15,847   $18,792   $21,255
                                                    =======   =======   =======   =======   =======



     Generally, a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when a contractual payment of principal or interest has become 90 days past due or Management has serious doubts about collectibility of principal or interest even though the loan is currently performing. A delinquent loan may remain in an accruing status if it is well secured and in process of collection. When a loan is placed in nonaccrual status, unpaid interest credited to income in the current and prior years is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of all contractual principal and interest is no longer in doubt. Interest which would have accrued on nonaccrual and restructured loans if they had been in compliance with their original terms is immaterial. In addition, interest income on these loans that was included in net income for the periods presented was immaterial.
     At December 31, 1997 Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. The Corporation had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 5.

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

     The table below summarizes the Corporation's loan loss experience for each of the last five years ($ in thousands):



                                                                             Year Ended December 31,
                                                         --------------------------------------------------------

                                                           1997        1996        1995        1994        1993
                                                         --------    --------    --------    --------    --------

Balance at beginning of period                           $ 63,000    $ 62,000    $ 65,014    $ 65,014    $ 51,871
Loans charged off:
  Real estate loans                                          (503)     (1,507)     (1,663)     (1,034)     (2,451)
  Loans to finance agricultural production                    (79)       (177)       (115)        (21)       (178)
  Commercial and industrial                                (1,406)     (1,334)       (764)       (979)     (4,278)
  Loans to individuals for personal expenditures           (6,353)     (5,651)     (6,300)     (4,780)     (4,496)
  All other loans                                            (619)       (603)       (648)       (267)       (162)
                                                         --------    --------    --------    --------    --------
    Total charge-offs                                      (8,960)     (9,272)     (9,490)     (7,081)    (11,565)
Recoveries on loans previously charged off:
  Real estate loans                                            92         325         981         732         590
  Loans to finance agricultural production                      7           3          10           8
  Commercial and industrial                                   877       1,334         736         581       2,796
  Loans to individuals for personal expenditures            2,283       2,087       1,848       2,703       2,226
  All other loans                                             775         740         462         271         178
                                                         --------    --------    --------    --------    --------
    Total recoveries                                        4,034       4,489       4,037       4,295       5,790
                                                         --------    --------    --------    --------    --------
Net charge-offs                                            (4,926)     (4,783)     (5,453)     (2,786)     (5,775)
Additions to allowance charged to operating expense         4,682       5,783       2,439       2,786      18,596
Other additions to allowance for loan losses                1,344                                             322
                                                         --------    --------    --------    --------    --------
Balance at end of period                                 $ 64,100    $ 63,000    $ 62,000    $ 65,014    $ 65,014
                                                         ========    ========    ========    ========    ========

Percentage of net charge-offs during period to average
  loans outstanding during the period                      0.18%       0.19%       0.22%       0.12%       0.27%
                                                         ========    ========    ========    ========    ========

     The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated possible loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

     The following table is a summary by allocation category of the Corporation's allowance for loan losses at December 31, 1997. These allocations were determined by internal formulas based upon Management's analysis of the various types of risk associated with the Corporation's loan portfolio. A discussion of Management's methodology for performing the analysis follows the table ($ in thousands):


    Allocation for pools of risk-rated loans                           $29,048
    Additional allocation for risk-rated loans                           2,488
    Allocation for selected industries                                   3,592
    General allocation for all other loans                               9,687
    Allocation for available lines of credit and letters of credit       2,560
    Discretionary                                                       16,725
                                                                       -------
      Total                                                            $64,100
                                                                       =======


     The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb estimated possible losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly utilizing the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201 as well as additional guidance provided in the Interagency Policy Statement. Loss percentages were uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages were determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which were risk-rated Other Loans Especially Mentioned or Substandard and all which were risk-rated Doubtful were reviewed by the Corporation's Internal Asset Review staff to determine if the standard percentages appeared to be sufficient to cover potential loss on each line. In the event that the percentages on any particular lines were determined to be insufficient, additional allocations were made based upon recommendations of lending and asset review personnel.
     Industry allocations were made based on concentrations of credit within the portfolio as well as arbitrary designation of certain other industries by Management.
     The general allocation is included in the allowance to cover potential loan losses within portions of the loan portfolio not addressed in the preceeding allocations. The types of loans included in the general allocation were residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount was based upon the more conservative estimate of loss experience within these categories during 1997, the historical 5-year moving average for each category, or previously established floors.
     The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Arbitrary percentages, which were the same as those applied to the funded portions of the commercial and retail loan portfolios, were applied to cover any potential losses in these off-balance sheet categories.
     The remaining $16,725,000 is discretionary and serves as added protection in the event that any of the above specific components are determined to be inadequate or for issues that cannot or have not been measured on a quantitative basis over a prolonged period of time.
     Because of the present stability shown by the Corporation's level of nonperforming assets, Management does not anticipate that the percentage of 1998 net charge-offs to total loans to be significantly higher than that experienced in 1997. However, because of the imprecision inherent in most estimates of expected credit losses, Management will continue to take a prudent approach in the evaluation of the allowance for loan losses.

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

     The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 1997 ($ in thousands):




3 months or less                             $203,673
Over 3 months through 6 months                 84,035
Over 6 months through 12 months                74,521
Over 12 months                                 89,224
                                             ---------
      Total                                  $451,453
                                             =========



TABLE 11 - SELECTED RATIOS

     The following ratios are presented for each of the last three years:

                                       1997        1996        1995
                                      ======      ======      ======

Return on average assets               1.34%       1.27%       1.23%
Return on average equity              12.67%      13.07%      13.23%
Dividend payout ratio                 30.26%      26.74%      25.73%
Equity to assets ratio                10.56%       9.76%       9.26%



TABLE 12 - SHORT TERM BORROWINGS

     The table below presents certain information concerning the Corporation's short term borrowings for each of the last three years ($ in thousands):

                                                                              1997          1996          1995
                                                                           ==========    ==========    ==========
Federal funds purchased and securities sold under repurchase agreements:
    Amount outstanding at end of period                                    $  948,700    $  967,191    $  932,983
    Weighted average interest rate at end of period                              5.72%         5.46%         5.13%
    Maximum amount outstanding at any
      month end during each period                                         $1,003,907    $1,036,564    $  945,207
    Average amount outstanding during each period                          $  912,089    $  969,413    $  898,439
    Weighted average interest rate during each period                            5.18%         5.02%         5.47%

     Disclosure of other short term borrowings is not required because the average balance for 1997 was less than 30% of stockholders' equity at the end of 1997.

ITEM 2. PROPERTIES

     The Corporation's principal offices are housed in a 14-floor combination office and bank building located in Jackson, Mississippi. This building, along with all other physical properties of the Corporation, are owned by the Bank. Approximately 155,000 square feet (55%) of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. The Bank also operates 109 full-service branches, 22 limited-service branches, 11 in-store branches and an ATM network which includes 83 ATMs at on- premise locations and 60 ATMs located at off-premise sites. The Bank leases 77 of its 185 locations with the remainder being owned.

ITEM 3. LEGAL PROCEEDINGS

     The Corporation and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business; some of the lawsuits assert claims to the lending, collection, servicing, investment, trust and other business activities of the Bank; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Corporation's shareholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The Corporation's common stock is listed for trading on the Nasdaq Stock Market. At March 2, 1998, there were approximately 5,200 shareholders of record of the Corporation's common stock. Other information required by this item can be found in Note 12, "Stockholders' Equity," (page 29) and the table captioned "Principal Markets and Prices of the Corporation's Stock" (page 34) included in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item can be found in the table captioned "Selected Financial Data" (page 33) included in the

Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 35-42) included in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 35-37) included in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Trustmark Corporation and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 1997 Annual Report to Shareholders (pages 17-32) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 33) is also included in the Registrant's 1997 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change of accountants within the two-year period prior to December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VIII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated March 13, 1998, and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, page 6 of this report.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item can be found in Section VI, "Compensation of Executive Officer and Directors," and Section VIII, "Other Information Concerning Directors," contained in

Trustmark   Corporation's   Proxy   Statement  dated  March  13,  1998,  and  is
incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information regarding security ownership of certain beneficial owners and Management can be found in Section IV, "Voting Securities and Principal Holders Thereof," and Section V, "Ownership of Equity Securities by Management," contained in Trustmark Corporation's Proxy Statement dated March 13, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions can be found in Section VII, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement dated March 13, 1998, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

A-1. Financial Statements

     The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and Subsidiaries are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated  Statements  of Income for the Years Ended  December 31, 1997,
          1996 and 1995
     Consolidated  Statements of Changes in  Stockholders'  Equity for the Years
          Ended December 31, 1997, 1996 and 1995
     Consolidated  Statements  of  Cash  Flows  for the Years Ended December 31,
          1997, 1996 and 1995
     Notes to Consolidated Financial Statements (Notes 1 through 14)
     Selected Financial Data,  Summary of Quarterly  Results of Operations,  and
          Principal Markets and Prices of the Corporation's Stock

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

                              TRUSTMARK CORPORATION


BY:   /s/ Frank R. Day                       BY: /s/ Richard G. Hickson
      -----------------------------              -----------------------
      Frank R. Day                               Richard G. Hickson
      Chairman of the Board                      President & Chief
                                                 Executive Officer

DATE: March 20, 1998                        DATE: March 20, 1998


BY:   /s/ Gerard R. Host
      -----------------------------
      Gerard R. Host
      Treasurer
      (Chief Financial and
      Accounting Officer)

DATE: March 20, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  March 20, 1998                   BY: /s/ J. Kelly Allgood
                                         -------------------------------
                                            J. Kelly Allgood, Director

DATE:  March 20, 1998                   BY: /s/ Reuben V. Anderson
                                         -------------------------------
                                            Reuben V. Anderson, Director

DATE:  March 20, 1998                   BY: /s/ John L. Black, Jr.
                                            -------------------------------
                                            John L. Black, Jr., Director

DATE:  March 20, 1998                   BY: /s/ Harry H. Bush
                                            -------------------------------
                                            Harry H. Bush, Director

DATE:  March 20, 1998                   BY: /s/ Robert P. Cooke III
                                            -------------------------------
                                            Robert P. Cooke III, Director

DATE:  March 20, 1998                   BY: /s/ Frank R. Day
                                           ---------------------------------
                                            Frank R. Day, Chairman of the
                                            Board and Director

DATE:  March 20, 1998                   BY:
                                           ---------------------------------
                                            William C. Deviney, Jr., Director

DATE:  March 20, 1998                   BY: /s/ D.G. Fountain, Jr.
                                            --------------------------------
                                         D. G. Fountain, Jr., Director

DATE:  March 20, 1998                   BY: /s/ C. Gerald Garnett
                                            --------------------------------
                                            C. Gerald Garnett, Director

DATE:  March 20, 1998                   BY: /s/ Richard G. Hickson
                                            --------------------------------
                                            Richard G. Hickson, President &
                                            Chief Executive Officer and Director

DATE:  March 20, 1998                   BY: /s/ Matthew L. Holleman III
                                            --------------------------------
                                            Matthew L. Holleman III, Director

DATE:  March 20, 1998                   BY: /s/ Fred A. Jones
                                            --------------------------------
                                            Fred A. Jones, Director

DATE:  March 20, 1998                   BY: /s/ T.H. Kendall III
                                            --------------------------------
                                            T. H. Kendall III, Director

DATE:  March 20, 1998                   BY: /s/ Larry L. Lambiotte
                                            --------------------------------
                                            Larry L. Lambiotte, Director

DATE:  March 20, 1998                   BY: /s/ Robert V. Massengill
                                            --------------------------------
                                            Robert V. Massengill, Director

DATE:  March 20, 1998                   BY: /s/ Donald E. Meiners
                                            --------------------------------
                                            Donald E. Meiners, Director

DATE:  March 20, 1998                   BY: /s/ William Neville III
                                            --------------------------------
                                            William Neville III, Director

DATE:  March 20, 1998                   BY:
                                            --------------------------------
                                            Richard H. Puckett, Director

DATE:  March 20, 1998                   BY: /s/ Charles W. Renfrow
                                            --------------------------------
                                            Charles W. Renfrow, Director

DATE:  March 20, 1998                   BY:
                                            --------------------------------
                                            William Thomas Shows, Director

DATE:  March 20, 1998                   BY: /s/ Harry M. Walker
                                            --------------------------------
                                            Harry M. Walker, Director

DATE:  March 20, 1998                   BY: /s/ LeRoy G. Walker, Jr.
                                            --------------------------------
                                            LeRoy G. Walker, Jr., Director

DATE:  March 20, 1998                   BY: /s/ Paul H. Watson
                                            --------------------------------
                                            Paul H. Watson, Jr., Director

DATE:  March 20, 1998                   BY:
                                            --------------------------------
                                            John C. Wheeless, Jr., Director

DATE:  March 20, 1998                   BY: /s/ Allen Wood, Jr.
                                            --------------------------------
                                                Allen Wood, Jr., Director

                                  EXHIBIT INDEX

 3-a Articles of Incorporation, as amended. Filed as Exhibit 3 to the Corporation's Form 10-K Annual Report for the year ended December 31, 1990, incorporated herein by reference.
 3-b Bylaws, as amended. Filed as Exhibit 3-b to the Corporation's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
 3-c Articles of Incorporation, as amended. Filed as Exhibit 3-c to the Corporation's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
 3-d Bylaws, as amended. Filed as Exhibit 3-d to the Corporation's Form 10-K Annual Report for the year ended December 31, 1997.
10-a Deferred Compensation Plan for Directors of Trustmark Corporation, as amended. Filed as Exhibit 10 to the Corporation's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
10-b Deferred Compensation Plan for Executive Officers of Trustmark National Bank. Filed as Exhibit 10-b to the Corporation's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference.
10-c Deferred Compensation Plan for Directors of First National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-c to the Corporation's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-d Life Insurance Plan for Executive Officers of First National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-d to the Corporation's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-e Long Term Incentive Plan for key employees of Trustmark Corporation and its subsidiaries, approved March 11, 1997. Filed as Exhibit 10-e to the Corporation's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference.
10-f Employment Agreement between Trustmark Corporation and Richard G. Hickson dated May 13, 1997. Filed as Exhibit 10-f to the Corporation's Form 10-K Annual Report for the year ended December 31, 1997.
10-g Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated December 22, 1997. Filed as Exhibit 10-g to the Corporation's Form 10-K Annual Report for the year ended December 31, 1997.
10-h Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated December 22, 1997. Filed as Exhibit 10-h to the Corporation's Form 10-K Annual Report for the year ended December 31, 1997.
13 Only those portions of the Registrant's 1997 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.
23       Consent of Arthur Andersen LLP.
27       Financial Data Schedule.

         All other exhibits are omitted as they are inapplicable or not required by the related instructions.