Form 10-Q
period 1998-03-31
TRUSTMARK CORP
filed 1998-05-05
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 29, 1998.

        Title                                                        Outstanding
Common stock, no par value                                            73,466,088

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          1998         1997*
                                                       ===========  ============
Assets
Cash and due from banks (noninterest-bearing)           $  297,262    $  292,555
Federal funds sold and securities purchased
  under reverse repurchase agreements                       88,303        70,786
Trading account securities                                     517            99
Securities available for sale (at fair value)              708,753       610,471
Securities held to maturity (fair value:
  $1,361,513-1998; $1,407,167-1997)                      1,349,862     1,396,928
Loans                                                    3,141,928     2,983,655
  Less:  Allowance for loan losses                          65,400        64,100
                                                       -----------  ------------
  Net loans                                              3,076,528     2,919,555
Premises and equipment                                      69,846        67,958
Intangible assets                                           47,383        40,085
Other assets                                               145,377       146,721
                                                       -----------  ------------
  Total Assets                                          $5,783,831    $5,545,158
                                                       ===========  ============


Liabilities
Deposits:
  Noninterest-bearing                                   $  883,467    $  898,679
  Interest-bearing                                       3,117,773     2,920,270
                                                       -----------  ------------
    Total deposits                                       4,001,240     3,818,949
Federal funds purchased                                    184,518       283,468
Securities sold under repurchase agreements                731,296       665,232
Other short term borrowings                                185,697       140,058
Other liabilities                                           57,805        43,826
                                                       -----------  ------------
  Total Liabilities                                      5,160,556     4,951,533

Commitments and Contingencies

Stockholders' Equity Common stock, no par value:
  Authorized:  250,000,000 shares
  Issued and outstanding: 73,466,088 shares - 1998;
    72,740,708 - 1997                                       15,305        15,154
Surplus                                                    262,326       246,768
Retained earnings                                          334,525       320,901
Net unrealized gain on securities available for
  sale, net of tax                                          11,119        10,802
                                                       -----------  ------------
  Total Stockholders' Equity                               623,275       593,625
                                                       -----------  ------------
  Total Liabilities and Stockholders' Equity            $5,783,831    $5,545,158
                                                       ===========  ============




 * Derived from audited financial statements.

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                              ==================
                                                                1998      1997
                                                              =======    =======
Interest Income
Interest and fees on loans                                    $66,477    $59,336
Interest on securities:
  Taxable interest income                                      30,127     29,459
  Interest income exempt from federal income taxes              1,433      1,526
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements                   828      1,485
                                                              -------    -------
  Total Interest Income                                        98,865     91,806
Interest Expense
Interest on deposits                                           31,025     29,522
Interest on federal funds purchased and securities
  sold under repurchase agreements                             12,211     11,250
Other interest expense                                          1,628        770
                                                              -------    -------
  Total Interest Expense                                       44,864     41,542
                                                              -------    -------
Net Interest Income                                            54,001     50,264
Provision for loan losses                                         799        908
                                                              -------    -------
Net Interest Income After
  Provision for Loan Losses                                    53,202     49,356
Noninterest Income
Service charges on deposit accounts                             6,958      6,005
Other account charges, fees and commissions                     5,820      4,783
Mortgage servicing fees                                         3,377      3,216
Trust service income                                            3,316      3,040
Other income                                                      838        918
                                                              -------    -------
  Total Noninterest Income                                     20,309     17,962
Noninterest Expenses
Salaries and employee benefits                                 22,261     20,937
Net occupancy - premises                                        2,275      2,399
Equipment expenses                                              2,970      2,989
Services and fees                                               6,624      5,658
Amortization of intangible assets                               2,381      2,305
Other expense                                                   6,395      6,044
                                                              -------    -------
  Total Noninterest Expenses                                   42,906     40,332
                                                              -------    -------
Income Before Income Taxes                                     30,605     26,986
Income taxes                                                   10,980      9,311
                                                              -------    -------
Net Income                                                    $19,625    $17,675
                                                              =======    =======

Earnings Per Share
     Basic                                                    $  0.27    $  0.24
                                                              =======    =======

     Diluted                                                  $  0.27    $  0.24
                                                              =======    =======



See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (Unaudited)


                                                                        Three months ended March 31,
                                                                        ============================
                                                                           1998              1997
                                                                        =========          =========
Operating Activities
Net income                                                              $  19,625          $  17,675
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                 799                908
    Provision for depreciation and amortization                             4,708              4,741
    Net (accretion) amortization of securities                               (591)               161
    Increase in intangible assets                                          (3,047)            (1,940)
    Decrease (increase) in deferred income taxes                               56               (633)
    Decrease (increase) in other assets                                     1,144             (4,828)
    Increase in other liabilities                                          13,470             11,032
    Other                                                                    (585)              (609)
                                                                        ---------          ---------
Net cash provided by operating activities                                  35,579             26,507
                                                                        ---------          ---------

Investing Activities
Proceeds from calls and maturities of securities available for sale        22,491             58,984
Proceeds from calls and maturities of securities held to maturity          95,929             57,014
Proceeds from sales of securities available for sale                          101
Purchases of securities available for sale                                (90,439)          (109,391)
Purchases of securities held to maturity                                  (40,381)           (44,886)
Net increase in federal funds sold and securities
  purchased under reverse repurchase agreements                           (17,517)          (138,282)
Net increase in loans                                                    (113,632)           (52,271)
Purchases of premises and equipment                                        (1,791)            (4,929)
Proceeds from sales of premises and equipment                                  14                  3
Proceeds from sales of other real estate                                      375                356
Net assets assumed in immaterial pooling of interests
  business combination                                                                        13,348
Cash equivalents of acquired bank, net of cash paid                        13,035
                                                                        ---------          ---------
Net cash used by investing activities                                    (131,815)          (220,054)
                                                                        ---------          ---------

Financing Activities
Net increase in deposits                                                   94,191            181,384
Net decrease in federal funds purchased and
  securities sold under repurchase agreements                             (32,886)           (49,848)
Net increase in short term borrowings                                      45,639             17,273
Cash dividends paid                                                        (6,001)            (5,094)
                                                                        ---------          ---------
Net cash provided by financing activities                                 100,943            143,715
                                                                        ---------          ---------
Increase (decrease) in cash and cash equivalents                            4,707            (49,832)
Cash and cash equivalents at beginning of year                            292,555            337,090
                                                                        ---------          ---------
Cash and cash equivalents at end of period                              $ 297,262          $ 287,258
                                                                        =========          =========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (the Corporation) 1997 annual report on Form 10-K.
     The consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiary, Trustmark Financial Services, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - LOANS
     The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, 1998 and 1997 ($ in thousands):

                                                   1998        1997
                                                 --------    --------
Balance at beginning of year                     $ 64,100    $ 63,000
Provision charged to expense                          799         908

Loans charged off                                  (2,334)     (1,901)
Recoveries                                          1,535       1,002
Allowance applicable to loans of acquired bank      1,300         791
                                                 --------    --------
Balance at end of period                         $ 65,400    $ 63,800
                                                 ========    ========

     At March 31, 1998, the carrying value of commercial loans considered to be impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $11.1 million, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the three months ended March 31, 1998, the average carrying value of impaired loans was approximately $11.4 million, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $14.4 million at March 31, 1998. The foregone interest associated with such loans is immaterial.

NOTE 3 - CONTINGENCIES
     The Corporation and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business; some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities of Trustmark National Bank; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.

NOTE 4 - STOCKHOLDERS' EQUITY
     On February 10, 1998, the Corporation announced a two-for-one stock split. The additional shares were issued on March 30, 1998 to shareholders of record on March 20, 1998. As a result, the Corporation's current outstanding shares have increased to 73,466,088. All per share data and number of common shares have been restated to reflect the effect of this stock split.
     Basic and diluted EPS was computed by dividing net income by the weighted average shares of common stock outstanding, 72,885,784 for the first quarter of 1998 and 72,773,616 shares for the first quarter of 1997.
     At the Corporation's annual shareholders' meeting which was held April 14, 1998, an amendment to the Articles of Incorporation was approved increasing the number of authorized common shares from 100 million to 250 million. This increase will allow the Corporation to issue additional shares to consummate business combinations, implement stock splits or dividends or for other corporate purposes.

NOTE 5 - STATEMENTS OF CASH FLOWS
     During the three months ended March 31, 1998, the Corporation paid approximately $1.5 million in income taxes. There were no income taxes paid in the first quarter 1997. During the three months ended March 31, 1998 and 1997, the Corporation paid $44.5 million and $39.6 million, respectively, in interest on deposit liabilities and other borrowings. For the three months ended March 31, 1998 and 1997, noncash transfers from loans to foreclosed properties were $346 thousand and $848 thousand, respectively.

NOTE 6 - BUSINESS COMBINATIONS
     On March 13, 1998, Smith County Bank (SCB) in Taylorsville, Mississippi was merged in a business combination accounted for by the purchase method of accounting. At the merger date, SCB had approximately $44 million in net loans, $98 million in total assets and $88 million in total deposits. The stockholders of SCB received 725,000 shares of Trustmark Corporation common stock (adjusted for the two-for-one stock split) in connection with the merger. Excess cost over net assets acquired equaled $6.7 million and has been allocated to core deposit intangibles. SCB's results of operations, which are not material, have been included in the financial statements from the merger date.

NOTE 7 - RECENT PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management intends to comply with this standard in 1998.
     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. Management intends to comply with this standard in 1998.

NOTE 8 - COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Corporation adopted this statement effective January 1, 1998. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Corporation that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The following table reflects the calculation of comprehensive income for the Corporation for the three months ended March 31, 1998 and 1997, respectively ($ in thousands):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                    --------           --------
Net Income                                          $ 19,625           $ 17,675
Unrealized holding gains/(losses) arising
during the period on securities available
for sale, net of tax                                     317             (2,371)
                                                    --------           --------
Comprehensive Income                                $ 19,942           $ 15,304
                                                    ========           ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements  and the  supplemental  financial  data  included  elsewhere  in this report.
     The Securities Litigation Reform Act evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by Management. Certain of the information included in this discussion contains forward-looking statements and information that are based on Management's belief as well as certain assumptions made by, and information currently available to Management. Specifically, Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; and year 2000 compliance issues. Although Management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary materially from those anticipated, estimated, projected or expected.

FINANCIAL SUMMARY
     Trustmark Corporation reported net income for the first quarter of 1998 of $19.6 million, an 11.0% increase over the first quarter of 1997 earnings of $17.7 million. On a per share basis, first quarter 1998 basic and diluted earnings were $0.27 per share compared with $0.24 per share for the first quarter of 1997. The Corporation's first quarter 1998 performance resulted in a return on average assets of 1.43% and a return on average equity of 13.38%. The Corporation's first quarter efficiency ratio was 56.6%.
     Total assets at March 31, 1998 increased 4.3% over December 31, 1997 to reach $5.8 billion, while net loans increased 5.4% to reach $3.1 billion and total deposits increased 4.8% to $4.0 billion. Stockholders' equity was $623.3 million at March 31, 1998, a 5.0% increase when compared with December 31, 1997.

BUSINESS COMBINATIONS
     Acquisitions have been, and are expected to continue to be, a significant part of the Corporation's growth and have enhanced the market position of the Corporation in the state of Mississippi. Management is continually evaluating new market areas in which to expand and to provide its financial services.
     On March 13, 1998, Smith County Bank (SCB) in Taylorsville, Mississippi was merged in a business combination accounted for by the purchase method of accounting. At the merger date, SCB had approximately $44 million in net loans, $98 million in total assets and $88 million in total deposits. The stockholders of SCB received approximately 725,000 shares of the Corporation's common stock (adjusted for the two-for-one stock split) in connection with the merger. Excess cost over net assets acquired equaled $6.7 million and has been allocated to core deposit intangibles. SCB's results of operations, which are not material, have been included in the financial statements from the merger date.

ASSET/LIABILITY MANAGEMENT
Overview
     Market risk is the risk of loss arising from adverse changes in market prices and rates. The Corporation has risk management policies to monitor and limit exposure to market risk. The Corporation's market risk is comprised primarily of interest rate risk created by its core banking activities in loans and deposits. Management continually develops and applies cost effective strategies to manage these risks. In asset and liability management activities, policies are in place that are designed to manage interest rate risk. The Asset/Liability Committee, consisting of executive officers, sets the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors based on the
Corporation's tolerance for risk. A key objective of the Corporation's asset/liability management program is to quantify, monitor and manage interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments.

Market/Interest Rate Risk Management
     The Corporation's primary purpose in managing interest rate risk is to effectively invest the Corporation's capital and to manage and preserve the value created by its core banking business. The Corporation utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that is run quarterly in order to provide information used to evaluate the Corporation's exposure to interest rate risk, to project earnings and manage balance sheet growth. This modeling system incorporates Management's expectations regarding loan demand, deposit product preferences, price and funds availability, prepayment rates and the spread of rates between different financial instruments. Interest rate change scenarios of plus and minus 100, 200 and 300 basis points are run in the model against the Corporation's balance sheet and the results of these simulations show the impact on future results of operations. The Asset/Liability Committees of both the Bank's executive officers and the Corporation's Board of Directors meet monthly to evaluate current and projected interest rate risk positions and their adherence to the Corporation's policy limits and review its balance sheet composition.
     Static gap analysis is another tool that can be utilized for interest rate risk measurement. Management realizes that this method for analyzing interest sensitivity does not provide a complete picture of the Corporation's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, changes in prepayment speeds or varying interest rate scenarios. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents the Corporation's rate sensitivity static gap analysis at March 31, 1998 ($ in thousands):
                                         Interest Sensitive Within
                                           90 days       One Year
                                         -----------    -----------
Total rate sensitive assets              $ 1,453,033    $ 2,327,917
Total rate sensitive liabilities           1,859,715      2,798,930
                                         -----------    -----------
Net gap                                  $  (406,682)   $  (471,013)
                                         ===========    ===========

     The analysis indicates that the Corporation is in a negative gap position over the next three and twelve month periods. Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates, should they occur.

Derivative Financial Instruments
     Derivatives  are used to hedge  interest  rate  exposures by modifying  the interest rate characteristics of specific balance sheet instruments. The Corporation regularly enters into certain derivative financial instruments, forward interest rate contracts, as part of its normal asset/liability management strategies. At March 31, 1998, the Corporation's obligations under forward contracts consist of commitments to sell mortgage loans originated and/or purchased in the secondary market at a future date. These obligations are entered into by the Corporation in order to fix the interest rate at which it can offer mortgage loans to its customers or purchase mortgage loans from other financial institutions. Realized gains and losses on forward contracts and the sale of mortgage loans in the secondary market are recorded upon the sale of the mortgages and included in other income. Any decline in market value of mortgages held for sale by the Corporation at the end of a financial reporting period is recognized at that time. As of March 31, 1998, the Corporation's exposure under commitments to sell mortgages is immaterial.

Liquidity
     The Corporation's goal is to maintain an adequate liquidity position to compensate for expected and unexpected balance sheet fluctuations and to provide funds for growth. The Asset/Liability Committee establishes guidelines by which they monitor the current liquidity position to ensure adequate funding capacity. This is accomplished through the active management of both the asset and liability sides of the balance sheet and by maintaining accessibility to local, regional and national funding sources. The ability to maintain consistent earnings and adequate capital also enhances the Corporation's liquidity.

EARNING ASSETS
     The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 1998 were $5.289 billion, or 91.45% of total assets, compared with $5.062 billion, or 91.29% of total assets for December 31, 1997, an increase of $227 million, or 4.49%, and is primarily the result of the business combination completed during the first quarter of 1998 and growth in the loan portfolio.

Loans
     Loans, the largest category of earning assets for the Corporation, produce the highest level of interest income. At March 31, 1998, total loans were $3.142 billion, an increase of $158.3 million, or 5.30%, from the $2.984 billion reported at December 31, 1997. At March 31, 1998, loans were 59.4% of the Corporation's earning assets compared with 58.9% at December 31, 1997. Approximately $44 million of the growth in the loan portfolio is the result of the SCB business combination while the remainder can be attributed primarily to increases in loans secured by real estate. Within the real estate category, increases in loans secured by residential properties can be attributed to a Management strategy to retain 10 to 15 year conventional mortgages in its portfolio.
     The Corporation's lending policies have produced consistently strong asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the following table ($ in thousands):

                                                     3/31/98    12/31/97
                                                     -------    --------
Loans accounted for on a nonaccrual basis            $14,367     $14,242
Other real estate (ORE)                                2,342       2,340
Accruing loans past due 90 days or more                4,875       2,570
                                                     -------    --------
Total nonperforming assets and loans past due
  90 days or more loans past due 90 days or more     $21,584     $19,152
                                                     =======    ========
Nonperforming assets/Total loans plus ORE              0.53%       0.56%
                                                     =======    ========

     As seen above, the Corporation's level of nonperforming assets and loans past due 90 days or more remains well controlled and continues to be less than those of its peer group. The Corporation has controlled its level of nonperforming assets by maintaining strong underwriting standards, consistent credit reviews and a prudent loan charge-off policy. At March 31, 1998, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
     The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal review is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. At March 31, 1998, the allowance for loan losses was $65.4 million, representing 2.08% of total loans outstanding. This compares with an allowance for loan losses of $64.1 million at December 31, 1997, representing 2.15% of total loans outstanding. The increase of $1.3 million is directly the result of the SCB business combination.
     Net charge-offs were $799 thousand or 0.11% of average loans for the quarter ended March 31, 1998, a decrease of $100 thousand from $899 thousand or 0.14% of average loans for first quarter of 1997. The Corporation's level of net charge-offs for 1998 compares favorably to its peer group.

Securities
     The securities portfolio is utilized to provide a quality investment alternative for available funds and a stable source of interest income. At March 31, 1998, securities available for sale (AFS), with a carrying value of $708.8 million, and securities held to maturity (HTM), with a carrying value of $1.350 billion, combined to create a securities portfolio totaling $2.059 billion, an increase of $51.2 million or 2.55% from December 31, 1997. This increase is primarily the result of the SCB business combination completed during the first quarter of 1998.
     Management continues to stress asset quality as one of the strategic goals of the securities portfolio which can be seen by the investment of 87% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are over 99% U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, the Corporation's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
     At March 31, 1998, securities AFS had a carrying value of $708.8 million and an amortized cost of $690.7 million. This compares with a carrying value of $610.5 million and an amortized cost of $593.0 million at December 31, 1997. At March 31, 1998, gross unrealized gains were $19.2 million on securities AFS while gross unrealized losses were $1.2 million. Net unrealized gains are shown as a separate component of stockholders' equity, net of taxes and equaled $11.1 million at March 31, 1998.
     The carrying value of securities HTM was $1.350 billion at March 31, 1998 compared with $1.397 billion at year end 1997. The fair value of HTM securities at March 31, 1998 was $1.362 billion compared with $1.407 billion at year end 1997. Gross unrealized gains were $15.2 million and gross unrealized losses were $3.6 million on securities HTM at March 31, 1998.

Other Earning Assets
     Federal funds sold and securities purchased under reverse repurchase agreements were $88.3 million at March 31, 1998, an increase of $17.5 million when compared with year end 1997. The Corporation utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     The Corporation's deposit base is its primary source of funding and consists of deposits from the communities served by the Corporation. Total deposits were $4.001 billion at March 31, 1998, an increase of $182.2 million, or 4.77%, over year end 1997. The SCB business combination completed during the first quarter of 1998 was responsible for approximately $79.9 million of this growth.
     Federal funds purchased were $184.5 million at March 31, 1998, a decrease of $99.0 million when compared with year end 1997. The primary reason for the decline resulted from the reclassification of $100 million of term federal funds purchased (maturity more than one day) to short term borrowings at March 31, 1998. Securities sold under repurchase agreements totaled $731.3 million at March 31, 1997, an increase of

$66.1 million from year end 1997. At March 31, 1998, the balance of other short term borrowings was $185.7 million compared with $140.0 million at December 31, 1997. This increase is the direct result of the reclassification of term federal funds purchased mentioned above. Overall, the net change in other interest bearing liabilities was an increase of approximately $12.8 million.

CONTINGENCIES
     The Corporation and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business; some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities of Trustmark National Bank; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.

STOCKHOLDERS' EQUITY
     The regulatory capital ratios for the Corporation and the Bank are shown in the table below compared to the minimum ratios that are currently required under capital adequacy standards imposed by their regulators. At March 31, 1998, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized. Actual and minimum, regulatory capital amounts and ratios at March 31, 1998, for the Corporation and the Bank are as follows ($ in thousands):

                                             Actual           Minimum Regulatory
                                        Regulatory Capital     Capital Required
                                        ------------------    ------------------
                                          Amount     Ratio      Amount     Ratio
                                        --------    ------    --------     -----
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation              $636,776    19.43%    $262,201     8.00%
     Trustmark National Bank            $620,263    18.99%    $261,344     8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation              $595,506    18.17%    $131,100     4.00%
     Trustmark National Bank            $579,125    17.73%    $130,672     4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation              $595,506    10.70%    $222,596     4.00%
     Trustmark National Bank            $579,125    10.43%    $222,146     4.00%

     At March 31, 1998, the Corporation had stockholders' equity of $623.3 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $11.1 million. This compares to total stockholders' equity at December 31, 1997 of $593.6 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $10.8 million. Approximately $15.7 million of capital was added during the first quarter of 1998 from shares issued in connection with the SCB business combination.
     Based on a dividend payout ratio of 29.63%, the Corporation retained 70.37% of its earnings during the first quarter of 1998, generating an internal capital growth rate of 9.42%. Dividends for the first quarter of 1998 were $0.0825 per share compared with $0.07 per share for the first quarter of 1997. Book value for the Corporation's common stock was $8.48 at March 31, 1998, compared with the closing market price of $22.88.
     On February 10, 1998, the Corporation announced a two-for-one stock split. The additional shares were issued on March 30, 1998 to shareholders of record on March 20, 1998. As a result, the Corporation's current outstanding shares have increased to 73,466,088. All per share data and number of common shares have been restated to reflect the effect of this stock split.
     In connection with the SCB merger, the Corporation's Board of Directors has authorized the Corporation to repurchase shares of its common stock in open market transactions in order to acquire all or part of the common shares issued in connection with this merger. The Corporation expects this program to be completed in the near future.
     At the Corporation's annual shareholders' meeting which was held April 14, 1998, an amendment to the Articles of Incorporation was approved increasing the number of authorized common shares from 100 million to 250 million. This increase will allow the Corporation to issue additional shares to consummate business combinations, implement stock splits or dividends or for other corporate purposes.

NET INTEREST INCOME
     Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets and is the Corporation's principal source of income. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a significant impact on earnings.
     For the first quarter of 1998, the Corporation's level of NII increased by $3.7 million, or 7.43%, when compared with the same time period in 1997. This increase comes primarily from more rapid growth of average earning assets, primarily in the loan portfolio, when compared to interest-bearing liabilities during a period of relatively stable interest rates.
     For the first quarter of 1998, average earning assets increased 6.1% when compared to the same period in 1997. This was driven by an 12.7% increase in average loans. When this growth was combined with relatively stable interest rates, the yield on average earning assets increased by eleven basis points when compared to the same time period in 1997. This combination resulted in an increase in total interest income of $7.1 million, or 7.7%, when comparing the first quarter of 1998 with 1997.
     Average interest-bearing liabilities grew by 5.3% during the first quarter of 1998. Interest-bearing deposits experienced growth of 2.7% during that time period while average funds purchased and securities sold under repurchase agreements increased 3.5%. In addition, the Corporation's increased utilization of other short term borrowings during the first quarter of 1998 led to substantial growth in this category when comparing 1998 and 1997. As a result of these factors, total interest expense increased by $3.3 million when comparing the first quarter of 1998 to 1997.
     The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:
                                              Three Months Ended
                                                  March  31,
                                              -----------------
                                              1998         1997
                                              -----       -----
Yield on interest-earning assets-FTE          7.98%       7.87%
Rate on interest-bearing liabilities          3.57%       3.51%
                                              -----       -----
Net interest margin-FTE                       4.41%       4.36%
                                              =====       =====

     The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue its interest rate risk policies to manage exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
     The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first quarter of 1998, the Corporation's provision for loan losses was $799 thousand compared with $908 thousand during the same time period in 1997. For both periods presented, the provision for loan losses was approximately the same amount as net charge-offs.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first quarter of 1998, as noninterest income, excluding securities gains, increased $2.3 million, or 13.1%, when compared with the first quarter of 1997.
     The largest single category of noninterest income, service charges on deposit accounts, grew by $953 thousand, or 15.9%, when the first quarter of 1998 is compared with 1997. This increase can be attributed to a reduction in the amount of waived service charges and a higher volume of consumer account activity.
     Other account charges, fees and commissions, increased $1.0 million, or 21.7%, when the first quarter of 1998 is compared with 1997. Major contributors to the growth in this category during these periods were fees generated from discount brokerage services, credit cards, ATMs and a variety of other fee producing products and services.
     Mortgage servicing fees grew by 5.0% when comparing the first quarter of 1998 with 1997 as the amount of mortgages serviced increased 7.4%. At March 31, 1998, the Corporation serviced approximately $3.1 billion in mortgages.
     Trust service income increased by 9.1% when the first quarter of 1998 is compared with 1997 as the Bank continued to be one of the largest providers of asset management services in Mississippi. At March 31, 1998, the Bank had trust accounts with assets under management with fair values of approximately $5.8 billion.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, was 56.6% for the first quarter of 1998 compared with 57.9% for the first quarter of 1997. Total noninterest expense increased $2.6 million, or 6.4%, when comparing the first quarter of 1998 with the same time period in 1997.
     Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $1.3 million, or 6.3%, when comparing the first quarter of 1998 with 1997. The number of full-time equivalent employees totaled 2,284 at March 31, 1998, 2,309 at December 31, 1997 and 2,306 at March 31, 1997.
     The Corporation has been successful in controlling its net occupancy and equipment expenses as evidenced by the decrease in both categories when comparing the first quarter of 1998 to the first quarter of 1997. These decreases were achieved in spite of the Corporation completing three business combinations since the beginning of 1997.
     Services and fees increased $966 thousand when comparing the first quarter of 1998 with the same time period in 1997. Increased costs for legal fees and communications expense contributed to this increase.
     Management will continue to monitor closely the level of noninterest expenses as part of its effort to continue to improve the profitability of the Corporation.

INCOME TAXES
     For the three months ended March 31, 1998, the Corporation's combined effective tax rate was 35.9% compared with 34.5% for the first three months of 1997. The increase in the Corporation's effective tax rate is due primarily to a decrease in tax-exempt income as a percentage of pre-tax income.

RECENT PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. Management intends to comply with this standard in 1998.
     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. In addition, the new statement requires additional information on changes in benefit obligations and fair value of plans assets and eliminates certain disclosures that are no longer useful. This statement is effective for fiscal years beginning after December 15, 1997. Management intends to comply with this statement in 1998.

YEAR 2000 COMPLIANCE
     The Corporation has established a task-force to review all computer-based systems and applications and develop an action plan to ensure that its computer and information systems will function properly in the year 2000. This plan, which has been approved by the Board of Directors and Management, includes the Corporation's approach to having all systems and applications changed for the year 2000 by December 31, 1998 with final testing to take place during 1999. At this time, Management believes that implementation of its year 2000 action plan will not materially affect the Corporation's operations in the future. However, the Corporation could possibly be affected by the unsuccessful attempt of other entities in addressing this issue. Management does not expect the costs of achieving year 2000 compliance to have a material effect on the Corporation's consolidated financial statements.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
     There were no material developments for the quarter ended March 31, 1998 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K 1. The following exhibits are included herein:

        (27) Financial Data Schedule

     There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY: /s/ Frank R. Day                         BY: /s/ Richard G. Hickson
    -----------------------------               ----------------------------
    Frank R. Day                                Richard G. Hickson
    Chairman of the Board                       President & Chief
                                                Executive Officer

DATE: April 30, 1998                         DATE: April 30, 1998


BY: /s/ Gerard R. Host
    -----------------------------
    Gerard R. Host
    Treasurer
    (Chief Financial and
    Accounting Officer)

DATE: April 30, 1998

                                  EXHIBIT INDEX


Exhibit Number                                      Description
--------------                                 -----------------------
     27                                        Financial Data Schedule