Form 10-Q
period 1998-06-30
TRUSTMARK CORP
filed 1998-08-13
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 13, 1998.

       Title                                                         Outstanding
Common stock, no par value                                            72,773,616

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS EXCEPT SHARE DATA)

                                                     (Unaudited)
                                                       June 30,    December 31,
                                                         1998         1997*
                                                     ===========   ============
Assets
Cash and due from banks (noninterest-bearing)        $   339,735   $    292,555
Federal funds sold and securities purchased
  under reverse repurchase agreements                     36,060         70,786
Trading account securities                                   309             99
Securities available for sale (at fair value)            659,442        610,471
Securities held to maturity (fair value:
  $1,322,400-1998; $1,407,167-1997)                    1,307,708      1,396,928
Loans                                                  3,308,073      2,983,655
  Less:  Allowance for loan losses                        65,400         64,100
                                                     -----------   ------------
  Net loans                                            3,242,673      2,919,555
Premises and equipment                                    69,785         67,958
Intangible assets                                         48,677         40,085
Other assets                                             152,381        146,721
                                                     -----------   ------------
  Total Assets                                       $ 5,856,770    $ 5,545,158
                                                     ===========   ============


Liabilities
Deposits:
  Noninterest-bearing                                $   917,842   $    898,679
  Interest-bearing                                     3,047,511      2,920,270
                                                     -----------   ------------
    Total deposits                                     3,965,353      3,818,949
Federal funds purchased                                  476,007        283,468
Securities sold under repurchase agreements              610,651        665,232
Other short term borrowings                              132,403        140,058
Other liabilities                                         48,653         43,826
                                                     -----------   ------------
  Total Liabilities                                    5,233,067      4,951,533

Commitments and Contingencies

Stockholders' Equity
Common stock, no par value:
  Authorized:  250,000,000 shares
  Issued and outstanding: 72,773,616 shares - 1998;
    72,740,708 - 1997                                     15,161         15,154
Surplus                                                  246,430        246,768
Retained earnings                                        349,027        320,901
Net unrealized gain on securities available for
  sale, net of tax                                        13,085         10,802
                                                     -----------   ------------
  Total Stockholders' Equity                             623,703        593,625
                                                     -----------   ------------
  Total Liabilities and Stockholders' Equity         $ 5,856,770   $  5,545,158
                                                     ===========   ============




 * Derived from audited financial statements

   See notes to consolidated financial statements

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                   (Unaudited)


                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                          ===================     ===================
                                                            1998       1997         1998       1997
                                                          ========   ========     ========   ========
Interest Income
Interest and fees on loans                                $ 71,506   $ 60,453     $137,983   $119,789
Interest on securities:
  Taxable interest income                                   29,948     30,567       60,075     60,026
  Interest income exempt from federal income taxes           1,500      1,493        2,933      3,019
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements                607      1,313        1,435      2,798
                                                          --------   --------     --------   --------
  Total Interest Income                                    103,561     93,826      202,426    185,632
Interest Expense
Interest on deposits                                        31,886     30,283       62,911     59,805
Interest on federal funds purchased and securities
  sold under repurchase agreements                          12,931     11,612       25,142     22,862
Other interest expense                                       2,028      1,632        3,656      2,402
                                                          --------   --------     --------   --------
  Total Interest Expense                                    46,845     43,527       91,709     85,069
                                                          --------   --------     --------   --------
Net Interest Income                                         56,716     50,299      110,717    100,563
Provision for loan losses                                    2,168      1,357        2,967      2,265
                                                          --------   --------     --------   --------
Net Interest Income After
  Provision for Loan Losses                                 54,548     48,942      107,750     98,298
Noninterest Income
Service charges on deposit accounts                          7,429      6,056       14,387     12,061
Other account charges, fees and commissions                  6,516      5,162       12,336      9,945
Mortgage servicing fees                                      3,445      3,282        6,822      6,498
Trust service income                                         3,406      2,841        6,722      5,881
Securities gains                                                30        410           30        410
Other income                                                 1,480      1,060        2,318      1,978
                                                          --------   --------     --------   --------
  Total Noninterest Income                                  22,306     18,811       42,615     36,773
Noninterest Expenses
Salaries and employee benefits                              22,108     21,337       44,369     42,274
Net occupancy - premises                                     2,501      2,400        4,776      4,799
Equipment expenses                                           3,353      3,471        6,323      6,460
Services and fees                                            6,980      5,692       13,604     11,350
Amortization of intangible assets                            2,568      2,398        4,949      4,703
Other expense                                                7,147      6,440       13,542     12,484
                                                          --------   --------     --------   --------
  Total Noninterest Expenses                                44,657     41,738       87,563     82,070
                                                          --------   --------    --------   --------
Income Before Income Taxes                                  32,197     26,015       62,802     53,001
Income taxes                                                11,691      8,473       22,671     17,784
                                                          --------   --------     --------   --------
Net Income                                                $ 20,506   $ 17,542     $ 40,131   $ 35,217
                                                          ========   ========     ========   ========

Earnings Per Share
     Basic                                                $   0.28   $   0.24     $   0.55   $   0.48
                                                          ========   ========     ========   ========

     Diluted                                              $   0.28   $   0.24     $   0.55   $   0.48
                                                          ========   ========     ========   ========


See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (Unaudited)



                                                                       Six Months Ended June 30,
                                                                       =========================
                                                                          1998            1997
                                                                       =========       =========
Operating Activities
Net income                                                             $  40,131       $  35,217
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                              2,967           2,265
    Provision for depreciation and amortization                            9,657           9,619
    Net (accretion) amortization of securities                              (303)            145
    Securities gains                                                         (30)           (410)
    Increase in intangible assets                                         (6,949)         (3,899)
    Decrease (increase) in deferred income taxes                             930            (570)
    Increase in other assets                                              (8,502)         (6,330)
    Increase in other liabilities                                          4,318             528
    Other                                                                 (1,707)         (1,100)
                                                                       ---------       ---------
Net cash provided by operating activities                                 40,512          35,465
                                                                       ---------       ---------

Investing Activities
Proceeds from calls and maturities of securities available for sale       36,490          81,772
Proceeds from calls and maturities of securities held to maturity        198,667         108,390
Proceeds from sales of securities available for sale                      55,764          53,237
Purchases of securities available for sale                              (107,590)       (249,473)
Purchases of securities held to maturity                                (101,240)        (91,487)
Net decrease in federal funds sold and securities
  purchased under reverse repurchase agreements                           34,726          62,082
Net increase in loans                                                   (280,911)        (95,836)
Purchases of premises and equipment                                       (3,747)         (7,786)
Proceeds from sales of premises and equipment                                 86             331
Proceeds from sales of other real estate                                     826           1,339
Net assets assumed in immaterial pooling of interests
  business combination                                                                    13,348
Cash equivalents of acquired bank, net of cash paid                       13,035
                                                                       ---------       ---------
Net cash used by investing activities                                   (153,894)       (124,083)
                                                                       ---------       ---------

Financing Activities
Net increase in deposits                                                  58,304          99,987
Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                            137,958        (113,314)
Net (decrease) increase in short term borrowings                          (7,655)         48,162
Common stock purchased and retired                                       (16,040)
Cash dividends paid                                                      (12,005)        (10,188)
                                                                       ---------       ---------
Net cash provided by financing activities                                160,562          24,647
                                                                       ---------       ---------
Increase (decrease) in cash and cash equivalents                          47,180         (63,971)
Cash and cash equivalents at beginning of year                           292,555         337,090
                                                                       ---------       ---------
Cash and cash equivalents at end of period                             $ 339,735       $ 273,119
                                                                       =========       =========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  -  BASIS  OF  FINANCIAL   STATEMENT   PRESENTATION   AND  PRINCIPLES  OF
           CONSOLIDATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (the Corporation) 1997 annual report on Form 10-K.
     The consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiaries, Trustmark Financial Services, Inc. and Trustmark Insurance Agency, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - BUSINESS COMBINATIONS
     On March 13, 1998, Smith County Bank (SCB) in Taylorsville, Mississippi was merged in a business combination accounted for by the purchase method of accounting. At the merger date, SCB had approximately $44 million in net loans, $98 million in total assets and $88 million in total deposits. The stockholders of SCB received 725,000 shares of Trustmark Corporation common stock (adjusted for the two-for-one stock split) in connection with the merger. Excess cost over net assets acquired equaled $6.7 million and has been allocated to core deposit intangibles. SCB's results of operations, which are not material, have been included in the financial statements from the merger date.

NOTE 3 - LOANS
     The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30, 1998 and 1997 ($ in thousands):
                                                             1998        1997
                                                           --------    --------
Balance at beginning of year                               $ 64,100    $ 63,000
Provision charged to expense                                  2,967       2,265
Loans charged off                                            (5,627)     (4,411)
Recoveries                                                    2,660       2,155
Allowance applicable to loans of acquired bank                1,300         791
                                                           --------    --------
Balance at end of period                                   $ 65,400    $ 63,800
                                                           ========    ========

     At June 30, 1998, the carrying value of commercial loans considered to be impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $11.5 million, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the three months ended June 30, 1998, the average carrying value of impaired loans was approximately $11.1 million, and the amount of interest income recognized on impaired loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $14.4 million at June 30, 1998. The foregone interest associated with such loans is immaterial.

NOTE 4 - CONTINGENCIES
     The Corporation and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business; some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities of Trustmark National Bank; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on the Corporation's consolidated financial position or results of operations.

NOTE 5 - STOCKHOLDERS' EQUITY
     On February 10, 1998, the Corporation announced a two-for-one stock split. The additional shares were issued on March 30, 1998 to shareholders of record on March 20, 1998. All per share data and number of common shares have been restated to reflect the effect of this stock split.
     At the Corporation's annual shareholders' meeting which was held April 14, 1998, an amendment to the Articles of Incorporation was approved increasing the number of authorized common shares from 100 million to 250 million. This increase will allow the Corporation to issue additional shares to consummate business combinations, implement stock splits or dividends or for other corporate purposes.
     In connection with recent mergers, the Corporation's Board of Directors authorized the Corporation to purchase shares of its common stock in open market transactions. During the second quarter of 1998, the Corporation purchased and retired 692,472 shares of its common stock.
     Basic and diluted EPS was computed by dividing net income by the weighted average shares of common stock outstanding. For the six months ended June 30, 1998 and 1997, weighted average shares were 73,017,938 and 72,773,616, respectively. For the three months ended June 30, 1998 and 1997, weighted average shares were 73,148,640 and 72,773,616, respectively.

NOTE 6 - STATEMENTS OF CASH FLOWS
     During the six months ended June 30, 1998 and 1997, the Corporation paid approximately $24.3 and $18.6 million, respectively, in income taxes. During the six months ended June 30, 1998 and 1997, the Corporation paid $93.3 million and $79.9 million, respectively, in interest on deposit liabilities and other borrowings. For the six months ended June 30, 1998 and 1997, noncash transfers from loans to foreclosed properties were $678 thousand and $1.1 million, respectively.

NOTE 7 - RECENT PRONOUNCEMENTS
     On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statements establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact on the financial position and to the financial statements of the Corporation has not been evaluated.

NOTE 8 - COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Corporation adopted this statement effective January 1, 1998. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Corporation that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The following table reflects the calculation of comprehensive income for the Corporation for the three and six month periods ended June 30, 1998 and 1997, respectively ($ in thousands):

                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                        -----------------     -----------------

                                          1998      1997        1998      1997
                                        -------   -------     -------   -------
Net income                              $20,506   $17,542     $40,131   $35,217
Unrealized holding gains/(losses)
  arising during the period on securities
  available for sale, net of tax          1,966     4,462       2,283     2,091
                                        -------   -------     -------   -------
Comprehensive Income                    $22,472   $22,004     $42,414   $37,308
                                        =======   =======     =======   =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this report.
     The Securities Litigation Reform Act evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by Management. Certain of the information included in this discussion contains forward-looking statements and information that are based on Management's belief as well as certain assumptions made by, and information currently available to Management. Specifically, Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on the Corporation's financial condition, results of operations and liquidity; and year 2000 compliance issues. Although Management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary materially from those anticipated, estimated, projected or expected.

FINANCIAL SUMMARY
     Trustmark Corporation reported net income for the second quarter of 1998 of $20.5 million compared with $17.5 million for the second quarter of 1997, an increase of 16.9%. On a per share basis, second quarter 1998 basic and diluted earnings were $0.28 per share compared with $0.24 per share for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $40.1 million, an increase of 14.0% when compared with $35.2 million earned during the same period in 1997. Basic and diluted earnings per share were $0.55 and $0.48 for the first six months of 1998 and 1997, respectively. The Corporation's performance for the six months ended June 30, 1998 resulted in a return on average assets of 1.42%, a return on average equity of 13.39% and an efficiency ratio of 55.99%.
     Total assets at June 30, 1998 increased 5.6% over December 31, 1997 to reach $5.9 billion, while net loans increased 11.1% to reach $3.2 billion and total deposits increased 3.8% to $4.0 billion. Stockholders' equity was $624 million at June 30, 1998, a 5.1% increase when compared with December 31, 1997.

BUSINESS COMBINATIONS
     Acquisitions have been, and are expected to continue to be, a significant part of the Corporation's growth strategy and have enhanced the market position of the Corporation in the state of Mississippi. Management is continually evaluating new market areas in which to expand and to provide its financial services.
     On March 13, 1998, Smith County Bank (SCB) in Taylorsville, Mississippi was merged in a business combination accounted for by the purchase method of accounting. At the merger date, SCB had approximately $44 million in net loans, $98 million in total assets and $88 million in total deposits. The stockholders of SCB received approximately 725,000 shares of the Corporation's common stock (adjusted for the two-for-one stock split) in connection with the merger. Excess cost over net assets acquired equaled $6.7 million and has been allocated to core deposit intangibles. SCB's results of operations, which are not material, have been included in the financial statements from the merger date.

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

Market/Interest Rate Risk Management
     The Corporation's primary purpose in managing interest rate risk is to effectively invest the Corporation's capital and to manage and preserve the value created by its core banking business. The Corporation utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that is run quarterly in order to provide information used to evaluate the Corporation's exposure to interest rate risk, to project earnings and manage balance sheet growth. This modeling system incorporates Management's expectations regarding loan demand, deposit product preferences, price and funds availability, prepayment rates and the spread of rates between different financial instruments. Interest rate change scenarios of plus and minus 100, 200 and 300 basis points are run in the model against the Corporation's balance sheet and the results of these simulations show the impact on future results of operations. The Asset/Liability Committees of both the Bank's executive officers and the Corporation's Board of Directors meet monthly to evaluate current and projected interest rate risk positions and their adherence to the Corporation's policy limits and review its balance sheet composition.
     Static gap analysis is another tool that can be utilized for interest rate risk measurement. Management realizes that this method for analyzing interest sensitivity does not provide a complete picture of the Corporation's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, changes in prepayment speeds or varying interest rate scenarios. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents the Corporation's rate sensitivity static gap analysis at June 30, 1998 ($ in thousands):

                                                     Interest Sensitive Within
                                                       90 days        One Year
                                                     -----------    -----------
Total rate sensitive assets                          $ 1,489,079    $ 2,372,217
Total rate sensitive liabilities                       2,073,195      3,043,048
                                                     -----------    -----------
Net gap                                             ($  584,116)   ($  670,831)
                                                     ===========    ===========

     The analysis indicates that the Corporation is in a negative gap position over the next three and twelve month periods. Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates, should they occur.

Derivative Financial Instruments
     Derivatives  are used to hedge  interest  rate  exposures by modifying  the interest rate characteristics of specific balance sheet instruments. The Corporation regularly enters into certain derivative financialinstruments, forward interest rate contracts, as part of its normal asset/liability management strategies. At June 30, 1998, the Corporation's obligations under forward contracts consist of commitments to sell mortgage loans originated and/or purchased in the secondary market at a future date. These obligations are entered into by the Corporation in order to fix the interest rate at which it can offer mortgage loans to its customers or purchase mortgage loans from other financial institutions. Realized gains and losses on forward contracts and the sale of mortgage loans in the secondary market are recorded upon the sale of the mortgages and included in other income. Any decline in market value of mortgages held for sale by the Corporation at the end of a financial reporting period is recognized at that time. As of June 30, 1998, the Corporation's exposure under commitments to sell mortgages is immaterial.

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

EARNING ASSETS
     The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 1998 were $5.312 billion, or 90.69% of total assets, compared with $5.062 billion, or 91.29% of total assets for December 31, 1997, an increase of $250 million, or 4.93%, and is primarily the result of the business combination completed during the first quarter of 1998 and growth in the loan portfolio.

Loans
     Loans, the largest category of earning assets for the Corporation, produce the highest level of interest income. At June 30, 1998, total loans were $3.308 billion, an increase of $324.4 million, or 10.87%, from the $2.984 billion reported  at  December  31,  1997.  At June 30,  1998,  loans  were 62.3% of the
Corporation's earning assets compared with 58.9% at December 31, 1997. Approximately $42 million of the growth in the loan portfolio is the result of the SCB business combination while the remainder can be attributed primarily to increases in loans secured by real estate. Within the real estate category, increases in loans secured by residential properties can be attributed to a Management strategy to retain 10 to 15 year conventional mortgages in its portfolio.
     The Corporation's lending policies have produced consistently strong asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the following table ($ in thousands):
                                                       June 30,         Dec. 31,
                                                   ----------------     --------
                                                     1998      1997       1997
                                                   -------  -------     --------
Loans accounted for on a nonaccrual basis          $14,431  $13,291     $ 14,242
Other real estate (ORE)                              2,276    2,471        2,340
Accruing loans past due 90 days or more              4,908    2,380        2,570
                                                   -------  -------     --------
Total nonperforming assets and loans past
  due 90 days or more                              $21,615  $18,142     $ 19,152
                                                   =======  =======     ========
Nonperforming assets/Total loans plus ORE            0.50%    0.58%        0.56%
                                                   =======  =======     ========

     As seen above, the Corporation's level of nonperforming assets and loans past due 90 days or more at June 30, 1998 was somewhat higher than both the December 31 and June 30, 1997 levels. However, at June 30, 1998, the

Corporation's level of nonperforming assets declined as a percentage of loans plus ORE and continues to be less than its peer group. The Corporation has controlled its level of nonperforming assets by maintaining strong underwriting standards, consistent credit reviews and a prudent loan charge-off policy. At June 30, 1998, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
     The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal review is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. At June 30, 1998, the allowance for loan losses was $65.4 million, representing 1.98% of total loans outstanding. This compares with an allowance for loan losses of $64.1 million at December 31, 1997, representing 2.15% of total loans outstanding. The increase of $1.3 million is directly the result of the SCB business combination.
     Net charge-offs were $2.967 million or 0.19% of average loans for the six months ended June 30, 1998, an increase of $711 thousand from $2.256 million or 0.17% of average loans for first six months of 1997. The Corporation's level of net charge-offs for 1998 continues to compare favorably to its peer group.

Securities
     The securities portfolio is utilized to provide a quality investment alternative for available funds and a stable source of interest income. At June 30, 1998, securities available for sale (AFS), with a carrying value of $659.4 million, and securities held to maturity (HTM), with a carrying value of $1.308 billion, combined to create a securities portfolio totaling $1.967 billion, a decrease of $40 million or 2.01% from December 31, 1997.
     Management continues to stress asset quality as one of the strategic goals of the securities portfolio which can be seen by the investment of 86% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are 100% U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, the Corporation's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write- offs.
     At June 30, 1998, securities AFS had a carrying value of $659.4 million and an amortized cost of $638.3 million. This compares with a carrying value of $610.5 million and an amortized cost of $593.0 million at December 31, 1997. At June 30, 1998, gross unrealized gains were $21.6 million on securities AFS while gross unrealized losses were $365 thousand. Net unrealized gains are shown as a separate component of stockholders' equity, net of taxes and equaled $13.1 million at June 30, 1998.
     The carrying value of securities HTM was $1.308 billion at June 30, 1998 compared with $1.397 billion at year end 1997. The fair value of HTM securities at June 30, 1998 was $1.322 billion compared with $1.407 billion at year end 1997. Gross unrealized gains were $16.2 million and gross unrealized losses were $1.5 million on securities HTM at June 30, 1998.

Other Earning Assets
     Federal funds sold and securities purchased under reverse repurchase agreements were $36.0 million at June 30, 1998, a decrease of $34.7 million when compared with year end 1997. The Corporation utilizes these products as a short-term investment alternative whenever it has excess liquidity. The decline during the first six months of 1998 reflects Management's decision to invest in higher yielding loans and securities.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     The Corporation's deposit base is its primary source of funding and consists of deposits from the communities served by the Corporation. Total deposits were $3.965 billion at June 30, 1998, an increase of $146.4 million, or

3.83%, over year end 1997. The SCB business combination completed during the first quarter of 1998 was responsible for approximately $79.9 million of this growth.
     Federal funds purchased were $476.0 million at June 30, 1998, an increase of $192.5 million when compared with year end 1997. The primary reason for this variation is an increased need for liquidity due to more rapid growth in loans than growth in deposits. Securities sold under repurchase agreements totaled $610.7 million at June 30, 1997, a decrease of $54.6 million from year end 1997. At June 30, 1998, the balance of other short term borrowings was $132.4 million compared with $140.0 million at December 31, 1997. Overall, the net change in other interest bearing liabilities was an increase of approximately $130.3 million.

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

STOCKHOLDERS' EQUITY
     The regulatory capital ratios for the Corporation and the Bank are shown in the table below compared to the minimum ratios that are currently required under capital adequacy standards imposed by their regulators. At June 30, 1998, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized. Actual and minimum, regulatory capital amounts and ratios at June 30, 1998, for the Corporation and the Bank are as follows ($ in thousands):

                                                 Actual           Minimum Regulatory
                                           Regulatory Capital      Capital Required
                                           ------------------     ------------------
                                            Amount      Ratio       Amount     Ratio
                                           --------    ------      --------    -----
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                 $637,896    18.44%      $276,709    8.00%
     Trustmark National Bank               $626,788    18.17%      $275,900    8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                 $594,387    17.18%      $138,354    4.00%
     Trustmark National Bank               $583,403    16.92%      $137,950    4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                 $594,387    10.31%      $230,531    4.00%
     Trustmark National Bank               $583,403    10.14%      $230,105    4.00%

     At June 30, 1998, the Corporation had stockholders' equity of $623.7 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $13.0 million. This compares to total stockholders' equity at December 31, 1997 of $593.6 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $10.8 million. Approximately

$15.7 million of capital was added during the first quarter of 1998 from shares issued in connection with the SCB business combination.
     In connection with the SCB merger, the Corporation's Board of Directors authorized the Corporation to repurchase shares of its common stock in open market transactions in order to acquire all or part of the common shares issued in connection with this merger. During the second quarter of 1998, the Corporation purchased and retired 692,472 shares of its common stock in open market transactions. At June 30, 1998, the number of shares outstanding was 72,773,616 while weighted average shares outstanding for the six months ended June 30, 1998 was 73,017,938.
     Based on a dividend payout ratio of 30.91%, the Corporation retained 69.09% of its earnings during the first six months of 1998, generating an internal capital growth rate of 9.25%. Dividends for the second quarter of 1998 were $0.0825 per share compared with $0.07 per share for the second quarter of 1997. Book value for the Corporation's common stock was $8.57 at June 30, 1998, compared with the closing market price of $21.94.

NET INTEREST INCOME
     Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets and is the Corporation's principal source of income. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a significant impact on earnings.
     For the six months ended June 30, 1998, the Corporation's level of NII increased by $10.2 million, or 10.1%, when compared with the same time period in 1997. This increase comes primarily from more rapid growth of average earning assets, primarily in the loan portfolio, when compared to interest-bearing liabilities during a period of relatively stable interest rates. For the quarter ending June 30, 1998, net interest income increased 12.8 % when compared to the same period in 1997.
     For the first six months of 1998, average earning assets increased 7.4% when compared to the same period in 1997. This was driven by an 16.1% increase in average loans. When this growth was combined with relatively stable interest rates, the yield on average earning assets increased by eleven basis points when compared to the same time period in 1997. This combination resulted in an increase in total interest income of $16.8 million, or 9.1%, when comparing the first six months of 1998 with 1997.
     Average interest-bearing liabilities grew by 6.5% during the first six months of 1998. Interest-bearing deposits experienced growth of 4.2% during that time period while average funds purchased and securities sold under repurchase agreements increased 6.4%. In addition, the Corporation's increased utilization of other short term borrowings during the first six months of 1998 led to substantial growth in this category when comparing 1998 and 1997. As a result of these factors, total interest expense increased by $6.6 million when comparing the first six months of 1998 to 1997.
     The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                                          Six Months Ended
                                                             June 30,
                                                          ----------------
                                                          1998        1997
                                                          -----      -----
Yield on interest-earning assets-FTE                      7.97%      7.86%
Rate on interest-bearing liabilities                      3.56%      3.54%
                                                          -----      -----
Net interest margin-FTE                                   4.41%      4.32%
                                                          =====      =====

     The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue its interest rate risk policies to manage exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
     The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first six months of 1998, the Corporation's provision for loan losses was $2.967 million compared with $2.265 million during the same time period in 1997. For both periods presented, the provision for loan losses was approximately the same amount as net charge-offs.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first six months of 1998, as noninterest income, excluding securities gains, increased $6.2 million, or 17.1%, when compared with the first six months of 1997. Noninterest income increased 21.1% during the quarter ended June 30, 1998 when compared to the same period in 1997.
     The largest single category of noninterest income, service charges on deposit accounts, grew by $2.3 million, or 19.3%, when the first six months of 1998 is compared with 1997. This increase can be attributed to growth in the sale of deposit products combined with increased activity.
     Other account charges, fees and commissions, increased $2.4 million, or 24.0%, when the first six months of 1998 is compared with 1997. Major contributors to the growth in this category during these periods were fees generated from discount brokerage services, credit cards, ATMs and a variety of other fee producing products and services.
     Mortgage servicing fees grew by 5.0% when comparing the first six months of 1998 with 1997 as the amount of mortgages serviced increased 10.3%. At June 30, 1998, the Corporation serviced approximately $3.3 billion in mortgages.
     Trust service income increased by 14.3% when the first six months of 1998 is compared with 1997 as the Bank continued to be one of the largest providers of asset management services in Mississippi. At June 30, 1998, the Bank had trust accounts with assets under management with fair values of approximately $5.8 billion.
     Gross securities gains of $30 thousand were realized during the first six months of 1998 due to sales of securities classified as available for sale. There were no sales of securities classified as held to maturity during the first half of 1998.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, was 55.99% for the first six months of 1998 compared with 58.69% for the first six months of 1997. Total noninterest expense increased $5.5 million, or 6.7%, when comparing the first six months of 1998 with the same time period in 1997. For the second quarter of 1998, total noninterest expense increased 7.0% when compared to the same period in 1997.
     Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $2.1 million, or 5.0%, when comparing the first six months of 1998 with 1997. The number of full-time equivalent employees totaled 2,216 at June 30, 1998, 2,309 at December 31, 1997 and 2,335 at June 30,
1997.
     The Corporation has been successful in controlling its net occupancy and equipment expenses as evidenced by the decrease in both categories when comparing the first six months of 1998 to the first six months of 1997. These decreases were achieved in spite of the Corporation completing three business combinations since the beginning of 1997.
     Services and fees increased $2.3 million when comparing the first six months of 1998 with the same time period in 1997. Increased costs for legal fees and communications expense contributed to this increase.

     Management will continue to monitor closely the level of noninterest expenses as part of its effort to continue to improve the profitability of the Corporation.

INCOME TAXES
     For the six months ended June 30, 1998, the Corporation's combined effective tax rate was 36.1% compared with 33.6% for the first six months of 1997. The increase in the Corporation's effective tax rate is due primarily to a decrease in tax-exempt income as a percentage of pre-tax income.

RECENT PRONOUNCEMENTS
     On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statements establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact on the financial position and to the financial statements of the Corporation have not been evaluated.

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings
     There were no material developments for the quarter ended June 30, 1998 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K
     1. The following exhibits are included herein:

        (27) Financial Data Schedule

     There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:                                              BY:  /s/ Richard G. Hickson
     ----------------------------                     -------------------------
     Frank R. Day                                     Richard G. Hickson
     Chairman of the Board                            President & Chief
                                                      Executive Officer

DATE: August 13, 1998                            DATE: August 13, 1998


BY:  /s/ Gerard R. Host
     ----------------------------
     Gerard R. Host
     Treasurer
     (Chief Financial and
     Accounting Officer)

DATE: August 13, 1998

                                  EXHIBIT INDEX


Exhibit Number                                         Description
--------------                                   -----------------------
      27                                         Financial Data Schedule