Form 10-Q
period 1998-09-30
TRUSTMARK CORP
filed 1998-11-13
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 10, 1998.

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

                                                      (Unaudited)
                                                     September 30,  December 31,
                                                         1998          1997*
                                                     ============   ===========
Assets
Cash and due from banks (noninterest-bearing)        $    299,849   $   292,555
Federal funds sold and securities purchased
  under reverse repurchase agreements                     273,656        70,786
Trading account securities                                     51            99
Securities available for sale (at fair value)             654,138       610,471
Securities held to maturity (fair value:
  $1,250,843-1998; $1,407,167-1997)                     1,225,464     1,396,928
Loans                                                   3,579,321     2,983,655
  Less:  Allowance for loan losses                         66,150        64,100
                                                     ------------   -----------
  Net loans                                             3,513,171     2,919,555
Premises and equipment                                     70,710        67,958
Intangible assets                                          49,111        40,085
Other assets                                              146,526       146,721
                                                     ------------   -----------
  Total Assets                                       $  6,232,676   $ 5,545,158
                                                     ============   ===========


Liabilities
Deposits:
  Noninterest-bearing                                $    885,236   $   898,679
  Interest-bearing                                      2,996,660     2,920,270
                                                     ------------   -----------
    Total deposits                                      3,881,896     3,818,949
Federal funds purchased                                   620,033       283,468
Securities sold under repurchase agreements               924,352       665,232
Short term borrowings                                     111,746       140,058
Other liabilities                                          49,280        43,826
                                                     ------------   -----------
  Total Liabilities                                     5,587,307     4,951,533

Commitments and Contingencies

Stockholders' Equity
Common stock, no par value:
  Authorized:  250,000,000 shares
  Issued and outstanding: 72,773,616 shares - 1998;
    72,740,708 - 1997                                      15,161        15,154
Surplus                                                   246,430       246,768
Retained earnings                                         364,200       320,901
Net unrealized gain on securities available for
  sale, net of tax                                         19,578        10,802
                                                     ------------   -----------
  Total Stockholders' Equity                              645,369       593,625
                                                     ------------   -----------
  Total Liabilities and Stockholders' Equity         $  6,232,676   $ 5,545,158
                                                     ============   ===========




 * Derived from audited financial statements.

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ IN THOUSANDS EXCEPT SHARE DATA)
                                   (Unaudited)


                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                           ===================   ===================
                                                             1998       1997       1998       1997
                                                           ========   ========   ========   ========
Interest Income
Interest and fees on loans                                 $ 74,964   $ 62,472   $212,947   $182,261
Interest on securities:
  Taxable interest income                                    29,158     29,845     89,233     89,871
  Interest income exempt from federal income taxes            1,573      1,420      4,506      4,439
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements               1,484        378      2,919      3,176
                                                           --------   --------   --------   --------
  Total Interest Income                                     107,179     94,115    309,605    279,747
Interest Expense
Interest on deposits                                         31,483     30,481     94,394     90,286
Interest on federal funds purchased and securities
  sold under repurchase agreements                           17,546     11,825     42,688     34,687
Other interest expense                                        1,131        926      4,787      3,328
                                                           --------   --------   --------   --------
  Total Interest Expense                                     50,160     43,232    141,869    128,301
                                                           --------   --------   --------   --------
Net Interest Income                                          57,019     50,883    167,736    151,446
Provision for loan losses                                     2,221      1,013      5,188      3,278
                                                           --------   --------   --------   --------
Net Interest Income After
  Provision for Loan Losses                                  54,798     49,870    162,548    148,168
Noninterest Income
Service charges on deposit accounts                           7,816      6,464     22,203     18,525
Other account charges, fees and commissions                   6,571      5,165     18,907     15,110
Mortgage servicing fees                                       3,343      3,357     10,165      9,855
Trust service income                                          3,515      3,060     10,237      8,941
Securities gains                                                 10         41         40        451
Other income                                                  1,290        493      3,608      2,471
                                                           --------   --------   --------   --------
  Total Noninterest Income                                   22,545     18,580     65,160     55,353
Noninterest Expenses
Salaries and employee benefits                               22,388     21,566     66,757     63,840
Net occupancy - premises                                      2,692      2,459      7,468      7,258
Equipment expenses                                            2,982      3,231      9,305      9,691
Services and fees                                             6,758      5,237     20,362     16,587
Amortization of intangible assets                             2,635      2,357      7,584      7,060
Other expense                                                 7,210      7,522     20,752     20,006
                                                           --------   --------   --------   --------
  Total Noninterest Expenses                                 44,665     42,372    132,228    124,442
                                                           --------   --------   --------   --------
Income Before Income Taxes                                   32,678     26,078     95,480     79,079
Income taxes                                                 11,501      8,324     34,172     26,108
                                                           --------   --------   --------   --------
Net Income                                                 $ 21,177   $ 17,754   $ 61,308   $ 52,971
                                                           ========   ========   ========   ========

Earnings Per Share
     Basic                                                 $   0.29   $   0.24   $   0.84   $   0.73
                                                           ========   ========   ========   ========

     Diluted                                               $   0.29   $   0.24   $   0.84   $   0.73
                                                           ========   ========   ========   ========



See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (Unaudited)



                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ======================
                                                                         1998         1997
                                                                      =========    =========
Operating Activities
Net income                                                            $  61,308    $  52,971
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
    Provision for loan losses                                             5,188        3,278
    Provision for depreciation and amortization                          14,711       14,386
    Net accretion of securities                                            (540)         (27)
    Securities gains                                                        (40)        (451)
    Increase in intangible assets                                       (10,056)      (6,011)
    Decrease in deferred income taxes                                     1,483        1,294
    Increase in other assets                                             (8,793)      (8,044)
    Increase (decrease) in other liabilities                              4,945       (9,778)
    Other                                                                (2,443)      (1,457)
                                                                      ---------    ---------
Net cash provided by operating activities                                65,763       46,161
                                                                      ---------    ---------

Investing Activities
Proceeds from calls and maturities of securities available for sale      50,508       85,144
Proceeds from calls and maturities of securities held to maturity       288,954      176,288
Proceeds from sales of securities available for sale                    174,440       64,139
Purchases of securities available for sale                             (224,155)    (254,925)
Purchases of securities held to maturity                               (109,346)    (111,859)
Net (increase) decrease in federal funds sold and securities
  purchased under reverse repurchase agreements                        (202,870)      66,912
Net increase in loans                                                  (552,977)    (191,618)
Purchases of premises and equipment                                      (6,662)     (11,536)
Proceeds from sales of premises and equipment                                94          334
Proceeds from sales of other real estate                                  2,339        1,554
Net assets assumed in immaterial pooling of interests
  business combination                                                                13,348
Cash equivalents of acquired bank, net of cash paid                      13,035       (1,319)
                                                                      ---------    ---------
Net cash used by investing activities                                  (566,640)    (163,538)
                                                                      ---------    ---------

Financing Activities
Net (decrease) increase in deposits                                     (25,153)      89,121
Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                           595,685      (60,621)
Net (decrease) increase in short term borrowings                        (28,312)      64,416
Common stock purchased and retired                                      (16,040)      (4,457)
Cash dividends paid                                                     (18,009)     (15,278)
                                                                      ---------    ---------
Net cash provided by financing activities                               508,171       73,181
                                                                      ---------    ---------
Increase (decrease) in cash and cash equivalents                          7,294      (44,196)
Cash and cash equivalents at beginning of year                          292,555      337,090
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 299,849    $ 292,894
                                                                      =========    =========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Certain reclassifications have been made to prior period amounts to conform with current year presentation. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (the Corporation) 1997 annual report on Form 10-K.
     The consolidated financial statements include the accounts of the Corporation, its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiaries, Trustmark Financial Services, Inc. and Trustmark Insurance Agency, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - BUSINESS COMBINATIONS
     On March 13, 1998, Smith County Bank (SCB) in Taylorsville, Mississippi was merged in a business combination accounted for by the purchase method of accounting. At the merger date, SCB had approximately $44 million in net loans, $98 million in total assets and $88 million in total deposits. The stockholders of SCB received 725,000 shares of Trustmark Corporation common stock (adjusted for the two-for-one stock split discussed in Note 5) in connection with the merger. Excess cost over net assets acquired equaled $6.7 million and has been allocated to core deposit intangibles. SCB's results of operations, which are not material, have been included in the financial statements from the merger date.

NOTE 3 - LOANS
     The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30, 1998 and 1997 ($ in thousands):

                                                            1998          1997
                                                         --------      --------
Balance at beginning of year                             $ 64,100      $ 63,000
Provision charged to expense                                5,188         3,278
Loans charged off                                          (8,502)       (6,658)
Recoveries                                                  4,064         3,136
Allowance applicable to loans of acquired bank              1,300         1,344
                                                         --------      --------
Balance at end of period                                 $ 66,150      $ 64,100
                                                         ========      ========

     At September 30, 1998, the carrying value of commercial loans considered to be impaired under Statement of Financial Accounting Standards (SFAS) No. 114 was $10.0 million, all of which were on a nonaccrual basis. As a result of direct write-downs, the specific allowance related to these impaired loans is immaterial. For the three months ended September 30, 1998, the average carrying value of impaired loans was approximately $11.6 million, and the amount of interest income recognized on these loans was immaterial. Loans on which the accrual of interest has been discontinued or reduced totaled $12.9 million at September 30, 1998. The foregone interest associated with such loans is immaterial.

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

NOTE 5 - STOCKHOLDERS' EQUITY
     On February 10, 1998, the Corporation announced a two-for-one stock split. The additional shares were issued on March 30, 1998, to shareholders of record on March 20, 1998. All per share data and number of common shares have been restated to reflect the effect of this stock split.
     At the Corporation's annual shareholders' meeting, which was held April 14, 1998, an amendment to the Articles of Incorporation was approved increasing the number of authorized common shares from 100 million to 250 million. This increase will allow the Corporation to issue additional shares to consummate business combinations, implement stock splits or dividends or for other corporate purposes.
     Basic and diluted EPS were computed by dividing net income by the weighted average shares of common stock outstanding. For the nine months ended September 30, 1998 and 1997, weighted average shares were 72,935,602 and 72,750,306, respectively. For the three months ended September 30, 1998 and 1997, weighted average shares were 72,773,616 and 72,704,446, respectively.

NOTE 6 - COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Corporation adopted this statement effective January 1, 1998. The purpose of reporting comprehensive income is to report a measure of all changes in equity of the Corporation that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The following table reflects the calculation of comprehensive income for the Corporation ($ in thousands):


                                                      Three Months               Nine Months
                                                   Ended September 30,       Ended September 30,
                                                   -------------------       -------------------
                                                     1998       1997           1998        1997
                                                   -------     -------       --------    -------
Net income                                         $21,177     $17,754       $61,308     $52,971
Unrealized holding gains/(losses)
  arising during the period on
  securities available for sale, net of  tax          (795)      3,937         1,488       6,028
                                                   -------     -------       -------     -------
Comprehensive Income                               $20,382     $21,691       $62,796     $58,999
                                                   =======     =======       =======     =======

NOTE 7 - STATEMENTS OF CASH FLOWS
     During the nine months ended September 30, 1998 and 1997, the Corporation paid approximately $36.1 million and $24.7 million, respectively, in income taxes. During the nine months ended September 30, 1998 and 1997, the Corporation paid $145.2 million and $123.2 million, respectively, in interest on deposit liabilities and other borrowings. For the nine months ended September 30, 1998 and 1997, noncash transfers from loans to foreclosed properties were $1.1 million and $1.7 million, respectively.

NOTE 8 - RECENT PRONOUNCEMENTS
     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact on the financial position and to the financial statements of the Corporation has not been evaluated.
     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and will affect accounting and reporting standards for classifying securitized mortgage loans held for sale. This Statement shall be effective for the first fiscal quarter beginning after December 15, 1998. The adoption of this Statement will not have a material impact on the Corporation's consolidated financial statements.

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

FINANCIAL SUMMARY
     Trustmark Corporation reported net income for the third quarter of 1998 of $21.2 million compared with $17.8 million for the third quarter of 1997, an increase of 19.3%. Basic and diluted earnings were $0.29 per share for the third quarter of 1998 compared with $0.24 per share for the third quarter of 1997. Net income for the nine months ended September 30, 1998 was $61.3 million, an increase of 15.7% when compared with $53.0 million earned during the first nine months of 1997. Basic and diluted earnings per share were $0.84 per share for the first nine months of 1998 compared with $0.73 per share for the first nine months of 1997. Trustmark's performance for the nine months ended September 30, 1998 resulted in a return on average assets of 1.42%, a return on average equity of 13.44% and an efficiency ratio of 55.63%.
     Total assets at September 30, 1998 increased 12.4% over December 31, 1997 to reach $6.2 billion, while net loans increased 20.3% to reach $3.5 billion and total deposits increased 1.7% to $3.9 billion. Stockholders' equity was $645.4 million at September 30, 1998, an 8.7% increase when compared with December 31, 1997.

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

ASSET/LIABILITY MANAGEMENT
Overview
     Market risk is the risk of loss arising from adverse changes in market prices and rates. The Corporation has risk management policies to monitor and limit exposure to market risk. The Corporation's market risk is comprised primarily of interest rate risk created by its core banking activities in loans and deposits. Management continually develops and applies effective strategies to manage these risks. In asset/liability management activities, policies are in place that are designed to manage interest rate risk. The Asset/Liability Committee, consisting of executive officers, sets the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors based on the Corporation's tolerance for risk. A key objective of the Corporation's asset/liability management program is to quantify, monitor and manage interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments.

Market/Interest Rate Risk Management
     The Corporation's primary purpose in managing interest rate risk is to effectively invest the Corporation's capital and to manage and preserve the value created by its core banking business. The Corporation utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that provides information which is used to evaluate the Corporation's exposure to interest rate risk, to project earnings and manage balance sheet growth. This modeling system incorporates Management's expectations regarding loan demand, deposit product preferences, price and funds availability, prepayment rates and the rate differential between financial instruments. Interest rate change scenarios of plus and minus 100, 200 and 300 basis points are run in the model against the Corporation's balance sheet and the results of these simulations show the impact on future results of operations. The Asset/Liability Committees of both the Bank's executive officers and the Corporation's Board of Directors meet monthly to evaluate current and projected interest rate risk positions and their adherence to the Corporation's policy limits and review its balance sheet composition.
     Static gap analysis is another tool that can be utilized for interest rate risk measurement. Management realizes that this method for analyzing interest sensitivity does not provide a complete picture of the Corporation's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, changes in prepayment speeds or varying interest rate scenarios. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents the Corporation's rate sensitivity static gap analysis at September 30, 1998 ($ in thousands):

                                                   Interest Sensitive Within
                                                   -------------------------
                                                     90 days       One Year
                                                   ----------     ----------
Total rate sensitive assets                        $1,659,015     $2,572,221
Total rate sensitive liabilities                    2,100,979      3,215,839
                                                   ----------     ----------
Net gap                                            $ (441,964)    $ (643,618)
                                                   ==========     ==========

     The analysis indicates that the Corporation is in a negative gap position over the next three and twelve month periods. Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates, should they occur.

Derivative Financial Instruments
     Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of specific balance sheet instruments. The Corporation regularly enters into certain derivative financial instruments, namely forward interest rate contracts, as part of its normal asset/liability management strategies. At September 30, 1998, the Corporation's obligations under forward contracts consist of commitments to sell mortgage loans originated and/or purchased in the secondary market at a future date. These obligations are entered into by the Corporation in order to fix the interest rate at which it can offer mortgage loans to its customers or purchase mortgage loans from other financial institutions. Realized gains and losses on forward contracts and the sale of mortgage loans in the secondary market are recorded upon the sale of the mortgages and included in other income. At September 30, 1998, the Corporation's exposure under commitments to sell mortgages was immaterial.

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

EARNING ASSETS
     The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 1998, were $5.733 billion, or 91.98% of total assets, compared with $5.062 billion, or 91.29% of total assets for December 31, 1997, an increase of $671 million, or 13.25%, and is primarily the result of growth in the loan portfolio as well as the business combination completed during the first quarter of 1998.

Loans
     Loans, the largest category of earning assets for the Corporation, produce the highest level of interest income. At September 30, 1998, total loans were $3.579 billion, an increase of $595.7 million, or 19.96%, from the $2.984 billion reported at December 31, 1997. At September 30, 1998, loans were 62.4% of the Corporation's earning assets compared with 58.9% at December 31, 1997. The growth in the loan portfolio can be attributed primarily to increases in loans secured by real estate. Within the real estate category, increases in loans secured by residential properties can be attributed to a Management strategy to retain 10 to 15 year conventional mortgages in its portfolio and the active promotion of its equity line product during the second and third quarter of 1998. In addition, at September 30, 1998, approximately $41 million of loan growth is the result of the SCB business combination.
     The Corporation's lending policies have produced consistently strong asset quality. A measure of asset quality in the financial institutions industry is the level of nonperforming assets. Nonperforming assets include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate as reflected in the following table ($ in thousands):

                                                    September 30,       Dec. 31,
                                                 ------------------     -------
                                                   1998       1997        1997
                                                 -------    -------     -------
Loans accounted for on a nonaccrual basis        $12,885    $13,617     $14,242
Other real estate (ORE)                            1,284      2,873       2,340
Accruing loans past due 90 days or more            2,371      2,180       2,570
                                                 -------    -------     -------
Total nonperforming assets and
  loans past due 90 days or more                 $16,540    $18,670     $19,152
                                                 =======    =======     =======

Nonperforming assets/Total loans plus ORE          0.40%      0.58%       0.56%
                                                 =======    =======      ======

     As indicated in the table above, the Corporation's level of nonperforming assets and loans past due 90 days or more at September 30, 1998, is down over the past year. At September 30, 1998, the Corporation's percentage of nonperforming assets to total loans plus other real estate continues to be less than its peer group. The Corporation has controlled its level of nonperforming assets by maintaining strong underwriting standards, consistent credit reviews and a prudent loan charge-off policy. At September 30, 1998, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
     The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal review is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. At September 30, 1998, the allowance for loan losses was $66.2 million, representing 1.85% of total loans outstanding. This compares with an allowance for loan losses of $64.1 million at December 31, 1997, representing 2.15% of total loans outstanding. The increase of $2.1 million is primarily the result of the SCB business combination.
     Net charge-offs were $4.438 million or 0.18% of average loans for the nine months ended September 30, 1998, an increase of $916 thousand from $3.522 million or 0.17% of average loans for the first nine months of 1997. The Corporation's percentage of net charge-offs to average loans for 1998 continues to compare favorably to its peer group.

Securities
     The securities portfolio is utilized to provide a quality investment alternative for available funds and a stable source of interest income. At September 30, 1998, securities available for sale (AFS), with a carrying value of $654.1 million, and securities held to maturity (HTM), with a carrying value of $1.225 billion, combined to create a securities portfolio totaling $1.879 billion, a decrease of $128 million or 6.37% from December 31, 1997.
     Management continues to stress asset quality as one of the strategic goals of the securities portfolio which can be seen by the investment of 86% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are 100% U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, the Corporation's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
     At September 30, 1998, securities AFS had a carrying value of $654.1 million and an amortized cost of $622.4 million. This compares with a carrying value of $610.5 million and an amortized cost of $593.0 million at December 31, 1997. At September 30, 1998, gross unrealized gains were $31.8 million on securities AFS while gross unrealized losses were $109 thousand. Net unrealized gains are shown as a separate component of stockholders' equity, net of taxes and equaled $19.6 million at September 30, 1998.
     The carrying value of securities HTM was $1.225 billion at September 30, 1998 compared with $1.397 billion at year end 1997. The fair value of HTM securities at September 30, 1998 was $1.251 billion compared with $1.407 billion at year end 1997. Gross unrealized gains were $25.8 million and gross unrealized losses were $439 thousand on securities HTM at September 30, 1998.

Other Earning Assets
     Federal funds sold and securities purchased under reverse repurchase agreements were $273.7 million at September 30, 1998, an increase of $202.9 million when compared with year end 1997. The Corporation utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     The Corporation's deposit base is its primary source of funding and consists of deposits from the communities served by the Corporation. Total deposits were $3.882 billion at September 30, 1998, an increase of $62.9 million, or 1.65%, over year end 1997. This increase was the result of $77.4 million contributed by the SCB merger, offset by a $14.5 million decline in total deposits.

     Overall, the net change in other interest bearing liabilities was an increase of approximately $567.4 million. Federal funds purchased were $620.0 million at September 30, 1998, an increase of $336.6 million when compared with year end 1997. Securities sold under repurchase agreements totaled $924.4 million at September 30, 1998, an increase of $259.1 million from year end 1997. The primary reason for the variation in these two categories is an increased need for liquidity due to more rapid growth in loans than growth in deposits. At September 30, 1998, the balance of other short term borrowings was $111.7 million compared with $140.0 million at December 31, 1997.

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

STOCKHOLDERS' EQUITY
     The regulatory capital ratios for the Corporation and the Bank are shown in the following table compared to the minimum ratios that are currently required under capital adequacy standards imposed by regulators. At September 30, 1998, the Corporation and the Bank meet all capital adequacy requirements to which they are subject. The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized. Actual and minimum, regulatory capital amounts and ratios at September 30, 1998, for the Corporation and the Bank are as follows ($ in thousands):

                                                      Actual           Minimum Regulatory
                                                Regulatory Capital      Capital Required
                                               -------------------     ------------------
                                                Amount      Ratio       Amount      Ratio
                                               --------     ------     --------     -----
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $656,866     17.64%     $297,956     8.00%
     Trustmark National Bank                   $646,160     17.39%     $297,190     8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $610,068     16.38%     $148,978     4.00%
     Trustmark National Bank                   $599,481     16.14%     $148,595     4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                     $610,068     10.21%     $239,106     4.00%
     Trustmark National Bank                   $599,481     10.05%     $238,698     4.00%


     At September 30, 1998, the Corporation had stockholders' equity of $645.4 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $19.6 million. This compares to total stockholders' equity at December 31, 1997 of $593.6 million, which contained a net unrealized gain on securities available for sale, net of taxes, of $10.8 million. Approximately $15.7 million of capital was added during the first quarter of 1998 from shares issued in connection with the SCB business combination.

     In connection with the SCB merger, the Corporation's Board of Directors authorized the Corporation to repurchase shares of its common stock in open market transactions in order to acquire all or part of the common shares issued in connection with this merger. During the second quarter of 1998, the Corporation purchased and retired 692,472 shares of its common stock in open market transactions.
     Based on a dividend payout ratio of 29.76%, the Corporation retained 70.24% of its earnings during the first nine months of 1998, generating an internal capital growth rate of 9.44%. Dividends for the third quarter of 1998 were $0.0825 per share compared with $0.07 per share for the third quarter of 1997. Book value for the Corporation's common stock was $8.87 at September 30, 1998, compared with the closing market price of $15.50.

NET INTEREST INCOME
     Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets and is the Corporation's principal source of income. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a significant impact on earnings.
     For the nine months ended September 30, 1998, the Corporation's level of NII increased by $16.3 million, or 10.8%, when compared with the same time period in 1997. This increase comes primarily from more rapid growth of average earning assets, primarily in the loan portfolio, when compared to interest-bearing liabilities during a period of relatively stable interest rates. For the quarter ending September 30, 1998, net interest income increased 12.1% when compared to the same period in 1997.
     For the first nine months of 1998, average earning assets increased 9.9% when compared to the same period in 1997. This was driven by an 18.9% increase in average loans. When this growth was combined with relatively stable interest rates, the yield on average earning assets increased by six basis points when compared to the same time period in 1997. This combination resulted in an increase in total interest income of $29.9 million, or 10.7%, when comparing the first nine months of 1998 with 1997.
     Average interest-bearing liabilities grew by 9.6% during the first nine months of 1998. Interest-bearing deposits experienced growth of 4.6% during the same period while average funds purchased and securities sold under repurchase agreements increased 20.3%. In addition, the Corporation's increased utilization of other short term borrowings during the first nine months of 1998 led to substantial growth in this category when comparing 1998 and 1997. As a result of these factors, total interest expense increased by $13.6 million when comparing the first nine months of 1998 to 1997.
     The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                        1998        1997
                                                       -----       -----
Yield on interest-earning assets-FTE                   7.93%       7.87%
Rate on interest-bearing liabilities                   3.58%       3.56%
                                                       -----       -----
Net interest margin-FTE                                4.35%       4.31%
                                                       =====       =====

     The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. The Corporation will continue its interest rate risk policies to manage exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
     The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent write-offs in the loan portfolio. Factors considered in the assessment include composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first nine months of 1998, the Corporation's provision for loan losses was $5.188 million, which represents 0.21% of average loans, compared with $3.278 million, 0.16% of average loans, during the same time period in 1997. The Corporation's ratio of the provision for loan losses to average loans continues to compare favorably to the peer group.

NONINTEREST INCOME
     The Corporation stresses the importance of growth in noninterest income as one of its key long-term strategies. The Corporation recently implemented a new customer focused sales culture which has produced improved service delivery and sales of products at all customer points of contact. As a result, noninterest income has been favorably impacted. During the first nine months of 1998, noninterest income, excluding securities gains, increased $10.2 million, or 18.6%, when compared with the first nine months of 1997. Noninterest income increased 21.6% during the quarter ended September 30, 1998, when compared to the same period in 1997.
     The largest single category of noninterest income, service charges on deposit accounts, grew by $3.7 million, or 19.9%, when the first nine months of 1998 are compared with 1997. Service charge income during the third quarter of 1998 was positively impacted by the Corporation's promotion of its umbrella checking account, which offers customers the choice of a fixed monthly service fee combined with a number of other services at no extra charge.
     Other account charges, fees and commissions, increased $3.8 million, or 25.1%, when the first nine months of 1998 are compared with 1997. Major contributors to the growth in this category during these periods were fees generated from discount brokerage services, credit cards, ATMs and a variety of other fee producing products and services.
     Mortgage servicing fees grew by 3.20% when comparing the first nine months of 1998 with 1997 as the amount of mortgages serviced increased 11.0%. At September 30, 1998, the Corporation serviced approximately $3.4 billion in mortgages.
     Trust service income increased by 14.5% when the first nine months of 1998 are compared with 1997 as the Bank continued to be one of the largest providers of asset management services in Mississippi. At September 30, 1998, the Bank had trust accounts with assets under management with fair values of approximately $5.3 billion.
     Gross securities gains of $40 thousand were realized during the first nine months of 1998 due to sales of securities classified as available for sale. There were no sales of securities classified as held to maturity during the first nine months of 1998.

NONINTEREST EXPENSE
     Another long-term strategy of the Corporation is to continue to provide quality service to customers within the context of economic discipline. The efficiency ratio, a key indicator of the control of noninterest expense and the growth of noninterest income, was 55.63% for the first nine months of 1998 compared with 59.08% for the first nine months of 1997. Total noninterest expense increased $7.8 million, or 6.3%, when comparing the first nine months of 1998 with the same time period in 1997. For the third quarter of 1998, total noninterest expense increased 5.4% when compared to the same period in 1997.
     Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $2.9 million, or 4.6%, when comparing the first nine months of 1998 with 1997. The number of full-time equivalent employees totaled 2,199 at September 30, 1998; 2,309 at December 31, 1997; and 2,287 at September 30, 1997.
     The Corporation has been successful in controlling its net occupancy and equipment expenses as evidenced by the relatively flat growth in these categories when comparing the first nine months of 1998 to the first nine months of 1997. This control has been achieved in spite of the Corporation completing three business combinations since the beginning of 1997.
     Services and fees increased $3.8 million when comparing the first nine months of 1998 with the same time period in 1997. Increased costs for legal fees, communications expense and expenses related to Year 2000 compliance contributed to this increase.
     Management will continue to monitor closely the level of noninterest expenses as part of its effort to continue to improve the profitability of the Corporation.

INCOME TAXES
     For the nine months ended September 30, 1998, the Corporation's combined effective tax rate was 35.8% compared with 33.0% for the first nine months of 1997. The increase in the Corporation's effective tax rate is due primarily to a decrease in tax-exempt interest and various other permanent items as a percentage of pre-tax income.

RECENT PRONOUNCEMENTS
     On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact on the financial position and to the financial statements of the Corporation has not been evaluated.
     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities" and will affect accounting and reporting standards for classifying securitized mortgage loans held for sale. The adoption of this Statement will not have a material impact on the Corporation's consolidated financial statements.

YEAR 2000 COMPLIANCE
     The Corporation has established a task-force to review all computer-based systems and applications and develop an action plan to ensure that its computer and information systems, as well as equipment on which the Corporation relies, will function properly in the year 2000. This process involves modifying or replacing certain hardware and software maintained by the Corporation as well as communicating with external service providers to ensure they are taking appropriate action to remedy any Year 2000 issues. The Corporation contemplates having substantially all systems and applications changed for the year 2000 by December 31, 1998 with final testing to take place during 1999. The Corporation is taking steps to review Year 2000 readiness on the part of important suppliers. There can be no guarantee, however, that the systems of other companies on which the Corporation relies will be timely converted. Accordingly, the Corporation is assessing the extent to which its operations are vulnerable to other companies' systems and developing contingency plans to minimize the impact on operations should those organizations fail to remediate their systems properly. Based on our current evaluation of outside companies, the Corporation does not expect the contingency plans to be implemented. Based upon current information, Management presently believes that specific costs related to the Year 2000 systems issues will not have a material impact on the Corporation's consolidated financial statements.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
     There were no material developments for the quarter ended September 30, 1998, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K
     1.   The following  exhibits are included herein:

          (27) Financial Data Schedule

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:   /s/ Frank R. Day                            BY:   /s/ Richard G. Hickson
      -----------------------------                    -------------------------
      Frank R. Day                                      Richard G. Hickson
      Chairman of the Board                             President & Chief
                                                        Executive Officer

DATE: November 10, 1998                           DATE: November 10, 1998


BY:   /s/ Gerard R. Host
      -----------------------------
      Gerard R. Host
      Treasurer
      (Chief Financial and
      Accounting Officer)

DATE: November 10, 1998

                                  EXHIBIT INDEX


Exhibit Number                                Description
--------------                          -----------------------
    27                                  Financial Data Schedule