Form 10-K
period 1998-12-31
TRUSTMARK CORP
filed 1999-03-25
CIK 36146

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998
               or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X)NO( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

Based on the closing sales price of February 19, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,117,189,595.

As of March 11, 1999, there were issued and outstanding 71,899,616 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to parts I, II and III of the Form 10-K report: (1) Registrant's 1998 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated March 15, 1999 (Part III).

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                             TRUSTMARK CORPORATION
                                 1998 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Trustmark Corporation (Trustmark) is a one-bank holding company which was incorporated under the Mississippi Business Corporation Act on August 5, 1968, and commenced doing business in November 1968. Trustmark's primary business activities are conducted through its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiaries, Trustmark Financial Services, Inc. (TFSI) and Trustmark Insurance Agency, Inc. The Bank accounts for substantially all of the assets and revenues of Trustmark. Chartered by the State of Mississippi in 1889, the Bank is headquartered in Jackson, Mississippi and is the largest bank in the state. Trustmark also owns all of the stock of F.S. Corporation and First Building Corporation, both nonbank Mississippi corporations. F.S. Corporation and First Building Corporation are primarily dormant and are not considered significant subsidiaries.
         Trustmark provides a broad array of traditional banking products and services primarily to customers in Mississippi through its network of 140 branches and 147 ATMs. In order to service Retail clients' needs more effectively, Pinnacle, a proactive client-focused sales process, was implemented during 1998. As a result of Pinnacle, Trustmark associates have a higher level of client knowledge and understand the financial alternatives best suited to the client's needs. In addition, improvements to Trustmark's delivery channels have expedited communication and information flow to the point of sale thus providing faster and more convenient transactions for clients. In order to allow customers to do their banking around the clock from their homes or offices, Trustmark offers the TrustTouch automated response system. Customers may also obtain information about Trustmark's services via the Internet by accessing its web site (www.trustmark.com). Trustmark's Card Services offer MasterCard, VISA, VISA Gold and VISA Business credit card services to consumers and merchants throughout Mississippi. Trustmark's ExpressCheck debit card allows clients to conveniently pay for purchases from merchants, withdraw cash from automated teller machines and receive account balance information or transfer funds between their accounts at their convenience. For many years, Trustmark has been active in automobile finance directly throughout its extensive branch network as well as through a long-established indirect network of automobile dealers. Home mortgage lending increased significantly during 1998 and has strengthened Trustmark's position as a premier home lender. In addition, Trustmark's home mortgage department services more than $3.4 billion in home loans throughout the Southeast.
         Trustmark provides loans, deposit services and cash management for Mississippi businesses. Cash management services offers new technology and services for businesses to monitor cash flow through the utilization of TrustNet computer banking, automated clearing services which facilitates electronic bill payment and direct deposit of employee pay and Trustmark's Mutual Fund Sweep account. Trustmark offers commercial real estate loans targeting the residential real estate development and construction markets. Trustmark also lends to moderate and lower income homeowners in several markets through Community Reinvestment Act programs such as the Downpayment Assistance Program and Farmers Home Multi-Family Home Program. Trustmark's Correspondent Banking Department maintains relationships with independent banks across the state, providing competitively priced cash management services, financing and clearing services. Trustmark's public services bankers offer cash management products, loans and investment services tailored for the needs of public entities such as state agencies, municipal government and school districts.
         Trustmark offers a broad line of banking, investment and insurance products designed to meet the objectives of retail and commercial clients. These products include the Performance Funds, a family of six mutual funds designed and managed by Trustmark investment professionals, as well as personal trust and asset management, employee benefits and corporate trust. With $5.4 billion in trust assets under administration, Trustmark's Trust Department offers a full line of asset management and custodial services through its Personal Trust, Employee Benefit and Corporate Trust groups. TFSI, Trustmark's investment brokerage subsidiary, expanded its product offering and delivery network in 1998. TFSI currently has 16 locations across the state of Mississippi and offers a comprehensive range of brokerage services. In 1999, Trustmark will address the insurance needs of clients by broadening the products and services offered by its insurance subsidiary, Trustmark Insurance Agency, Inc.
         As of March 11, 1999, Trustmark and the Bank employed approximately 2,250 full-time equivalent employees.

COMPETITION

         Trustmark competes with national and state banks in its service areas for all types of depository, credit, investment and trust services. In addition, it competes in its respective service areas with other financial institutions including savings and loan associations, consumer finance companies, mortgage companies, insurance companies, brokerage firms, credit unions and financial service operations of major retailers. All these institutions compete in the areas of interest rates, the availability and quality of services and products, and the pricing of these services and products.

SUPERVISION AND REGULATION

         Trustmark is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. As such, Trustmark is required to file an annual report and such additional information as the Board of Governors of the Federal Reserve System may require. The Act requires every bank holding company to obtain the prior approval of the Board of Governors before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after the acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of the bank. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Board of Governors, by order or regulation, to be closely related to banking or managing or controlling banks "as to be a proper incident thereto." The Board has by regulation determined that a number of activities are closely related to banking within the meaning of the Act. In addition, Trustmark is subject to regulation by the State of Mississippi under its laws of incorporation.
         The Bank is subject to various requirements and restrictions by federal and state banking authorities, including the Office of the Comptroller of the Currency (OCC) and the Mississippi Department of Banking. Areas subject to regulation include loans, reserves, investments, issuance of securities, establishment of branches, loans to directors, executive officers and their related interests, relationships with correspondent banks, consumer protection and other aspects of operations. In addition, national banks are subject to legal limitations on the amount of earnings they may pay as dividends.
         The Bank also is insured by, and therefore subject to, the regulations of the Federal Deposit Insurance Corporation (FDIC). In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was enacted. FDICIA substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. In addition, FDICIA has created restrictions on capital distributions that would leave a depository institution undercapitalized. FDICIA regulations also include procedures and interpretive guidelines that mandate certain audit and reporting requirements for financial institutions. Management is responsible for not only preparing Trustmark's annual financial statements, but also establishing and maintaining adequate internal controls over financial reporting. In addition, Management must comply with certain laws and regulations designated by the FDIC as well as assess the effectiveness of the controls that have been established to comply with these laws and regulations.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Trustmark Corporation (the Registrant) and its bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 54, President and Chief Executive Officer, Trustmark Corporation; Vice Chairman and Chief Executive Officer, Trustmark National Bank since May 1997; President and Chief Operating Officer, SouthTrust Bank of Georgia, N.A. from 1995 to May 1997; President, Texas Commerce Bank, Dallas from 1993 to 1995.

Frank R. Day, 67, Chairman of the Board, Trustmark Corporation since January 1982. Chairman of the Board, Trustmark National Bank from 1982 to February 1999.

T. H. Kendall III, 62, Chairman of the Board, Trustmark National Bank since February 1999.

Harry M. Walker, 48, Secretary, Trustmark Corporation since January 1995; President and Chief Operating Officer, Trustmark National Bank since March 1992.

Gerard R. Host, 44, Treasurer, Trustmark Corporation since September 1995; Executive Vice President and Chief Financial Officer, Trustmark National Bank since November 1995.

George R. Day, 63, Executive Vice President and Chief Credit Officer, Trustmark National Bank since November 1991.

William O. Rainey, 59, Executive Vice President and Chief Banking Officer, Trustmark National Bank since November 1991.

Thomas W. Mullen, 56, Executive Vice President and Chief Retail Administration Officer, Trustmark National Bank since November 1991.

         All executive officers, with the exception of Richard G. Hickson, have held executive or senior management positions with Trustmark or the Bank for more than five years.

STATISTICAL DISCLOSURES

         The consolidated statistical disclosures for Trustmark Corporation and subsidiaries are contained in the following Tables 1 through 12.
         During 1998, Trustmark completed one business combination. On March 13, 1998, Smith County Bank (SCB) in Taylorsville, Mississippi was merged with the Corporation in a business combination accounted for by the purchase method of accounting. At the merger date, SCB had $44 million in net loans, $98 million in total assets and $88 million in total deposits. SCB's results of operations, which are not material, have been included in the financial statements from the merger date.

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

         The Average Assets and Liabilities table below shows the average balances for all assets and liabilities of the Corporation at year end and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                              December 31,
                                                     -------------------------------------------------------------
                                                                    1998                             1997
                                                     -----------------------------    ----------------------------
                                                        Average             Yield/      Average             Yield/
                                                        Balance   Interest   Rate       Balance   Interest   Rate
                                                     -----------  --------  ------    ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements         $  112,986   $  6,078   5.38%    $   64,096  $  3,575   5.58%
    Securities available for sale:
        Taxable                                         670,249     41,765   6.23%       612,745    36,671   5.98%
        Nontaxable                                           25          2   8.00%           320        37  11.56%
    Securities held to maturity:
        Taxable                                       1,184,223     75,683   6.39%     1,301,175    83,208   6.39%
        Nontaxable                                      111,415      9,413   8.45%       103,212     8,938   8.66%
    Loans, net of unearned income                     3,344,381    293,855   8.79%     2,771,662   250,108   9.02%
                                                      ---------   --------            ----------  --------
    Total interest-earning assets                     5,423,279    426,796   7.87%     4,853,210   382,537   7.88%
Cash and due from banks                                 282,487                          269,665
Other assets                                            271,215                          252,260
Allowance for loan losses                               (65,232)                         (63,897)
                                                     ----------                       ----------
        Total Assets                                 $5,911,749                       $5,311,238
                                                     ==========                       ==========


Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits                 $  734,682   $ 21,623   2.94%    $  726,812  $ 21,736   2.99%
    Savings deposits                                    660,222     14,006   2.12%       573,528    12,333   2.15%
    Time deposits                                     1,652,252     87,940   5.32%     1,623,384    86,804   5.35%
    Federal funds purchased and securities sold
        under repurchase agreements                   1,151,920     58,894   5.11%       912,089    47,236   5.18%
    Short-term borrowings                               172,168      9,437   5.48%        67,708     4,778   7.06%
                                                     ----------   --------            ----------  --------
        Total interest-bearing liabilities            4,371,244    191,900   4.39%     3,903,521   172,887   4.43%
                                                                  --------                        --------
Noninterest-bearing demand deposits                     865,484                          789,041
Other liabilities                                        59,080                           57,786
Shareholders' equity                                    615,941                          560,890
                                                     ----------                       ----------
        Total Liabilities and Shareholders' Equity   $5,911,749                       $5,311,238
                                                     ==========                       ==========

        Net Interest Margin                                        234,896   4.33%                 209,650   4.32%

Less tax equivalent adjustments:
    Investments                                                      3,295                           3,141
    Loans                                                            3,401                           2,504
                                                                  --------                        --------
        Net Interest Margin per Annual Report                     $228,200                        $204,005
                                                                  ========                        ========


                                                              December 31,
                                                     ------------------------------
                                                                 1996
                                                     ------------------------------
                                                       Average               Yield/
                                                       Balance    Interest    Rate
                                                     ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements         $   76,203   $  4,223    5.54%
    Securities available for sale:
        Taxable                                         605,467     34,754    5.74%
        Nontaxable
    Securities held to maturity:
        Taxable                                       1,324,724     84,354    6.37%
        Nontaxable                                       92,160      8,245    8.95%
    Loans, net of unearned income                     2,556,811    231,339    9.05%
                                                     ----------   --------
    Total interest-earning assets                     4,655,365    362,915    7.80%
Cash and due from banks                                 282,165
Other assets                                            234,758
Allowance for loan losses                               (62,785)
                                                     ----------
        Total Assets                                 $5,109,503
                                                     ==========


Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits                 $  978,165   $ 26,472    2.71%
    Savings deposits                                    334,925      7,520    2.25%
    Time deposits                                     1,493,721     78,622    5.26%
    Federal funds purchased and securities sold
        under repurchase agreements                     969,413     48,653    5.02%
    Short-term borrowings                                41,274      2,739    6.64%
                                                     ----------   --------
        Total interest-bearing liabilities            3,817,498    164,006    4.30%
                                                                  --------
Noninterest-bearing demand deposits                     741,324
Other liabilities                                        52,168
Shareholders' equity                                    498,513
                                                     ----------
        Total Liabilities and Shareholders' Equity   $5,109,503
                                                     ==========

        Net Interest Margin                                        198,909    4.27%

Less tax equivalent adjustments:
    Investments                                                      2,886
    Loans                                                            1,966
                                                                  --------
        Net Interest Margin per Annual Report                     $194,057
                                                                  ========

         Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 1997 and 1996 statements to conform to the 1998 method of presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

         The Volume and Yield/Rate Variance table below shows the change from year to year for each component of the tax equivalent net interest margin separated into the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands):

                                                         1998 Compared to 1997               1997 Compared to 1996
                                                       Increase (Decrease) Due To:         Increase (Decrease) Due To:
                                                    ---------------------------------    --------------------------------
                                                                  Yield/                              Yield/
                                                      Volume       Rate         Net       Volume       Rate        Net
                                                     --------    --------    --------    --------    --------    --------

Interest earned on:
  Federal funds sold and securities purchased
    under reverse repurchase agreements              $  2,635    ($   132)   $  2,503    ($   678)   $     30    ($   648)
  Securities available for sale:
        Taxable                                         3,524       1,570       5,094         428       1,489       1,917
        Nontaxable                                        (26)         (9)        (35)          0          37          37
  Securities held to maturity:
        Taxable                                        (7,525)          0      (7,525)     (1,424)        278      (1,146)
        Nontaxable                                        696        (221)        475         966        (273)        693
  Loans, net of unearned income                        50,291      (6,544)     43,747      19,533        (764)     18,769
                                                     --------    --------    --------    --------    --------    --------
      Total interest-earning assets                    49,595      (5,336)     44,259      18,825         797      19,622

Interest paid on:
  Interest-bearing demand deposits                        241        (354)       (113)     (7,285)      2,549      (4,736)
  Savings deposits                                      1,847        (174)      1,673       5,161        (348)      4,813
  Time deposits                                         1,604        (468)      1,136       6,835       1,347       8,182
  Federal funds purchased and securities sold
    under repurchase agreements                        12,302        (644)     11,658      (2,936)      1,519      (1,417)
  Short-term borrowings                                 5,938      (1,279)      4,659       1,856         183       2,039
                                                     --------    --------    --------    --------    --------    --------
      Total interest-bearing liabilities               21,932      (2,919)     19,013       3,631       5,250       8,881
                                                     --------    --------    --------    --------    --------    --------
      Change in net interest income on a
          tax equivalent basis                       $ 27,663    ($ 2,417)   $ 25,246    $ 15,194    ($ 4,453)   $ 10,741
                                                     ========    ========    ========    ========    ========    ========

         The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 1998, 1997 and 1996 . The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

         The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                               December 31,
                                                  -------------------------------------
                                                     1998          1997         1996
                                                  -----------   ----------   ----------
Securities available for sale
U. S. Treasury and U. S. Government agencies       $  362,930   $  480,965   $  469,396
Mortgage-backed securities                            353,300       97,853       39,536
                                                   ----------   ----------   ----------
    Total debt securities                             716,230      578,818      508,932
Equity securities                                      31,166       14,159       13,813
                                                   ----------   ----------   ----------
     Total securities available for sale           $  747,396   $  592,977   $  522,745
                                                   ==========   ==========   ==========

Securities held to maturity
U. S. Treasury and U. S. Government agencies       $  132,388   $  221,929   $  267,636
Obligations of states and political subdivisions      239,441      230,642      220,073
Mortgage-backed securities                            799,584      944,257      937,451
Other securities                                          100          100          100
                                                   ----------   ----------   ----------
       Total securities held to maturity           $1,171,513   $1,396,928   $1,425,260
                                                   ==========   ==========   ==========

TABLE 4 - MATURITY  DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          SECURITIES HELD TO MATURITY

         The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 1998 and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                               Maturing
                                         -------------------------------------------------------------------------------------------
                                                            After One,           After Five,
                                          Within            But Within           But Within             After
                                         One Year   Yield   Five Years   Yield    Ten Years    Yield   Ten Years   Yield    Total
                                         --------   -----   ----------   -----   -----------   -----   ---------   -----  ----------
Securities available for sale
U. S. Treasury and U. S.
  Government agencies                    $ 25,848   6.16%   $  288,973   6.46%                         $  48,109   5.68%  $  362,930
Mortgage-backed securities                                       2,392   7.58%   $    11,581   6.52%     339,327   6.42%     353,300
                                         --------           ----------           -----------           ---------          ----------
     Total debt securities                 25,848              291,365                11,581             387,436             716,230
Equity securities                                                                                                             31,166
                                         --------           ----------           -----------           ---------          ----------
     Total securities available for sale $ 25,848           $  291,365           $    11,581           $ 387,436          $  747,396
                                         ========           ==========           ===========           =========          ==========

Securities held to maturity
U. S. Treasury and U. S.
  Government agencies                    $  6,499   6.15%   $  124,899   6.32%   $       990   6.87%                      $  132,388
Obligations of states and
   political subdivisions                  21,361   7.66%       99,537   7.11%        95,406   7.76%   $  23,137   7.35%     239,441
Mortgage-backed securities                    700   7.14%       40,867   6.85%       150,645   6.27%     607,372   6.36%     799,584
Other securities                                                                         100   7.50%                             100
                                         --------           ----------           -----------           ---------          ----------
    Total securities held to maturity    $ 28,560           $  265,303           $   247,141           $ 630,509          $1,171,513
                                         ========           ==========           ===========           =========          ==========

         Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.24 years.
         As of December 31, 1998, the Corporation held securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity. General obligations of the State of Mississippi with a carrying value of $109,378,000 and an approximate fair value of $115,435,000 were held on December 31, 1998. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $17,028,000 and an approximate fair value of $19,429,000 which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

         The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):

                                                                           December 31,
                                                   --------------------------------------------------------------
                                                      1998         1997         1996         1995         1994
                                                   ----------   ----------   ----------   ----------   ----------
Real estate loans:
  Construction and land development                $  251,654   $  195,728   $  168,650   $  144,010   $  123,364
  Secured by 1-4 family residential properties      1,106,735      699,486      543,661      553,997      504,078
  Secured by nonfarm, nonresidential properties       508,194      446,492      398,350      380,734      345,130
  Other real estate loans                              72,445       70,592       73,229       69,422       63,169
Loans to finance agricultural production               39,682       38,466       33,950       37,434       34,910
Commercial and industrial                             721,483      702,361      642,758      616,949      594,836
Loans to individuals for personal expenditures        773,578      701,132      645,829      641,409      606,444
Obligations of states and political subdivisions      141,152       79,178       84,918       63,557       50,033
Loans for purchasing or carrying securities            24,854       17,622       20,469       11,626        1,840
Other loans                                            62,541       32,598       22,759       52,953       23,761
                                                   ----------   ----------   ----------   ----------   ----------
        Loans, net of unearned income              $3,702,318   $2,983,655   $2,634,573   $2,572,091   $2,347,565
                                                   ==========   ==========   ==========   ==========   ==========

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

         The table below shows the amounts of loans in certain categories outstanding as of December 31, 1998, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):


                                                                   Maturing
                                                -------------------------------------------
                                                           One Year
                                                 Within     Through    After
                                                One Year     Five      Five
                                                or Less      Years     Years       Total
                                                --------   --------   --------   ----------
Construction and land development               $185,995   $ 65,659              $  251,654
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                    228,320    205,278   $147,041      580,639
Commercial and industrial                        419,005    239,817     62,661      721,483
Other loans (excluding loans to individuals)     120,703     37,926    109,600      268,229
                                                --------   --------   --------   ----------
       Total                                    $954,023   $548,680   $319,302   $1,822,005
                                                ========   ========   ========   ==========

         The following table shows all loans due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                        Maturing
                                              ------------------------------
                                              One Year
                                              Through     After
                                                Five      Five
                                               Years      Years      Total
                                             ---------   --------   --------
Above loans due after one year which have:
  Predetermined interest rates               $ 482,182   $283,796   $765,978
  Floating interest rates                       66,498     35,506    102,004
                                             ---------   --------   --------
        Total                                $ 548,680   $319,302   $867,982
                                             =========   ========   ========

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

         The table below shows the Corporation's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                                     December 31,
                                                   ------------------------------------------------
                                                     1998      1997      1996      1995      1994
                                                   --------   -------   -------   -------   -------

Loans accounted for on a nonaccrual basis           $13,253   $14,242   $ 8,390   $10,055   $12,817
Other real estate                                     1,859     2,340     2,734     3,982     3,723
Accruing loans past due 90 days or more               2,431     2,570     2,407     1,810     2,252
                                                    -------   -------   -------   -------   -------
    Total nonperforming assets and loans past due
        90 days or more                             $17,543   $19,152   $13,531   $15,847   $18,792
                                                    =======   =======   =======   =======   =======

         Generally, a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when a contractual payment of principal or interest has become 90 days past due or Management has serious doubts about collectibility of principal or interest even though the loan is currently performing. A delinquent loan may remain in an accruing status if it is either guaranteed or well secured and in process of collection. When a loan is placed in nonaccrual status, unpaid interest credited to income in the current and prior years is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of all contractual principal and interest is no longer in doubt. Interest which would have accrued on nonaccrual and restructured loans if they had been in compliance with their original terms is immaterial. In addition, interest income on these loans that was included in net income for the periods presented was immaterial.
         At December 31, 1998 Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. The Corporation had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 5.

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         The table below summarizes the Corporation's loan loss experience for each of the last five years ($ in thousands):

                                                                            Year Ended December 31,
                                                         ------------------------------------------------------------
                                                           1998         1997         1996         1995         1994
                                                         --------     --------     --------     --------     --------
Balance at beginning of period                           $ 64,100     $ 63,000     $ 62,000     $ 65,014     $ 65,014
Loans charged off:
  Real estate loans                                        (1,121)        (503)      (1,507)      (1,663)      (1,034)
  Loans to finance agricultural production                    (73)         (79)        (177)        (115)         (21)
  Commercial and industrial                                (2,561)      (1,406)      (1,334)        (764)        (979)
  Loans to individuals for personal expenditures           (6,698)      (6,353)      (5,651)      (6,300)      (4,780)
  All other loans                                          (1,819)        (619)        (603)        (648)        (267)
                                                         --------     --------     --------     --------     --------
    Total charge-offs                                     (12,272)      (8,960)      (9,272)      (9,490)      (7,081)
Recoveries on loans previously charged off:
  Real estate loans                                            72           92          325          981          732
  Loans to finance agricultural production                      2            7            3           10            8
  Commercial and industrial                                 1,181          877        1,334          736          581
  Loans to individuals for personal expenditures            2,960        2,283        2,087        1,848        2,703
  All other loans                                           1,036          775          740          462          271
                                                         --------     --------     --------     --------     --------
    Total recoveries                                        5,251        4,034        4,489        4,037        4,295
                                                         --------     --------     --------     --------     --------
Net charge-offs                                            (7,021)      (4,926)      (4,783)      (5,453)      (2,786)
Additions to allowance charged to operating expense         7,771        4,682        5,783        2,439        2,786
Other additions to allowance for loan losses                1,300        1,344
                                                         --------     --------     --------     --------     --------
Balance at end of period                                 $ 66,150     $ 64,100     $ 63,000     $ 62,000     $ 65,014
                                                         ========     ========     ========     ========     ========

Percentage of net charge-offs during period to average
  loans outstanding during the period                       0.21%        0.18%        0.19%        0.22%        0.12%
                                                         ========     ========     ========     ========     ========

         The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. The level of the allowance is based on Management's periodic evaluation of the portfolio, the Corporation's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, review of specific criticized credits and other relevant factors. This evaluation is inherently subjective as it requires estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The following table is a summary by allocation category of the Corporation's allowance for loan losses at December 31, 1998. These allocations were determined based upon Management's analysis of the various types of risk associated with the Corporation's loan portfolio. A discussion of Management's methodology for performing the analysis follows the table ($ in thousands):

   Allocation for pools of
     risk-rated loans                                      $ 34,223
   Additional allocation for
     risk-rated loans                                         1,621
   Allocation for selected
     industries                                               4,096
   General allocation for
     all other loans                                         11,235
   Allocation for available lines
     of credit and letters of credit                          3,214
   Unallocated                                               11,761
                                                            -------
     Total                                                  $66,150
                                                            =======

         The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly utilizing the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201 as well as additional guidance provided in the Interagency Policy Statement. Loss percentages are uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages are determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which are risk-rated Other Loans Especially Mentioned or Substandard and all which are risk-rated Doubtful are reviewed by the Corporation's Internal Asset Review staff to determine if standard percentages appear to be sufficient to cover inherent loss on each line. In the event that the percentages on any particular lines were determined to be insufficient, additional allocations are made based upon recommendations of lending and asset review personnel.
         Industry allocations are made based on concentrations of credit within the portfolio as well as arbitrary designation of certain other industries by Management.
         The general allocation is included in the allowance to cover inherent losses within portions of the loan portfolio not addressed in the preceeding allocations. The types of loans included in the general allocation are residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount is based upon the more conservative of: loss experience within these categories during the year, the historical 5-year moving average for each category, or previously established floors.
         The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Arbitrary percentages, which are the same as those applied to the funded portions of the commercial and retail loan portfolios, are applied to cover any potential losses in these off-balance sheet categories.
         The remaining $11.8 million is unallocated and serves as added protection in the event that any of the above specific components are determined to be inadequate or for issues that cannot or have not been measured on a quantitative basis over a prolonged period of time.

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

         The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 1998 ($ in thousands):

3 months or less                              $178,083
Over 3 months through 6 months                  74,363
Over 6 months through 12 months                 80,559
Over 12 months                                  42,908
                                              --------
      Total                                   $375,913
                                              ========

TABLE 11 - SELECTED RATIOS

         The following ratios are presented for each of the last three years:

                                 1998       1997       1996
                                ------     ------     ------
Return on average assets         1.41%      1.34%      1.27%
Return on average equity        13.53%     12.67%     13.07%
Dividend payout ratio           30.92%     30.26%     26.74%
Equity to assets ratio          10.42%     10.56%      9.76%

TABLE 12 - SHORT-TERM BORROWINGS

         The  table  below   presents   certain   information   concerning   the
Corporation's short-term borrowings for each of the last three years ($ in thousands):

                                                           1998          1997          1996
                                                        ----------    ----------    ----------
Federal funds purchased and securities
 sold under repurchase agreements:
    Amount outstanding at end of period                 $1,318,545    $  948,700    $  967,191
    Weighted average interest rate at end of period           4.48%         5.72%         5.46%
    Maximum amount outstanding at any
      month end during each period                      $1,544,385    $1,003,907    $1,036,564
    Average amount outstanding during each period       $1,151,920    $  912,089    $  969,413
    Weighted average interest rate during each period         5.11%         5.18%         5.02%

         No other category of short-term borrowings is required to be disclosed because the average balance was less than 30% of shareholders' equity at the end of 1998.

ITEM 2. PROPERTIES

         Trustmark's principal offices are housed in a 14-floor combination office and bank building located in Jackson, Mississippi and owned by the Bank. Approximately 174,000 square feet (61%) of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. The Bank also operates 108 full-service branches, 21 limited-service branches, 11 in-store branches and an ATM network which includes 84 ATMs at on-premise locations and 63 ATMs located at off-premise sites. The Bank leases 68 of its 184 locations with the remainder being owned.

ITEM 3. LEGAL PROCEEDINGS

         Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business; some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to Trustmark's shareholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

         Trustmark's common stock is listed for trading on the Nasdaq Stock Market. At March 1, 1999, there were approximately 5,300 shareholders of record of Trustmark's common stock. Other information required by this item can be found in Note 13, "Shareholders' Equity," (page 31) and the table captioned "Principal Markets and Prices of Trustmark's Stock" (page 37) included in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item can be found in the table captioned "Selected Financial Data" (page 36) included in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 38-46) included in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 38-40) included in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Trustmark Corporation and Subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 1998 Annual Report to Shareholders (pages 17-35) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 36) is also included in the Registrant's 1998 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of accountants within the two-year period prior to December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated March 15, 1999, and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, page 5 of this report.


ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item can be found in Section V, "Compensation of Executive Officer and Directors," and Section VII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated March 15, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         Information regarding security ownership of certain beneficial owners and Management can be found in Section III, "Voting Securities and Principal Holders Thereof," and Section IV, "Ownership of Equity Securities by Management," contained in Trustmark Corporation's Proxy Statement dated March 15, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions can be found in Section VI, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement dated March 15, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.  Financial Statements

         The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and Subsidiaries are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

           Report of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 1998 and
                  1997
         Consolidated Statements of Income for the Years Ended
                  December 31, 1998, 1997 and 1996
         Consolidated  Statements  of  Changes in  Shareholders'  Equity for the
                  Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements (Notes 1
                  through 15)
         Selected Financial Data, Summary of Quarterly Results of
                  Operations, and Principal Markets and Prices of Trustmark's Stock

A-2. Financial Statement Schedules

         The schedules to the  consolidated  financial  statements  set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

A-3.     Exhibits

         The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.       Reports on Form 8-K

         On November 13, 1998, Trustmark filed a Form 8-K announcing that its Board of Directors had authorized the purchase of up to 7.5%, or approximately
5.46 million shares, of the Corporation's common stock. In addition, Trustmark also announced a 27% increase in its regular quarterly dividend from 8.25 cents to 10.5 cents per share. This action raised the annual dividend rate from 33 cents to 42 cents per share.

C.       Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:  /s/ Richard G. Hickson                   BY: /s/ Gerard R. Host
     ----------------------                       ------------------
     Richard G. Hickson                           Gerard R. Host
     President & Chief                            Treasurer
     Executive Officer                            (Chief Financial
                                                  Accounting Officer

DATE: March 9, 1999                               DATE: March 9, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  March 9, 1999                    BY: /s/ J. Kelly Allgood
                                            ---------------------------------
                                            J. Kelly Allgood, Director

DATE:  March 9, 1999                    BY: /s/ Reuben V. Anderson
                                            ---------------------------------
                                            Reuben V. Anderson, Director

DATE:  March 9, 1999                    BY: /s/ John L. Black, Jr.
                                            ---------------------------------
                                            John L. Black, Jr., Director

DATE:  March 9, 1999                    BY: /s/ Robert P. Cooke III
                                            ---------------------------------
                                            Robert P. Cooke III, Director

DATE:                                   BY:
                                            ---------------------------------
                                            Frank R. Day, Chairman of the
                                            Board and Director

DATE:  March 9, 1999                    BY: /s/ William C. Deviney, Jr.
                                            ---------------------------------
                                            William C. Deviney, Jr., Director

DATE:                                   BY:
                                            ---------------------------------
                                            D. G. Fountain, Jr., Director

DATE:  March 9, 1999                    BY: /s/ C. Gerald Garnett
                                            ---------------------------------
                                            C. Gerald Garnett, Director

DATE:  March 9, 1999                    BY: /s/ Richard G. Hickson
                                            ---------------------------------
                                            Richard G. Hickson, President &
                                            Chief Executive Officer and Director

DATE:  March 9, 1999                    BY: /s/ Matthew L. Holleman III
                                            ---------------------------------
                                            Matthew L. Holleman III, Director

DATE:  March 9, 1999                    BY: /s/ Fred A. Jones
                                            ---------------------------------
                                            Fred A. Jones, Director

DATE:  March 9, 1999                    BY: /s/ T.H. Kendall III
                                            ---------------------------------
                                            T. H. Kendall III, Director

DATE:                                   BY:
                                            ---------------------------------
                                            Larry L. Lambiotte, Director

DATE:  March 9, 1999                    BY: /s/ Donald E. Meiners
                                            ---------------------------------
                                            Donald E. Meiners, Director

DATE:  March 9, 1999                    BY: /s/ William Neville III
                                            ---------------------------------
                                            William Neville III, Director

DATE:                                   BY:
                                            ---------------------------------
                                            Richard H. Puckett, Director

DATE:                                   BY:
                                            ---------------------------------
                                            William K. Ray, Director

DATE:  March 9, 1999                    BY: /s/ Harry M. Walker
                                            ---------------------------------
                                            Harry M. Walker, Director

DATE:  March 9, 1999                    BY: /s/ LeRoy G. Walker, Jr.
                                            ---------------------------------
                                            LeRoy G. Walker, Jr., Director

DATE:  March 9, 1999                    BY: /s/ Paul H. Watson
                                            ---------------------------------
                                            Paul H. Watson, Jr., Director

DATE:  March 9, 1999                    BY: /s/ Kenneth W. Williams
                                            ---------------------------------
                                            Kenneth W. Williams, Director

DATE:  March 9, 1999                    BY: /s/ Allen Wood, Jr.
                                            ---------------------------------
                                            Allen Wood, Jr., Director

                                  EXHIBIT INDEX

 3-a Articles of Incorporation, as amended. Filed as Exhibit 3 to Trustmark's Form 10-K Annual Report for the year ended December 31, 1990, incorporated herein by reference.
 3-b Bylaws, as amended. Filed as Exhibit 3-b to Trustmark's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
 3-c Articles of Incorporation, as amended. Filed as Exhibit 3-c to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
 3-d Bylaws, as amended. Filed as Exhibit 3-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997.
 3-e Articles of Incorporation, as amended. Filed as Exhibit 3-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1998.
10-a Deferred Compensation Plan for Directors of Trustmark Corporation, as amended. Filed as Exhibit 10 to Trustmark's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
10-b Deferred Compensation Plan for Executive Officers of Trustmark National Bank. Filed as Exhibit 10-b to Trustmark's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference.
10-c Deferred Compensation Plan for Directors of First National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-c to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-d Life Insurance Plan for Executive Officers of First National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-e Long Term Incentive Plan for key employees of Trustmark Corporation and its subsidiaries, approved March 11, 1997. Filed as Exhibit 10-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference.
10-f Employment Agreement between Trustmark Corporation and Richard G. Hickson dated May 13, 1997. Filed as Exhibit 10-f to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997.
10-g Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated December 22, 1997. Filed as Exhibit 10-g to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997.
10-h Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated December 22, 1997. Filed as Exhibit 10-h to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997.
13 Only those portions of the Registrant's 1998 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.
23       Consent of Arthur Andersen LLP.
27       Financial Data Schedule.

         All other exhibits are omitted as they are inapplicable or not required by the related instructions.