Form 10-Q
period 1999-03-31
TRUSTMARK CORP
filed 1999-05-13
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999.

         Title                                           Outstanding
Common stock, no par value                                72,640,785

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands except share data)

                                                   (Unaudited)
                                                    March  31,  December 31,
                                                      1999         1998
                                                   ----------   ----------
Assets
Cash and due from banks (noninterest-bearing)      $  290,767   $  312,527
Federal funds sold and securities purchased
  under reverse repurchase agreements                 267,210      185,619
Trading account securities                                287        1,053
Securities available for sale (at fair value)         769,236      774,996
Securities held to maturity (fair value:
  $1,260,176-1999; $1,192,505-1998)                 1,243,940    1,171,513
Loans                                               3,737,610    3,702,318
  Less allowance for loan losses                       66,150       66,150
                                                   ----------   ----------
  Net loans                                         3,671,460    3,636,168
Premises and equipment                                 72,150       70,750
Intangible assets                                      51,951       50,349
Other assets                                          164,967      152,215
                                                   ----------   ----------
  Total Assets                                     $6,531,968   $6,355,190
                                                   ==========   ==========


Liabilities
Deposits:
  Noninterest-bearing                              $  889,653   $  954,210
  Interest-bearing                                  3,078,915    2,992,187
                                                   ----------   ----------
    Total deposits                                  3,968,568    3,946,397
Federal funds purchased                               459,610      336,546
Securities sold under repurchase agreements           990,087      981,999
Short-term borrowings                                 401,826      389,543
Other liabilities                                      60,897       48,829
                                                   ----------   ----------
  Total Liabilities                                 5,880,988    5,703,314

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
  Authorized:  250,000,000 shares
  Issued and outstanding: 71,899,116
    shares-1999; 72,531,636 - 1998                     14,979       15,111
Surplus                                               227,898      241,155
Retained earnings                                     395,139      378,567
Accumulated other comprehensive income, net of tax     12,964       17,043
                                                   ----------   ----------
  Total Shareholders' Equity                          650,980      651,876
                                                   ----------   ----------
  Total Liabilities and Shareholders' Equity       $6,531,968   $6,355,190
                                                   ==========   ==========




   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands except share data)
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       1999        1998
                                                     --------    -------
Interest Income
Interest and fees on loans                            $76,035    $66,477
Interest on securities:
  Taxable interest income                              28,220     30,127
  Interest income exempt from federal income taxes 1,622 1,433 Interest on federal funds sold and securities
  purchased under reverse repurchase agreements         3,585        828
                                                     --------    -------
  Total Interest Income                               109,462     98,865
Interest Expense
Interest on deposits                                   27,642     31,025
Interest on federal funds purchased and securities
  sold under repurchase agreements                     15,984     12,211
Other interest expense                                  4,843      1,628
                                                     --------    -------
  Total Interest Expense                               48,469     44,864
                                                     --------    -------
Net Interest Income                                    60,993     54,001
Provision for loan losses                               1,966        799
                                                     --------    -------
Net Interest Income After
  Provision for Loan Losses                            59,027     53,202
Noninterest Income
Service charges on deposit accounts                     8,870      6,958
Other account charges, fees and commissions             6,427      5,287
Mortgage servicing fees                                 3,500      3,377
Trust service income                                    3,619      3,316
Other income                                            1,308        838
                                                     --------    -------
  Total Noninterest Income                             23,724     19,776
Noninterest Expenses
Salaries and employee benefits                         24,106     22,261
Net occupancy - premises                                2,469      2,275
Equipment expenses                                      3,315      2,970
Services and fees                                       6,402      6,577
Amortization of intangible assets                       2,544      2,381
Other expense                                           6,473      5,909
                                                     --------    -------
  Total Noninterest Expenses                           45,309     42,373
                                                     --------    -------
Income Before Income Taxes                             37,442     30,605
Income taxes                                           13,316     10,980
                                                     --------    -------
Net Income                                            $24,126    $19,625
                                                     ========    =======

Earnings Per Share
     Basic and Diluted                                  $0.33      $0.27
                                                     ========    =======



See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)



                                                                      Three months ended March 31,
                                                                      ---------------------------
                                                                          1999             1998
                                                                      -------------    ----------
Operating Activities
Net income                                                                  $24,126      $19,625
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                 1,966          799
    Depreciation and amortization                                             5,025        4,708
    Net amortization (accretion) of securities                                   55         (591)
    Net increase in intangible assets                                        (4,155)      (3,047)
    Net (increase) decrease in deferred income taxes                           (191)          56
    Net (increase) decrease in other assets                                 (10,257)       1,144
    Net increase in other liabilities                                        12,068       13,470
    Other operating activities, net                                          (1,254)        (585)
                                                                      -------------    ----------
Net cash provided by operating activities                                    27,383       35,579
                                                                      -------------    ----------

Investing Activities
Proceeds from calls and maturities of securities available for sale          44,606       22,491
Proceeds from calls and maturities of securities held to maturity           126,006       95,929
Proceeds from sales of securities available for sale                                         101
Purchases of securities available for sale                                  (45,522)     (90,439)
Purchases of securities held to maturity                                   (198,418)     (40,381)
Net increase in federal funds sold and securities
  purchased under reverse repurchase agreements                             (81,591)     (17,517)
Net increase in loans                                                       (36,119)    (113,632)
Purchases of premises and equipment                                          (3,460)      (1,791)
Proceeds from sales of premises and equipment                                                 14
Proceeds from sales of other real estate                                        692          375
Cash received in business combinations                                                    13,035
                                                                      -------------    ----------
Net cash used by investing activities                                      (193,806)    (131,815)
                                                                      -------------    ----------

Financing Activities
Net increase in deposits                                                     22,171       94,191
Net increase (decrease) in federal funds purchased and
  securities sold under repurchase agreements                               131,152      (32,886)
Net increase in short-term borrowings                                        12,283       45,639
Cash dividends                                                               (7,554)      (6,001)
Common stock purchased and retired                                          (13,389)
                                                                      -------------    ----------
Net cash provided by financing activities                                   144,663      100,943
                                                                      -------------    ----------
(Decrease) increase in cash and cash equivalents                            (21,760)       4,707
Cash and cash equivalents at beginning of year                              312,527      292,555
                                                                      -------------    ----------
Cash and cash equivalents at end of period                                 $290,767     $297,262
                                                                      =============    ==========


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 1998 annual report on Form 10-K.
        The consolidated financial statements include the accounts of Trustmark, its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiaries, Trustmark Financial Services, Inc. and Trustmark Insurance Agency, Inc. All intercompany profits, balances and transactions have been eliminated.

NOTE 2 - BUSINESS COMBINATIONS
        On  April  9,  1999,  Trustmark  completed  its  acquisition  of the Dan
Bottrell  Agency,  Inc.  (Bottrell),   an  independent   insurance  agency  with
approximately $9 million in total assets located in Jackson, Mississippi. Trustmark issued approximately 872 thousand shares in exchange for all of the issued and outstanding common stock of Bottrell. This transaction will be accounted for as a purchase business combination.

NOTE 3 - LOANS
        The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, 1999 and 1998 ($ in thousands):

                                    1999            1998
                                  --------         -------
Balance at beginning of year       $66,150         $64,100
Provision charged to expense         1,966             799
Loans charged off                   (3,548)         (2,334)
Recoveries                           1,582           1,535
Allowance applicable to loans
 of acquired bank                                    1,300
                                  --------         -------
Balance at end of period           $66,150         $65,400
                                  ========         =======

         At March 31, 1999 and 1998, the carrying amounts of nonaccrual loans were $13.7 million and $14.4 million, respectively. Included in these nonaccrual loans at March 31, 1999 and 1998, are loans that are considered to be impaired and totaled $9.8 million and $11.1 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the first quarter of 1999 and 1998 were $10.6 million and $11.4 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the first quarter of 1999 or 1998.

NOTE 4 - CONTINGENCIES
        Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business; some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

NOTE 5 - SHAREHOLDERS' EQUITY
        Basic earnings per share (EPS) was computed by dividing net income by the weighted average shares of common stock outstanding, 72,144,447 for the first quarter of 1999 and 72,885,784 for the first quarter of 1998. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and for the effect of stock options outstanding during the first quarter of 1999 and 1998. The effect of the stock options was to increase the weighted average number of shares by 64,552 for the first quarter of 1999 and 72,308 for the first quarter of 1998.

NOTE 6 - STATEMENTS OF CASH FLOWS
        During the three months ended March 31, 1999 and 1998, Trustmark paid income taxes approximating $2.7 million and $1.5 million, respectively. Interest paid on deposit liabilities and other borrowings approximated $48.9 million for the first quarter of 1999 and $44.5 million for the first quarter of 1998. For the three months ended March 31, 1999 and 1998, noncash transfers from loans to foreclosed properties were $726 thousand and $346 thousand, respectively.

NOTE 7 - RECENT PRONOUNCEMENTS
        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement will not have a material impact on the Corporation's consolidated financial statements.
        In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and will affect accounting and reporting standards for classifying securitized mortgage loans held for sale. The adoption of this statement during the first quarter of 1999 did not have a material impact on the Corporation's consolidated financial statements.

NOTE 8- COMPREHENSIVE INCOME
        Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For Trustmark, changes in comprehensive income consist entirely of changes in unrealized holding gains and losses on securities available for sale. The following table reflects the calculation of comprehensive income for Trustmark for the three months ended March 31, 1999 and 1998, respectively ($ in thousands):


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1999            1998
                                                                     -----------       ---------
Net income per consolidated statements of income                       $24,126          $19,625
Net change in unrealized holding gains/(losses) on
  securities available for sale, net of tax                             (4,079)             317
                                                                     -----------       ---------
Comprehensive income                                                   $20,047          $19,942
                                                                     ===========       =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
        The following provides a narrative discussion and analysis of significant changes in Trustmark Corporation's (Trustmark) results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.
        The Private Securities Litigation Reform Act evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by Management. Specifically, Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on Trustmark's financial condition, results of operations and liquidity; Year 2000 compliance issues and market risk disclosures. Although Management of Trustmark believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary materially from those anticipated, estimated, projected or expected.

FINANCIAL SUMMARY
        Trustmark's net income increased 22.9% to $24.1 million for the first quarter of 1999 compared with $19.6 million in the same period in 1998. Basic and diluted earnings per share for the first quarter 1999 were $0.33 compared with $0.27 in the first quarter 1998. Diversified loan growth along with excellent growth in fee income produced record earnings for the quarter.
        Three financial ratios used to measure performance are return on average assets, return on average equity and the efficiency ratio. The return on average assets for the first quarter of 1999 increased to 1.51% compared with 1.43% for the same period in 1998. The return on average equity also experienced growth and reached 15.36% for the quarter ended March 31, 1999, compared with 13.38% for the same period in 1998. Trustmark's efficiency ratio for the first quarter 1999 decreased to 52.34% from 56.3% in the first quarter of 1998.
        At March 31, 1999, total loans were $3.7 billion, an increase of 1.0% from year end 1998. Total assets were $6.5 billion at March 31, 1999, a 2.8% increase from year end 1998. Total deposits at March 31, 1999, were $4.0 billion compared with $3.9 billion at December 31, 1998. Shareholders' equity was $651 million at March 31, 1999, a slight decrease from December 31, 1998 and was the result of a share repurchase program that began in November 1998.

BUSINESS COMBINATIONS
        Management is continually evaluating new markets in which to expand and provide its financial services. On April 9, 1999, Trustmark completed its acquisition of the Dan Bottrell Agency, Inc. (Bottrell), an independent insurance agency with approximately $9 million in total assets located in Jackson, Mississippi. Trustmark issued approximately 872 thousand shares in exchange for all of the issued and outstanding common stock of Bottrell. This transaction will be accounted for as a purchase business combination.

ASSET/LIABILITY MANAGEMENT
Overview
        Market risk is the risk of loss arising from adverse changes in market prices and rates. Trustmark has risk management policies to monitor and limit exposure to market risk. Trustmark's market risk is comprised primarily of interest rate risk created by its core banking activities in loans and deposits. Management continually develops and applies cost-effective strategies to manage these risks. The Asset/Liability Committee sets the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors. A key objective of the asset/liability management program is to quantify, monitor and manage interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments.

Market/Interest Rate Risk Management
        The primary purpose in managing interest rate risk is to effectively invest capital and to manage and preserve the value created by its core banking business. Trustmark utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that is run monthly in order to provide information used to evaluate exposure to interest rate risk, to project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

o       Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.
o Yield curve twist of +/- 2 standard deviations of the change in spread of the three-month treasury bill and the 10-year treasury note yields.
o Basis risk scenarios where federal funds/prime spread widens and tightens 50 and 100 basis points.
o Prepayment risk scenarios, where projected prepayment speeds in an up-and-down 200 basis point rate scenario, are compared to current projected prepayment speeds.

        Static gap analysis is an additional tool that can be utilized for interest rate risk measurement. Management feels that this method for analyzing interest sensitivity does not provide a complete picture of Trustmark's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, changes in prepayment speeds or varying interest rate scenarios. This analysis is a relatively straightforward tool which is useful mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents Trustmark's rate sensitivity static gap analysis at March 31, 1999 ($ in thousands):
                                    Interest Sensitive Within
                                  -----------------------------
                                    90 days           One Year
                                  -----------       -----------
Total rate sensitive assets        $1,952,213        $2,817,984
Total rate sensitive liabilities    2,438,140         3,529,917
                                  -----------       -----------
     Net gap                        ($485,927)        ($711,933)
                                  ============      ============

        The analysis indicates a negative gap position over the next three- and twelve-month periods which indicates that Trustmark would benefit somewhat from a decrease in market interest rates. Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to changes in interest rates, should they occur.

Derivative Financial Instruments
        Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of specific balance sheet instruments. Trustmark regularly enters into certain derivative financial instruments in the form of forward interest rate contracts, as part of its normal asset/liability management strategies. Trustmark's obligations under forward contracts consist of commitments to sell mortgage loans originated and/or purchased in the secondary market at a future date. These obligations are entered into in order to fix the interest rate at which Trustmark can offer mortgage loans to its customers or purchase mortgage loans from other financial institutions. Any decline in market value of mortgages held for sale by Trustmark at the end of a financial reporting period is recognized at that time. At March 31, 1999, Trustmark's exposure under commitments to sell mortgages is immaterial.

Liquidity
        Trustmark's goal is to maintain an adequate liquidity position to compensate for balance sheet fluctuations and to provide funds for growth. The Asset/Liability Committee establishes guidelines by which the current liquidity position is monitored to ensure adequate funding capacity. This is accomplished through the active management of both the asset and liability sides of the balance sheet and by maintaining accessibility to local, regional and national funding sources. The ability to maintain consistent earnings and adequate capital also enhances Trustmark's liquidity.

EARNING ASSETS
        The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at March 31, 1999 were $6.018 billion, or 92.14% of total assets, compared with $5.835 billion, or 91.82% of total assets for December 31, 1998, an increase of $183 million, or 3.1%, and is the result of growth in all major categories.

Loans
        Loans, the largest category of earning assets for Trustmark, produce the highest level of interest income. At March 31, 1999, total loans were $3.738 billion, an increase of $35.3 million, or 1.0%, from the $3.702 billion reported at December 31, 1998. At March 31, 1999, loans were 62.1% of Trustmark's earning assets compared with 63.4% at December 31, 1998. Loan growth was diversified between commercial, consumer and home mortgage lending.
        Trustmark's lending policies have produced consistently strong asset quality. Asset quality in the financial services industry is measured by the level of nonperforming assets which include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. Trustmark's nonperforming assets at March 31, 1999 and December 31, 1998 are shown in the following table ($ in thousands):


                                              3/31/99      12/31/98
                                             --------      --------
Nonaccrual and restructured loans             $13,669      $13,253
Other real estate (ORE)                         2,047        1,859
                                             --------      --------
     Total nonperforming assets               $15,716      $15,112
                                             ========      ========

Accruing loans past due 90 days or more        $1,588       $2,431
                                             ========      ========

Nonperforming assets/total loans and ORE         0.42%        0.41%
                                             ========      ========

        As indicated in the table above, at March 31, 1999, the level of nonperforming assets has remained steady when compared to December 31, 1998 and continues to be less than its peer group. Nonperforming assets remain controlled because of strong underwriting standards, consistent credit reviews and a prudent loan charge-off policy. At March 31, 1999, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.

        The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated losses inherent in the loan portfolio, plus estimated losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis is based on factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. At March 31, 1999, the allowance for loan losses was $66.2 million, representing 1.77% of total loans outstanding compared with an allowance for loan losses of $66.2 million at December 31, 1998, representing 1.79% of total loans outstanding.
        Net charge-offs were $2.0 million or 0.21% of average loans for the quarter ended March 31, 1999, compared with $799 thousand or 0.11% of average loans for first quarter 1998. Trustmark's level of net charge-offs to average loans continues to compare favorably to its peer group.

Securities
        The securities portfolio is utilized to provide an investment alternative for available funds, a stable source of interest income and serves as collateral for pledges for public deposits and securities sold under agreements to repurchase. At March 31, 1999, securities available for sale
(AFS), with a carrying value of $769.2 million,  and securities held to maturity
(HTM), with a carrying value of $1.244 billion, combined to create a securities portfolio totaling $2.013 billion, an increase of $66.7 million or 3.4% from December 31, 1998. As a percentage of earning assets, the securities portfolio increased from 33.4% at December 31, 1998 to 33.5% at March 31, 1999.
     Asset quality of the securities portfolio is strong as evidenced by the investment of over 86% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
        At March 31, 1999, securities AFS had a carrying value of $769.2 million and an amortized cost of $748.2 million. This compares with a carrying value of $775.0 million and an amortized cost of $747.4 million at December 31, 1998. As a percentage of the securities portfolio, securities AFS decreased from 39.8% at December 31, 1998 to 38.2% at March 31, 1999. At March 31, 1999, gross unrealized gains were $21.9 million on securities AFS while gross unrealized losses were $875 thousand. Net unrealized gains are shown in shareholders' equity as accumulated other comprehensive income, net of taxes and equaled $13.0 million at March 31, 1999.
        The carrying value of securities HTM was $1.244 billion at March 31, 1999 compared with $1.172 billion at year end 1998. The fair value of HTM securities at March 31, 1999 was $1.260 billion compared with $1.193 billion at year end 1998. Gross unrealized gains were $17.2 million and gross unrealized losses were $956 thousand on securities HTM at March 31, 1999.

Other Earning Assets
        Federal funds sold and securities purchased under reverse repurchase agreements were $267.2 million at March 31, 1999, an increase of $81.6 million when compared with year end 1998. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
        Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $3.969 billion at March 31, 1999, an increase of $22.2 million over year end 1998.
        As a component of average deposits, average noninterest-bearing deposits decreased to 22.5% in the first quarter of 1999 compared with 23.2% for the fourth quarter of 1998. At the same time, average interest-bearing demand deposits increased to 19.6% of average deposits during the first quarter of 1999 from 19.1% in the prior quarter, average savings deposits increased to 17.7% from 17.3% and average time deposits decreased to 40.2% of average deposits from 40.5% in the prior quarter.
        In order to provide adequate liquidity for the growth of earning assets, Trustmark has relied heavily on short-term borrowings as an alternate funding source in 1999 and 1998. During October 1998, Trustmark became a member of the Federal Home Loan Bank (FHLB) in order to secure another source of low cost funding. At that time, Trustmark received advances of $340 million that mature in October 1999 and have floating interest rates ranging from 5.02% to 5.39%. These advances are collateralized by a blanket lien on Trustmark's 1-4 family mortgage loans. Short-term borrowings which contributed additional funds during the first quarter of 1999 include federal funds purchased, an increase of $123.1 million when compared with year end 1998 and securities sold under repurchase agreements, an increase of $8.1 million from year end 1998. At March 31, 1999, the balance of the treasury tax and loan note option account was $44.7 million compared with $33.1 million at December 31, 1998.

CONTINGENCIES
        Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business; some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

SHAREHOLDERS' EQUITY
        At March 31, 1999, Trustmark had shareholders' equity of $651.0 million a slight decrease when compared with year end 1998. The shareholders' equity to assets ratio was 9.97% at March 31, 1999 compared with 10.26% at December 31, 1998.
        On November 10, 1998, as part of Trustmark's overall capital management plan, the Board of Directors authorized the repurchase of up to 7.5%, or 5.46 million shares, of common stock. Through March 31, 1999, Trustmark had purchased approximately 875 thousand shares including approximately 633 thousand during the first quarter of 1999. The repurchase program, which is subject to market conditions and management discretion, has been implemented through open market purchases or privately negotiated transactions.
        Cash dividends paid during the first quarter of 1999 totaled $7.6 million, an increase of $1.6 million or 25.9% from $6.0 million paid during the same period in 1998. The payout ratio of cash dividends paid to net income was 31.82% in the first quarter of 1999 and 30.56% in the first quarter of 1998. The first quarter dividend of $0.105 per share was 27.3% higher than the $0.0825 per share paid in the first quarter of 1998. Trustmark's book value at March 31, 1999 was $9.05, an increase of 6.7% from $8.48 one year earlier.

Regulatory - Risk Based Capital
        Trustmark and Trustmark National Bank (Bank) are subject to minimum capital requirements which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and the Bank.
        Management believes, as of March 31, 1999, that Trustmark and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 1999, the most recent notification from the Office of the Comptroller (OCC) categorized the Bank as well-capitalized. To be categorized in this manner, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected the Bank's present classification.
        Actual and minimum regulatory capital amounts and ratios at March 31, 1999, for Trustmark and the Bank are as follows ($ in thousands):

                                                   Actual                        Minimum Regulatory
                                               Regulatory Capital                 Capital Required
                                          ---------------------------       -------------------------
                                             Amount           Ratio            Amount          Ratio
                                          -----------    ------------       -----------    ----------
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                   $677,080          17.30%          $313,035         8.00%
     Trustmark National Bank                 $662,722          16.99%          $312,007         8.00%

Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                   $623,196          15.93%          $156,518         4.00%
     Trustmark National  Bank                $613,756          15.74%          $156,004         4.00%

Tier 1 Capital (to Average Assets)
     Trustmark Corporation                   $623,196           9.64%          $258,554         4.00%
     Trustmark National Bank                 $613,756           9.51%          $258,213         4.00%



NET INTEREST INCOME
        Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets and is Trustmark's principal source of income. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a significant impact on earnings.
        During the first quarter of 1999, the level of NII grew by $7.0 million, or 13.0%, when compared with the first quarter of 1998. NII was positively impacted during 1999 by the substantial growth in earning assets which more than offset growth in interest-bearing liabilities.
        Average earning assets increased 16.6% during the first quarter of 1999 primarily fueled by a 22.7% increase in average loans when compared with the same period in the prior year. The combination of these factors resulted in interest income increasing by $10.6 million, or 10.7%, during the first three months of 1999 when compared to the same period in 1998. The composition of average interest-bearing liabilities has continued to change as Trustmark seeks additional funding sources to support the substantial growth of earning assets. Average interest-bearing liabilities increased by 19.6% during the quarter of 1999 over the first quarter of 1998 primarily from growth in federal funds purchased, securities sold under repurchase agreements and short-term borrowings. Interest expense for the first quarter of 1999 increased $3.6 million, or 8.0% over the same period in 1998, as a result of these factors.
        The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                        Quarter Ended March 31,
                                        -----------------------
                                          1999           1998
                                        --------       --------
Yield on interest-earning assets-FTE       7.59%          7.98%
Rate on interest-bearing liabilities       3.30%          3.57%
                                        --------       --------
Net interest margin-FTE                    4.29%          4.41%
                                        ========       ========

        The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. Trustmark will continue its interest rate risk policies to manage exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
        The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first quarter of 1999, Trustmark's provision for loan losses was $2.0 million compared with $799 thousand for the same period in 1998. The provision to average loans was 0.21% for the first quarter of 1999 compared with 0.11% for the first quarter of 1998. Trustmark's ratio of the provision for loan losses to average loans continues to compare favorably to the peer group.

NONINTEREST INCOME
        Trustmark stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first quarter of 1999, as noninterest income increased $3.9 million, or 20.0%, when compared with the first quarter of 1998. The growth in noninterest income was well diversified between investment and insurance services, mortgage services and substantial growth in the number of new checking accounts.
        The largest single category of noninterest income, service charges on deposit accounts, grew by $1.9 million, or 27.5%, when the first quarter of 1999 is compared with the same period in 1998. Through the first quarter of 1999, Trustmark was continuing the implementation of its new customer-focused sales process named Pinnacle. As a result of Pinnacle, the number of accounts has grown significantly.
        Other account charges, fees and commissions, increased $1.1 million, or 21.6%, when the first three months of 1999 is compared with the same period in 1998. Major contributors to the growth in this category during these periods were revenues generated from cash management and insurance services, credit cards and a variety of other products and services.
        Mortgage servicing fees grew by $123 thousand during the first quarter of 1999 when compared to the first quarter of 1998. Trustmark continues to retain 10- to 15-year conventional mortgages in its portfolio thus reducing the amount of growth in loans serviced for others and the opportunity to earn mortgage servicing fees. At March 31, 1999, Trustmark serviced approximately $3.5 billion in mortgages.
        Trust service income increased by $303 thousand, or 9.1%, during the first quarter of 1999 when compared to the same period in 1998 as Trustmark continues to be one of the largest providers of asset management services in Mississippi. At March 31, 1999, Trustmark had trust accounts with assets under administration with fair values of approximately $5.5 billion.
        Other income increased $470 thousand, or 56.1%, when comparing the first quarter of 1999 to the same period in 1998 primarily from gains on the sale of loans.

NONINTEREST EXPENSE
        Trustmark continues to provide quality service to customers within the context of economic discipline. Total noninterest expense increased $2.9 million, or 6.9%, during the first quarter of 1999 compared with the first quarter of 1998.
        Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $1.8 million, or 8.3%, when comparing the first quarter of 1999 with the first quarter of 1998. The number of full-time equivalent employees totaled 2,255 at March 31, 1999 and 2,284 at March 31, 1998.
        Occupancy expense increased $194 thousand, or 8.5%, in the first three months of 1999 as compared to the same period in 1998. This increase is the result of higher repair and maintenance costs. Equipment expenses have shown an increase of $345 thousand in the first quarter of 1999 compared to the same period in 1998. This increase is the result of higher costs related to maintenance contracts, depreciation and Year 2000 expenses.
        Services and fees decreased $175 thousand, or 2.7%, when comparing the first quarter of 1999 to the same period in 1998. This decrease is primarily the result of a decline in legal expenses.
        The amortization of intangible assets increased $163 thousand, or 6.9%, when comparing the first quarter of 1999 with the first quarter of 1998. Growth in the mortgage servicing portfolio was 13.3% during the first quarter of 1999 compared with the same period in 1998 and has provided a larger base of mortgage servicing rights that began amortization.
        Increased expenses related to the mortgage servicing portfolio comprised the major portion of the $564 thousand increase in other expenses during the first three months of 1999 over 1998. Operational expenses also contributed to this increase.
        Management will continue to monitor closely the level of noninterest expenses as part of its effort to continue to improve the profitability of Trustmark.

INCOME TAXES
        For the quarter ended March 31, 1999, Trustmark's combined effective tax rate was 35.6% compared with 35.9% for the same period in 1998. The effective rate shows little change between the two periods due to the fact that there was no significant variance between tax exempt interest and other permanent differences.

RECENT PRONOUNCEMENTS
        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement will not have a material impact on the Corporation's consolidated financial statements.
        In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and will affect accounting and reporting standards for classifying securitized mortgage loans held for sale. The adoption of this statement during the first quarter of 1999 did not have a material impact on the Corporation's consolidated financial statements.

YEAR 2000 COMPLIANCE
        A Year 2000 compliance plan has been developed and approved by the Board of Directors, providing for all technical systems to be compliant by June 30, 1999. The following represents the status of Trustmark's Year 2000 readiness program through March 31, 1999.
        An inventory of all technical systems, including personal computers, has been completed. Trustmark's major systems are licensed from software vendors, all of which have provided or are in the process of providing Year 2000 compliant systems. The remediation and validation process for all mission-critical systems and services has been achieved. All of these systems and services, which includes our core banking systems, have already been placed in production as Year 2000 ready. Throughout the remainder of 1999, we will be performing additional validation testing and reconfirming the Year 2000 readiness of the bank's technical systems. The development and validation of a contingency plan that includes all mission-critical business functions was completed during 1998.
        Some of the information shown above has been provided to Trustmark by its vendors and other parties and may be affected by their failure to perform. At this time, Trustmark does not anticipate any significant delays in implementing Year 2000 ready systems.
        To date, Trustmark has incurred and expensed approximately $5.8 million related to the assessment of the Year 2000 compliance plan. The total remaining cost of the Year 2000 compliance plan will be expensed as incurred during 1999 and is not expected to have a material adverse effect on Trustmark's results of operations.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
        There were no material developments for the quarter ended March 31, 1999 other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K
1. The following  exhibits are included herein:

       (27) Financial Data Schedule

2. On January 12, 1999, Trustmark filed a Form 8-K disclosing that through December 31, 1998, Trustmark had purchased approximately 242,000 shares of Trustmark Corporation common stock as a result of the repurchase program which was authorized by its board of directors on November 10, 1998.
        On February 9,1999, Trustmark filed a Form 8-K announcing the retirement of Trustmark National Bank Chairman of the Board Frank Day. In addition, Trustmark announced that Ted H. Kendall, III was elected by the board of directors to serve as Chairman of the Board of the Bank.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:     /s/ Richard G. Hickson               BY:     /s/ Gerard R. Host
        -----------------------------                --------------------
        Richard G. Hickson                           Gerard R. Host
        President & Chief                            Treasurer (Chief
        Executive Officer                            Financial and Accounting
                                                     Officer)

DATE:   May 13, 1999                         DATE:   May 13, 1999

                                  EXHIBIT INDEX


Exhibit Number                                     Description
--------------                              -----------------------
     27                                     Financial Data Schedule