Form 10-Q
period 1999-06-30
TRUSTMARK CORP
filed 1999-08-13
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 23, 1999.

     Title                                                           Outstanding
Common stock, no par value                                           71,996,123

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands except share data)

                                                              (Unaudited)
                                                                June 30,    December 31,
                                                                  1999         1998
                                                              -----------   ------------
Assets
Cash and due from banks (noninterest-bearing)                  $  307,494    $  312,527
Federal funds sold and securities purchased
  under reverse repurchase agreements                              97,825       185,619
Trading account securities                                             18         1,053
Securities available for sale (at fair value)                     757,581       774,996
Securities held to maturity (fair value: $1,333,913 - 1999;
  $1,192,505-1998)                                              1,335,523     1,171,513
Loans                                                           3,820,104     3,702,318
  Less:  Allowance for loan losses                                 65,850        66,150
                                                               ----------    ----------
  Net loans                                                     3,754,254     3,636,168
Premises and equipment                                             78,302        70,750
Intangible assets                                                  65,715        50,349
Other assets                                                      167,362       152,215
                                                               ----------    ----------
  Total Assets                                                 $6,564,074    $6,355,190
                                                               ==========    ==========


Liabilities
Deposits:
  Noninterest-bearing                                          $  904,004    $  954,210
  Interest-bearing                                              2,941,300     2,992,187
                                                               ----------    ----------
    Total deposits                                              3,845,304     3,946,397
Federal funds purchased                                           407,271       336,546
Securities sold under repurchase agreements                       989,438       981,999
Short-term borrowings                                             599,077       389,543
Other liabilities                                                  55,764        48,829
                                                               ----------    ----------
  Total Liabilities                                             5,896,854     5,703,314

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
  Authorized:  250,000,000 shares
  Issued and outstanding: 72,184,123 shares - 1999;
    72,531,636 - 1998                                              15,038        15,111
Surplus                                                           233,286       241,155
Retained earnings                                                 412,445       378,567
Accumulated other comprehensive income, net of tax                  6,451        17,043
                                                               ----------    ----------
  Total Shareholders' Equity                                      667,220       651,876
                                                               ----------    ----------
  Total Liabilities and Shareholders' Equity                   $6,564,074    $6,355,190
                                                               ==========    ==========

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands except per share data)
                                   (Unaudited)


                                                     Three Months Ended      Six Months Ended
                                                          June 30,              June 30,
                                                     -------------------   --------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
Interest Income
Interest and fees on loans                           $ 76,764   $ 71,506   $152,799   $137,983
Interest on securities:
  Taxable interest income                              29,629     29,948     57,849     60,075
  Interest income exempt from federal income taxes      1,614      1,500      3,236      2,933
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements         2,133        607      5,718      1,435
                                                     --------   --------   --------   --------
  Total Interest Income                               110,140    103,561    219,602    202,426
Interest Expense
Interest on deposits                                   26,601     31,886     54,243     62,911
Interest on federal funds purchased and securities
  sold under repurchase agreements                     16,658     12,931     32,642     25,142
Other interest expense                                  5,729      2,028     10,572      3,656
                                                     --------   --------   --------   --------
  Total Interest Expense                               48,988     46,845     97,457     91,709
                                                     --------   --------   --------   --------
Net Interest Income                                    61,152     56,716    122,145    110,717
Provision for loan losses                               2,503      2,168      4,469      2,967
                                                     --------   --------   --------   --------
Net Interest Income After
  Provision for Loan Losses                            58,649     54,548    117,676    107,750
Noninterest Income
Service charges on deposit accounts                     9,680      7,429     18,550     14,387
Other account charges, fees and commissions             8,741      5,896     15,168     11,183
Mortgage servicing fees                                 3,547      3,445      7,047      6,822
Trust service income                                    3,486      3,406      7,105      6,722
Securities gains                                                      30                    30
Other income                                            1,106      1,480      2,414      2,318
                                                     --------   --------   --------   --------
  Total Noninterest Income                             26,560     21,686     50,284     41,462
Noninterest Expenses
Salaries and employee benefits                         25,177     22,108     49,283     44,369
Net occupancy - premises                                2,540      2,501      5,009      4,776
Equipment expenses                                      3,664      3,353      6,979      6,323
Services and fees                                       6,333      6,918     12,735     13,495
Amortization of intangible assets                       2,706      2,568      5,250      4,949
Other expense                                           6,744      6,589     13,217     12,498
                                                     --------   --------   --------   --------
  Total Noninterest Expenses                           47,164     44,037     92,473     86,410
                                                     --------   --------   --------   --------
Income Before Income Taxes                             38,045     32,197     75,487     62,802
Income taxes                                           13,122     11,691     26,438     22,671
                                                     --------   --------   --------   --------
Net Income                                           $ 24,923   $ 20,506   $ 49,049   $ 40,131
                                                     ========   ========   ========   ========

Earnings Per Share
     Basic and Diluted                               $   0.34   $   0.28   $   0.68   $   0.55
                                                     ========   ========   ========   ========

See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                      1999            1998
                                                                    ---------       ---------
Operating Activities
Net income                                                          $  49,049       $  40,131
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                           4,469           2,967
    Depreciation and amortization                                      10,363           9,657
    Net amortization (accretion) of securities                            413            (303)
    Securities gains                                                                      (30)
    Net increase in intangible assets                                  (7,148)         (6,949)
    Net (increase) decrease in deferred income taxes                     (283)            930
    Net increase in other assets                                       (5,537)         (8,502)
    Net increase in other liabilities                                   2,285           4,318
    Other operating activities, net                                    (1,882)         (1,707)
                                                                    ---------       ---------
Net cash provided by operating activities                              51,729          40,512
                                                                    ---------       ---------

Investing Activities
Proceeds from calls and maturities of securities available for sale    90,637          36,490
Proceeds from calls and maturities of securities held to maturity     226,876         198,667
Proceeds from sales of securities available for sale                                   55,764
Purchases of securities available for sale                            (90,484)       (107,590)
Purchases of securities held to maturity                             (391,191)       (101,240)
Net decrease in federal funds sold and securities
  purchased under reverse repurchase agreements                        87,794          34,726
Net increase in loans                                                (120,773)       (280,911)
Purchases of premises and equipment                                   (11,674)         (3,747)
Proceeds from sales of premises and equipment                               4              86
Proceeds from sales of other real estate                                1,118             826
Cash received in business combinations                                  6,358          13,035
                                                                    ---------       ---------
Net cash used by investing activities                                (201,335)       (153,894)
                                                                    ---------       ---------

Financing Activities
Net (decrease) increase in deposits                                  (101,093)         58,304
Net increase in federal funds purchased and
  securities sold under repurchase agreements                          78,164         137,958
Net increase (decrease) in short-term borrowings                      209,534          (7,655)
Common stock purchased and retired                                    (26,861)        (16,040)
Cash dividends                                                        (15,171)        (12,005)
                                                                    ---------       ---------
Net cash provided by financing activities                             144,573         160,562
                                                                    ---------       ---------
(Decrease ) increase in cash and cash equivalents                      (5,033)         47,180
Cash and cash equivalents at beginning of year                        312,527         292,555
                                                                    ---------       ---------
Cash and cash equivalents at end of period                          $ 307,494       $ 339,735
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

NOTE 2 - BUSINESS COMBINATIONS
        On  April  9,  1999,  Trustmark  completed  its  acquisition  of the Dan
Bottrell  Agency,  Inc.  (Bottrell),   an  independent   insurance  agency  with
approximately $9 million in total assets located in Jackson, Mississippi. Trustmark issued approximately 872 thousand shares in exchange for all of the issued and outstanding common stock of Bottrell. This transaction has been accounted for as a purchase business combination.

NOTE 3 - LOANS
        The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30, 1999 and 1998 ($ in thousands):

                                                   1999        1998
                                                 --------    --------
Balance at beginning of year                     $ 66,150    $ 64,100
Provision charged to expense                        4,469       2,967
Loans charged off                                  (7,516)     (5,627)
Recoveries                                          2,747       2,660
Allowance applicable to loans of acquired bank                  1,300
                                                 --------    --------
Balance at end of period                         $ 65,850    $ 65,400
                                                 ========    ========

         At June 30, 1999 and 1998, the carrying amounts of nonaccrual loans were $14.4 million. Included in these nonaccrual loans at June 30, 1999 and 1998, are loans that are considered to be impaired and totaled $10.6 million and $11.5 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the second quarter of 1999 and 1998 were $10.9 million and $11.1 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the second quarter of 1999 or 1998.

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

NOTE 5 - EARNINGS PER SHARE
        Basic earnings per share (EPS) is computed by dividing net income by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average shares of common stock outstanding adjusted for the effect of stock options outstanding during the period. The following table reflects weighted average shares used to calculate Basic and Diluted EPS for the periods presented:


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                              ----------------------    ----------------------
Weighted Average Shares Outstanding:             1999          1998         1999       1998
                                              ----------  ----------    ----------  ----------
     Basic                                    72,523,716  73,148,640    72,335,129  73,017,938
     Diluted                                  72,568,376  73,216,878    72,378,095  73,088,629

NOTE 6 - STATEMENTS OF CASH FLOWS
        During the six months ended June 30, 1999 and 1998, Trustmark paid approximately $29.5 and $24.3 million, respectively, in income taxes. During the six months ended June 30, 1999 and 1998, Trustmark paid $96.4 million and $93.3 million, respectively, in interest on deposit liabilities and other borrowings. For the six months ended June 30, 1999 and 1998, noncash transfers from loans to foreclosed properties were $1.5 million and $678 thousand, respectively.

NOTE 7 - RECENT PRONOUNCEMENTS
        Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." This statement amends the effective date for SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities. The FASB concluded that it is appropriate to defer the effective date of SFAS No. 133 one year, from fiscal years beginning after June 15, 1999, to fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133. The adoption of this statement will not have a material impact on Trustmark's consolidated financial statements.

NOTE 8 - COMPREHENSIVE INCOME
        Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For Trustmark, changes in comprehensive income consist entirely of changes in unrealized holding gains and losses on securities available for sale. The following table reflects the calculation of comprehensive income for Trustmark for the three months and six months ended June 30, 1999 and 1998, respectively ($ in thousands):

                                                Three Months Ended      Six Months Ended
                                                     June 30,              June 30,
                                               --------------------   --------------------
                                                 1999        1998       1999        1998
                                               --------    --------   --------    --------
Net income                                     $ 24,923    $ 20,506   $ 49,049    $ 40,131
Unrealized holding gains/(losses)
  arising during the period on
  securities available for sale, net of  tax     (6,513)      1,966    (10,592)      2,283
                                               ========    ========   ========    ========
Comprehensive Income                           $ 18,410    $ 22,472   $ 38,457    $ 42,414
                                               ========    ========   ========    ========

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

FINANCIAL SUMMARY
         Trustmark reported record earnings of $24.9 million for the second quarter of 1999 compared with $20.5 million for the second quarter of 1998, an increase of 21.5%. Basic and diluted earnings per share were $0.34 for the second quarter of 1999 compared with $0.28 for the second quarter of 1998.
         Three financial ratios used to measure performance are return on average assets, return on average equity and the efficiency ratio. The return on average assets for the second quarter of 1999 increased to 1.53% compared with 1.42% for the same period in 1998. The return on average equity also experienced growth and reached 15.08% for the quarter ended June 30, 1999, compared with 13.39% for the same period in 1998. Trustmark's efficiency ratio for the second quarter of 1999 improved to 52.67% from 55.06% in the second quarter of 1998.
         Trustmark's net income increased 22.2% to $49.0 million for the first six months of 1999 compared with $40.1 million in the same period in 1998. Basic and diluted earnings per share for the first six months of 1999 were $0.68 compared with $0.55 for the first six months of 1998. Diversified loan growth along with growth in noninterest income produced increased earnings during the first half of 1999.
         For the six month period ended June 30, 1999, Trustmark recorded a return on average assets of 1.52%, a return on average equity of 15.22% and an efficiency ratio of 52.50%. These compared with 1998 ratios of 1.42% for return on average assets, 13.39% for return on average equity and 55.66% for the efficiency ratio.
         At June 30, 1999, total loans were $3.82 billion, an increase of 3.20% from year end 1998. Total assets were $6.56 billion at June 30, 1999, a 3.3% increase from December 31, 1998. Total deposits at June 30, 1999, were $3.84 billion, a 2.6% decrease from year end 1998. Shareholders' equity was $667 million at June 30, 1999, a 2.4% increase from December 31, 1998.

BUSINESS COMBINATIONS
        Management is continually evaluating new markets in which to expand and provide its financial services. On April 9, 1999, Trustmark completed its acquisition of the Dan Bottrell Agency, Inc. (Bottrell), an independent insurance agency with approximately $9 million in total assets located in Jackson, Mississippi. Trustmark issued approximately 872 thousand shares in exchange for all of the issued and outstanding common stock of Bottrell. This transaction has been accounted for as a purchase business combination.

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

Market/Interest Rate Risk Management
         The primary purpose in managing interest rate risk is to effectively invest capital and to manage and preserve the value created by Trustmark's core banking business. Trustmark utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that is run monthly in order to provide information used to evaluate exposure to interest rate risk, to project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

-        Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.
- Yield curve twist of +/- 2 standard deviations of the change in spread of the three-month treasury bill and the 10-year treasury note yields.
- Basis risk scenarios where federal funds/prime spread widens and tightens 50 and 100 basis points.
- Prepayment risk scenarios, where projected prepayment speeds in an up-and-down 200 basis point rate scenario, are compared to current projected prepayment speeds.

         Static gap analysis is a relatively straightforward tool for interest rate risk measurement used mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents Trustmark's rate sensitivity static gap analysis at June 30, 1999 ($ in thousands):

                                                Interest Sensitive Within
                                                ------------------------
                                                  90 days      One Year
                                                ----------    ----------
        Total rate sensitive assets             $1,677,916    $2,568,242
        Total rate sensitive liabilities         2,657,781     3,540,536
                                                ----------    ----------
             Net gap                            ($979,865)    ($972,294)
                                                ==========    ==========

         The analysis indicates a negative gap position over the next three- and twelve-month periods which indicates that Trustmark would benefit somewhat from a decrease in market interest rates. Although interest rates have increased, Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to these changes.

Derivative Financial Instruments
         Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of specific balance sheet instruments. Trustmark regularly enters into certain derivative financial instruments in the form of forward interest rate contracts, as part of its normal asset/liability management strategies. Trustmark's obligations under forward contracts consist of commitments to sell mortgage loans originated and/or purchased in the secondary market at a future date. These obligations are entered into in order to fix the interest rate at which Trustmark can offer mortgage loans to its customers or purchase mortgage loans from other financial institutions. Any decline in market value of mortgages held for sale by Trustmark at the end of a financial reporting period is recognized at that time. At June 30, 1999, Trustmark's exposure under commitments to sell mortgages is immaterial.

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

EARNING ASSETS
         The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at June 30, 1999 were $6.011 billion, or 91.58% of total assets, compared with $5.835 billion, or 91.82% of total assets for December 31, 1998, an increase of $176 million, or 3.0%, and results from growth in the loan and securities portfolios offset by a decrease in federal funds sold and securities purchased under reverse repurchase agreements.

Loans
         Loans, the largest category of earning assets for Trustmark, produce the highest level of interest income. At June 30, 1999, total loans were $3.820 billion, an increase of $117.8 million, or 3.2%, from the $3.702 billion reported at December 31, 1998. At June 30, 1999, loans were 63.6% of Trustmark's earning assets compared with 63.4% at December 31, 1998. Loan growth was diversified between commercial, consumer and home mortgage lending.
        Trustmark's lending policies have produced consistently strong asset quality. Asset quality in the financial services industry is measured by the level of nonperforming assets which include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. Trustmark's nonperforming assets at June 30, 1999 and December 31, 1998 are shown in the following table ($ in thousands):

                                          June 30,   December 31,
                                            1999         1998
                                          --------   -----------
Nonaccrual and restructured loans          $14,400     $13,253
Other real estate (ORE)                      2,385       1,859
                                           =======     =======
     Total nonperforming assets            $16,785     $15,112
                                           =======     =======

Accruing loans past due 90 days or more    $ 1,832     $ 2,431
                                           =======     =======

Nonperforming assets/total loans and ORE      0.44%       0.41%
                                           =======     =======

        While the volume of nonperforming assets at June 30, 1999 reflects a slight increase from year end 1998, as indicated in the table above, it remains at a manageable level. This level of nonperforming assets continues to compare favorably to those of peer banks as a result of sound lending practices and consistent collection efforts. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.

        The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb probable losses within the loan portfolio, plus losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis is based on factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. At June 30, 1999, the allowance for loan losses was $65.9 million, representing 1.72% of total loans outstanding compared with an allowance for loan losses of $66.2 million at December 31, 1998, representing 1.79% of total loans outstanding.
        Net charge-offs were $4.8 million or 0.26% of average loans for the six months ended June 30, 1999, compared with $3.0 million or 0.19% of average loans for first six months of 1998. Trustmark's level of net charge-offs to average loans continues to compare favorably to its peer group.

Securities
        The securities portfolio is utilized to provide an investment alternative for available funds, a stable source of interest income and serves as collateral for pledges for public deposits and securities sold under agreements to repurchase. At June 30, 1999, securities available for sale (AFS), with a carrying value of $757.6 million, and securities held to maturity (HTM), with a carrying value of $1.336 billion, combined to create a securities portfolio totaling $2.093 billion, an increase of $146.6 million or 7.5% from December 31, 1998. As a percentage of earning assets, the securities portfolio increased from 33.4% at December 31, 1998 to 34.8% at June 30, 1999.
        Asset quality of the securities portfolio is strong as evidenced by the investment of over 86% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
        At June 30, 1999, securities AFS had a carrying value of $757.6 million and an amortized cost of $747.1 million. This compares with a carrying value of $775.0 million and an amortized cost of $747.4 million at December 31, 1998. At June 30, 1999, gross unrealized gains were $16.8 million on securities AFS while gross unrealized losses were $6.4 million. Net unrealized gains are shown in shareholders' equity as accumulated other comprehensive income, net of taxes and equaled $6.5 million at June 30, 1999.
        The carrying value of securities HTM was $1.336 billion at June 30, 1999 compared with $1.172 billion at year end 1998. The fair value of HTM securities at June 30, 1999 was $1.334 billion compared with $1.193 billion at year end 1998. As a percentage of the securities portfolio, securities HTM increased from $60.2% at December 31, 1998, to 63.8% at June 30, 1999, as Trustmark chose to invest in U.S. Treasury and Agency securities instead of reverse repurchase transactions, due to market conditions. Gross unrealized gains were $7.9 million and gross unrealized losses were $9.5 million on securities HTM at June 30, 1999.

Other Earning Assets
        Federal funds sold and securities purchased under reverse repurchase agreements were $97.8 million at June 30, 1999, a decrease of $87.8 million when compared with year end 1998. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
        Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $3.845 billion at June 30, 1999, a decrease of $101.1 million over year end 1998. This decline was evenly distributed between noninterest bearing and interest-bearing deposits.

        In order to provide adequate liquidity for the growth of earning assets, Trustmark has relied on short-term borrowings as an alternate funding source. During the second quarter of 1999, Trustmark increased its advances from the Federal Home Loan Bank (FHLB) by $50 million, bringing the balance in advances outstanding to $390 million. Other short-term borrowings include federal funds purchased and securities sold under repurchase agreements. During the first six months of 1999, these borrowings increased $78.2 million. At June 30, 1999, the balance of the treasury tax and loan note option account was $100.0 million compared with $33.1 million at December 31, 1998.

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

SHAREHOLDERS' EQUITY
        At June 30, 1999, Trustmark had shareholders' equity of $667.2 million an increase of $15.3 million when compared with year end 1998. The shareholders' equity to assets ratio was 10.16% at June 30, 1999 compared with 10.26% at December 31, 1998.
        In November 1998, Trustmark implemented a capital management plan which authorized the repurchase of up to 7.5%, or 5.46 million shares of common stock. Since implementation of the plan, Trustmark has purchased approximately 1.465 million shares. The repurchase program, which is subject to market conditions and management discretion, has been implemented through open market purchases or privately negotiated transactions.
        Cash dividends paid during the first six months of 1999 totaled $15.2 million, an increase of $3.2 million or 26.4% from $12.0 million paid during the same period in 1998. The payout ratio of dividends per share to earnings per share was 30.88% in the first six months of 1999 and 30.00% in the first six months of 1998. Dividends paid per share for the first six months of 1999 was $0.21 or 27.3% higher than the $0.1625 per share paid in the first six months of 1998. Trustmark's book value at June 30, 1999 was $9.24 per share, an increase of 7.8% from $8.57 per share one year earlier.

Regulatory - Risk Based Capital
        Trustmark and Trustmark National Bank (Bank) are subject to minimum capital requirements which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and the Bank.
        Management believes, as of June 30, 1999, that Trustmark and the Bank meet all capital adequacy requirements to which they are subject. At June 30, 1999, the most recent notification from the Office of the Comptroller (OCC) categorized the Bank as well-capitalized. To be categorized in this manner, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected the Bank's present classification.
        Actual and minimum regulatory capital amounts and ratios at June 30, 1999, for Trustmark and the Bank are as follows ($ in thousands):

                                                                  Actual               Minimum Regulatory
                                                             Regulatory Capital         Capital Required
                                                            -------------------        ------------------
                                                             Amount      Ratio          Amount      Ratio
                                                            --------     ------        --------     -----
      Total Capital (to Risk Weighted Assets)
           Trustmark Corporation                             $688,048    17.38%        $316,773     8.00%
           Trustmark National Bank                           $672,002    17.03%        $315,745     8.00%

      Tier 1 Capital (to Risk Weighted Assets)
           Trustmark Corporation                             $633,200    15.99%        $158,387     4.00%
           Trustmark National Bank                           $622,463    15.77%        $157,872     4.00%

      Tier 1 Capital (to Average Assets)
           Trustmark Corporation                             $633,200     9.72%        $260,546     4.00%
           Trustmark National Bank                           $622,463     9.57%        $260,220     4.00%

NET INTEREST INCOME
        Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets and is Trustmark's principal source of income. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a significant impact on earnings.
        During the first six months of 1999, the level of NII grew by $11.4 million, or 10.3%, when compared with the first six months of 1998. NII has been positively impacted during 1999 by the substantial growth in earning assets which offset growth in interest-bearing liabilities.
        Average earning assets increased 14.9% during the first six months of 1999 primarily fueled by a 19.6% increase in average loans when compared with the same period in the prior year. The combination of these factors resulted in interest income increasing by $17.2 million, or 8.5%, during the first six months of 1999 when compared to the same period in 1998. The composition of average interest-bearing liabilities has continued to change as Trustmark seeks additional funding sources to support the substantial growth of earning assets. Average interest-bearing liabilities increased by 17.7% during the first six months of 1999 over the same period in 1998, primarily from growth in federal funds purchased, securities sold under repurchase agreements and short-term borrowings. Interest expense for the first six months of 1999 increased $5.7 million, or 6.3% over the same period in 1998, as a result of these factors.
        The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
        Yield on interest-earning assets-FTE        7.54%            7.97%
        Rate on interest-bearing liabilities        3.29%            3.56%
                                                  ========         ========
        Net interest margin-FTE                     4.25%            4.41%
                                                  ========         ========

        The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. Trustmark will continue its interest rate risk policies to manage exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
        The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first six months of 1999, Trustmark's provision for loan losses was $4.5 million compared with $3.0 million for the same period in 1998. The provision to average loans was 0.24% for the first six months of 1999 compared with 0.19% for the first six months of 1998. Trustmark's ratio of the provision for loan losses to average loans continues to compare favorably to the peer group.

NONINTEREST INCOME
        Trustmark stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first six months of 1999, as noninterest income increased $8.8 million, or 21.3%, when compared with the first six months of 1998. The growth in noninterest income was well diversified between investment, insurance and cash management services, mortgage activities and substantial growth in the number of new checking accounts.
        The largest single category of noninterest income, service charges on deposit accounts, grew by $4.2 million, or 28.9%, when the first six months of 1999 is compared with the same period in 1998. Through the first six months of 1999, Trustmark was continuing the implementation of its new customer-focused sales process named Pinnacle. As a result of Pinnacle, the number of deposit accounts has grown significantly.
        Other account charges, fees and commissions, increased $4.0 million, or 35.6%, when the first six months of 1999 is compared with the same period in 1998. Of this increase, $2.3 million in net insurance commissions was the direct result of the Bottrell acquisition. Also contributing to the growth in this category during these periods were revenues generated from cash management services, credit cards and a variety of other products and services.
        Mortgage servicing fees grew by $225 thousand during the first six months of 1999 when compared to the first six months of 1998. Trustmark continues to retain 10- to 15-year conventional mortgages in its portfolio thus reducing the amount of growth in loans serviced for others. At June 30, 1999, Trustmark serviced approximately $3.6 billion in mortgages.
        Trust service income increased by $383 thousand, or 5.7%, during the first six months of 1999 when compared to the same period in 1998 as Trustmark continues to be one of the largest providers of asset management services in Mississippi. At June 30, 1999, Trustmark had trust accounts with assets under administration with fair values of approximately $5.6 billion.
        Other income increased $96 thousand, or 4.1%, when comparing the first six months of 1999 to the same period in 1998 primarily from gains on the sale of loans.

NONINTEREST EXPENSE
        Trustmark continues to provide quality service to customers within the context of economic discipline. Total noninterest expense increased $6.1 million, or 7.0%, during the first six months of 1999 compared with the first six months of 1998. Included in this increase is $1.6 million attributable to the Bottrell business combination. When these expenses are excluded, the growth in noninterest expenses is reduced to $4.5 million, or 5.2%.
        Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $4.9 million, or 11.1%, when comparing the first six months of 1999 with the first six months of 1998. Included in this increase is $1.1 million attributable to the Bottrell business combination. When these expenses are excluded, the growth in salaries and employee benefits is reduced to $3.8 million, or 8.5%. The number of full-time equivalent employees totaled 2,302 at June 30, 1999 and 2,216 at June 30, 1998.
        Occupancy expense increased $233 thousand, or 4.9% in the first six months of 1999 when compared to the same period in 1998. This increase is the result of higher repair and maintenance costs. Equipment expenses increased $656 thousand in the first six months of 1999 compared to the same period in 1998. This increase is the result of higher costs related to maintenance contracts, depreciation and Year 2000 expenses.
        Services and fees decreased $760 thousand, or 5.6%, when comparing the first six months of 1999 to the same period in 1998. This decrease is primarily the result of a decline in legal expenses and Year 2000 expenses incurred in 1998.

        The amortization of intangible assets increased $301 thousand, or 6.1%, when comparing the first six months of 1999 with the first six months of 1998. Growth in the mortgage servicing portfolio was 10.2% during the first six months of 1999 compared with the same period in 1998 and has provided a larger base of mortgage servicing rights that began amortization.
        Various minor changes in a large number of operational expense categories contributed to the $719 thousand increase in other expenses when comparing the first half of 1999 to the same time period in 1998.
        Management will continue to monitor closely the level of noninterest expenses as part of its effort to continue to improve the profitability of Trustmark.

INCOME TAXES
        For the six months ended June 30, 1999, Trustmark's combined effective tax rate was 35.0% compared with 36.1% for the same period in 1998. The decrease in Trustmark's effective rate is due primarily to a relatively small change in various permanent differences as a percentage of pre-tax income.

RECENT PRONOUNCEMENTS
        Recently, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133." This statement amends the effective date for SFAS No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities. The FASB concluded that it is appropriate to defer the effective date of SFAS No. 133 one year, from fiscal years beginning after June 15, 1999, to fiscal years beginning after June 15, 2000. The FASB continues to encourage early application of SFAS No. 133. The adoption of this statement will not have a material impact on the Corporation's consolidated financial statements.

YEAR 2000 COMPLIANCE
        Trustmark has completed the renovation, validation and implementation phase of its Year 2000 readiness program within regulatory guidelines. All systems and services, which include Trustmark's mission-critical core banking systems, have been placed in production as Year 2000 ready. Throughout the remainder of 1999, additional validation testing and reconfirmation of Year 2000 readiness will be performed on all technical systems. The development and validation of a contingency plan that includes all mission-critical business functions was completed during 1998. Ongoing evaluation of the contingency plan will continue throughout 1999.
        To date, Trustmark has incurred and expensed approximately $6.6 million related to the assessment and implementation of the Year 2000 compliance plan. The total remaining cost of the Year 2000 compliance plan will be expensed as incurred during 1999 and is not expected to have a material adverse effect on Trustmark's results of operations.

Part II.OTHER INFORMATION

Item 1. Legal Proceedings
        There were no material developments for the quarter ended June 30, 1999, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits  and  Reports  on Form 8-K
     1. The  following  exhibits  are included herein:

        (27) Financial Data Schedule

     2. On April 13, 1999, Trustmark filed a Form 8-K disclosing that through March 31, 1999, Trustmark had purchased approximately 875,000 shares of Trustmark Corporation common stock, including 633,000 shares which were purchased during the first quarter of 1999. This repurchase program was authorized by the Board of Directors on November 10, 1998.

                                   SIGNATURES
        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION

BY: /s/ Richard G. Hickson                 BY: /s/Gerard R. Host
    ----------------------                     ------------------------

    Richard G. Hickson                         Gerard R. Host
    President & Chief                          Treasurer (Chief
    Executive Officer                          Financial and Accounting
                                               Officer)

DATE: August 13, 1999                          DATE: August 13, 1999

                                  EXHIBIT INDEX

Exhibit Number                                                Description
--------------                                           -----------------------
     27                                                  Financial Data Schedule