Form 10-Q
period 1999-09-30
TRUSTMARK CORP
filed 1999-11-12
CIK 36146

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1999.

        Title                                                        Outstanding
Common stock, no par value                                            71,266,861

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands except share data)

                                                                                  (Unaudited)
                                                                                   Sept. 30,    Dec. 31,
                                                                                      1999        1998
                                                                                  ----------   ----------
Assets
Cash and due from banks (noninterest-bearing)                                     $  298,355   $  312,527
Federal funds sold and securities purchased
  under reverse repurchase agreements                                                101,781      185,619
Trading account securities                                                                          1,053
Securities available for sale (at fair value)                                        740,073      774,996
Securities held to maturity (fair value: $1,333,749 - 1999;
  $1,192,505-1998)                                                                 1,340,348    1,171,513
Loans                                                                              3,927,240    3,702,318
  Less:  Allowance for loan losses                                                    65,850       66,150
                                                                                  ----------   ----------
  Net loans                                                                        3,861,390    3,636,168
Premises and equipment                                                                79,888       70,750
Intangible assets                                                                     65,350       50,349
Other assets                                                                         169,776      152,215
                                                                                  ----------   ----------
  Total Assets                                                                    $6,656,961   $6,355,190
                                                                                  ==========   ==========


Liabilities
Deposits:
  Noninterest-bearing                                                             $  875,757   $  954,210
  Interest-bearing                                                                 2,872,455    2,992,187
                                                                                  ----------   ----------
    Total deposits                                                                 3,748,212    3,946,397
Federal funds purchased                                                              468,399      336,546
Securities sold under repurchase agreements                                        1,068,810      981,999
Short-term borrowings                                                                650,361      389,543
Other liabilities                                                                     55,311       48,829
                                                                                  ----------   ----------
  Total Liabilities                                                                5,991,093    5,703,314

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
  Authorized:  250,000,000 shares
  Issued and outstanding: 71,408,561 shares - 1999;
    72,531,636 - 1998                                                                 14,877       15,111
Surplus                                                                              215,690      241,155
Retained earnings                                                                    429,855      378,567
Accumulated other comprehensive income, net of tax                                     5,446       17,043
                                                                                  ----------   ----------
  Total Shareholders' Equity                                                         665,868      651,876
                                                                                  ----------   ----------
  Total Liabilities and Shareholders' Equity                                      $6,656,961   $6,355,190
                                                                                  ==========   ==========

   See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                  ----------------------   ----------------------
                                                                     1999        1998         1999         1998
                                                                  ---------    ---------   ---------    ---------
Interest Income
Interest and fees on loans                                        $  79,083    $  74,964   $ 231,882    $ 212,947
Interest on securities:
  Taxable interest income                                            30,668       29,158      88,517       89,233
  Interest income exempt from federal income taxes                    1,584        1,573       4,820        4,506
Interest on federal funds sold and securities
  purchased under reverse repurchase agreements                       1,175        1,484       6,893        2,919
                                                                  ---------    ---------   ---------    ---------
  Total Interest Income                                             112,510      107,179     332,112      309,605
Interest Expense
Interest on deposits                                                 25,742       31,483      79,985       94,394
Interest on federal funds purchased and securities
  sold under repurchase agreements                                   18,684       17,546      51,326       42,688
Other interest expense                                                7,202        1,131      17,774        4,787
                                                                  ---------    ---------   ---------    ---------
  Total Interest Expense                                             51,628       50,160     149,085      141,869
                                                                  ---------    ---------   ---------    ---------
Net Interest Income                                                  60,882       57,019     183,027      167,736
Provision for loan losses                                             1,593        2,221       6,062        5,188
                                                                  ---------    ---------   ---------    ---------
Net Interest Income After
  Provision for Loan Losses                                          59,289       54,798     176,965      162,548
Noninterest Income
Service charges on deposit accounts                                   9,650        7,816      28,200       22,203
Other account charges, fees and commissions                           8,806        5,899      23,974       17,082
Mortgage servicing fees                                               3,613        3,343      10,660       10,165
Trust service income                                                  3,598        3,515      10,703       10,237
Securities (losses) gains                                            (1,398)          10      (1,398)          40
Other income                                                          1,466        1,290       3,880        3,608
                                                                  ---------    ---------   ---------    ---------
  Total Noninterest Income                                           25,735       21,873      76,019       63,335
Noninterest Expenses
Salaries and employee benefits                                       24,813       22,388      74,096       66,757
Net occupancy - premises                                              2,708        2,692       7,717        7,468
Equipment expenses                                                    3,914        2,982      10,893        9,305
Services and fees                                                     6,639        6,690      19,374       20,185
Amortization of intangible assets                                     2,630        2,635       7,880        7,584
Other expense                                                         6,939        6,606      20,156       19,104
                                                                  ---------    ---------   ---------    ---------
  Total Noninterest Expenses                                         47,643       43,993     140,116      130,403
                                                                  ---------    ---------   ---------    ---------
Income Before Income Taxes                                           37,381       32,678     112,868       95,480
Income taxes                                                         12,439       11,501      38,877       34,172
                                                                  ---------    ---------   ---------    ---------
Net Income                                                        $  24,942    $  21,177   $  73,991    $  61,308
                                                                  =========    =========   =========    =========

Earnings Per Share
     Basic and Diluted                                            $    0.35    $    0.29   $    1.03    $    0.84
                                                                  =========    =========   =========    =========


See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                   1999         1998
                                                                                ---------    ---------
Operating Activities
Net income                                                                      $  73,991    $  61,308
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                       6,062        5,188
    Depreciation and amortization                                                  15,820       14,711
    Net amortization (accretion) of securities                                        681         (540)
    Securities losses (gains)                                                       1,398          (40)
    Net increase in intangible assets                                              (9,422)     (10,056)
    Net (increase) decrease in deferred income taxes                                  (36)       1,483
    Net increase in other assets                                                   (8,715)      (8,793)
    Net increase in other liabilities                                               1,832        4,945
    Other operating activities, net                                                (1,908)      (2,443)
                                                                                ---------    ---------
Net cash provided by operating activities                                          79,703       65,763
                                                                                ---------    ---------

Investing Activities
Proceeds from calls and maturities of securities available for sale                73,272       50,508
Proceeds from calls and maturities of securities held to maturity                 314,069      288,954
Proceeds from sales of securities available for sale                               49,014      174,440
Purchases of securities available for sale                                       (107,678)    (224,155)
Purchases of securities held to maturity                                         (483,448)    (109,346)
Net decrease (increase) in federal funds sold and securities
  purchased under reverse repurchase agreements                                    83,838     (202,870)
Net increase in loans                                                            (229,321)    (552,977)
Purchases of premises and equipment                                               (15,687)      (6,662)
Proceeds from sales of premises and equipment                                          31           94
Proceeds from sales of other real estate                                            1,701        2,339
Cash received in business combinations                                              6,358       13,035
                                                                                ---------    ---------
Net cash used by investing activities                                            (307,851)    (566,640)
                                                                                ---------    ---------

Financing Activities
Net decrease in deposits                                                         (198,185)     (25,153)
Net increase in federal funds purchased and
  securities sold under repurchase agreements                                     218,664      595,685
Net increase (decrease) in short-term borrowings                                  260,818      (28,312)
Common stock purchased and retired                                                (44,618)     (16,040)
Cash dividends                                                                    (22,703)     (18,009)
                                                                                ---------    ---------
Net cash provided by financing activities                                         213,976      508,171
                                                                                ---------    ---------
(Decrease ) increase in cash and cash equivalents                                 (14,172)       7,294
Cash and cash equivalents at beginning of year                                    312,527      292,555
                                                                                ---------    ---------
Cash and cash equivalents at end of period                                      $ 298,355    $ 299,849
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

NOTE 2 - BUSINESS COMBINATIONS
        On  April  9,  1999,  Trustmark  completed  its  acquisition  of the Dan
Bottrell  Agency,  Inc.  (Bottrell),   an  independent   insurance  agency  with
approximately $9 million in total assets located in Jackson, Mississippi. Trustmark issued approximately 872 thousand shares of common stock in exchange for all of the issued and outstanding common stock of Bottrell. This transaction has been accounted for as a purchase business combination.

NOTE 3 - LOANS
        The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998 ($ in thousands):
                                                   1999        1998
                                                 --------    --------
Balance at beginning of year                     $ 66,150    $ 64,100
Provision charged to expense                        6,062       5,188
Loans charged off                                 (10,523)     (8,502)
Recoveries                                          4,161       4,064
Allowance applicable to loans of acquired bank                  1,300
                                                 --------    --------
Balance at end of period                         $ 65,850    $ 66,150
                                                 ========    ========

         At September 30, 1999 and 1998, the carrying amounts of nonaccrual loans were $16.2 million and $12.9 million, respectively. Included in these nonaccrual loans at September 30, 1999 and 1998, are loans that are considered to be impaired and totaled $12.6 million and $10.0 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the third quarter of 1999 and 1998 were $11.0 million and $11.6 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the third quarter of 1999 or 1998.

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

NOTE 5 - EARNINGS PER SHARE
        Basic earnings per share (EPS) is computed by dividing net income by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average shares of common stock outstanding, adjusted for the effect of stock options outstanding during the period. The following table reflects weighted average shares used to calculate Basic and Diluted EPS for the periods presented:

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                       -----------------------   -----------------------
Weighted Average Shares Outstanding:                      1999         1998         1999         1998
                                                       ----------   ----------   ----------   ----------
     Basic                                             71,852,672   72,773,616   72,172,543   72,935,602
     Diluted                                           71,905,462   72,829,648   72,217,268   73,002,104


NOTE 6 - STATEMENTS OF CASH FLOWS
        During the nine months ended September 30, 1999 and 1998, Trustmark paid approximately $41.0 and $36.1 million, respectively, in income taxes. During the nine months ended September 30, 1999 and 1998, Trustmark paid $152.1 million and $145.2 million, respectively, in interest on deposit liabilities and other borrowings. For the nine months ended September 30, 1999 and 1998, noncash transfers from loans to foreclosed properties were $1.7 million and $1.1 million, respectively.

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

The following table reflects the calculation of comprehensive income for Trustmark for the three months and nine months ended September 30, 1999 and 1998, respectively ($ in thousands):

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                               --------------------   --------------------
                                                 1999        1998       1999        1998
                                               --------    --------   --------    --------
Net income                                     $ 24,942    $ 21,177   $ 73,991    $ 61,308
Unrealized holding (losses)/gains
  arising during the period on
  securities available for sale, net of  tax     (1,005)      6,493    (11,597)      8,776
                                               ========    ========   ========    ========
Comprehensive Income                           $ 23,937    $ 27,670   $ 62,394    $ 70,084
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

FINANCIAL SUMMARY
         Trustmark reported earnings of $24.9 million for the third quarter of 1999, compared with $21.2 million for the third quarter of 1998, an increase of 17.8%. Basic and diluted earnings per share were $0.35 for the third quarter of 1999, compared with $0.29 for the third quarter of 1998.
         Three financial ratios used to measure performance are return on average assets, return on average equity and the efficiency ratio. The return on average assets for the third quarter of 1999 was 1.51% compared with 1.40% for the same period in 1998. The return on average equity reached 14.90% for the quarter ended September 30, 1999, compared with 13.55% for the same period in 1998. Trustmark's efficiency ratio for the third quarter of 1999 improved to 53.04% from 54.56% in the third quarter of 1998.
         Trustmark's net income increased 20.7% to $74.0 million for the first nine months of 1999 compared with $61.3 million in the same period in 1998. Basic and diluted earnings per share for the first nine months of 1999 were $1.03 compared with $0.84 for the first nine months of 1998. Diversified loan growth along with growth in noninterest income produced increased earnings during the first nine months of 1999.
         For the nine month period ended September 30, 1999, Trustmark recorded a return on average assets of 1.51%, a return on average equity of 15.11% and an efficiency ratio of 52.69%. These compared with ratios for the first nine months in 1998 of 1.42% for return on average assets, 13.44% for return on average equity and 55.28% for the efficiency ratio.
         At September 30, 1999, total loans were $3.93 billion, an increase of 6.1% from year end 1998. Total assets were $6.66 billion at September 30, 1999, a 4.8% increase from December 31, 1998. Total deposits at September 30, 1999, were $3.75 billion, a 5.0% decrease from year end 1998. Shareholders' equity was $666 million at September 30, 1999, a 2.2% increase from December 31, 1998.

BUSINESS COMBINATIONS
         Management is continually evaluating new markets in which to expand and provide its financial services. On April 9, 1999, Trustmark completed its acquisition of the Dan Bottrell Agency, Inc. (Bottrell), an independent insurance agency with approximately $9 million in total assets located in Jackson, Mississippi. Trustmark issued approximately 872 thousand shares of common stock in exchange for all of the issued and outstanding common stock of Bottrell. This transaction has been accounted for as a purchase business combination.

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

         Static gap analysis is a relatively straightforward tool for interest rate risk measurement used mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents Trustmark's rate sensitivity static gap analysis at September 30, 1999 ($ in thousands):

                                                Interest Sensitive Within
                                                --------------------------
                                                  90 days       One Year
                                                -----------    -----------
Total rate sensitive assets                     $ 1,618,960    $ 2,554,759
Total rate sensitive liabilities                  2,562,400      3,557,066
                                                -----------    -----------
     Net gap                                    ($  943,440)   ($1,002,307)
                                                ===========    ===========

         The analysis indicates a negative gap position over the next three- and twelve-month periods which indicates that Trustmark would benefit somewhat from a decrease in market interest rates. Although interest rates have increased, Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to these changes.

Derivative Financial Instruments
         Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of specific balance sheet instruments. Trustmark regularly enters into certain derivative financial instruments in the form of forward interest rate contracts, as part of its normal asset/liability management strategies. Trustmark's obligations under forward contracts consist of commitments to sell mortgage loans originated and/or purchased in the secondary market at a future date. These obligations are entered into in order to fix the interest rate at which Trustmark can offer mortgage loans to its customers or purchase mortgage loans from other financial institutions. Any decline in market value below the cost basis of mortgages held for sale by Trustmark at the end of a financial reporting period is recognized at that time. At September 30, 1999, Trustmark's exposure under commitments to sell mortgages is immaterial.

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

EARNING ASSETS
         The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. Earning assets at September 30, 1999, were $6.109 billion, or 91.78% of total assets, compared with $5.835 billion, or 91.82% of total assets for December 31, 1998, an increase of $274 million, or 4.7%, and results from growth in the loan and securities portfolios offset by a decrease in federal funds sold and securities purchased under reverse repurchase agreements.

Loans
         Loans, the largest category of earning assets for Trustmark, produce the highest level of interest income. At September 30, 1999, total loans were $3.927 billion, an increase of $224.9 million, or 6.1%, from the $3.702 billion reported at December 31, 1998. At September 30, 1999, loans were 64.3% of Trustmark's earning assets compared with 63.4% at December 31, 1998. Loan growth remained well diversified.
         Trustmark's lending policies have produced consistently strong asset quality. Asset quality in the financial services industry is measured by the level of nonperforming assets which include nonperforming loans, consisting of nonaccrual and restructured loans, and other real estate. Trustmark's nonperforming assets at September 30, 1999 and December 31, 1998, are shown in the following table ($ in thousands):

                                                Sept. 30,       Dec. 31,
                                                  1999            1998
                                                ---------       --------
Nonaccrual and restructured loans               $ 16,171        $ 13,253
Other real estate (ORE)                            1,984           1,859
                                                ========        ========
     Total nonperforming assets                 $ 18,155        $ 15,112
                                                ========        ========

Accruing loans past due 90 days or more         $  1,872        $  2,431
                                                ========        ========

Nonperforming assets/total loans and ORE            0.46%           0.41%
                                                ========        ========

        While the volume of nonperforming assets at September 30, 1999, reflects a slight increase from year end 1998, as indicated in the preceding table above, it remains at a manageable level. This level of nonperforming assets continues to compare favorably to those of peer banks as a result of sound lending practices and consistent collection efforts. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.

        The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb probable losses within the loan portfolio, plus losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis is based on factors such as historical loss experience based on volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. At September 30, 1999, the allowance for loan losses was $65.9 million, representing 1.68% of total loans outstanding, compared with an allowance for loan losses of $66.2 million at December 31, 1998, representing 1.79% of total loans outstanding.
        Net charge-offs were $6.4 million or 0.22% of average loans for the nine months ended September 30, 1999, compared with $4.4 million or 0.18% of average loans for first nine months of 1998. Trustmark's level of net charge-offs to average loans continues to compare favorably to its peer group.

Securities
        The securities portfolio is utilized to provide an investment alternative for available funds, a stable source of interest income and serves as collateral for pledges for public deposits and securities sold under agreements to repurchase. At September 30, 1999, securities available for sale
(AFS), with a carrying value of $740.1 million,  and securities held to maturity
(HTM), with a carrying value of $1.340 billion, combined to create a securities portfolio totaling $2.080 billion, an increase of $133.9 million or 6.9% from December 31, 1998. As a percentage of earning assets, the securities portfolio increased from 33.4% at December 31, 1998 to 34.1% at September 30, 1999.
        Asset quality of the securities portfolio is strong as evidenced by the investment of over 85% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
        At September 30, 1999, securities AFS had a carrying value of $740.1 million and an amortized cost of $731.3 million. This compares with a carrying value of $775.0 million and an amortized cost of $747.4 million at December 31, 1998. At September 30, 1999, gross unrealized gains were $16.2 million on securities AFS while gross unrealized losses were $7.3 million. Net unrealized gains are shown in shareholders' equity as accumulated other comprehensive income, net of taxes and equaled $5.4 million at September 30, 1999.
        The carrying value of securities HTM was $1.340 billion at September 30, 1999, compared with $1.172 billion at year end 1998. The fair value of HTM securities at September 30, 1999, was $1.334 billion compared with $1.193 billion at year end 1998. As a percentage of the securities portfolio, securities HTM increased from 60.2% at December 31, 1998, to 64.4% at September 30, 1999, as Trustmark chose to invest in U.S. Treasury and Agency securities instead of reverse repurchase transactions, due to market conditions. Gross unrealized gains were $6.1 million and gross unrealized losses were $12.7 million on securities HTM at September 30, 1999.

Other Earning Assets
        Federal funds sold and securities purchased under reverse repurchase agreements were $101.8 million at September 30, 1999, a decrease of $83.8 million when compared with year end 1998. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
        Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $3.748 billion at September 30, 1999, a decrease of $198.2 million over year end 1998. This decline was distributed between noninterest bearing and interest-bearing deposits. During the third quarter of 1999, Trustmark began the use of brokered CDs as an alternate source of funding. At September 30, 1999, brokered CDs totaled $25 million.

        In order to provide additional liquidity for the growth of earning assets, Trustmark continues to rely on short-term borrowings as an alternate funding source. During the third quarter of 1999, Trustmark increased its advances from the Federal Home Loan Bank (FHLB) by $100 million, bringing the balance in advances outstanding to $490 million. Other short-term borrowings include federal funds purchased and securities sold under repurchase agreements. During the first nine months of 1999, these borrowings increased $218.7 million. At September 30, 1999, the balance of the treasury tax and loan note option account was $91.9 million compared with $33.1 million at December 31, 1998.

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

SHAREHOLDERS' EQUITY
        At September 30, 1999, Trustmark had shareholders' equity of $665.9 million an increase of $14.0 million when compared with year end 1998. The shareholders' equity to assets ratio was 10.0% at September 30, 1999, compared with 10.26% at December 31, 1998.
        In November 1998, Trustmark implemented a capital management plan which authorized the repurchase of up to 7.5%, or 5.46 million shares of common stock. Since implementation of the plan, Trustmark has purchased approximately 2.240 million shares. The repurchase program, which is subject to market conditions and management discretion, has been implemented through open market purchases or privately negotiated transactions.
        Cash dividends paid during the first nine months of 1999, totaled $22.7 million, an increase of $4.7 million or 26.1% from $18.0 million paid during the same period in 1998. The payout ratio of dividends per share to earnings per share was 30.58% in the first nine months of 1999 and 29.46% in the first nine months of 1998. Dividends paid per share for the first nine months of 1999, was $0.3150 or 27.3% higher than the $0.2475 per share paid in the first nine months of 1998. Trustmark's book value at September 30, 1999, was $9.32 per share, an increase of 5.1% from $8.87 per share one year earlier.

Regulatory - Risk Based Capital
        Trustmark and Trustmark National Bank (the Bank) are subject to minimum capital requirements which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and the Bank.
        Management believes, as of September 30, 1999, that Trustmark and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 1999, the most recent notification from the Office of the Comptroller (OCC) categorized the Bank as well-capitalized. To be categorized in this manner, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected the Bank's present classification.

        Actual and minimum regulatory capital amounts and ratios at September 30, 1999, for Trustmark and the Bank are as follows ($ in thousands):

                                                                  Actual               Minimum Regulatory
                                                             Regulatory Capital         Capital Required
                                                             -------------------       ------------------
                                                               Amount      Ratio        Amount     Ratio
                                                              --------    ------       --------   ------
      Total Capital (to Risk Weighted Assets)
           Trustmark Corporation                              $689,196    17.14%       $321,765    8.00%
           Trustmark National Bank                            $671,127    16.74%       $320,769    8.00%

      Tier 1 Capital (to Risk Weighted Assets)
           Trustmark Corporation                              $633,583    15.75%       $160,883    4.00%
           Trustmark National Bank                            $620,813    15.48%       $160,384    4.00%

      Tier 1 Capital (to Average Assets)
           Trustmark Corporation                              $633,583     9.68%       $261,874    4.00%
           Trustmark National Bank                            $620,813     9.49%       $261,566    4.00%

NET INTEREST INCOME
        Net interest income (NII) is interest income generated by earning assets reduced by the interest expense of funding those assets and is Trustmark's principal source of income. Consequently, changes in the mix and volume of earning assets and interest-bearing liabilities, and their related yields and interest rates, can have a significant impact on earnings.
        During the first nine months of 1999, the level of NII grew by $15.3 million, or 9.1%, when compared with the first nine months of 1998. NII has been positively impacted during 1999 by the growth in earning assets exceeding the growth in interest-bearing liabilities.
        Average earning assets increased 13.1% during the first nine months of 1999, primarily fueled by a 16.9% increase in average loans when compared with the same period in the prior year. The combination of these factors resulted in interest income increasing by $22.5 million, or 7.3%, during the first nine months of 1999, when compared to the same period in 1998. The composition of average interest-bearing liabilities has continued to change as Trustmark seeks additional funding sources to support the growth of earning assets. Average interest-bearing liabilities increased by 15.5% during the first nine months of 1999 over the same period in 1998, primarily from growth in federal funds purchased, securities sold under repurchase agreements and short-term borrowings. Interest expense for the first nine months of 1999 increased $7.2 million, or 5.1% over the same period in 1998, as a result of these factors.
        The table below illustrates the changes in the net interest margin as a percentage of average earning assets for the periods shown:

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                        1999      1998
                                                      -------    ------
Yield on interest-earning assets-FTE                    7.53%     7.93%
Rate on interest-bearing liabilities                    3.33%     3.58%
                                                      =======   =======
Net interest margin-FTE                                 4.20%     4.35%
                                                      =======   =======

         The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for all periods shown. Trustmark will continue to monitor its interest rate risk policies to manage exposure to changes in interest rates.

PROVISION FOR LOAN LOSSES
        The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first nine months of 1999, Trustmark's provision for loan losses was $6.1 million compared with $5.2 million for the same period in 1998. The provision to average loans was 0.21% for the first nine months of 1999 and 1998. Trustmark's ratio of the provision for loan losses to average loans continues to compare favorably to the peer group.

NONINTEREST INCOME
        Trustmark stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first nine months of 1999, as noninterest income, excluding security gains and losses, increased $14.1 million, or 22.3%, when compared with the first nine months of 1998. The primary growth in noninterest income can be attributed to commissions earned on insurance products, as well as fees earned from deposit products and services.
        The largest single category of noninterest income, service charges on deposit accounts, grew by $6.0 million, or 27.0%, when the first nine months of 1999 is compared with the same period in 1998. Through the first nine months of 1999, Trustmark was continuing the implementation of its new customer-focused sales process named Pinnacle. As a result of Pinnacle, growth in transaction accounts has been positively impacted.
        Other account charges, fees and commissions, increased $6.9 million, or 40.3%, when the first nine months of 1999 is compared with the same period in 1998. Of this increase, $4.8 million in net insurance commissions was the direct result of the Bottrell acquisition and growth in revenues from annuity products. Also contributing to the growth in this category during these periods were revenues generated from cash management services, credit cards and a variety of other products and services.
        Mortgage servicing fees grew by $495 thousand during the first nine months of 1999, when compared to the first nine months of 1998. At September 30, 1999, Trustmark serviced approximately $3.6 billion in mortgages.
        Trust service income increased by $466 thousand, or 4.6%, during the first nine months of 1999, when compared to the same period in 1998, as Trustmark continues to be one of the largest providers of asset management services in Mississippi. At September 30, 1999, Trustmark had trust accounts with assets under administration with fair values of approximately $5.6 billion.

NONINTEREST EXPENSE
        Trustmark continues to provide quality service to customers within the context of economic discipline. Total noninterest expense increased $9.7 million, or 7.5%, during the first nine months of 1999, compared with the first nine months of 1998. Included in this increase, is $3.0 million attributable to the Bottrell business combination. When these expenses are excluded, the growth in noninterest expenses is reduced to $6.7 million, or 5.1%
        Salaries and employee benefits continue to comprise the largest portion of noninterest expenses and increased $7.3 million, or 11.0%, when comparing the first nine months of 1999 with the first nine months of 1998. Included in this increase is $2.0 million attributable to the Bottrell business combination. When these expenses are excluded, the growth in salaries and employee benefits is reduced to $5.3 million, or 8.0%. The number of full-time equivalent employees totaled 2,311 at September 30, 1999, and 2,199 at September 30, 1998.
        Occupancy expense increased $249 thousand, or 3.3% in the first nine months of 1999, when compared to the same period in 1998. Equipment expenses increased $1.6 million in the first nine months of 1999, compared to the same period in 1998. Trustmark has incurred additional costs during 1999 as it sought to improve technology and enhance premises and equipment.
        Services and fees decreased $811 thousand, or 4.0%, when comparing the first nine months of 1999 to the same period in 1998. This decrease is primarily the result of a decline in legal and professional fees, which more than offset an increase in operational expenses.

        The amortization of intangible assets increased $296 thousand, or 3.9%, when comparing the first nine months of 1999 with the first nine months of 1998. Growth in the mortgage servicing portfolio was 8.4% during the first nine months of 1999, compared with the same period in 1998, and has provided a larger base of mortgage servicing rights that began amortizing.
        Various minor changes in a large number of operational expense categories contributed to the $1.1 million increase in other expenses when comparing the first nine months of 1999 to the same time period in 1998.
        Management will continue to monitor closely the level of noninterest expenses as part of its effort to further enhance profitability and the efficiency ratio.

INCOME TAXES
        For the nine months ended September 30, 1999, Trustmark's combined effective tax rate was 34.4%, compared with 35.8% for the same period in 1998. The decrease in Trustmark's effective rate is due primarily to a relatively small change in various permanent differences as a percentage of pre-tax income.

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

YEAR 2000 COMPLIANCE
        Trustmark has completed the renovation, validation and implementation phase of its Year 2000 readiness program within regulatory guidelines. All systems and services, which include Trustmark's mission-critical core banking systems and non-critical systems, have been placed in production as Year 2000 ready. These upgrades will ensure that our customers' financial transactions and account information will be processed in a timely and accurate manner. The development and validation of a contingency plan that includes all mission-critical business functions has also been completed. This contingency plan is designed to support the continued operation of key areas of the bank in the unlikely event that a Year 2000 problem should occur.
        To date, Trustmark has incurred and expensed approximately $7.5 million related to the assessment and implementation of the Year 2000 compliance plan. The total remaining cost of the Year 2000 compliance plan will be expensed as incurred during 1999 and is not expected to have a material adverse effect on Trustmark's results of operations.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings
        There were no material developments for the quarter ended September 30, 1999, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits  and  Reports  on Form 8-K
     1. The following exhibits are included herein:

        (27) Financial Data Schedule

     2. On July 14, 1999, Trustmark filed a Form 8-K disclosing that through June 30, 1999, Trustmark had purchased approximately 1,465,000 shares of Trustmark Corporation common stock, including approximately 590,000 during the second quarter of 1999 and 1,223,000 shares year to date. This repurchase program was authorized by the Board of Directors on November 10, 1998.

                                   SIGNATURES
        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY: /s/ Richard G. Hickson                 BY: /s/ Zach L. Wasson
    ----------------------                     ------------------
    Richard G. Hickson                         Zach L. Wasson
    President & Chief                          Chief Financial and
    Executive Officer                          Accounting Officer

DATE: November 9, 1999                         DATE: November 9, 1999

                                  EXHIBIT INDEX


Exhibit Number                                                 Description
--------------                                           -----------------------
     27                                                  Financial Data Schedule