Form 10-K
period 1999-12-31
TRUSTMARK CORP
filed 2000-03-27
CIK 36146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999
                         or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES(X) NO( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

Based on the closing sales price of February 18, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $949,921,361.

As of March 1, 2000, there were issued and outstanding 69,381,393 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Registrant's 1999 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated March 10, 2000 (Part III).

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                              TRUSTMARK CORPORATION
                                 1999 FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Trustmark Corporation (Trustmark) is a one-bank holding company headquartered in Jackson, Mississippi which was incorporated under the Mississippi Business Corporation Act on August 5, 1968, and commenced doing business in November 1968. Trustmark's primary business activities are conducted through its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned nonbanking subsidiaries, Trustmark Financial Services, Inc.
(TFSI) and Trustmark Insurance Agency, Inc. (TIA). The Bank accounts for substantially all of the assets and revenues of Trustmark. Chartered by the State of Mississippi in 1889, the Bank is also headquartered in Jackson, Mississippi. As of January 31, 2000, the Bank employed approximately 2,304 full-time equivalent employees. Neither Trustmark or the Bank has any foreign activities. Trustmark also owns all of the stock of F.S. Corporation and First Building Corporation, both nonbank Mississippi corporations, which are primarily dormant and not considered significant subsidiaries.
         Through its subsidiaries, Trustmark operates as a statewide banking organization providing banking, investment and insurance solutions to corporate, institutional and individual customers within the state of Mississippi. Trustmark engages in business through its three reportable segments: Retail Banking, Commercial Banking and Financial Services.
         Retail Banking provides a full range of financial products and services to individuals and small business customers through Trustmark's 133 branch locations located in 50 Mississippi communities. In order to allow customers to do their banking around the clock from their homes or offices, Trustmark offers the TrustTouch automated response system. Customers may also obtain information about Trustmark's services via the Internet by accessing its web site (www.trustmark.com). In addition, with various deposit products, customers can utilize a Trustmark ATM card or ExpressCheck debit cards in one of 155 locations throughout Mississippi and Pulse, Plus, MasterCard, Cirrus, Visa, American Express and Discover ATM networks. Additional products provided for Retail Banking customers include TrustTouch bank-by-telephone and TrustTouchpc service. Retail Banking customers have access to various personal loan products including installment loans, Express Line of Credit, Equity Line of Credit, as well as, small business loans for inventory financing, facility expansion, equipment loans and SBA Program loans. Trustmark recognizes the significant impact small businesses have on our market and have addressed these needs through the creation of a specialized Business Banking group. Trustmark also lends to moderate and lower income homeowners in several markets through Community Reinvestment Act programs such as the Downpayment Assistance Program and Farmers Home Multi-Family Home Program.
         Commercial Banking provides various financial products and services to corporate and middle market clients through the Bank's Commercial Lending, Commercial Real Estate, Indirect Lending and Private Banking groups. One of the newest products offered is Business Advantage which was designed to give businesses a total package of business savings, financial management and convenient services in one comprehensive package when combined with a regular commercial or small business checking account. In addition, Trustmark has introduced the ExpressCheck Business DebitCard for making cash disbursements easier to manage. Cash management services available for businesses include TrustNet PC Balance Reporting and Money Transfer, Wholesale and Retail Lockbox Service, various Sweep Account products, Electronic Data Interchange Services, Account Reconciliation and TaxTel Electronic Tax Depositing. To better deal with the unique credit needs of larger businesses, the Commercial Lending group has created relationship managers to work primarily with local middle market firms, specialized industries such as real estate development and construction, health care and automobile dealers, as well as, large regional and national firms. For many years, Trustmark has been active in automobile finance directly throughout its extensive branch network, as well as, through a long-established indirect network of automobile dealers.
         Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as, credit card and mortgage services. Trustmark's Card Services offer MasterCard, VISA, VISA Gold and VISA Business credit card services to consumers and merchants throughout Mississippi as well as the ExpressCheck debit card. Also included in Financial Services is Trustmark's proprietary mutual fund family called Performance Funds, a group of six mutual funds designed and managed by Trustmark investment professionals and offered through TFSI, the Bank's full service brokerage subsidiary. With $6.2 billion in trust assets under administration, Trustmark's Trust Department offers a full line of asset management and custodial services through its Personal Trust, Employee Benefit and Corporate Trust groups. Trustmark's home mortgage department services more than $3.7 billion in home loans throughout the Southeast. Trustmark's Correspondent Banking Department maintains relationships with independent banks across the state, providing competitively priced cash management services, financing and clearing services. Trustmark's public services bankers offer cash management products, loans and investment services tailored for the needs of public entities such as state agencies, municipal government and school districts. Trustmark significantly expanded its insurance business in 1999 with the acquisition of the Bottrell Agency. This acquisition will allow Trustmark to provide a variety of risk management services including surety bonds, property, casualty, life and health insurance to businesses across Mississippi. In addition, TIA has recently begun offering many personal insurance products such as homeowners, renters, automobile, personal umbrella, life and health.
         Additional information on Trustmark's segments can be found in Note 16, "Segment Information," (page 34) included in Trustmark's 1999 Annual Report to Shareholders and is incorporated herein by reference.

COMPETITION

         Trustmark and its subsidiaries compete with other local, regional and national providers of banking, investment and insurance products and services such as other bank holding companies, commercial and state banks, savings and loan associations, consumer finance companies, mortgage companies, insurance agencies, brokerage firms, credit unions and financial service operations of major retailers. Trustmark competes in its markets by offering quality and innovative products and services at competitive prices. Within Trustmark's market area, none of the competitors are dominant.

SUPERVISION AND REGULATION

         The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Trustmark.

General
         Trustmark is a registered bank holding company under the Bank Holding Company Act (BHC) of 1956, as amended. As such, Trustmark and its nonbank subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve Board. In addition, as part of Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to subsidiary banks and to maintain resources adequate to support each subsidiary bank. Under the BHC Act, bank holding companies generally may not own or control more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board's prior approval. The BHC Act also prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking. Trustmark is also subject to regulation by the State of Mississippi under its laws of incorporation. In addition to the impact of regulation, Trustmark and its subsidiaries may be affected by legislation which can change banking statutes in substantial and unexpected ways, and by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
         The Bank is a national banking association and, as such, is subject to regulation primarily by the Office of the Comptroller of the Currency (OCC) and, secondarily, by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board and the Mississippi Department of Banking. Almost every area of the operations and financial condition of the Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services.
         The Bank's nonbanking subsidiaries are subject to a variety of state and federal laws. TFSI, the Bank's full service brokerage subsidiary, is subject to supervision and regulation by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., state securities regulators and the various exchanges through which it conducts business. TIA, the Bank's insurance agency subsidiary, is subject to the insurance laws and regulations of the states in which it is active. All nonbanking subsidiaries are supervised by the Federal Reserve Board.

         Trustmark is also under the jurisdiction of the Securities and Exchange Commission (SEC) for matters relating to the offering and sale of its securities. Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

Capital Adequacy
         Trustmark is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The OCC imposes similar capital requirements and guidelines on the Bank. These capital guidelines involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.
         Trustmark, like other bank holding companies, is required to maintain Tier 1 and total capital equal to at least 4% and 8% of its total risk-weighted assets, respectively. At December 31, 1999, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 15.39% and 16.76% of its total risk-weighted assets, respectively. The Bank was in compliance with its applicable minimum capital requirement at December 31, 1999.
         The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. At December 31, 1999,
Trustmark's leverage ratio was 9.37%. The Bank is subject to similar requirements from the OCC and was also in compliance with its applicable leverage ratio requirement at December 31, 1999.
         Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 1999, the most recent notification from the OCC categorized the Bank as well capitalized based on the prompt corrective action ratios and guidelines described above.

Payment of Dividends and Other Restrictions
         There are various legal and regulatory provisions which limit the amount of dividends the Bank can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. Without prior regulatory approval, the Bank may pay Trustmark dividends equal to approximately $46.5 million plus its net income for the year 2000. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments
         The deposits of the Bank are insured up to regulatory limits set by the FDIC and, accordingly, are subject to deposit insurance assessments. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each institution's insurance assessment rate is then determined by the risk category in which it is classified. At December 31, 1999, the Bank's annual BIF and SAIF assessment rates were $0.0212 per $100 of insured deposits.

Financial Modernization - The Gramm Leach Bliley Act
         The  Gramm-Leach-Bliley  Financial  Services  Modernization Act of 1999
(Act) was signed by the President and enacted into law on November 12, 1999. The Act potentially affects every facet of a depository institution's operations. The Act does three fundamental things that affect the banking industry: (a) repeals key provisions of the Glass Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (b) establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (c) provides financial services organizations with flexibility in structuring these new financial affiliations through a financial holding company structure or a financial subsidiary.
         As a result of the Act, banks will be able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers will be able to commence new activities or new affiliations much more readily. The primary provisions of the Act related to the establishment of financial holding companies and financial subsidiaries became effective on March 11, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Trustmark Corporation (the Registrant) and its bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 55, President and Chief Executive Officer, Trustmark Corporation and Vice Chairman and Chief Executive Officer, Trustmark National Bank since May 1997; President and Chief Operating Officer, SouthTrust Bank of Georgia, N.A. from 1995 to May 1997.

T. H. Kendall III, 63, President and General Manager, The Gaddis Farms, Inc. (Farming, Banking and Oil Production); Chairman of the Board, Trustmark National Bank since February 1999; Chairman of the Board, Trustmark Corporation since April 1999.

Harry M. Walker, 49, Secretary, Trustmark Corporation; President and Chief Operating Officer - General Banking Group, Trustmark National Bank since March 1992.

Gerard R. Host, 45, Treasurer, Trustmark Corporation since September 1995; President and Chief Operating Officer - Financial Services Group, Trustmark National Bank since September 1999; Executive Vice President and Chief Financial Officer from November 1995 to September 1999; Executive Vice President and Chief Investment Officer from September 1994 to November 1995.

William O. Rainey, 60, Executive Vice President and Chief Banking Officer, Trustmark National Bank since November 1991.

James S. Lenoir, 57, Executive Vice President and Chief Risk Management Officer, Trustmark National Bank since March 1999; Executive Vice President and Chief Credit Officer for Deposit Guaranty National Bank and Deposit Guaranty Corporation from February 1983 to April 1998.

Thomas F. Darnell, 49, Executive Vice President and Chief Credit Officer, Trustmark National Bank since October 1999; Senior Vice President and Manager of Commercial Lending from January 1993 to October 1999.

George R. Day, 64, Executive Vice President and Senior Credit Officer, Trustmark National Bank since October 1999; Executive Vice President and Chief Credit Officer from November 1991 to October 1999.

George C. Gunn, 48, Executive Vice President and Commercial Banking Manager, Trustmark National Bank since September 1999; Senior Vice President and Real Estate Lending Manager from April 1987 to September 1999.

Thomas W. Mullen, 57, Executive Vice President and Chief Retail Administration Officer, Trustmark National Bank since November 1991.

James M. Outlaw, Jr., 46, Executive Vice President and Chief Information Officer, Trustmark National Bank since September 1999; Senior Vice President and Operations Manager from February 1996 to September 1999; Regional Manager of Affiliated Computer Services, Inc. from March 1993 to February 1996.

Zach L. Wasson, Jr., 46, Executive Vice President and Chief Financial Officer, Trustmark National Bank since September 1999; Senior Vice President and Chief Investment Officer from November 1995 to September 1999; Vice President and Investment/ Treasury Manager from February 1990 to November 1995.

STATISTICAL DISCLOSURES

         The consolidated statistical disclosures for Trustmark Corporation and subsidiaries are contained in the following Tables 1 through 12.
         During 1999, Trustmark completed one business combination. On April 9, 1999, Trustmark completed its acquisition of the Dan Bottrell Agency, Inc. (Bottrell), an independent insurance agency located in Jackson, Mississippi, with approximately $9 million in total assets. This transaction has been accounted for as a purchase business combination. The results of operations, which are not material, have been included in the financial statements from the merger date.

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

       The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                     Years Ended December 31,
                                                     --------------------------------------------------------------
                                                                  1999                               1998
                                                     -----------------------------     ----------------------------
                                                      Average               Yield/      Average              Yield/
                                                      Balance    Interest    Rate       Balance    Interest   Rate
                                                     ----------  --------   ------     ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements         $  159,566  $  7,917    4.96%     $  112,986  $  6,078   5.38%
    Securities available for sale:
        Taxable                                         747,885    46,997    6.28%        670,249    41,765   6.23%
        Nontaxable                                                                             25         2   8.00%
    Securities held to maturity:
        Taxable                                       1,178,849    73,813    6.26%      1,184,223    75,683   6.39%
        Nontaxable                                      122,931    10,048    8.17%        111,415     9,413   8.45%
    Loans, net of unearned income                     3,833,333   317,158    8.27%      3,344,381   293,855   8.79%
                                                     ----------  --------              ----------  --------
    Total interest-earning assets                     6,042,564   455,933    7.55%      5,423,279   426,796   7.87%
Cash and due from banks                                 296,675                           282,487
Other assets                                            304,968                           271,215
Allowance for loan losses                               (65,856)                          (65,232)
                                                     ----------                        ----------
        Total Assets                                 $6,578,351                        $5,911,749
                                                     ==========                        ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits                 $  719,981  $ 19,128    2.66%     $  734,682  $ 21,623   2.94%
    Savings deposits                                    684,368    11,795    1.72%        660,222    14,006   2.12%
    Time deposits                                     1,558,788    75,828    4.86%      1,652,252    87,940   5.32%
    Federal funds purchased and securities
        sold under repurchase agreements              1,491,515    70,847    4.75%      1,151,920    58,894   5.11%
    Short-term borrowings                               522,243    27,481    5.26%        172,168     9,437   5.48%
                                                     ----------  --------              ----------  --------
        Total interest-bearing liabilities            4,976,895   205,079    4.12%      4,371,244   191,900   4.39%
                                                                 --------                          --------
Noninterest-bearing demand deposits                     880,468                           865,484
Other liabilities                                        64,538                            59,080
Shareholders' equity                                    656,450                           615,941
                                                     ----------                        ----------
        Total Liabilities and Shareholders' Equity   $6,578,351                        $5,911,749
                                                     ==========                        ==========

        Net Interest Margin                                       250,854    4.15%                  234,896   4.33%

Less tax equivalent adjustments:
    Investments                                                     3,517                             3,295
    Loans                                                           3,907                             3,401
                                                                 --------                          --------
        Net Interest Margin per Annual Report                    $243,430                          $228,200
                                                                 ========                          ========


                                                        Years Ended December 31,
                                                     -----------------------------
                                                                  1997
                                                     -----------------------------
                                                      Average               Yield/
                                                      Balance    Interest    Rate
                                                     ----------  --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements         $   64,096  $  3,575    5.58%
    Securities available for sale:
        Taxable                                         612,745    36,671    5.98%
        Nontaxable                                          320        37   11.56%
    Securities held to maturity:
        Taxable                                       1,301,175    83,208    6.39%
        Nontaxable                                      103,212     8,938    8.66%
    Loans, net of unearned income                     2,771,662   250,108    9.02%
                                                     ----------  --------
    Total interest-earning assets                     4,853,210   382,537    7.88%
Cash and due from banks                                 269,665
Other assets                                            252,260
Allowance for loan losses                               (63,897)
                                                     ----------
        Total Assets                                 $5,311,238
                                                     ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits                 $  726,812  $ 21,736     2.99%
    Savings deposits                                    573,528    12,333     2.15%
    Time deposits                                     1,623,384    86,804     5.35%
    Federal funds purchased and securities
        sold under repurchase agreements                912,089    47,236     5.18%
    Short-term borrowings                                67,708     4,778     7.06%
                                                     ----------  -------
        Total interest-bearing liabilities            3,903,521   172,887     4.43%
                                                                 --------
Noninterest-bearing demand deposits                     789,041
Other liabilities                                        57,786
Shareholders' equity                                    560,890
                                                     ----------
        Total Liabilities and Shareholders' Equity   $5,311,238
                                                     ==========

        Net Interest Margin                                       209,650     4.32%

Less tax equivalent adjustments:
    Investments                                                     3,141
    Loans                                                           2,504
                                                                 --------
        Net Interest Margin per Annual Report                    $204,005
                                                                 ========

       Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 1998 and 1997 statements to conform to the 1999 presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

       The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands)

                                                             1999 Compared to 1998               1998 Compared to 1997
                                                           Increase (Decrease) Due To:         Increase (Decrease) Due To:
                                                         --------------------------------    --------------------------------
                                                                      Yield/                                           Yield/
                                                          Volume       Rate         Net      Volume        Rate         Net
                                                         --------    --------    --------    --------    --------    --------

Interest earned on:
  Federal funds sold and securities purchased
    under reverse repurchase agreements                  $  2,345    ($   506)   $  1,839    $  2,635    ($   132)   $  2,503
  Securities available for sale:
        Taxable                                             4,893         339       5,232       3,524       1,570       5,094
        Nontaxable                                              0          (2)         (2)        (26)         (9)        (35)
  Securities held to maturity:
        Taxable                                              (341)     (1,529)     (1,870)     (7,525)          0      (7,525)
        Nontaxable                                            953        (318)        635         696        (221)        475
  Loans, net of unearned income                            41,352     (18,049)     23,303      50,291      (6,544)     43,747
                                                         --------    --------    --------    --------    --------    --------
      Total interest-earning assets                        49,202     (20,065)     29,137      49,595      (5,336)     44,259

Interest paid on:
  Interest-bearing demand deposits                           (433)     (2,062)     (2,495)        241        (354)       (113)
  Savings deposits                                            499      (2,710)     (2,211)      1,847        (174)      1,673
  Time deposits                                            (4,790)     (7,322)    (12,112)      1,604        (468)      1,136
  Federal funds purchased and securities sold
    under repurchase agreements                            16,342      (4,389)     11,953      12,302        (644)     11,658
  Short-term borrowings                                    18,438        (394)     18,044       5,938      (1,279)      4,659
                                                         --------    --------    --------    --------    --------    --------
      Total interest-bearing liabilities                   30,056     (16,877)     13,179      21,932      (2,919)     19,013
                                                         --------    --------    --------    --------    --------    --------
      Change in net interest income on a
          tax equivalent basis                           $ 19,146    ($ 3,188)   $ 15,958    $ 27,663    ($ 2,417)   $ 25,246
                                                         ========    ========    ========    ========    ========    ========

       The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 1999, 1998 and 1997. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

       The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):


                                                               December 31,
                                                   ------------------------------------

                                                         1999         1998         1997
                                                   ----------   ----------   ----------
Securities available for sale
U. S. Treasury and U. S. Government agencies       $  387,465   $  362,930   $  480,965
Mortgage-backed securities                            347,817      353,300       97,853
                                                   ----------   ----------   ----------
    Total debt securities                             735,282      716,230      578,818
Equity securities                                      44,109       31,166       14,159
                                                   ----------   ----------   ----------
     Total securities available for sale           $  779,391   $  747,396   $  592,977
                                                   ==========   ==========   ==========

Securities held to maturity
U. S. Treasury and U. S. Government agencies       $  188,792   $  132,388   $  221,929
Obligations of states and political subdivisions      270,566      239,441      230,642
Mortgage-backed securities                            931,523      799,584      944,257
Other securities                                          100          100          100
                                                   ----------   ----------   ----------
       Total securities held to maturity           $1,390,981   $1,171,513   $1,396,928
                                                   ==========   ==========   ==========

TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE  FOR SALE AND
          SECURITIES HELD TO MATURITY

       The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 1999 and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                                   Maturing
                                        --------------------------------------------------------------------------------------------
                                                           After One,           After Five,
                                         Within            But Within           But Within             After
                                        One Year   Yield   Five Years   Yield   Ten Years    Yield   Ten Years   Yield      Total
                                        --------   -----   ----------   -----   ----------   -----   ---------   -----    ----------
Securities available for sale
U. S. Treasury and U. S
  Government agencies                   $ 90,748   6.14%   $  248,465   6.49%   $    6,344   6.52%   $  41,908   6.52%    $  387,465
Mortgage-backed securities                                         75   8.95%       24,420   6.51%     323,322   6.76%       347,817
                                        --------           ----------           ----------           ---------            ----------
    Total debt securities                 90,748              248,540               30,764             365,230               735,282

Equity securities                                                                                                             44,109
                                        --------           ----------           ----------           ---------            ----------
    Total securities available for sale $ 90,748           $  248,540           $   30,764           $ 365,230            $  779,391
                                        ========           ==========           ==========           =========            ==========

Securities held to maturity
U. S. Treasury and U. S
  Government agencies                   $  9,504   5.97%   $  178,297   6.04%   $      991   6.87%                        $  188,792
Obligations of states and
   political subdivisions                 21,228   7.02%      102,252   7.22%      107,786   7.48%   $  39,300   7.57%       270,566
Mortgage-backed securities                 1,098   6.09%       34,832   6.79%      109,884   6.23%     785,709   6.51%       931,523
Other securities                                                  100   7.50%                                                    100
                                        --------           ----------           ----------          ----------            ----------
    Total securities held to maturity   $ 31,830           $  315,481           $  218,661          $  825,009            $1,390,981
                                        ========           ==========           ==========          ==========            ==========

       Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 4.42 years.
       As of December 31, 1999, Trustmark held securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity. General obligations of the State of Mississippi with a carrying value of $100,603,733 and an approximate fair value of $101,196,184 were held on December 31, 1999. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $16,919,958 and an approximate fair value of $18,016,906 which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

       The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):

                                                                              December 31,
                                                   --------------------------------------------------------------
                                                         1999         1998         1997         1996         1995
                                                   ----------   ----------   ----------   ----------   ----------
Real estate loans:
  Construction and land development                $  297,231   $  251,654   $  195,728   $  168,650   $  144,010
  Secured by 1-4 family residential properties      1,175,775    1,106,735      699,486      543,661      553,997
  Secured by nonfarm, nonresidential properties       555,255      508,194      446,492      398,350      380,734
  Other real estate loans                              78,090       72,445       70,592       73,229       69,422
Loans to finance agricultural production               35,412       39,682       38,466       33,950       37,434
Commercial and industrial                             824,017      721,483      702,361      642,758      616,949
Loans to individuals for personal expenditures        841,059      773,578      701,132      645,829      641,409
Obligations of states and political subdivisions      151,759      141,152       79,178       84,918       63,557
Loans for purchasing or carrying securities            16,160       24,854       17,622       20,469       11,626
Other loans                                            40,177       62,541       32,598       22,759       52,953
                                                   ----------   ----------   ----------   ----------   ----------
        Loans, net of unearned income              $4,014,935   $3,702,318   $2,983,655   $2,634,573   $2,572,091
                                                   ==========   ==========   ==========   ==========   ==========

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

       The table below shows the amounts of loans in certain categories outstanding as of December 31, 1999, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                                 Maturing
                                                -------------------------------------------
                                                           One Year
                                                 Within     Through    After
                                                One Year     Five      Five
                                                 or Less     Years     Years      Total
                                                --------   --------   --------   ----------

Construction and land development               $198,669   $ 98,562              $  297,231
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                    189,350    272,731   $171,264      633,345
Commercial and industrial                        476,901    284,716     62,400      824,017
Other loans (excluding loans to individuals)      86,684     38,119    118,705      243,508
                                                --------   --------   --------   ----------
       Total                                    $951,604   $694,128   $352,369   $1,998,101
                                                ========   ========   ========   ==========

       The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):
                                                          Maturing
                                              --------------------------------
                                              One Year
                                              Through     After
                                                Five      Five
                                                Years     Years       Total
                                              --------   --------   ----------
Above loans due after one year which have:
  Predetermined interest rates               $ 596,225   $314,635   $  910,860
  Floating interest rates                       97,903     37,734      135,637
                                             ---------   --------   ----------
        Total                                $ 694,128   $352,369   $1,046,497
                                             =========   ========   ==========

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

       The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                                       December 31,
                                                    -----------------------------------------------
                                                      1999      1998      1997      1996      1995
                                                    -------   -------   -------   -------   -------

Loans accounted for on a nonaccrual basis           $16,671   $13,253   $14,242   $ 8,390   $10,055
Other real estate                                     1,987     1,859     2,340     2,734     3,982
Accruing loans past due 90 days or more               2,043     2,431     2,570     2,407     1,810
                                                    -------   -------   -------   -------   -------
    Total nonperforming assets and loans past due
        90 days or more                             $20,701   $17,543   $19,152   $13,531   $15,847
                                                    =======   =======   =======   =======   =======

     Generally, a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when a contractual payment of principal or interest has become 90 days or more past due, unless the loan is both well secured and in the process of collection, or Management has serious doubts about the collectibility of principal and/or interest even though the loan may be currently performing. When a loan is placed in nonaccrual status, unpaid interest credited to income in the current and prior years is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of all contractual principal and interest is no longer in doubt. Interest which would have accrued on nonaccrual and restructured loans if they had been in compliance with their original terms is immaterial. In addition, interest income on these loans that was included in net income for the periods presented was immaterial.
       At December 31, 1999, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 5.

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

       The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

                                                                          Years Ended December 31,
                                                         --------------------------------------------------------
                                                           1999        1998        1997        1996        1995
                                                         --------    --------    --------    --------    --------
Balance at beginning of period                           $ 66,150    $ 64,100    $ 63,000    $ 62,000    $ 65,014
Loans charged off:
  Real estate loans                                        (1,953)     (1,121)       (503)     (1,507)     (1,663)
  Loans to finance agricultural production                   (243)        (73)        (79)       (177)       (115)
  Commercial and industrial                                (3,242)     (2,561)     (1,406)     (1,334)       (764)
  Loans to individuals for personal expenditures           (7,863)     (6,698)     (6,353)     (5,651)     (6,300)
  All other loans                                          (1,685)     (1,819)       (619)       (603)       (648)
                                                         --------    --------    --------    --------    --------
    Total charge-offs                                     (14,986)    (12,272)     (8,960)     (9,272)     (9,490)
Recoveries on loans previously charged off:
  Real estate loans                                           156          72          92         325         981
  Loans to finance agricultural production                                  2           7           3          10
  Commercial and industrial                                   791       1,181         877       1,334         736
  Loans to individuals for personal expenditures            3,319       2,960       2,283       2,087       1,848
  All other loans                                           1,348       1,036         775         740         462
                                                         --------    --------    --------    --------    --------
    Total recoveries                                        5,614       5,251       4,034       4,489       4,037
                                                         --------    --------    --------    --------    --------
Net charge-offs                                            (9,372)     (7,021)     (4,926)     (4,783)     (5,453)
Additions to allowance charged to operating expense         9,072       7,771       4,682       5,783       2,439
Other additions to allowance for loan losses                            1,300       1,344
                                                         --------    --------    --------    --------    --------
Balance at end of period                                 $ 65,850    $ 66,150    $ 64,100    $ 63,000    $ 62,000
                                                         ========    ========    ========    ========    ========

Percentage of net charge-offs during period to average
  loans outstanding during the period                       0.24%       0.21%       0.18%       0.19%       0.22%
                                                         ========    ========    ========    ========    ========

       The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb probable losses in the loan portfolio, as well as those associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared quarterly to assess the adequacy of the allowance for loan losses. This analysis considers the overall mix and quality of the loan portfolio, risk ratings of certain pools of loans, historical credit losses, volumes and trends in delinquencies and non accruals, and both national and local economic conditions. Since any allocation is judgmental and involves consideration of many factors, the allocation may be more or less than the chargeoffs that may ultimately occur.

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

       The following table is a summary by allocation category of Trustmark's allowance for loan losses at December 31, 1999. These allocations were determined based upon Management's analysis of the various types of risk associated with Trustmark's loan portfolio. A discussion of Management's methodology for performing the analysis follows the table ($ in thousands):


        Allocation for pools of
          risk-rated loans                                      $39,676
        Additional allocation for
          risk-rated loans                                          927
        Allocation for selected
          industries                                              4,637
        General allocation for
          all other loans                                        12,075
        Allocation for available lines
          of credit and letters of credit                         1,963
        Unallocated                                               6,572
                                                                -------
            Total                                               $65,850
                                                                =======

       The allowance for loan losses is maintained at a level which Management and the Board of Directors believe is adequate to absorb probable losses in the loan portfolio, in addition to possible losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly utilizing the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201, as well as, additional guidance provided in the Interagency Policy Statement. Loss percentages are uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages are determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which are risk-rated as other loans especially mentioned or substandard and all which are risk-rated doubtful are reviewed by Trustmark's Internal Asset Review Department staff to determine if standard percentages appear to be sufficient to cover probable losses in each category. In the event that the percentages on any particular lines are determined to be insufficient, additional allocations are made based upon recommendations of lending and Asset Review Department personnel.
       Industry allocations are made based on concentrations of credit within the portfolio, as well as, arbitrary designation of certain other industries by Management.
       The general allocation is included in the allowance to cover probable loan losses within portions of the loan portfolio not addressed in the preceding allocations. The types of loans included in the general allocation are residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount is based upon the more conservative of: loss experience within these categories during the year, the historical 5-year moving average for each category, or previously established floors.

       The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Percentages, which are the same as those applied to the funded portions of the commercial and retail loan portfolios, are applied to cover any potential losses in these off-balance sheet categories.
     As the review of the allowance for loan losses involves a significant degree of judgment by Management and is imprecise by nature, the unallocated $6.6 million relates to issues that cannot be measured on a quantitative basis over a prolonged period of time.

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

       The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 1999 ($ in thousands):

3 months or less                            $306,635
Over 3 months through 6 months                67,245
Over 6 months through 12 months              109,715
Over 12 months                                90,102
                                            --------
      Total                                 $573,697
                                            ========


TABLE 11 - SELECTED RATIOS

       The following ratios are presented for each of the last three years:

                                 1999       1998       1997
                                ------     ------     ------

Return on average assets         1.49%      1.41%      1.34%
Return on average equity        14.93%     13.53%     12.67%
Dividend payout ratio           32.35%     30.92%     30.26%
Equity to assets ratio           9.98%     10.42%     10.56%


TABLE 12 - SHORT-TERM BORROWINGS

       The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

                                                                1999          1998         1997
                                                             ----------    ----------    ----------
Federal funds purchased and securities
  sold under repurchase agreements:
    Amount outstanding at end of period                      $1,377,420    $1,318,545    $  948,700
    Weighted average interest rate at end of period               4.51%         4.48%         5.72%
    Maximum amount outstanding at any
      month end during each period                           $1,630,136    $1,544,385    $1,003,907
    Average amount outstanding during each period            $1,491,515    $1,151,920    $  912,089
    Weighted average interest rate during each period             4.75%         5.11%         5.18%

                                                                1999
                                                             ----------
Other short-term borrowings:
    Amount outstanding at end of period                      $  733,024
    Weighted average interest rate at end of period               5.86%
    Maximum amount outstanding at any
      month end during each period                           $  757,854
    Average amount outstanding during each period            $  522,243
    Weighted average interest rate during each period             5.26%


     Other short-term borrowings for 1998 and 1997 are not required to be reported since the average balance was less than 30% of shareholders' equity at the end of 1999.

ITEM 2. PROPERTIES

         Trustmark's principal offices are housed in a 14-floor combination office and bank building located in Jackson, Mississippi and owned by the Bank. Approximately 197,000 square feet (75%) of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. The Bank also operates 99 full-service branches, 23 limited-service branches, 11 in-store branches and an ATM network which includes 87 ATMs at on-premise locations and 68 ATMs located at off-premise sites. The Bank leases 70 of its 181 locations with the remainder being owned.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to Trustmark's shareholders during the fourth quarter of 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                SHAREHOLDER MATTERS

         Trustmark's common stock is listed for trading on the Nasdaq Stock Market. At March 1, 2000, there were approximately 5,100 shareholders of record of Trustmark's common stock. Other information required by this item can be found in Note 14, "Shareholders' Equity," (page 31) and the table captioned "Principal Markets and Prices of Trustmark's Stock" (page 38) included in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item can be found in the table captioned "Selected Financial Data" (page 37) included in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 39-47) included in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 39-41) included in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Trustmark Corporation and subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 1999 Annual Report to Shareholders (pages 15-36) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 37) is also included in the Registrant's 1999 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of accountants within the two-year period prior to December 31, 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated March 10, 2000, and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, pages 6 and 7 of this report.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item can be found in Section V, "Compensation of Executive Officers and Directors," and Section VII, "Other Information Concerning Directors," contained in Trustmark Corporation's Proxy Statement dated March 10, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and Management can be found in Section III, "Voting Securities and Principal Holders Thereof," and Section IV, "Ownership of Equity Securities by Management," contained in Trustmark Corporation's Proxy Statement dated March 10, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions can be found in Section VI, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement dated March 10, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.  Financial Statements

         The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended December 31, 1999,
       1998 and 1997
     Consolidated  Statements  of Changes in Shareholders'  Equity for the Years
       Ended December 31, 1999, 1998 and 1997
     Consolidated   Statements  of Cash Flows for the Years Ended  December  31,
       1999, 1998 and 1997
     Notes to Consolidated  Financial  Statements  (Notes 1 through 17)
     Selected Financial Data, Summary of Quarterly Results of Operations, and Principal Markets and Prices of Trustmark's Stock

A-2.     Financial Statement Schedules

         The schedules to the  consolidated  financial  statements  set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

B.       Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of 1999.

C.       Exhibits

         The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:    /s/ Richard G. Hickson                  BY:    /s/ Gerard R. Host
       -----------------------                        ------------------
       Richard G. Hickson                             Gerard R. Host
       President & Chief                              Treasurer (Principal
       Executive Officer                              Financial Officer)

DATE:  March 14, 2000                          DATE:  March 14, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  March 14, 2000                BY:  /s/ J. Kelly Allgood
                                          ------------------------------
                                          J. Kelly Allgood, Director

DATE:  March 14, 2000                BY:  /s/ Reuben V. Anderson
                                          ------------------------------
                                          Reuben V. Anderson, Director

DATE:  March 14, 2000                BY:  /s/ Adolphus B. Baker
                                          ------------------------------
                                          Adolphus B. Baker, Director

DATE:                                BY:  ------------------------------
                                          John L. Black, Jr., Director

DATE:  March 14, 2000                BY:  /s/ William C. Deviney, Jr.
                                          ------------------------------
                                          William C. Deviney, Jr., Director

DATE: March 14, 2000                 BY:  /s/ D. G. Fountain, Jr.
                                          ------------------------------
                                          D. G. Fountain, Jr., Director

DATE:  March 14, 2000                BY:  /s/ C. Gerald Garnett
                                          ------------------------------
                                          C. Gerald Garnett, Director

DATE:  March 14, 2000                BY:  /s/ Richard G. Hickson
                                          ------------------------------
                                          Richard G. Hickson, President &
                                          Chief Executive Officer and Director

DATE:  March 14, 2000                BY:  /s/ Matthew L. Holleman III
                                          ------------------------------
                                          Matthew L. Holleman III, Director

DATE: March 14, 2000                 BY:  /s/ Gerard R. Host
                                          ------------------------------
                                          Gerard R. Host, Treasurer (Principal
                                          Financial Officer) and Director

DATE:  March 14, 2000                BY:  /s/ Fred A. Jones
                                          ------------------------------
                                          Fred A. Jones, Director

DATE:  March 14, 2000                BY:  /s/ T.H. Kendall III
                                          ------------------------------
                                          T. H. Kendall III, Chairman of the
                                          Board and Director

DATE: March 14, 2000                 BY:  /s/ Larry L. Lambiotte
                                          ------------------------------
                                          Larry L. Lambiotte, Director

DATE:  March 14, 2000                BY:  /s/ Donald E. Meiners
                                          ------------------------------
                                          Donald E. Meiners, Director

DATE:  March 14, 2000                BY:  /s/ William Neville III
                                          ------------------------------
                                          William Neville III, Director

DATE: March 14, 2000                 BY:  /s/ Richard H. Puckett
                                          ------------------------------
                                          Richard H. Puckett, Director

DATE: March 14, 2000                 BY:  /s/ William K. Ray
                                          ------------------------------
                                          William K. Ray, Director

DATE:  March 14, 2000                BY:  /s/ Charles W. Renfrow
                                          ------------------------------
                                          Charles W. Renfrow, Director

DATE:  March 14, 2000                BY:  /s/ Harry M. Walker
                                          ------------------------------
                                          Harry M. Walker, Secretary
                                          and Director

DATE:  March 14, 2000                BY:  /s/ LeRoy G. Walker, Jr.
                                          ------------------------------
                                          LeRoy G. Walker, Jr., Director

DATE:  March 14, 2000                BY:  /s/ Paul H. Watson
                                          ------------------------------
                                          Paul H. Watson, Jr., Director

DATE:                                BY:
                                          ------------------------------
                                          Kenneth W. Williams, Director

DATE:  March 14, 2000                BY:  /s/ Allen Wood, Jr.
                                          ------------------------------
                                          Allen Wood, Jr., Director

                                  EXHIBIT INDEX

 3-a Articles of Incorporation, as amended. Filed as Exhibit 3 to Trustmark's Form 10-K Annual Report for the year ended December 31, 1990, incorporated herein by reference.
 3-b Bylaws, as amended. Filed as Exhibit 3-b to Trustmark's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
 3-c Articles of Incorporation, as amended. Filed as Exhibit 3-c to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
 3-d Bylaws, as amended. Filed as Exhibit 3-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
 3-e Articles of Incorporation, as amended. Filed as Exhibit 3-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.
10-a Deferred Compensation Plan for Directors of Trustmark Corporation, as amended. Filed as Exhibit 10 to Trustmark's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
10-b Deferred Compensation Plan for Executive Officers of Trustmark National Bank. Filed as Exhibit 10-b to Trustmark's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference.
10-c Deferred Compensation Plan for Directors of First National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-c to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-d Life Insurance Plan for Executive Officers of First National Financial Corporation, acquired October 7, 1994. Filed as Exhibit 10-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-e Long Term Incentive Plan for key employees of Trustmark Corporation and its subsidiaries, approved March 11, 1997. Filed as Exhibit 10-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference.
10-f Employment Agreement between Trustmark Corporation and Richard G. Hickson dated May 13, 1997. Filed as Exhibit 10-f to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
10-g Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated December 22, 1997. Filed as Exhibit 10-g to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
10-h Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated December 22, 1997. Filed as Exhibit 10-h to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
10-i Deferred Compensation Plan for Directors of Trustmark National Bank, as amended. Filed as a part of this report on Form 10-K.
10-j Deferred Compensation Plan for Executive of Trustmark National Bank, as amended. Filed as a part of this report on Form 10-K. 13 Only those portions of the Registrant's 1999 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.
23       Consent of Arthur Andersen LLP.
27       Financial Data Schedule.

         All other exhibits are omitted as they are inapplicable or not required by the related instructions.