Form 10-Q
period 2000-03-31
TRUSTMARK CORP
filed 2000-05-11
CIK 36146

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2000.

        Title                                                        Outstanding
Common stock, no par value                                           68,977,793

                            PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                       TRUSTMARK CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                  ($ IN THOUSANDS)

                                                                 (Unaudited)
                                                                  March 31,     December 31,
                                                                     2000           1999
                                                                 -----------    -----------
Assets
Cash and due from banks (noninterest-bearing)                    $   262,926    $   279,957
Federal funds sold and securities purchased
     under reverse repurchase agreements                              29,858         29,599
Securities available for sale (at fair value)                      1,140,477        783,220
Securities held to maturity (fair value: $970,278 - 2000;
     $1,374,631 - 1999)                                              986,938      1,390,981
Loans                                                              4,063,236      4,014,935
Less allowance for loan losses                                        65,850         65,850
                                                                 -----------    -----------
     Net loans                                                     3,997,386      3,949,085
Premises and equipment                                                81,112         80,575
Intangible assets                                                     64,595         65,063
Other assets                                                         177,929        164,924
                                                                 -----------    -----------
     Total Assets                                                $ 6,741,221    $ 6,743,404
                                                                 ===========    ===========


Liabilities
Deposits:
     Noninterest-bearing                                         $   893,951    $   860,650
     Interest-bearing                                              2,988,557      3,064,146
                                                                 -----------    -----------
         Total deposits                                            3,882,508      3,924,796
Federal funds purchased                                              444,372        287,163
Securities sold under repurchase agreements                          875,449      1,090,257
Short-term borrowings                                                833,637        733,024
Other liabilities                                                     61,374         52,408
                                                                 -----------    -----------
     Total Liabilities                                             6,097,340      6,087,648

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  69,163,393 shares - 2000;
         70,423,993 shares - 1999                                     14,409         14,672
Surplus                                                              171,460        193,721
Retained earnings                                                    462,004        444,999
Accumulated other comprehensive (loss) income, net of tax             (3,992)         2,364
                                                                 -----------    -----------
     Total Shareholders' Equity                                      643,881        655,756
                                                                 -----------    -----------
     Total Liabilities and Shareholders' Equity                  $ 6,741,221    $ 6,743,404
                                                                 ===========    ===========


See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            2000               1999
                                                                         ---------          ---------
Interest Income
Interest and fees on loans                                               $  82,742          $  76,035
Interest on securities:
     Taxable interest income                                                33,105             28,220
     Interest income exempt from federal income taxes                        1,824              1,622
Interest on federal funds sold and securities purchased
     under reverse repurchase agreements                                       375              3,585
                                                                         ---------          ---------
     Total Interest Income                                                 118,046            109,462
Interest Expense
Interest on deposits                                                        28,083             27,642
Interest on federal funds purchased and securities
     sold under repurchase agreements                                       18,852             15,984
Other interest expense                                                      11,200              4,843
                                                                         ---------          ---------
     Total Interest Expense                                                 58,135             48,469
                                                                         ---------          ---------
Net Interest Income                                                         59,911             60,993
Provision for loan losses                                                    2,118              1,966
                                                                         ---------          ---------
Net Interest Income After Provision
     for Loan Losses                                                        57,793             59,027
Noninterest Income
Service charges on deposit accounts                                          9,882              8,870
Other account charges, fees and commissions                                  9,212              6,427
Mortgage servicing fees                                                      3,674              3,500
Trust service income                                                         3,468              3,619
Securities gains                                                             4,641
Other income                                                                 1,174              1,308
                                                                         ---------          ---------
     Total Noninterest Income                                               32,051             23,724
Noninterest Expenses
Salaries and employee benefits                                              25,446             24,106
Net occupancy - premises                                                     2,580              2,469
Equipment expenses                                                           3,730              3,315
Services and fees                                                            6,714              6,402
Amortization of intangible assets                                            2,252              2,544
Other expenses                                                               6,704              6,473
                                                                         ---------          ---------
     Total Noninterest Expenses                                             47,426             45,309
                                                                         ---------          ---------
Income Before Income Taxes and Cumulative Effect of
     Change in Accounting Principle                                         42,418             37,442
Income taxes                                                                14,278             13,316
                                                                         ---------          ---------
Income Before Cumulative Effect of Change in Accounting Principle           28,140             24,126
Cumulative effect of change in accounting principle, net of tax             (2,464)
                                                                         ---------          ---------
Net Income                                                               $  25,676          $  24,126
                                                                         =========          =========
Earnings Per Share
Basic and diluted earnings per share before cumulative effect
     of change in accounting principle                                   $    0.40          $    0.33
Cumulative effect of change in accounting principle, net of tax              (0.03)
                                                                         ---------          ---------
Earnings per share - basic and diluted                                   $    0.37          $    0.33
                                                                         =========          =========

See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                ($ in thousands)
                                   (Unaudited)

                                                           2000         1999
                                                        ---------    ---------

Balance, January 1,                                     $ 655,756    $ 651,876
Comprehensive income:
     Net income per consolidated statements of income      25,676       24,126
     Net change in unrealized gains on
       securities available for sale, net of tax           (6,356)      (4,079)
                                                        ---------    ---------
          Comprehensive income                             19,320       20,047
Cash dividends paid                                        (8,671)      (7,554)
Repurchase and retirement of common stock                 (22,524)     (13,389)
                                                        ---------    ---------
Balance, March 31,                                      $ 643,881    $ 650,980
                                                        =========    =========


See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                  2000               1999
                                                                                ---------          ---------
Operating Activities
Net income                                                                      $  25,676          $  24,126
Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses                                                   2,118              1,966
        Depreciation and amortization                                               5,359              5,025
        Net (accretion) amortization of securities                                   (322)                55
        Securities gains                                                           (4,641)
        Cumulative effect of change in accounting principle                         3,820
        Net increase in intangible assets                                          (1,794)            (4,155)
        Net decrease (increase) in deferred income taxes                            3,151               (191)
        Net increase in other assets                                              (13,510)           (11,014)
        Net increase in other liabilities                                           8,966             12,068
        Other operating activities, net                                               541             (1,254)
                                                                                ---------          ---------
Net cash provided by operating activities                                          29,364             26,626

Investing Activities
Proceeds from calls and maturities of securities available for sale                32,852             44,606
Proceeds from calls and maturities of securities held to maturity                  50,878            126,006
Proceeds from sales of securities available for sale                                6,332
Proceeds from sales of trading securities                                         130,575                757
Purchases of securities available for sale                                       (157,630)           (45,522)
Purchases of securities held to maturity                                          (26,027)          (198,418)
Net increase in federal funds sold and securities
     purchased under reverse repurchase agreements                                   (259)           (81,591)
Net increase in loans                                                             (50,247)           (36,119)
Purchases of premises and equipment                                                (3,098)            (3,460)
Proceeds from sales of premises and equipment                                           8
Proceeds from sales of other real estate                                              690                692
                                                                                ---------          ---------
Net cash used by investing activities                                             (15,926)          (193,049)

Financing Activities
Net (decrease) increase in deposits                                               (42,288)            22,171
Net (decrease) increase in federal funds purchased and securities sold
     under repurchase agreements                                                  (57,599)           131,152
Net increase in short-term borrowings                                             100,613             12,283
Cash dividends                                                                     (8,671)            (7,554)
Common stock transactions, net                                                    (22,524)           (13,389)
                                                                                ---------          ---------
Net cash (used) provided by financing activities                                  (30,469)           144,663
                                                                                ---------          ---------
Decrease in cash and cash equivalents                                             (17,031)           (21,760)
Cash and cash equivalents at beginning of period                                  279,957            312,527
                                                                                ---------          ---------
Cash and cash equivalents at end of period                                      $ 262,926          $ 290,767
                                                                                =========          =========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 1999 annual report on Form 10-K.
         The consolidated financial statements include the accounts of Trustmark, its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BUSINESS COMBINATIONS
         On April 9, 1999, Trustmark completed its acquisition of the Dan Bottrell Agency, Inc. (Bottrell), an independent insurance agency located in Jackson, Mississippi, with approximately $9 million in total assets. This transaction was accounted for as a purchase business combination. The results of operations, which are not material, have been included in the financial statements from the merger date.

NOTE 3 - LOANS
         The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, 2000 and 1999 ($ in thousands):

                                                   2000            1999
                                                 -------         -------
        Balance at beginning of year             $65,850         $66,150
        Provision charged to expense               2,118           1,966
        Loans charged off                        (3,771)         (3,548)
        Recoveries                                 1,653           1,582
                                                 -------         -------
        Balance at end of period                 $65,850         $66,150
                                                 =======         =======

         At March 31, 2000 and 1999, the carrying amounts of nonaccrual loans were $17.7 million and $13.7 million, respectively. Included in these nonaccrual loans at March 31, 2000 and 1999, are loans that are considered to be impaired and totaled $13.7 million and $9.8 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the first quarter of 2000 and 1999 were $13.2 million and $10.6 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the first quarter of 2000 or 1999.

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

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
 Weighted Average Shares Outstanding
         Basic                                       69,756,672     72,144,447
         Diluted                                     69,785,096     72,208,999

NOTE 6 - STATEMENTS OF CASH FLOWS
         Trustmark paid income taxes approximating $234 thousand and $2.7 million during the three months ended March 31, 2000 and 1999, respectively. Interest paid on deposit liabilities and other borrowings approximated $57.3 million in the first quarter of 2000 and $48.9 million in the first quarter of 1999. For the three months ended March 31, 2000 and 1999, noncash transfers from loans to foreclosed properties were $758 thousand and $726 thousand, respectively.

NOTE 7 - RECENT PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," which concluded that it was appropriate to defer the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

         Trustmark uses derivatives designated as cash flow hedges to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. Trustmark regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date into mortgage-backed securities. Realized gains and losses on forward contracts and the sale of mortgage loans in the secondary market are recorded upon the settlement of the related forward contract and included in other income. During the first three months of 2000, no recognized net gains or losses related to cash flow hedges were deemed to be material.
         On January 1, 2000, Trustmark adopted SFAS No. 133. As allowed by SFAS No. 133, at the date of initial application of this statement, Trustmark transferred held to maturity securities with an amortized cost of $237.5 million and a market value of $237.8 million into the available for sale category. In addition, Trustmark transferred held to maturity securities with an amortized cost of $135.1 million and a market value of $131.2 million into the trading category. The effect of adopting SFAS No. 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $2.5 million (net of taxes) during the first quarter of 2000. In order to offset the effect of adopting SFAS No. 133, Trustmark sold available for sale equity securities which resulted in realized gains of $4.6 million or an after tax gain of $2.9 million. These separate transactions allowed Trustmark to reposition the investment portfolio as well as provide additional liquidity for investment opportunities in a potentially higher yielding market environment while having an insignificant impact on consolidated net income for the first quarter of 2000.

NOTE 8 - SEGMENT INFORMATION
         Trustmark has three reportable segments: Retail Banking, Commercial Banking and Financial Services. Retail Banking delivers a full range of financial products and services to individuals and small businesses through Trustmark's extensive branch network. Commercial Banking provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect auto financing and other specialized lending services. Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. Treasury & Other consists of asset/liability management activities that include the investment portfolio and the related gains (losses) on sales of securities. Treasury & Other also includes expenses such as corporate overhead and amortization of intangible assets.

         The following table discloses financial information by segment for the quarters ended March 31, 2000 and 1999 ($ in thousands):

                                                        Retail       Commercial      Financial      Treasury
                                                        Banking        Banking       Services        & Other         Total
                                                      -----------    -----------    -----------    -----------    -----------
2000
----
Net interest income from external customers           $     8,521    $    30,429    $    11,471    $     9,490    $    59,911
Internal funding                                           22,968        (21,388)        (4,861)         3,281
                                                      -----------    -----------    -----------    -----------    -----------
Net interest income                                        31,489          9,041          6,610         12,771         59,911
Provision for loan losses                                   1,154            497            467                         2,118
                                                      -----------    -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        30,335          8,544          6,143         12,771         57,793
Noninterest income                                         11,721            157         13,947          6,226         32,051
Noninterest expenses                                       28,775          3,827         11,907          2,917         47,426
                                                      -----------    -----------    -----------    -----------    -----------
Income before income taxes and cumulative
     effect of change in accounting principle              13,281          4,874          8,183         16,080         42,418
Income taxes                                                4,585          1,682          2,879          5,132         14,278
                                                      -----------    -----------    -----------    -----------    -----------
Income before cumulative effect
     of change in accounting principle                      8,696          3,192          5,304         10,948         28,140
Cumulative effect of change
     in accounting principle                                                                            (2,464)        (2,464)
                                                      -----------    -----------    -----------    -----------    -----------
Segment net income                                    $     8,696    $     3,192    $     5,304    $     8,484    $    25,676
                                                      ===========    ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,159,986    $ 1,469,323    $   859,016    $ 2,286,754    $ 6,775,079
     Depreciation and amortization                    $     1,042    $        54    $     1,381    $     2,882    $     5,359

1999
----
Net interest income from external customers           $     6,784    $    25,435    $     3,689    $    25,085    $    60,993
Internal funding                                           25,168        (16,386)         4,041        (12,823)
                                                      -----------    -----------    -----------    -----------    -----------
Net interest income                                        31,952          9,049          7,730         12,262         60,993
Provision for loan losses                                   1,213            312            441                         1,966
                                                      -----------    -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        30,739          8,737          7,289         12,262         59,027
Noninterest income                                         10,747            150         12,027            800         23,724
Noninterest expenses                                       27,989          3,513         10,712          3,095         45,309
                                                      -----------    -----------    -----------    -----------    -----------
Income before income taxes                                 13,497          5,374          8,604          9,967         37,442
Income taxes                                                4,660          1,854          2,997          3,805         13,316
                                                      -----------    -----------    -----------    -----------    -----------
Segment net income                                    $     8,837    $     3,520    $     5,607    $     6,162    $    24,126
                                                      ===========    ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,024,601    $ 1,310,743    $   793,836    $ 2,349,487    $ 6,478,667
     Depreciation and amortization                    $       933    $        59    $     1,704    $     2,329    $     5,025

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
         The following provides a narrative discussion and analysis of significant changes in Trustmark Corporation's (Trustmark) results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.
         The Private Securities Litigation Reform Act evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by Management. Specifically, Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on Trustmark's financial condition, results of operations and liquidity; and market risk disclosures. Although Management of Trustmark believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

FINANCIAL SUMMARY
         For the quarter ended March 31, 2000, Trustmark's net income totaled $25.7 million compared with $24.1 million for the first quarter of 1999. Basic and diluted earnings per share were $0.37 for the first quarter of 2000, compared with $0.33 for the first quarter of 1999, an increase of 12.1%. Trustmark's performance for the quarter ended March 31, 2000, resulted in a return on average assets of 1.52%, a return on average equity of 15.84% and an efficiency ratio of 53.06%. These compared with 1999 ratios of 1.51% for return on average assets, 15.36% for return on average equity and 52.34% for the efficiency ratio.
         At March 31, 2000, Trustmark reported total loans of $4.063 billion, total assets of $6.741 billion, total deposits of $3.883 billion and shareholders' equity of $644 million.

BUSINESS COMBINATIONS
         Trustmark seeks to increase shareholder value and diversify products and services through selective acquisitions of other financial services companies, including banks, insurance agencies and asset management companies.
         On April 9, 1999, Trustmark completed its acquisition of the Dan Bottrell Agency, Inc. (Bottrell), an independent insurance agency located in Jackson, Mississippi, with approximately $9 million in total assets. This transaction was accounted for as a purchase business combination. The results of operations, which are not material, have been included in the financial statements from the merger date.

ASSET/LIABILITY MANAGEMENT
Overview
         Market risk is the risk of loss arising from adverse changes in market prices and rates. Trustmark has risk management policies to monitor and limit exposure to market risk. Trustmark's market risk is comprised primarily of interest rate risk created by core banking activities. Management continually develops and applies cost-effective strategies to manage these risks. The Asset/Liability Committee sets the day-to-day operating guidelines, approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors. A key objective of the asset/liability management program is to quantify, monitor and manage interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments.

Market/Interest Rate Risk Management
         The primary purpose in managing interest rate risk is to effectively invest capital and preserve the value created by the core banking business.
Trustmark utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

- Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.

- Yield curve twist of +/- 2 standard deviations of the change in spread of the three-month treasury bill and the 10-year treasury note yields.

- Basis risk scenarios where federal funds/prime spread widens and tightens 50 and 100 basis points.

- Prepayment risk scenarios where projected prepayment speeds in up-and-down 200 basis point rate scenarios are compared to current projected prepayment speeds.

         Static gap analysis is a relatively straightforward tool for interest rate risk measurement used mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents Trustmark's rate sensitivity static gap analysis at March 31, 2000 ($ in thousands):
                                                     Interest Sensitive Within
                                                    ---------------------------
                                                      90 days        One Year
                                                    -----------    -----------
Total rate sensitive assets                         $ 1,634,901    $ 2,568,269
Total rate sensitive liabilities                      2,717,402      3,671,377
                                                    -----------    -----------
     Net gap                                        ($1,082,501)   ($1,103,108)
                                                    ===========    ===========

         The analysis indicates a negative gap position over the next three- and twelve-month periods which indicates that Trustmark would benefit somewhat from a decrease in market interest rates. Although rates have increased, Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to these changes.

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

EARNING ASSETS
         Earning assets are composed of loans, securities, federal funds sold, securities purchased under resale agreements and trading account assets. These assets are the primary revenue streams for Trustmark. The percentage of earning assets to total assets measures the effectiveness of Management's efforts to invest available funds into the most efficient and profitable uses. At March 31, 2000, earning assets were $6.221 billion, or 92.28% of total assets, compared with $6.219 billion, or 92.22% of total assets at December 31, 1999.

Loans
         Loans are the largest group of earning assets of Trustmark and represented 65.3% of earning assets at March 31, 2000, compared with 64.6% at December 31, 1999. At March 31, 2000, loans totaled $4.063 billion compared to $4.015 billion at year end 1999, an increase of $48.3 million, or 1.2%. Loan growth remained well diversified.
         Trustmark's lending policies have produced consistently strong asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. Trustmark's nonperforming assets at March 31, 2000 and December 31, 1999 are shown in the following table ($ in thousands):

                                                             Mar. 31,   Dec. 31,
                                                               2000       1999
                                                             -------    -------
Nonaccrual and restructured loans                            $17,731    $16,671
Other real estate (ORE)                                        2,051      1,987
                                                             -------    -------
     Total nonperforming assets                              $19,782    $18,658
                                                             =======    =======
Accruing loans past due 90 days or more                      $ 2,399    $ 2,043
                                                             =======    =======
Nonperforming assets/total loans and ORE                        0.49%      0.46%
                                                             =======    =======

         While the volume of nonperforming assets at March 31, 2000, reflects a slight increase from December 31, 1999, as indicated in the preceding table, it remains at a manageable level. This level of nonperforming assets continues to compare favorably to those of peer banks as a result of sound lending practices and consistent collection efforts. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.

         The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb probable losses within the loan portfolio, plus losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis is based on factors such as historical loss experience in relation to volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. The allowance for loan losses was $65.9 million at March 31, 2000 and December 31, 1999, representing 1.62% and 1.64%, respectively, of total loans outstanding.
         Net charge-offs were $2.1 million, or 0.21% of average loans, at March 31, 2000, compared with $2.0 million, or 0.21% of average loans, at March 31, 1999. Trustmark's level of net charge-offs to average loans continues to compare favorably to those of peer banks.

Securities
         The securities portfolio is utilized to provide a quality investment alternative for available funds, a stable source of interest income and collateral on pledges for public deposits and securities sold under agreements to repurchase. At March 31, 2000, Trustmark's securities portfolio totaled $2.127 billion, a decrease of $46.8 million or 2.2% from December 31, 1999. As a percentage of earning assets, the securities portfolio decreased from 35.0% at December 31, 1999 to 34.2% at March 31, 2000.
         As seen in Note 7 of Notes to Consolidated Financial Statements, on January 1, 2000, Trustmark adopted SFAS No. 133. As allowed by SFAS No. 133, at the date of initial application of this statement, Trustmark transferred held to maturity securities with an amortized cost of $237.5 million and a market value of $237.8 million into the available for sale category. In addition, Trustmark transferred held to maturity securities with an amortized cost of $135.1 million and a market value of $131.2 million into the trading category. The effect of adopting SFAS No. 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $2.5 million (net of taxes) during the first quarter of 2000. In order to offset the effect of adopting SFAS No. 133, Trustmark sold available for sale equity securities which resulted in realized gains of $4.6 million or an after tax gain of $2.9 million. These separate transactions allowed Trustmark to reposition the investment portfolio as well as provide additional liquidity for investment opportunities in a potentially higher yielding market environment while having an insignificant impact on consolidated net income for the first quarter of 2000.
         Management continues to stress asset quality as one of the strategic goals of the securities portfolio which is evidenced by the investment of over 84% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
         Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At March 31, 2000, HTM securities totaled $987.0 million and represented 46.4% of the total portfolio, compared to a total of $1.391 billion representing 64.0% of the total portfolio at the end of 1999.

         Available for sale (AFS) securities are reported at their estimated fair value with unrealized gains or losses recognized, net of tax, in accumulated other comprehensive income, a separate component of shareholders' equity. At March 31, 2000, securities available for sale totaled $1.140 billion which represented 53.6% of the securities portfolio, an increase from 36.0% at year end 1999. The valuation adjustment to decrease fair value at March 31, 2000 was $6.5 million, compared to a valuation adjustment to increase fair value at December 31, 1999 of $3.8 million.

Other Earning Assets
         Federal funds sold and securities purchased under reverse repurchase agreements were $29.9 million at March 31, 2000, an increase of $259 thousand when compared with year end 1999. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
         Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities it serves. Growth in the customer base continued during the first quarter of 2000, as reflected by increases in the number of Umbrella and Prime of Life deposit accounts. Additional growth during the first quarter was due to the introduction of Trustmark's Business Advantage, a tailored package of financial and discounted business services, with a target market of firms with annual sales up to $3 million.
         Total deposits were $3.883 billion at March 31, 2000, compared to $3.925 billion at December 31, 1999. Time deposits at December 31, 1999 contained a $100 million public CD that matured in January 2000. By excluding this time deposit from the year end balance, growth in deposits would be approximately $58 million for the first quarter of 2000. As a component of total deposits, noninterest-bearing deposits increased to 23.0% at March 31, 2000, compared with 21.9% at year end 1999. For the same time period, interest-bearing demand deposits increased slightly to 17.7% of total deposits, savings deposits increased to 17.1% from 16.2% and time deposits decreased to 42.2% at March 31, 2000, from 44.2% at the end of 1999.
         Although the deposit base has remained relatively stable, Trustmark has increased its reliance on short-term borrowings as funds used for earning assets outpaced funds provided by core deposits. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank (FHLB) borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $2.153 billion at March 31, 2000, compared to $2.110 billion at December 31, 1999. Trustmark continues to search for reasonably priced funding alternatives by evaluating new deposit products and an additional brokered CD program. Significant funding remains available through FHLB borrowings.

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

SHAREHOLDERS' EQUITY
         At March 31, 2000, Trustmark had shareholders' equity of $643.9 million, compared with $655.8 million at year end 1999, a decrease of $11.9 million or 1.8%. The decline is directly related to the common stock repurchase program. The shareholders' equity to assets ratio was 9.55% at March 31, 2000, compared with 9.72% at December 31, 1999. Trustmark's book value was $9.31 at March 31, 2000 and December 31, 1999.

Regulatory Capital
         Trustmark and Trustmark National Bank (the Bank) are subject to minimum capital requirements, which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and the Bank.
         Management believes, as of March 31, 2000, that Trustmark and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 2000, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well-capitalized. To be categorized in this manner, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in the applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected the Bank's present classification.
         Actual and minimum regulatory capital amounts and ratios at March 31, 2000, for Trustmark and the Bank are as follows ($ in thousands):

                                                     Actual            Minimum Regulatory
                                               Regulatory Capital       Capital Required
                                               ------------------      ------------------
                                                Amount      Ratio       Amount      Ratio
                                               --------    ------      --------     -----
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $676,364    16.45%      $328,886     8.00%
     Trustmark National Bank                   $668,298    16.28%      $328,314     8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $622,471    15.14%      $164,443     4.00%
     Trustmark National Bank                   $616,819    15.03%      $164,157     4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                     $622,471     9.22%      $202.490     3.00%
     Trustmark National Bank                   $616,819     9.15%      $202,308     3.00%

Common Stock Repurchase Program
         In November 1998, Trustmark implemented a capital management plan which authorized the repurchase of up to 7.5%, or 5.46 million shares of common stock. Since implementation of the plan, Trustmark has purchased approximately 4.48 million shares of common stock in the open market, including 1.26 million during the first quarter of 2000. This program has allowed Trustmark to increase the return on equity to shareholders while maintaining sufficient capital levels and related ratios to satisfy regulatory requirements.

Dividends
         Cash dividends paid in the first quarter 2000 totaled $8.7 million, an increase of $1.1 million or 14.8%, from $7.6 million paid during the same period in 1999. The payout ratio of cash dividends paid to net income was 33.78% in the first quarter of 2000 and 31.82% in the first quarter of 1999. Dividends per share were $0.125 per share for the first quarter of 2000, 19.0% higher than the $0.105 per share paid in the first quarter of 1999.

RESULTS OF OPERATIONS
Net Interest Income
         Net interest income (NII) is interest income generated by interest-earning assets reduced by the interest expense of funding those assets and is Trustmark's principal source of income. Consequently, changes in the mix and volume of interest-earning assets and interest-bearing liabilities, and their related yields and interest rates, can impact earnings. The net interest margin (NIM) is computed by dividing fully taxable equivalent NII by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for the periods shown.
         The table below illustrates the net interest margin as a percentage of average interest-earning assets for the periods shown:
                                                         Quarter Ended March 31,
                                                         -----------------------
                                                          2000              1999
                                                         -----             -----
     Yield on interest-earning assets-FTE                7.76%             7.59%
     Rate on interest-bearing liabilities                3.76%             3.30%
                                                         -----             -----
     Net interest margin-FTE                             4.00%             4.29%
                                                         =====             =====

         For the quarter ended March 31, 2000, NII decreased $1.1 million, or 1.8%, when compared with the same period in 1999. Average interest-earning assets for the first quarter of 2000 were $6.227 billion, compared to $5.951 billion for the first quarter of 1999, an increase of $276 million or 4.6%. The average interest-earning asset growth is attributable to an 8.6% increase in average loans and a 10.5% increase in average securities when comparing first quarter 2000 to the same period in 1999. This combination resulted in growth in interest income of $8.6 million, or 7.8%, when compared to the first quarter of 1999. However, the growth in interest income was offset by an increase in funding costs that resulted from a change in the mix of interest-bearing liabilities. While average interest-bearing deposits decreased 2.8% when compared with the first quarter of 1999, average short-term borrowings increased 20.5%. When this growth is combined with a rising interest rate environment, interest expense for the first quarter of 2000 increased $9.7 million, or 19.9%, when compared to the same time period in 1999.

Provision for Loan Losses
         The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first quarter of 2000, Trustmark's provision for loan losses was $2.1 million, compared with $2.0 million for the same period in 1999. The provision to average loans was 0.21% for the first quarter of 2000 and 1999. Trustmark's ratio of the provision for loan losses to average loans continues to compare favorably with those of peer banks.

Noninterest Income
         Trustmark stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first three months of 2000, as noninterest income, excluding securities gains/losses, increased $3.7 million, or 15.5%, when compared with the first three months of 1999. The Bottrell business combination completed during 1999 contributed $2.3 million to the increase in noninterest income for the first quarter of 2000. Other growth in noninterest income can be attributed to fees earned from deposit products and services.
         Service charges for deposit products and services has been the single largest component of noninterest income and totaled $9.9 million in the first three months of 2000, compared to $8.9 million for the same period in 1999. This 11.4% increase in service charges has been the result of Trustmark's expansion of customer relationships, combined with new product offerings. Trustmark's commercial customer base grew during the quarter due to the successful launch of Trustmark's Business Banking initiative in January and the introduction of Trustmark's Business Advantage account.
         The second largest component of noninterest income has been other account charges, fees and commissions, totaling $9.2 million in the first three months of 2000, compared to $6.4 million in the same period in 1999. This 43.3% increase is due to Trustmark's expansion of its insurance line of business by acquiring Bottrell in 1999 and expanding the sales of annuity products. This combination of new products and services contributed $2.5 million to the growth of other account charges, fees and commissions during the first quarter of 2000. The remaining growth came primarily from fees on various investment and cash management services.
         Mortgage servicing fees totaled $3.7 million and $3.5 for the first three months of 2000 and 1999, respectively, representing an increase of $174 thousand, or 5.0%. At March 31, 2000, Trustmark serviced $3.7 billion in mortgage loans.
         Trust service income totaled $3.5 million in the first three months of 2000 and $3.6 million in the same period in 1999. Trustmark has maintained its level of trust service income while providing a broader range of investment alternatives at lower spreads than Trustmark's proprietary Performance Funds. At March 31, 2000, Trustmark continues to be one of the largest providers of asset management services in Mississippi, with assets held under administration of $6.5 billion.
         Other income totaled $1.2 million for the first quarter of 2000, compared to $1.3 million for the same period in 1999. Contributing to the change in other income was $1.3 million in nontaxable benefits received on a key man life insurance policy, which offset a market write-down of $655 thousand on trading account securities and a reduction in gain on sale of loans of $966 thousand. The decrease in gain on sale of loans can be attributed to a higher interest rate environment, which impaired the sale of mortgage loans.

         Gross securities gains of $4.6 million were realized during the first quarter of 2000 from sales of AFS equity securities resulting in an after tax gain of $2.9 million. As a result of adopting SFAS No. 133, Trustmark recognized a loss of $3.8 million on the transfer of HTM securities into the trading security category. This loss is seen as the primary component of the cumulative effect of a change in accounting principle and reduced net income by $2.5 million, net of taxes. The net effect of these separate transactions primarily created an insignificant impact on consolidated net income for the first quarter of 2000. During the first quarter of 2000, there were no sales of securities held to maturity.

Noninterest Expenses
         Total noninterest expenses increased $2.1 million, or 4.7%, in the first quarter of 2000, when compared to the same period in 1999. Total noninterest expenses were $47.4 million in the first three months of 2000, compared with $45.3 million during the same period in 1999. The Bottrell business combination completed during 1999 contributed $1.7 million to the increase in noninterest expenses for the first quarter of 2000.
         The efficiency ratio, which is total noninterest expenses as a percentage of tax equivalent net interest income plus noninterest income, is a primary measure of the effectiveness of noninterest expense control. During 2000, Trustmark continues to exceed its corporate goal of an efficiency ratio of 55% or less with an efficiency ratio of 53.06%. This compared with an efficiency ratio of 52.34% for the first quarter of 1999.
         Salaries and employee benefits, which represent the largest category of noninterest expenses, were $25.4 million in the first three months of 2000, an increase of $1.3 million, or 5.6%, when compared to the first three months of 1999. The Bottrell acquisition contributed $1.1 million to the increase in salaries and employee benefits. At March 31, 2000, Trustmark had 2,299 full-time equivalent employees, compared to 2,255 at March 31, 1999.
         All other expense categories remained well controlled for the first quarter of 2000, as evidenced by an increase of $777 thousand, or 3.7%, when compared to the same time period in 1999. Management will continue to closely monitor the level of noninterest expenses as part of its strategic plan to improve the profitability of Trustmark.

Income Taxes
         For the three months ended March 31, 2000, Trustmark's combined effective tax rate was 33.7%, compared with 35.6% for the first three months of 1999. The reduction in Trustmark's effective tax rate is due primarily to the receipt of nontaxable benefits received on a key man life insurance policy in the first quarter of 2000.

RECENT PRONOUNCEMENTS - DERIVATIVES
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

         On January 1, 2000, Trustmark adopted SFAS No. 133. As allowed by SFAS No. 133, at the date of initial application of this statement, Trustmark transferred held to maturity securities with an amortized cost of $237.5 million and a market value of $237.8 million into the available for sale category. In addition, Trustmark transferred held to maturity securities with an amortized cost of $135.1 million and a market value of $131.2 million into the trading category. The effect of adopting SFAS No. 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $2.5 million (net of taxes) during the first quarter of 2000. In order to offset the effect of adopting SFAS No. 133, Trustmark sold available for sale equity securities, which resulted in realized gains of $4.6 million or an after tax gain of $2.9 million. These separate transactions allowed Trustmark to reposition the investment portfolio as well as provide additional liquidity for investment opportunities in a potentially higher yielding market environment, while having an insignificant impact on consolidated net income for the first quarter of 2000.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         There were no material developments for the quarter ended March 31, 2000, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6.  Exhibits  and  Reports  on Form 8-K
         1. The  following  exhibits  are included herein:

            (27) Financial Data Schedule

         2. There were no reports on Form 8-K filed during the first quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:   /s/ Richard G. Hickson                   BY:    /s/ Gerard R. Host
      ----------------------                          -------------------
      Richard G. Hickson                              Gerard R. Host
      President & Chief                               Treasurer (Principal
      Executive Officer                               Financial Officer)


DATE: May 11, 2000                             DATE:  May 11, 2000

                                  EXHIBIT INDEX


Exhibit Number                                                Description
--------------                                          -----------------------
     27                                                 Financial Data Schedule