Form 10-Q
period 2000-06-30
TRUSTMARK CORP
filed 2000-08-11
CIK 36146

                                  UNITED STATES
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2000.

         Title                                                       Outstanding
Common stock, no par value                                            68,598,293

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                     (Unaudited)
                                                                       June 30,      December 31,
                                                                         2000            1999
                                                                     -----------    -----------
Assets
Cash and due from banks (noninterest-bearing)                        $   291,782    $   279,957
Federal funds sold and securities purchased
    under reverse repurchase agreements                                   60,109         29,599
Trading account securities                                                   648
Securities available for sale (at fair value)                          1,092,884        783,220
Securities held to maturity (fair value: $992,124 - 2000;
     $1,374,631 - 1999)                                                1,007,902      1,390,981
Loans                                                                  4,046,366      4,014,935
Less allowance for loan losses                                            65,850         65,850
                                                                     -----------    -----------
     Net loans                                                         3,980,516      3,949,085
Premises and equipment                                                    81,116         80,575
Intangible assets                                                         64,841         65,063
Other assets                                                             177,211        164,924
                                                                     -----------    -----------
     Total Assets                                                    $ 6,757,009    $ 6,743,404
                                                                     ===========    ===========



Liabilities
Deposits:
     Noninterest-bearing                                             $   910,045    $   860,650
     Interest-bearing                                                  3,050,500      3,064,146
                                                                     -----------    -----------
         Total deposits                                                3,960,545      3,924,796
Federal funds purchased                                                  357,018        287,163
Securities sold under repurchase agreements                              847,850      1,090,257
Short-term borrowings                                                    878,734        733,024
Other liabilities                                                         58,418         52,408
                                                                     -----------    -----------
     Total Liabilities                                                 6,102,565      6,087,648

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  68,803,793 shares - 2000;
         70,423,993 shares - 1999                                         14,334         14,672
Surplus                                                                  164,764        193,721
Retained earnings                                                        480,365        444,999
Accumulated other comprehensive (loss) income, net of tax                 (5,019)         2,364
                                                                     -----------    -----------
     Total Shareholders' Equity                                          654,444        655,756
                                                                     -----------    -----------
     Total Liabilities and Shareholders' Equity                      $ 6,757,009    $ 6,743,404
                                                                     ===========    ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                        Three Months Ended       Six Months Ended
                                                                             June 30,                 June 30,
                                                                      ----------------------   ---------------------
                                                                        2000         1999        2000        1999
                                                                      ---------    ---------   ---------   ---------
Interest Income
Interest and fees on loans                                            $  85,443    $  76,764   $ 168,185   $ 152,799
Interest on securities:
     Taxable interest income                                             33,375       29,629      66,480      57,849
     Interest income exempt from federal income taxes                     1,875        1,614       3,699       3,236
Interest on federal funds sold and securities purchased
     under reverse repurchase agreements                                    550        2,133         925       5,718
                                                                      ---------    ---------   ---------   ---------
     Total Interest Income                                              121,243      110,140     239,289     219,602

Interest Expense
Interest on deposits                                                     30,256       26,601      58,339      54,243
Interest on federal funds purchased and securities
     sold under repurchase agreements                                    17,435       16,658      36,287      32,642
Other interest expense                                                   13,802        5,729      25,002      10,572
                                                                      ---------    ---------   ---------   ---------
     Total Interest Expense                                              61,493       48,988     119,628      97,457
                                                                      ---------    ---------   ---------   ---------
Net Interest Income                                                      59,750       61,152     119,661     122,145
Provision for loan losses                                                 3,198        2,503       5,316       4,469
                                                                      ---------    ---------   ---------   ---------

Net Interest Income After Provision
     for Loan Losses                                                     56,552       58,649     114,345     117,676

Noninterest Income
Service charges on deposit accounts                                      10,473        9,680      20,355      18,550
Other account charges, fees and commissions                               9,174        8,741      18,386      15,168
Mortgage servicing fees                                                   3,664        3,547       7,338       7,047
Trust service income                                                      3,825        3,486       7,293       7,105
Securities gains                                                          3,921                    8,562
Other income                                                              2,963        1,106       4,137       2,414
                                                                      ---------    ---------   ---------   ---------
     Total Noninterest Income                                            34,020       26,560      66,071      50,284

Noninterest expense
Salaries and employee benefits                                           24,987       25,177      50,433      49,283
Net occupancy - premises                                                  2,578        2,540       5,158       5,009
Equipment expense                                                         3,886        3,664       7,616       6,979
Services and fees                                                         6,594        6,333      13,308      12,735
Amortization of intangible assets                                         2,247        2,706       4,499       5,250
Other expense                                                             8,650        6,744      15,354      13,217
                                                                      ---------    ---------   ---------   ---------
     Total Noninterest Expense                                           48,942       47,164      96,368      92,473
                                                                      ---------    ---------   ---------   ---------
Income Before Income Taxes and Cumulative Effect of a
     Change in Accounting Principle                                      41,630       38,045      84,048      75,487
Income taxes                                                             14,624       13,122      28,902      26,438
                                                                      ---------    ---------   ---------   ---------
Income Before Cumulative Effect of a Change in Accounting Principle      27,006       24,923      55,146      49,049
Cumulative effect of a change in accounting principle, net of tax                                 (2,464)
                                                                      ---------    ---------   ---------   ---------
Net Income                                                            $  27,006    $  24,923   $  52,682   $  49,049
                                                                      =========    =========   =========   =========

Earnings Per Share
Basic and diluted earnings per share before cumulative effect
     of a change in accounting principle                              $    0.39    $    0.34   $    0.79   $    0.68
Cumulative effect of a change in accounting principle, net of tax                                  (0.03)
                                                                      ---------    ---------   ---------   ---------
Earnings per share - basic and diluted                                $    0.39    $    0.34   $    0.76   $    0.68
                                                                      =========    =========   =========   =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                          2000         1999
                                                        ---------    ---------
Balance, January 1,                                     $ 655,756    $ 651,876
Comprehensive income:
     Net income per consolidated statements of income      52,682       49,049
     Net change in unrealized losses on
       securities available for sale, net of tax           (7,383)     (10,592)
                                                        ---------    ---------
          Comprehensive income                             45,299       38,457
Cash dividends paid                                       (17,316)     (15,171)
Common stock issued in business combination                             18,919
Common stock issued - long-term incentive plan                            (161)
Repurchase and retirement of common stock                 (29,295)     (26,700)
                                                        ---------    ---------
Balance, June 30,                                       $ 654,444    $ 667,220
                                                        =========    =========
See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                         Six Months Ended June 30,
                                                                         ------------------------
                                                                           2000           1999
                                                                         ---------      ---------
Operating Activities
Net income                                                               $  52,682      $  49,049
Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses                                            5,316          4,469
        Depreciation and amortization                                       10,720         10,363
        Net (accretion) amortization of securities                            (844)           413
        Securities gains                                                    (8,562)
        Cumulative effect of change in accounting principle                  3,820
        Net increase in intangible assets                                   (4,295)        (7,148)
        Net decrease (increase) in deferred income taxes                     2,967           (283)
        Net increase in other assets                                       (13,435)        (6,584)
        Net increase in other liabilities                                    6,010          2,285
        Other operating activities, net                                     (1,756)        (1,882)
                                                                         ---------      ---------
Net cash provided by operating activities                                   52,623         50,682

Investing Activities
Proceeds from calls and maturities of securities available for sale         75,157         90,637
Proceeds from calls and maturities of securities held to maturity          103,025        226,876
Proceeds from sales of securities available for sale                        15,209
Proceeds from sales of trading securities                                  130,575          1,047
Purchases of securities available for sale                                (158,603)       (90,484)
Purchases of securities held to maturity                                   (98,974)      (391,191)
Net (increase) decrease in federal funds sold and securities
     purchased under reverse repurchase agreements                         (30,510)        87,794
Net increase in loans                                                      (34,557)      (120,773)
Purchases of premises and equipment                                         (6,321)       (11,674)
Proceeds from sales of premises and equipment                                   11              4
Proceeds from sales of other real estate                                     1,894          1,118
Cash received in business combination                                                       6,358
                                                                         ---------      ---------
Net cash used by investing activities                                       (3,094)      (200,288)

Financing Activities
Net increase (decrease) in deposits                                         35,749       (101,093)
Net (decrease) increase in federal funds purchased and securities sold
     under repurchase agreements                                          (172,552)        78,164
Net increase in short-term borrowings                                      145,710        209,534
Cash dividends                                                             (17,316)       (15,171)
Common stock transactions, net                                             (29,295)       (26,861)
                                                                         ---------      ---------
Net cash (used) provided by financing activities                           (37,704)       144,573
                                                                         ---------      ---------
Increase (decrease) in cash and cash equivalents                            11,825         (5,033)
Cash and cash equivalents at beginning of period                           279,957        312,527
                                                                         ---------      ---------
Cash and cash equivalents at end of period                               $ 291,782      $ 307,494
                                                                         =========      =========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
             CONSOLIDATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 1999 annual report on Form 10-K.
        The consolidated financial statements include the accounts of Trustmark, its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

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

NOTE 3 - LOANS
        The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30, ($ in thousands):
                                                            2000        1999
                                                          --------    --------
Balance at beginning of year                              $ 65,850    $ 66,150
Provision charged to expense                                 5,316       4,469
Loans charged off                                           (8,534)     (7,516)
Recoveries                                                   3,218       2,747
                                                          --------    --------
Balance at end of period                                  $ 65,850    $ 65,850
                                                          ========    ========

         At June 30, 2000 and 1999, the carrying amounts of nonaccrual loans were $16.2 million and $14.4 million, respectively. Included in these nonaccrual loans at June 30, 2000 and 1999, are loans that are considered to be impaired and totaled $11.9 million and $10.6 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the second quarter of 2000 and 1999 were $12.1 million and $10.9 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the second quarter of 2000 or 1999.

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

                                        Three Months Ended         Six Months Ended
                                            June 30,                   June 30,
                                      -----------------------   -----------------------
                                         2000         1999         2000        1999
                                      ----------   ----------   ----------   ----------
Weighted Average Shares Outstanding
    Basic                             68,946,481   72,523,716   69,351,577   72,335,129
    Diluted                           68,997,233   72,568,376   69,390,216   72,378,095

NOTE 6 - STATEMENTS OF CASH FLOWS
        Trustmark paid income taxes of $19.3 million and $29.5 million during the six months ended June 30, 2000 and 1999, respectively. Interest paid on deposit liabilities and other borrowings totaled $118.3 million in the first six months of 2000 and $96.4 million in the same period in 1999. For the six months ended June 30, 2000 and 1999, noncash transfers into foreclosed properties were $3.3 million and $1.5 million, respectively.

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

        Trustmark uses derivatives designated as cash flow hedges to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. Trustmark regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date into mortgage-backed securities. Realized gains and losses on forward contracts and the sale of mortgage loans in the secondary market are recorded upon the settlement of the related forward contract and included in other income. During the first six months of 2000, no recognized net gains or losses related to cash flow hedges were deemed to be material.
        On January 1, 2000, Trustmark adopted SFAS No. 133. As allowed by SFAS No. 133, at the date of initial application of this statement, Trustmark transferred held to maturity securities with an amortized cost of $237.5 million and a market value of $237.8 million into the available for sale category. In addition, Trustmark transferred held to maturity securities with an amortized cost of $135.1 million and a market value of $131.2 million into the trading category. The effect of adopting SFAS No. 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $2.5 million (net of taxes) during the first quarter of 2000. In order to offset the effect of adopting SFAS No. 133, Trustmark sold available for sale equity securities which resulted in realized gains in the first quarter of $4.6 million or an after tax gain of $2.9 million. These separate transactions allowed Trustmark to reposition the investment portfolio as well as provide additional liquidity for investment opportunities in a potentially higher yielding market environment while having an insignificant impact on consolidated net income for the first six months of 2000.

NOTE 8 - SEGMENT INFORMATION
        Trustmark has three reportable segments: Retail Banking, Commercial Banking and Financial Services. Retail Banking delivers a full range of financial products and services to individuals and small businesses through Trustmark's extensive branch network. Commercial Banking provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect auto financing and other specialized lending services. Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. Treasury & Other consists of asset/liability management activities that include the investment portfolio and the related gains (losses) on sales of securities. Treasury & Other also includes operational unit expenses along with other related corporate overhead.
        The following tables disclose financial information by segment for the periods ended June 30, 2000 and 1999.

Trustmark Corporation
Segment Information
(000's in thousands)


                                                        Retail      Commercial      Financial      Treasury
                                                        Banking       Banking       Services        & Other         Total
                                                      -----------   -----------    -----------    -----------    -----------
     For the three months ended June 30, 2000
--------------------------------------------------
Net interest income from external customers           $     7,911   $    31,777    $    11,620    $     8,442    $    59,750
Internal funding                                           22,979       (22,604)        (4,385)         4,010              0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        30,890         9,173          7,235         12,452         59,750
Provision for loan losses                                   2,369           266            563              0          3,198
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        28,521         8,907          6,672         12,452         56,552
Noninterest income                                         12,761           159         15,723          5,377         34,020
Noninterest expense                                        27,558         3,818         11,937          5,629         48,942
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 13,724         5,248         10,458         12,200         41,630
Income taxes                                                4,738         1,813          3,648          4,425         14,624
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $     8,986   $     3,435    $     6,810    $     7,775    $    27,006
                                                      ===========   ===========    ===========    ===========    ===========


Selected Financial Information
     Average assets                                   $ 2,129,390   $ 1,504,023    $   870,132    $ 2,241,928    $ 6,745,473
     Depreciation and amortization                    $     1,058   $        52    $     1,423    $     2,828    $     5,361


     For the three months ended June 30, 1999
--------------------------------------------------
Net interest income from external customers           $     7,807   $    25,810    $     4,430    $    23,105    $    61,152
Internal funding                                           23,988       (16,778)         3,482        (10,692)             0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        31,795         9,032          7,912         12,413         61,152
Provision for loan losses                                   1,248           380            409            466          2,503
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        30,547         8,652          7,503         11,947         58,649
Noninterest income                                         11,636           157         13,441          1,326         26,560
Noninterest expense                                        27,969         3,639         12,014          3,542         47,164
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 14,214         5,170          8,930          9,731         38,045
Income taxes                                                4,907         1,784          3,331          3,100         13,122
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $     9,307   $     3,386    $     5,599    $     6,631    $    24,923
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,048,125   $ 1,348,045    $   815,940    $ 2,329,447    $ 6,541,557
     Depreciation and amortization                    $       945   $        60    $     1,789    $     2,544    $     5,338


Trustmark Corporation
Segment Information
(000's in thousands)
                                                         Retail       Commercial     Financial       Treasury
                                                        Banking        Banking        Services       & Other         Total
                                                      -----------   -----------    -----------    -----------    -----------
     For the six months ended June 30, 2000
--------------------------------------------------
Net interest income from external customers           $    16,432   $    62,206    $    23,091    $    17,932    $   119,661
Internal funding                                           45,947       (43,992)        (9,246)         7,291              0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        62,379        18,214         13,845         25,223        119,661
Provision for loan losses                                   3,523           763          1,030              0          5,316
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        58,856        17,451         12,815         25,223        114,345
Noninterest income                                         24,482           316         29,670         11,603         66,071
Noninterest expense                                        56,333         7,645         23,844          8,546         96,368
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes and cumulative
     effect of a change in accounting principle            27,005        10,122         18,641         28,280         84,048
Income taxes                                                9,323         3,495          6,527          9,557         28,902
                                                      -----------   -----------    -----------    -----------    -----------
Income before cumulative effect
     of a change in accounting principle                   17,682         6,627         12,114         18,723         55,146
Cumulative effect of a change
     in accounting principle                                    0             0              0         (2,464)        (2,464)
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $    17,682   $     6,627    $    12,114    $    16,259    $    52,682
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,144,688   $ 1,486,673    $   864,574    $ 2,264,341    $ 6,760,276
     Depreciation and amortization                    $     2,100   $       106    $     2,804    $     5,710    $    10,720



     For the six months ended June 30, 1999
--------------------------------------------------
Net interest income from external customers           $    14,591   $    51,245    $     8,119    $    48,190    $   122,145
Internal funding                                           49,156       (33,164)         7,523        (23,515)             0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        63,747        18,081         15,642         24,675        122,145
Provision for loan losses                                   2,461           692            850            466          4,469
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        61,286        17,389         14,792         24,209        117,676
Noninterest income                                         22,383           307         25,468          2,126         50,284
Noninterest expense                                        55,958         7,152         22,726          6,637         92,473
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 27,711        10,544         17,534         19,698         75,487
Income taxes                                                9,567         3,638          6,328          6,905         26,438
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $    18,144   $     6,906    $    11,206    $    12,793    $    49,049
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,036,363   $ 1,329,394    $   804,888    $ 2,339,467    $ 6,510,112
     Depreciation and amortization                    $     1,878   $       119    $     3,493    $     4,873    $    10,363

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

FINANCIAL SUMMARY
        For the second quarter of 2000, Trustmark's net income totaled $27.0 million, compared with $24.9 million for the second quarter of 1999. Basic and diluted earnings per share were $0.39 for the second quarter of 2000, compared with $0.34 for the second quarter of 1999, an increase of 14.7%. For the three months ended June 30, 2000, Trustmark recorded a return on average assets of 1.61%, a return on average equity of 16.37% and a core efficiency ratio of 52.97%. For the second quarter of 1999, Trustmark recorded a return on average assets of 1.53%, a return on average equity of 15.08% and a core efficiency ratio of 52.67%
        For the six months ended June 30, 2000, Trustmark's net income totaled $52.7 million compared with $49.0 million for the comparable period in 1999. Basic and diluted earnings per share were $0.76 for the first six months of 2000, compared to $0.68 for the first six months of 1999, an increase of 11.8%. Trustmark's performance for the six months ended June 30, 2000, resulted in a return on average assets of 1.57%, a return on average equity of 16.10% and a core efficiency ratio of 52.28%. For the six months ended June 30, 1999, Trustmark recorded a return on average assets of 1.52%, a return on average equity of 15.22% and a core efficiency ratio of 52.50%.
        At  June 30, 2000,  Trustmark  reported  total loans of $4.046  billion, total assets of $6.757 billion, total deposits of $3.961 billion and shareholders' equity of $654.4 million.

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

Market/Interest Rate Risk Management
        The primary purpose in managing interest rate risk is to effectively invest capital and preserve the value created by the core business units. Trustmark utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

o  Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.
o Yield curve twist of +/- 2 standard deviations of the change in spread of the three-month treasury bill and the 10-year treasury note yields.
o Basis risk scenarios where federal funds/prime spread widens and tightens 50 and 100 basis points.
o Prepayment risk scenarios where projected prepayment speeds in up-and-down 200 basis point rate scenarios are compared to current projected prepayment speeds.

        Static gap analysis is a relatively straightforward tool for interest rate risk measurement used mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents Trustmark's rate sensitivity static gap analysis at June 30, 2000 ($ in thousands):
                                   Interest Sensitive Within
                                   --------------------------
                                     90 days       One Year
                                   -----------    -----------
Total rate sensitive assets        $ 1,668,170    $ 2,664,086
Total rate sensitive liabilities     2,678,870      3,906,174
                                   -----------    -----------
     Net gap                       ($1,010,700)   ($1,242,088)
                                   ===========    ===========

        The analysis indicates a negative gap position over the next three and twelve-month periods which indicates that Trustmark would benefit somewhat from a decrease in market interest rates. Although rates have increased, Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to these changes.

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

EARNING ASSETS
        Earning assets are composed of loans, securities, federal funds sold, securities purchased under resale agreements and trading account assets, which are the primary revenue streams for Trustmark. At June 30, 2000, earning assets were $6.208 billion, or 91.87% of total assets, compared with $6.219 billion, or 92.22% of total assets at December 31, 1999.

Loans
        Loans are Trustmark's largest group of earning assets and represented 65.2% of earning assets at June 30, 2000, compared with 64.6% at December 31, 1999. At June 30, 2000, loans totaled $4.046 billion compared to $4.015 billion at year-end 1999, an increase of $31.4 million, or 1.0%. During the second quarter of 2000, Trustmark sold $77 million in student loans. This sale was undertaken in order to take advantage of favorable market conditions for the sale of loans with below market interest rates and to provide liquidity to reposition the portfolio in a higher interest rate environment. Excluding the sale of student loans, loan growth would be $108.5 million, or 2.7%, when comparing June 30, 2000 with year-end 1999. Additional growth during the first two quarters was due to the introduction of Trustmark's Business Advantage, a tailored package of financial and discounted business services, with a target market of firms with annual sales up to $3 million. Other loan growth continues to be well diversified.
        Trustmark's lending policies have consistently produced strong quality assets. One measure of asset quality in the financial services industry is the level of nonperforming assets. Trustmark's nonperforming assets at June 30, 2000 and December 31, 1999 are shown in the following table ($ in thousands):

                                           June 30,   Dec. 31,
                                             2000      1999
                                           -------    -------
Nonaccrual and restructured loans          $16,180    $16,671
Other real estate (ORE)                      3,559      1,987
                                           -------    -------
     Total nonperforming assets            $19,739    $18,658
                                           =======    =======

Accruing loans past due 90 days or more    $ 2,610    $ 2,043
                                           =======    =======

Nonperforming assets/total loans and ORE      0.49%      0.46%
                                           =======    =======

        While the volume of nonperforming assets at June 30, 2000, reflects a slight increase from December 31, 1999, as indicated in the preceding table, it remains at a manageable level and continues to compare favorably to those of peer banks. During the second quarter of 2000, other real estate increased primarily from the addition of closed bank premises that resulted from branch configuration analysis. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
        The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb probable losses within the loan portfolio, plus losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis is based on factors such as historical loss experience in relation to volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. The allowance for loan losses was $65.9 million at June 30, 2000 and December 31, 1999, representing 1.63% and 1.64%, respectively, of total loans outstanding.
        Net charge-offs were $5.3 million, or 0.26% of average loans, for the six months ended June 30, 2000, compared with $4.8 million, or 0.26% of average loans, for the same period in 1999. Trustmark's level of net charge-offs to average loans continues to compare favorably to those of peer banks.

Securities
        The securities portfolio is utilized to provide a quality investment alternative for available funds, a stable source of interest income and collateral on pledges for public deposits and securities sold under agreements to repurchase. At June 30, 2000, Trustmark's securities portfolio totaled $2.101 billion, a decrease of $73.4 million or 3.4% from December 31, 1999. This decrease can be directly attributed to the adoption of SFAS No. 133 and subsequent transfer of $135 million in held to maturity securities to the trading account. As a percentage of earning assets, the decrease in the securities portfolio from 35.0% at December 31, 1999 to 33.8% at June 30, 2000, also reflects this transfer.
        As seen in Note 7 of Notes to Consolidated Financial Statements, on January 1, 2000, Trustmark adopted SFAS No. 133. As allowed by SFAS No. 133, at the date of initial application of this statement, Trustmark transferred held to maturity securities with an amortized cost of $237.5 million and a market value of $237.8 million into the available for sale category. In addition, Trustmark transferred held to maturity securities with an amortized cost of $135.1 million and a market value of $131.2 million into the trading category. The effect of adopting SFAS No. 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $2.5 million (net of taxes) during the first quarter of 2000. In order to offset the effect of adopting SFAS No. 133, Trustmark sold available for sale equity securities which resulted in realized gains in the first quarter of $4.6 million or an after tax gain of $2.9 million. These separate transactions allowed Trustmark to reposition the investment portfolio as well as provide additional liquidity for investment opportunities in a potentially higher yielding market environment while having an insignificant impact on consolidated net income for the first six months of 2000.

        Management continues to stress asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 84% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
        Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At June 30, 2000, HTM securities totaled $1.008 billion and represented 48.0% of the total portfolio, compared to a total of $1.391 billion representing 64.0% of the total portfolio at the end of 1999.
        Available for sale (AFS) securities are reported at their estimated fair value with unrealized gains or losses recognized, net of tax, in accumulated other comprehensive income, a separate component of shareholders' equity. At June 30, 2000, securities available for sale totaled $1.093 billion, which represented 52.0% of the securities portfolio, an increase from 36.0% at year-end 1999. The valuation adjustment to decrease fair value at June 30, 2000 was $8.1 million, compared to a valuation adjustment to increase fair value at December 31, 1999 of $3.8 million. During the second quarter of 2000, Trustmark took advantage of favorable market conditions in order to continue the sale of AFS equity securities. This strategy allowed Trustmark to improve profitability as well as provide liquidity as needed.

Other Earning Assets
        Federal funds sold and securities purchased under reverse repurchase agreements were $60.1 million at June 30, 2000, an increase of $30.5 million when compared with year-end 1999. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
        Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities it serves. Total deposits were $3.961 billion at June 30, 2000, compared to $3.925 billion at December 31, 1999. Time deposits at December 31, 1999 contained a $100 million public CD that matured in January 2000. By excluding this time deposit from the year-end balance, growth in deposits would be approximately $136 million for the first six months of 2000. As a component of total deposits, noninterest-bearing deposits increased to 23.0% at June 30, 2000, compared with 21.9% at year-end 1999. For the same time period, interest-bearing demand deposits decreased slightly to 17.6% from 17.7% of total deposits, savings deposits decreased to 15.6% from 16.2% and time deposits decreased slightly to 43.8% at June 30, 2000, from 44.2% at year-end 1999.
        The growth in the deposit portfolio has allowed Trustmark to reduce its reliance on short-term borrowings when compared to the end of 1999. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank (FHLB) borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $2.084 billion at June 30, 2000, a decrease of $26 million compared to $2.110 billion at December 31, 1999. Trustmark continues to search for reasonably priced funding alternatives by evaluating new deposit products and an additional brokered CD program. Significant funding remains available through FHLB borrowings.

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

SHAREHOLDERS' EQUITY
        At June 30, 2000, Trustmark had shareholders' equity of $654.4 million, compared with $655.8 million at year-end 1999, a decrease of $1.3 million. The decline is directly related to the common stock repurchase program, which is described below. The shareholders' equity to assets ratio was 9.69% at June 30, 2000, compared with 9.72% at December 31, 1999. Trustmark's book value was $9.51 at June 30, 2000, compared to $9.31 at December 31, 1999.

Regulatory Capital
        Trustmark and Trustmark National Bank (the Bank) are subject to minimum capital requirements, which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and the Bank.
        Management believes, as of June 30, 2000, that Trustmark and the Bank meet all capital adequacy requirements to which they are subject. At June 30, 2000, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well-capitalized. To be categorized in this manner, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in the applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected the Bank's present classification.
         Actual and minimum regulatory capital amounts and ratios at June 30, 2000, for Trustmark and the Bank are as follows ($ in thousands):

                                                   Actual             Minimum Regulatory
                                              Regulatory Capital       Capital Required
                                              ------------------      ------------------
                                               Amount     Ratio        Amount      Ratio
                                              --------    ------      --------    ------
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                    $687,043    16.61%      $330,975    8.00%
     Trustmark National Bank                  $680,587    16.46%      $330,847    8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                    $634,797    15.34%      $165,488    4.00%
     Trustmark National Bank                  $628,717    15.20%      $165,424    4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                    $634,797     9.45%      $201.624    3.00%
     Trustmark National Bank                  $628,717     9.36%      $201,538    3.00%

Common Stock Repurchase Program
        In November 1998, Trustmark implemented a capital management plan, which authorized the repurchase of up to 7.5%, or 5.46 million shares of common stock. Since implementation of the plan, Trustmark has purchased approximately 4.84 million shares of common stock in the open market, including 360 thousand in the second quarter of 2000. This program has allowed Trustmark to increase the return on equity to shareholders, while maintaining sufficient capital levels and related ratios to satisfy regulatory requirements.
        On July 11, 2000, Trustmark's Board of Directors authorized the repurchase of up to an additional 5.0%, or approximately 3.4 million shares, of common stock, with implementation to begin upon the conclusion of the original program. The new program, which continues to be subject to market conditions and management discretion, will be implemented through open market purchases or privately negotiated transactions.

Dividends
        Cash dividends paid during the first six months of 2000 totaled $17.3 million, an increase of $2.1 million or 14.1%, from $15.2 million paid during the same period in 1999. The payout ratio of cash dividends paid to net income was 32.89% in the first half of 2000 and 30.88% for the same period in 1999. Dividends per share were $0.25 per share for the first six months of 2000, 19.0% higher than the $0.21 per share paid in the same period of 1999.

RESULTS OF OPERATIONS
Net Interest Income
        Net interest income (NII) is interest income generated by interest-earning assets reduced by the interest expense of funding those assets and is Trustmark's principal source of income. Consequently, changes in the mix and volume of interest-earning assets and interest-bearing liabilities, and their related yields and interest rates, can impact earnings. The net interest margin (NIM) is computed by dividing fully taxable equivalent NII by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for the periods shown.
        The following table illustrates the net interest margin as a percentage of average interest-earning assets for the periods shown:

                                                       Six Months
                                                     Ended June 30,
                                                     -------------
                                                     2000    1999
                                                     -----   -----
        Yield on interest-earning assets-FTE         7.85%   7.54%
        Rate on interest-bearing liabilities         3.86%   3.29%
                                                     -----   -----
        Net interest margin-FTE                      3.99%   4.25%
                                                     =====   =====

        For the six months ended June 30, 2000, NII decreased $2.5 million, or 2.0%, when compared with the same period in 1999. Average interest-earning assets for the first six months of 2000 were $6.234 billion, compared to $5.973 billion for the first six months of 1999, an increase of $261 million or 4.4%. The average interest-earning asset growth is attributable to an 8.2% increase in average loans and a 7.5% increase in average securities, when comparing the first half of 2000 to the same period in 1999. This combination resulted in growth in interest income of $19.7 million, or 9.0%, when comparing the first half of 2000 to the same period in 1999. The growth in interest income was offset by an increase in funding costs that resulted from a change in the mix of interest-bearing liabilities. While average interest-bearing deposits decreased slightly when comparing the first six months of 2000 with the same period in 1999, average short-term borrowings increased 14.6%. This growth, combined with a rising interest rate environment, resulted in an increase in interest expense for the first six months of 2000 of $22.2 million, or 22.7%, when compared to the same time period in 1999.

Provision for Loan Losses
        The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent write-offs in the loan portfolio. Factors considered in the assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first six months of 2000, Trustmark's provision totaled $5.3 million, compared to $4.5 million for the same period in 1999. This increase is the result of an $800 thousand direct charge-off related to a specific credit, which occurred during the second quarter of 2000. The provision to average loans was 0.26% for the first six months of 2000, compared to 0.24% for the same period in 1999. Trustmark's ratio of the provision for loan losses to average loans continues to compare favorably with those of peer banks.

Noninterest Income
        Trustmark stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first six months of 2000, as noninterest income, excluding securities gains/losses, increased $7.2 million, or 14.4%, when compared with the first six months of 1999. The Bottrell business combination completed during 1999 contributed $2.3 million to the increase in noninterest income for 2000. Excluding the Bottrell business combination, noninterest income growth would be 9.8% for the six months ended June 30, 2000. Other growth in noninterest income can be attributed to fees earned from deposit products and services.
        Service charges for deposit products and services has been the single largest component of noninterest income and totaled $20.4 million in the first six months of 2000, compared to $18.6 million for the same period in 1999. This 9.7% increase in service charges has been the result of Trustmark's expansion of customer relationships, combined with new product offerings.
        The second largest component of noninterest income has been other account charges, fees and commissions, totaling $18.4 million in the first six months of 2000, compared to $15.2 million during the same period in 1999. This 21.2% increase is due to Trustmark's expansion of its insurance line of business by acquiring Bottrell in 1999 and expanding the sales of annuity products. This combination of new products and services contributed $2.5 million to the growth of other account charges, fees and commissions during the first six months of 2000.

        Other income totaled $4.1 million for the first six months of 2000, compared to $2.4 million for the same period in 1999. Contributing to the change in other income was $1.3 million in nontaxable benefits received on a key man life insurance policy and $2.1 million gain from the sale of student loans which offset a market write-down of $669 thousand on trading account securities and a reduction in gain on sale of mortgage loans of $1.6 million. The decrease in gain on sale of loans can be attributed to a higher interest rate environment, which impaired the sale of mortgage loans.
        Both mortgage servicing fees and trust service income showed modest increases during the first six months of 2000.
        Securities gains totaled $8.5 million for the first six months of 2000. During the first quarter of 2000, securities gains of $4.6 million, which were realized from sales of AFS equity securities, were used to offset the effect of adopting SFAS No. 133. During the second quarter of 2000, securities gains totaled $3.9 million as Trustmark continued the sale of AFS equity securities in order to provide additional revenues as well as liquidity where needed. During the first six months of 2000, there were no sales of securities held to maturity.

Noninterest Expense
        Total noninterest expense increased $3.9 million, or 4.2%, in the first six months of 2000, when compared to the same period in 1999. Total noninterest expense were $96.4 million in the first six months of 2000, compared with $92.5 million during the same period in 1999. The Bottrell business combination completed during 1999 contributed $1.7 million to this increase in noninterest expense for the first six months of 2000.
        The efficiency ratio, which is total noninterest expense as a percentage of tax equivalent net interest income plus noninterest income, is a primary measure of the effectiveness of noninterest expense control. During 2000, Trustmark continues to exceed its corporate goal of an efficiency ratio of 55% or less with an efficiency ratio of 52.28%. This compared with an efficiency ratio of 52.50% for the first six months of 1999.
        Salaries and employee benefits, which represent the largest category of noninterest expense, were $50.4 million in the first six months of 2000, an increase of $1.2 million, or 2.3%, when compared to the first six months of 1999. The Bottrell acquisition contributed $1.1 million to this increase in salaries and employee benefits during 2000. At June 30, 2000, Trustmark had 2,258 full-time equivalent employees, compared to 2,302 at June 30, 1999.
        Other expenses were $15.4 million in the first six months of 2000, an increase of $2.1 million, or 16.2%, when compared to the first six months of 1999. Litigation settlements of $1.6 million, which were completed during the second quarter of 2000, were a primary portion of the increase in other expenses during 2000. These claims have reached final resolution and pose no future threat to results of operations. Also contributing to the increase in other expenses was a charge of $461 thousand related to reengineering costs associated with the new Strategic Sourcing initiative. This initiative, which Trustmark began during the second quarter of 2000, will reduce supply costs and improve efficiency.
        All other expense categories remained well controlled for the first six months of 2000, as evidenced by an increase of $608 thousand, or 2.0%, when compared to the same time period in 1999. Management will continue to closely monitor the level of noninterest expense as part of its strategic plan to improve the profitability of Trustmark.

Income Taxes
        For the six months ended June 30, 2000, Trustmark's combined effective tax rate was 34.4%, compared with 35.0% for the first six months of 1999. The reduction in Trustmark's effective tax rate is due primarily to the receipt of nontaxable benefits received on a key man life insurance policy in the first quarter of 2000.

RECENT PRONOUNCEMENTS - DERIVATIVES
        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. During 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Because Trustmark adopted SFAS No. 133 on January 1, 2000, the deferral of the effective date had no effect on the Corporation.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings
        There were no material developments for the quarter ended June 30, 2000, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits  and  Reports  on Form 8-K
        1. The  following  exhibits  are included herein:

           (27) Financial Data Schedule

        2. There were no reports on Form 8-K filed during the second quarter of 2000.

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

DATE: August 11, 2000                        DATE: August 11, 2000

                                  EXHIBIT INDEX


Exhibit Number                                   Description
--------------                             -----------------------
     27                                    Financial Data Schedule