Form 10-Q
period 2000-09-30
TRUSTMARK CORP
filed 2000-11-09
CIK 36146

                                  UNITED STATES
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2000.

   Title                                                             Outstanding
Common stock, no par value                                            64,833,022

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                    (Unaudited)
                                                                   September 30,    December 31,
                                                                        2000           1999
                                                                   ------------     -----------
Assets
Cash and due from banks (noninterest-bearing)                      $   298,321      $   279,957
Federal funds sold and securities purchased
    under reverse repurchase agreements                                 16,320           29,599
Securities available for sale (at fair value)                        1,095,559          783,220
Securities held to maturity (fair value: $1,010,138 - 2000;
     $1,374,631 - 1999)                                              1,018,363        1,390,981
Loans                                                                4,110,718        4,014,935
Less allowance for loan losses                                          65,850           65,850
                                                                   -----------      -----------
     Net loans                                                       4,044,868        3,949,085
Premises and equipment                                                  80,780           80,575
Intangible assets                                                       65,554           65,063
Other assets                                                           185,791          164,924
                                                                   -----------      -----------
     Total Assets                                                  $ 6,805,556      $ 6,743,404
                                                                   ===========      ===========



Liabilities
Deposits:
     Noninterest-bearing                                           $   898,268      $   860,650
     Interest-bearing                                                3,062,934        3,064,146
                                                                   -----------      -----------
         Total deposits                                              3,961,202        3,924,796
Federal funds purchased                                                376,753          287,163
Securities sold under repurchase agreements                            797,549        1,090,257
Short-term borrowings                                                  988,892          733,024
Other liabilities                                                       68,933           52,408
                                                                   -----------      -----------
     Total Liabilities                                               6,193,329        6,087,648

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  65,200,813 shares - 2000;
         70,423,993 shares - 1999                                       13,584           14,672
Surplus                                                                102,162          193,721
Retained earnings                                                      496,951          444,999
Accumulated other comprehensive (loss) income, net of tax                 (470)           2,364
                                                                   -----------      -----------
     Total Shareholders' Equity                                        612,227          655,756
                                                                   -----------      -----------
     Total Liabilities and Shareholders' Equity                    $ 6,805,556      $ 6,743,404
                                                                   ===========      ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                       Three Months Ended         Nine Months Ended
                                                                            Sept. 30,                 Sept. 30,
                                                                      ----------------------    ---------------------
                                                                        2000         1999         2000        1999
                                                                      ---------    ---------    ---------   ---------
Interest Income
Interest and fees on loans                                            $  87,759    $  79,083    $ 255,944   $ 231,882
Interest on securities:
     Taxable interest income                                             34,043       30,668      100,523      88,517
     Interest income exempt from federal income taxes                     1,950        1,584        5,649       4,820
Interest on federal funds sold and securities purchased
     under reverse repurchase agreements                                    661        1,175        1,586       6,893
                                                                      ---------    ---------    ---------   ---------
     Total Interest Income                                              124,413      112,510      363,702     332,112

Interest Expense
Interest on deposits                                                     33,666       25,742       92,005      79,985
Interest on federal funds purchased and securities
     sold under repurchase agreements                                    15,816       18,684       52,103      51,326
Other interest expense                                                   17,614        7,202       42,616      17,774
                                                                      ---------    ---------    ---------   ---------
     Total Interest Expense                                              67,096       51,628      186,724     149,085
                                                                      ---------    ---------    ---------   ---------
Net Interest Income                                                      57,317       60,882      176,978     183,027
Provision for loan losses                                                 2,195        1,593        7,511       6,062
                                                                      ---------    ---------    ---------   ---------

Net Interest Income After Provision for Loan Losses                      55,122       59,289      169,467     176,965

Noninterest Income
Service charges on deposit accounts                                      10,802        9,650       31,157      28,200
Other account charges, fees and commissions                               9,385        8,806       27,771      23,974
Mortgage servicing fees                                                   3,702        3,613       11,040      10,660
Trust service income                                                      3,961        3,598       11,254      10,703
Securities gains (losses)                                                   793       (1,398)       9,355      (1,398)
Other income                                                                670        1,466        4,807       3,880
                                                                      ---------    ---------    ---------   ---------
     Total Noninterest Income                                            29,313       25,735       95,384      76,019

Noninterest Expense
Salaries and employee benefits                                           24,930       24,813       75,363      74,096
Net occupancy - premises                                                  2,635        2,708        7,793       7,717
Equipment expense                                                         3,805        3,914       11,421      10,893
Services and fees                                                         6,271        6,639       19,579      19,374
Amortization of intangible assets                                         2,037        2,630        6,536       7,880
Other expense                                                             6,591        6,939       21,945      20,156
                                                                      ---------    ---------    ---------   ---------
     Total Noninterest Expense                                           46,269       47,643      142,637     140,116
                                                                      ---------    ---------    ---------   ---------
Income Before Income Taxes and Cumulative Effect of a
     Change in Accounting Principle                                      38,166       37,381      122,214     112,868
Income taxes                                                             13,011       12,439       41,913      38,877
                                                                      ---------    ---------    ---------   ---------
Income Before Cumulative Effect of a Change in Accounting Principle      25,155       24,942       80,301      73,991
Cumulative effect of a change in accounting principle, net of tax                                  (2,464)
                                                                      ---------    ---------    ---------   ---------
Net Income                                                            $  25,155    $  24,942    $  77,837   $  73,991
                                                                      =========    =========    =========   =========

Earnings Per Share
Basic and diluted earnings per share before cumulative effect
     of a change in accounting principle                              $    0.37    $    0.35    $    1.16   $    1.03
Cumulative effect of a change in accounting principle, net of tax                                   (0.03)
                                                                      ---------    ---------    ---------   ---------
Earnings per share - basic and diluted                                $    0.37    $    0.35    $    1.13   $    1.03
                                                                      =========    =========    =========   =========


See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                          2000         1999
                                                        ---------    ---------

Balance, January 1,                                     $ 655,756    $ 651,876
Comprehensive income:
     Net income per consolidated statements of income      77,837       73,991
     Net change in unrealized losses on
       securities available for sale, net of tax           (2,559)     (11,597)
     Net change in accumulated net losses on cash
       flow hedges, net of tax                               (275)
                                                        ---------    ---------
          Comprehensive income                             75,003       62,394
Repurchase and retirement of common stock                 (92,647)     (44,457)
Cash dividends paid                                       (25,885)     (22,703)
Common stock issued in business combination                             18,919
Common stock issued - long-term incentive plan                            (161)
                                                        ---------    ---------
Balance, September 30,                                  $ 612,227    $ 665,868
                                                        =========    =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                           2000           1999
                                                                         ---------    ---------
Operating Activities
Net income                                                               $  77,837    $  73,991
Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses                                            7,511        6,062
        Depreciation and amortization                                       15,812       15,820
        Net (accretion) amortization of securities                          (1,588)         681
        Securities (gains) losses                                           (9,355)       1,398
        Cumulative effect of a change in accounting principle                3,820
        Net increase in intangible assets                                   (7,054)      (9,422)
        Net decrease (increase) in deferred income taxes                     2,141          (36)
        Net increase in other assets                                       (25,410)      (8,715)
        Net increase in other liabilities                                   16,080          784
        Other operating activities, net                                     (2,088)      (1,908)
                                                                         ---------    ---------
Net cash provided by operating activities                                   77,706       78,655

Investing Activities
Proceeds from calls and maturities of securities available for sale        116,123       73,272
Proceeds from calls and maturities of securities held to maturity          157,897      314,069
Proceeds from sales of securities available for sale                       144,726       49,014
Proceeds from sales of trading securities                                  130,575        1,048
Purchases of securities available for sale                                (322,750)    (107,678)
Purchases of securities held to maturity                                  (163,968)    (483,448)
Net decrease in federal funds sold and securities
     purchased under reverse repurchase agreements                          13,279       83,838
Net increase in loans                                                     (100,733)    (229,321)
Purchases of premises and equipment                                         (8,444)     (15,687)
Proceeds from sales of premises and equipment                                  146           31
Proceeds from sales of other real estate                                     3,183        1,701
Cash received in business combination                                                     6,358
                                                                         ---------    ---------
Net cash used by investing activities                                      (29,966)    (306,803)

Financing Activities
Net increase (decrease) in deposits                                         36,406     (198,185)
Net (decrease) increase in federal funds purchased and securities sold
     under repurchase agreements                                          (203,118)     218,664
Net increase in short-term borrowings                                      255,868      260,818
Cash dividends                                                             (25,885)     (44,618)
Common stock transactions, net                                             (92,647)     (22,703)
                                                                         ---------    ---------
Net cash (used) provided by financing activities                           (29,376)     213,976
                                                                         ---------    ---------
Increase (decrease) in cash and cash equivalents                            18,364      (14,172)
Cash and cash equivalents at beginning of period                           279,957      312,527
                                                                         ---------    ---------
Cash and cash equivalents at end of period                               $ 298,321    $ 298,355
                                                                         =========    =========


See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - LOANS
        The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30, ($ in thousands):

                                                            2000        1999
                                                          --------    --------
Balance at beginning of year                              $ 65,850    $ 66,150
Provision charged to expense                                 7,511       6,062
Loans charged off                                          (12,658)    (10,523)
Recoveries                                                   5,147       4,161
                                                          --------    --------
Balance at end of period                                  $ 65,850    $ 65,850
                                                          ========    ========

        At September 30, 2000 and 1999, the carrying amounts of nonaccrual loans were $14.6 million and $16.2 million, respectively. Included in these nonaccrual loans at September 30, 2000 and 1999, are loans that are considered to be impaired and totaled $11.2 million and $12.6 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the third quarter of 2000 and 1999 were $11.3 million and $11.0 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the third quarter of 2000 or 1999.

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

                                               Three Months Ended        Nine Months Ended
                                                  September 30,           September 30,
                                            -----------------------   -----------------------
                                               2000         1999         2000         1999
                                            ----------   ----------   ----------   ----------
Weighted Average Shares Outstanding
         Basic                              67,984,126   71,852,672   68,892,433   72,172,543
         Diluted                            68,036,360   71,905,462   68,935,738   72,217,268

NOTE 6 - STATEMENTS OF CASH FLOWS
        Trustmark paid income taxes of $28.8 million and $41.0 million during the nine months ended September 30, 2000 and 1999, respectively. Interest paid on deposit liabilities and other borrowings totaled $182.0 million in the first nine months of 2000 and $152.1 million in the same period in 1999. For the nine months ended September 30, 2000 and 1999, noncash transfers into foreclosed properties were $3.7 million and $1.7 million, respectively.

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

        Trustmark uses derivatives designated as cash flow hedges to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. Trustmark regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date into mortgage-backed securities. Realized gains and losses on forward contracts and the sale of mortgage loans in the secondary market are recorded upon the settlement of the related forward contract and included in other income.
        On January 1, 2000, Trustmark adopted SFAS No. 133. As allowed by SFAS No. 133, at the date of initial application of this statement, Trustmark transferred held to maturity securities with an amortized cost of $237.5 million and a market value of $237.8 million into the available for sale category. In addition, Trustmark transferred held to maturity securities with an amortized cost of $135.1 million and a market value of $131.2 million into the trading category. The effect of adopting SFAS No. 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $2.5 million (net of taxes) during the first quarter of 2000. In order to offset the effect of adopting SFAS No. 133, Trustmark sold available for sale equity securities which resulted in realized gains in the first quarter of $4.6 million or an after tax gain of $2.9 million. These separate transactions allowed Trustmark to reposition the investment portfolio as well as provide additional liquidity for investment opportunities in a potentially higher yielding market environment while having an insignificant impact on consolidated net income for the first nine months of 2000.

NOTE 8 - SEGMENT INFORMATION
        Trustmark has three reportable segments: Retail Banking, Commercial Banking and Financial Services. Retail Banking delivers a full range of financial products and services to individuals and small businesses through Trustmark's extensive branch network. Commercial Banking provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect auto financing and other specialized lending services. Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. Treasury & Other consists of asset/liability management activities that include the investment portfolio and the related gains (losses) on sales of securities. Treasury & Other also includes operational unit expenses along with other related corporate overhead.
        The following tables disclose financial information by segment for the periods ended September 30, 2000 and 1999.

Trustmark Corporation and Subsidiaries
Segment Information
($'s in thousands)
(Unaudited)

                                                        Retail      Commercial      Financial      Treasury
                                                        Banking       Banking       Services        & Other         Total
                                                      -----------   -----------    -----------    -----------    -----------
    For the three months ended Sept. 30, 2000
--------------------------------------------------
Net interest income from external customers           $     6,382   $    32,613    $    12,061    $     6,261    $    57,317
Internal funding                                           24,291       (23,649)        (5,462)         4,820              0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        30,673         8,964          6,599         11,081         57,317
Provision for loan losses                                   1,411           400            384                         2,195
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        29,262         8,564          6,215         11,081         55,122
Noninterest income                                         12,814           115         14,252          2,132         29,313
Noninterest expenses                                       27,244         4,054         12,173          2,798         46,269
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 14,832         4,625          8,294         10,415         38,166
Income taxes                                                5,117         1,597          2,901          3,396         13,011
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $     9,715   $     3,028    $     5,393    $     7,019    $    25,155
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,130,195   $ 1,509,800    $   858,679    $ 2,297,017    $ 6,795,691
     Depreciation and amortization                    $     1,041   $        49    $     1,469    $     2,533    $     5,092


    For the three months ended Sept. 30, 1999
--------------------------------------------------
Net interest income from external customers           $     9,606   $    27,105    $     4,216    $    19,955    $    60,882
Internal funding                                           22,506       (18,194)         3,270         (7,582)             0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        32,112         8,911          7,486         12,373         60,882
Provision for loan losses                                   1,379           242            438           (466)         1,593
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        30,733         8,669          7,048         12,839         59,289
Noninterest income                                         11,449           122         13,580            584         25,735
Noninterest expenses                                       28,555         3,705         11,633          3,750         47,643
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 13,627         5,086          8,995          9,673         37,381
Income taxes                                                4,700         1,754          3,004          2,981         12,439
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $     8,927   $     3,332    $     5,991    $     6,692    $    24,942
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,234,315   $ 1,230,544    $   828,882    $ 2,280,649    $ 6,574,390
     Depreciation and amortization                    $       898   $        59    $     1,744    $     2,756    $     5,457


Trustmark Corporation and Subsidiaries
Segment Information
($'s in thousands)
(Unaudited)

                                                        Retail      Commercial      Financial      Treasury
                                                        Banking       Banking       Services        & Other         Total
                                                      -----------   -----------    -----------    -----------    -----------
    For the nine months ended Sept. 30, 2000
--------------------------------------------------
Net interest income from external customers           $    22,814   $    94,819    $    35,152    $    24,193    $   176,978
Internal funding                                           70,238       (67,641)       (14,708)        12,111              0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        93,052        27,178         20,444         36,304        176,978
Provision for loan losses                                   4,934         1,163          1,414                         7,511
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        88,118        26,015         19,030         36,304        169,467
Noninterest income                                         37,296           431         43,922         13,735         95,384
Noninterest expenses                                       83,577        11,699         36,017         11,344        142,637
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes and cumulative
     effect of change in accounting principle              41,837        14,747         26,935         38,695        122,214
Income taxes                                               14,440         5,092          9,428         12,953         41,913
                                                      -----------   -----------    -----------    -----------    -----------
Income before cumulative effect
     of change in accounting principle                     27,397         9,655         17,507         25,742         80,301
Cumulative effect of change
     in accounting principle                                                                           (2,464)        (2,464)
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $    27,397   $     9,655    $    17,507    $    23,278    $    77,837
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,139,857   $ 1,494,382    $   862,609    $ 2,275,233    $ 6,772,081
     Depreciation and amortization                    $     3,141   $       155    $     4,273    $     8,243    $    15,812


    For the nine months ended Sept. 30, 1999
--------------------------------------------------
Net interest income from external customers           $    24,197   $    78,350    $    12,335    $    68,145    $   183,027
Internal funding                                           71,662       (51,358)        10,793        (31,097)             0
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        95,859        26,992         23,128         37,048        183,027
Provision for loan losses                                   3,840           934          1,288                         6,062
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        92,019        26,058         21,840         37,048        176,965
Noninterest income                                         33,832           429         39,048          2,710         76,019
Noninterest expenses                                       84,513        10,857         34,359         10,387        140,116
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 41,338        15,630         26,529         29,371        112,868
Income taxes                                               14,267         5,392          9,332          9,886         38,877
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $    27,071   $    10,238    $    17,197    $    19,485    $    73,991
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
     Average assets                                   $ 2,102,347   $ 1,296,444    $   812,886    $ 2,319,861    $ 6,531,538
     Depreciation and amortization                    $     2,776   $       178    $     5,237    $     7,629    $    15,820

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

FINANCIAL SUMMARY
        For the third quarter of 2000, Trustmark's net income totaled $25.2 million, compared with $24.9 million for the third quarter of 1999. Basic and diluted earnings per share were $0.37 for the third quarter of 2000, compared with $0.35 for the third quarter of 1999, an increase of 5.7%. For the three months ended September 30, 2000, Trustmark recorded a return on average assets of 1.47%, a return on average equity of 15.09% and a core efficiency ratio of 52.60%. For the third quarter of 1999, Trustmark recorded a return on average assets of 1.51%, a return on average equity of 14.90% and a core efficiency ratio of 53.04%
        For the nine months ended September 30, 2000, Trustmark's net income totaled $77.8 million compared with $74.0 million for the comparable period in 1999. Basic and diluted earnings per share were $1.13 for the first nine months of 2000, compared to $1.03 for the first nine months of 1999, an increase of 9.7%. Trustmark's performance for the nine months ended September 30, 2000, resulted in a return on average assets of 1.54%, a return on average equity of 15.76% and a core efficiency ratio of 52.71%. For the nine months ended September 30, 1999, Trustmark recorded a return on average assets of 1.51%, a return on average equity of 15.11% and a core efficiency ratio of 52.69%.
        At September 30, 2000, Trustmark reported total loans of $4.111 billion, total assets of $6.806 billion, total deposits of $3.961 billion and shareholders' equity of $612 million.

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

Market/Interest Rate Risk Management
        The primary purpose in managing interest rate risk is to effectively invest capital and preserve the value created by the core business units. Trustmark utilizes an investment portfolio as well as off-balance sheet instruments to manage the interest rate risk naturally created through its business activities. The primary tool utilized by the Asset/Liability Committee is a modeling system that provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

o  Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.
o Yield curve twist of +/- 2 standard deviations of the change in spread of the three-month treasury bill and the 10-year treasury note yields.
o Basis risk scenarios where federal funds/LIBOR spread widens and tightens to the high and low spread determined by using 2 standard deviations.
o Prepayment risk scenarios where projected prepayment speeds in up-and-down 200 basis point rate scenarios are compared to current projected prepayment speeds.

        Static gap analysis is a relatively straightforward tool for interest rate risk measurement used mainly in highlighting significant short-term repricing volume mismatches. Utilized in the table below are Management's assumptions relating to prepayments of certain loans and securities as well as the maturity for rate sensitive assets and liabilities. The following table presents Trustmark's rate sensitivity static gap analysis at September 30, 2000 ($ in thousands):

                                               Interest Sensitive Within
                                               --------------------------
                                                  90 days      One Year
                                               -----------    -----------
Total rate sensitive assets                    $ 1,671,485    $ 2,722,979
Total rate sensitive liabilities                 2,958,225      4,118,764
                                               -----------    -----------
     Net gap                                   ($1,286,740)   ($1,395,785)
                                               ===========    ===========

        The analysis indicates a negative gap position over the next three and twelve-month periods which indicates that Trustmark would benefit somewhat from a decrease in market interest rates. Although short-term rates have increased, Management believes there is adequate flexibility to alter the overall rate sensitivity structure as necessary to minimize exposure to these changes.
        During the third quarter of 2000, Trustmark began a hedge strategy, which will be implemented over time. The intent of utilizing these off-balance sheet instruments is to reduce the risk associated with the effects of excess interest rate cycles. Trustmark will primarily use hedge instruments, which are structured to limit the potential for market loss. During the quarter ended September 30, 2000, Trustmark purchased, a 5-year term floor contract in a notional amount of $100 million. During October 2000, Trustmark purchased a 5-year cap contract in a notional amount of $100 million. Trustmark will continue hedging strategies as market conditions allow.

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

EARNING ASSETS
        Earning assets are composed of loans, securities, federal funds sold, securities purchased under resale agreements and trading account assets, which are the primary revenue streams for Trustmark. At September 30, 2000, earning assets were $6.241 billion, or 91.70% of total assets, compared with $6.219 billion, or 92.22% of total assets at December 31, 1999.

Loans
        Loans are Trustmark's largest group of earning assets and represented 65.9% of earning assets at September 30, 2000, compared with 64.6% at December 31, 1999. At September 30, 2000, loans totaled $4.111 billion compared to $4.015 billion at year-end 1999, an increase of $95.8 million, or 2.4%. During the second quarter of 2000, Trustmark sold $77 million in student loans. This sale was undertaken in order to take advantage of favorable market conditions for the sale of loans with below market interest rates and to provide liquidity to reposition the portfolio in a higher interest rate environment. Excluding the sale of student loans, loan growth would be $172.8 million, or 4.3%, when comparing September 30, 2000 with year-end 1999. Additional growth during the first three quarters was due to the introduction of Trustmark's Business Advantage, a tailored package of financial and discounted business services, with a target market of firms with annual sales up to $3 million. Other loan growth continues to be well diversified.
        Trustmark's lending policies have consistently produced strong quality assets. One measure of asset quality in the financial services industry is the level of nonperforming assets. Trustmark's nonperforming assets at September 30, 2000 and December 31, 1999 are shown in the following table ($ in thousands):

                                           Sept. 30,  Dec. 31,
                                             2000       1999
                                           -------    -------
Nonaccrual and restructured loans          $14,649    $16,671
Other real estate (ORE)                      2,619      1,987
                                           -------    -------
     Total nonperforming assets            $17,268    $18,658
                                           =======    =======

Accruing loans past due 90 days or more    $ 2,619    $ 2,043
                                           =======    =======

Nonperforming assets/total loans and ORE      0.42%      0.46%
                                           =======    =======

        As indicated in the preceding table, the volume of nonperforming assets at September 30, 2000 reflects a slight decrease from December 31, 1999, and continues to compare favorably to those of peer banks. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
        The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb probable losses within the loan portfolio, plus losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared quarterly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis considers identified impairment, as well as historical loss experience in relation to volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors. The allowance for loan losses was $65.9 million at September 30, 2000 and December 31, 1999, representing 1.60% and 1.64%, respectively, of total loans outstanding.
        Net charge-offs were $7.5 million, or 0.25% of average loans, for the nine months ended September 30, 2000, compared with $6.4 million, or 0.22% of average loans, for the same period in 1999. Trustmark's level of net charge-offs to average loans continues to compare favorably to those of peer banks.

Securities
        The securities portfolio is utilized to provide a quality investment alternative for available funds, a stable source of interest income and collateral on pledges for public deposits and securities sold under agreements to repurchase. At September 30, 2000, Trustmark's securities portfolio totaled $2.114 billion, a decrease of $60.3 million or 2.8% from December 31, 1999. This decrease can be directly attributed to the adoption of SFAS No. 133 and subsequent transfer of $135 million in held to maturity securities to the trading account. As a percentage of earning assets, the decrease in the securities portfolio from 35.0% at December 31, 1999 to 33.9% at September 30, 2000 also reflects this transfer.

        As seen in Note 7 of Notes to Consolidated Financial Statements, on January 1, 2000, Trustmark adopted SFAS No. 133. As allowed by SFAS No. 133, at the date of initial application of this statement, Trustmark transferred held to maturity securities with an amortized cost of $237.5 million and a market value of $237.8 million into the available for sale category. In addition, Trustmark transferred held to maturity securities with an amortized cost of $135.1 million and a market value of $131.2 million into the trading category. The effect of adopting SFAS No. 133 is shown as a cumulative effect of a change in accounting principle and reduced net income by $2.5 million (net of taxes) during the first quarter of 2000. In order to offset the effect of adopting SFAS No. 133, Trustmark sold available for sale equity securities which resulted in realized gains in the first quarter of $4.6 million or an after tax gain of $2.9 million. These separate transactions allowed Trustmark to reposition the investment portfolio as well as provide additional liquidity for investment opportunities in a potentially higher yielding market environment while having an insignificant impact on consolidated net income for the first nine months of 2000.
        Management continues to stress asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 84% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.
        Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At September 30, 2000, HTM securities totaled $1.018 billion and represented 48.2% of the total portfolio, compared to a total of $1.391 billion representing 64.0% of the total portfolio at the end of 1999.
        Available for sale (AFS) securities are reported at their estimated fair value with unrealized gains or losses recognized, net of tax, in accumulated other comprehensive income, a separate component of shareholders' equity. At September 30, 2000, securities available for sale totaled $1.096 billion, which represented 51.8% of the securities portfolio, an increase from 39.9% at year-end 1999. The valuation adjustment to decrease fair value at September 30, 2000 was $316 thousand, compared to a valuation adjustment to increase fair value at December 31, 1999 of $3.8 million. During the quarter ended September 30, 2000, Trustmark sold $138 million of AFS securities to reduce dependence on wholesale funding. Trustmark will continue to maintain sufficient balances of AFS securities to ensure flexibility in funding decisions.

Other Earning Assets
        Federal funds sold and securities purchased under reverse repurchase agreements were $16.3 million at September 30, 2000, a decrease of $13.3 million when compared with year-end 1999. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
        Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities it serves. Total deposits were $3.961 billion at September 30, 2000, compared to $3.925 billion at December 31, 1999. Time deposits at December 31, 1999 contained a $100 million public CD that matured in January 2000. By excluding this time deposit from the year-end balance, growth in deposits would be approximately $136 million for the first nine months of 2000. As a component of total deposits, all categories remained stable during the first nine months of 2000 with the exception of time deposits, which increased as a result of promotions begun during the third quarter of 2000.
        While the deposit base has remained relatively stable, Trustmark has changed its mix of short-term borrowings as funding shifted from overnight term fed funds to short-term borrowings due to yield curve opportunities. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, Federal Home Loan Bank (FHLB) borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $2.163 billion at September 30, 2000, an increase of $53 million compared to $2.110 billion at December 31, 1999. Trustmark continues to search for reasonably priced funding alternatives by evaluating new deposit products and an additional brokered CD program. Significant funding remains available through FHLB borrowings.

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

SHAREHOLDERS' EQUITY
        At September 30, 2000, Trustmark had shareholders' equity of $612.2 million, compared with $655.8 million at year-end 1999, a decrease of $43.5 million. The decline is directly related to the common stock repurchase program, which is described below. The shareholders' equity to assets ratio was 9.00% at September 30, 2000, compared with 9.72% at December 31, 1999. Trustmark's book value was $9.39 at September 30, 2000, compared to $9.31 at December 31, 1999.

Regulatory Capital
        Trustmark and Trustmark National Bank (the Bank) are subject to minimum capital requirements, which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and the Bank.
        Management believes, as of September 30, 2000, that Trustmark and the Bank meet all capital adequacy requirements to which they are subject. At September 30, 2000, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well-capitalized. To be categorized in this manner, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in the applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected the Bank's present classification.

        Actual and minimum regulatory capital amounts and ratios at September 30, 2000, for Trustmark and the Bank are as follows ($ in thousands):

                                                    Actual             Minimum Regulatory
                                               Regulatory Capital       Capital Required
                                               ------------------      ------------------
                                                Amount      Ratio       Amount      Ratio
                                               --------    ------      --------     -----
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $642,045    15.23%      $337,267     8.00%
     Trustmark National Bank                   $635,174    15.07%      $337,137     8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $588,763    13.97%      $168,634     4.00%
     Trustmark National Bank                   $582,334    13.82%      $168,569     4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                     $588,763     8.69%      $203,145     3.00%
     Trustmark National Bank                   $582,334     8.60%      $203,098     3.00%

Common Stock Repurchase Program
        In November 1998, Trustmark implemented a capital management plan, which authorized the repurchase of up to 7.5%, or 5.46 million shares of common stock. Trustmark concluded this plan during the quarter ended September 30, 2000
        On July 11, 2000, Trustmark's Board of Directors authorized the repurchase of up to an additional 5.0%, or approximately 3.4 million shares, of common stock, with implementation to begin upon the conclusion of the original program. The new program, which began during the third quarter of 2000, continues to be subject to market conditions and management discretion.
        On September 12, 2000, Trustmark's Board of Directors authorized the repurchase of 3.35 million shares in a privately negotiated transaction in addition to the other programs discussed in the preceding paragraphs. This purchase was completed on September 14, 2000.
        Since implementation of these plans, Trustmark has purchased approximately 8.4 million shares of common stock, including 3.6 million in the third quarter of 2000. These programs have allowed Trustmark to increase the return on equity to shareholders, while maintaining sufficient capital levels and related ratios to satisfy regulatory requirements.

Dividends
        Cash dividends paid during the first nine months of 2000 totaled $25.9 million, an increase of $3.2 million or 14.0%, from $22.7 million paid during the same period in 1999. The payout ratio of cash dividends paid to net income was 33.19% in the first nine months of 2000 and 30.58% for the same period in 1999. Dividends per share were $0.375 per share for the first nine months of 2000, 19.0% higher than the $0.315 per share paid in the same period of 1999.

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
                                                          Nine Months
                                                        Ended Sept. 30,
                                                        ---------------
                                                        2000      1999
                                                        -----     -----
        Yield on interest-earning assets-FTE            7.91%     7.53%
        Rate on interest-bearing liabilities            3.99%     3.33%
                                                        -----     -----
        Net interest margin-FTE                         3.92%     4.20%
                                                        =====     =====

        For the nine  months  ended  September  30,  2000,  NII  decreased  $6.0 million, or 3.3%, when compared with the same period in 1999. Average interest-earning assets for the first nine months of 2000 were $6.251 billion, compared to $5.995 billion for the first nine months of 1999, an increase of $256 million or 4.3%. The average interest-earning asset growth is attributable to a 7.2% increase in average loans and a 6.4% increase in average securities, when comparing the first nine months of 2000 to the same period in 1999. This combination resulted in growth in interest income of $31.6 million, or 9.5%, when comparing the first nine months of 2000 to the same period in 1999. The growth in interest income, however, was offset by an increase in funding costs that resulted from a change in the mix of interest-bearing liabilities. While average interest-bearing deposits increased 1.8% when comparing the first nine months of 2000 with the same period in 1999, average short-term borrowings increased 10.0%. This growth, combined with a rising short-term interest rate environment, resulted in an increase in interest expense for the first nine months of 2000 of $37.6 million, or 25.2%, when compared to the same time period in 1999.

Provision for Loan Losses
        The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent write-offs in the loan portfolio. Factors considered in the assessment include identified impairment, growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. During the first nine months of 2000, Trustmark's provision totaled $7.5 million, compared to $6.1 million for the same period in 1999. This increase is primarily due to an $800 thousand direct charge-off related to a specific credit, which occurred during the second quarter of 2000. The provision to average loans was 0.25% for the first nine months of 2000, compared to 0.21% for the same period in 1999. Trustmark's ratio of the provision for loan losses to average loans continues to compare favorably with those of peer banks.

Noninterest Income
        Trustmark stresses the importance of growth in noninterest income as one of its key long-term strategies. This was accomplished during the first nine months of 2000, as noninterest income, excluding securities gains/losses, increased $8.6 million, or 11.1%, when compared with the first nine months of 1999. The Bottrell business combination completed during 1999 contributed $2.3 million to the increase in noninterest income for 2000. Excluding the Bottrell business combination, noninterest income growth would be 8.1% for the nine months ended September 30, 2000. Other growth in noninterest income can be attributed to fees earned from deposit products and services.
        Service charges for deposit products and services has been the single largest component of noninterest income and totaled $31.2 million in the first nine months of 2000, compared to $28.2 million for the same period in 1999. This 10.5% increase in service charges has been the result of Trustmark's expansion of customer relationships, combined with new product offerings.
        The second largest component of noninterest income has been other account charges, fees and commissions, totaling $27.8 million in the first nine months of 2000, compared to $24.0 million during the same period in 1999. This 15.8% increase is due to Trustmark's expansion of its insurance line of business by acquiring Bottrell in 1999 and expanding the sales of annuity products. This combination of new products and services contributed $2.5 million to the growth of other account charges, fees and commissions during the first nine months of 2000.
        Other income totaled $4.8 million for the first nine months of 2000, compared to $3.9 million for the same period in 1999. Contributing to the change in other income was $1.3 million in nontaxable benefits received on a key man life insurance policy and a $2.1 million gain from the sale of student loans which offset a market write-down of $669 thousand on trading account securities and a reduction in gain on sale of mortgage loans of $1.5 million. The decrease in gain on sale of loans can be attributed to a higher interest rate environment, which impaired the sale of mortgage loans.
        Securities gains totaled $9.4 million for the first nine months of 2000. During the first six months of 2000, securities gains of $8.5 million were realized from sales of AFS equity securities. These gains were used to offset the effect of adopting SFAS No. 133 in addition to providing additional revenue. During the third quarter of 2000, securities gains totaled $793 thousand from the sale of U.S. Treasury securities with takeout yields below current funding costs. Subsequently, these proceeds were used to reduce borrowings. During the first nine months of 2000, there were no sales of securities held to maturity.

Noninterest Expense
        Total noninterest expense increased $2.5 million, or 1.8%, in the first nine months of 2000, when compared to the same period in 1999. Total noninterest expense was $142.6 million in the first nine months of 2000, compared with $140.1 million during the same period in 1999. The Bottrell business combination completed during 1999 contributed $1.7 million to this increase in noninterest expense for the first nine months of 2000.
        The efficiency ratio, which is total noninterest expense as a percentage of tax equivalent net interest income plus noninterest income, is a primary measure of the effectiveness of noninterest expense control. During 2000, Trustmark continues to exceed its corporate goal of an efficiency ratio of 55% or less with an efficiency ratio of 52.71%. This compared with an efficiency ratio of 52.69% for the first nine months of 1999.

        Salaries and employee benefits, which represent the largest category of noninterest expense, were $75.4 million in the first nine months of 2000, an increase of $1.3 million, or 1.7%, when compared to the first nine months of 1999. The Bottrell acquisition contributed $1.1 million to this increase in salaries and employee benefits during 2000. At September 30, 2000, Trustmark had 2,245 full-time equivalent employees, compared to 2,311 at September 30, 1999.
        Other expenses were $21.9 million in the first nine months of 2000, an increase of $1.8 million, or 8.9%, when compared to the first nine months of 1999. Litigation settlements of $1.6 million, which were completed during the second quarter of 2000, were a primary portion of the increase in other expenses during 2000. These claims have reached final resolution and pose no future threat to results of operations.
        All other expense categories remained well controlled for the first nine months of 2000, as evidenced by a decrease of $535 thousand, or 1.2%, when compared to the same time period in 1999. Management will continue to closely monitor the level of noninterest expense as part of its strategic plan to improve the profitability of Trustmark.

Income Taxes
        For the nine months ended September 30, 2000, Trustmark's combined effective tax rate was 34.3%, compared with 34.4% for the first nine months of 1999. The small decrease in Trustmark's effective tax rate is due primarily to a small change in various permanent differences as a percentage of pre-tax income.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
        There were no material developments for the quarter ended September 30, 2000, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6.  Exhibits  and  Reports  on Form 8-K
         1. The  following  exhibits  are included herein:

            (27) Financial Data Schedule

         2. On  September  12,  2000,  Trustmark  filed a  report  on Form  8-K
            announcing   the  repurchase of 3.35 million  shares of  Trustmark's
            common stock from the Luckyday Foundation in a cash transaction valued at $58.6 million.

            There were no other reports on Form 8-K filed during the third quarter of 2000.

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

                              TRUSTMARK CORPORATION


BY:   /s/ Richard G. Hickson                   BY:   /s/ Gerard R. Host
      ----------------------                         ------------------
      Richard G. Hickson                             Gerard R. Host
      President & Chief                              Treasurer (Principal
      Executive Officer                              Financial Officer)

DATE: November 9, 2000                         DATE: November 9, 2000

                                  EXHIBIT INDEX


Exhibit Number                                             Description
--------------                                       -----------------------
     27                                              Financial Data Schedule