Form 10-K
period 2000-12-31
TRUSTMARK CORP
filed 2001-03-30
CIK 36146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000
                        or
(   )   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

Based on the closing sales price of February 16, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,127,488,380.

As of March 1, 2001, there were issued and outstanding 64,367,022 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Registrant's 2000 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated March 9, 2001 (Part III).

                              TRUSTMARK CORPORATION

                                    FORM 10-K

                                      INDEX

PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Securities Holders

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder
             Matters
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements with Accountants On Accounting and
             Financial Disclosure

PART III

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968, and commenced doing business in November 1968. Trustmark's primary business activities are conducted through its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned nonbanking subsidiaries. The Bank accounts for substantially all of the assets and revenues of Trustmark. Chartered by the State of Mississippi in 1889, the Bank is also headquartered in Jackson, Mississippi. As of February 28, 2001, the Bank and its subsidiaries employed approximately 2,273 full-time equivalent employees. Neither Trustmark nor the Bank has any foreign activities. Trustmark also owns all of the stock of F.S. Corporation and First Building Corporation, both nonbank Mississippi corporations, which are primarily dormant and not considered significant subsidiaries.
         Through its subsidiaries, Trustmark operates as a financial services organization providing banking, investment and insurance solutions to corporate, institutional and individual customers within the state of Mississippi. Trustmark engages in business through its three reportable segments: Retail Banking, Commercial Banking and Financial Services.

Retail Banking
         Retail Banking provides a full range of financial products and services to individuals and small business customers through Trustmark's 130 branch locations located in 50 Mississippi communities. Customers may access automated teller machines (ATM) through Trustmark's network of 155 locations throughout Mississippi, in addition to other ATM networks. TrustTouch services allow customers to access detailed account information, via a toll free number 24 hours a day and TrustTouchpc services offer customers the flexibility to access account information as well as the ability to process transactions 24 hours a day via computer. Trustmark provides Retail Banking customers with various personal loan products and small business loans. Trustmark also lends to moderate and lower income homeowners through Community Reinvestment Act programs such as the Downpayment Assistance Program and Farmers Home Multi-Family Home Program.
         Trustmark recognizes the significant impact small businesses have on our market and have addressed these needs through the creation of a specialized Business Banking group, which provides banking, investment and insurance solutions to businesses with annual sales of up to $3 million. The Bank at Work program serves as an alternative delivery channel that provides banking services on-site to businesses employing over 100 people.

Commercial Banking
         Commercial Banking provides various financial products and services to corporate and middle market clients through the Bank's Commercial Lending, Commercial Real Estate, Indirect Lending and Private Banking groups. One of the newest products offered is Business Advantage, designed to give businesses a total package of business savings, financial management and convenient services in one comprehensive package, when combined with a regular commercial or small business checking account. To better meet the unique credit needs of larger businesses, the Commercial Lending group has created relationship managers to work primarily with local middle market firms, specialized industries, as well as, large regional and national firms.
         Trustmark continues to be active in automobile finance directly, throughout its extensive branch network and through a long-established indirect network of automobile dealers.

Financial Services
         Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. With $7.0 billion in trust assets under administration, Trustmark's Trust Department offers a full line of asset management and custodial services through its Personal Trust, Employee Benefit and Corporate Trust groups. The Wealth Management Group was established during 2000, to provide customized solutions for affluent customers by integrating investment management, estate planning, insurance products and private banking.
         Trustmark's Correspondent Banking Department maintains relationships with independent banks across the state, providing competitively priced cash management services, financing and clearing services. Trustmark's public services bankers offer cash management products, loans and investment services tailored for the needs of public entities such as state agencies, municipal government and school districts.
         Included in Financial Services is Trustmark's proprietary mutual fund family, Performance Funds. During 2000, Trustmark introduced the Leaders Equity Fund, comprised of both growth stocks and value stocks, as the newest addition to the Performance Funds. The seven mutual funds are designed and managed by Trustmark investment professionals and are offered through Trustmark Financial Services, Inc. (TFSI), the Bank's full service brokerage subsidiary.
         Trustmark experienced continued growth during 2000 in insurance related products, offered by The Bottrell Insurance Agency, Inc. (Bottrell), the Bank's insurance subsidiary. Bottrell provides a variety of risk management services to businesses across Mississippi, in addition to a full range of personal insurance products.
         Additional information on Trustmark's segments can be found in Note 16, "Segment Information," (page 37) included in Trustmark's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Business Combinations
         On December 13, 2000, Trustmark entered into a definitive agreement to acquire Barret Bancorp, Inc. (Barret) in Millington, Tennessee. With assets of $516 million, Barret is the holding company for Peoples Bank in Millington, Tennessee, and Somerville Bank and Trust Company in Somerville, Tennessee. Trustmark will pay $51.2 million in cash and will issue from 2.4 to 3.3 million shares of its common stock in the transaction, which will be accounted for under the purchase method of accounting. The acquisition is subject to the approval of Barret shareholders and regulatory authorities and is expected to be completed in the second quarter of 2001.

COMPETITION

         Changes in regulation, technology and product delivery systems have resulted in an increasingly competitive environment. Trustmark and its subsidiaries compete with other local, regional and national providers of banking, investment and insurance products and services such as other bank holding companies, commercial and state banks, savings and loan associations, consumer finance companies, mortgage companies, insurance agencies, brokerage firms, credit unions and financial service operations of major retailers. Trustmark competes in its markets by offering quality and innovative products and services at competitive prices. Within Trustmark's market area, none of the competitors are dominant.

SUPERVISION AND REGULATION

         The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Trustmark.

General
         Trustmark is a registered bank holding company under the Bank Holding Company Act (BHC) of 1956, as amended. As such, Trustmark and its nonbank subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve Board. In addition, as part of Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to subsidiary banks and to maintain resources adequate to support each subsidiary bank. Under the BHC Act, bank holding companies generally may not own or control more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board's prior approval. The BHC Act also prohibits the acquisition by a bank holding company of more than 5% of the outstanding voting shares of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking. Trustmark is also subject to regulation by the State of Mississippi under its laws of incorporation. In addition to the impact of regulation, Trustmark and its subsidiaries may be affected by legislation which can change banking statutes in substantial and unexpected ways, and by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.
         The Bank is a national banking association and, as such, is subject to regulation primarily by the Office of the Comptroller of the Currency (OCC) and, secondarily, by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board and the Mississippi Department of Banking. Almost every area of the operations and financial condition of the Bank is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services.
         The Bank's nonbanking subsidiaries are subject to a variety of state and federal laws. TFSI, the Bank's full service brokerage subsidiary, is subject to supervision and regulation by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., state securities regulators and the various exchanges through which it conducts business. Bottrell is subject to the insurance laws and regulations of the states in which it is active. Trustmark's nonbanking subsidiaries are supervised by the Federal Reserve Board.
         Trustmark is also under the jurisdiction of the SEC for matters relating to the offering and sale of its securities. Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

Capital Adequacy
         Trustmark is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The OCC imposes similar capital requirements and guidelines on the Bank. These capital guidelines involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.
         Trustmark and the Bank are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively. At December 31, 2000, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 14.05% and 15.31% of its total risk-weighted assets, respectively. At December 31, 2000, the Bank also exceeded both requirements with Tier 1 capital and total capital equal to 13.97% and 15.22% of its total risk-weighted assets, respectively.

         The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating. At December 31, 2000, Trustmark's leverage ratio was 8.79%. At December 31, 2000, the Bank's leverage ratio was 8.75%.
         Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 2000, the most recent notification from the OCC categorized the Bank as well capitalized based on the prompt corrective action ratios and guidelines described above.

Payment of Dividends and Other Restrictions
         There are various legal and regulatory provisions, which limit the amount of dividends the Bank can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. During the fourth quarter of 2000, the Bank applied for and received approval from its regulators to pay an additional $60.0 million in dividends to continue the capital management plan, as discussed in Note 13, "Shareholders' Equity," included in Trustmark's 2000 Annual Report to Shareholders. Also, in connection with the pending Barret acquisition, the Bank has applied for and received approval to pay an additional $51.2 million in dividends. The Bank will have available in 2001 approximately $81.7 million plus its net income for that year to pay as dividends. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments
         The deposits of the Bank are insured up to regulatory limits set by the FDIC and, accordingly, are subject to deposit insurance assessments. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each institution's insurance assessment rate is then determined by the risk category in which it is classified. At December 31, 2000, the Bank's annual BIF and SAIF assessment rates were $0.0196 per $100 of insured deposits.

Financial Modernization - The Gramm Leach Bliley Act
         The  Gramm-Leach-Bliley  Financial  Services  Modernization Act of 1999
(Act) affects every facet of a depository institution's operations. The Act does three fundamental things that affect the banking industry: (a) repeals key provisions of the Glass Steagall Act to permit commercial banks to affiliate with securities firms, insurance companies and other financial service providers; (b) establishes a statutory framework pursuant to which full affiliations can occur between these entities; and (c) provides financial services organizations with flexibility in structuring these new financial affiliations through a financial holding company structure or a financial subsidiary.

         As a result of the Act, banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers have been able to commence new activities and develop new affiliations much more readily. The primary provisions of the Act related to the establishment of financial holding companies and financial subsidiaries became effective on March 11, 2000. Management currently is evaluating the full impact of the Act on Trustmark.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of Trustmark Corporation (the Registrant) and its bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 56, President and Chief Executive Officer, Trustmark Corporation and Vice Chairman and Chief Executive Officer, Trustmark National Bank since May 1997; President and Chief Operating Officer, SouthTrust Bank of Georgia, N.A. from 1995 to May 1997.

T. H. Kendall III, 64, President and General Manager, The Gaddis Farms, Inc. (Farming, Banking and Oil Production); Chairman of the Board, Trustmark National Bank since February 1999; Chairman of the Board, Trustmark Corporation since April 1999.

Harry M. Walker, 50, Secretary, Trustmark Corporation; President and Chief Operating Officer - General Banking Group, Trustmark National Bank since March 1992.

Gerard R. Host, 46, Treasurer, Trustmark Corporation since September 1995; President and Chief Operating Officer - Financial Services Group, Trustmark National Bank since September 1999; Executive Vice President and Chief Financial Officer from November 1995 to September 1999.

William O. Rainey, 61, Executive Vice President and Chief Banking Officer, Trustmark National Bank since November 1991.

James S. Lenoir, 58, Executive Vice President and Chief Risk Officer, Trustmark National Bank since March 1999; Executive Vice President and Chief Credit Officer for Deposit Guaranty National Bank and Deposit Guaranty Corp. from February 1983 to April 1998.

Thomas F. Darnell, 50, Executive Vice President and Chief Credit Officer, Trustmark National Bank since October 1999; Senior Vice President and Manager of Commercial Lending from January 1993 to October 1999.

George R. Day, 65, Executive Vice President and Senior Credit Officer, Trustmark National Bank since October 1999; Executive Vice President and Chief Credit Officer from November 1991 to October 1999.

George C. Gunn, 49, Executive Vice President and Commercial Banking Manager, Trustmark National Bank since September 1999; Senior Vice President and Real Estate Lending Manager from April 1987 to September 1999.

Thomas W. Mullen, 58, Executive Vice President and Chief Retail Administration Officer, Trustmark National Bank since November 1991.

James M. Outlaw, Jr., 47, Executive Vice President and Chief Information Officer, Trustmark National Bank since September 1999; Senior Vice President and Operations Manager from February 1996 to September 1999; Regional Manager of Affiliated Computer Services, Inc. from March 1993 to February 1996.

Zach L. Wasson, Jr., 47, Executive Vice President and Chief Financial Officer, Trustmark National Bank since September 1999; Senior Vice President and Chief Investment Officer from November 1995 to September 1999.

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

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

         The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                        Years Ended December 31,
                                                     --------------------------------------------------------------
                                                                  2000                               1999
                                                     -----------------------------     ----------------------------
                                                      Average               Yield/      Average              Yield/
                                                      Balance    Interest    Rate       Balance    Interest   Rate
                                                     ----------  --------   ------     ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements         $   32,496  $  2,155    6.63%     $  159,566  $  7,917   4.96%
    Securities available for sale:
        Taxable                                       1,060,986    71,876    6.77%        747,885    46,997   6.28%
        Nontaxable                                       68,754     5,765    8.38%              -         -      -
    Securities held to maturity:
        Taxable                                         938,793    61,866    6.59%      1,178,849    73,813   6.26%
        Nontaxable                                       77,015     6,086    7.90%        122,931    10,048   8.17%
    Loans, net of unearned income                     4,079,870   349,580    8.57%      3,833,333   317,158   8.27%
                                                     ----------  --------              ----------  --------
    Total interest-earning assets                     6,257,914   497,328    7.95%      6,042,564   455,933   7.55%
Cash and due from banks                                 268,544                           296,675
Other assets                                            320,329                           304,968
Allowance for loan losses                               (65,758)                          (65,856)
                                                     ----------                        ----------
        Total Assets                                 $6,781,029                        $6,578,351
                                                     ==========                        ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits                 $  661,889    23,641    3.57%     $  719,981    19,128   2.66%
    Savings deposits                                    640,557    11,189    1.75%        684,368    11,795   1.72%
    Time deposits                                     1,745,591    91,499    5.24%      1,558,788    75,828   4.86%
    Federal funds purchased and securities sold
        under repurchase agreements                   1,212,016    68,618    5.66%      1,491,515    70,847   4.75%
    Short-term borrowings                               878,275    56,837    6.47%        522,243    27,481   5.26%
    Long-term FHLB advances                              51,230     3,412    6.66%              -         -      -
                                                     ----------  --------              ----------  --------
        Total interest-bearing liabilities            5,189,558   255,196    4.92%      4,976,895   205,079   4.12%
                                                                 --------                          --------
Noninterest-bearing demand deposits                     880,020                           880,468
Other liabilities                                        62,429                            64,538
Shareholders' equity                                    649,022                           656,450
                                                     ----------                        ----------
        Total Liabilities and Shareholders' Equity   $6,781,029                        $6,578,351
                                                     ==========                        ==========

        Net Interest Margin                                       242,132    3.87%                  250,854   4.15%

Less tax equivalent adjustments:
    Investments                                                     4,148                             3,517
    Loans                                                           4,421                             3,907
                                                                 --------                        ----------
        Net Interest Margin per Annual Report                    $233,563                        $  243,430
                                                                 ========                        ==========

                                                       Year Ended December 31,
                                                    ----------------------------
                                                                 1998
                                                    ----------------------------
                                                     Average              Yield/
                                                     Balance    Interest   Rate
                                                    ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements        $  112,986  $  6,078  5.38%
    Securities available for sale:
        Taxable                                        670,249    41,765  6.23%
        Nontaxable                                          25         2  8.00%
    Securities held to maturity:
        Taxable                                      1,184,223    75,683  6.39%
        Nontaxable                                     111,415     9,413  8.45%
    Loans, net of unearned income                    3,344,381   293,855  8.79%
                                                    ----------  --------
    Total interest-earning assets                    5,423,279   426,796  7.87%
Cash and due from banks                                282,487
Other assets                                           271,215
Allowance for loan losses                              (65,232)
                                                    ----------
        Total Assets                                $5,911,749
                                                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits                $  734,682    21,623  2.94%
    Savings deposits                                   660,222    14,006  2.12%
    Time deposits                                    1,652,252    87,940  5.32%
    Federal funds purchased and securities sold
        under repurchase agreements                  1,151,920    58,894  5.11%
    Short-term borrowings                              172,168     9,437  5.48%
    Long-term FHLB advances                                  -         -     -
                                                    ----------  --------
        Total interest-bearing liabilities           4,371,244   191,900  4.39%
                                                                --------
Noninterest-bearing demand deposits                    865,484
Other liabilities                                       59,080
Shareholders' equity                                   615,941
                                                    ----------
        Total Liabilities and Shareholders' Equity  $5,911,749
                                                    ==========

        Net Interest Margin                                      234,896  4.33%

Less tax equivalent adjustments:
    Investments                                                    3,295
    Loans                                                          3,401
                                                                --------
        Net Interest Margin per Annual Report                   $228,200
                                                                ========

         Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

         The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands)

                                                            2000 Compared to 1999               1999 Compared to 1998
                                                          Increase (Decrease) Due To:         Increase (Decrease) Due To:
                                                       --------------------------------    --------------------------------
                                                                    Yield/                                          Yield/
                                                        Volume       Rate         Net      Volume        Rate         Net
                                                       --------    --------    --------    --------    --------    --------
Interest earned on:
  Federal funds sold and securities purchased
    under reverse repurchase agreements                $( 7,796)   $  2,034    $( 5,762)   $  2,345    $(   506)   $  1,839
  Securities available for sale:
        Taxable                                          20,970       3,909      24,879       4,893         339       5,232
        Nontaxable                                            -       5,765       5,765           -          (2)         (2)
  Securities held to maturity:
        Taxable                                         (15,671)      3,724     (11,947)       (341)     (1,529)     (1,870)
        Nontaxable                                       (3,640)       (322)     (3,962)        953        (318)        635
  Loans, net of unearned income                          20,730      11,692      32,422      41,352     (18,049)     23,303
                                                       --------    --------    --------    --------    --------    --------
      Total interest-earning assets                      14,593      26,802      41,395      49,202     (20,065)     29,137

Interest paid on:
  Interest-bearing demand deposits                       (1,639)      6,152       4,513        (433)     (2,062)     (2,495)
  Savings deposits                                         (799)        193        (606)        499      (2,710)     (2,211)
  Time deposits                                           9,484       6,187      15,671      (4,790)     (7,322)    (12,112)
  Federal funds purchased and securities sold
    under repurchase agreements                         (14,525)     12,296      (2,229)     16,342      (4,389)     11,953
  Short-term borrowings                                  21,950       7,406      29,356      18,438        (394)     18,044
  Long-term FHLB advances                                     -       3,412       3,412           -           -           -
                                                       --------    --------    --------    --------    --------    --------
      Total interest-bearing liabilities                 14,471      35,646      50,117      30,056     (16,877)     13,179
                                                       --------    --------    --------    --------    --------    --------
      Change in net interest income on a
          tax equivalent basis                         $    122    $( 8,844)   $( 8,722)   $ 19,146    $( 3,188)   $ 15,958
                                                       ========    ========    ========    ========    ========    ========

         The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 2000, 1999 and 1998. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

         The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                                        December 31,
                                                            ------------------------------------
                                                                2000         1999         1998
                                                            ----------   ----------   ----------
Securities available for sale
U. S. Treasury and U. S. Government agencies                $  398,930   $  387,465   $  362,930
Obligations of states and political subdivisions                65,529            -            -
Mortgage-backed securities                                     596,884      347,817      353,300
                                                            ----------   ----------   ----------
    Total debt securities                                    1,061,343      735,282      716,230
Equity securities                                               41,642       44,109       31,166
                                                            ----------   ----------   ----------
    Total securities available for sale                     $1,102,985   $  779,391   $  747,396
                                                            ==========   ==========   ==========

Securities held to maturity
U. S. Treasury and U. S. Government agencies                  $      -   $  188,792   $  132,388
Obligations of states and political subdivisions               229,684      270,566      239,441
Mortgage-backed securities                                     775,671      931,523      799,584
Other securities                                                   100          100          100
                                                            ----------   ----------   ----------
    Total securities held to maturity                       $1,005,455   $1,390,981   $1,171,513
                                                            ==========   ==========   ==========

TABLE 4 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE  AND
          SECURITIES HELD TO MATURITY

         The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2000 and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                                   Maturing
                                        --------------------------------------------------------------------------------------------
                                                           After One,           After Five,
                                         Within            But Within           But Within             After
                                        One Year   Yield   Five Years   Yield   Ten Years    Yield   Ten Years   Yield      Total
                                        --------   -----   ----------   -----   ----------   -----   ---------   -----    ----------
Securities available for sale
U. S. Treasury and U. S
 Government agencies                    $229,754   6.45%   $  104,110   6.74%   $   54,489   7.05%   $  10,577   7.12%    $  398,930
Obligations of states and                  5,441   7.45%       30,058   8.04%       30,030   8.24%           -      -         65,529
 political subdivisions
Mortgage-backed securities                    85   8.40%       14,021   6.87%       37,885   6.82%     544,893   6.95%       596,884
                                        --------           ----------           ----------           ---------            ----------
  Total debt securities                 $235,280           $  148,189           $  122,404           $ 555,470             1,061,343
                                        ========           ==========           ==========           =========
Equity securities                                                                                                             41,642
                                                                                                                          ----------
  Total securities available for sale                                                                                     $1,102,985
                                                                                                                          ==========

Securities held to maturity
Obligations of states and
 political subdivisions                 $ 31,762   6.81%   $   70,423   6.98%   $   64,230   7.09%   $  63,269   7.78%    $  229,684
Mortgage-backed securities                 6,322   6.95%       12,845   6.39%       65,210   6.57%     691,294   6.63%       775,671
Other securities                               -      -           100   7.50%            -      -            -      -            100
                                        --------           ----------           ----------           ---------            ----------
  Total securities held to maturity     $ 38,084           $   83,368           $  129,440           $ 754,563            $1,005,455
                                        ========           ==========           ==========           =========            ==========

         Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 3.70 years.
         As of December 31, 2000, Trustmark held securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity. General obligations of the State of Mississippi with a carrying value of $102.8 million and an approximate fair value of $106 million were held on December 31, 2000. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $30.6 million and an approximate fair value of $32.6 million, which are known to be prerefunded or escrowed to maturity by U. S. Government securities.

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

         The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):

                                                                                      December 31,
                                                          --------------------------------------------------------------

                                                             2000         1999         1998         1997         1996
                                                          ----------   ----------   ----------   ----------   ----------
Real estate loans:
  Construction and land development                       $  309,532   $  297,231   $  251,654   $  195,728   $  168,650
  Secured by 1-4 family residential properties             1,250,767    1,175,775    1,106,735      699,486      543,661
  Secured by nonfarm, nonresidential properties              602,920      555,255      508,194      446,492      398,350
  Other real estate loans                                     86,046       78,090       72,445       70,592       73,229
Loans to finance agricultural production                      38,369       35,412       39,682       38,466       33,950
Commercial and industrial                                    819,948      824,017      721,483      702,361      642,758
Loans to individuals for personal expenditures               809,808      841,059      773,578      701,132      645,829
Obligations of states and political subdivisions             164,059      151,759      141,152       79,178       84,918
Loans for purchasing or carrying securities                   11,127       16,160       24,854       17,622       20,469
Other loans                                                   51,357       40,177       62,541       32,598       22,759
                                                          ----------   ----------   ----------   ----------   ----------
        Loans, net of unearned income                     $4,143,933   $4,014,935   $3,702,318   $2,983,655   $2,634,573
                                                          ==========   ==========   ==========   ==========   ==========

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

         The table below shows the amounts of loans in certain categories outstanding as of December 31, 2000, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                                          Maturing
                                                        -------------------------------------------
                                                                   One Year
                                                         Within    Through     After
                                                        One Year    Five       Five
                                                        or Less     Years      Years       Total
                                                        --------   --------   --------   ----------

Construction and land development                       $149,226   $160,306   $      -   $  309,532
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                            219,314    306,943    162,709      688,966
Commercial and industrial                                492,404    273,918     53,626      819,948
Other loans (excluding loans to individuals)              93,426     50,881    120,605      264,912
                                                        --------   --------   --------   ----------
       Total                                            $954,370   $792,048   $336,940   $2,083,358
                                                        ========   ========   ========   ==========

         The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                    Maturing
                                                        --------------------------------
                                                        One Year
                                                        Through      After
                                                          Five       Five
                                                         Years       Years      Total
                                                        --------   --------   ----------
Above loans due after one year which have:
  Predetermined interest rates                          $658,180   $292,260   $  950,440
  Floating interest rates                                133,868     44,680      178,548
                                                        --------   --------   ----------
        Total                                           $792,048   $336,940   $1,128,988
                                                        ========   ========   ==========

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

         The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                                              December 31,
                                                             -----------------------------------------------
                                                              2000      1999      1998      1997      1996
                                                             -------   -------   -------   -------   -------
Loans accounted for on a nonaccrual basis                    $15,958   $16,671   $13,253   $14,242   $ 8,390
Other real estate                                              2,280     1,987     1,859     2,340     2,734
Accruing loans past due 90 days or more                        2,494     2,043     2,431     2,570     2,407
                                                             -------   -------   -------   -------   -------
    Total nonperforming assets and loans past due
        90 days or more                                      $20,732   $20,701   $17,543   $19,152   $13,531
                                                             =======   =======   =======   =======   =======

         Generally, a loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when a contractual payment of principal or interest has become 90 days past due or Management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed in nonaccrual status, unpaid interest credited to income in the current and prior years is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Loans are generally measured for impairment based on the present value of the loan's effective interest rate, except when foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.
         At December 31, 2000, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 5.

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

                                                                           Years Ended December 31,
                                                         --------------------------------------------------------
                                                           2000        1999        1998        1997        1996
                                                         --------    --------    --------    --------    --------
Balance at beginning of period                           $ 65,850    $ 66,150    $ 64,100    $ 63,000    $ 62,000
Loans charged off:
  Real estate loans                                        (2,176)     (1,953)     (1,121)       (503)     (1,507)
  Loans to finance agricultural production                   (107)       (243)        (73)        (79)       (177)
  Commercial and industrial                                (3,228)     (3,242)     (2,561)     (1,406)     (1,334)
  Loans to individuals for personal expenditures           (9,470)     (7,863)     (6,698)     (6,353)     (5,651)
  All other loans                                          (2,417)     (1,685)     (1,819)       (619)       (603)
                                                         --------    --------    --------    --------    --------
    Total charge-offs                                     (17,398)    (14,986)    (12,272)     (8,960)     (9,272)
Recoveries on loans previously charged off:
  Real estate loans                                           145         156          72          92         325
  Loans to finance agricultural production                      -           -           2           7           3
  Commercial and industrial                                 1,177         791       1,181         877       1,334
  Loans to individuals for personal expenditures            3,967       3,319       2,960       2,283       2,087
  All other loans                                           1,708       1,348       1,036         775         740
                                                         --------    --------    --------    --------    --------
    Total recoveries                                        6,997       5,614       5,251       4,034       4,489
                                                         --------    --------    --------    --------    --------
Net charge-offs                                           (10,401)     (9,372)     (7,021)     (4,926)     (4,783)
Additions to allowance charged to operating expense        10,401       9,072       7,771       4,682       5,783
Other additions to allowance for loan losses                    -           -       1,300       1,344           -
                                                         --------    --------    --------    --------    --------
Balance at end of period                                 $ 65,850    $ 65,850    $ 66,150    $ 64,100    $ 63,000
                                                         ========    ========    ========    ========    ========
Percentage of net charge-offs during period to average
  loans outstanding during the period                       0.25%       0.24%       0.21%       0.18%       0.19%
                                                         ========    ========    ========    ========    ========

         The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on identified loan impairments, Trustmark's past loan loss expericence, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The following table is a summary by allocation category of Trustmark's allowance for loan losses at December 31, 2000. These allocations were determined based upon Management's analysis of the various types of risk associated with Trustmark's loan portfolio. A discussion of Management's methodology for performing the analysis follows the table ($ in thousands):

Allocation for pools of risk-rated loans                         $41,532
Additional allocation for risk-rated loans                         1,368
Allocation for selected industries                                 4,749
General allocation for all other loans                            13,087
Allocation for available lines of credit and letters of credit     2,195
   Unallocated                                                     2,919
                                                                 --------
         Total                                                   $65,850
                                                                 ========

         The  allowance  for  loan  losses  is  maintained  at a level  believed adequate by Management to absorb probable losses in the loan portfolio, in addition to losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed quarterly utilizing the criteria specified in the Office of the Comptroller of the Currency's revised Banking Circular 201, as well as,
additional   guidance  provided  in  the  Interagency  Policy  Statement.   Loss
percentages are uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages are determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which are risk-rated as other loans especially mentioned or substandard and all which are risk-rated doubtful are reviewed by Trustmark's Asset Review Department staff to determine if standard percentages appear to be sufficient to cover probable losses in each category. In the event that the percentages on any particular lines are determined to be insufficient, additional allocations are made based upon recommendations of lending and Asset Review Department personnel.
         Industry allocations are made based on concentrations of credit within the portfolio, as well as arbitrary designation of certain other industries by Management.
         The general allocation is included in the allowance to cover probable loan losses within portions of the loan portfolio not addressed in the preceding allocations. The types of loans included in the general allocation are residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount is based upon the more conservative of: either the loss experience within these categories during the year, the historical 5-year moving average for each category, or previously established floors.
         The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Percentages, which are the same as those applied to the funded portions of the commercial and retail loan portfolios, are applied to cover any potential losses in these off-balance sheet categories.
         As the review of the allowance for loan losses involves a significant degree of judgment by Management and is imprecise by nature, the unallocated $2.9 million relates to issues that cannot be measured on a quantitative basis over a prolonged period of time.

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

         The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2000 ($ in thousands):

3 months or less                                          $223,996
Over 3 months through 6 months                             118,106
Over 6 months through 12 months                            150,317
Over 12 months                                              80,441
                                                          --------
      Total                                               $572,860
                                                          ========

TABLE 11 - SELECTED RATIOS

         The following ratios are presented for each of the last three years:

                                                  2000     1999     1998
                                                 ------   ------   ------

Return on average assets                          1.50%    1.49%    1.41%
Return on average equity                         15.68%   14.93%   13.53%
Dividend payout ratio                            34.00%   32.35%   30.92%
Equity to assets ratio                            9.57%    9.98%   10.42%

TABLE 12 - SHORT-TERM BORROWINGS

         The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

                                                                2000          1999          1998
                                                             ----------    ----------    ----------
Federal funds purchased and securities
  sold under repurchase agreements:
    Amount outstanding at end of period                      $1,255,013    $1,377,420    $1,318,545
    Weighted average interest rate at end of period               5.70%         4.51%         4.48%
    Maximum amount outstanding at any
      month end during each period                           $1,466,362    $1,630,136    $1,544,385
    Average amount outstanding during each period            $1,212,016    $1,491,515    $1,151,920
    Weighted average interest rate during each period             5.66%         4.75%         5.11%

                                                                2000          1999          1998 (1)
                                                             ----------    ----------    ----------
Short-term borrowings:
    Amount outstanding at end of period                      $  632,964    $  733,024        n/a
    Weighted average interest rate at end of period               6.55%         5.86%        n/a
    Maximum amount outstanding at any
      month end during each period                           $1,138,874    $  757,854        n/a
    Average amount outstanding during each period            $  878,275    $  522,243        n/a
    Weighted average interest rate during each period             6.47%         5.26%        n/a

 (1) Other short-term borrowings for 1998 are not required to be reported since the average balance was less than 30% of shareholders' equity at the end of 1998.

ITEM 2. PROPERTIES

         Trustmark's principal offices are housed in a 14-floor building located in Jackson, Mississippi and owned by the Bank. Approximately 207,000 square feet (78%) of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. The Bank also operates 100 full-service branches, 20 limited-service branches, 10 in-store branches and an ATM network which includes 89 ATMs at on-premise locations and 66 ATMs located at off-premise sites. The Bank leases 66 of its 175 locations with the remainder being owned.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to Trustmark's shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Trustmark's common stock is listed for trading on the Nasdaq Stock Market. At March 1, 2001, there were approximately 5,000 shareholders of record of Trustmark's common stock. Other information required by this item can be found in Note 13, "Shareholders' Equity," (page 32-33) and the table captioned "Principal Markets and Prices of Trustmark's Stock" (page 41) included in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by this item can be found in the table captioned "Selected Financial Data" (page 40) included in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 42-51) included in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 48-51) included in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Trustmark Corporation and subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 2000 Annual Report to Shareholders (pages 15-39) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 41) is also included in the Registrant's 2000 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES   IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

         There has been no change of accountants within the two-year period prior to December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VII, "Section 16(a) Beneficial Ownership Reporting Compliance," contained in Trustmark Corporation's Proxy
Statement dated March 9, 2001, and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, pages 6 and 7 of this report.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item can be found in Section V, "Compensation of Executive Officers and Directors," contained in Trustmark Corporation's Proxy Statement dated March 9, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and Management can be found in Section III, "Voting Securities and Principal Holders Thereof," and Section IV, "Ownership of Equity Securities by Management," contained in Trustmark Corporation's Proxy Statement dated March 9, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions can be found in Section VI, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement dated March 9, 2001, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.  Financial Statements

         The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant's 2000 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 2000 and 1999
     Consolidated  Statements of Income for the Years Ended  December 31, 2000,
         1999 and 1998
     Consolidated  Statements of Changes in  Shareholders'  Equity for the Years
         Ended December 31, 2000, 1999 and 1998
     Consolidated  Statements  of Cash  Flows for the Years Ended  December  31,
         2000, 1999 and 1998
     Notes to Consolidated  Financial  Statements  (Notes 1 through 17)
     Selected Financial Data, Summary of Quarterly Results of Operations, and Principal Markets and Prices of Trustmark's Stock

A-2.     Financial Statement Schedules

         The schedules to the  consolidated  financial  statements  set forth by
Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

B.       Reports on Form 8-K

         On December 13, 2000, Trustmark filed a Form 8-K announcing the signing of a definitive agreement in which Barret Bancorp, headquartered in Millington, Tennessee, will be acquired by Trustmark.

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

DATE:  March 13, 2001                          DATE:  March 13, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  March 13, 2001                  BY:  /s/ J. Kelly Allgood
                                            ------------------------------------
                                            J. Kelly Allgood, Director

DATE:                                  BY:
                                            ------------------------------------
                                            Reuben V. Anderson, Director

DATE:  March 13, 2001                  BY:  /s/ Adolphus B. Baker
                                            ------------------------------------
                                            Adolphus B. Baker, Director

DATE:  March 13, 2001                  BY:  /s/ John L. Black, Jr.
                                            ------------------------------------
                                            John L. Black, Jr., Director

DATE:  March 13, 2001                  BY:  /s/ William C. Deviney, Jr.
                                            ------------------------------------
                                            William C. Deviney, Jr., Director

DATE:  March 13, 2001                  BY:  /s/ D. G. Fountain, Jr.
                                            ------------------------------------
                                            D. G. Fountain, Jr., Director

DATE:  March 13, 2001                  BY:  /s/ C. Gerald Garnett
                                            ------------------------------------
                                            C. Gerald Garnett, Director

DATE:  March 13, 2001                  BY:  /s/ Richard G. Hickson
                                            ------------------------------------
                                            Richard G. Hickson, President &
                                            Chief Executive Officer and Director

DATE:  March 13, 2001                  BY:  /s/ Matthew L. Holleman III
                                            ------------------------------------
                                            Matthew L. Holleman III, Director

DATE:  March 13, 2001                  BY:  /s/ Gerard R. Host
                                            ------------------------------------
                                            Gerard R. Host, Treasurer (Principal
                                            Financial Officer) and Director

DATE:  March 13, 2001                  BY:  /s/ Fred A. Jones
                                            ------------------------------------
                                            Fred A. Jones, Director

DATE:  March 13, 2001                  BY:  /s/ T.H. Kendall III
                                            ------------------------------------
                                            T. H. Kendall III, Chairman of the
                                            Board and Director

DATE:  March 13, 2001                  BY:  /s/ Larry L. Lambiotte
                                            ------------------------------------
                                            Larry L. Lambiotte, Director

DATE:  March 13, 2001                  BY:  /s/ Donald E. Meiners
                                            ------------------------------------
                                            Donald E. Meiners, Director

DATE:  March 13, 2001                  BY:  /s/ William Neville III
                                            ------------------------------------
                                            William Neville III, Director

DATE:  March 13, 2001                  BY:  /s/ Richard H. Puckett
                                            ------------------------------------
                                            Richard H. Puckett, Director

DATE:  March 13, 2001                  BY:  /s/ William K. Ray
                                            ------------------------------------
                                            William K. Ray, Director

DATE:  March 13, 2001                  BY:  /s/ Charles W. Renfrow
                                            ------------------------------------
                                            Charles W. Renfrow, Director

DATE:  March 13, 2001                  BY:  /s/ Harry M. Walker
                                            ------------------------------------
                                            Harry M. Walker, Secretary
                                            and Director

DATE:  March 13, 2001                  BY:  /s/ LeRoy G. Walker, Jr.
                                            ------------------------------------
                                            LeRoy G. Walker, Jr., Director

DATE:  March 13, 2001                  BY:  /s/ Paul H. Watson
                                            ------------------------------------
                                            Paul H. Watson, Jr., Director

DATE:  March 13, 2001                  BY:  /s/ Kenneth W. Williams
                                            ------------------------------------
                                            Kenneth W. Williams, Director

DATE:  March 13, 2001                  BY:  /s/ Allen Wood, Jr.
                                            ------------------------------------
                                            Allen Wood, Jr., Director

                                  EXHIBIT INDEX

 3-a Articles of Incorporation, as amended. Filed as Exhibit 3 to Trustmark's Form 10-K Annual Report for the year ended December 31, 1990, incorporated herein by reference.
 3-b Bylaws, as amended. Filed as Exhibit 3-b to Trustmark's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
 3-c Articles of Incorporation, as amended. Filed as Exhibit 3-c to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
 3-d Bylaws, as amended. Filed as Exhibit 3-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
 3-e Articles of Incorporation, as amended. Filed as Exhibit 3-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.
10-a Deferred Compensation Plan for Directors of Trustmark Corporation, as amended. Filed as Exhibit 10 to Trustmark's Form 10-K Annual Report for the year ended December 31, 1991, incorporated herein by reference.
10-b Deferred Compensation Plan for Executive Officers of Trustmark National Bank. Filed as Exhibit 10-b to Trustmark's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference.
10-c Deferred Compensation Plan for Directors of First National Financial Corporation acquired October 7, 1994. Filed as Exhibit 10-c to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-d Life Insurance Plan for Executive Officers of First National Financial Corporation acquired October 7, 1994. Filed as Exhibit 10-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.
10-e Long Term Incentive Plan for key employees of Trustmark Corporation and its subsidiaries approved March 11, 1997. Filed as Exhibit 10-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference.
10-f Employment Agreement between Trustmark Corporation and Richard G. Hickson dated May 13, 1997. Filed as Exhibit 10-f to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
10-g Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated December 22, 1997. Filed as Exhibit 10-g to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
10-h Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated December 22, 1997. Filed as Exhibit 10-h to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.
10-i Deferred Compensation Plan for Directors of Trustmark National Bank, as amended. Filed as Exhibit 10-i to Trustmark's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.
10-j Deferred Compensation Plan for Executive of Trustmark National Bank, as amended. Filed as Exhibit 10-j to Trustmark's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.
13 Only those portions of the Registrant's 2000 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.
23       Consent of Arthur Andersen LLP.

         All other exhibits are omitted, as they are inapplicable or not required by the related instructions.