Form 10-Q
period 2001-03-31
TRUSTMARK CORP
filed 2001-05-15
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2001.

     Title                                                           Outstanding
Common stock, no par value                                           66,652,040

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ IN THOUSANDS)

                                                             (Unaudited)
                                                               Mar. 31,      Dec. 31,
                                                                 2001          2000
                                                             ----------     -----------
ASSETS
Cash and due from banks (noninterest-bearing)                  $306,830       $298,651
Federal funds sold and securities purchased
    under reverse repurchase agreements                           1,249         47,849
Trading account securities                                          100            990
Securities available for sale (at fair value)                 1,249,688      1,119,643
Securities held to maturity (fair value: $982,238 - 2001;
     $1,021,444 - 2000)                                         956,805      1,005,455
Loans                                                         4,053,146      4,143,933
Less allowance for loan losses                                   65,710         65,850
                                                             ----------     -----------
     Net loans                                                3,987,436      4,078,083
Premises and equipment                                           80,463         80,692
Intangible assets                                                68,691         66,381
Other assets                                                    172,546        189,244
                                                             ----------     -----------
     TOTAL ASSETS                                            $6,823,808     $6,886,988
                                                             ==========     ===========


LIABILITIES
Deposits:
     Noninterest-bearing                                       $924,512       $952,696
     Interest-bearing                                         3,182,104      3,105,722
                                                             ----------     -----------
         Total deposits                                       4,106,616      4,058,418
Federal funds purchased                                         351,299        435,262
Securities sold under repurchase agreements                     790,464        819,751
Short-term borrowings                                           415,811        632,964
Long-term FHLB advances                                         450,000        250,000
Other liabilities                                                66,154         60,952
                                                             ----------     -----------
     TOTAL LIABILITIES                                        6,180,344      6,257,347

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  64,344,522 shares - 2001;
         64,755,022 shares - 2000                                13,405         13,491
Capital surplus                                                  85,943         94,229
Retained earnings                                               529,296        512,107
Accumulated other comprehensive income,
     net of tax                                                  14,820          9,814
                                                             ----------     -----------
     TOTAL SHAREHOLDERS' EQUITY                                 643,464        629,641
                                                             ----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $6,823,808     $6,886,988
                                                             ==========     ===========

See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                       Three Months
                                                                      Ended Mar. 31,
                                                                    ------------------
                                                                      2001      2000
                                                                    -------    -------
INTEREST INCOME
Interest and fees on loans                                          $85,007    $82,742
Interest on securities:
     Taxable interest income                                         34,354     33,105
     Interest income exempt from federal income taxes                 2,081      1,824
Interest on federal funds sold and securities purchased
     under reverse repurchase agreements                                377        375

                                                                    -------    -------
     TOTAL INTEREST INCOME                                          121,819    118,046

INTEREST EXPENSE
Interest on deposits                                                 34,338     28,083
Interest on federal funds purchased and securities
     sold under repurchase agreements                                15,375     18,852
Other interest expense                                               13,662     11,200

                                                                    -------    -------
     TOTAL INTEREST EXPENSE                                          63,375     58,135

                                                                    -------    -------
NET INTEREST INCOME                                                  58,444     59,911
Provision for loan losses                                             2,400      2,118

                                                                    -------    -------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                 56,044     57,793

NONINTEREST INCOME
Service charges on deposit accounts                                  10,423      9,882
Other account charges, fees and commissions                           8,940      9,212
Mortgage servicing fees                                               4,093      3,674
Trust service income                                                  3,527      3,468
Securities gains                                                          -      4,641
Other income                                                          5,350      1,174

                                                                    -------    -------
     TOTAL NONINTEREST INCOME                                        32,333     32,051

NONINTEREST EXPENSES
Salaries and employee benefits                                       26,189     25,446
Net occupancy - premises                                              2,596      2,580
Equipment expenses                                                    3,791      3,730
Services and fees                                                     6,755      6,714
Amortization of intangible assets                                     2,277      2,252
Other expenses                                                        6,881      6,704
                                                                    -------    -------

     TOTAL NONINTEREST EXPENSES                                      48,489     47,426

                                                                    -------    -------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE                             39,888     42,418
Income taxes                                                         14,004     14,278

                                                                    -------    -------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE                                            25,884     28,140
Cumulative effect of a change in accounting principle, net of tax         -     (2,464)
                                                                    -------    -------

NET INCOME                                                          $25,884    $25,676
                                                                    =======    =======

EARNINGS PER SHARE
Basic and diluted earnings per share before cumulative
     effect of a change in accounting principle                       $0.40      $0.40
Cumulative effect of a change in accounting principle, net of tax         -      (0.03)
                                                                    -------    -------
EARNINGS PER SHARE - BASIC AND DILUTED                                $0.40      $0.37
                                                                    =======    =======

See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                           2001          2000
                                                         --------      --------
BALANCE, JANUARY 1                                       $629,641      $655,756
Comprehensive income:
     Net income per consolidated statements of income      25,884        25,676
     Net change in unrealized gains on
       securities available for sale, net of tax            5,096        (6,356)
     Net change in accumulated net losses on cash
       flow hedges, net of tax                                (90)            -
                                                         --------      --------
          Comprehensive income                             30,890        19,320
Cash dividends paid                                        (8,695)       (8,671)
Repurchase and retirement of common stock                  (8,372)      (22,524)
                                                         --------      --------
BALANCE, MARCH 31                                        $643,464      $643,881
                                                         ========      ========

See notes to consolidated financial statements.

                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                         Three Months
                                                                         Ended March 31,
                                                                    ----------------------
                                                                      2001          2000
                                                                    --------      --------
OPERATING ACTIVITIES
Net income                                                           $25,884       $25,676
Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses                                      2,400         2,118
        Depreciation and amortization                                  5,218         5,359
        Net accretion of securities                                      (96)         (322)
        Securities gains                                                   -        (4,641)
        Gains on sales of loans                                       (4,381)         (172)
        Cumulative effect of a change in accounting principle              -         3,820
        Net decrease in loans held for sale                          163,417         1,642
        Proceeds from sales of trading securities                        890       130,575
        Net increase in intangible assets                             (4,587)       (1,794)
        Net decrease in deferred income taxes                          3,430         3,151
        Net decrease (increase) in other assets                        9,262       (13,510)
        Net increase in other liabilities                              5,348         8,966
        Other operating activities, net                                   (4)          713
                                                                    --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            206,781       161,581

INVESTING ACTIVITIES
Proceeds from calls and maturities of securities held to maturity     49,121        50,878
Proceeds from calls and maturities of securities available for sale  102,724        32,852
Proceeds from sales of securities available for sale                       8         6,332
Purchases of securities held to maturity                                   -       (26,027)
Purchases of securities available for sale                          (225,191)     (157,630)
Net decrease (increase) in federal funds sold and securities
     purchased under reverse repurchase agreements                    46,600          (259)
Net increase in loans                                                (70,789)      (51,889)
Purchases of premises and equipment                                   (2,220)       (3,098)
Proceeds from sales of premises and equipment                            111             8
Proceeds from sales of other real estate                                 306           690
                                                                    --------      --------
NET CASH USED BY INVESTING ACTIVITIES                                (99,330)     (148,143)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                   48,198       (42,288)
Net decrease in federal funds purchased and securities sold
     under repurchase agreements                                    (113,250)      (57,599)
Net (decrease) increase in other borrowings                         (217,153)      100,613
Proceeds from long-term FHLB advances                                200,000             -
Cash dividends                                                        (8,695)       (8,671)
Common stock transactions, net                                        (8,372)      (22,524)
                                                                    --------      --------
NET CASH USED BY FINANCING ACTIVITIES                                (99,272)      (30,469)
                                                                    --------      --------

Increase (decrease) in cash and cash equivalents                       8,179       (17,031)
Cash and cash equivalents at beginning of year                       298,651       279,957
                                                                    --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $306,830      $262,926
                                                                    ========      ========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2000 annual report on Form 10-K.
        The consolidated financial statements include the accounts of Trustmark, its wholly-owned subsidiary, Trustmark National Bank (the Bank) and the Bank's wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS
         On April 6, 2001, Trustmark completed its merger with Barret Bancorp, Inc. (Barret) in Barretville, Tennessee. Barret, which had assets of $503 million, was the holding company for the former Peoples Bank in Barretville and Somerville Bank and Trust in Somerville, Tennessee. This transaction was accounted for as a purchase business combination.

NOTE 3 - LOANS
        The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, ($ in thousands):

                                                       2001            2000
                                                     -------         -------
        Balance at beginning of year                 $65,850         $65,850
        Provision charged to expense                   2,400           2,118
        Loans charged off                            (4,438)         (3,771)
        Recoveries                                     1,898           1,653
                                                     -------         -------
        Balance at end of period                     $65,710         $65,850
                                                     =======         =======

         At March 31, 2001 and 2000, the carrying amounts of nonaccrual loans were $19.0 million and $17.7 million, respectively. Included in these nonaccrual loans at March 31, 2001 and 2000, are loans that are considered to be impaired and totaled $15.3 million and $13.7 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the first quarter of 2001 and 2000 were $14.6 million and $13.2 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the first quarter of 2001 or 2000.

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

                                                     Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                     2001          2000
                                                  ----------    ----------
 Weighted Average Shares Outstanding
         Basic                                    64,425,662    69,756,672
         Diluted                                  64,515,627    69,785,096

NOTE 6 - STATEMENTS OF CASH FLOWS
        Trustmark paid income taxes approximating $213 thousand and $234 thousand during the three months ended March 31, 2001 and 2000, respectively. Interest paid on deposit liabilities and other borrowings approximated $65.1 million in the first quarter of 2001 and $57.3 million in the first quarter of 2000. For the three months ended March 31, 2001 and 2000, noncash transfers from loans to foreclosed properties were $395 thousand and $758 thousand, respectively.

NOTE 7 - RECENT PRONOUNCEMENTS
        In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities." SFAS No. 140 provides accounting and reporting standadards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for events occurring after March 31, 2001. Management does not anticipate the effect of this pronouncement will have a material impact on Trustmark's consolidated financial statements.

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

         The following table discloses financial information by segment for the quarters ended March 31, ($ in thousands):

                                                 Retail         Commercial      Financial       Treasury
                                                 Banking         Banking        Services         & Other          Total
                                                ----------      ----------      ----------      ----------      ----------
2001
----
Net interest income from external customers         $2,493         $32,661         $10,392         $12,898         $58,444
Internal funding                                    28,899         (22,675)         (2,824)         (3,400)              -
                                                ----------      ----------      ----------      ----------      ----------
Net interest income                                 31,392           9,986           7,568           9,498          58,444
Provision for loan losses                            1,128             769             643            (140)          2,400
                                                ----------      ----------      ----------      ----------      ----------
Net interest income after provision
  for loan losses                                   30,264           9,217           6,925           9,638          56,044
Noninterest income                                  12,483             132          18,150           1,568          32,333
Noninterest expenses                                29,145           3,746          13,062           2,536          48,489
                                                ----------      ----------      ----------      ----------      ----------
Income before taxes                                 13,602           5,603          12,013           8,670          39,888
Income taxes                                         4,693           1,935           4,182           3,194          14,004
                                                ----------      ----------      ----------      ----------      ----------
Segment net income                                  $8,909          $3,668          $7,831          $5,476         $25,884
                                                ==========      ==========      ==========      ==========      ==========

Selected Financial Information
     Average assets                             $2,056,616      $1,567,453        $838,903      $2,388,548      $6,851,520
     Depreciation and amortization                  $1,057             $51          $1,709          $2,401          $5,218

                                                 Retail         Commercial      Financial       Treasury
2000                                             Banking         Banking        Services         & Other          Total
----                                            ----------      ----------      ----------      ----------      ----------
Net interest income from external customers         $8,521         $30,429         $11,471          $9,490         $59,911
Internal funding                                    22,968         (21,388)         (4,861)          3,281               -
                                                ----------      ----------      ----------      ----------      ----------
Net interest income                                 31,489           9,041           6,610          12,771          59,911
Provision for loan losses                            1,154             497             467               -           2,118
                                                ----------      ----------      ----------      ----------      ----------
Net interest income after provision
  for loan losses                                   30,335           8,544           6,143          12,771          57,793
Noninterest income                                  11,721             157          13,947           6,226          32,051
Noninterest expenses                                28,775           3,827          11,907           2,917          47,426
                                                ----------      ----------      ----------      ----------      ----------
Income before income taxes and cumulative
  effect of a change in accounting principle        13,281           4,874           8,183          16,080          42,418
Income taxes                                         4,585           1,682           2,879           5,132          14,278
                                                ----------      ----------      ----------      ----------      ----------
Income before cumulative effect
  of a change in accounting principle                8,696           3,192           5,304          10,948          28,140
Cumulative effect of a change
  in accounting principle                                -               -               -          (2,464)         (2,464)
                                                ----------      ----------      ----------      ----------      ----------
Segment net income                                  $8,696          $3,192          $5,304          $8,484         $25,676
                                                ==========      ==========      ==========      ==========      ==========

Selected Financial Information
     Average assets                             $2,159,986      $1,469,323        $859,016      $2,286,754      $6,775,079
     Depreciation and amortization                  $1,042             $54          $1,381          $2,882          $5,359

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
         The following provides a narrative discussion and analysis of significant changes in Trustmark Corporation's (Trustmark) financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.
         The Private Securities Litigation Reform Act evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by Management. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on Trustmark's financial condition, results of operations and liquidity; and market risk disclosures. Although Management of Trustmark believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

FINANCIAL HIGHLIGHTS
         For the first quarter of 2001, Trustmark's basic and diluted earnings per share were $0.40, compared with $0.37 for the first quarter of 2000, an increase of 8.1%. Net income totaled $25.9 million in the first quarter of 2001, compared with $25.7 million for the same period in 2000. Trustmark's performance for the quarter ended March 31, 2001, resulted in a return on average assets of 1.53%, a return on average equity of 16.79% and an efficiency ratio of 54.32%. These compared with 2000 ratios of 1.52% for return on average assets, 15.84% for return on average equity and 53.06% for the efficiency ratio. At March 31, 2001, Trustmark reported total loans of $4.1 billion, total assets of $6.8 billion, total deposits of $4.1 billion and shareholders' equity of $643.5 billion. At March 31, 2000, Trustmark reported total loans of $4.1 billion, total assets of $6.7 billion, total deposits of $3.9 billion and shareholders' equity of $644 million.

RESULTS OF OPERATIONS

NET INTEREST INCOME
        Net interest income (NII) is the principal component of Trustmark's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent NII by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for the periods shown. The following table summarizes Trustmark's NIM for the periods shown:
                                                  Quarter Ended
                                                    March 31,
                                                 ---------------
                                                  2001      2000
                                                 ------    -----
Yield on interest-earning assets-FTE              7.97%    7.76%
Rate on interest-bearing liabilities              4.07%    3.76%
                                                 ------    -----
Net interest margin-FTE                           3.90%    4.00%
                                                 ======    =====

        For the quarter ended March 31, 2001, NII decreased $1.5 million, or 2.4%, compared with the same period in 2000. Average interest-earning assets for the first three months of 2001 were $6.322 billion, compared to $6.227 billion for the first three months of 2000, an increase of $95 million or 1.5%. The average interest-earning asset growth is attributable to a 1.0% increase in average loans and a 4.0% increase in average securities, when comparing the first three months of 2001 to the same period in 2000. This combination resulted in growth in interest income of $3.8 million, or 3.2%, when comparing the first three months of 2001 to the same period in 2000. The growth in interest income, however, was offset by an increase in funding costs from interest-bearing liabilities. While average interest-bearing deposits increased 6.7% when comparing the first three months of 2001 with the same period in 2000, average short-term borrowings and FHLB advances decreased 5.0%. The increase in the base of core deposits allowed Trustmark to reduce reliance on higher priced short-term borrowings. This combination resulted in an increase in interest expense totaling $5.2 million, or 9.0% when comparing the first quarter of 2001 to the same time period in 2000.
        The capital management plan also contributed to the decrease in NII as Trustmark utilized available funds to repurchase common stock. Trustmark continues to be heavily involved in this program during 2001, as demonstrated by the repurchase of $8.4 million in common stock.

PROVISION FOR LOAN LOSSES
         Trustmark's provision for loan losses totaled $2.4 million during the first three months of 2001, compared to $2.1 million in the same period in 2000. The provision to average loans was 0.24% for the first quarter of 2001 compared with 0.21% for the same period in 2000. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent charge-offs in the loan portfolio. The provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. Trustmark's provision for loan losses to average loans continues to remain favorable because of asset quality and compares favorably with its peer banks.

NONINTEREST INCOME
        Noninterest income consists of revenues generated from a broad range of banking, insurance and investment products and services. For the first three months of 2001, noninterest income increased by $282 thousand, or 0.9%. Excluding the securities gains which occurred during the first quarter of 2000 as a result of the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", noninterest income increased $4.9 million, or 18.0%, when comparing the first quarter of 2001 to the same period in 2000.
        Service charges for deposit products and services continue to be the single largest component of noninterest income. Income from service charges on deposit accounts increased $541 thousand, or 5.5% during the first quarter of 2001, when compared to the first quarter of 2000. Revised fee structures for certain deposit services, the overall growth in fee-based deposit accounts, transaction volume and an intensified effort to collect fees resulted in the increase.
        The second largest component of noninterest income is other account charges, fees and commissions. In the first three months of 2001, a decrease in these areas totaled $272 thousand, or 3.0%, when compared to the same period in 2000, primarily from a reduction in insurance commissions. Credit card fees increased 11.8% in the first three months of 2001, compared to the same period in 2000 and reflect an increase in interchange income, merchants' discounts and volume of accounts resulting from management's efforts to increase income from these services.
        Mortgage servicing fees grew $419 thousand or 11.4% in the first quarter of 2001, when compared to the same period in 2000. Reductions in interest rates have resulted in an increase in volume of mortgages serviced. Trustmark serviced $3.9 billion in mortgage loans at March 31, 2001.
        Trust service income increased slightly in the first quarter of 2001, compared to the same period in 2000. Current market conditions have contributed to a decline in corporate trust fees and advisory fees during the first three months of 2001, compared to the same period in 2000. At March 31, 2001, Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $6.5 billion.
        Other income totaled $5.4 million for the first quarter of 2001, compared to $1.2 million during the same period in 2000. The primary component of this increase is a $3.9 million gain resulting from the sale of $192 million in mortgage loans with significant prepayment risk.
        During the first quarter of 2001, no gains on security transactions were recognized. During the first quarter of 2000, securities gains totaled $4.6 million, which were realized from sales of AFS equity securities and were used to offset the effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

NONINTEREST EXPENSES
        Total noninterest expenses increased $1.1 million, or 2.2%, in the first quarter of 2001, compared to the same period in 2000. The control of noninterest expenses is a management priority. The primary measure of the effectiveness of noninterest expense control is the efficiency ratio, which is calculated by dividing total noninterest expenses by tax-equivalent net interest income plus noninterest income. The efficiency ratio measures the percentage of revenues that are absorbed by costs of production. For the first quarter of 2001, Trustmark's efficiency ratio, excluding nonrecurring items, was 54.32%, compared to 53.06% for the same period in 2000.
        Salaries and employee benefits were $26.2 million in the first quarter of 2001, compared to $25.4 million in the same period in 2000. The increase, which is the largest in the noninterest expense category, represents normal annual merit increases offset by a reduction in full time equivalent employees of 26. All other categories in noninterest expenses remained well controlled as evidenced by only slight increases during the first quarter of 2001, when compared to the same period in 2000. Management will continue to closely monitor the level of noninterest expenses as part of its strategic plan effort to improve the profitability of Trustmark.

INCOME TAXES
         For the quarter ended March 31, 2001, Trustmark's combined effective tax rate was 35.1% compared with 33.7% for the same period in 2000. The increase in Trustmark's effective tax rate for 2001 is due primarily to the receipt of non-taxable life insurance proceeds in the first quarter of 2000.

SHAREHOLDERS' EQUITY
        In order to enhance shareholder value, Trustmark initiated a capital management plan during 1998. This plan included a number of initiatives designed to improve earnings per share and return on equity, two of the most significant factors impacting shareholder value. Two of these initiatives were the implementation of a common stock repurchase program and the evaluation of Trustmark's dividend payout ratio. Shareholders' equity increased to $643.5 million at March 31, 2001 from $629.6 million at December 31, 2000. As a result of these initiatives, Trustmark's return on average equity has increased to 16.79% at March 31, 2001 from 15.58% at December 31, 2000. The utilization of this capital management plan has allowed Trustmark to increase shareholder value, while maintaining sufficient regulatory capital levels.

COMMON STOCK REPURCHASE PROGRAM
        In November 1998, Trustmark implemented the first phase of its capital management plan by authorizing the repurchase of up to 7.5%, or 5.46 million shares of common stock. This program was completed in the third quarter of 2000, with purchases totaling $112.4 million. During the third quarter of 2000, an additional plan was authorized by Trustmark's Board of Directors to repurchase an additional 5.0%, or approximately 3.4 million shares of common stock. At March 31, 2001, Trustmark had repurchased $9.9 million in common stock under the latest plan, $8.4 million which were repurchased during the first quarter of 2001. The new plan continues to be subject to market conditions and management discretion. Since implementation of these plans, Trustmark has purchased approximately 9.3 million shares of common stock totaling over $181 million.

DIVIDENDS
        An increased dividend payout ratio is another means by which Trustmark has enhanced shareholder value. Trustmark's dividend payout ratio was 33.8% for the quarters ended March 31, 2001 and 2000. Dividends for the first quarter of 2001 were $0.135 per share, an increase of 8.0% when compared with dividends of $0.125 per share the same period in 2000.

REGULATORY CAPITAL
        Trustmark and Trustmark National Bank (Bank) are subject to minimum capital requirements, which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and the Bank.
        Management believes, as of March 31, 2001, that Trustmark and the Bank meet all capital adequacy requirements to which they are subject. At March 31, 2001, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well capitalized. To be categorized in this manner, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected the Bank's present classification.

        Actual and minimum regulatory capital amounts and ratios at March 31, 2001, for Trustmark and the Bank are as follows ($ in thousands):

                                                                Actual              Minimum Regulatory
                                                           Regulatory Capital        Capital Required
                                                           ------------------       ------------------
                                                            Amount      Ratio        Amount      Ratio
                                                           --------    ------       --------    ------
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                                 $658,677    15.86%       $332,193     8.00%
     Trustmark National Bank                                653,130    15.73%        332,065     8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                                 $606,162    14.60%       $166,096     4.00%
     Trustmark National Bank                                601,074    14.48%        166,032     4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                                 $606,162     8.88%       $204,871     3.00%
     Trustmark National Bank                                601,074     8.80%        204,828     3.00%

 EARNING ASSETS
        Earning assets are comprised of securities, loans, federal funds sold, securities purchased under resale agreements and trading account assets, which are the primary revenue streams for Trustmark. At March 31, 2001, earning assets were $6.261 billion, or 91.75% of total assets, compared with $6.318 billion, or 91.74% of total assets at December 31, 2000, a decrease of $56.9 million, or 0.9%. This decrease is the direct result of the previously discussed strategy Trustmark executed during the first quarter of 2001 to sell $192 million in mortgage loans with significant prepayment risk.

SECURITIES
        The securities portfolio is utilized to provide Trustmark with a quality investment alternative, a stable source of interest income, as well as, collateral for pledges on public deposits and securities sold under agreements to repurchase. At March 31, 2001, Trustmark's securities portfolio totaled $2.206 billion, compared to $2.125 billion at December 31, 2000, an increase of $81.4 million, or 3.8%. The increase is the result of Trustmark reinvesting the proceeds from the mortgage loan sale, discussed previously, in AFS securities in order to reposition the balance sheet.
        AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At March 31, 2001, AFS securities totaled $1.250 billion, which represented 56.6% of the securities portfolio, compared to $1.120 million or 52.7% at December 31, 2000.
        HTM securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At March 31, 2001, HTM securities totaled $957 million and represented 43.4% of the total portfolio, compared with $1.005 billion or 47.3% at December 31, 2000.
     Management continues to stress asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 85% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.

LOANS
        Loans, the largest group of earning assets, totaled 64.7% of earning assets at March 31, 2001, compared with 65.6% at December 31, 2000. At March 31, 2001, loans totaled $4.053 billion compared to $4.144 billion at year-end 2001, a decrease of $90.8 million, or 2.2%. As previously discussed, during the first quarter of 2001, Trustmark executed a strategy to sell $192 million in mortgage loans with significant prepayment risk. Excluding this sale, loans would have increased $101.2 million or 2.4%. Loan growth has slowed, but remains broad-based, led by business banking and mortgage refinance volume.
         Trustmark's lending policies have produced consistently strong asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. Trustmark's nonperforming assets at March 31, 2001 and December 31, 2000, are shown in the following table ($ in thousands):

                                              Mar. 31,     Dec. 31,
  Nonperforming Assets                          2001         2000
  --------------------                        --------     --------
  Nonaccrual and restructured loans           $ 18,951     $ 15,958
  Other real estate (ORE)                        2,355        2,280
                                              --------     --------
       Total nonperforming assets             $ 21,306      $18,238
                                              ========     ========
  Accruing loans past due 90 days or more       $2,445       $2,494
                                              ========     ========
  Nonperforming assets/total loans and ORE       0.53%        0.44%
                                              ========     ========

        While the volume of nonperforming assets at March 31, 2001, reflects an increase from year-end 2000, as indicated in the preceding table, the level of nonperforming assets continues to compare favorably to those of peer banks. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
        At March 31, 2001, the allowance for loan losses was $65.7 million, representing 1.62% of total loans outstanding, compared to $65.9 million and 1.59% at December 31, 2000. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio, including losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis considers any identified impairment, as well as historical loss experience in relation to volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee with subsequent review and approval by the Board of Directors.
        Net charge-offs were $2.5 million or 0.25% of average loans at March 31, 2001, compared with $2.1 million or 0.21% of average loans at March 31, 2000. Trustmark's level of net charge-offs to average loans continues to compare favorably to those of peer banks.

OTHER EARNING ASSETS
        Federal funds sold and securities purchased under reverse repurchase agreements were $1.2 million at March 31, 2001, a decrease of $46.6 million when compared with year-end 2000. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
        Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $4.107 billion at March 31, 2001 and averaged $4.081 billion for the first quarter of 2001. This compares with quarter-end and quarterly average deposits for December 31, 2000 of $4.058 billion and $3.961 billion, respectively. Interest-bearing deposits increased 3.4% from December 31, 2000 to March 31, 2001. During this period, interest-bearing demand deposits increased 14.7% and large certificates of deposits rose 5.4%. Non-interest bearing deposits grew 1.8% during the same period. Deposit mix remains favorable with non-interest deposits representing 22% of total deposits. Trustmark continues to search for reasonably priced funding alternatives by evaluating new deposit products.
         Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.558 billion at March 31, 2001, a decrease of $330.4 million, compared with $1.888 billion at December 31, 2000. This difference is primarily related to the utilization of a long-term borrowings category, which totaled $450 million at March 31, 2001 and consisted entirely of FHLB advances. Significant funding remains available through FHLB borrowings.

ASSET/LIABILITY MANAGEMENT
OVERVIEW
         Market risk is the risk of loss arising from adverse changes in market prices and rates. Trustmark has risk management policies to monitor and limit exposure to market risk. Trustmark's market risk is comprised primarily of interest rate risk created by core banking activities. Interest rate risk is the risk to net interest income represented by the impact of higher or lower interest rates. Management continually develops and applies cost-effective strategies to manage these risks. The Asset/Liability Committee sets the day-to-day operating guidelines, approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors. A key objective of the asset/liability management program is to quantify, monitor and manage interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments.

MARKET/INTEREST RATE RISK MANAGEMENT
         The primary purpose in managing interest rate risk is to effectively invest capital and preserve the value created by the core banking business. This is accomplished through the development and implementation of lending, funding, pricing, and hedging strategies designed to maximize net interest income performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines. The primary tool utilized by the Asset/Liability Committee is a modeling system that provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

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

         A static gap analysis is a tool used mainly for interest rate risk measurement, which highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. At March 31, 2001, the balance sheet was liability-sensitive to interest rate movements with $902 million more liabilities than assets scheduled to reprice within three months and $921 million scheduled to reprice within one year. At March 31, 2001, Trustmark's static gap analysis indicates that net interest income would benefit from additional decreases in market interest rates.
        Trustmark uses derivatives to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. Trustmark regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. Forward contracts, a type of derivative financial instrument, are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.
         During the second half of 2000, Trustmark began a strategy to utilize caps and floors, which will be implemented over time. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which have not been designated as hedging instruments, are options that are linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

LIQUIDITY
        Trustmark's goal is to maintain an adequate liquidity position to satisfy the cash flow requirements of depositors and borrowers while meeting the cash flow needs which Trustmark requires for growth. The Asset/Liability
Committee establishes guidelines by which the current liquidity position is monitored to ensure adequate funding capacity. This is accomplished through the active management of both the asset and liability sides of the balance sheet and by maintaining accessibility to local, regional and national funding sources. The ability to maintain consistent earnings and adequate capital also enhances Trustmark's liquidity.

BUSINESS COMBINATIONS
         On April 6, 2001, Trustmark completed its merger with Barret Bancorp, Inc. (Barret) in Barretville, Tennessee. Barret, which had assets of $503 million, was the holding company for the former Peoples Bank in Barretville and Somerville Bank and Trust in Somerville, Tennessee. This transaction was accounted for as a purchase business combination.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
        There were no material developments for the quarter ended March 31, 2001, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        1. There were no reports on Form 8-K filed during the first quarter of 2001

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:     /s/ Richard G. Hickson              BY:    /s/ Gerard R. Host
        -----------------------------              ----------------------------

        Richard G. Hickson                         Gerard R. Host
        President & Chief                          Treasurer (Principal
        Executive Officer                          Financial Officer)


DATE: May 11, 2001                          DATE: May 11, 2001