Form 10-Q
period 2001-06-30
TRUSTMARK CORP
filed 2001-08-14
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2001.

   Title                                                             Outstanding
Common stock, no par value                                            64,578,226

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                                (Unaudited)
                                                                  June 30,         December 31,
                                                                    2001              2000
                                                                -----------        -----------
Assets
Cash and due from banks (noninterest-bearing)                   $   284,791        $   298,651
Federal funds sold and securities purchased
    under reverse repurchase agreements                              12,892             47,849
Trading account securities                                                -                990
Securities available for sale (at fair value)                     1,274,996          1,119,643
Securities held to maturity (fair value: $940,801 - 2001;
     $1,021,444 - 2000)                                             915,983          1,005,455
Loans                                                             4,359,608          4,143,933
Less allowance for loan losses                                       73,939             65,850
                                                                -----------        -----------
     Net loans                                                    4,285,669          4,078,083
Premises and equipment                                               94,803             80,692
Intangible assets                                                    93,416             66,381
Other assets                                                        194,479            189,244
                                                                -----------        -----------
     Total Assets                                               $ 7,157,029        $ 6,886,988
                                                                ===========        ===========

Liabilities
Deposits:
     Noninterest-bearing                                        $   974,565        $   952,696
     Interest-bearing                                             3,377,340          3,105,722
                                                               -------------       ------------
         Total deposits                                           4,351,905          4,058,418
Federal funds purchased                                             524,313            435,262
Securities sold under repurchase agreements                         706,892            819,751
Short-term borrowings                                               390,074            632,964
Long-term FHLB advances                                             450,000            250,000
Other liabilities                                                    66,034             60,952
                                                               -------------       ------------
     Total Liabilities                                            6,489,218          6,257,347

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  64,914,026 shares - 2001;
        64,755,022 shares - 2000                                     13,524             13,491
Capital surplus                                                      92,347             94,229
Retained earnings                                                   547,585            512,107
Accumulated other comprehensive income, net of tax                   14,355              9,814
                                                               -------------       ------------
     Total Shareholders' Equity                                     667,811            629,641
                                                               -------------       ------------
     Total Liabilities and Shareholders' Equity                 $ 7,157,029        $ 6,886,988
                                                               =============       ============

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                       Three Months Ended        Six Months Ended
                                                                             June 30,                June 30,
                                                                      --------------------    ----------------------
                                                                        2001        2000        2001         2000
                                                                      --------    --------    ---------    ---------
Interest Income
Interest and fees on loans                                            $ 88,794    $ 85,443    $ 173,801    $ 168,185
Interest on securities:
     Taxable interest income                                            32,821     33,375        67,175       66,480
     Interest income exempt from federal income taxes                    2,496      1,875         4,577        3,699
Interest on federal funds sold and securities purchased
     under reverse repurchase agreements                                   358        550           735          925
                                                                      --------    --------    ---------    ---------
     Total Interest Income                                             124,469    121,243       246,288      239,289

Interest Expense
Interest on deposits                                                    35,116     30,256        69,454       58,339
Interest on federal funds purchased and securities
     sold under repurchase agreements                                   12,964     17,435        28,339       36,287
Other interest expense                                                  10,018     13,802        23,680       25,002
                                                                      --------    --------    ---------    ---------
     Total Interest Expense                                             58,098     61,493       121,473      119,628
                                                                      --------    --------    ---------    ---------
Net Interest Income                                                     66,371     59,750       124,815      119,661
Provision for loan losses                                                2,400      3,198         4,800        5,316
                                                                      --------    --------    ---------    ---------
Net Interest Income After Provision
     for Loan Losses                                                    63,971     56,552       120,015      114,345

Noninterest Income
Service charges on deposit accounts                                     11,948     10,473        22,371       20,355
Other account charges, fees and commissions                              9,237      9,174        18,177       18,386
Mortgage servicing fees                                                  4,150      3,664         8,243        7,338
Trust service income                                                     3,442      3,825         6,969        7,293
Securities gains                                                           368      3,921           368        8,562
Other income                                                             1,539      2,963         6,889        4,137
                                                                      --------    --------    ---------    ---------
     Total Noninterest Income                                           30,684     34,020        63,017       66,071

Noninterest Expense
Salaries and employee benefits                                          27,536     24,987        53,725       50,433
Net occupancy - premises                                                 2,837      2,578         5,433        5,158
Equipment expense                                                        3,951      3,886         7,742        7,616
Services and fees                                                        7,332      6,594        14,087       13,308
Amortization of intangible assets                                        3,017      2,247         5,294        4,499
Other expense                                                            8,066      8,650        14,947       15,354
                                                                      --------    --------    ---------    ---------
     Total Noninterest Expense                                          52,739     48,942       101,228       96,368
                                                                      --------    --------    ---------    ---------
Income Before Income Taxes and Cumulative Effect of a
     Change in Accounting Principle                                     41,916     41,630        81,804       84,048
Income taxes                                                            14,637     14,624        28,641       28,902
                                                                      --------    --------    ---------    ---------
Income Before Cumulative Effect of a Change in Accounting Principle     27,279     27,006        53,163       55,146
Cumulative effect of a change in accounting principle, net of tax            -          -             -       (2,464)
                                                                      --------    --------    ---------    ---------
Net Income                                                            $ 27,279    $ 27,006    $  53,163    $  52,682
                                                                      ========    ========    =========    =========

Earnings Per Share
Basic and diluted earnings per share before cumulative effect
     of a change in accounting principle                              $   0.41    $   0.39    $    0.81    $    0.79
Cumulative effect of a change in accounting principle, net of tax            -           -            -        (0.03)
                                                                      --------    --------    ---------    ---------
Earnings per share - basic and diluted                                $   0.41    $   0.39    $    0.81    $    0.76
                                                                      ========    ========    =========    =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                                   2001              2000
                                                                ---------          ---------
Balance, January 1,                                             $ 629,641          $ 655,756
Comprehensive income:
     Net income per consolidated statements of income              53,163             52,682
     Net change in unrealized gains/losses on
       securities available for sale, net of tax                    4,618             (7,383)
     Net change in accumulated net losses on cash
       flow hedges, net of tax                                        (77)                 -
                                                                ---------          ---------
          Comprehensive income                                     57,704             45,299
Cash dividends paid                                               (17,685)           (17,316)
Common stock issued in business combination                        46,022                  -
Repurchase and retirement of common stock                         (47,871)           (29,295)
                                                                ---------          ---------
Balance, June 30,                                               $ 667,811          $ 654,444
                                                                =========          =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                           Six Months Ended June 30,
                                                                           ------------------------
                                                                              2001           2000
                                                                           ---------      ---------
Operating Activities
Net income                                                                 $  53,163      $  52,682
Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses                                              4,800          5,316
        Depreciation and amortization                                         11,450         10,720
        Net amortization (accretion) of securities                               331           (844)
        Securities gains                                                        (368)        (8,562)
        Gains on sales of loans                                               (5,684)        (2,190)
        Cumulative effect of a change in accounting principle                      -          3,820
        Net decrease in loans held for sale                                  221,002         14,540
        Proceeds from sales of trading securities                                990        130,575
        Net increase in intangible assets                                    (10,235)        (4,295)
        Net decrease in deferred income taxes                                  4,194          2,967
        Net increase in other assets                                          (4,080)       (13,435)
        Net (decrease) increase in other liabilities                          (1,571)         6,010
        Other operating activities, net                                        1,058            434
                                                                           ---------      ---------
Net cash provided by operating activities                                    275,050        197,738

Investing Activities
Proceeds from calls and maturities of securities held to maturity            295,780        103,025
Proceeds from calls and maturities of securities available for sale           90,478         75,157
Proceeds from sales of securities available for sale                          11,983         15,209
Purchases of securities held to maturity                                           -        (98,974)
Purchases of securities available for sale                                  (353,667)      (158,603)
Net decrease (increase) in federal funds sold and securities
     purchased under reverse repurchase agreements                            93,261        (30,510)
Net increase in loans                                                       (129,096)       (49,097)
Purchases of premises and equipment                                           (6,850)        (6,321)
Proceeds from sales of premises and equipment                                    114             11
Proceeds from sales of other real estate                                       1,055          1,894
Cash paid in business combination                                            (38,175)             -
                                                                           ---------      ---------
Net cash used by investing activities                                        (35,117)      (148,209)

Financing Activities
Net (decrease) increase in deposits                                         (121,539)        35,749
Net decrease in federal funds purchased and securities sold
     under repurchase agreements                                             (23,808)      (172,552)
Net (decrease) increase in other borrowings                                 (242,890)       145,710
Proceeds from long-term FHLB advances                                        200,000              -
Cash dividends                                                               (17,685)       (17,316)
Common stock transactions, net                                               (47,871)       (29,295)
                                                                           ---------      ---------
Net cash used by financing activities                                       (253,793)       (37,704)
                                                                           ---------      ---------
(Decrease) increase in cash and cash equivalents                             (13,860)        11,825
Cash and cash equivalents at beginning of period                             298,651        279,957
                                                                           ---------      ---------
Cash and cash equivalents at end of period                                 $ 284,791      $ 291,782
                                                                           =========      =========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2000 annual report on Form 10-K.
        The consolidated financial statements include the accounts of Trustmark and its wholly-owned banking subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS
        On April 6, 2001, Barret Bancorp, Inc. (Barret) of Barretville, Tennessee, was merged with Trustmark in a business combination accounted for by the purchase method of accounting. Barret was the holding company for the former Peoples Bank in Barretville and Somerville Bank and Trust in Somerville, Tennessee. At the merger date, Barret had approximately $307 million in gross loans, $508 million in total assets and $414 million in total deposits. Trustmark paid $51.2 million and issued 2.4 million shares of common stock, valued at approximately $46 million, in connection with the merger. Excess cost over net assets acquired equaled $22.1 million, of which $10.5 million has been allocated to core deposits and $11.5 million has been allocated to goodwill. The results of operations, which are not material, have been included in the financial statements from the merger date.

NOTE 3 - LOANS
        The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30, ($ in thousands):

                                                           2001          2000
                                                         --------      --------
Balance at beginning of year                             $ 65,850      $ 65,850
Provision charged to expense                                4,800         5,316
Loans charged off                                          (9,233)       (8,534)
Recoveries                                                  3,814         3,218
Allowance applicable to loans of acquired bank              8,708             -
                                                         --------      --------
Balance at end of period                                 $ 73,939      $ 65,850
                                                         ========      ========

        At June 30, 2001 and 2000, the carrying amounts of nonaccrual loans were $25.5 million and $16.2 million, respectively. Included in these nonaccrual loans at June 30, 2001 and 2000, are loans that are considered to be impaired, which totaled $19.8 million and $11.9 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the second quarter of 2001 and 2000 were $19.3 million and $12.1 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the second quarter of 2001 or 2000. The gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at their contractual rates, was also immaterial.

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
                                                     Six Months Ended
                                                          June 30,
                                                ---------------------------
                                                    2001             2000
                                                ----------       ----------
 Weighted Average Shares Outstanding
         Basic                                  65,271,791       69,351,577
         Diluted                                65,367,915       69,390,216


NOTE 6 - STATEMENTS OF CASH FLOWS
        Trustmark paid income taxes approximating $21.1 million and $19.3 million during the six months ended June 30, 2001 and 2000, respectively. Interest paid on deposit liabilities and other borrowings approximated $123.9 million in the first six months of 2001 and $118.3 million in the first six months of 2000. For the six months ended June 30, 2001 and 2000, noncash transfers from loans to foreclosed properties were $2.9 million and $3.3 million, respectively. Assets acquired as a result of the Barret business combination totaled $508 million, while liabilities assumed totaled $422 million.

NOTE 7 - RECENT PRONOUNCEMENTS
        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business
Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Option No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Trustmark will apply the provisions of this statement in future business combinations.
        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. At the date of adoption, Trustmark expects to have unamortized goodwill in the amount of $22.1 million and unamortized identifiable intangible assets in the amount of $75.6 million. Amortization expense for the six months ended June 30, 2001 was $594 thousand related to goodwill and $4.7 million related to identifiable intangible assets. The impact of adoption on Trustmark's consolidated financial position and results of operation have not yet been determined.

NOTE 8 - SEGMENT INFORMATION
        Trustmark has three reportable segments: Retail Banking, Commercial Banking and Financial Services. Retail Banking delivers a full range of financial products and services to individuals and small businesses through Trustmark's extensive branch network. Commercial Banking provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect auto financing and other specialized lending services. Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. Treasury & Other consists of asset/liability management activities that include the investment portfolio and the related gains (losses) on sales of securities. Treasury & Other also includes expenses such as corporate overhead and amortization of intangible assets.
        The following tables disclose financial information by segment for the periods ended June 30, 2001 and 2000, ($ in thousands):

Trustmark Corporation
Segment Information
(000's in thousands)

                                                        Retail         Commercial        Financial        Treasury
                                                        Banking          Banking          Services         & Other          Total
                                                      ----------       ----------        ---------       ----------      ----------
For the three months ended June 30, 2001
----------------------------------------
Net interest income from external customers              $ 5,629         $ 32,029        $ 11,462         $ 17,251         $ 66,371
Internal funding                                          30,756          (20,626)         (2,401)          (7,729)               -
                                                      ----------       ----------         --------       ----------      ----------
Net interest income                                       36,385           11,403           9,061            9,522           66,371
Provision for loan losses                                  1,459              872             504             (435)           2,400
                                                      ----------       ----------         --------       ----------      ----------
Net interest income after provision for loan losses       34,926           10,531           8,557            9,957           63,971
Noninterest income                                        13,799              127          15,541            1,217           30,684
Noninterest expense                                       31,740            3,772          13,873            3,354           52,739
                                                      ----------       ----------         --------       ----------      ----------
Income before taxes                                       16,985            6,886          10,225            7,820           41,916
Income taxes                                               5,865            2,378           3,604            2,790           14,637
                                                      ----------       ----------         --------       ----------      ----------
Segment net income                                      $ 11,120          $ 4,508         $ 6,621          $ 5,030         $ 27,279
                                                      ==========       ==========         ========       ==========      ==========

Selected Financial Information
     Average assets                                   $2,391,651       $1,593,980         $852,496       $2,329,845      $7,167,972
     Depreciation and amortization                       $ 1,256             $ 55         $ 2,132          $ 2,789          $ 6,232


For the three months ended June 30, 2000
----------------------------------------
Net interest income from external customers              $ 7,911         $ 31,777        $ 11,620          $ 8,442         $ 59,750
Internal funding                                          22,979          (22,604)         (4,385)           4,010                -
                                                      ----------       ----------         --------       ----------      ----------
Net interest income                                       30,890            9,173           7,235           12,452           59,750
Provision for loan losses                                  2,369              266             563                -            3,198
                                                      ----------       ----------         --------       ----------      ----------
Net interest income after provision for loan losses       28,521            8,907           6,672           12,452           56,552
Noninterest income                                        12,761              159          15,723            5,377           34,020
Noninterest expense                                       27,558            3,818          11,937            5,629           48,942
                                                      ----------       ----------         --------       ----------      ----------
Income before taxes                                       13,724            5,248          10,458           12,200           41,630
Income taxes                                               4,738            1,813           3,648            4,425           14,624
                                                      ----------       ----------         --------       ----------      ----------
Segment net income                                       $ 8,986          $ 3,435         $ 6,810          $ 7,775         $ 27,006
                                                      ==========       ==========         ========       ==========      ==========

Selected Financial Information
     Average assets                                   $2,129,390       $1,504,023         $870,132       $2,241,928       $6,745,473
     Depreciation and amortization                       $ 1,058             $ 52          $ 1,423          $ 2,828          $ 5,361

Trustmark Corporation
Segment Information
(000's in thousands)

                                                        Retail         Commercial        Financial        Treasury
                                                        Banking          Banking          Services         & Other          Total
                                                      ----------       ----------        ---------       ----------      ----------
For the six months ended June 30, 2001
--------------------------------------
Net interest income from external customers             $ 8,122          $ 64,690       $ 21,854          $ 30,149       $ 124,815
Internal funding                                         59,655           (43,301)        (5,225)          (11,129)              -
                                                      ----------       ----------         --------       ----------      ----------
Net interest income                                      67,777            21,389         16,629            19,020         124,815
Provision for loan losses                                 2,587             1,641          1,147              (575)          4,800
                                                      ----------       ----------         --------       ----------      ----------
Net interest income after provision for loan losses      65,190            19,748         15,482            19,595         120,015
Noninterest income                                       26,282               259         33,691             2,785          63,017
Noninterest expense                                      60,885             7,518         26,935             5,890         101,228
                                                      ----------       ----------         --------       ----------      ----------
Income before taxes                                      30,587            12,489         22,238            16,490          81,804
Income taxes                                             10,558             4,313          7,786             5,984          28,641
                                                      ----------       ----------         --------       ----------      ----------
Segment net income                                     $ 20,029           $ 8,176       $ 14,452          $ 10,506        $ 53,163
                                                      ==========       ==========         ========       ==========      ==========

Selected Financial Information
     Average assets                                   $2,225,059       $1,580,790         $845,737        $2,359,034     $ 7,010,620
     Depreciation and amortization                       $ 2,313            $ 106          $ 3,841           $ 5,190        $ 11,450


For the six months ended June 30, 2000
--------------------------------------
Net interest income from external customers            $ 16,432          $ 62,206       $ 23,091          $ 17,932       $ 119,661
Internal funding                                         45,947           (43,992)        (9,246)            7,291               -
                                                      ----------       ----------         --------       ----------      ----------
Net interest income                                      62,379            18,214         13,845            25,223         119,661
Provision for loan losses                                 3,523               763          1,030                 -           5,316
                                                      ----------       ----------         --------       ----------      ----------
Net interest income after provision for loan losses      58,856            17,451         12,815            25,223         114,345
Noninterest income                                       24,482               316         29,670            11,603          66,071
Noninterest expense                                      56,333             7,645         23,844             8,546          96,368
                                                      ----------       ----------         --------       ----------      ----------
Income before income taxes and cumulative
  effect of a change in accounting principle             27,005            10,122         18,641            28,280          84,048
Income taxes                                              9,323             3,495          6,527             9,557          28,902
                                                      ----------       ----------         --------       ----------      ----------
Income before cumulative effect
  of a change in accounting principle                    17,682             6,627         12,114            18,723          55,146
Cumulative effect of a change
  in accounting principle                                     -                 -              -            (2,464)         (2,464)
                                                      ----------       ----------         --------       ----------      ----------
Segment net income                                     $ 17,682           $ 6,627       $ 12,114          $ 16,259        $ 52,682
                                                      ==========       ==========         ========       ==========      ==========

Selected Financial Information
     Average assets                                   $2,144,688       $1,486,673         $864,574       $2,264,341       $6,760,276
     Depreciation and amortization                       $ 2,100            $ 106          $ 2,804           $ 5,710        $ 10,720

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

FINANCIAL HIGHLIGHTS
        For the second quarter of 2001, Trustmark announced record basic and diluted earnings per share of $0.41, compared with $0.39 for the second quarter of 2000, an increase of 5.1%. Excluding a net nonrecurring gain of $0.03 per share in the second quarter of 2000, earnings per share increased 13.9%. Net income totaled $27.3 million in the second quarter of 2001. This level of performance resulted in a return on average assets of 1.53% and a return on average equity of 16.29%. For the six months ended June 30, 2001, net income totaled $53.2 million, resulting in a return on average assets of 1.53% and a return on average equity of 16.53%. At June 30, 2001, Trustmark reported total loans of $4.360 billion, total assets of $7.157 billion, total deposits of $4.352 billion and shareholders' equity of $667.8 million.

BUSINESS COMBINATIONS
        On April 6, 2001, Barret Bancorp, Inc. (Barret) of Barretville, Tennessee, was merged with Trustmark in a business combination accounted for by the purchase method of accounting. Barret was the holding company for the former Peoples Bank in Barretville and Somerville Bank and Trust in Somerville, Tennessee. At the merger date, Barret had approximately $307 million in gross loans, $508 million in total assets and $414 million in total deposits. The results of operations, which are not material, have been included in the financial statements from the merger date.

RESULTS OF OPERATIONS
Net Interest Income
        Net interest income (NII) is the principal component of Trustmark's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent NII by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for the periods shown. The following table summarizes Trustmark's NIM for the periods shown:

                                                 Six Months Ended
                                                     June 30,
                                                 ----------------
                                                  2001       2000
                                                 -----      -----
Yield on interest-earning assets-FTE             7.84%      7.85%
Rate on interest-bearing liabilities             3.79%      3.86%
                                                 -----      -----
Net interest margin-FTE                          4.05%      3.99%
                                                 =====      =====

        Trustmark's NII has benefited from its negative gap position in a time of declining interest rates and the merger with Barret. For the six months ended June 30, 2001, NII increased $5.2 million, or 4.3%, compared with the same period in 2000. Average interest-earning assets for the first six months of 2001 were $6.467 billion, compared to $6.234 billion for the first six months of 2000, an increase of 3.7%. The average interest-earning asset growth is attributable to a 4.1% increase in average loans and a 3.8% increase in average securities, when comparing these periods. This combination resulted in growth in interest income of $7.0 million, or 2.9%, when comparing the first six months of 2001 to the same period in 2000. Interest expense for the six months ended June 30, 2001, increased $1.8 million, or 1.5%, when compared to the same time period in 2000. Trustmark has taken advantage of its negative gap position in a period of declining interest rates by replacing higher priced borrowings with deposits. While average interest-bearing deposits increased 10.1%, when comparing the first six months of 2001 with the same period in 2000, average federal funds purchased and securities sold under repurchase agreements decreased 9.3% and average borrowings decreased 3.4%. NII is also impacted by Trustmark's ongoing capital management plan, which utilizes available funds to repurchase common stock instead of funding earning assets. During 2001, Trustmark continues to be heavily involved in this program as demonstrated by the repurchase of $47.8 million in common stock.

Provision for Loan Losses
        Trustmark's provision for loan losses totaled $4.8 million during the first six months of 2001, compared to $5.3 million in the same period in 2000. The provision to average loans was 0.23% for the first six months of 2001, compared with 0.26% for the same period in 2000. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent charge-offs in the loan portfolio. The provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. Trustmark's provision for loan losses to average loans continues to remain favorable because of asset quality and compares favorably with its peer banks.

Noninterest Income
        Noninterest income consists of revenues generated from a broad range of banking, insurance and investment products and services. For the first six months of 2001, noninterest income decreased by $3.1 million, or 4.6%. Excluding securities gains, noninterest income would have increased $5.1 million, or 8.9%.
        Service charges for deposit products and services continue to be the single largest component of noninterest income. Income from service charges on deposit accounts increased $2.0 million, or 9.9% during the first six months of 2001, when compared to the first six months of 2000. Revised fee structures for certain deposit services, the overall growth in fee-based deposit accounts, transaction volume and an intensified effort to collect fees resulted in the increase. The Barret business combination contributed $528 thousand to the growth in service charge income.

        The second largest component of noninterest income is other account charges, fees and commissions. In the first six months of 2001, this category decreased $209 thousand, or 1.1%, when compared to the same period in 2000. Declines in brokerage fees, primarily resulting from unfavorable market conditions and ATM fees more than offset increases from credit card fees and insurance commissions.
        Mortgage servicing fees grew $905 thousand or 12.3% in the first half of 2001, when compared to the same period in 2000. Reductions in interest rates have resulted in an increase in mortgages originated and purchased, leading to growth in mortgages serviced. Trustmark serviced $4.0 billion in mortgage loans at June 30, 2001.
        Trust service income decreased slightly in the first six months of 2001, compared to the same period in 2000. Current market conditions have contributed to a decline in corporate trust fees and advisory fees during the first six months of 2001, compared to the same period in 2000. At June 30, 2001,
Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $6.8 billion.
        Other income totaled $6.9 million for the first six months of 2001, compared to $4.1 million during the same period in 2000. The primary component of this increase is a $3.9 million gain from the sale of $192 million in mortgage loans with significant prepayment risk that occurred during the first quarter of 2001. This was offset by $1.3 million in nontaxable benefits received on a key man life insurance policy, which occurred during the first quarter of 2000.
        During the first six months of 2001, $368 thousand in security transactions were recognized. During the first six months of 2000, securities gains totaled $8.6 million, which were realized from sales of AFS equity securities and were used to offset the effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Noninterest Expense
        Total noninterest expense increased $4.9 million, or 5.0%, in the first six months of 2001, compared to the same period in 2000. The Barret business combination contributed $2.1 million during the second quarter of 2001, primarily in salaries and employee benefits. The control of noninterest expense is a management priority. The primary measure of the effectiveness of noninterest expense control is the efficiency ratio, which is calculated by dividing total noninterest expense by tax-equivalent net interest income plus noninterest income. The efficiency ratio measures the percentage of revenues that are absorbed by costs of production. For the first six months of 2001, Trustmark's efficiency ratio, excluding nonrecurring items, was 53.69%, compared to 52.89% for the same period in 2000.
        Salaries and employee benefits were $53.7 million in the first six months of 2001, compared to $50.4 million in the same period in 2000, a net increase of $3.3 million, or 6.5%. Excluding the Barret business combination, this increase would have been $2.0 million, or 3.9%. Amortization of intangibles increased $795 thousand, or 17.7%, primarily from the amortization of mortgage servicing rights. This increased amortization has resulted from increased prepayment risk during the current falling interest rate environment. All other categories in noninterest expense remained well controlled as evidenced by only slight increases during the first six months of 2001, when compared to the same period in 2000. Management will continue to closely monitor the level of noninterest expense as part of its strategic plan effort to improve the profitability of Trustmark.

Income Taxes
        For the six months ended June 30, 2001, Trustmark's combined effective tax rate was 35.0%, compared with 34.4% for the same period in 2000. The increase in Trustmark's effective tax rate for 2001 is due primarily to the receipt of non-taxable life insurance proceeds in the first six months of 2000.

SHAREHOLDERS' EQUITY
        In order to enhance shareholder value, Trustmark initiated a capital management plan during 1998. This plan included a number of initiatives designed to improve earnings per share and return on equity, two of the most significant factors impacting shareholder value. Two of these initiatives were the implementation of a common stock repurchase program and the evaluation of Trustmark's dividend payout ratio. Shareholders' equity increased to $667.8 million at June 30, 2001, from $629.6 million at December 31, 2000, primarily from the Barret business combination. As a result of these initiatives, Trustmark's return on average equity increased to 16.53% at June 30, 2001, from 16.10% at June 30, 2000. The utilization of this capital management plan has allowed Trustmark to increase shareholder value, while maintaining sufficient regulatory capital levels.

Common Stock Repurchase Program
        In November 1998, Trustmark implemented the first phase of its capital management plan by authorizing the repurchase of up to 7.5%, or 5.46 million shares of common stock. This program was completed in the third quarter of 2000, with purchases totaling $112.4 million. During the third quarter of 2000, an additional plan was authorized by Trustmark's Board of Directors to repurchase an additional 5.0%, or approximately 3.4 million shares of common stock. Also, during the third quarter, Trustmark's Board of Directors authorized the repurchase of 3.35 million shares in a privately negotiated transaction. At June 30, 2001, Trustmark had repurchased $49.4 million in common stock under the latest plan, of which, $47.8 million were repurchased during the first six months of 2001. The new plan continues to be subject to market conditions and management discretion. Since implementation of these plans, Trustmark has purchased approximately 11.1 million shares of common stock totaling over $220 million.

Dividends
        An increased dividend payout ratio is another means by which Trustmark has enhanced shareholder value. Trustmark's dividend payout ratio was 33.3% for the six months ended June 30, 2001, and 32.9% for the same period in 2000. Dividends for the first half of 2001 were $0.27 per share, an increase of 8.0%, when compared with dividends of $0.25 per share for the same period in 2000.

Regulatory Capital
        Trustmark  and  Trustmark  National  Bank  (TNB) are  subject to minimum capital requirements, which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.
        Management believes, as of June 30, 2001, that Trustmark and TNB meet all capital adequacy requirements to which they are subject. At June 30, 2001, the most recent notification from the Office of the Comptroller of the Currency
(OCC) categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

        Actual and minimum regulatory capital amounts and ratios at June 30, 2001, for Trustmark and TNB are as follows ($ in thousands):

                                                  Actual              Minimum Regulatory
                                             Regulatory Capital        Capital Required
                                             ------------------       ------------------
                                              Amount      Ratio        Amount      Ratio
                                             --------    ------       --------    ------
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                   $665,838    15.10%       $352,693     8.00%
     Trustmark National Bank                 $637,510    14.83%       $343,820     8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                   $610,015    13.84%       $176,347     4.00%
     Trustmark National Bank                 $583,598    13.58%       $171,910     4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                   $610,015     8.56%       $213,736     3.00%
     Trustmark National Bank                 $583,598     8.36%       $209,514     3.00%

EARNING ASSETS
        Earning assets are comprised of securities, loans, federal funds sold, securities purchased under resale agreements and trading account assets, which are the primary revenue streams for Trustmark. At June 30, 2001, earning assets were $6.563 billion, or 91.71% of total assets, compared with $6.318 billion, or 91.74% of total assets at December 31, 2000, an increase of $245.6 million, or 3.9%. This increase is the direct result of the Barret business combination, which more than offset the sale of mortgage loans, which was completed during the first quarter of 2001.

Securities
        The securities portfolio is utilized to provide Trustmark with a quality investment alternative, a stable source of interest income, as well as collateral for pledges on public deposits and securities sold under agreements to repurchase. At June 30, 2001, Trustmark's securities portfolio totaled $2.191 billion, compared to $2.125 billion at December 31, 2000, an increase of $65.9 million, or 3.1%. Contributing to this increase was the first quarter reinvestment from the sale of mortgage loans ($192 million) and the Barret business combination ($104 million), which was completed during the second quarter of 2001. Excluding these items, the securities portfolio would have decreased by approximately $230 million. Management has utilized this liquidity to reduce wholesale funding reliance, as well as fund the capital management plan during a period when market yields have been declining.
        AFS securities are carried at their estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At June 30, 2001, AFS securities totaled $1.275 billion, which represented 58.2% of the securities portfolio, compared to $1.120 billion or 52.7% at December 31, 2000.
        HTM securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At June 30, 2001, HTM securities totaled $916 million and represented 41.8% of the total portfolio, compared with $1.005 billion or 47.3% at December 31, 2000.
        Management continues to stress asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 83% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.

Loans
        Loans, the largest group of earning assets, totaled 66.4% of earning assets at June 30, 2001, compared with 65.6% at December 31, 2000. At June 30, 2001, loans totaled $4.360 billion compared to $4.144 billion at year-end 2000, an increase of $215.7 million, or 5.2%. The Barret business combination contributed $307 million in loan growth, which has been offset by the first quarter mortgage loan sale. Excluding these two transactions, loans would have increased $100.4 million or 2.4%. Loan growth has remained stable, as traditional consumer lending has contracted, while mortgage and small business lending have expanded.
        Trustmark's lending policies have produced consistently strong asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. Trustmark's nonperforming assets at June 30, 2001 and December 31, 2000, are shown in the following table ($ in thousands):

                                          June 30,     Dec. 31,
Nonperforming Assets                        2001         2000
--------------------                      --------     --------
Nonaccrual and restructured loans         $ 25,476     $ 15,958
Other real estate (ORE)                      4,447        2,280
                                          --------     --------
     Total nonperforming assets           $ 29,923     $ 18,238
                                          ========     ========
Accruing loans past due 90 days or more   $  5,757     $  2,494
                                          ========     ========
Nonperforming assets/total loans and ORE     0.69%        0.44%
                                          ========     ========

        At June 30, 2001, nonperforming assets and past due loans over 90 days (as seen in the preceding table) equaled $35.7 million, of which $8.3 million is the result of the Barret business combination. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
        At June 30, 2001, the allowance for loan losses was $73.9 million, representing 1.70% of total loans outstanding, compared to $65.9 million and 1.59%, respectively, at December 31, 2000. This increase is the direct result of the Barret business combination. At acquisition date, Barret's allowance for loan losses equaled $8.7 million. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio, including losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis considers any identified impairment, as well as historical loss experience in relation to volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee, with subsequent review and approval by the Board of Directors.
        Net charge-offs were $5.4 million or 0.26% of average loans at June 30, 2001, compared with $5.3 million or 0.26% of average loans at June 30, 2000. Trustmark's level of net charge-offs to average loans continues to compare favorably to those of peer banks.

Other Earning Assets
        Federal funds sold and securities purchased under reverse repurchase agreements were $12.9 million at June 30, 2001, a decrease of $35.0 million when compared with year-end 2000. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
        Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $4.352 billion at June 30, 2001, compared with $4.058 billion at December 31, 2000, an increase of $293.5 million, or 7.2%. The increase during the first six months of 2001 is attributable to the $414 million contributed by the Barret business combination. Excluding the merger related growth, deposit balances have declined slightly as brokered CDs have matured. Trustmark continues to search for reasonably priced funding alternatives by evaluating new deposit products.
        Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.621 billion at June 30, 2001, a decrease of $266.7 million, compared with $1.888 billion at December 31, 2000. This difference is primarily related to the utilization of a long-term borrowings category, which totaled $450 million at June 30, 2001, an increase of $200 million, when compared with December 31, 2000, and consisted entirely of FHLB advances. Significant funding remains available through FHLB borrowings.

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

Market/Interest Rate Risk Management
        The primary purpose in managing interest rate risk is to effectively invest capital and preserve the value created by the core banking business. This is accomplished through the development and implementation of lending, funding, pricing, and hedging strategies designed to maximize net interest income performance under varying interest rate environments, subject to specific liquidity and interest rate risk guidelines. The primary tool utilized by the Asset/Liability Committee is a modeling system that provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

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

        A static gap analysis is a tool used mainly for interest rate risk measurement, which highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. At June 30, 2001, the balance sheet was liability-sensitive to interest rate movements with $1.063 billion more liabilities than assets scheduled to reprice within three months and $963 million scheduled to reprice within one year. At June 30, 2001, Trustmark's static gap analysis indicates that net interest income would benefit from additional decreases in market interest rates.
        Trustmark uses derivatives to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. Trustmark regularly enters into derivative financial instruments in the form of forward contracts as part of normal asset/liability management strategies. Forward contracts, a type of derivative financial instrument, are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.
        During the second half of 2000, Trustmark began a strategy to utilize interest rate caps and floors, which will be implemented over time. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which have not been designated as hedging instruments, are options that are linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings
        There were no material developments for the quarter ended June 30, 2001, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

        1. There were no reports on Form 8-K filed during the second quarter of 2001.

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


DATE: August 13, 2001                       DATE: August 13, 2001