Form 10-Q
period 2001-09-30
TRUSTMARK CORP
filed 2001-11-14
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2001.

    Title                                                            Outstanding
Common stock, no par value                                            63,983,271

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                             (Unaudited)
                                                            September 30,  December 31,
                                                                2001           2000
                                                            ------------   ------------
Assets
Cash and due from banks (noninterest-bearing)               $    300,605   $    298,651
Federal funds sold and securities purchased
    under reverse repurchase agreements                            9,840         47,849
Trading account securities                                             -            990
Securities available for sale (at fair value)                  1,167,418      1,119,643
Securities held to maturity (fair value: $889,997 - 2001;
     $1,021,444 - 2000)                                          851,016      1,005,455
Loans                                                          4,359,580      4,143,933
Less allowance for loan losses                                    72,529         65,850
                                                            ------------   ------------
     Net loans                                                 4,287,051      4,078,083
Premises and equipment                                            94,539         80,692
Intangible assets                                                 93,563         66,381
Other assets                                                     192,757        189,244
                                                            ------------   ------------
     Total Assets                                           $  6,996,789   $  6,886,988
                                                            ============   ============

Liabilities
Deposits:
     Noninterest-bearing                                    $  1,031,369   $    952,696
     Interest-bearing                                          3,344,188      3,105,722
                                                            ------------   ------------
         Total deposits                                        4,375,557      4,058,418
Federal funds purchased                                          330,381        435,262
Securities sold under repurchase agreements                      602,695        819,751
Short-term borrowings                                            463,552        632,964
Long-term FHLB advances                                          475,000        250,000
Other liabilities                                                 69,746         60,952
                                                            ------------   ------------
     Total Liabilities                                         6,316,931      6,257,347

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  64,113,271 shares - 2001;
        64,755,022 shares - 2000                                  13,358         13,491
Capital surplus                                                   75,484         94,229
Retained earnings                                                567,576        512,107
Accumulated other comprehensive income, net of tax                23,440          9,814
                                                            ------------   ------------
     Total Shareholders' Equity                                  679,858        629,641
                                                            ------------   ------------
     Total Liabilities and Shareholders' Equity             $  6,996,789   $  6,886,988
                                                            ============   ============

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                                       Three Months Ended       Nine Months Ended
                                                                          September 30,            September 30,
                                                                      ---------------------   ---------------------
                                                                         2001        2000        2001        2000
                                                                      ---------   ---------   ---------   ---------
Interest Income
Interest and fees on loans                                            $  86,857   $  87,759   $ 260,658   $ 255,944
Interest on securities:
     Taxable interest income                                             29,979      34,043      97,154     100,523
     Interest income exempt from federal income taxes                     2,473       1,950       7,050       5,649
Interest on federal funds sold and securities purchased
     under reverse repurchase agreements                                    108         661         843       1,586
Other interest income                                                       396           -         396           -
                                                                      ---------   ---------   ---------   ---------
     Total Interest Income                                              119,813     124,413     366,101     363,702

Interest Expense
Interest on deposits                                                     31,106      33,666     100,560      92,005
Interest on federal funds purchased and securities
     sold under repurchase agreements                                     8,624      15,816      36,963      52,103
Other interest expense                                                    9,600      17,614      33,280      42,616
                                                                      ---------   ---------   ---------   ---------
     Total Interest Expense                                              49,330      67,096     170,803     186,724
                                                                      ---------   ---------   ---------   ---------
Net Interest Income                                                      70,483      57,317     195,298     176,978
Provision for loan losses                                                 3,800       2,195       8,600       7,511
                                                                      ---------   ---------   ---------   ---------

Net Interest Income After Provision
     for Loan Losses                                                     66,683      55,122     186,698     169,467

Noninterest Income
Service charges on deposit accounts                                      12,077      10,802      34,448      31,157
Other account charges, fees and commissions                               9,340       9,385      27,517      27,771
Mortgage servicing fees                                                   4,294       3,702      12,537      11,040
Trust service income                                                      3,480       3,961      10,449      11,254
Securities gains                                                          1,362         793       1,730       9,355
Other income                                                              3,659         670      10,548       4,807
                                                                      ---------   ---------   ---------   ---------
     Total Noninterest Income                                            34,212      29,313      97,229      95,384

Noninterest Expense
Salaries and employee benefits                                           28,225      24,930      81,950      75,363
Net occupancy - premises                                                  3,201       2,635       8,634       7,793
Equipment expense                                                         3,942       3,805      11,684      11,421
Services and fees                                                         7,638       6,271      21,725      19,579
Amortization of intangible assets                                         5,281       2,037      10,575       6,536
Other expense                                                             8,266       6,591      23,213      21,945
                                                                      ---------   ---------   ---------   ---------
     Total Noninterest Expense                                           56,553      46,269     157,781     142,637
                                                                      ---------   ---------   ---------   ---------
Income Before Income Taxes and Cumulative Effect of a
     Change in Accounting Principle                                      44,342      38,166     126,146     122,214
Income taxes                                                             15,633      13,011      44,274      41,913
                                                                      ---------   ---------   ---------   ---------
Income Before Cumulative Effect of a Change in Accounting Principle      28,709      25,155      81,872      80,301
Cumulative effect of a change in accounting principle, net of tax             -           -           -      (2,464)
                                                                      ---------   ---------   ---------   ---------
Net Income                                                            $  28,709   $  25,155   $  81,872   $  77,837
                                                                      =========   =========   =========   =========

Earnings Per Share
Basic and diluted earnings per share before cumulative effect
     of a change in accounting principle                              $    0.45   $    0.37   $    1.26   $    1.16
Cumulative effect of a change in accounting principle, net of tax             -           -           -       (0.03)
                                                                      ---------   ---------   ---------   ---------
Earnings per share - basic and diluted                                $    0.45   $    0.37   $    1.26   $    1.13
                                                                      =========   =========   =========   =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                              2001         2000
                                                           ---------    ---------
Balance, January 1,                                        $ 629,641    $ 655,756
Comprehensive income:
     Net income per consolidated statements of income         81,872       77,837
     Net change in unrealized gains/losses on
       securities available for sale, net of tax              14,696       (2,559)
     Net change in accumulated net losses on cash
       flow hedges, net of tax                                (1,070)        (275)
                                                           ---------    ---------
          Comprehensive income                                95,498       75,003
Cash dividends paid                                          (26,403)     (25,885)
Common stock issued in business combination                   46,022          -
Repurchase and retirement of common stock                    (64,900)     (92,647)
                                                           ---------    ---------
Balance, September 30,                                     $ 679,858    $ 612,227
                                                           =========    =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                         2001        2000
                                                                      ---------    ---------
Operating Activities
Net income                                                            $  81,872    $  77,837
Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses                                         8,600        7,511
        Depreciation and amortization                                    20,046       15,812
        Net amortization (accretion) of securities                          570       (1,588)
        Securities gains                                                 (1,730)      (9,355)
        Gains on sales of loans                                          (6,489)      (2,561)
        Cumulative effect of a change in accounting principle                 -        3,820
        Net decrease (increase) in loans held for sale                  186,266       (1,004)
        Proceeds from sales of trading securities                           990      130,575
        Net increase in intangible assets                               (15,663)      (7,054)
        Net decrease in deferred income taxes                             1,807        2,141
        Net increase in other assets                                     (7,501)     (25,410)
        Net increase in other liabilities                                   534       16,080
        Other operating activities, net                                   1,859          473
                                                                      ---------    ---------
Net cash provided by operating activities                               271,161      207,277

Investing Activities
Proceeds from calls and maturities of securities held to maturity       156,868      157,897
Proceeds from calls and maturities of securities available for sale     465,121      116,123
Proceeds from sales of securities available for sale                     12,076      144,726
Purchases of securities held to maturity                                      -     (163,968)
Purchases of securities available for sale                             (400,401)    (322,750)
Net decrease in federal funds sold and securities
     purchased under reverse repurchase agreements                       96,313       13,279
Net increase in loans                                                   (98,737)     (99,729)
Purchases of premises and equipment                                      (9,330)      (8,444)
Proceeds from sales of premises and equipment                               123          146
Proceeds from sales of other real estate                                  2,474        3,183
Cash paid in business combination                                       (38,175)           -
                                                                      ---------    ---------
Net cash provided (used) by investing activities                        186,332     (159,537)

Financing Activities
Net (decrease) increase in deposits                                     (97,887)      36,406
Net decrease in federal funds purchased and securities sold
     under repurchase agreements                                       (321,937)    (203,118)
Net (decrease) increase in other borrowings                            (169,412)     255,868
Proceeds from long-term FHLB advances                                   225,000            -
Cash dividends                                                          (26,403)     (25,885)
Common stock transactions, net                                          (64,900)     (92,647)
                                                                      ---------    ---------
Net cash used by financing activities                                  (455,539)     (29,376)
                                                                      ---------    ---------
Increase in cash and cash equivalents                                     1,954       18,364
Cash and cash equivalents at beginning of period                        298,651      279,957
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 300,605    $ 298,321
                                                                      =========    =========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2000 annual report on Form 10-K.
     The consolidated financial statements include the accounts of Trustmark and its wholly-owned banking subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS
     On April 6, 2001, Barret Bancorp, Inc. (Barret) of Barretville, Tennessee, was merged with Trustmark in a business combination accounted for by the purchase method of accounting. Barret was the holding company for the former Peoples Bank in Barretville and Somerville Bank and Trust in Somerville, Tennessee. At the merger date, Barret had approximately $307 million in gross loans, $508 million in total assets and $414 million in total deposits. Trustmark paid $51.2 million and issued 2.4 million shares of common stock, valued at approximately $46 million, in connection with the merger. Excess cost over net assets acquired equaled $22.1 million, of which $10.5 million has been allocated to core deposits and $11.5 million has been allocated to goodwill. The results of operations, which are not material, have been included in the financial statements from the merger date.
     On September 7, 2001, Trustmark and Nashoba Bancshares, Inc. (Nashoba), located in Germantown, Tennessee, announced the signing of a definitive agreement in which Nashoba will be acquired by Trustmark. Nashoba, with assets of $177 million, is the holding company for Nashoba Bank. Under the terms of the agreement, Trustmark will pay $27.55 million in cash, or $36.27 per share, in connection with the merger, which will be accounted for using the purchase method of accounting. The transaction, which is subject to the approval of regulatory authorities, is expected to be completed in the fourth quarter of 2001.

NOTE 3 - LOANS
     The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30, ($ in thousands):


                                                             2001        2000
                                                           --------    --------
Balance at beginning of year                               $ 65,850    $ 65,850
Provision charged to expense                                  8,600       7,511
Loans charged off                                           (16,426)    (12,658)
Recoveries                                                    5,797       5,147
Allowance applicable to loans of acquired banks               8,708           -
                                                           --------    --------
Balance at end of period                                   $ 72,529    $ 65,850
                                                           ========    ========

     At September 30, 2001 and 2000, the carrying amounts of nonaccrual loans were $31.1 million and $14.6 million, respectively. Included in these nonaccrual loans at September 30, 2001 and 2000, are loans that are considered to be impaired, which totaled $24.5 million and $11.2 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the third quarter of 2001 and 2000 were $22.5 million and $11.3 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the third quarter of 2001 or 2000. The gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at their contractual rates, was also immaterial.

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

                                                Nine Months Ended
                                                  September 30,
                                          ---------------------------
                                             2001             2000
                                          ----------       ----------
 Weighted Average Shares Outstanding
         Basic                            65,033,889       68,892,433
         Diluted                          65,140,949       68,935,738

NOTE 6 - STATEMENTS OF CASH FLOWS
     Trustmark paid income taxes approximating $36.3 million and $28.8 million during the nine months ended September 30, 2001 and 2000, respectively. Interest paid on deposit liabilities and other borrowings approximated $177.2 million in the first nine months of 2001 and $182.0 million in the first nine months of 2000. For the nine months ended September 30, 2001 and 2000, noncash transfers from loans to foreclosed properties were $4.1 million and $3.7 million, respectively. Assets acquired as a result of the Barret business combination totaled $508 million, while liabilities assumed totaled $422 million.

NOTE 7 - RECENT PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business
Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Option No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." This statement eliminates the pooling method for accounting for business combinations and requires intangible assets that meet certain criteria be reported separately from goodwill. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Trustmark will apply the provisions of this statement in future business combinations.
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. This statement also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment. Impairment losses resulting from the initial application of this statement are to be reported as resulting from a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2001, and must be applied to all goodwill and other intangible assets recognized in the financial statements as of the start of that fiscal year. Based on intangibles currently recorded, at the date of adoption, Trustmark expects to have unamortized goodwill in the amount of $22.1 million and unamortized identifiable intangible assets in the amount of $75.6 million. Amortization expense for the nine months ended September 30, 2001, was $963 thousand related to goodwill and $9.6 million related to identifiable intangible assets. The impact of adoption on Trustmark's consolidated financial position and results of operation have not yet been determined, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.
     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The impact of this statement on Trustmark's consolidated financial position and results of operation have not yet been determined.
     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of this statement are not expected to have a material impact on Trustmark's consolidated financial position and results of operation.

NOTE 8 - SEGMENT INFORMATION
     Trustmark has three reportable segments: Retail Banking Group, Commercial Banking Group and Investment Services. Retail Banking delivers a full range of financial products and services to individuals and small businesses through Trustmark's extensive branch network. Commercial Banking provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect auto financing and other specialized lending services. Investment Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. The Operational Support Group consists of asset/liability management activities that include the investment portfolio and the related gains (losses) on sales of securities. The Operational Support Group also includes expenses such as corporate overhead and amortization of intangible assets.
     The following tables disclose financial information by segment for the periods ended September 30, 2001 and 2000, ($ in thousands):

TRUSTMARK CORPORATION
SEGMENT INFORMATION
(000'S IN THOUSANDS)

                                                         Retail     Commercial        Invest      Operational
                                                         Group         Group         Services       /Support        Total
                                                      -----------   -----------    -----------    -----------    -----------
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001
---------------------------------------------------
Net interest income from external customers           $     7,195   $    31,122    $    14,124    $    18,042    $    70,483
Internal funding                                           31,890       (19,795)        (4,843)        (7,252)             -
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        39,085        11,327          9,281         10,790         70,483
Provision for loan losses                                   3,677           910            505         (1,292)         3,800
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        35,408        10,417          8,776         12,082         66,683
Noninterest income                                         13,835           120         15,368          4,889         34,212
Noninterest expenses                                       32,571         3,981         16,564          3,437         56,553
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 16,672         6,556          7,580         13,534         44,342
Income taxes                                                5,748         2,263          2,701          4,921         15,633
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $    10,924   $     4,293    $     4,879    $     8,613    $    28,709
                                                      ===========   ===========    ===========    ===========    ===========


Selected Financial Information
     Average assets                                   $ 2,336,247   $ 1,593,915    $   881,954    $ 2,203,673    $ 7,015,789
     Depreciation and amortization                    $     1,276   $        55    $     4,405    $     2,859    $     8,595


FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000
---------------------------------------------------
Net interest income from external customers           $     6,382   $    32,613    $    12,061    $     6,261    $    57,317
Internal funding                                           24,291       (23,649)        (5,462)         4,820              -
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        30,673         8,964          6,599         11,081         57,317
Provision for loan losses                                   1,411           400            384              -          2,195
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        29,262         8,564          6,215         11,081         55,122
Noninterest income                                         12,814           115         14,252          2,132         29,313
Noninterest expenses                                       27,244         4,054         12,173          2,798         46,269
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 14,832         4,625          8,294         10,415         38,166
Income taxes                                                5,117         1,597          2,901          3,396         13,011
                                                      -----------   -----------    -----------    -----------    -----------
Segment net income                                    $     9,715   $     3,028    $     5,393    $     7,019    $    25,155
                                                      ===========   ===========    ===========    ===========    ===========


Selected Financial Information
     Average assets                                   $ 2,130,195   $ 1,509,800    $   858,679    $ 2,297,017    $ 6,795,691
     Depreciation and amortization                    $     1,041   $        49    $     1,469    $     2,533    $     5,092

TRUSTMARK CORPORATION
SEGMENT INFORMATION
(000'S IN THOUSANDS)

                                                         Retail     Commercial        Invest      Operational
                                                         Group         Group         Services       /Support        Total
                                                      -----------   -----------    -----------    -----------    -----------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
---------------------------------------------------
Net interest income from external customers           $    15,317   $    95,812    $    35,978    $    48,191    $   195,298
Internal funding                                           91,545       (63,096)       (10,068)       (18,381)             -
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                       106,862        32,716         25,910         29,810        195,298
Provision for loan losses                                   6,264         2,551          1,652         (1,867)         8,600
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses       100,598        30,165         24,258         31,677        186,698
Noninterest income                                         40,117           379         49,059          7,674         97,229
Noninterest expenses                                       93,456        11,499         43,499          9,327        157,781
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes                                 47,259        19,045         29,818         30,024        126,146
Income taxes                                               16,306         6,576         10,487         10,905         44,274
                                                      -----------   -----------    -----------    -----------    -----------
 Segment net income                                   $    30,953   $    12,469    $    19,331    $    19,119    $    81,872
                                                      ===========   ===========    ===========    ===========    ===========


Selected Financial Information
      Average assets                                  $ 2,262,529   $ 1,585,213    $   857,942    $ 2,306,678    $ 7,012,362
      Depreciation and amortization                   $     3,589   $       161    $     8,246    $     8,050    $    20,046


FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
---------------------------------------------------
Net interest income from external customers           $    22,814   $    94,819    $    35,152    $    24,193    $   176,978
Internal funding                                           70,238       (67,641)       (14,708)        12,111              -
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income                                        93,052        27,178         20,444         36,304        176,978
Provision for loan losses                                   4,934         1,163          1,414              -          7,511
                                                      -----------   -----------    -----------    -----------    -----------
Net interest income after provision for loan losses        88,118        26,015         19,030         36,304        169,467
Noninterest income                                         37,296           431         43,922         13,735         95,384
Noninterest expenses                                       83,577        11,699         36,017         11,344        142,637
                                                      -----------   -----------    -----------    -----------    -----------
Income before income taxes and cumulative
     effect of change in accounting principle              41,837        14,747         26,935         38,695        122,214
Income taxes                                               14,440         5,092          9,428         12,953         41,913
                                                      -----------   -----------    -----------    -----------    -----------
Income before cumulative effect
     of change in accounting principle                     27,397         9,655         17,507         25,742         80,301
Cumulative effect of change
     in accounting principle                                    -             -              -         (2,464)        (2,464)
                                                      -----------   -----------    -----------    -----------    -----------
 Segment net income                                   $    27,397   $     9,655    $    17,507    $    23,278    $    77,837
                                                      ===========   ===========    ===========    ===========    ===========

Selected Financial Information
      Average assets                                  $ 2,139,857   $ 1,494,382    $   862,609    $ 2,275,233    $ 6,772,081
      Depreciation and amortization                   $     3,141   $       155    $     4,273    $     8,243    $    15,812

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

FINANCIAL HIGHLIGHTS
     For the third quarter of 2001, Trustmark announced record basic and diluted earnings per share of $0.45, compared with $0.37 for the third quarter of 2000, an increase of 21.6%. Net income totaled $28.7 million in the third quarter of 2001. This level of performance resulted in a return on average assets of 1.62% and a return on average equity of 17.27%. For the nine months ended September 30, 2001, basic and diluted earnings per share were $1.26, an increase of 11.5% from comparable periods one year earlier. Net income for the first nine months totaled $81.9 million, resulting in a return on average assets of 1.56% and a return on average equity of 16.78%. At September 30, 2001, Trustmark reported total loans of $4.4 billion, total assets of $7.0 billion, total deposits of $4.4 billion and shareholders' equity of $679.9 million.

BUSINESS COMBINATIONS
     On April 6, 2001, Barret Bancorp, Inc. (Barret) of Barretville, Tennessee, was merged with Trustmark in a business combination accounted for by the purchase method of accounting. Barret was the holding company for the former Peoples Bank in Barretville and Somerville Bank and Trust in Somerville, Tennessee. At the merger date, Barret had approximately $307 million in gross loans, $508 million in total assets and $414 million in total deposits. The results of operations, which are not material, have been included in the financial statements from the merger date.
     On September 7, 2001, Trustmark and Nashoba Bancshares, Inc. (Nashoba), located in Germantown, Tennessee, announced the signing of a definitive agreement in which Nashoba will be acquired by Trustmark. Nashoba, with assets of $177 million, is the holding company for Nashoba Bank. Under the terms of the agreement, Trustmark will pay $27.55 million in cash, or $36.27 per share, in connection with the merger, which will be accounted for using the purchase method of accounting. The transaction, which is subject to the approval of regulatory authorities, is expected to be completed in the fourth quarter of 2001.

RESULTS OF OPERATIONS
NET INTEREST INCOME
     Trustmark's results of operations are impacted by its ability to effectively manage interest income and expense. Since interest rates are determined by outside market forces and economic conditions, generating net interest income is dependent upon Trustmark's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. The key performance measure for net interest income is the interest margin, which is taxable-equivalent net interest income divided by average earning assets. Tax-exempt income and yields are stated on a taxable-equivalent basis in order to be comparable to taxable investments and loans. This fully taxable equivalent (FTE) yield on tax-exempt income has been computed based on a 35% federal marginal tax rate for the periods shown. The following table summarizes Trustmark's NIM for the periods shown:

                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                     2001        2000
                                                    -----       -----
Yield on interest-earning assets-FTE                7.74%       7.91%
Rate on interest-bearing liabilities                3.54%       3.99%
                                                    -----       -----
Net interest margin-FTE                             4.20%       3.92%
                                                    =====       =====

     Since the beginning of 2001, the Federal Open Market Committee (which is the primary monetary policy body of the Federal Reserve System), has lowered its target short-term interest rate ten times. In response, Trustmark has lowered its prime rate by 400 basis points. While earning asset yields have been affected, a greater impact has been felt by the cost of interest-bearing liabilities as a result of Trustmark's negative gap position. The result has been that for the nine months ended September 30, 2001, NII increased $18.3 million, or 10.4%, compared with the same period in 2000. Average interest-earning assets for the first nine months of 2001, were $6.438 billion, compared to $6.286 billion for the first nine months of 2000, an increase of 2.4%. The average interest-earning asset growth is attributable to a 7.1% increase in average loans offset by a decrease in average securities, when comparing these periods. This combination resulted in growth in interest income of $2.4 million, or 0.7%, when comparing the first nine months of 2001 to the same period in 2000. The largest impact to net interest income growth during 2001 has come from the reduction in interest expense. Interest expense for the nine months ended September 30, 2001, decreased $15.9 million, or 8.5%, when compared to the same time period in 2000. This reduction has been fueled by lower interest expense on federal funds sold, repurchase agreements and other borrowings as Trustmark utilized liquidity from maturing securities to pay down its short-term borrowings. Growth in deposits has added to interest expense but at a lower cost than borrowings. While average interest-bearing deposits increased 8.5%, when comparing the first nine months of 2001 with the same period in 2000, average federal funds purchased and securities sold under repurchase agreements decreased 2.1% and average borrowings decreased 14.4%. NII is also impacted by Trustmark's ongoing capital management plan, which utilizes available funds to repurchase common stock instead of funding earning assets. During 2001, Trustmark continues to be heavily involved in this program as demonstrated by the repurchase of $64.8 million in common stock.

PROVISION FOR LOAN LOSSES
     Trustmark's provision for loan losses totaled $8.6 million during the first nine months of 2001, compared to $7.5 million in the same period in 2000. The provision to average loans was 0.27% for the first nine months of 2001, compared with 0.25% for the same period in 2000. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent charge-offs in the loan portfolio. The provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. Trustmark's provision for loan losses to average loans continues to remain favorable when compared with its peer banks.

NONINTEREST INCOME
     Noninterest income consists of revenues generated from a broad range of banking, insurance and investment products and services. For the first nine months of 2001, noninterest income increased by $1.8 million, or 1.9%. Excluding securities gains, noninterest income would have increased $9.5 million, or 11.0%. The Barret business combination contributed $1.5 million, primarily from service charges on deposit accounts.
     Service charges for deposit products and services continue to be the single largest component of noninterest income. Income from service charges on deposit accounts increased $3.3 million, or 10.6% during the first nine months of 2001, when compared to the first nine months of 2000. Revised fee structures for certain deposit services, the overall growth in fee-based deposit accounts, transaction volume and an intensified effort to collect fees resulted in the increase. The Barret business combination contributed $1.2 million to the growth in service charge income.

     The second largest component of noninterest income is other account charges, fees and commissions. In the first nine months of 2001, this category decreased $254 thousand, or 0.9%, when compared to the same time period in 2000. Decreases in fees from brokerage activities, which have been reduced due to current market conditions, more than offset increases in insurance commissions and credit card fees.
     Mortgage servicing fees grew $1.5 million or 13.6% in the first nine months of 2001, when compared to the same period in 2000. Reductions in interest rates have resulted in an increase in mortgages originated, refinanced and purchased, leading to growth in mortgages serviced. Trustmark serviced $4.2 billion in mortgage loans at September 30, 2001.
     Trust service income decreased $805 thousand, or 7.2% during the first nine months of 2001, compared to the same period in 2000. Current market conditions have contributed to a decline in valuation of assets managed, corporate trust fees and advisory fees during the first nine months of 2001, compared to the same period in 2000. At September 30, 2001, Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $6.9 billion.
     During the first nine months of 2001, $1.7 million in security transaction gains were recognized from sales and calls of securities. During the first nine months of 2000, securities gains totaled $9.4 million, which were realized from sales of available for sale equity securities and were used to offset the effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
     Other income totaled $10.5 million for the first nine months of 2001, compared to $4.8 million during the same period in 2000. The primary components of this increase are a $3.9 million gain from the sale of $192 million in mortgage loans with significant prepayment risk that occurred during the first quarter of 2001, combined with the $3.0 million increase in fair market value of Trustmark's interest rate contracts. These were offset by $1.3 million in nontaxable benefits received on a key man life insurance policy, which occurred during 2000.

NONINTEREST EXPENSE
     Total noninterest expense increased $15.1 million, or 10.6% in the first nine months of 2001, compared to the same period in 2000. Included in this amount is $4.3 million as a result of the Barret business combination, primarily in salaries and employee benefits. Also included in this amount is $2.0 million related to the establishment of an impairment allowance for mortgage servicing rights. Excluding these two items, total noninterest expense increased $8.9 million, or 6.2% in the first nine months of 2001, compared to the same period in 2000. The control of noninterest expense is a management priority. The primary measure of the effectiveness of noninterest expense control is the efficiency ratio, which is calculated by dividing total noninterest expense by tax-equivalent net interest income plus noninterest income. The efficiency ratio measures the percentage of revenues that are absorbed by costs of production. For the first nine months of 2001, Trustmark's efficiency ratio, excluding nonrecurring items, was 53.36%, compared to 52.71% for the same period in 2000.
     Salaries and employee benefits were $81.9 million in the first nine months of 2001, compared to $75.4 million in the same period in 2000, a net increase of $6.5 million, or 8.7%. Excluding the Barret business combination, this increase would have been $4.1 million, or 5.4%, and the direct result of increased incentive based compensation and medical benefit costs.
     Services and fees were $21.7 million in the first nine months of 2001, compared to $19.6 million in the same period in 2000, a net increase of $2.1 million, or 11.0%. This increase is attributable to software and advertising expenses and other outside services. Excluding the Barret business combination, this increase would have been $1.7 million, or 8.6%.
     Amortization of intangibles increased $4.0 million, or 61.8%, primarily from the establishment of $2 million impairment allowance and increased amortization for mortgage servicing. This increased amortization has resulted from increased prepayment risk during the current falling interest rate environment.
     Other expenses were $23.2 million in the first nine months of 2001, compared to $21.9 million in the same period in 2000, a net increase of $1.3 million, or 5.8%. Excluding the Barret business combination, this increase would have been $715 thousand, or 3.3%.
     Other categories in noninterest expense remained well controlled as evidenced by only slight increases during the first nine months of 2001, when compared to the same period in 2000. Management will continue to closely monitor the level of noninterest expense as part of its strategic plan effort to improve the profitability of Trustmark.

INCOME TAXES
     For the nine months ended September 30, 2001, Trustmark's combined effective tax rate was 35.1%, compared with 34.3% for the same period in 2000. The variation is the result of proceeds received during 2000 from non-taxable life insurance proceeds, which generated a lower than normal effective tax rate for the period.

SHAREHOLDERS' EQUITY
     Shareholders' equity increased to $679.9 million at September 30, 2001, from $629.6 million at December 31, 2000, primarily from the Barret business combination. In order to enhance shareholder value, Trustmark initiated a capital management plan during 1998. This plan included a number of initiatives designed to improve earnings per share and return on equity, two of the most significant factors impacting shareholder value. Two of these initiatives were the implementation of a common stock repurchase program and the evaluation of Trustmark's dividend payout ratio. As a result of these initiatives, Trustmark's return on average equity increased to 16.8% at September 30, 2001, from 15.8% at September 30, 2000. The utilization of this capital management plan has allowed Trustmark to increase shareholder value, while maintaining sufficient regulatory capital levels.

COMMON STOCK REPURCHASE PROGRAM
     On October 9, 2001, Trustmark's Board of Directors authorized the newest plan to repurchase up to 5.0%, or approximately 3.2 million shares of common stock. During the first nine months of 2001, Trustmark repurchased 3.0 million shares of common stock totaling over $64.8 million. The capital management program, which was initially adopted by Trustmark in 1998, has authorized the repurchase of up to 15.4 million shares of common stock since initial implementation. Since 1998, Trustmark has purchased approximately 11.9 million shares of common stock totaling over $237 million and has remaining authority to purchase 3.5 million shares. The program continues to be subject to market conditions and management discretion.

DIVIDENDS
     Dividends for the first nine months of 2001 were $0.41 per share, an increase of 8.0%, when compared with dividends of $0.38 per share for the same period in 2000. Trustmark's dividend payout ratio was 32.1% for the nine months ended September 30, 2001, and 33.2% for the same period in 2000.

REGULATORY CAPITAL
     Trustmark and Trustmark National Bank (TNB) are subject to minimum capital requirements, which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.
     Management believes, as of September 30, 2001, that Trustmark and TNB meet all capital adequacy requirements to which they are subject. At September 30, 2001, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the table below. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

     Actual and minimum regulatory capital amounts and ratios at September 30, 2001, for Trustmark and TNB are as follows ($ in thousands):

                                                     Actual                 Minimum Regulatory
                                                Regulatory Capital           Capital Required
                                                ------------------          ------------------
                                                Amount       Ratio           Amount      Ratio
                                                ------      ------          --------    ------
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $666,666     15.25%          $349,737     8.00%
     Trustmark National Bank                   $646,462     15.16%          $341,133     8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                     $611,502     13.99%          $174,869     4.00%
     Trustmark National Bank                   $592,980     13.91%          $170,567     4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                     $611,502      8.77%          $209,126     3.00%
     Trustmark National Bank                   $592,980      8.71%          $204,300     3.00%

 EARNING ASSETS
     Earning assets are comprised of securities, loans, federal funds sold, securities purchased under resale agreements and trading account assets, which are the primary revenue streams for Trustmark. At September 30, 2001, earning assets were $6.388 billion, or 91.3% of total assets, compared with $6.318 billion, or 91.74% of total assets at December 31, 2000, an increase of $70.0 million, or 1.1%. This increase is the direct result of the Barret business combination, which more than offset the sale of mortgage loans, which was completed during the first quarter of 2001.

SECURITIES
     The securities portfolio is utilized to provide Trustmark with a quality investment alternative, a stable source of interest income, as well as collateral for pledges on public deposits and securities sold under agreements to repurchase. At September 30, 2001, Trustmark's securities portfolio totaled $2.018 billion, compared to $2.125 billion at December 31, 2000, a decrease of $106.7 million, or 5.0%. The decrease was offset by the reinvestment from the previously mentioned sale of mortgage loans ($192 million) and the Barret business combination ($104 million), which was completed during the second quarter of 2001. Excluding the reinvestment and business combination, the portfolio would have decreased by approximately $400 million, primarily from redemptions in mortgage-backed securities. Management has utilized this liquidity to reduce wholesale funding reliance, as well as, fund the capital management plans during a period when market yields have been declining.
     AFS securities are carried at their estimated fair value, with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At September 30, 2001, AFS securities totaled $1.167 billion, which represented 57.8% of the securities portfolio, compared to $1.120 billion or 52.7% at December 31, 2000.
     HTM securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At September 30, 2001, HTM securities totaled $851 million and represented 42.2% of the total portfolio, compared with $1.005 billion or 47.3% at December 31, 2000. This decrease is the result of scheduled maturities in the HTM portfolio and the exercise of call options by issuers.
     Management continues to stress asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 83% of the portfolio in U. S. Treasury and U. S. Government agency obligations. The REMIC and CMO issues held in the securities portfolio are entirely U. S. Government agency issues. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs.

LOANS
     Loans, the largest group of earning assets, totaled 68.3% of earning assets at September 30, 2001, compared with 65.6% at December 31, 2000. At September 30, 2001, loans totaled $4.360 billion compared to $4.144 billion at year-end 2000, an increase of $215.6 million, or 5.2%. The Barret business combination contributed $307 million in loan growth, which has been offset by the previously mentioned mortgage loan sale. Excluding these two transactions, loans would have increased $100.3 million or 2.4%. Loan growth has remained stable, as traditional consumer lending has contracted, while mortgage and small business lending have expanded.
     Trustmark's lending policies have produced consistently strong asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. Trustmark's nonperforming assets at September 30, 2001 and December 31, 2000, are shown in the following table ($ in thousands):

                                                Sept. 30,    Dec. 31,
Nonperforming Assets                               2001        2000
--------------------                            ---------    --------
Nonaccrual and restructured loans               $  31,140    $ 15,958
Other real estate (ORE)                             4,322       2,280
                                                ---------    --------
     Total nonperforming assets                 $  35,462    $ 18,238
                                                =========    ========
Accruing loans past due 90 days or more         $   2,702    $  2,494
                                                =========    ========
Nonperforming assets/total loans and ORE            0.81%       0.44%
                                                =========    ========

     At September 30, 2001, nonperforming assets and past due loans over 90 days (as seen in the preceding table) equaled $38.2 million, of which $6.7 million is related to the Barret business combination. In addition, increases in nonaccrual loans related to commercial real estate, wholesale equipment sales and the transportation industry contributed to this change. Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.
     At September 30, 2001, the allowance for loan losses was $72.5 million, representing 1.66% of total loans outstanding, compared to $65.9 million and 1.59%, respectively, at December 31, 2000. This increase is the direct result of the Barret business combination. At acquisition date, Barret's allowance for loan losses equaled $8.7 million. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio, including losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. Specifically, the analysis considers any identified impairment, as well as historical loss experience in relation to volume and types of loans, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. This analysis is presented to the Credit Policy Committee, with subsequent review and approval by the Board of Directors.
     Net charge-offs were $10.6 million or 0.33% of average loans at September 30, 2001, compared with $7.5 million or 0.25% of average loans at September 30, 2000. Trustmark's level of net charge-offs to average loans continues to compare favorably to those of peer banks.

OTHER EARNING ASSETS
     Federal funds sold and securities purchased under reverse repurchase agreements were $9.8 million at September 30, 2001, a decrease of $38.0 million when compared with year-end 2000. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES
     Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $4.375 billion at September 30, 2001, compared with $4.058 billion at December 31, 2000, an increase of $317.1 million, or 7.8%. The increase during the first nine months of 2001 is attributable to the $414 million contributed by the Barret business combination. Excluding the merger related growth, deposit balances have declined slightly as brokered CDs have matured. Trustmark continues to search for reasonably priced funding alternatives by evaluating new deposit products.
     Short-term borrowings, which consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account, totaled $1.397 billion at September 30, 2001, a decrease of $491.0 million, compared with $1.888 billion at December 31, 2000. This reduction has been funded primarily from liquidity produced by maturing securities. Long-term FHLB advances have increased by $225 million since year-end as Management sought to lock-in lower interest rates during the current interest rate environment. Significant funding remains available through FHLB borrowings.

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

     A static gap analysis is a tool used mainly for interest rate risk measurement, which highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. At September 30, 2001, the balance sheet was liability-sensitive to interest rate movements with $812 million more liabilities than assets scheduled to reprice within three months and $488 million scheduled to reprice within one year. Trustmark has reduced its negative gap position significantly since the end of 2000, in response to the uncertainty of market conditions and interest rate movements.
     Trustmark uses derivatives to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. Trustmark regularly enters into derivative financial instruments in the form of forward contracts as part of normal asset/liability management strategies. Forward contracts, a type of derivative financial instrument, are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.
     During the second half of 2000, Trustmark began a strategy to utilize interest rate caps and floors, which will be implemented over time. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which have not been designated as hedging instruments, are options that are linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. Trustmark currently has interest rate caps with a notional balance of $200 million (6% strike price based on 3 month Libor) and an interest rate floor with a notional balance of $100 million (5% strike price based on 3 month Libor). During the third quarter of 2001, the interest rate floor reached its strike price and Trustmark received $396 thousand in interest income.

LIQUIDITY
     Trustmark's goal is to maintain an adequate liquidity position to satisfy the cash flow requirements of depositors and borrowers while meeting the cash flow needs which Trustmark requires for growth. The Asset/Liability Committee is responsible for managing these needs by establishing and monitoring guidelines created to ensure adequate funding capacity. Core deposits are Trustmark's primary source of funding and one of the most stable sources of liquidity for a bank. The ability to maintain consistent earnings and adequate capital also enhances Trustmark's liquidity. In addition, liquidity is strengthened by Trustmark's ready access to a diversified base of wholesale funding sources. These sources include federal funds lines of credit with upstream correspondents, brokered CD's and Federal Home Loan Bank advances.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     There were no material developments for the quarter ended September 30, 2001, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     1. There were no reports on Form 8-K filed during the third quarter of 2001.

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

DATE:  November 9, 2001                    DATE:  November 9, 2001