Form 10-K
period 2001-12-31
TRUSTMARK CORP
filed 2002-03-25
CIK 36146

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

Based on the closing sales price of February 11, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,260,568,302.

As of February 28, 2002, there were issued and outstanding 63,469,771 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Registrant's 2001 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated March 8, 2002 (Part III).

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

SIGNATURES

EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968, and commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking, investment and insurance solutions to corporate, institutional and individual customers predominantly within the states of Mississippi and Tennessee.

Trustmark National Bank (TNB), Trustmark's wholly owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Chartered by the State of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through two of its wholly owned subsidiaries, Trustmark Financial Services, Inc. and The Bottrell Insurance Agency, Inc.

Trustmark also engages in banking activities through its wholly owned subsidiary, Somerville Bank & Trust Company (Somerville) in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F.S. Corporation and First Building Corporation, both nonbank Mississippi corporations, which are not considered significant subsidiaries. Neither Trustmark nor its subsidiaries have any foreign activities. As of December 31, 2001, Trustmark and its subsidiaries employed approximately 2,456 full-time equivalent employees.

In 2001, Trustmark began implementation of a new brand position as a "trusted financial partner" to reflect the move from a bank to a diversified financial services organization. Trustmark engages in business through its three reportable segments. Retail Banking provides banking services to individuals and small business customers. Commercial Banking services corporate and middle market clients. Financial Services offers a full range of services to meet specialized financial needs of both individuals and corporate clients.

Retail Banking

Retail Banking provides a full range of financial products and services to individuals and small business customers through Trustmark's 143 offices in Mississippi and Tennessee. During 2001, Trustmark evaluated a number of its major retail markets in an effort to effectively position its branch network within each market. During the year, seven offices were renovated, three offices were closed and two new offices were opened. Construction on two additional offices is currently in process.

Trustmark made significant investments in electronic delivery channels during the past year with the introduction of two Internet banking services created to meet the needs of both consumers and businesses. TrustTouchWeb allows customers to access their bank accounts at their convenience from any Internet-equipped computer. TrustTouchWeb gives instant access to secured account information around-the-clock and provides the ability to pay bills electronically and transfer funds between accounts. TrustNetWeb, Trustmark's Internet banking product for small to mid-sized businesses, provides the same convenience and flexibility as TrustTouchWeb with additional features tailored specifically for businesses.

Customers may access automated teller machines (ATM) through Trustmark's network of 174 ATMs in 153 locations throughout Mississippi, Tennessee and Louisiana, in addition to worldwide access through other ATM networks such as Plus, Pulse and Cirrus. TrustTouch services allow customers to access detailed account information, via a toll free number 24 hours a day, and TrustTouchpc services offer customers the flexibility to access account information as well as the ability to process transactions 24 hours a day via computer. Trustmark provides Retail Banking customers with various personal loan products and small business loans. Trustmark also lends to moderate and lower income homeowners through Community Reinvestment Act programs such as the Downpayment Assistance Program and Farmers Home Multi-Family Home Program.

Trustmark recognizes the significant impact small businesses have on its market and have addressed these needs through the creation of a specialized Business Banking group, which provides banking, investment and insurance solutions to businesses with annual sales of up to $3 million. The Bank at Work program serves as an alternative delivery channel that provides banking services on-site to businesses employing over 100 people.

The collective results of these efforts, as well as many others, are reflected in Trustmark's leading market position. From a deposit market share perspective, Trustmark continues to have a significant presence in most of the markets it serves. In fact, Trustmark's market share ranks first, second or third in 22 of the 27 counties it serves.

Commercial Banking

Commercial Banking provides various financial products and services to corporate and middle market clients through TNB's Commercial Lending, Commercial Real Estate, Indirect Lending and Private Banking groups. Business Advantage is designed to give businesses a total package of business savings, financial management and convenient services in one comprehensive package, when combined with a regular commercial or small business checking account. To better meet the unique credit needs of larger businesses, the Commercial Lending group has created relationship managers to work primarily with local middle market firms, specialized industries, as well as, large regional and national firms.

Trustmark continues to be active in automobile finance directly throughout its extensive branch network and through a long-established indirect network of automobile dealers.

Financial Services

Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. With $7.3 billion in trust assets under administration, Trustmark's Trust Department offers a full line of asset management and custodial services through its Personal Trust, Employee Benefit and Corporate Trust groups. The Wealth Management Group provides customized solutions for affluent customers by integrating investment management, estate planning, insurance products and private banking.

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

Included in Financial Services is Trustmark's proprietary mutual fund family, Performance Funds. The seven mutual funds are designed and managed by Trustmark investment professionals and are offered through Trustmark Financial Services, Inc. (TFSI), TNB's full service brokerage subsidiary.

Through The Bottrell Insurance Agency, Inc. (Bottrell), TNB's insurance subsidiary, Trustmark provides a variety of commercial insurance products as well as personal life, health, property and casualty insurance. During 2001, Bottrell expanded its product lines and distribution channels for personal insurance services.

Additional information on Trustmark's segments can be found in Note 17, "Segment
Information,"   (page  35)  included  in  Trustmark's   2001  Annual  Report  to
Shareholders and is incorporated herein by reference.

Business Combinations

In an effort to further enhance shareholder value, Trustmark has focused on expanding its franchise through the selective acquisition of financial services firms in higher growth markets within a 500-mile radius of Jackson. Trustmark acquired two banking organizations in the dynamic Memphis, Tennessee, market in 2001.

On April 6, Trustmark acquired Barret Bancorp, Inc. (Barret), the holding company for Peoples Bank (Peoples) in Barretville, Tennessee, and Somerville Bank & Trust Company in Somerville, Tennessee, which collectively had 13 offices and $508 million in total assets. The shareholders of Barret received approximately 2.4 million shares of Trustmark's common stock as well as $51 million in cash. Peoples was merged into TNB, while Somerville remains a separately chartered banking subsidiary and continues to operate and serve its customers as such.

On December 14, Trustmark completed its acquisition of Nashoba Bancshares, Inc. (Nashoba), paying Nashoba's shareholders $28 million in cash. Nashoba was the holding company for Nashoba Bank and at the merger date had three offices and $163 million in total assets. Like Peoples, Nashoba was merged into TNB. Both business combinations were accounted for under the purchase method of accounting and their results of operations, which were not material, have been included in the financial statements from the merger dates.

Forward-Looking Statements

This report contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on Trustmark's financial condition, results of operations and liquidity; and market risk disclosures. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. Factors that could cause actual results to differ materially from current expectations by Management include, but are not limited to:

o Legislative or regulatory changes, including changes in accounting standards;
o     General economic conditions, either nationally or regionally;
o Changes in interest rates, yield curves and interest rate spread relationships;
o Deposit attrition, customer loss or revenue loss in the ordinary course of business;
o     Increases in competitive pressure in the banking industry;
o     Changes in the rate of inflation;
o     Changes in securities markets;
o     Changes in technology.

Forward-looking statements speak only as of the date they are made. Trustmark does not undertake any obligation to update any forward-looking statement to reflect subsequent circumstances or events.

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

TNB is a national banking association and, as such, is subject to regulation primarily by the Office of the Comptroller of the Currency (OCC) and, secondarily, by the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board and the Mississippi Department of Banking and Consumer Finance. Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services. Somerville is a state-chartered commercial bank, subject to regulation primarily by the FDIC and secondarily by the Tennessee Department of Financial Institutions.

TNB's nonbanking subsidiaries are subject to a variety of state and federal laws. TFSI, TNB's full service brokerage subsidiary, is subject to supervision and regulation by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc., state securities regulators and the various exchanges through which it conducts business. Bottrell is subject to the insurance laws and regulations of the states in which it is active. The Federal Reserve Board supervises Trustmark's nonbanking subsidiaries.

Trustmark is also under the jurisdiction of the SEC for matters relating to the offering and sale of its securities. Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

Capital Adequacy

Trustmark is subject to capital requirements and guidelines imposed on bank holding companies by the Federal Reserve Board. The OCC imposes similar capital requirements and guidelines on TNB. Somerville is not discussed in this section as it is not a significant subsidiary as defined by the SEC. These capital guidelines involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively. At December 31, 2001, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 13.14% and 14.40% of its total risk-weighted assets, respectively. At December 31, 2001, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 13.14% and 14.39% of its total risk-weighted assets, respectively.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating. At December 31, 2001, the leverage ratios for Trustmark and TNB were 8.74% and 8.73%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 2001, the most recent notification from the OCC categorized TNB as well capitalized based on the prompt corrective action ratios and guidelines described above.

Payment of Dividends and Other Restrictions

There are various legal and regulatory provisions, which limit the amount of dividends TNB can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. During the fourth quarter of 2001, TNB applied for and received approval from its regulators to pay an additional $83.0 million in dividends to continue the capital management plan, as discussed in
Note 13, "Shareholders' Equity," included in Trustmark's 2001 Annual Report to Shareholders. TNB will have available in 2002 approximately $16.5 million plus its net income for that year to pay as dividends. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the FDIC and, accordingly, are subject to deposit insurance assessments. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each institution's insurance assessment rate is then determined by the risk category in which it is classified. At December 31, 2001, TNB's annual BIF and SAIF assessment rates and Somerville's BIF rate were $0.0182 per $100 of insured deposits.

Financial Modernization - The Gramm-Leach-Bliley Act

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

As a result of the Act, banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers have been able to commence new activities and develop new affiliations much more readily. The primary provisions of the Act related to the establishment of financial holding companies and financial subsidiaries became effective on March 11, 2000. The Act authorizes national banks to own or control a "financial subsidiary" that engages in activities that are not permissible for national banks to engage in directly. The Act contains a number of provisions dealing with insurance activities by bank subsidiaries. Generally, the Act affirms the role of the states in regulating insurance activities, including the insurance activities of financial subsidiaries of banks, but the Act also preempts certain state laws. As a result of the Act, in 2001 TNB elected for Bottrell to become a financial subsidiary. This enables TNB to engage in insurance agency activities, through its financial subsidiary Bottrell, at any location.

The Act also imposed new requirements related to the privacy of customer financial information. The Act requires financial institutions to disclose their information sharing policies and procedures, and if the institution shares information with nonaffiliated third parties, the institution must provide customers with the opportunity to "opt out" of the sharing arrangements. The Act also prohibits financial institutions from disclosing a customer's account number to nonaffiliated third parties for use in marketing programs, including telemarketing and direct mail programs. Finally, the Act prohibits most persons from obtaining customer information through the use of false, fictitious or fraudulent statements or representations. Trustmark has complied with these requirements and recognizes the need for its customers' privacy.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 57, President and Chief Executive Officer, Trustmark Corporation and Vice Chairman and Chief Executive Officer, Trustmark National Bank since May 1997.

T. H. Kendall III, 65, President and General Manager, The Gaddis Farms, Inc. (Farming, Banking and Oil Production); Chairman of the Board, Trustmark National Bank since February 1999; Chairman of the Board, Trustmark Corporation since April 1999.

Harry M. Walker, 51, Secretary, Trustmark Corporation; President and Chief Operating Officer - General Banking Group, Trustmark National Bank since March 1992.

Gerard R. Host, 47, Treasurer, Trustmark Corporation since September 1995; President and Chief Operating Officer - Financial Services Group, Trustmark National Bank since September 1999; Executive Vice President and Chief Financial Officer from November 1995 to September 1999.

William O. Rainey, 62, Executive Vice President and Chief Banking Officer, Trustmark National Bank since November 1991.

James S. Lenoir, 59, Executive Vice President and Chief Risk Officer, Trustmark National Bank since March 1999; Executive Vice President and Chief Credit Officer for Deposit Guaranty Corp. and Deposit Guaranty National Bank from February 1983 to April 1998.

Thomas F. Darnell, 51, Executive Vice President and Chief Credit Officer, Trustmark National Bank since October 1999; Senior Vice President and Manager of Commercial Lending from January 1993 to October 1999.

George C. Gunn, 50, Executive Vice President and Commercial Banking Manager, Trustmark National Bank since September 1999; Senior Vice President and Real Estate Lending Manager from April 1987 to September 1999.

Thomas W. Mullen, 59, Executive Vice President and Chief Retail Administration Officer, Trustmark National Bank since November 1991.

James M. Outlaw, Jr., 48, Executive Vice President and Chief Information Officer, Trustmark National Bank since September 1999; Senior Vice President and Operations Manager from February 1996 to September 1999.

Zach L. Wasson, Jr., 48, Executive Vice President and Chief Financial Officer, Trustmark National Bank since September 1999; Senior Vice President and Chief Investment Officer from November 1995 to September 1999.

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

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                   Years Ended December 31,
                                                  ----------------------------------------------------------
                                                              2001                          2000
                                                  ----------------------------  ----------------------------
                                                    Average             Yield/    Average             Yield/
                                                    Balance   Interest   Rate     Balance   Interest   Rate
                                                  ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements      $   24,629  $    921   3.74%  $   32,496  $  2,155   6.63%
    Securities available for sale:
        Taxable                                    1,078,588    68,174   6.32%   1,060,986    71,876   6.77%
        Nontaxable                                    91,750     7,289   7.94%      68,754     5,765   8.38%
    Securities held to maturity:
        Taxable                                      835,946    55,797   6.67%     938,793    61,866   6.59%
        Nontaxable                                    90,867     7,269   8.00%      77,015     6,086   7.90%
    Loans, net of unearned income                  4,302,485   348,245   8.09%   4,079,870   349,580   8.57%
                                                  ----------  --------          ----------  --------
    Total interest-earning assets                  6,424,265   487,695   7.59%   6,257,914   497,328   7.95%
Cash and due from banks                              258,776                       268,544
Other assets                                         376,469                       320,329
Allowance for loan losses                            (71,650)                      (65,758)
                                                  ----------                    ----------
      Total Assets                                $6,987,860                    $6,781,029
                                                  ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits              $  795,890  $ 19,864   2.50%  $  661,889  $  23,641  3.57%
    Savings deposits                                 637,973     7,759   1.22%     640,557     11,189  1.75%
    Time deposits                                  1,895,677    98,733   5.21%   1,745,591     91,499  5.24%
    Federal funds purchased and securities sold
        under repurchase agreements                1,117,059    42,390   3.79%   1,212,016     68,618  5.66%
    Short-term borrowings                            495,607    22,167   4.47%     878,275     56,837  6.47%
    Long-term FHLB advances                          351,301    18,329   5.22%      51,230      3,412  6.66%
                                                  ----------  --------          ----------  ---------
        Total interest-bearing liabilities         5,293,507   209,242   3.95%   5,189,558    255,196  4.92%
                                                              --------                      ---------
Noninterest-bearing demand deposits                  966,437                       880,020
Other liabilities                                     72,478                        62,429
Shareholders' equity                                 655,438                       649,022
                                                  ----------                    ----------
      Total Liabilities and Shareholders' Equity  $6,987,860                    $6,781,029
                                                  ==========                    ==========
      Net Interest Margin                                      278,453   4.33%                242,132  3.87%

Less tax equivalent adjustments:
    Investments                                                  5,095                          4,148
    Loans                                                        4,780                          4,421
                                                              --------                       --------
      Net Interest Margin per Annual Report                   $268,578                       $233,563
                                                              ========                       ========

                                                     Year Ended December 31,
                                                  ----------------------------
                                                              1999
                                                  ----------------------------
                                                    Average             Yield/
                                                    Balance   Interest   Rate
                                                  ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities purchased
         under reverse repurchase agreements      $  159,566  $  7,917   4.96%
    Securities available for sale:
        Taxable                                      747,885    46,997   6.28%
        Nontaxable                                         -         -      -
    Securities held to maturity:
        Taxable                                    1,178,849    73,813   6.26%
        Nontaxable                                   122,931    10,048   8.17%
    Loans, net of unearned income                  3,833,333   317,158   8.27%
                                                  ----------  --------
    Total interest-earning assets                  6,042,564   455,933   7.55%
Cash and due from banks                              296,675
Other assets                                         304,968
Allowance for loan losses                            (65,856)
                                                  ----------
      Total Assets                                $6,578,351
                                                  ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing demand deposits              $  719,981  $ 19,128   2.66%
    Savings deposits                                 684,368    11,795   1.72%
    Time deposits                                  1,558,788    75,828   4.86%
    Federal funds purchased and securities sold
        under repurchase agreements                1,491,515    70,847   4.75%
    Short-term borrowings                            522,243    27,481   5.26%
    Long-term FHLB advances                                -         -      -
                                                  ----------  --------
        Total interest-bearing liabilities         4,976,895   205,079   4.12%
                                                              --------
Noninterest-bearing demand deposits                  880,468
Other liabilities                                     64,538
Shareholders' equity                                 656,450
                                                  ----------
      Total Liabilities and Shareholders' Equity  $6,578,351
                                                  ==========
      Net Interest Margin                                      250,854   4.15%

Less tax equivalent adjustments:
    Investments                                                  3,517
    Loans                                                        3,907
                                                              --------
      Net Interest Margin per Annual Report                   $243,430
                                                              ========

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest income are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 2000 and 1999 amounts to conform to the 2001 presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands):

                                                  2001 Compared to 2000                     2000 Compared to 1999
                                               Increase (Decrease) Due To:               Increase (Decrease) Due To:
                                          --------------------------------------    --------------------------------------
                                                          Yield/                                    Yield/
                                            Volume         Rate           Net         Volume         Rate           Net
                                          ----------    ----------    ----------    ----------    ----------    ----------
Interest earned on:
  Federal funds sold and securities
    purchased under reverse repurchase
    agreements                             $   (441)     $   (793)     $ (1,234)     $ (7,796)     $  2,034      $ (5,762)
  Securities available for sale:
        Taxable                               1,168        (4,870)       (3,702)       20,970         3,909        24,879
        Nontaxable                            1,841          (317)        1,524             -         5,765         5,765
  Securities held to maturity:
        Taxable                              (6,816)          747        (6,069)      (15,671)        3,724       (11,947)
        Nontaxable                            1,105            78         1,183        (3,640)         (322)       (3,962)
  Loans, net of unearned income              18,668       (20,003)       (1,335)       20,730        11,692        32,422
                                           --------      --------      ---------     --------      --------      --------
      Total interest-earning assets          15,525       (25,158)       (9,633)       14,593        26,802        41,395

Interest paid on:
  Interest-bearing demand deposits            4,188        (7,965)       (3,777)       (1,639)        6,152         4,513
  Savings deposits                              (45)       (3,385)       (3,430)         (799)          193          (606)
  Time deposits                               7,765          (531)        7,234         9,484         6,187        15,671
  Federal funds purchased and securities
    sold under repurchase agreements         (5,028)      (21,200)      (26,228)      (14,525)       12,296        (2,229)
  Short-term borrowings                     (20,281)      (14,389)      (34,670)       21,950         7,406        29,356
  Long-term FHLB advances                    15,809          (892)       14,917             -         3,412         3,412
                                           --------      ---------     --------      --------      --------      --------
      Total interest-bearing liabilities      2,408       (48,362)      (45,954)       14,471        35,646        50,117
                                           --------      --------      --------      --------      --------      --------
      Change in net interest income on a
          tax equivalent basis             $ 13,117      $ 23,204      $ 36,321      $    122      $ (8,844)     $ (8,722)
                                           ========      ========      ========      ========      ========      ========

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 2001, 2000 and 1999. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                               December 31,
                                                  --------------------------------------
                                                     2001          2000          1999
                                                  ----------    ----------    ----------
Securities available for sale
U.S. Treasury and U.S. Government agencies        $  275,250    $  398,930    $  387,465
Obligations of states and political subdivisions      94,271        65,529             -
Mortgage-backed securities                           616,044       596,884       347,817
                                                  ----------    ----------    ----------
    Total debt securities                            985,565     1,061,343       735,282
Equity securities                                     46,946        41,642        44,109
                                                  ----------    ----------    ----------
     Total securities available for sale          $1,032,511    $1,102,985    $  779,391
                                                  ==========    ==========    ==========
Securities held to maturity
U.S. Treasury and U.S. Government agencies        $        -    $        -    $  188,792
Obligations of states and political subdivisions     184,368       229,684       270,566
Mortgage-backed securities                           607,584       775,671       931,523
Other securities                                         100           100           100
                                                  ----------    ----------    ----------
       Total securities held to maturity          $  792,052    $1,005,455    $1,390,981
                                                  ==========    ==========    ==========

TABLE 4 - MATURITY  DISTRIBUTION AND YIELDS OF SECURITIES  AVAILABLE FOR SALE
          AND SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2001, and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                            Maturing
                                        -------------------------------------------------------------------------------
                                                           After One,           After Five,
                                         Within            But Within           But Within              After
                                        One Year   Yield   Five Years   Yield    Ten Years    Yield   Ten Years   Yield     Total
                                        --------   -----   ----------   -----   -----------   -----   ---------   -----   ----------
Securities available for sale
  U.S. Treasury and U.S.
    Government agencies                 $ 47,240   6.36%   $   82,931   6.41%   $  134,408    3.63%   $  10,671   7.12%   $  275,250
  Obligations of states and
    political subdivisions                16,275   7.66%       40,654   7.40%       35,131    7.87%       2,211   6.57%       94,271
  Mortgage-backed securities                 179   8.14%        8,075   6.86%       40,579    6.70%     567,211   7.08%      616,044
                                        --------           ----------           ----------            ---------           ----------
     Total debt securities              $ 63,694   6.70%   $  131,660   6.74%   $  210,118    4.93%   $ 580,093   7.08%      985,565
                                        ========           ==========           ==========            =========
 Equity securities                                                                                                            46,946
                                                                                                                          ----------
     Total securities available for sale                                                                                  $1,032,511
                                                                                                                          ==========
Securities held to maturity
  Obligations of states and
    political subdivisions              $ 16,999   6.80%   $   58,928   7.00%   $   52,593    7.03%   $  55,848   7.80%   $  184,368
  Mortgage-backed securities                   -      -         1,574   6.50%       64,531    6.69%     541,479   6.62%      607,584
  Other securities                             -      -           100   7.50%            -       -            -       -          100
                                        --------           ----------           ----------            ---------           ----------
     Total securities held to maturity  $ 16,999   6.80%   $   60,602   6.99%   $  117,124    6.84%   $ 597,327   6.73%   $  792,052
                                        ========           ==========           ==========            =========           ==========

Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity.
Management believes the actual weighted average maturity of the entire mortgage-related portfolio to be approximately 3.04 years.

As of December 31, 2001 Trustmark held securities of one issuer with a carrying value exceeding ten percent of total stockholders' equity. General obligations of the State of Mississippi with a carrying value of $63.5 million and an approximate fair value of $66.2 million were held on December 31, 2001. Included in the aforementioned State of Mississippi holdings are bonds with an aggregate carrying value of $16.7 million and an approximate fair value of $18.3 million, which are known to be prerefunded or escrowed to maturity by U.S. Government securities.

TABLE 5 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):

                                                                                 December 31,
                                                  --------------------------------------------------------------------------
                                                     2001            2000            1999            1998            1997
                                                  ----------      ----------      ----------      ----------      ----------
Real estate loans:
  Construction and land development               $  401,744      $  309,532      $  297,231      $  251,654      $  195,728
  Secured by 1-4 family residential properties     1,385,490       1,250,767       1,175,775       1,106,735         699,486
  Secured by nonfarm, nonresidential properties      703,674         602,920         555,255         508,194         446,492
  Other real estate loans                            103,305          86,046          78,090          72,445          70,592
Loans to finance agricultural production              33,509          38,369          35,412          39,682          38,466
Commercial and industrial                            788,982         819,948         824,017         721,483         702,361
Loans to individuals for personal expenditures       876,582         809,808         841,059         773,578         701,132
Obligations of states and political subdivisions     166,342         164,059         151,759         141,152          79,178
Loans for purchasing or carrying securities           10,691          11,127          16,160          24,854          17,622
Other loans                                           54,047          51,357          40,177          62,541          32,598
                                                  ----------      ----------      ----------      ----------      ----------
     Loans, net of unearned income                $4,524,366      $4,143,933      $4,014,935      $3,702,318      $2,983,655
                                                  ==========      ==========      ==========      ==========      ==========

TABLE 6 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2001, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                               Maturing
                                                 ------------------------------------
                                                                One Year
                                                   Within       Through       After
                                                  One Year       Five         Five
                                                   or Less       Years        Years        Total
                                                 ----------    ---------    ---------    ----------
Construction and land development                $  224,441    $ 177,303    $       -    $  401,744
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                       286,179      373,295      147,505       806,979
Commercial and industrial                           503,452      245,893       39,637       788,982
Other loans (excluding loans to individuals)         81,087       52,641      130,861       264,589
                                                 ----------    ---------    ---------    ----------
       Total                                     $1,095,159    $ 849,132    $ 318,003    $2,262,294
                                                 ==========    =========    =========    ==========

The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                      Maturing
                                                               ----------------------
                                                               One Year
                                                                Through       After
                                                                 Five         Five
                                                                 Years        Years        Total
                                                               ---------    ---------    ----------
Above loans due after one year which have:
  Predetermined interest rates                                 $ 703,266    $ 263,205    $  966,471
  Floating interest rates                                        145,866       54,798       200,664
                                                               ---------    ---------    ----------
     Total                                                     $ 849,132    $ 318,003    $1,167,135
                                                               =========    =========    ==========

TABLE 7 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                                      December 31,
                                                -------------------------------------------------------
                                                  2001        2000        1999       1998        1997
                                                --------    --------    --------   --------    --------
Loans accounted for on a nonaccrual basis       $ 36,901    $ 15,958    $ 16,671   $ 13,253    $ 14,242
Other real estate  (ORE)                           5,110       2,280       1,987      1,859       2,340
                                                --------    --------    --------   --------    --------
    Total nonperforming assets                  $ 42,011    $ 18,238    $ 18,658   $ 15,112    $ 16,582
                                                ========    ========    ========   ========    ========
Accruing loans past due 90 days or more         $  2,740    $  2,494    $  2,043   $  2,431    $  2,570
                                                ========    ========    ========   ========    ========
Nonperforming assets/total loans and ORE           0.93%       0.44%       0.46%      0.41%       0.56%
                                                ========    ========    ========   ========    ========

A loan is classified as nonaccrual and the accrual of interest on such loan is discontinued if: (1) the loan is maintained on a cash basis because of a deterioration in the financial condition of the borrower, (2) payment in full of the principal and interest is not expected or (3) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed in nonaccrual status, unpaid interest credited to income in the current and prior years is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Generally, loans may be restored to accrual status when (1) none of the principal and interest is due and unpaid and the bank expects repayment of the remaining contractual principal and interest or (2) when it otherwise becomes well secured and in the process of collection. Loans are generally measured for impairment based on the present value of the loan's effective interest rate, except when foreclosure or liquidation is probable or when the primary source of repayment is provided by real estate collateral. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.

At December 31, 2001, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 5.

Explanation of the changes in 2001 can be found in the table captioned "Nonperforming Assets" and the related discussion (page 48) included in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

TABLE 8 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

                                                                      Years Ended December 31,
                                                     --------------------------------------------------------
                                                       2001        2000        1999        1998        1997
                                                     --------    --------    --------    --------    --------
Balance at beginning of period                       $ 65,850    $ 65,850    $ 66,150    $ 64,100    $ 63,000
Loans charged off:
  Real estate loans                                     4,609       2,176       1,953       1,121         503
  Loans to finance agricultural production                288         107         243          73          79
  Commercial and industrial                             4,317       3,228       3,242       2,561       1,406
  Loans to individuals for personal expenditures       10,982       9,470       7,863       6,698       6,353
  All other loans                                       2,502       2,417       1,685       1,819         619
                                                     --------    --------    --------    --------    --------
    Total charge-offs                                  22,698      17,398      14,986      12,272       8,960
Recoveries on loans previously charged off:
  Real estate loans                                         6         145         156          72          92
  Loans to finance agricultural production                  -           -           -           2           7
  Commercial and industrial                               721       1,177         791       1,181         877
  Loans to individuals for personal expenditures        4,774       3,967       3,319       2,960       2,283
  All other loans                                       2,103       1,708       1,348       1,036         775
                                                     --------    --------    --------    --------    --------
    Total recoveries                                    7,604       6,997       5,614       5,251       4,034
                                                     --------    --------    --------    --------    --------
Net charge-offs                                       (15,094)    (10,401)     (9,372)     (7,021)     (4,926)
Additions to allowance charged to operating expense    13,200      10,401       9,072       7,771       4,682
Allowance applicable to loans of acquired banks        11,578           -           -       1,300       1,344
                                                     --------    --------    --------    --------    --------
Balance at end of period                             $ 75,534    $ 65,850    $ 65,850    $ 66,150    $ 64,100
                                                     ========    ========    ========    ========    ========
Percentage of net charge-offs during period to
  average loans outstanding during the period           0.35%       0.25%       0.24%       0.21%       0.18%
                                                     ========    ========    ========    ========    ========

The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated probable losses in the loan portfolio, in addition to losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. Management's periodic evaluation of the adequacy of the allowance is based on identified loan impairments, Trustmark's past loan loss expericence, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.

TABLE 9 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table is a summary by allocation category of Trustmark's allowance for loan losses at December 31, 2001. These allocations were determined based upon Management's analysis of the various types of risk associated with Trustmark's loan portfolio. A discussion of Management's methodology for performing the analysis follows the table ($ in thousands):

Allocation for pools of risk-rated loans                                $ 40,248
Additional allocation for risk-rated loans                                 3,600
Allocation for selected industries                                         4,582
General allocation for all other loans                                    21,029
Allocation for available lines of credit and letters of credit             2,004
Unallocated                                                                4,071
                                                                        --------
  Total                                                                 $ 75,534
                                                                        ========

The allowance for loan losses is maintained at a level believed adequate by Management to absorb probable losses in the loan portfolio, in addition to losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. The adequacy of the allowance is reviewed monthly utilizing the criteria specified in the Office of the Comptroller of the Currency's Handbook "Allowance for Loan and Lease Losses", as well as additional guidance provided in the Interagency Policy Statement. Loss percentages are uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages are determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $500,000 or more which are risk-rated as other loans especially mentioned or substandard and all which are risk-rated doubtful are reviewed by Trustmark's Asset Review Department staff to determine if standard percentages appear to be sufficient to cover probable losses in each category. In the event that the percentages on any particular lines are determined to be insufficient, additional allocations are made based upon recommendations of lending, credit and Asset Review Department personnel.

Industry allocations are made based on concentrations of credit within the portfolio, as well as designation of certain other industries by Management.

The general allocation is included in the allowance to cover probable loan losses within portions of the loan portfolio not addressed in the preceding allocations. The types of loans included in the general allocation are residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount is based upon the more conservative of either the loss experience within these categories during the year, the historical 5-year moving average for each category, or previously established floors.

The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Percentages, which are the same as those applied to the funded portions of the commercial and retail loan portfolios, are applied to cover any potential losses in these off-balance sheet categories.

As the review of the allowance for loan losses involves a significant degree of judgment by Management and is imprecise by nature, the unallocated $4.1 million relates to issues that cannot be measured on a quantitative basis over a prolonged period of time.

TABLE 10 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2001 ($ in thousands):

3 months or less                                      $ 249,662
Over 3 months through 6 months                           91,180
Over 6 months through 12 months                         111,444
Over 12 months                                           95,496
                                                      ---------
      Total                                           $ 547,782
                                                      =========

TABLE 11 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

                                   2001           2000           1999
                                  ------         ------         ------
Return on average assets           1.59%          1.50%          1.49%
Return on average equity          16.98%         15.68%         14.93%
Dividend payout ratio             32.27%         34.00%         32.35%
Equity to assets ratio             9.38%          9.57%          9.98%

TABLE 12 - SHORT-TERM BORROWINGS

The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

                                                          2001           2000           1999
                                                       ----------     ----------     ----------
Federal funds purchased and securities sold
  under repurchase agreements:
    Amount outstanding at end of period                $1,037,506     $1,255,013     $1,377,420
    Weighted average interest rate at end of period         1.59%          5.70%          4.51%
    Maximum amount outstanding at any
      month end during each period                     $1,318,720     $1,466,362     $1,630,136
    Average amount outstanding during each period      $1,117,059     $1,212,016     $1,491,515
    Weighted average interest rate during each period       3.79%          5.66%          4.75%

                                                          2001           2000           1999
                                                       ----------     ----------     ----------
Short-term borrowings:
    Amount outstanding at end of period                $  558,687     $  632,964     $  733,024
    Weighted average interest rate at end of period         2.32%          6.55%          5.86%
    Maximum amount outstanding at any
      month end during each period                     $  984,297     $1,138,874     $  757,854
    Average amount outstanding during each period      $  495,607     $  878,275     $  522,243
    Weighted average interest rate during each period       4.47%          6.47%          5.26%

ITEM 2. PROPERTIES

Trustmark's principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 209,000 square feet, or 79%, of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. Trustmark, through its two banking subsidiaries, also operates 113 full-service branches, 21 limited-service branches, 9 in-store branches and an ATM network which includes 99 ATMs at on-premise locations and 75 ATMs located at off-premise sites. Trustmark leases 72 of its 197 locations with the remainder being owned.

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

There were no matters submitted to Trustmark's shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Trustmark's common stock is listed for trading on the Nasdaq Stock Market. At March 1, 2002, there were approximately 5,000 shareholders of record of Trustmark's common stock. Other information required by this item can be found in Note 13, "Shareholders' Equity," (pages 31-32) and the table captioned "Principal Markets and Prices of Trustmark's Stock" (page 40) included in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned "Selected Financial Data" (page 39) included in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 41-54) included in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Critical Accounting Policies

The accounting principles followed by Trustmark and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Critical accounting policies relate to securities, loans, allowance for loan losses, intangibles, derivatives and hedging. These policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 1, "Basis of Financial Statement Presentation, Accounting Policies and Recent Pronouncements" (pages 18-22), in the "Notes to Consolidated Financial Statements," included in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 50-54) included in the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Trustmark Corporation and subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 2001 Annual Report to Shareholders (pages 13-38) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 40) is also included in the Registrant's 2001 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors of the Registrant can be found in Section II, "Election of Directors," and Section VII, "Section 16(a) Beneficial Ownership Reporting Compliance," contained in Trustmark Corporation's Proxy Statement (pages 1-2 and 10, respectively) dated March 8, 2002, and is incorporated herein by reference. Information on the Registrant's executive officers is included in
Part I, pages 7-8 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item can be found in Section V, "Compensation of Executive Officers and Directors," contained in Trustmark Corporation's Proxy Statement (pages 6-9) dated March 8, 2002, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and Management can be found in Section IV, "Ownership of Equity Securities by Certain Beneficial Owners and Management," contained in Trustmark Corporation's Proxy Statement (pages 4-5) dated March 8, 2002, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions can be found in Section VI, "Transactions with Management," contained in Trustmark Corporation's Proxy Statement (page 10) dated March 8, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.  Financial Statements

The report of Arthur Andersen LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant's 2001 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

      Report of Independent Public Accountants
      Consolidated Balance Sheets as of December 31, 2001 and 2000
      Consolidated  Statements of Income for the  Years Ended December 31, 2001,
          2000 and 1999
      Consolidated  Statements of Changes in Shareholders'  Equity for the Years
          Ended December 31, 2001, 2000 and 1999
      Consolidated  Statements  of Cash Flows for the Years Ended  December  31,
          2001, 2000 and 1999
      Notes to Consolidated Financial Statements (Notes 1 through 18)
      Selected Financial Data, Summary of Quarterly Results of  Operations,  and
          Principal Markets and Prices of Trustmark's Stock

A-2.  Financial Statement Schedules

The schedules to the consolidated financial statements set forth by Article 9 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable and therefore have been omitted.

B.    Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of 2001.

C.    Exhibits

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRUSTMARK CORPORATION


BY:    /s/ Richard G. Hickson           BY:    /s/ Gerard R. Host
       -------------------------------         ---------------------------------
       Richard G. Hickson                      Gerard R. Host
       President & Chief                       Treasurer (Principal
       Executive Officer                       Financial Officer)

DATE:  March 12, 2002                   DATE:  March 12, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  March 12, 2002                   BY:    /s/ J. Kelly Allgood
                                               ---------------------------------
                                               J. Kelly Allgood, Director

DATE:  March 12, 2002                   BY:    /s/ Reuben V. Anderson
                                               ---------------------------------
                                               Reuben V. Anderson, Director

DATE:  March 12, 2002                   BY:    /s/ Adolphus B. Baker
                                               ---------------------------------
                                               Adolphus B. Baker, Director

DATE:                                   BY:
                                               ---------------------------------
                                               John L. Black, Jr., Director

DATE:  March 12, 2002                   BY:    /s/ Harry H. Bush
                                               ---------------------------------
                                               Harry H. Bush, Director

DATE:  March 12, 2002                   BY:    /s/ William C. Deviney, Jr.
                                               ---------------------------------
                                               William C. Deviney, Jr., Director

DATE:  March 12, 2002                   BY:    /s/ D. G. Fountain, Jr.
                                               ---------------------------------
                                               D. G. Fountain, Jr., Director

DATE:  March 12, 2002                   BY:    /s/ C. Gerald Garnett
                                               ---------------------------------
                                               C. Gerald Garnett, Director

DATE:  March 12, 2002                   BY:    /s/ Richard G. Hickson
                                               ---------------------------------
                                               Richard G. Hickson, President &
                                               Chief Executive Officer and
                                               Director

DATE:  March 12, 2002                   BY:    /s/ Matthew L. Holleman III
                                               ---------------------------------
                                               Matthew L. Holleman III, Director

DATE:  March 12, 2002                   BY:    /s/ Gerard R. Host
                                               ---------------------------------
                                               Gerard R. Host, Treasurer
                                               (Principal Financial Officer) and
                                               Director

DATE:  March 12, 2002                   BY:    /s/ Fred A. Jones
                                               ---------------------------------
                                               Fred A. Jones, Director

DATE:                                   BY:
                                               ---------------------------------
                                               T. H. Kendall III, Chairman of
                                               the Board and Director

DATE:  March 12, 2002                   BY:    /s/ Larry L. Lambiotte
                                               ---------------------------------
                                               Larry L. Lambiotte, Director

DATE:  March 12, 2002                   BY:    /s/ Frances Lucas-Tauchar
                                               ---------------------------------
                                               Dr. Frances Lucas-Tauchar,
                                               Director

DATE:  March 12, 2002                   BY:    /s/ Donald E. Meiners
                                               ---------------------------------
                                               Donald E. Meiners, Director

DATE:  March 12, 2002                   BY:    /s/ William Neville III
                                               ---------------------------------
                                               William Neville III, Director

DATE:  March 12, 2002                   BY:    /s/ Richard H. Puckett
                                               ---------------------------------
                                               Richard H. Puckett, Director

DATE:  March 12, 2002                   BY:    /s/ William K. Ray
                                               ---------------------------------
                                               William K. Ray, Director

DATE:  March 12, 2002                   BY:    /s/ Charles W. Renfrow
                                               ---------------------------------
                                               Charles W. Renfrow, Director

DATE:  March 12, 2002                   BY:    /s/ Carolyn C. Shanks
                                               ---------------------------------
                                               Carolyn C. Shanks, Director

DATE:                                   BY:
                                               ---------------------------------
                                               William Thomas Shows, Director

DATE:  March 12, 2002                   BY:    /s/ Harry M. Walker
                                               ---------------------------------
                                               Harry M. Walker, Secretary and
                                               Director

DATE:  March 12, 2002                   BY:    /s/ LeRoy G. Walker, Jr.
                                               ---------------------------------
                                               LeRoy G. Walker, Jr., Director

DATE:  March 12, 2002                   BY:    /s/ Paul H. Watson, Jr.
                                               ---------------------------------
                                               Paul H. Watson, Jr., Director

DATE:  March 12, 2002                   BY:    /s/ Kenneth W. Williams
                                               ---------------------------------
                                               Kenneth W. Williams, Director

DATE:  March 12, 2002                   BY:    /s/ Allen Wood, Jr.
                                               ---------------------------------
                                               Allen Wood, Jr., Director

DATE:  March 12, 2002                   BY:    /s/ William G. Yates, Jr.
                                               ---------------------------------
                                               William G. Yates, Jr., Director

                                  EXHIBIT INDEX

3-a Articles of Incorporation, as amended. Filed as Exhibit 3-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1998, incorporated herein by reference.

3-b Bylaws, as amended. Filed as Exhibit 3-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.

10-a Deferred Compensation Plan for Executive Officers of Trustmark National Bank. Filed as Exhibit 10-b to Trustmark's Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference.

10-b Deferred Compensation Plan for Directors of First National Financial Corporation acquired October 7, 1994. Filed as Exhibit 10-c to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.

10-c Life Insurance Plan for Executive Officers of First National Financial Corporation acquired October 7, 1994. Filed as Exhibit 10-d to Trustmark's Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.

10-d Long Term Incentive Plan for key employees of Trustmark Corporation and its subsidiaries approved March 11, 1997. Filed as Exhibit 10-e to Trustmark's Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference.

10-e Employment Agreement between Trustmark Corporation and Richard G. Hickson dated May 13, 1997. Filed as Exhibit 10-f to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.

10-f Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated December 22, 1997. Filed as Exhibit 10-g to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.

10-g Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated December 22, 1997. Filed as Exhibit 10-h to Trustmark's Form 10-K Annual Report for the year ended December 31, 1997, incorporated herein by reference.

10-h Deferred Compensation Plan for Directors of Trustmark National Bank, as amended. Filed as Exhibit 10-i to Trustmark's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.

10-i Deferred Compensation Plan for Executive of Trustmark National Bank, as amended. Filed as Exhibit 10-j to Trustmark's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.

13 Only those portions of the Registrant's 2001 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

21       List of Subsidiaries.

23       Consent of Arthur Andersen LLP.

99       Temporary Note 3T to Article 3 of Regulation S-X.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

                                                                      Exhibit 21

                              LIST OF SUBSIDIARIES

The following is a list of all subsidiaries of Trustmark as of December 31, 2001, and the jurisdiction in which each was organized. Each subsidiary does business under its own name.

Name                                          Jurisdiction Where Organized
-----------------------------------------     ----------------------------
Trustmark National Bank                               Mississippi
F.S. Corporation                                      Mississippi
First Building Corporation                            Mississippi
Somerville Bank & Trust Company                       Tennessee
Trustmark Financial Services, Inc. (1)                Mississippi
The Bottrell Insurance Agency, Inc. (1)               Mississippi
Trustmark Investment Advisors, Inc. (1)               Mississippi

(1)  Subsidiary of Trustmark National Bank.

                                                                      Exhibit 23

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in an exhibit in this Form 10-K, into Trustmark Corporation's previously filed Registration Statements on Forms S-8 (File Numbers 333-39786, 333-35889, 333-07141 and 333-74448).

/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP

Jackson, Mississippi
March 21, 2002

                                                                      Exhibit 99

                TEMPORARY NOTE 3T TO ARTICLE 3 OF REGULATION S-X


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

Ladies and Gentlemen:

In accordance with the requirements of the Securities and Exchange Commission, Trustmark Corporation has received the following written representation from Arthur Andersen LLP, dated as of March 21, 2002:

"We have audited the consolidated financial statements of Trustmark Corporation and subsidiaries as of December 31, 2001 and for the year then ended and have issued our report thereon dated January 8, 2002. We represent that this audit was subject to our quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit, availability of national office consultation, and availability of personnel at foreign affiliates of Arthur Andersen to conduct the relevant portions of the audit."

TRUSTMARK CORPORATION

By:      /s/ Gerard R. Host
         ---------------------------------------
         Gerard R. Host
         Treasurer (Principal Financial Officer)

Date:    March 22, 2002