Form 10-Q
period 2002-03-31
TRUSTMARK CORP
filed 2002-05-15
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2002.

          Title                                                      Outstanding
Common stock, no par value                                            62,709,461

This filing includes unaudited financial statements that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, because Trustmark Corporation elected not to engage Arthur Andersen LLP to review the financial statements for the quarter ended March 31, 2002, (see page 2).

PART I.  FINANCIAL INFORMATION

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

This filing includes unaudited financial statements that have not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, because Trustmark Corporation (Trustmark) elected not to engage Arthur Andersen LLP (Andersen) to review the financial statements for the quarter ended March 31, 2002.

No independent auditor has reviewed the following financial statements or opined that such statements present fairly, in all material respects, the financial position, results of operations, cash flows and changes in shareholders' equity of Trustmark for the quarterly period ended March 31, 2002.

On  April  29,  2002,  the  Board  of  Directors  of  Trustmark,  based  on  the
recommendation  of  its  Audit  Committee,   engaged  KPMG  LLP  (KPMG)  as  its
independent public accountants to replace Andersen, who was dismissed on April 9, 2002. Trustmark intends to have KPMG review the financial statements for the quarterly period ended March 31, 2002, in accordance with Rule 10-01(d).

                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                    (Unaudited)
                                                     March 31,    December 31,
                                                       2002          2001
                                                    -----------   -----------
Assets
Cash and due from banks (noninterest-bearing)       $   271,619   $   328,779
Federal funds sold and securities purchased
    under reverse repurchase agreements                  17,150       137,521
Securities available for sale (at fair value)           996,472     1,061,495
Securities held to maturity (fair value:
    $739,660 - 2002; $820,917 - 2001)                   712,822       792,052
Loans                                                 4,433,784     4,524,366
Less allowance for loan losses                           75,240        75,534
                                                    -----------   -----------
     Net loans                                        4,358,544     4,448,832
Premises and equipment                                  103,645        97,158
Intangible assets:
     Mortgage servicing rights                           57,220        53,470
     Goodwill                                            41,004        41,004
     Core deposits                                       21,481        22,217
                                                    -----------   -----------
          Total intangible assets                       119,705       116,691
Other assets                                            191,478       197,811
                                                    -----------   -----------
     Total Assets                                   $ 6,771,435   $ 7,180,339
                                                    ===========   ===========
Liabilities
Deposits:
     Noninterest-bearing                            $ 1,035,104   $ 1,167,437
     Interest-bearing                                 3,594,708     3,445,928
                                                    -----------   -----------
         Total deposits                               4,629,812     4,613,365
Federal funds purchased                                 327,443       235,781
Securities sold under repurchase agreements             473,812       801,725
Short-term borrowings                                   360,925       558,687
Long-term FHLB advances                                 225,000       225,000
Other liabilities                                        68,857        60,337
                                                    -----------   -----------
     Total Liabilities                                6,085,849     6,494,895

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  62,919,313 - 2002;
        63,705,671 shares - 2001                         13,110        13,273
Capital surplus                                          46,857        66,083
Retained earnings                                       608,196       587,387
Accumulated other comprehensive income, net of tax       17,423        18,701
                                                    -----------   -----------
     Total Shareholders' Equity                         685,586       685,444
                                                    -----------   -----------
     Total Liabilities and Shareholders' Equity     $ 6,771,435   $ 7,180,339
                                                    ===========   ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
Interest Income
Interest and fees on loans                              $ 77,463      $ 85,007
Interest on securities:
     Taxable                                              24,169        34,354
     Tax exempt                                            2,336         2,081
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements            99           377
Other interest income                                        770             -
                                                        --------      --------
     Total Interest Income                               104,837       121,819

Interest Expense
Interest on deposits                                      21,778        34,338
Interest on federal funds purchased and securities
     sold under repurchase agreements                      3,659        15,375
Other interest expense                                     5,471        13,907
                                                        --------      --------
      Total Interest Expense                              30,908        63,620
                                                        --------      --------
Net Interest Income                                       73,929        58,199
Provision for loan losses                                  4,307         2,400
                                                        --------      --------
Net Interest Income After Provision
     for Loan Losses                                      69,622        55,799

Noninterest Income
Service charges on deposit accounts                       11,424        10,423
Other account charges, fees and commissions                9,661         9,994
Mortgage servicing fees                                    4,322         4,093
Trust service income                                       2,519         2,473
Securities gains                                             140             -
Gains on sales of loans                                    1,505         4,381
Other income                                                (585)          969
                                                        --------      --------
     Total Noninterest Income                             28,986        32,333

Noninterest Expense
Salaries and employee benefits                            29,522        26,189
Net occupancy - premises                                   2,789         2,596
Equipment expense                                          3,895         3,791
Services and fees                                          7,805         6,755
Amortization of intangible assets                            986         2,277
Loan expense                                               2,552         2,138
Other expense                                              4,441         4,498
                                                        --------      --------
     Total Noninterest Expense                            51,990        48,244
                                                        --------      --------
Income Before Income Taxes                                46,618        39,888
Income taxes                                              16,289        14,004
                                                        --------      --------
Net Income                                              $ 30,329      $ 25,884
                                                        ========      ========

Earnings Per Share
     Basic and Diluted                                  $   0.48      $   0.40
                                                        ========      ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                           2002          2001
                                                        ---------     ---------
Balance, January 1,                                     $ 685,444     $ 629,641
Comprehensive income:
     Net income per consolidated statements of income      30,329        25,884
     Net change in unrealized gains/losses on
       securities available for sale, net of tax           (1,047)        5,096
     Net change in accumulated net losses on cash
       flow hedges, net of tax                               (231)          (90)
                                                        ---------     ---------
          Comprehensive income                             29,051        30,890
Cash dividends paid                                        (9,520)       (8,695)
Repurchase and retirement of common stock                 (19,389)       (8,372)
                                                        ---------     ---------
Balance, March 31,                                      $ 685,586     $ 643,464
                                                        =========     =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
Operating Activities
Net income                                              $   30,329   $   25,884
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                            4,307        2,400
        Depreciation and amortization                        4,176        5,218
        Net accretion of securities                           (181)         (96)
        Securities gains                                      (140)           -
        Gains on sales of loans                             (1,505)      (4,381)
        Deferred income tax provision                        3,641        3,430
        Proceeds from sales of loans                       249,765      357,633
        Increase in loans held for sale                   (203,380)    (194,216)
        Proceeds from sales of trading securities                -          890
        Net increase in intangible assets                   (4,000)      (4,587)
        Net decrease in other assets                         2,075        9,262
        Net increase in other liabilities                    8,147        5,348
        Other operating activities, net                         (8)          (4)
                                                        ----------   ----------
Net cash provided by operating activities                   93,226      206,781

Investing Activities
Proceeds from calls and maturities of securities
     held to maturity                                       79,844       49,121
Proceeds from calls and maturities of securities
     available for sale                                     89,914      102,724
Proceeds from sales of securities available for sale           176            8
Purchases of securities available for sale                 (27,077)    (225,191)
Net decrease in federal funds sold and securities
     purchased under reverse repurchase agreements         120,371       46,600
Net decrease (increase) in loans                            41,101      (70,789)
Purchases of premises and equipment                         (9,110)      (2,220)
Proceeds from sales of premises and equipment                   16          111
Proceeds from sales of other real estate                       854          306
                                                        ----------   ----------
Net cash provided (used) by investing activities           296,089      (99,330)

Financing Activities
Net increase in deposits                                    16,447       48,198
Net decrease in federal funds purchased and
     securities sold under repurchase agreements          (236,251)    (113,250)
Net decrease in other borrowings                          (197,762)    (217,153)
Proceeds from long-term FHLB advances                            -      200,000
Cash dividends                                              (9,520)      (8,695)
Common stock transactions, net                             (19,389)      (8,372)
                                                        ----------   ----------
Net cash used by financing activities                     (446,475)     (99,272)
                                                        ----------   ----------
(Decrease) increase in cash and cash equivalents           (57,160)       8,179
Cash and cash equivalents at beginning of year             328,779      298,651
                                                        ----------   ----------
Cash and cash equivalents at end of period              $  271,619   $  306,830
                                                        ==========   ==========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2001 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

No auditor has opined that Trustmark's unaudited financial statements present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in shareholders' equity of Trustmark for each of the periods reported in accordance with generally accepted accounting principles.

NOTE 2 - BUSINESS COMBINATIONS

During 2001, Trustmark completed two business combinations in the greater Memphis, Tennessee area: Barret Bancorp, Inc. (Barret) in Barretville, Tennessee, and Nashoba Bancshares, Inc. (Nashoba) in Germantown, Tennessee. On April 6, 2001, Trustmark acquired Barret, the holding company for Peoples Bank in Barretville, Tennessee, and Somerville Bank & Trust Company in Somerville, Tennessee, which collectively had 13 offices and $508 million in total assets. The shareholders of Barret received approximately 2.4 million shares of Trustmark's common stock as well as $51 million in cash. On December 14, 2001, Trustmark completed its acquisition of Nashoba, paying Nashoba's shareholders $28 million in cash. Nashoba was the holding company for Nashoba Bank and at the merger date had three offices and $163 million in total assets. Both business combinations were accounted for under the purchase method of accounting and their results of operations, which are not material, have been included in the financial statements from the merger dates.

NOTE 3 - LOANS

The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31, ($ in thousands):

                                                          2002          2001
                                                        --------      --------
        Balance at beginning of year                    $ 75,534      $ 65,850
        Provision charged to expense                       4,307         2,400
        Loans charged off                                 (6,846)       (4,438)
        Recoveries                                         2,245         1,898
                                                        --------      --------
             Net charge-offs                              (4,601)       (2,540)
                                                        --------      --------
        Balance at end of period                        $ 75,240      $ 65,710
                                                        ========      ========

At March 31, 2002 and 2001, the carrying amounts of nonaccrual loans were $41.0 million and $19.0 million, respectively. Included in these nonaccrual loans at March 31, 2002 and 2001, are loans that are considered to be impaired, which totaled $33.4 million and $15.3 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the first quarter of 2002 and 2001 were $32.4 million and $14.6 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the first quarter of 2002 or 2001.

NOTE 4 - GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

Effective January 1, 2002, Trustmark adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As of the adoption date, Trustmark had unamortized goodwill in the amount of $41.0 million and unamortized core deposit intangible assets in the amount of $22.2 million, which are subject to the provisions of SFAS No. 142. Trustmark performed a transitional impairment test on its goodwill assets, which indicated that no impairment charge was required. Trustmark identified its reporting units as banking operations and insurance operations for purposes of measuring impairment of goodwill. As of both January 1 and March 31, 2002, goodwill for banking operations was $30.1 million, while goodwill for insurance operations was $10.9 million. Additionally, no material reclassifications of finite-lived intangible assets were made as a result of adoption.

The following table sets forth the reconcilement of net income and earnings per share, excluding goodwill amortization, for the three months ended March 31, 2002 and 2001 ($ in thousands, except per share data):
                                                          Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------

Reported net income                                     $ 30,329      $ 25,884
Add back goodwill amortization, net of tax                     -           146
                                                        --------      --------
Adjusted net income                                     $ 30,329      $ 26,030
                                                        ========      ========
Basic and diluted earnings per share:
     Reported net income                                $   0.48      $   0.40
     Goodwill amortization, net of tax                         -             -
                                                        --------      --------
     Adjusted net income                                $   0.48      $   0.40
                                                        ========      ========

NOTE 5 - CONTINGENCIES

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share (EPS) are computed by dividing net income by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average shares of common stock outstanding, adjusted for the effect of stock options outstanding during the period. The following table reflects weighted average shares used to calculate basic and diluted EPS for the periods presented:
                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
     Basic                                            63,463,798     64,425,662
     Dilutive shares (due to stock options)              207,755         89,965
                                                      ----------     ----------
     Diluted                                          63,671,553     64,515,627
                                                      ==========     ==========

NOTE 7 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes approximating $2.0 million and $213 thousand during the three months ended March 31, 2002 and 2001, respectively. Interest paid on deposit liabilities and other borrowings approximated $33.5 million in the first three months of 2002 and $65.1 million in the first three months of 2001. For the three months ended March 31, 2002 and 2001, noncash transfers from loans to foreclosed properties were $1.8 million and $395 thousand, respectively.

NOTE 8 - RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible
Assets." This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment. Impairment losses resulting from the initial application of this statement are to be reported as a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2001, and must be applied to all goodwill and other intangible assets recognized in the financial statements. Trustmark adopted this statement effective January 1, 2002, without any impairment losses recognized. For additional information, see Note 4.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated
Financial Statements." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of this statement did not have a material impact on Trustmark's consolidated financial position or results of operations upon adoption on January 1, 2002.

NOTE 9 - SEGMENT INFORMATION

Trustmark has three reportable segments: Retail Banking Group, Commercial Banking Group and Investment Services. The Retail Banking Group delivers a full range of banking, investment and insurance products and services to individuals and small businesses through Trustmark's extensive branch network. The Commercial Banking Group provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect automobile financing and other specialized lending services. Investment Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. The Operational/Support Group consists of asset/liability management activities that include the investment portfolio and the related gains/losses on sales of securities. The Operational/Support Group also includes expenses such as corporate overhead and amortization of intangible assets.

The following table discloses financial information by segment for the quarters ended March 31, ($ in thousands):

Trustmark Corporation
Segment Information
($ in thousands)

                                      Retail     Commercial   Investment  Operational/
                                      Group        Group       Services     Support       Total
                                    ----------   ----------   ----------   ----------   ----------
For the three months ended
March 31, 2002
----------------------------------
Net interest income from
    external customers              $   11,820   $   25,923   $   16,551   $   19,635   $   73,929
Internal funding                        24,473      (14,867)      (6,309)      (3,297)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     36,293       11,056       10,242       16,338       73,929
Provision for loan losses                1,192        2,769          494         (148)       4,307
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           35,101        8,287        9,748       16,486       69,622
Noninterest income                      13,003          158       15,395          430       28,986
Noninterest expense                     31,939        3,857       12,944        3,250       51,990
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              16,165        4,588       12,199       13,666       46,618
Income taxes                             5,610        1,584        4,268        4,827       16,289
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   10,555   $    3,004   $    7,931   $    8,839   $   30,329
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,371,309   $1,572,858   $  985,788   $1,953,245   $6,883,200
     Depreciation and amortization  $    1,267   $       46   $      460   $    2,403   $    4,176


For the three months ended
March 31, 2001
----------------------------------
Net interest income from
    external customers              $    2,493   $   32,661   $   10,147   $   12,898   $   58,199
Internal funding                        28,899      (22,675)      (2,824)      (3,400)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     31,392        9,986        7,323        9,498       58,199
Provision for loan losses                1,128          769          643         (140)       2,400
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           30,264        9,217        6,680        9,638       55,799
Noninterest income                      12,483          132       18,150        1,568       32,333
Noninterest expense                     29,145        3,746       12,817        2,536       48,244
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              13,602        5,603       12,013        8,670       39,888
Income taxes                             4,693        1,935        4,182        3,194       14,004
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $    8,909   $    3,668   $    7,831   $    5,476   $   25,884
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,056,616   $1,567,453   $  838,903   $2,388,548   $6,851,520
     Depreciation and amortization  $    1,057   $       51   $    1,709   $    2,401   $    5,218

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of significant changes in Trustmark's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

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

FINANCIAL HIGHLIGHTS

Trustmark's basic and diluted EPS were $0.48 for the first quarter of 2002, compared with $0.40 for the first quarter of 2001, an increase of 20.0%. Net income totaled $30.3 million for the first three months of 2002, resulting in a return on average assets of 1.79% and a return on average equity of 18.22%. At March 31, 2002, Trustmark reported total loans of $4.4 billion, total assets of $6.8 billion, total deposits of $4.6 billion and shareholders' equity of $685.6 million.

BUSINESS COMBINATIONS

During 2001, Trustmark completed its first two interstate business combinations, both in the greater Memphis, Tennessee area: Barret Bancorp, Inc. (Barret) in Barretville, Tennessee, and Nashoba Bancshares, Inc. (Nashoba) in Germantown, Tennessee. On April 6, 2001, Trustmark acquired Barret, the holding company for Peoples Bank in Barretville, Tennessee, and Somerville Bank & Trust Company in Somerville, Tennessee, which collectively had 13 offices and $508 million in total assets. The shareholders of Barret received approximately 2.4 million shares of Trustmark's common stock as well as $51 million in cash. On December 14, 2001, Trustmark completed its acquisition of Nashoba, paying Nashoba's shareholders $28 million in cash. Nashoba was the holding company for Nashoba Bank and at the merger date had three offices and $163 million in total assets. Both business combinations were accounted for under the purchase method of accounting and their results of operations, which are not material, have been included in the financial statements from the merger dates.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Table on page 14 shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown.

Net interest income for the quarter ended March 31, 2002, increased $15.7 million, or 27.0%, when compared with the same period in 2001. Interest rates fell dramatically during 2001, a situation that proved to be beneficial for Trustmark because of its liability sensitive position. While earning asset yields were affected, a greater impact was felt in the cost of interest-bearing liabilities, resulting in an overall positive impact to the NIM of 106 basis points, when comparing the first quarter 2002 to first quarter 2001. Additionally, during the first quarter of 2002, Trustmark's use of interest rate caps and floors provided $770 thousand of additional interest income as the floor reached its strike price during a volatile interest rate environment.

Average interest-earning assets for first quarter 2002 were $6.256 billion, compared with $6.322 billion in the same period for 2001, a decrease of $65.5 million, or 1.0%. Growth realized in average loans from business combinations was offset by decreases in average securities. The yield on average earning assets dropped from 7.97% in 2001 first quarter to 6.95% in 2002 first quarter, a decrease of 102 basis points. The combination of a decrease in the earning asset base and declining yields resulted in a decrease in interest income during the first three months of 2002 of $17.0 million, or 13.9%, when compared with the first three months of 2001.

Average interest-bearing liabilities for first quarter 2002 totaled $5.099 billion, compared with $5.261 billion for first quarter 2001, a decrease of $162.0 million, or 3.1%. Average interest-bearing deposits increased while fed funds purchased, repurchase agreements and borrowings decreased. The average rates on interest-bearing liabilities for the three months ended March 31, 2002 and 2001, were 2.46% and 4.90%, respectively, a decrease of 244 basis points. As a result of these factors, interest expense for first quarter 2002 decreased $32.7 million, or 51.4%, when compared with first quarter 2001.

Anticipating interest rates to rise in the future, Management has strategically neutralized Trustmark's exposure by restructuring the balance sheet and through the use of interest rate caps and floors. Liquidity provided by maturing investments was utilized to reduce Trustmark's wholesale funding reliance. Also, Trustmark was able to benefit during this falling interest rate environment by locking into liabilities at lower, long-term fixed rates. Trustmark will continue to utilize interest rate caps and floors to limit the overall risk exposure present during significant movements in interest rates and reduce the impact on net interest income.

Yield/Rate Analysis Table
($ in thousands)

                                                       For the Three Months Ended March 31,
                                          --------------------------------------------------------------
                                                       2002                            2001
                                          -----------------------------   ------------------------------
                                            Average              Yield/     Average               Yield/
                                            Balance    Interest   Rate      Balance    Interest    Rate
                                          ----------   --------  ------   ----------   --------   ------
Assets
Interest-earning assets:
  Federal funds sold and securities
    purchased under reverse
    repurchase agreements                 $   24,619   $     99   1.63%   $   25,653   $    377    5.96%
  Securities - taxable                     1,580,527     24,169   6.20%    2,061,717     34,354    6.76%
  Securities - nontaxable                    180,193      3,594   8.09%      157,310      3,202    8.25%
  Loans, net of unearned income            4,470,931     79,358   7.20%    4,077,063     86,264    8.58%
                                          ----------   --------           ----------   --------
    Total interest-earning assets          6,256,270    107,220   6.95%    6,321,743    124,197    7.97%
Cash and due from banks                      285,818                         251,201
Other assets                                 416,476                         344,390
Allowance for loan losses                    (75,364)                        (65,814)
                                          ----------                      ----------
      Total Assets                        $6,883,200                      $6,851,520
                                          ==========                      ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits               $3,519,957   $ 21,778   2.51%   $3,181,530   $ 34,338    4.38%
  Federal funds purchased and
    securities sold under
    repurchase agreements                    891,677      3,659   1.66%    1,166,741     15,375    5.34%
  Borrowings                                 687,628      5,471   3.23%      912,994     13,907    6.18%
                                          ----------   --------           ----------   --------
    Total interest-bearing liabilities     5,099,262     30,908   2.46%    5,261,265     63,620    4.90%
                                                       --------                        --------
Noninterest-bearing demand deposits        1,039,334                         899,570
Other liabilities                             69,497                          65,633
Shareholders' equity                         675,107                         625,052
                                          ----------                      ----------
      Total Liabilities and
         Shareholders' Equity             $6,883,200                      $6,851,520
                                          ==========                      ==========
      Net Interest Margin                                76,312   4.95%                  60,577    3.89%

Less tax equivalent adjustment                            2,383                           2,378
                                                       --------                        --------
      Net Interest Margin per Consolidated
         Statements of Income                          $ 73,929                        $ 58,199
                                                       ========                        ========

Provision for Loan Losses
Trustmark's provision for loan losses totaled $4.3 million and $2.4 million for the three months ended March 31, 2002 and 2001, respectively. The provision to average loans was 0.39% for first quarter 2002, compared with 0.24% for first quarter 2001. Trustmark's ratio of the provision for loan losses to average loans compares favorably with its peer banks. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb inherent charge-offs in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors.

Noninterest Income
Noninterest income consists of revenues generated from a broad range of banking, insurance and investment products and services. For the three months ended March 31, 2002, noninterest income totaled $29.0 million, decreasing $3.3 million, or 10.4%, from the prior-year period. The major categories contributing to the decline were gains on sales of loans and other income. Noninterest income represented 21.7% of total revenues in the 2002 first quarter versus 21.0% in the 2001 first quarter.

The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 9.6% in the first quarter of 2002 from the same period during 2001. In addition to increases in service charges for demand deposit accounts, $780 thousand of the $1.0 million increase is attributable to business combinations completed during the second and fourth quarters of 2001.

Other account charges, fees and commissions declined $333 thousand, or 3.3%, during the first three months of 2002, when compared to the levels maintained for the prior year. Net insurance commissions increased $319 thousand, or 13.6%, from expanded product lines and distribution channels for commercial and retail insurance services. Bank card fees increased 9.6% in 2002, due to increases in debit card usage by individuals and businesses. These increases were offset by declines in products with market-driven fees, such as brokerage and cash management activities.

Mortgage servicing fees increased by $229 thousand, or 5.6%, when comparing the first quarter of 2002 to the same period in 2001. This growth continued the upward trend seen over the last three years. Reductions in interest rates have resulted in an increase in mortgages originated, refinanced and purchased, leading to growth in mortgages serviced. Trustmark serviced $4.3 billion in mortgage loans at March 31, 2002, up from $3.9 billion at March 31, 2001.

Trust service income and securities gains and losses both had minor increases of $46 thousand and $140 thousand, respectively, in the 2002 first quarter, compared with the 2001 first quarter. At March 31, 2002, Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $7.3 billion.

Gains on sales of loans were $1.5 million and $4.4 million for the quarters ended March 31, 2002 and 2001, respectively. Trustmark recorded a $3.9 million gain during the first quarter of 2001 from the sale of $192 million in mortgage loans with significant prepayment risk. Excluding the impact of this transaction, gains on sales of loans experienced volume-driven growth of $1.0 million during the first quarter of 2002, compared with the same period in 2001.

Other income during the first three months of 2002 was a loss of $585 thousand compared with a gain of $969 thousand in the prior-year period. This variance is primarily due to valuation adjustments on Trustmark's interest rate caps and floors. Caps and floors are classified as derivative financial instruments and carried at their current fair value with changes in value recognized currently in earnings as other income.

Noninterest Expense
Trustmark's noninterest expense increased $3.8 million, or 7.8%, in first quarter 2002 to $52.0 million, compared with $48.2 million in first quarter 2001. Included in this amount is $2.9 million contributed by business combinations completed during the second and fourth quarters of 2001. Offsetting this increase is the 2002 reversal of a $2.0 million impairment allowance for mortgage servicing rights. Excluding these items, total noninterest expense increased $2.9 million, or 6.0%, during the 2002 first quarter.

Control of expenses remains a management priority, especially in this time when revenue growth has slowed. Improvement in expense control is evidenced in Trustmark's efficiency ratio, which decreased to 50.95% during the first quarter of 2002 from 54.19% during the first quarter of 2001. The efficiency ratio is calculated by dividing total noninterest expense by tax-equivalent net interest income plus noninterest income, excluding nonrecurring items.

Salaries and employee benefits, the largest category of noninterest expense, were $29.5 million and $26.2 million for the first three months of 2002 and 2001, respectively, increasing 12.7%. Excluding business combinations, the increase was $1.7 million, or 6.6%. This change represents normal annual merit increases along with additional incentive-based compensation and benefit costs.

During the first quarter of 2002, net occupancy-premises expense and equipment expense increased $193 thousand and $104 thousand, respectively, from the same period in 2001. The increases for both categories were due to the effects of business combinations.

Services and fees for 2002 first quarter totaled $7.8 million, compared to $6.8 million for the same period a year ago. This increase was attributable to business combinations as well as increases in the areas of software, advertising, outside services and communication.

For the three months ended March 31, 2002, amortization expense associated with intangible assets, totaled $986 thousand, decreasing $1.3 million from the same period in 2001. During the first quarter 2002, the valuation of mortgage servicing rights indicated that Trustmark's mortgage servicing rights were no longer impaired; therefore, Management reversed the $2.0 million valuation allowance that had been established during the third quarter of 2001. The prior-year period included amortization of goodwill in the amount of $225 thousand; however, the current quarter did not include amortization of goodwill due to Trustmark's adoption of SFAS No. 142 effective January 1, 2002. These reductions were partially offset by increases in amortization of core deposit intangibles from business combinations as well as amortization of mortgage servicing rights.

Loan expense increased $414 thousand during the first quarter of 2002 from the same period in 2001, primarily from increased mortgage activity in a lower interest rate environment.

During the first three months of 2002, other expense decreased $57 thousand from the first quarter of 2001. Excluding expenses related to business combinations, other expense would have decreased $468 thousand.

SHAREHOLDERS' EQUITY

As of March 31, 2002, Trustmark's shareholders' equity was $685.6 million, with little change from its level at December 31, 2001. The increase from net income was offset by common shares repurchased and dividends paid. Trustmark continues to improve shareholder value by utilizing strategic capital management plans designed to improve earnings per share and return on equity while maintaining sufficient regulatory capital levels. As a result of these activities, Trustmark's return on average equity increased to 18.22% for the first quarter of 2002 from 16.79% for the first quarter of 2001, while earnings per share have risen from $0.40 in 2001 first quarter to $0.48 in 2002 first quarter, an increase of 20.0%.

Common Stock Repurchase Program
During 2001, the Board of Directors of Trustmark authorized the repurchase of an additional 5% of common stock, or approximately 3.2 million shares, subject to market conditions and management discretion. As of March 31, 2002, 888 thousand shares had been purchased under this authorization. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 15.4 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 13.1 million shares at a cost of $266.3 million, including 784 thousand shares during 2002 at a cost of $19.4 million. The current remaining authorization is approximately 2.3 million shares.

Authorization of Preferred Shares
On April 9, 2002, the shareholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to authorize the issuance of up to 20 million preferred shares. Although Trustmark has no current intention to issue any preferred shares, the Board of Directors believes that authorizing preferred shares for potential issuance is advisable and in the best interests of Trustmark. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.

Dividends
Another strategy designed to enhance shareholder value has been to maintain a consistent dividend payout ratio. Trustmark's dividend payout ratio was 31.3% for the first quarter of 2002, compared with 33.8% for the same period in 2001. Dividends for the first three months of 2002 were $0.15 per share, an increase of 11.1% when compared with dividends of $0.135 per share for the prior-year period.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various Federal regulatory agencies. These capital requirements, as defined by Federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.

Management believes that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements as of March 31, 2002. At March 31, 2002, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital Table
($ in thousands)

                                                           March 31, 2002
                                           ---------------------------------------------
                                                  Actual             Minimum Regulatory
                                            Regulatory Capital        Capital Required
                                           --------------------     --------------------
                                            Amount        Ratio      Amount        Ratio
                                           --------      ------     --------      ------
Total Capital (to Risk Weighted Assets)
     Trustmark Corporation                 $658,266      14.93%     $352,632       8.00%
     Trustmark National Bank                641,928      14.90%      344,617       8.00%
Tier 1 Capital (to Risk Weighted Assets)
     Trustmark Corporation                 $602,808      13.68%     $176,316       4.00%
     Trustmark National Bank                587,870      13.65%      172,309       4.00%
Tier 1 Capital (to Average Assets)
     Trustmark Corporation                 $602,808       8.84%     $204,535       3.00%
     Trustmark National Bank                587,870       8.82%      200,034       3.00%

EARNING ASSETS

Earning assets are comprised of securities, loans, federal funds sold and securities purchased under resale agreements, which are the primary revenue streams for Trustmark. At March 31, 2002, earning assets were $6.160 billion, or 90.97% of total assets, compared with $6.515 billion, or 90.74% of total assets at December 31, 2001, a decrease of $355.2 million, or 5.5%. This decrease is part of Management's overall strategy to reduce reliance on wholesale funding and neutralize the balance sheet during a volatile interest rate environment.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative, a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates. At March 31, 2002, Trustmark's securities portfolio totaled $1.709 billion, compared to $1.854 billion at December 31, 2001, a reduction of $144.3 million, or 7.8%. Management is continuing to utilize the liquidity provided by maturing securities to reduce Trustmark's reliance on wholesale funding. This strategy has reduced exposure to market sensitive assets as well as allowing the duration of the portfolio to shorten.

Available-for-sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At March 31, 2002, AFS securities totaled $996.5 million, which represented 58.3% of the securities portfolio, compared to $1.061 billion or 57.3% at December 31, 2001.

Held-to-maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At March 31, 2002, HTM securities totaled $712.8 million and represented 41.7% of the total portfolio, compared with $792.1 million or 42.7% at the end of 2001.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 80% of the portfolio in U.S. Treasury and U.S. Government agencies obligations. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value, which also reduces the risk of premium write-offs.

Loans
Loans, the largest group of earning assets, represented 72.0% of earning assets at March 31, 2002, compared with 69.4% at year end 2001. At March 31, 2002, loans totaled $4.434 billion compared to $4.524 billion at December 31, 2001, a decrease of $90.6 million, or 2.0%. Growth in mortgage lending was more than offset by declines in consumer and commercial lending resulting primarily from recession-based anxieties. During first quarter 2002, Trustmark launched its home equity line of credit (HELOC) program, approving approximately $140 million in credit lines. HELOC's had a minor impact on total loans during the quarter, but has great potential for future loan growth with little operational expense associated with this product.

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at March 31, 2002 and December 31, 2001, are shown in the following table:

Nonperforming Assets
($ in thousands)
                                                      March 31,    December 31,
                                                        2002           2001
                                                    ------------   ------------
Nonaccrual and restructured loans                   $     40,985   $     36,901
Other real estate (ORE)                                    5,440          5,110
                                                    ------------   ------------
     Total nonperforming assets                     $     46,425   $     42,011
                                                    ============   ============

Accruing loans past due 90 days or more             $      2,611   $      2,740
                                                    ============   ============

Nonperforming assets/total loans and ORE                   1.05%          0.93%
                                                    ============   ============

Total nonperforming assets increased $4.4 million during the first three months of 2002. This increase was primarily due to growth in nonaccrual loans. Three commercial customer relationships in unrelated industries accounted for the majority of the change and were previously identified as potential problems. Although nonperforming loans increased 10.5%, when compared with December 31, 2001, the coverage by the allowance for loan losses remains strong at 183.6%.

At March 31, 2002 and December 31, 2001, the allowance for loan losses was $75.2 million and $75.5 million, representing 1.70% and 1.67%, respectively, of total loans outstanding. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio, including losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The analysis for loan losses considers any identified impairment and estimates determined by applying specific allowance factors to the commercial and consumer loan portfolios.

Commercial loans as well as commercial real estate loans carry an internally assigned risk grade based on a scale of one to ten. An allowance factor is assigned to each loan grade based on historical loan losses in addition to other factors such as the level and trend of delinquencies, classified and criticized loans and nonperforming loans. Other factors are also taken into consideration such as local, regional and national economic trends, industry and other types of concentrations and loan loss trends that run counter to historical averages. All classified loans greater than $500 thousand are reviewed by the Asset Review Department to determine if a higher allowance factor should be applied to the loan based on a greater level of risk and probability of loss.

Consumer loans carry allowance factors applied to pools of homogeneous loans such as direct and indirect loans, credit cards, home equity loans, other types of revolving consumer lines of credit and residential mortgage loans. The allowance factor applied to each pool is based on historical loan loss trends as well as current and projected trends in loan losses. Also taken into consideration are trends in consumer delinquencies, consumer bankruptcies, the effectiveness of the bank's collection function as well as economic conditions and trends as referred to above.

Net charge-offs were $4.6 million or 0.42% of average loans for the quarter ended March 31, 2002, compared with $4.5 million or 0.40% of average loans for the quarter ended December 31, 2001, which continues to compare favorably to Trustmark's peer group. First quarter 2002 charge-offs were affected by four larger commercial loan losses totaling $2.1 million. Credit quality may deteriorate during the remainder of 2002 if the economy continues to remain in a weakened state; however, net charge-offs as a percentage of average loans should remain stable. Actual results could differ because of several factors, including those presented in the Forward-Looking Statements section of this MD&A discussion.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $17.2 million at March 31, 2002, a decrease of $120.4 million, when compared with year-end 2001. At December 31, 2001, Trustmark had one reverse repurchase agreement for $125 million that was used as collateral for pledging to public deposits. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $4.630 billion at March 31, 2002, compared with $4.613 billion at December 31, 2001, an increase of $16.4 million, or 0.4%. Interest-bearing deposits increased $148.8 million, or 4.3%, during first quarter 2002. For this same period, noninterest-bearing deposits decreased $132.3 million, a decline of 11.3%, partially due to payment of property taxes from customers' mortgage escrow accounts. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.162 billion at March 31, 2002, a decrease of $434.0 million, compared with $1.596 billion at year-end 2001. The liquidity created by maturing securities was utilized to reduce Trustmark's reliance on wholesale funding.

Long-term FHLB advances totaled $225 million at March 31, 2002 and at December 31, 2001. These are fixed rate, long-term FHLB advances maturing from 2004 until 2006. Trustmark's use of these advances is significant in that it reduces the volatility of Trustmark's wholesale funding base by using long-term fixed rate products.

CONTINGENCIES

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

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

At the end of 2000, the mix of Trustmark's asset and liability structure created sensitivity to net interest income from interest rate changes. This sensitivity was a benefit to net interest income in 2001, as the decline in interest rates tempered interest cost more than interest income. During 2001, however, Management made a concerted effort to decrease interest rate sensitivity. This was accomplished by changing the balance sheet mix and risk characteristics of assets and liabilities and through purchases of interest rate hedging instruments. Asset sensitivity was reduced in commercial lending by increasing holdings of floating rate loans. Also, both the overall size of the securities portfolio and the maturity structure of securities were lowered. Liability sensitivity was reduced with growth in core deposits, declines in short-term wholesale funding and in the use of longer term borrowings. In 2001, Trustmark continued hedging activities to lessen the adverse effects of large swings in interest rates, adding $200 million in notional amount of long-term interest rate caps. As a result of these changes, Trustmark improved its interest rate sensitivity position during 2001, while experiencing a lower growth in net interest income. At the end of the first quarter of 2002, Trustmark's balance sheet is in a more neutral gap position than at year end 2001, and it is estimated that net interest income may drop less than 2% in a one-year, shocked, up 200 basis point rate shift scenario, assuming no balance sheet growth. This represents a substantial decline in rate sensitivity at March 31, 2002, when compared to March 31, 2001. Management will continue to monitor the balance sheet to manage risk.

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

A static gap analysis is a tool used mainly for interest rate risk measurement, which highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities, are utilized for sensitivity static gap analysis. Three-month gap analysis projected at March 31, 2002, reflected a liability gap of $234 million, down from $902 million on March 31, 2001. One-year gap analysis projected at March 31, 2002, reflected a liability gap of $146 million, down from $921 million on March 31, 2001. This new static gap analysis indicates that, though somewhat liability sensitive to interest rate movements, Trustmark is more favorably positioned for a rising interest rate environment, when compared to the prior year period.

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

Trustmark continued a risk controlling strategy that utilizes caps and floors, which will be further implemented over time. Trustmark sold a previously purchased 5-year cap contract, and purchased additional 5-year cap contracts with a total notional amount of $200 million. Trustmark continues to hold a 5-year floor contract in a notional amount of $100 million. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments, are options that are linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

Liquidity
Trustmark's goal is to maintain an adequate liquidity position to satisfy the cash flow requirements of depositors and borrowers while meeting the cash flow needs which Trustmark requires for growth. The liquidity position of Trustmark is monitored on a daily basis by Trustmark's Treasury division. In addition, the Asset/Liability Committee reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of balance sheet or anticipated cash flow changes. Also, on a monthly basis, Management compares Trustmark's liquidity position to established corporate policies. At March 31, 2002, Trustmark was within all established guidelines. Trustmark was able to improve overall liquidity capacity over the last fifteen months, as indicated by the reduction in the loan to deposit ratio and reliance on wholesale funding. The ability to maintain consistent cash flows from operations as well as adequate capital also enhances Trustmark's liquidity.

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities as well as the ability to sell certain loans and securities. Liquidity on the liability side is generated primarily through growth in core deposits and the ability to obtain economical wholesale funding in national and regional markets through a variety of sources. Sources of wholesale funding are federal funds, repurchase agreements, brokered CD's and FHLB advances which allow Trustmark to meet necessary funding requirements as well as provide excess capacity for contingency funding needs.

RECENT PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment. Impairment losses resulting from the initial application of this statement are to be reported as a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2001, and must be applied to all goodwill and other intangible assets recognized in the financial statements. Trustmark adopted this statement effective January 1, 2002, without any impairment losses recognized. For additional information, see Note 4.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated
Financial Statements." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of this statement did not have a material impact on Trustmark's consolidated financial position or results of operations upon adoption on January 1, 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There were no material developments for the quarter ended March 31, 2002, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.   Reports on Form 8-K

     There were no reports on Form 8-K filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:       /s/ Richard G. Hickson                  BY:       /s/ Zach L. Wasson
          ----------------------                            ------------------
          Richard G. Hickson                                Zach L. Wasson
          Chairman of the Board, President                  Treasurer (Principal
          & Chief Executive Officer                         Financial Officer)

DATE:     May 7, 2002                             DATE:     May 7, 2002

                                  EXHIBIT INDEX


10-a  Deferred Compensation Plan effective January 1, 2002.

10-b Amended and Restated Employment Agreement with Richard G. Hickson dated March 12, 2002.

10-c Amended and Restated Employment Agreement with Gerard R. Host dated March 12, 2002.

10-d Amended and Restated Employment Agreement with Harry M. Walker dated March 12, 2002.