Form 10-Q
period 2002-06-30
TRUSTMARK CORP
filed 2002-08-14
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2002.

          Title                                                      Outstanding
Common stock, no par value                                            61,769,332

PART I.  FINANCIAL INFORMATION

INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS

The financial statements filed with Form 10-Q for the quarter ended March 31, 2002 included unaudited financial statements that had not been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission, because Trustmark Corporation (Trustmark) elected not to engage Arthur Andersen LLP to perform such a review.

On  April  29,  2002,  the  Board  of  Directors  of  Trustmark,  based  on  the recommendation of its Audit Committee, engaged KPMG LLP (KPMG) as its independent public accountants. Subsequent to the initial filing on Form 10-Q, KPMG has reviewed the unaudited financial statements for the quarter ended March 31, 2002 in accordance with Rule 10-01(d) and determined that no material changes were required.

                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)
                                                      June 30,     December 31,
                                                        2002          2001
                                                     -----------   -----------
Assets
Cash and due from banks (noninterest-bearing)        $   289,006   $   328,779
Federal funds sold and securities purchased
    under reverse repurchase agreements                   14,798       137,521
Securities available for sale (at fair value)            996,315     1,061,495
Securities held to maturity (fair value:
    $696,439 - 2002; $820,917 - 2001)                    661,594       792,052
Loans                                                  4,533,120     4,524,366
Less allowance for loan losses                            75,900        75,534
                                                     -----------   -----------
     Net loans                                         4,457,220     4,448,832
Premises and equipment                                   105,510        97,158
Intangible assets:
     Mortgage servicing rights                            58,199        53,470
     Goodwill                                             47,515        41,004
     Other identifiable intangible assets                 23,924        22,217
                                                     -----------   -----------
          Total intangible assets                        129,638       116,691
Other assets                                             192,269       197,811
                                                     -----------   -----------
     Total Assets                                    $ 6,846,350   $ 7,180,339
                                                     ===========   ===========

Liabilities
Deposits:
     Noninterest-bearing                             $ 1,076,048   $ 1,167,437
     Interest-bearing                                  3,523,041     3,445,928
                                                     -----------   -----------
         Total deposits                                4,599,089     4,613,365
Federal funds purchased                                  222,197       235,781
Securities sold under repurchase agreements              489,569       801,725
Short-term borrowings                                    454,503       558,687
Long-term FHLB advances                                  325,000       225,000
Other liabilities                                         64,059        60,337
                                                     -----------   -----------
     Total Liabilities                                 6,154,417     6,494,895

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  62,204,272 shares -
        2002; 63,705,671 shares - 2001                    12,961        13,273
Capital surplus                                           27,750        66,083
Retained earnings                                        630,217       587,387
Accumulated other comprehensive income, net of tax        21,005        18,701
                                                     -----------   -----------
     Total Shareholders' Equity                          691,933       685,444
                                                     -----------   -----------
     Total Liabilities and Shareholders' Equity      $ 6,846,350   $ 7,180,339
                                                     ===========   ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                     ----------------------      ----------------------
                                                       2002          2001          2002          2001
                                                     --------      --------      --------      --------
Interest Income
Interest and fees on loans                           $ 76,083      $ 88,316      $153,546      $173,078
Interest on securities:
     Taxable                                           24,509        32,821        48,678        67,175
     Tax exempt                                         2,236         2,496         4,572         4,577
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements         96           358           195           735
Other interest income                                     575             -         1,345             -
                                                     --------      --------      --------      --------
     Total Interest Income                            103,499       123,991       208,336       245,565

Interest Expense
Interest on deposits                                   20,020        35,116        41,798        69,454
Interest on federal funds purchased and securities
     sold under repurchase agreements                   3,229        12,964         6,888        28,339
Other interest expense                                  5,459        10,018        10,930        23,680
                                                     --------      --------      --------      --------
     Total Interest Expense                            28,708        58,098        59,616       121,473
                                                     --------      --------      --------      --------
Net Interest Income                                    74,791        65,893       148,720       124,092
Provision for loan losses                               3,000         2,400         7,307         4,800
                                                     --------      --------      --------      --------
Net Interest Income After Provision
     for Loan Losses                                   71,791        63,493       141,413       119,292

Noninterest Income
Service charges on deposit accounts                    12,397        11,948        23,821        22,371
Other account charges, fees and commissions            11,016        10,312        20,677        20,306
Mortgage servicing fees                                 4,293         4,150         8,615         8,243
Trust service income                                    2,492         2,367         5,011         4,840
Gains on sales of loans                                 2,169         1,303         3,674         5,684
Securities gains                                          376           368           516           368
Other income                                           (2,093)          236        (2,678)        1,205
                                                     --------      --------      --------      --------
     Total Noninterest Income                          30,650        30,684        59,636        63,017

Noninterest Expense
Salaries and employee benefits                         28,940        27,536        58,462        53,725
Net occupancy - premises                                2,906         2,837         5,695         5,433
Equipment expense                                       3,864         3,951         7,759         7,742
Services and fees                                       7,822         7,332        15,627        14,087
Amortization of intangible assets                       2,837         3,017         3,823         5,294
Loan expense                                            2,389         2,386         4,941         4,524
Other expense                                           4,956         5,202         9,397         9,700
                                                     --------      --------      --------      --------
     Total Noninterest Expense                         53,714        52,261       105,704       100,505
                                                     --------      --------      --------      --------
Income Before Income Taxes                             48,727        41,916        95,345        81,804
Income taxes                                           17,324        14,637        33,613        28,641
                                                     --------      --------      --------      --------
Net Income                                           $ 31,403      $ 27,279      $ 61,732      $ 53,163
                                                     ========      ========      ========      ========

Earnings Per Share
     Basic and Diluted                               $   0.50      $   0.41      $   0.98      $   0.81
                                                     ========      ========      ========      ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                           2002         2001
                                                         ---------    ---------
Balance, January 1,                                      $ 685,444    $ 629,641
Comprehensive income:
     Net income per consolidated statements of income       61,732       53,163
     Net change in unrealized gains/losses on
       securities available for sale, net of tax             3,636        4,618
     Net change in accumulated net losses on cash
       flow hedges, net of tax                              (1,332)         (77)
                                                         ---------    ---------
          Comprehensive income                              64,036       57,704
Cash dividends paid                                        (18,902)     (17,685)
Common stock issued in business combination                      -       46,022
Common stock transactions, long-term incentive plan            (36)           -
Repurchase and retirement of common stock                  (38,609)     (47,871)
                                                         ---------    ---------
Balance, June 30,                                        $ 691,933    $ 667,811
                                                         =========    =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                         2002        2001
                                                       ---------   ---------
Operating Activities
Net income                                             $  61,732   $  53,163
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                          7,307       4,800
        Depreciation and amortization                     10,274      11,450
        Net (accretion) amortization of securities          (412)        331
        Securities gains                                    (516)       (368)
        Gains on sales of loans                           (3,674)     (5,684)
        Deferred income tax provision                      1,927       4,194
        Proceeds from sales of loans                     438,873     662,318
        Purchases and originations of loans held
           for sale                                     (387,550)   (441,316)
        Proceeds from sales of trading securities              -         990
        Net increase in intangible assets                 (7,025)    (10,235)
        Net increase in other assets                      (1,099)     (4,080)
        Net decrease in other liabilities                   (773)     (1,571)
        Other operating activities, net                       56       1,058
                                                       ---------   ---------
Net cash provided by operating activities                119,120     275,050

Investing Activities
Proceeds from calls and maturities of securities
      available for sale                                 159,985      90,478
Proceeds from calls and maturities of securities
      held to maturity                                   134,228     295,780
Proceeds from sales of securities available for sale      12,935      11,983
Purchases of securities available for sale              (102,067)   (353,667)
Purchases of securities held to maturity                  (2,635)          -
Net decrease in federal funds sold and securities
     purchased under reverse repurchase agreements       122,723      93,261
Net increase in loans                                    (63,344)   (129,096)
Purchases of premises and equipment                      (12,930)     (6,850)
Proceeds from sales of premises and equipment                 19         114
Proceeds from sales of other real estate                   1,739       1,055
Cash paid in business combination                         (7,799)    (38,175)
                                                       ---------   ---------
Net cash provided (used) by investing activities         242,854     (35,117)

Financing Activities
Net decrease in deposits                                 (14,276)   (121,539)
Net decrease in federal funds purchased and securities
     sold under repurchase agreements                   (325,740)    (23,808)
Net decrease in other borrowings                        (104,184)   (242,890)
Proceeds from long-term FHLB advances                    100,000     200,000
Cash dividends                                           (18,902)    (17,685)
Common stock transactions, net                           (38,645)    (47,871)
                                                       ---------   ---------
Net cash used by financing activities                   (401,747)   (253,793)
                                                       ---------   ---------
Decrease in cash and cash equivalents                    (39,773)    (13,860)
Cash and cash equivalents at beginning of period         328,779     298,651
                                                       ---------   ---------
Cash and cash equivalents at end of period             $ 289,006   $ 284,791
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

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - BUSINESS COMBINATIONS

On June 28, 2002, Trustmark announced that Bottrell Insurance Agency, Inc., a wholly owned subsidiary of TNB, had acquired Chandler-Sampson Insurance, Inc.
(CSI) in Jackson, Mississippi. CSI was a regional leader in school, medical malpractice and mid-market business insurance. This business combination, which is not material to Trustmark, was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements from the merger date.

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

NOTE 3 - LOANS

The following table summarizes the activity in the allowance for loan losses for the six month periods ended June 30 ($ in thousands):
                                                           2002          2001
                                                         --------      --------
        Balance at beginning of year                     $ 75,534      $ 65,850
        Provision charged to expense                        7,307         4,800
        Loans charged off                                 (11,501)       (9,233)
        Recoveries                                          4,560         3,814
                                                         --------      --------
            Net charge-offs                                (6,941)       (5,419)
        Allowance applicable to loans of acquired bank          -         8,708
                                                         --------      --------
           Balance at end of period                      $ 75,900      $ 73,939
                                                         ========      ========

At June 30, 2002 and 2001, the carrying amounts of nonaccrual loans were $41.1 million and $25.5 million, respectively. Included in these nonaccrual loans at June 30, 2002 and 2001, are loans that are considered to be impaired, which totaled $33.1 million and $19.8 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the second quarter of 2002 and 2001 were $33.6 million and $19.3 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the second quarter of 2002 or 2001.

NOTE 4 -  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Effective January 1, 2002, Trustmark adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." As of the adoption date, Trustmark had unamortized goodwill in the amount of $41.0 million and unamortized other identifiable intangible assets, consisting of core deposit intangible assets, in the amount of $22.2 million. These assets are subject to the provisions of SFAS No. 142. Trustmark has performed a transitional impairment test on its goodwill assets, using three separate reporting units. Two reporting units were determined by separating Trustmark's Retail Banking Group into its two components, Somerville and the retail portion of TNB. The third reporting unit, Bottrell Insurance Agency, is a subset of Financial
Services. This test indicated that no impairment charge was required. Additionally, no material reclassifications of finite-lived intangible assets were made as a result of adoption.

As of June 30, 2002, the carrying amounts, net of accumulated amortization, for other identifiable intangible assets and goodwill were $23.9 million and $47.5 million, respectively. The increases from adoption date are from the addition of $3.2 million of other intangible assets and $6.5 million of goodwill resulting from the acquisition of CSI. Trustmark recorded $1.5 million of amortization of other identifiable intangible assets for the first six months of 2002.

The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the six months ended June 30, 2002 and 2001 ($ in thousands, except per share data):

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
Reported net income                                      $ 61,732      $ 53,163
Add back goodwill amortization, net of tax                      -           386
                                                         --------      --------
Adjusted net income                                      $ 61,732      $ 53,549
                                                         ========      ========
Basic and diluted earnings per share:
     Reported net income                                 $   0.98      $   0.81
     Goodwill amortization, net of tax                          -           .01
                                                         --------      --------
     Adjusted net income                                 $   0.98      $   0.82
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

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share (EPS) are computed by dividing net income by the weighted average shares of common stock outstanding. Diluted EPS are computed by dividing net income by the weighted average shares of common stock outstanding, adjusted for the effect of stock options outstanding during the period. The following table reflects weighted average shares used to calculate basic and diluted EPS for the periods presented:
                                                           Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
Basic                                                 63,026,007     65,271,791
Dilutive shares (due to stock options)                   201,590         96,124
                                                      ----------     ----------
Diluted                                               63,227,597     65,367,915
                                                      ==========     ==========

NOTE 7 - STATEMENTS OF CASH FLOWS

Trustmark made cash payments for income taxes approximating $15.0 million and $21.1 million during the six months ended June 30, 2002 and 2001, respectively. Interest paid on deposit liabilities and other borrowings approximated $62.8 million in the first six months of 2002 and $123.9 million in the first six months of 2001. For the six months ended June 30, 2002 and 2001, noncash transfers from loans to foreclosed properties were $3.4 million and $2.9 million, respectively.

NOTE 8 - RECENT PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of this statement on Trustmark's consolidated financial position and results of operations is not expected to be material.

NOTE 9 - SEGMENT INFORMATION

Trustmark has three reportable segments: Retail Banking Group, Commercial Banking Group and Financial Services. The Retail Banking Group delivers a full range of banking, investment and insurance products and services to individuals and small businesses through Trustmark's extensive branch network. The Commercial Banking Group provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect automobile financing and other specialized lending services. Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. Treasury & Other consists of asset/liability management activities that include the investment portfolio and the related gains/losses on sales of securities, as well as risk management, bank operations, human resources, marketing and the controller's division. Treasury & Other also includes expenses such as corporate overhead and amortization of intangible assets.

The tables on pages 11 and 12 disclose financial information by segment for the periods ended June 30, 2002 and 2001:

Trustmark Corporation
Segment Information
($ in thousands)

                                      Retail     Commercial   Financial    Treasury &
                                     Banking      Banking      Services      Other        Total
                                    ----------   ----------   ----------   ----------   ----------
For the three months ended
June 30, 2002
----------------------------------
Net interest income from
    external customers              $   12,681   $   26,114   $   16,505   $   19,491   $   74,791
Internal funding                        24,703      (14,329)      (6,789)      (3,585)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     37,384       11,785        9,716       15,906       74,791
Provision for loan losses                1,281          342          454          923        3,000
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           36,103       11,443        9,262       14,983       71,791
Noninterest income                      13,921          154       17,276         (701)      30,650
Noninterest expense                     31,814        3,905       14,497        3,498       53,714
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              18,210        7,692       12,041       10,784       48,727
Income taxes                             6,290        2,655        4,263        4,116       17,324
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   11,920   $    5,037   $    7,778   $    6,668   $   31,403
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,319,319   $1,573,258   $1,084,881   $1,809,754   $6,787,212
     Depreciation and amortization  $    1,319   $       49   $    2,303   $    2,427   $    6,098

For the three months ended
June 30, 2001
----------------------------------
Net interest income from
    external customers              $    5,629   $   32,029   $   10,984   $   17,251   $   65,893
Internal funding                        30,756      (20,626)      (2,401)      (7,729)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     36,385       11,403        8,583        9,522       65,893
Provision for loan losses                1,459          872          504         (435)       2,400
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           34,926       10,531        8,079        9,957       63,493
Noninterest income                      13,799          127       15,541        1,217       30,684
Noninterest expense                     31,740        3,772       13,395        3,354       52,261
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              16,985        6,886       10,225        7,820       41,916
Income taxes                             5,865        2,378        3,604        2,790       14,637
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   11,120   $    4,508   $    6,621   $    5,030   $   27,279
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,391,651   $1,593,980   $  852,496   $2,329,845   $7,167,972
     Depreciation and amortization  $    1,256   $       55   $    2,132   $    2,789   $    6,232

Trustmark Corporation
Segment Information
($ in thousands)

                                      Retail     Commercial   Financial    Treasury &
                                     Banking      Banking      Services      Other        Total
                                    ----------   ----------   ----------   ----------   ----------
For the six months ended
June 30, 2002
----------------------------------
Net interest income from
    external customers              $   24,501   $   52,037   $   33,056   $   39,126   $  148,720
Internal funding                        49,176      (29,196)     (13,098)      (6,882)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     73,677       22,841       19,958       32,244      148,720
Provision for loan losses                2,473        3,111          948          775        7,307
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           71,204       19,730       19,010       31,469      141,413
Noninterest income                      26,924          312       32,671         (271)      59,636
Noninterest expense                     63,753        7,762       27,441        6,748      105,704
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              34,375       12,280       24,240       24,450       95,345
Income taxes                            11,900        4,239        8,531        8,943       33,613
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   22,475   $    8,041   $   15,709   $   15,507   $   61,732
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,345,179   $1,573,051   $1,063,832   $1,852,879   $6,834,941
     Depreciation and amortization  $    2,586   $       95   $    2,763   $    4,830   $   10,274

For the six months ended
June 30, 2001
----------------------------------
Net interest income from
    external customers              $    8,122   $   64,690   $   21,131   $   30,149   $  124,092
Internal funding                        59,655      (43,301)      (5,225)     (11,129)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     67,777       21,389       15,906       19,020      124,092
Provision for loan losses                2,587        1,641        1,147         (575)       4,800
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           65,190       19,748       14,759       19,595      119,292
Noninterest income                      26,282          259       33,691        2,785       63,017
Noninterest expense                     60,885        7,518       26,212        5,890      100,505
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              30,587       12,489       22,238       16,490       81,804
Income taxes                            10,558        4,313        7,786        5,984       28,641
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   20,029   $    8,176   $   14,452   $   10,506   $   53,163
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,225,059   $1,580,790   $  845,737   $2,359,034   $7,010,620
     Depreciation and amortization  $    2,313   $      106   $    3,841   $    5,190   $   11,450

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by Management. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on Trustmark's financial condition, results of operations and liquidity; and market risk disclosures. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. Factors that could cause actual results to differ materially from current expectations by Management include, but are not limited to:

   o Legislative or regulatory changes, including changes in accounting standards;
   o    General economic conditions, either nationally or regionally;
   o Changes in interest rates, yield curves and interest rate spread relationships;
   o Deposit attrition, customer loss or revenue loss in the ordinary course of business;
   o    Increases in competitive pressure in the financial services industry;
   o    Changes in the rate of inflation;
   o    Changes in securities markets;
   o    Changes in technology.

Forward-looking statements speak only as of the date they are made. Trustmark does not undertake any obligation to update any forward-looking statement to reflect subsequent circumstances or events.

FINANCIAL HIGHLIGHTS

Trustmark announced basic and diluted earnings per share of $0.50 for the second quarter of 2002, which represents a 22.0% increase compared to $0.41 for the second quarter of 2001. Net income for the second quarter totaled $31.4 million, resulting in a return on average assets of 1.86% and a return on average equity of 18.70%. For the six months ended June 30, 2002, net income totaled $61.7 million, with a return on average assets of 1.82% and a return on average equity of 18.46%. At June 30, 2002, Trustmark reported total loans of $4.5 billion, total assets of $6.8 billion, total deposits of $4.6 billion and shareholders' equity of $691.9 million.

BUSINESS COMBINATIONS

On June 28, 2002, Trustmark announced that Bottrell Insurance Agency, Inc., a wholly owned subsidiary of TNB, had acquired Chandler-Sampson Insurance, Inc.
(CSI) in Jackson, Mississippi. CSI was a regional leader in school, medical malpractice and mid-market business insurance. This business combination, which is not material to Trustmark, was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements from the merger date.

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

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Tables on pages 15 and 16 show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown.

Net interest income for the three-month and six-month periods ended June 30, 2002, increased $8.6 million, or 12.5%, and $24.3 million, or 18.8%, respectively, when compared with the same periods in 2001. Interest rates fell dramatically during 2001, a situation that proved to be beneficial for Trustmark because of its liability sensitive position. While earning asset yields were affected, a greater impact was felt in the cost of interest-bearing liabilities, resulting in an overall positive impact to the NIM of 96 basis points, when comparing the first six months of 2002 to the same period in 2001. Additionally, during the first six months of 2002, Trustmark's use of interest rate caps and floors provided $1.3 million of additional interest income as the floor reached its strike price during a volatile interest rate environment.

Average interest-earning assets for the first six months of 2002 were $6.213 billion, compared with $6.467 billion in the same period for 2001, a decrease of $254.0 million, or 3.9%. Growth realized in average loans was offset by decreases in average securities. This change in earning assets mix also proved beneficial to the increase in net interest income. The yield on average earning assets dropped from 7.81% in the first six months of 2001 to 6.91% in the same period in 2002, a decrease of 90 basis points. The combination of a decrease in the earning asset base and declining yields resulted in a decrease in interest income during the first six months of 2002 of $37.5 million, or 15.0%, when compared with the first six months of 2001.

Average interest-bearing liabilities for the first six months of 2002 totaled $5.048 billion, compared with $5.363 billion for the first six months of 2001, a decrease of $315.0 million, or 5.9%. Average interest-bearing deposits increased while fed funds purchased, repurchase agreements and borrowings decreased. This change in mix proved beneficial in reducing interest expense through the growth of lower cost core deposits versus borrowings. The average rates on interest-bearing liabilities for the six months ended June 30, 2002 and 2001, were 2.38% and 4.57%, respectively, a decrease of 219 basis points. As a result of these factors, total interest expense for the first and second quarters of 2002 decreased $61.9 million, or 50.9%, when compared with the first half of 2001.

Anticipating interest rates to rise in the future, Management has strategically reduced Trustmark's exposure by restructuring the balance sheet and through the use of interest rate contracts. Liquidity provided by maturing investments was utilized to reduce Trustmark's wholesale funding reliance. Also, Trustmark was able to benefit during this falling interest rate environment by locking into liabilities at lower, long-term fixed rates. Trustmark will continue to utilize interest rate contracts to limit the overall risk exposure present during significant movements in interest rates and reduce the impact on net interest income. For additional discussion, see Market/Interest Rate Risk Management on page 23.

Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

                                                         For the Three Months Ended June 30,
                                           ---------------------------------------------------------------
                                                        2002                             2001
                                           ------------------------------   ------------------------------
                                             Average               Yield/     Average               Yield/
                                             Balance    Interest    Rate      Balance    Interest    Rate
                                           ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements             $   22,224   $     96    1.73%   $   35,558   $    358    4.04%
    Securities - taxable                    1,485,367     24,509    6.62%    2,011,563     32,821    6.54%
    Securities - nontaxable                   173,109      3,440    7.97%      194,502      3,840    7.92%
    Loans, net of unearned income           4,488,719     77,749    6.95%    4,368,285     89,575    8.22%
                                           ----------   --------            ----------   --------
    Total interest-earning assets           6,169,419    105,794    6.88%    6,609,908    126,594    7.68%
Cash and due from banks                       274,572                          256,013
Other assets                                  418,600                          376,123
Allowance for loan losses                     (75,379)                         (74,072)
                                           ----------                       ----------
        Total Assets                       $6,787,212                       $7,167,972
                                           ==========                       ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits              $3,538,272   $ 20,020    2.27%   $3,440,085   $ 35,116    4.09%
    Federal funds purchased and
        securities sold under
        repurchase agreements                 768,239      3,229    1.69%    1,248,324     12,964    4.17%
    Borrowings                                691,069      5,459    3.17%      775,491     10,018    5.18%
                                           ----------   --------            ----------   --------
        Total interest-bearing liabilities  4,997,580     28,708    2.30%    5,463,900     58,098    4.26%
                                                        --------                         --------
Noninterest-bearing demand deposits         1,059,806                          954,942
Other liabilities                              56,167                           77,486
Shareholders' equity                          673,659                          671,644
                                           ----------                       ----------
        Total Liabilities and
            Shareholders' Equity           $6,787,212                       $7,167,972
                                           ==========                       ==========
        Net Interest Margin                               77,086    5.01%                  68,496    4.16%

Less tax equivalent adjustment                             2,295                            2,603
                                                        --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                       $ 74,791                         $ 65,893
                                                        ========                         ========

Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

                                                         For the Six Months Ended June 30,
                                           --------------------------------------------------------------
                                                        2002                             2001
                                           -----------------------------   ------------------------------
                                             Average              Yield/     Average               Yield/
                                             Balance    Interest   Rate      Balance    Interest    Rate
                                           ----------   --------  ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements             $   23,415   $    195   1.68%   $   30,633   $    735    4.84%
    Securities - taxable                    1,532,684     48,678   6.40%    2,036,501     67,175    6.65%
    Securities - nontaxable                   176,631      7,034   8.03%      176,009      7,042    8.07%
    Loans, net of unearned income           4,479,874    157,107   7.07%    4,223,478    175,594    8.38%
                                           ----------   --------           ----------   --------
    Total interest-earning assets           6,212,604    213,014   6.91%    6,466,621    250,546    7.81%
Cash and due from banks                       280,164                         253,620
Other assets                                  417,544                         360,344
Allowance for loan losses                     (75,371)                        (69,965)
                                           ----------                      ----------
        Total Assets                       $6,834,941                      $7,010,620
                                           ==========                      ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits              $3,529,165   $ 41,798   2.39%   $3,311,522   $ 69,454    4.23%
    Federal funds purchased and
        securities sold under
        repurchase agreements                 829,617      6,888   1.67%    1,207,758     28,339    4.73%
    Borrowings                                689,358     10,930   3.20%      843,862     23,680    5.66%
                                           ----------   --------           ----------   --------
        Total interest-bearing liabilities  5,048,140     59,616   2.38%    5,363,142    121,473    4.57%
                                                        --------                        --------
Noninterest-bearing demand deposits         1,049,627                         927,409
Other liabilities                              62,795                          71,592
Shareholders' equity                          674,379                         648,477
                                           ----------                      ----------
        Total Liabilities and
            Shareholders' Equity           $6,834,941                      $7,010,620
                                           ==========                      ==========
        Net Interest Margin                              153,398   4.98%                 129,073    4.02%

Less tax equivalent adjustment                             4,678                           4,981
                                                        --------                        --------
        Net Interest Margin per Consolidated
             Statements of Income                       $148,720                        $124,092
                                                        ========                        ========

Provision for Loan Losses
Trustmark's provision for loan losses totaled $3.0 million and $7.3 million, respectively, for the three month and six month periods ended June 30, 2002, compared with $2.4 million and $4.8 million, respectively, for the same periods in 2001. The provision to average loans was 0.33% for the first six months of 2002, compared with 0.23% for the same period in 2001. For the quarters ended June 30, 2002 and 2001, the provision to average loans was 0.27% and 0.22%, respectively. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. See further discussion of Loans beginning on page 21.

Noninterest Income
Noninterest income consists of revenues generated from a broad range of banking, insurance and investment products and services. For the six months ended June 30, 2002, noninterest income totaled $59.6 million, decreasing $3.4 million, or 5.4%, from the prior-year period. The major categories contributing to the decline were gains on sales of loans and other income. Noninterest income represented 22.3% of total gross revenues in the first six months of 2002 versus 20.4% in the same period in 2001.

For the quarters ended June 30, 2002 and 2001, noninterest income maintained a consistent level at $30.7 million. Losses recognized in other income were offset by increases in other account charges, fees and commissions as well as gains on sales of loans.

The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 6.5% in the first six months of 2002 from the same period during 2001. In addition to increases in service charges for demand deposit accounts, $1.0 million of the $1.5 million increase is attributable to business combinations completed during the second and fourth quarters of 2001.

Other account charges, fees and commissions increased $371 thousand, or 1.8%, during the first six months of 2002, when compared to the levels maintained for the prior year. Net insurance commissions increased $1.2 million, or 23.5%, from expanded product lines and distribution channels for commercial and retail insurance services. Bank card fees increased 12.1% in 2002, due to increases in debit card usage by individuals and businesses. These increases were offset by declines in products with market-driven fees, such as brokerage and cash management activities.

Mortgage servicing fees increased by $372 thousand, or 4.5%, when comparing the first six months of 2002 to the same period in 2001. This growth continued the upward trend seen over the last three years. Reductions in interest rates have resulted in an increase in mortgages originated, refinanced and purchased, leading to growth in mortgages serviced. Trustmark serviced $4.4 billion in mortgage loans at June 30, 2002, up from $4.0 billion at June 30, 2001.

Trust service income and securities gains and losses both had minor increases of $171 thousand and $148 thousand, respectively, in the first half of 2002, compared with the same period in 2001. At June 30, 2002, Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $7.3 billion.

Gains on sales of loans were $3.7 million and $5.7 million for the six months ended June 30, 2002 and 2001, respectively. Trustmark recorded a $507 thousand gain on the sale of $18.2 million of GNMA loans during the second quarter of 2002, compared to a $3.9 million gain during the first quarter of 2001 from the sale of $192 million in mortgage loans with significant prepayment risk. Excluding the impacts of these transactions, gains on sales of loans experienced volume-driven growth of $1.4 million during the first half of 2002, compared with the same period in 2001.

Other income during the first six months of 2002 was a loss of $2.7 million compared with a gain of $1.2 million in the prior-year period, with the largest portion of this change from the second quarter of 2002 versus the same period in 2001. This variance is primarily due to valuation adjustments on Trustmark's interest rate caps and floors. Caps and floors are classified as derivative financial instruments and carried at their current fair value with changes in value recognized currently in earnings as other income.

Noninterest Expense
Trustmark's noninterest expense increased $5.2 million, or 5.2%, in the first six months of 2002 to $105.7 million, compared with $100.5 million in the first six months of 2001. Included in this amount is $2.9 million from business combinations completed during the second and fourth quarters of 2001. Offsetting this increase is the 2002 reversal of a $2.0 million impairment allowance for mortgage servicing rights. Excluding these items, total noninterest expense increased $4.3 million, or 4.3%, during the first six months of 2002 compared with the same period in 2001.

Noninterest expense was $53.7 million for the three months ended June 30, 2002, a 2.8% increase from the $52.3 million recognized in the second quarter of 2001. This change was primarily related to salaries and employee benefits.

Control of expenses remains a management priority. Improvement in expense control is evidenced in Trustmark's efficiency ratio, which decreased to 50.11% during the first six months of 2002 from 53.51% during the first six months of 2001. The efficiency ratio is calculated by dividing total noninterest expense by tax-equivalent net interest income plus noninterest income, excluding nonrecurring items.

Salaries and employee benefits, the largest category of noninterest expense, were $58.5 million and $53.7 million for the first six months of 2002 and 2001, respectively, increasing 8.8%. Excluding business combinations, the increase was $2.9 million, or 5.6%. This change represents normal annual merit increases along with increases in benefit costs.

During the first six months of 2002, net occupancy-premises expense and equipment expense experienced minor increases of $262 thousand and $17 thousand, respectively, from the same period in 2001.

Services and fees for the first half of 2002 totaled $15.6 million, compared to $14.1 million for the same period a year ago. This variance is attributable to expenditures for software services and additional advertising as well as professional fees associated with Trustmark's credit process redesign.

For the six months ended June 30, 2002, amortization expense associated with intangible assets totaled $3.8 million, decreasing $1.5 million from the same period in 2001. During the first quarter of 2002, the valuation of mortgage servicing rights indicated that Trustmark's mortgage servicing rights were no longer impaired; therefore, Management reversed the $2.0 million valuation allowance that had been established during the third quarter of 2001. The prior period included amortization of goodwill in the amount of $557 thousand, whereas the current period did not include amortization of goodwill due to Trustmark's adoption of SFAS No. 142 effective January 1, 2002. These reductions were partially offset by increases in amortization of core deposit intangibles from business combinations as well as amortization of mortgage servicing rights from increased volume.

Loan expense increased $417 thousand during the first six months of 2002 from the same period in 2001, primarily from increased mortgage activity in a lower interest rate environment.

During the first half of 2002, other expense decreased $303 thousand from the same period in 2001. Decreases were recognized in the areas of contributions, deferred compensation, travel and entertainment, which were partially offset by increases in stationery and supplies and expenses related to business combinations.

SHAREHOLDERS' EQUITY

As of June 30, 2002, Trustmark's shareholders' equity was $691.9 million, an increase of $6.5 million, or 0.9%, from its level at December 31, 2001. The increase from net income was partially offset by common shares repurchased and dividends paid. Trustmark continues to improve shareholder value by utilizing strategic capital management plans designed to improve earnings per share and return on equity while maintaining sufficient regulatory capital levels. As a result of these activities, Trustmark's return on average equity increased to 18.46% for the first six months of 2002 from 16.53% for the first six months of 2001, while earnings per share have risen from $0.81 to $0.98 for these same periods, an increase of 21.0%.

Common Stock Repurchase Program
During 2001, the Board of Directors of Trustmark authorized the repurchase of an additional 5% of common stock, or approximately 3.2 million shares, subject to market conditions and management discretion. As of June 30, 2002, 1.6 million shares had been purchased under this authorization. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 15.4 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 13.8 million shares at a cost of $285.5 million, including 1.5 million shares during 2002 at a cost of $38.6 million. The current remaining authorization is approximately 1.6 million shares.

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

Dividends
Another strategy designed to enhance shareholder value has been to maintain a consistent dividend payout ratio. Trustmark's dividend payout ratio was 30.6% for the first six months of 2002, compared with 33.3% for the same period in 2001. Dividends for the first half of 2002 were $0.30 per share, an increase of 11.1% when compared with dividends of $0.27 per share for the prior-year period.

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

Management believes that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements as of June 30, 2002. At June 30, 2002, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital Table
($ in thousands)

                                                                   June 30, 2002
                                           --------------------------------------------------------------
                                                                                       Minimum Regulatory
                                           Actual Regulatory     Minimum Regulatory     Provision to be
                                                Capital           Capital Required      Well Capitalized
                                           ------------------    ------------------    ------------------
                                            Amount      Ratio     Amount      Ratio     Amount      Ratio
                                           --------    ------    --------    ------    --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                   $652,563    14.44%    $361,414     8.00%           -         -
   Trustmark National Bank                  629,802    14.25%     353,457     8.00%    $441,821    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                   $595,852    13.19%    $180,707     4.00%           -         -
   Trustmark National Bank                  574,368    13.00%     176,728     4.00%    $265,093     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                   $595,852     8.88%    $201,364     3.00%           -         -
   Trustmark National Bank                  574,368     8.75%     196,903     3.00%    $328,172     5.00%

EARNING ASSETS

Earning assets are comprised of securities, loans, federal funds sold and securities purchased under resale agreements, which are the primary revenue streams for Trustmark. At June 30, 2002, earning assets were $6.206 billion, or 90.64% of total assets, compared with $6.515 billion, or 90.74% of total assets at December 31, 2001, a decrease of $309.6 million, or 4.8%. This decrease is part of Management's overall strategy to reduce reliance on wholesale funding and neutralize the balance sheet during a volatile interest rate environment.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative, a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates. At June 30, 2002, Trustmark's securities portfolio totaled $1.658 billion, compared to $1.854 billion at December 31, 2001, a reduction of $195.6 million, or 10.6%. Management is continuing to utilize the liquidity provided by maturing securities to reduce Trustmark's reliance on wholesale funding. This strategy has reduced exposure to market sensitive assets and allowed the duration of the portfolio to shorten.

Available-for-sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At June 30, 2002, AFS securities totaled $996.3 million, which represented 60.1% of the securities portfolio, compared to $1.061 billion or 57.3% at December 31, 2001.

Held-to-maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At June 30, 2002, HTM securities totaled $661.6 million and represented 39.9% of the total portfolio, compared with $792.1 million or 42.7% at the end of 2001.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 80% of the portfolio in U.S. Treasury and U.S. Government agencies obligations. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's normal practice is to purchase investment securities at or near par value, which also reduces the risk of premium write-offs.

Loans
Loans, the largest group of earning assets, represented 73.0% of earning assets at June 30, 2002, compared with 69.4% at year-end 2001. At June 30, 2002, loans totaled $4.533 billion, increasing slightly from its level of $4.524 billion at December 31, 2001. During the first quarter of 2002, Trustmark launched its home equity line of credit (HELOC) program, approving approximately $240 million in credit lines to date, which added $70 million of new loans to the balance sheet. This program continues to provide potential for future loan growth with minimal operational expense. Growth in HELOC's and mortgage lending was offset by declines in consumer and commercial lending resulting primarily from recession-based factors.

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at June 30, 2002 and December 31, 2001, are shown in the following table:

Nonperforming Assets
($ in thousands)
                                                      June 30,     December 31,
                                                        2002           2001
                                                    ------------   ------------
Nonaccrual and restructured loans                   $     41,144   $     36,901
Other real estate (ORE)                                    5,749          5,110
                                                    ------------   ------------
     Total nonperforming assets                     $     46,893   $     42,011
                                                    ============   ============

Accruing loans past due 90 days or more             $      2,910   $      2,740
                                                    ============   ============

Nonperforming assets/total loans and ORE                   1.03%          0.93%
                                                    ============   ============

Total nonperforming assets increased $4.9 million during the first six months of 2002. Three commercial customer relationships in unrelated industries accounted for the majority of the change and were previously identified as potential problems. Although nonperforming loans increased 11.6% when compared with December 31, 2001, the coverage by the allowance for loan losses remains strong at 184.5%.

At June 30, 2002 and December 31, 2001, the allowance for loan losses was $75.9 million and $75.5 million, respectively, representing 1.67% of total loans outstanding at both dates. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio, including losses associated with off-balance sheet credit instruments such as letters of credit and unfunded lines of credit. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The analysis for loan losses considers any identified impairment and estimates determined by applying specific allowance factors to the commercial and consumer loan portfolios.

Commercial loans as well as commercial real estate loans carry an internally assigned risk grade based on a scale of one to ten. An allowance factor is assigned to each loan grade based on historical loan losses in addition to other factors such as the level and trend of delinquencies, classified and criticized loans and nonperforming loans. Other factors are also taken into consideration such as local, regional and national economic trends, industry and other types of concentrations and loan loss trends that run counter to historical averages. All classified loans greater than $500 thousand are reviewed quarterly by the Asset Review Department to determine if a higher allowance factor should be applied to the loan based on a greater level of risk and probability of loss.

Consumer loans carry allowance factors applied to pools of homogeneous loans such as direct and indirect loans, credit cards, home equity loans, other types of revolving consumer lines of credit and residential mortgage loans. The allowance factor applied to each pool is based on historical loan loss trends as well as current and projected trends in loan losses. Also taken into consideration are trends in consumer delinquencies, consumer bankruptcies, the effectiveness of the bank's collection function as well as economic conditions and trends referred to above.

Net charge-offs were $6.9 million, or 0.31% of average loans, for the six months ended June 30, 2002, compared with $5.4 million, or 0.26% of average loans, for the six months ended June 30, 2001. Charge-offs for the first half of 2002 were affected by five larger commercial loan losses totaling $2.6 million. Net charge-offs were $2.3 million, or 0.21% of average loans, for the second quarter of 2002, comparing favorably with $2.9 million, or 0.26% of average loans, for the same period in 2001.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $14.8 million at June 30, 2002, a decrease of $122.7 million, when compared with year-end 2001. At December 31, 2001, Trustmark had one reverse repurchase agreement for $125 million that was used as collateral for pledging to public deposits. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $4.599 billion at June 30, 2002, compared with $4.613 billion at December 31, 2001, a decrease of $14.3 million, or 0.3%. Interest-bearing deposits increased $77.1 million, or 2.2%, during the first half of 2002. For this same period, noninterest-bearing deposits decreased $91.4 million, a decline of 7.8%, partially due to payment of property taxes from customers' mortgage escrow accounts during the first quarter. Trustmark's deposit mix remains favorable with non-interest deposits representing 23.4% of total deposits. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.166 billion at June 30, 2002, a decrease of $429.9 million, compared with $1.596 billion at year-end 2001. The liquidity created by maturing securities was utilized to reduce Trustmark's reliance on wholesale funding.

Long-term FHLB advances totaled $325 million at June 30, 2002, an increase of $100 million from December 31, 2001. These are primarily fixed rate, long-term FHLB advances maturing from 2003 until 2006. Trustmark's use of these advances is significant in that it reduces the volatility of Trustmark's wholesale funding base by using long-term fixed rate products.

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

Management has continued its concerted effort to decrease interest rate sensitivity through changes to the balance sheet mix and risk characteristics of assets and liabilities as well as through purchases of interest rate hedging instruments. Asset sensitivity has been reduced in commercial lending by increasing holdings of floating rate loans. Also, both the overall size of the securities portfolio and the maturity structure of securities have been lowered. Liability sensitivity has been reduced with growth in core deposits, declines in short-term wholesale funding and in the use of longer term borrowings. Trustmark continues utilizing hedging activities to lessen the adverse effects of large swings in interest rates, adding $300 million in notional amounts of long-term interest rate caps during the past year. As a result of these changes, Trustmark has improved its interest rate sensitivity position while experiencing a lower growth in net interest income. At June 30, 2002, the balance sheet is in a more neutral position than at year-end 2001, and it is estimated that net interest income may drop less than 2% in a one-year, shocked, up 200 basis point rate shift scenario, assuming no balance sheet growth. This represents a substantial decline in rate sensitivity at June 30, 2002, when compared to June 30, 2001. Management will continue to monitor the balance sheet to manage risk.

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

A static gap analysis is a tool used mainly for interest rate risk measurement, which highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities, are utilized for sensitivity static gap analysis. Three-month gap analysis projected at June 30, 2002, reflected a liability gap of $257 million, dramatically down from $1.063 billion on June 30, 2001. One-year gap analysis projected at June 30, 2002, reflected a liability gap of $73 million, down from $963 million on June 30, 2001. This new static gap analysis indicates that, though somewhat liability sensitive to interest rate movements, Trustmark is more favorably positioned for a rising interest rate environment, when compared to the prior year period.

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

Trustmark continued a risk controlling strategy that utilizes caps and floors, which will be further implemented over time. During the second quarter of 2002, Trustmark sold its 5-year floor contract and purchased an additional 5-year cap contract with a notional amount of $100 million. As of June 30, 2002, Trustmark had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

Liquidity
The liquidity position of Trustmark is monitored on a daily basis by Trustmark's Treasury division. In addition, the Asset/Liability Committee reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of balance sheet or anticipated cash flow changes. Also, on a monthly basis, Management compares Trustmark's liquidity position to established corporate policies. At June 30, 2002, Trustmark was within all established guidelines. Trustmark was able to improve overall liquidity capacity over the last year, as indicated by the reduction in the loan to deposit ratio and reliance on wholesale funding. The ability to maintain consistent cash flows from operations as well as adequate capital also enhances Trustmark's liquidity.

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

RECENT PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of this statement on Trustmark's consolidated financial position and results of operations is not expected to be material.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments for the quarter ended June 30, 2002, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Trustmark's shareholders was held on April 9, 2002. At this meeting the following matters were voted on by Trustmark's shareholders:

A.      Election of Directors

        The following individuals were elected to serve as Directors of Trustmark until the annual meeting of shareholders in 2003 or until their respective successors are elected and qualified. The vote was cast as follows:
                                                                 Votes Cast
                                    Votes Cast in Favor       Against/Withheld
                                   ---------------------     -------------------
                                     Number         %         Number         %
                                   ----------     ------     ---------     -----
        J. Kelly Allgood           52,645,442     99.70%       156,941     0.30%
        Reuben V. Anderson         52,635,900     99.68%       166,483     0.32%
        John L. Black, Jr.         52,623,550     99.66%       178,833     0.34%
        William C. Deviney, Jr.    52,623,062     99.66%       179,321     0.34%
        C. Gerald Garnett          52,660,242     99.73%       142,141     0.27%
        Richard G. Hickson         51,144,317     96.86%     1,658,066     3.14%
        Matthew L. Holleman III    52,658,142     99.73%       144,241     0.27%
        William Neville III        52,642,182     99.70%       160,201     0.30%
        Richard H. Puckett         52,661,763     99.73%       140,620     0.27%
        Carolyn C. Shanks          52,654,727     99.72%       147,656     0.28%
        Kenneth W. Williams        52,640,982     99.69%       161,401     0.31%
        William G. Yates, Jr.      52,623,550     99.66%       178,833     0.34%

B.      Amend Articles of Incorporation

        A proposal was made to amend Trustmark's Articles of Incorporation in order to authorize 20 million shares of preferred stock having such designations, powers, terms, preferences, rights and limitations as may be determined, from time to time, by the Board of Directors. The vote was cast as follows:
                                                Votes Cast           Votes Cast
                                                 in Favor             Against
                                                ----------           ----------
        Authorization of preferred stock        35,094,604            8,257,431

Item 6. Exhibits and Reports on Form 8-K

A.      Exhibits

        The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.      Reports on Form 8-K

        1. On April 9, 2002, Trustmark filed a report on Form 8-K announcing that the Board of Directors of Trustmark, based on the recommendation of its Audit Committee, had decided not to renew the engagement of its independent public accountants, Arthur Andersen LLP.

        2. On April 10, 2002, Trustmark filed a report on Form 8-K announcing the retirement of T.H. Kendall, III, Chairman of the Board, and the election of Richard G. Hickson, Trustmark's Chief Executive Officer, as the new Chairman of the Board.

        3. On April 29, 2002, Trustmark filed a report on Form 8-K announcing that the Board of Directors of Trustmark, based on the recommendation of its Audit Committee, had engaged KPMG LLP as its independent public accountants.

        4. On May 1, 2002, Trustmark filed a report on Form 8-K announcing that Moody's Investors Service and Standard & Poor's had assigned investment grade ratings to Trustmark and its lead bank subsidiary, TNB.

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

                              TRUSTMARK CORPORATION


BY:       /s/ Richard G. Hickson                  BY:      /s/ Zach L. Wasson
          ----------------------                           ------------------
          Richard G. Hickson                               Zach L. Wasson
          Chairman of the Board, President                 Treasurer (Principal
          & Chief Executive Officer                        Financial Officer)

DATE:     August 12, 2002                         DATE:    August 12, 2002

                                  EXHIBIT INDEX


99       Certification by Chief Executive Officer and Chief Financial Officer.