Form 10-Q
period 2002-09-30
TRUSTMARK CORP
filed 2002-11-13
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2002.

          Title                                                      Outstanding
Common stock, no par value                                            61,622,709

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)
                                                    September 30,  December 31,
                                                        2002           2001
                                                     -----------    -----------
Assets
Cash and due from banks (noninterest-bearing)        $   354,824    $   328,779
Federal funds sold and securities purchased
    under reverse repurchase agreements                  189,056        137,521
Securities available for sale (at fair value)            940,061      1,061,495
Securities held to maturity (fair value:
    $648,162 - 2002; $820,917 - 2001)                    614,417        792,052
Loans                                                  4,613,570      4,524,366
Less allowance for loan losses                            75,538         75,534
                                                     -----------    -----------
     Net loans                                         4,538,032      4,448,832
Premises and equipment                                   104,928         97,158
Intangible assets:
     Mortgage servicing rights                            46,923         53,470
     Goodwill                                             47,982         41,004
     Other identifiable intangible assets                 23,056         22,217
                                                     -----------    -----------
          Total intangible assets                        117,961        116,691
Other assets                                             200,030        197,811
                                                     -----------    -----------
     Total Assets                                    $ 7,059,309    $ 7,180,339
                                                     ===========    ===========

Liabilities
Deposits:
     Noninterest-bearing                             $ 1,237,109    $ 1,167,437
     Interest-bearing                                  3,585,085      3,445,928
                                                     -----------    -----------
         Total deposits                                4,822,194      4,613,365
Federal funds purchased                                  296,881        235,781
Securities sold under repurchase agreements              427,135        801,725
Short-term borrowings                                    429,760        558,687
Long-term FHLB advances                                  325,000        225,000
Other liabilities                                         65,705         60,337
                                                     -----------    -----------
     Total Liabilities                                 6,366,675      6,494,895

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  61,660,409 shares -
        2002; 63,705,671 shares - 2001                    12,847         13,273
Capital surplus                                           14,370         66,083
Retained earnings                                        651,015        587,387
Accumulated other comprehensive income, net of tax        14,402         18,701
                                                     -----------    -----------
     Total Shareholders' Equity                          692,634        685,444
                                                     -----------    -----------
     Total Liabilities and Shareholders' Equity      $ 7,059,309    $ 7,180,339
                                                     ===========    ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                     ----------------------      ----------------------
                                                       2002          2001          2002          2001
                                                     --------      --------      --------      --------
Interest Income
Interest and fees on loans                           $ 77,554      $ 86,501      $231,100      $259,579
Interest on securities:
     Taxable                                           21,519        29,979        70,197        97,154
     Tax exempt                                         2,175         2,473         6,747         7,050
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements        150           108           345           843
Other interest income                                      23           396         1,368           396
                                                     --------      --------      --------      --------
     Total Interest Income                            101,421       119,457       309,757       365,022

Interest Expense
Interest on deposits                                   19,634        31,106        61,432       100,560
Interest on federal funds purchased and securities
     sold under repurchase agreements                   3,058         8,624         9,946        36,963
Other interest expense                                  5,636         9,600        16,566        33,280
                                                     --------      --------      --------      --------
     Total Interest Expense                            28,328        49,330        87,944       170,803
                                                     --------      --------      --------      --------
Net Interest Income                                    73,093        70,127       221,813       194,219
Provision for loan losses                               3,000         3,800        10,307         8,600
                                                     --------      --------      --------      --------

Net Interest Income After Provision
     for Loan Losses                                   70,093        66,327       211,506       185,619

Noninterest Income
Service charges on deposit accounts                    12,725        12,077        36,546        34,448
Other account charges, fees and commissions            14,189        10,469        34,866        30,775
Mortgage servicing fees                                 4,310         4,294        12,925        12,537
Trust service income                                    2,402         2,351         7,413         7,191
Gains on sales of loans                                 2,376           805         6,050         6,489
Securities gains                                       12,033         1,362        12,549         1,730
Other income                                           (3,114)        2,854        (5,792)        4,059
                                                     --------      --------      --------      --------
     Total Noninterest Income                          44,921        34,212       104,557        97,229

Noninterest Expense
Salaries and employee benefits                         30,568        28,225        89,030        81,950
Net occupancy - premises                                3,168         3,201         8,863         8,634
Equipment expense                                       3,598         3,942        11,357        11,684
Services and fees                                       8,093         7,638        23,720        21,725
Amortization of intangible assets                      15,063         5,281        18,886        10,575
Loan expense                                            2,373         2,435         7,314         6,959
Other expense                                           5,618         5,475        15,015        15,175
                                                     --------      --------      --------      --------
     Total Noninterest Expense                         68,481        56,197       174,185       156,702
                                                     --------      --------      --------      --------
Income Before Income Taxes                             46,533        44,342       141,878       126,146
Income taxes                                           16,471        15,633        50,084        44,274
                                                     --------      --------      --------      --------
Net Income                                           $ 30,062      $ 28,709      $ 91,794      $ 81,872
                                                     ========      ========      ========      ========
Earnings Per Share
     Basic                                           $   0.49      $   0.45      $   1.47      $   1.26
                                                     ========      ========      ========      ========
     Diluted                                         $   0.49      $   0.45      $   1.46      $   1.26
                                                     ========      ========      ========      ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                           2002         2001
                                                         ---------    ---------

Balance, January 1,                                      $ 685,444    $ 629,641
Comprehensive income:
     Net income per consolidated statements of income       91,794       81,872
     Net change in unrealized gains/losses on
       securities available for sale, net of tax            (1,198)      14,696
     Net change in accumulated net losses on cash
       flow hedges, net of tax                              (3,101)      (1,070)
                                                         ---------    ---------
          Comprehensive income                              87,495       95,498
Cash dividends paid                                        (28,166)     (26,403)
Common stock issued in business combination                      -       46,022
Common stock transactions, long-term incentive plan             20            -
Repurchase and retirement of common stock                  (52,159)     (64,900)
                                                         ---------    ---------
Balance, September 30,                                   $ 692,634    $ 679,858
                                                         =========    =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                         2002        2001
                                                       ---------   ---------
Operating Activities
Net income                                             $  91,794    $ 81,872
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                         10,307       8,600
        Depreciation and amortization                     28,414      20,046
        Net (accretion) amortization of securities          (750)        570
        Securities gains                                 (12,549)     (1,730)
        Gains on sales of loans                           (6,050)     (6,489)
        Deferred income tax provision                     (5,036)      1,807
        Proceeds from sales of loans                     673,698     936,759
        Purchases and originations of loans held
           for sale                                     (715,427)   (750,493)
        Proceeds from sales of trading securities              -         990
        Net increase in intangible assets                (10,385)    (15,663)
        Net increase in other assets                        (257)     (7,501)
        Net (decrease) increase in other liabilities      (1,992)        534
        Other operating activities, net                      547       1,859
                                                       ---------   ---------
Net cash provided by operating activities                 52,314     271,161

Investing Activities
Proceeds from calls and maturities of securities
      available for sale                                 263,676     465,121
Proceeds from calls and maturities of securities
      held to maturity                                   198,991     156,868
Proceeds from sales of securities available for sale     229,442      12,076
Purchases of securities available for sale              (361,982)   (400,401)
Purchases of securities held to maturity                 (19,708)          -
Net (increase) decrease in federal funds sold and
      securities purchased under reverse repurchase
      agreements                                         (51,535)     96,313
Net increase in loans                                    (51,728)    (98,737)
Purchases of premises and equipment                      (14,901)     (9,330)
Proceeds from sales of premises and equipment                 19         123
Proceeds from sales of other real estate                   3,149       2,474
Cash paid in business combination                         (7,799)    (38,175)
                                                       ---------   ---------
Net cash provided by investing activities                187,624     186,332

Financing Activities
Net increase (decrease) in deposits                      208,829     (97,887)
Net decrease in federal funds purchased and securities
     sold under repurchase agreements                   (313,490)   (321,937)
Net decrease in other borrowings                        (128,927)   (169,412)
Proceeds from long-term FHLB advances                    100,000     225,000
Cash dividends                                           (28,166)    (26,403)
Common stock transactions, net                           (52,139)    (64,900)
                                                       ---------   ---------
Net cash used by financing activities                   (213,893)   (455,539)
                                                       ---------   ---------
Increase in cash and cash equivalents                     26,045       1,954
Cash and cash equivalents at beginning of period         328,779     298,651
                                                       ---------   ---------
Cash and cash equivalents at end of period             $ 354,824   $ 300,605
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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the nine month periods ended September 30 ($ in thousands):

                                                           2002          2001
                                                         --------      --------
Balance at beginning of year                             $ 75,534      $ 65,850
Provision charged to expense                               10,307         8,600
Loans charged off                                         (17,281)      (16,426)
Recoveries                                                  6,978         5,797
                                                         --------      --------
   Net charge-offs                                        (10,303)      (10,629)
Allowance applicable to loans of acquired bank                  -         8,708
                                                         --------      --------
   Balance at end of period                              $ 75,538      $ 72,529
                                                         ========      ========

At September 30, 2002 and 2001, the carrying amounts of nonaccrual loans were $31.0 million and $31.1 million, respectively. Included in these nonaccrual loans at September 30, 2002 and 2001, are loans that are considered to be impaired, which totaled $23.7 million and $24.5 million, respectively. As a result of direct write-downs, the specific allowance related to these impaired loans was not material. The average carrying amounts of impaired loans during the third quarter of 2002 and 2001 were $28.7 million and $22.5 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the third quarter of 2002 or 2001.

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

As of September 30, 2002, the carrying amounts, net of accumulated amortization, for other identifiable intangible assets and goodwill were $23.1 million and $48.0 million, respectively. The increases from adoption date are from the addition of $3.2 million of other intangible assets and $6.6 million of goodwill resulting from the acquisition of CSI, along with $386 thousand in subsequent purchase accounting goodwill adjustments related to previously completed business combinations. Trustmark recorded $2.3 million of amortization of other identifiable intangible assets for the first nine months of 2002.

The following table sets forth the reconcilement of net income and earnings per share excluding goodwill amortization for the nine months ended September 30, 2002 and 2001 ($ in thousands, except per share data):

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
Reported net income                                      $ 91,794      $ 81,872
Add back goodwill amortization, net of tax                      -           626
                                                         --------      --------
Adjusted net income                                      $ 91,794      $ 82,498
                                                         ========      ========
Basic earnings per share:
     Reported net income                                 $   1.47      $   1.26
     Goodwill amortization, net of tax                          -           .01
                                                         --------      --------
     Adjusted net income                                 $   1.47      $   1.27
                                                         ========      ========
Diluted earnings per share:
     Reported net income                                 $   1.46      $   1.26
     Goodwill amortization, net of tax                          -           .01
                                                         --------      --------
     Adjusted net income                                 $   1.46      $   1.27
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
                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
Basic                                                 62,608,357     65,033,889
Dilutive shares (due to stock options)                   192,152        107,060
                                                      ----------     ----------
Diluted                                               62,800,509     65,140,949
                                                      ==========     ==========

NOTE 7 - STATEMENTS OF CASH FLOWS

Trustmark made cash payments for income taxes approximating $47.2 million and $36.3 million during the nine months ended September 30, 2002 and 2001, respectively. Interest paid on deposit liabilities and other borrowings approximated $92.6 million in the first nine months of 2002 and $177.2 million in the first nine months of 2001. For the nine months ended September 30, 2002 and 2001, noncash transfers from loans to foreclosed properties were $5.5 million and $4.1 million, respectively.

NOTE 8 - RECENT PRONOUNCEMENTS

In October 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." As of October 1, 2002, this statement requires financial services companies to subject all of their goodwill to annual impairment tests instead of amortizing any goodwill previously subject to SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This statement applies to all new and past financial institution acquisitions, including "branch acquisitions" that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the SFAS No. 147 will now be governed by the requirements of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Additionally, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets in its scope. As of October 1, 2002, these intangibles must be evaluated for impairment just like other long-lived assets. The impact of this statement on Trustmark's consolidated financial position and results of operations is not expected to be material.

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

NOTE 9 - SEGMENT INFORMATION

Trustmark has three reportable segments: Retail Banking Group, Commercial Banking Group and Financial Services. The Retail Banking Group delivers a full range of banking, investment and risk management products and services to individuals and small businesses through Trustmark's extensive branch network. The Commercial Banking Group provides various financial products and services to corporate and middle market clients. Included among these products and services are specialized services for commercial and residential real estate development lending, indirect automobile financing and other specialized lending services. Financial Services includes trust and fiduciary services, discount brokerage services, insurance services, as well as credit card and mortgage services. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. Treasury & Other consists of asset/liability management activities that include the investment portfolio and the related gains/losses on sales of securities, as well as credit risk management, bank operations, human resources, marketing and the controller's division. Treasury & Other also includes expenses such as corporate overhead and amortization of intangible assets.

The tables on pages 10 and 11 disclose financial information by segment for the periods ended September 30, 2002 and 2001:

Trustmark Corporation
Segment Information
($ in thousands)

                                      Retail     Commercial   Financial    Treasury &
                                     Banking      Banking      Services      Other        Total
                                    ----------   ----------   ----------   ----------   ----------
For the three months ended
September 30, 2002
----------------------------------
Net interest income from
    external customers              $   14,004   $   25,844   $   17,689   $   15,556   $   73,093
Internal funding                        23,992      (13,837)      (6,422)      (3,733)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     37,996       12,007       11,267       11,823       73,093
Provision for loan losses                1,312        1,357          465         (134)       3,000
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           36,684       10,650       10,802       11,957       70,093
Noninterest income                      14,261          158       20,642        9,860       44,921
Noninterest expense                     32,064        4,128       28,849        3,440       68,481
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              18,881        6,680        2,595       18,377       46,533
Income taxes                             6,509        2,305        1,060        6,597       16,471
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   12,372   $    4,375   $    1,535   $   11,780   $   30,062
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,349,441   $1,597,099   $1,154,323   $1,719,486   $6,820,349
     Depreciation and amortization  $    1,352   $       46   $   14,526   $    2,216   $   18,140

For the three months ended
September 30, 2001
----------------------------------
Net interest income from
    external customers              $    7,195   $   31,122   $   13,768   $   18,042   $   70,127
Internal funding                        31,890      (19,795)      (4,843)      (7,252)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                     39,085       11,327        8,925       10,790       70,127
Provision for loan losses                3,677          910          505       (1,292)       3,800
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses           35,408       10,417        8,420       12,082       66,327
Noninterest income                      13,835          120       15,368        4,889       34,212
Noninterest expense                     32,571        3,981       16,208        3,437       56,197
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              16,672        6,556        7,580       13,534       44,342
Income taxes                             5,748        2,263        2,701        4,921       15,633
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   10,924   $    4,293   $    4,879   $    8,613   $   28,709
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,336,247   $1,593,915   $  881,954   $2,203,673   $7,015,789
     Depreciation and amortization  $    1,276   $       55   $    4,405   $    2,859   $    8,595

Trustmark Corporation
Segment Information
($ in thousands)

                                      Retail     Commercial   Financial    Treasury &
                                     Banking      Banking      Services      Other        Total
                                    ----------   ----------   ----------   ----------   ----------
For the nine months ended
September 30, 2002
----------------------------------
Net interest income from
    external customers              $   38,505   $   77,881   $   50,745   $   54,682   $  221,813
Internal funding                        73,168      (43,033)     (19,520)     (10,615)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                    111,673       34,848       31,225       44,067      221,813
Provision for loan losses                3,785        4,468        1,413          641       10,307
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses          107,888       30,380       29,812       43,426      211,506
Noninterest income                      41,185          470       53,313        9,589      104,557
Noninterest expense                     95,817       11,890       56,290       10,188      174,185
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              53,256       18,960       26,835       42,827      141,878
Income taxes                            18,409        6,544        9,591       15,540       50,084
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   34,847   $   12,416   $   17,244   $   27,287   $   91,794
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,346,616   $1,581,155   $1,094,327   $1,807,926   $6,830,024
     Depreciation and amortization  $    3,938   $      141   $   17,289   $    7,046   $   28,414


For the nine months ended
September 30, 2001
----------------------------------
Net interest income from
    external customers              $   15,317   $   95,812   $   34,899   $   48,191   $  194,219
Internal funding                        91,545      (63,096)     (10,068)     (18,381)           -
                                    ----------   ----------   ----------   ----------   ----------
Net interest income                    106,862       32,716       24,831       29,810      194,219
Provision for loan losses                6,264        2,551        1,652       (1,867)       8,600
                                    ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses          100,598       30,165       23,179       31,677      185,619
Noninterest income                      40,117          379       49,059        7,674       97,229
Noninterest expense                     93,456       11,499       42,420        9,327      156,702
                                    ----------   ----------   ----------   ----------   ----------
Income before income taxes              47,259       19,045       29,818       30,024      126,146
Income taxes                            16,306        6,576       10,487       10,905       44,274
                                    ----------   ----------   ----------   ----------   ----------
Segment net income                  $   30,953     $ 12,469     $ 19,331   $   19,119   $   81,872
                                    ==========   ==========   ==========   ==========   ==========
Selected Financial Information
     Average assets                 $2,262,529   $1,585,213   $  857,942   $2,306,678   $7,012,362
     Depreciation and amortization  $    3,589   $      161   $    8,246   $    8,050   $   20,046

During 2002, noninterest income for Financial Services and Treasury & Other was affected by gains of sales of loans and securities gains, respectively. Noninterest expense for Financial Services was affected by impairment of mortgage servicing rights during 2002 and 2001. See discussion of these items in Management's Discussion and Analysis on pages 17 and 18.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by Management. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with respect to the adequacy of the allowance for loan losses; the effect of legal proceedings on Trustmark's financial condition, results of operations and liquidity; and market risk disclosures. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. Factors that could cause actual results to differ materially from current expectations by Management include, but are not limited to:

   o Legislative or regulatory changes, including changes in accounting standards;
   o    General economic conditions, either nationally or regionally;
   o Changes in interest rates, yield curves and interest rate spread relationships;
   o Deposit attrition, customer loss or revenue loss in the ordinary course of business;
   o    Increases in competitive pressure in the financial services industry;
   o    Changes in the rate of inflation;
   o    Changes in securities markets;
   o    Changes in technology;
   o    Changes in credit quality.

Forward-looking statements speak only as of the date they are made. Trustmark does not undertake any obligation to update any forward-looking statement to reflect subsequent circumstances or events.

FINANCIAL HIGHLIGHTS

Trustmark announced basic and diluted earnings per share of $0.49 for the third quarter of 2002, which represents an 8.9% increase compared to $0.45 for the third quarter of 2001. Net income for the third quarter totaled $30.1 million, resulting in a return on average assets of 1.75% and a return on average equity of 17.70%. For the nine months ended September 30, 2002, net income totaled $91.8 million, with a return on average assets of 1.80% and a return on average equity of 18.20%. At September 30, 2002, Trustmark reported total loans of $4.6 billion, total assets of $7.1 billion, total deposits of $4.8 billion and shareholders' equity of $692.6 million.

The decline in interest rates to the lowest levels in over 40 years has provided Trustmark both challenges and opportunities during 2002. The effect of continued reductions in long-term mortgage rates reduced the value of the mortgage servicing portfolio. During the third quarter, Trustmark recorded a non-cash charge of $6.6 million, or $0.11 per share, net of taxes, to recognize this reduction in value of the mortgage servicing portfolio. This non-cash charge against income may be reversed, in whole or in part, as refinancing slows or the expected life of the mortgage lengthens. Trustmark also recognized a non-cash mark-to-market charge on its interest rate hedging position of $1.9 million, net of taxes, or $0.03 per share. This non-cash charge against income may also be reversed, in whole or in part, if interest rates increase. The current interest rate environment also provided a number of opportunities. During the third quarter, Trustmark realized an after-tax net gain of $7.4 million, or $0.12 per share, resulting from gains on security transactions. This net gain on sale of securities is the result of recent significant price changes, which provided Trustmark an opportunity to restructure a portion of its investment portfolio and reduce exposure to volatile interest rates. The collective result of these nonrecurring items reduced Trustmark's net income by $1.1 million, or $0.02 per share in the third quarter.

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

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Tables on pages 14 and 15 show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown.

Net interest income-FTE for the three-month and nine-month periods ended September 30, 2002, increased $2.7 million, or 3.7%, and $27.0 million, or 13.4%, respectively, when compared with the same periods in 2001. The continuing decline in interest rates has impacted both assets and liabilities. While earning asset yields were affected, a greater impact was felt in the cost of interest-bearing liabilities, resulting in an overall positive impact to the NIM of 75 basis points, when comparing the first nine months of 2002 to the same period in 2001. Additionally, during the first nine months of 2002, Trustmark's use of interest rate caps and floors provided $1.3 million of additional interest income as the floor reached its strike price during a falling interest rate environment, compared to $396 thousand during the same period in 2001.

Average interest-earning assets for the first nine months of 2002 were $6.202 billion, compared with $6.457 billion in the same period for 2001, a decrease of $254.3 million, or 3.9%. While an overall decrease did occur, the change in mix of interest earning assets proved favorable as Trustmark effectively replaced lower yielding securities with loans with relatively higher yields, which has contributed to the increase in net interest income. This change in mix is illustrated by loans as a percent of total earning assets increasing to 72.6% at September 30, 2002, from 68.2% at September 30, 2001. The yield on average earning assets dropped from 7.71% in the first nine months of 2001 to 6.83% in the same period in 2002, a decrease of 88 basis points. The combination of a decrease in the earning asset base and declining yields resulted in a decrease in interest income-FTE during the first nine months of 2002 of $55.9 million, or 15.0%, when compared with the first nine months of 2001.

Average interest-bearing liabilities for the first nine months of 2002 totaled $5.026 billion, compared with $5.345 billion for the first nine months of 2001, a decrease of $319.0 million, or 6.0%. Average interest-bearing deposits increased while fed funds purchased, repurchase agreements and borrowings decreased. This change in mix proved beneficial in reducing interest expense through the growth of lower cost core deposits versus borrowings. The average rates on interest-bearing liabilities for the nine months ended September 30, 2002 and 2001, were 2.34% and 4.27%, respectively, a decrease of 193 basis points. As a result of these factors, total interest expense for the first three quarters of 2002 decreased $82.9 million, or 48.5%, when compared with the first three quarters of 2001.

Management has strategically reduced Trustmark's exposure to future increases in interest rates by restructuring the balance sheet and utilizing interest rate contracts. Balance sheet restructuring has occurred by reducing Trustmark's wholesale funding reliance with liquidity provided by maturing investments. Also, Trustmark was able to benefit during this falling interest rate environment by locking into liabilities at lower, long-term fixed rates.
Trustmark will continue to manage the overall risk exposure present during significant movements in interest rates and reduce the impact on net interest income. For additional discussion, see Market/Interest Rate Risk Management on page 23.

Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

                                                      For the Three Months Ended September 30,
                                           ---------------------------------------------------------------
                                                        2002                             2001
                                           ------------------------------   ------------------------------
                                            Average                Yield/    Average                Yield/
                                            Balance     Interest    Rate     Balance     Interest    Rate
                                           ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements             $   35,001   $    150    1.70%   $   22,114   $    108    1.94%
    Securities - taxable                    1,391,978     21,519    6.13%    1,866,497     29,979    6.37%
    Securities - nontaxable                   168,603      3,346    7.87%      191,658      3,804    7.87%
    Loans, net of unearned income           4,587,012     78,594    6.80%    4,357,251     88,040    8.02%
                                           ----------   --------            ----------   --------
    Total interest-earning assets           6,182,594    103,609    6.65%    6,437,520    121,931    7.51%
Cash and due from banks                       282,665                          263,284
Other assets                                  431,083                          388,791
Allowance for loan losses                     (75,993)                         (73,807)
                                           ----------                       ----------
        Total Assets                       $6,820,349                       $7,015,788
                                           ==========                       ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits              $3,519,645     19,634    2.21%   $3,360,334     31,106    3.67%
    Federal funds purchased and
        securities sold under
        repurchase agreements                 729,862      3,058    1.66%    1,055,348      8,624    3.24%
    Borrowings                                733,051      5,636    3.05%      893,891      9,600    4.26%
                                           ----------   --------            ----------   --------
        Total interest-bearing liabilities  4,982,558     28,328    2.26%    5,309,573     49,330    3.69%
                                                        --------                         --------
Noninterest-bearing demand deposits         1,089,755                          960,984
Other liabilities                              74,127                           85,830
Shareholders' equity                          673,909                          659,401
                                           ----------                       ----------
        Total Liabilities and
            Shareholders' Equity           $6,820,349                       $7,015,788
                                           ==========                       ==========

        Net Interest Margin                               75,281    4.83%                  72,601    4.47%

Less tax equivalent adjustment                             2,188                            2,474
                                                        --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                       $ 73,093                         $ 70,127
                                                        ========                         ========

Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

                                                       For the Nine Months Ended September 30,
                                           ---------------------------------------------------------------
                                                        2002                             2001
                                           ------------------------------   ------------------------------
                                            Average                Yield/    Average                Yield/
                                            Balance     Interest    Rate     Balance     Interest    Rate
                                           ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements             $   27,319   $    345    1.69%   $   27,762   $    843    4.06%
    Securities - taxable                    1,485,267     70,197    6.32%    1,979,210     97,154    6.56%
    Securities - nontaxable                   173,925     10,380    7.98%      181,283     10,846    8.00%
    Loans, net of unearned income           4,515,979    235,701    6.98%    4,268,559    263,634    8.26%
                                           ----------   --------            ----------   --------
    Total interest-earning assets           6,202,490    316,623    6.83%    6,456,814    372,477    7.71%
Cash and due from banks                       281,007                          256,877
Other assets                                  422,107                          369,931
Allowance for loan losses                     (75,580)                         (71,260)
                                           ----------                       ----------
        Total Assets                       $6,830,024                       $7,012,362
                                           ==========                       ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits              $3,525,957     61,432    2.33%   $3,327,971    100,560    4.04%
    Federal funds purchased and
        securities sold under
        repurchase agreements                 796,000      9,946    1.67%    1,156,396     36,963    4.27%
    Borrowings                                704,082     16,566    3.15%      860,721     33,280    5.17%
                                           ----------   --------            ----------   --------
        Total interest-bearing liabilities  5,026,039     87,944    2.34%    5,345,088    170,803    4.27%
                                                        --------                         --------
Noninterest-bearing demand deposits         1,063,149                          938,723
Other liabilities                              66,615                           76,393
Shareholders' equity                          674,221                          652,158
                                           ----------                       ----------
        Total Liabilities and
            Shareholders' Equity           $6,830,024                       $7,012,362
                                           ==========                       ==========

        Net Interest Margin                              228,679    4.93%                 201,674    4.18%

Less tax equivalent adjustment                             6,866                            7,455
                                                        --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                       $221,813                         $194,219
                                                        ========                         ========

Provision for Loan Losses
Trustmark's provision for loan losses totaled $3.0 million and $10.3 million, respectively, for the three-month and nine-month periods ended September 30, 2002, compared with $3.8 million and $8.6 million, respectively, for the same periods in 2001. The provision to average loans was 0.31% for the first nine months of 2002, compared with 0.27% for the same period in 2001. For the quarters ended September 30, 2002 and 2001, the provision to average loans was 0.26% and 0.35%, respectively. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. See further discussion of Loans beginning on page 21.

Noninterest Income
Noninterest income consists of revenues generated from a broad range of banking, risk management and investment products and services. For the nine months ended September 30, 2002, noninterest income totaled $104.6 million, increasing $7.3 million, or 7.5%, from the prior-year period. For the quarter ended September 30, 2002, noninterest income totaled $44.9 million, an increase of $10.7 million over the same period in 2001. Decreases recorded in the fair value of interest rate contracts were offset by security gains and increases in other account charges, fees and commissions. Noninterest income represented 25.2% of total gross revenues in the first nine months of 2002 versus 21.0% in the same period in 2001.

The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 6.1% in the first nine months of 2002 from the same period during 2001. In addition to increases in service charges for demand deposit accounts, $1.1 million of the $2.1 million increase is attributable to business combinations completed during 2001.

Other account charges, fees and commissions increased $4.1 million, or 13.3%, during the first nine months of 2002, when compared to the levels maintained for the prior year. Net insurance commissions increased $5.1 million, or 60.0%. This increase includes $3.5 million from the CSI merger as well as increases resulting from expanded product lines and distribution channels for commercial and retail insurance services. Bank card fees increased 14.1% in 2002, due to increases in debit card usage by individuals and businesses. These increases were offset by declines in products with market-driven fees, such as brokerage and cash management activities.

Mortgage servicing fees increased by $388 thousand, or 3.1%, when comparing the first nine months of 2002 to the same period in 2001. This growth continued the upward trend seen over the last three years. Reductions in interest rates have resulted in an increase in mortgages originated, refinanced and purchased, leading to growth in mortgages serviced. Trustmark serviced $4.3 billion in mortgage loans at September 30, 2002, up from $4.2 billion at September 30, 2001.

Trust service income increased $222 thousand in the first nine months of 2002, compared with the same period in 2001, as continued weakness in the capital markets slowed growth in this area. At September 30, 2002, Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $8.5 billion.

Gains on sales of loans totaled $6.1 million and $6.5 million for the nine months ended September 30, 2002 and 2001, respectively. Trustmark recorded gains of $1.1 million on the sale of $42 million of GNMA loans during the first nine months of 2002, which allowed Trustmark to eliminate costly servicing of delinquent loans. This is compared to a $3.9 million gain during the first quarter of 2001 from the sale of $191 million in mortgage loans with significant prepayment risk. Excluding the impacts of these nonrecurring transactions, gains on sales of loans from secondary marketing activity experienced volume-driven growth of $2.4 million during the first nine months of 2002, compared with the same period in 2001.

Securities gains for the nine months ended September 30, 2002 and 2001, were $12.5 million and $1.7 million, respectively, resulting in an increase of $10.8 million, or 625.4%. This increase is primarily from sales of $216.5 million in available-for-sale securities during the third quarter of 2002. These securities were sold as recent significant price increases provided the opportunity to restructure a portion of the portfolio to reduce price volatility in an extremely low interest rate cycle. In addition, securities sold had performed exceedingly well during a recent bond rally, but also had features that would have exposed Trustmark to excessive downside price risk during a period of rising interest rates. Management has always regarded the investment portfolio as an integral tool in the management of interest rate risk.

Other income during the first nine months of 2002 was a loss of $5.8 million compared with a gain of $4.1 million in the prior-year period. This variance is primarily due to valuation adjustments on Trustmark's interest rate caps and floors. This non-cash charge against income may be reversed, in whole or in part, if interest rates increase. Interest rate caps and floors are used to mitigate the risks of excessive rate moves which may be detrimental to Trustmark's earnings. Although the intent is to provide protection against large rate moves over a period of years, current fair value accounting must be used to carry derivative financial instruments, with changes in value recognized currently in earnings as other income. The fair value of these interest rate contracts was $683 thousand and $8.0 million at September 30, 2002 and 2001, respectively.

Noninterest Expense
Trustmark's noninterest expense increased $17.5 million, or 11.2%, in the first nine months of 2002 to $174.2 million, compared with $156.7 million in the first nine months of 2001. Included in this amount are $1.6 million from the CSI business combination and $4.3 million from business combinations completed during 2001. This increase in noninterest expense is also attributable to Trustmark's recognition of $8.8 million in impairment allowance for mortgage servicing rights in the first nine months of 2002 compared with $2.0 million for the prior-year period. Excluding these items, total noninterest expense increased $4.7 million, or 3.0%, during the first nine months of 2002 compared with the same period in 2001.

Noninterest expense was $68.5 million for the three months ended September 30, 2002, a 21.9% increase from the $56.2 million recognized in the third quarter of 2001. This change was primarily related to amortization and impairment of intangible assets in addition to the CSI business combination completed on June 28, 2002.

Control of expenses remains a management priority. Improvement in expense control is evidenced in Trustmark's efficiency ratio, which decreased to 50.79% during the first nine months of 2002 from 53.19% during the first nine months of 2001. The efficiency ratio is calculated by dividing total noninterest expense by tax-equivalent net interest income plus noninterest income, excluding specific nonrecurring items.

Salaries and employee benefits were $89.0 million and $82.0 million for the first nine months of 2002 and 2001, respectively, increasing 8.6%. Excluding business combinations, the increase was $3.7 million, or 4.6%. This change represents normal annual merit increases along with increases in medical benefit and pension costs.

When comparing the first nine months of 2002 with the same period in 2001, net occupancy-premises expense increased $229 thousand, while equipment expense decreased $327 thousand, both of which were minor changes.

Services and fees for the first three quarters of 2002 totaled $23.7 million, compared to $21.7 million for the same period a year ago. The increase of $2.0 million, or 9.2%, is attributable to expenditures for software services and communications as well as professional fees.

For the nine months ended September 30, 2002, amortization expense associated with intangible assets totaled $18.9 million, increasing $8.3 million from the same period in 2001. The current period included $8.8 million impairment of mortgage servicing rights compared with $2.0 million for the prior period. This non-cash charge against income may be reversed, in whole or in part, as refinancing slows or the expected life of the mortgage lengthens. Amortization of mortgage servicing rights increased by $2.1 million from increased volume, and customer-relationship intangibles, such as core deposit intangibles and insurance intangibles, increased from business combinations. These increases were partially offset by the $889 thousand reduction in goodwill amortization as the result of Trustmark's adoption of SFAS No. 142, which required Trustmark to discontinue amortization of goodwill, effective January 1, 2002.

Loan expense increased $355 thousand during the first nine months of 2002 from the same period in 2001, primarily from increased mortgage activity in a lower interest rate environment.

During the first nine months of 2002, other expense decreased $160 thousand from the same period in 2001, which was considered a minor change.

SHAREHOLDERS' EQUITY

As of September 30, 2002, Trustmark's shareholders' equity was $692.6 million, an increase of $7.2 million, or 1.0%, from its level at December 31, 2001. The increase from net income was partially offset by common shares repurchased and dividends paid. Trustmark continues to improve shareholder value by utilizing strategic capital management plans designed to improve earnings per share and return on equity while maintaining sufficient regulatory capital levels. As a result of these activities, Trustmark's return on average equity increased to 18.20% for the first nine months of 2002 from 16.78% for the first nine months of 2001, while basic earnings per share have risen from $1.26 to $1.47 for these same periods, an increase of 16.7%.

Common Stock Repurchase Program
On October 15, 2002, the Board of Directors of Trustmark authorized the newest plan to repurchase up to 5% of common stock, or approximately 3.1 million shares, subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 18.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 14.4 million shares at a cost of $299.0 million, including 2.1 million shares during 2002 at a cost of $52.1 million. The current remaining authorization is approximately 4.1 million shares.

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

Dividends
Another strategy designed to enhance shareholder value has been to maintain a consistent dividend payout ratio. Trustmark's dividend payout ratio was 30.6% for the first nine months of 2002, compared with 32.1% for the same period in 2001. Dividends for the first nine months of 2002 were $0.45 per share, an increase of 11.1% when compared with dividends of $0.405 per share for the prior-year period.

On October 15, 2002, the Board of Directors announced a 10.0% increase in its regular quarterly dividend to $0.165 per share from $0.15 per share. This action raises the indicated annual dividend rate to $0.66 per share from $0.60 per share.

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

Management believes that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements as of September 30, 2002. At September 30, 2002, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital Table
($ in thousands)

                                                               September 30, 2002
                                         --------------------------------------------------------------
                                                                                     Minimum Regulatory
                                           Actual Regulatory   Minimum Regulatory     Provision to be
                                                Capital         Capital Required     Well Capitalized
                                         ------------------    ------------------    ------------------
                                          Amount      Ratio     Amount      Ratio     Amount      Ratio
                                         --------    ------    --------    ------    --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                 $660,944    14.31%    $369,561     8.00%           -         -
   Trustmark National Bank                640,952    14.17%     361,753     8.00%    $452,191    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                 $602,980    13.05%    $184,780     4.00%           -         -
   Trustmark National Bank                584,240    12.92%     180,876     4.00%    $271,314     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                 $602,980     8.94%    $202,353     3.00%           -         -
   Trustmark National Bank                584,240     8.86%     197,932     3.00%    $329,887     5.00%

EARNING ASSETS

Earning assets are comprised of securities, loans, federal funds sold and securities purchased under resale agreements, which are the primary revenue streams for Trustmark. At September 30, 2002, earning assets were $6.357 billion, or 90.05% of total assets, compared with $6.515 billion, or 90.74% of total assets at December 31, 2001, a decrease of $158.3 million, or 2.4%. This decrease is part of Management's overall strategy to neutralize the effects of substantial interest rate changes on the balance sheet as well as the income statement during a volatile interest rate environment.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative, a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates, to support profitability and to offset risks incurred by business units. At September 30, 2002, Trustmark's securities portfolio totaled $1.554 billion, compared to $1.854 billion at December 31, 2001, a reduction of $299.1 million, or 16.1%.

During the third quarter of 2002, significant price changes in the portfolio enabled Trustmark to sell securities with a total market value of $216.5 million. This enabled Trustmark to restructure a portion of its investment portfolio by investing the proceeds in short duration mortgage related securities, which reduced exposure to volatile interest rates.

Available-for-sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At September 30, 2002, AFS securities totaled $940.1 million, which represented 60.5% of the securities portfolio, compared to $1.061 billion or 57.3% at December 31, 2001.

Held-to-maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both positively intends and has the ability to hold to maturity. At September 30, 2002, HTM securities totaled $614.4 million and represented 39.5% of the total portfolio, compared with $792.1 million or 42.7% at the end of 2001.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 80% of the portfolio in U.S. Treasury and U.S. Government agencies obligations. In order to avoid excessive yield volatility from unexpected prepayments, Trustmark's practice is to purchase investment securities at or near par value, which also reduces the risk of premium write-offs.

Loans
Loans represented 72.6% of earning assets at September 30, 2002, compared with 69.4% at year-end 2001. At September 30, 2002, loans totaled $4.614 billion, increasing $89.2 million, or 2.0%, from its level of $4.524 billion at December 31, 2001. This increase is primarily the result of Trustmark's home equity line of credit (HELOC) program, which was launched during the first quarter of 2002, as well as from increased mortgage activity during a period of low interest rates. The HELOC program continues to provide potential for future loan growth with minimal operational expense. Growth in HELOC's and mortgage lending was offset by declines in consumer and commercial lending, which reflected the impact of a slowing economy.

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at September 30, 2002 and December 31, 2001, are shown in the following table:

Nonperforming Assets
($ in thousands)
                                                  September 30,    December 31,
                                                      2002             2001
                                                  -------------    -------------
Nonaccrual and restructured loans                 $      30,998    $      36,901
Other real estate (ORE)                                   5,983            5,110
                                                  -------------    -------------
     Total nonperforming assets                   $      36,981    $      42,011
                                                  =============    =============

Accruing loans past due 90 days or more           $       3,145    $       2,740
                                                  =============    =============

Nonperforming assets/total loans and ORE                  0.80%            0.93%
                                                  =============    =============

Total nonperforming assets decreased $5.0 million during the first nine months of 2002. A significant improvement has been seen in nonperforming loans, where Management has made an intensified effort to return these assets to a performing status. The improvement in nonperforming loans is also evident in the coverage by the allowance for loan losses, which remains strong at 243.7%.

At September 30, 2002 and December 31, 2001, the allowance for loan losses maintained a level at $75.5 million, representing 1.64% and 1.67%, respectively, of total loans outstanding. The allowance for loan losses is maintained at a level that Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The analysis for loan losses considers any identified impairment and estimates determined by applying specific allowance factors to the commercial and consumer loan portfolios.

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

Net charge-offs were $10.3 million, or 0.31% of average loans, for the nine months ended September 30, 2002, compared with $10.6 million, or 0.33% of average loans, for the same period in 2001. Net charge-offs were $3.4 million, or 0.29% of average loans, for the third quarter of 2002, comparing favorably with $5.2 million, or 0.47% of average loans, for the same period in 2001.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $189.1 million at September 30, 2002, an increase of $51.5 million, when compared with year-end 2001. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $4.822 billion at September 30, 2002, compared with $4.613 billion at December 31, 2001, an increase of $208.8 million, or 4.5%. This growth was fueled by increased demand for the safety and liquidity of deposit products during a period of volatile market conditions. Interest-bearing deposits increased $139.2 million, or 4.0%, during the first nine months of 2002. For this same period, noninterest-bearing deposits increased $69.7 million, or 6.0%. Trustmark's deposit mix remains favorable with noninterest-bearing deposits representing 25.7% of total deposits. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.154 billion at September 30, 2002, a decrease of $442.4 million, compared with $1.596 billion at year-end 2001. Trustmark has used the liquidity created by maturing securities as well as increased core deposits to reduce reliance on wholesale funding.

Long-term FHLB advances totaled $325 million at September 30, 2002, an increase of $100 million from December 31, 2001. These are primarily fixed rate, long-term FHLB advances maturing from 2003 until 2006. Trustmark's use of these advances is significant in that it reduces the volatility of Trustmark's wholesale funding base by using long-term fixed rate products.

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

Market/Interest Rate Risk Management
The primary purpose in managing interest rate risk is to effectively invest capital and preserve the value created by the core banking business. This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize net interest income performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

Management has continued its concerted effort to decrease interest rate sensitivity through changes to the balance sheet mix and risk characteristics of assets and liabilities as well as through purchases of interest rate hedging instruments. Asset sensitivity has been reduced in commercial lending by increasing holdings of floating rate loans. Also, both the overall size of the securities portfolio and the maturity structure of securities have been lowered. Liability sensitivity has been reduced with growth in core deposits, declines in short-term wholesale funding and in the use of longer term borrowings. Trustmark continues utilizing hedging activities to lessen the adverse effects of large swings in interest rates, adding $300 million in notional amounts of long-term interest rate caps in third quarter 2001 and second quarter 2002. As a result of these changes, Trustmark has improved its interest rate sensitivity position while experiencing a lower growth in net interest income. During the third quarter 2002, the balance sheet shifted to an asset sensitive position, and it is estimated that net interest income may increase in a one-year, shocked, up 200 basis point rate shift scenario, assuming no balance sheet growth. This represents a substantial decline in rate sensitivity at September 30, 2002, when compared to September 30, 2001. Management will continue to monitor the balance sheet to manage risk.

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

A static gap analysis is a tool used mainly for interest rate risk measurement, which highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities, are utilized for sensitivity static gap analysis. Three-month gap analysis projected at September 30, 2002, reflected an asset gap of $325 million, a dramatic shift from a liability gap of $812 million at September 30, 2001. One-year gap analysis projected at September 30, 2002, reflected an asset gap of $674 million, an improvement from a liability gap of $488 million at September 30, 2001. This new static gap analysis indicates that Trustmark is better positioned for the possibility of a rising interest rate environment.

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

Trustmark continued a risk controlling strategy that utilizes caps and floors, which will be further implemented over time. During the second quarter of 2002, Trustmark sold its 5-year floor contract and purchased an additional 5-year cap contract with a notional amount of $100 million. As of September 30, 2002, Trustmark had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

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

RECENT PRONOUNCEMENTS

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." As of October 1, 2002, this statement requires financial services companies to subject all of their goodwill to annual impairment tests instead of amortizing any goodwill previously subject to SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This statement applies to all new and past financial institution acquisitions, including "branch acquisitions" that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the SFAS No. 147 will now be governed by the requirements of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Additionally, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets in its scope. As of October 1, 2002, these intangibles must be evaluated for impairment just like other long-lived assets. The impact of this statement on Trustmark's consolidated financial position and results of operations is not expected to be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included on pages 23 through 24 of Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

For the period ending September 30, 2002, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Exchange Act) , under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the principal finance officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that, as of September 30, 2002, Trustmark's disclosure controls and procedures were adequate to ensure that information required to be disclosed by Trustmark in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended September 30, 2002, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

       The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.     Reports on Form 8-K

       There were no reports on Form 8-K filed during the third quarter of 2002.

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

                              TRUSTMARK CORPORATION


BY:     /s/ Richard G. Hickson                    BY:     /s/ Zach L. Wasson
        ----------------------                            ------------------
        Richard G. Hickson                                Zach L. Wasson
        Chairman of the Board, President                  Treasurer (Principal
        & Chief Executive Officer                         Financial Officer)

DATE:   November 13, 2002                         DATE:   November 13, 2002

                                  EXHIBIT INDEX


99.1    Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.

99.2 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3    Certification by Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

99.4 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.