Form 10-K
period 2002-12-31
TRUSTMARK CORP
filed 2003-03-21
CIK 36146

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002
        or
(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        Commission file number 0-3683

                              TRUSTMARK CORPORATION

             (Exact name of Registrant as specified in its charter)

                 MISSISSIPPI                                    64-0471500
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                    Identification Number)

248 East Capitol Street, Jackson, Mississippi                     39201
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (601)208-5111

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

Based on the closing sales price of January 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,180,861,022.

As of February 21, 2003, there were issued and outstanding 59,814,619 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Registrant's 2002 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated March 14, 2003 (Part III).

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

PART III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                Related Shareholder Matters
Item 13.   Certain Relationships and Related Transactions

PART IV
Item 14.   Controls and Procedures
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate, institutional and individual customers predominantly within the states of Mississippi and Tennessee.

Trustmark National Bank (TNB), Trustmark's wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Chartered by the State of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through its three wholly-owned subsidiaries, Trustmark Financial Services, Inc. (TFSI), Trustmark Investment Advisors, Inc. (TIA) and The Bottrell Insurance Agency, Inc. (Bottrell).

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of December 31, 2002, Trustmark and its subsidiaries employed 2,443 full-time equivalent employees.

Trustmark engages in business through its four reportable segments: Retail Banking, Commercial Banking, Financial Services and Treasury & Other. The Retail Banking division provides banking services to individuals and small business customers. The Commercial Banking division services corporate and middle-market clients. Financial Services offers a full range of services to meet specialized financial needs of both individuals and corporate clients. Treasury & Other consists of internal operations, such as asset/liability management activities including the investment portfolio and the related gains/losses on sales of securities, as well as credit risk management, bank operations, human resources, marketing and the controller's department.

Retail Banking

Retail Banking provides a full range of financial products and services to individuals and small business customers through Trustmark's 138 offices in Mississippi and Tennessee. During 2002, Trustmark continued to evaluate its major retail markets in an effort to effectively position its branch network within each market. During the year, four offices were renovated, eight offices were closed and two new offices were opened.

During 2002, Trustmark continued to apply technology, innovation and expense control to improve productivity and assist in managing profitability and customer relationships. One primary example of the integration of these factors was the Credit Process Redesign initiative used to evaluate and improve the consumer and business credit processes. The goal of this process was to create an environment that fosters greater customer satisfaction, generates loan growth and improves efficiency while maintaining solid credit quality. This process, facilitated by a nationally recognized management consulting firm, should streamline workflow, eliminate processing delays and result in timely loan decisions for Trustmark's customers.

Significant efforts were also devoted to developing a check image archive. This archive, scheduled to be deployed during the second quarter of 2003, will improve research efficiency and increase customer satisfaction. It will also position Trustmark to provide additional revenue-generating services for consumer and commercial relationships.

Customers may access automated teller machines (ATM) through Trustmark's network of 179 ATMs in 155 locations in Mississippi and Tennessee, in addition to worldwide access through other ATM networks such as Plus, Pulse and Cirrus. TrustTouch services allow customers to access detailed account information, via a toll free number 24 hours a day, and TrustTouchpc services offer customers the flexibility to access account information as well as the ability to process transactions 24 hours a day via computer. TrustTouchWeb allows customers to access their bank accounts from any Internet-equipped computer. TrustTouchWeb gives instant access to secured account information around-the-clock and provides the ability to pay bills electronically and transfer funds between accounts. TrustNetWeb, our Internet banking product for small to mid-sized businesses, provides the same convenience and flexibility as TrustTouchWeb with additional features tailored specifically for businesses.

Trustmark provides Retail Banking customers with various personal loan products and small business loans. Trustmark also lends to moderate and lower income homeowners through Community Reinvestment Act programs such as the Downpayment Assistance Program and Farmers Home Multi-Family Home Program.

Trustmark continues to serve small businesses through the Business Banking group, which provides banking, investment and insurance solutions to businesses with annual sales of up to $3 million. The Bank at Work program serves as an alternative delivery channel that provides banking services on-site to businesses employing over 100 people.

Commercial Banking

Commercial Banking provides various financial products and services to corporate and middle-market clients through TNB's Commercial Lending, Commercial Real Estate, Indirect Lending and Private Banking groups. Business Advantage is designed to give businesses a total package of business savings, financial management and convenient services in one comprehensive package, when combined with a regular commercial or small business checking account. To better meet the unique credit needs of larger businesses, the Commercial Lending group has created relationship managers to work primarily with local middle-market firms, specialized industries, as well as large regional and national firms. Trustmark continues to be active in automobile financing directly through long-established relationships with automobile dealers.

Financial Services

Financial Services includes trust and fiduciary services, brokerage services, insurance services, as well as credit card and mortgage services. With $6.6 billion in assets under administration, Trustmark offers a full line of asset management and custodial services through its Personal Trust, Employee Benefit and Corporate Trust groups. The Wealth Management Group provides customized solutions for affluent customers by integrating investment management, estate planning, insurance products and private banking.

Trustmark's Correspondent Banking Department maintains relationships with independent banks across the state, providing competitively priced cash management, financing and clearing services. Trustmark's public services bankers offer cash management products, loans and investment services tailored for the needs of public entities such as state agencies, municipal governments and school districts.

Included in Financial Services is Trustmark's proprietary mutual fund family, The Performance Funds. The six mutual funds are designed and managed by Trustmark Investment Advisors' investment professionals and are offered throughout the financial services division, including Trustmark Financial Services, Inc., TNB's full service brokerage subsidiary.

Through Bottrell, TNB's insurance subsidiary, Trustmark provides a full range of commercial insurance products as well as personal life, health, property and casualty insurance. During 2002, Bottrell was able expand its products to include school, medical malpractice and mid-market business insurance through the acquisition of Chandler-Sampson Insurance, Inc.

Treasury & Other

Treasury & Other consists of internal operations, such as asset/liability management activities including TNB's investment portfolio and the related gains/losses on sales of securities, as well as credit risk management, bank operations, human resources, marketing and the controller's department.

Additional information on Trustmark's segments can be found in Note 18, "Segment Information," (pages 39-41) included in Trustmark's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Available Information

Trustmark's internet address is www.trustmark.com. Trustmark makes available through this address, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or (15)d of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the Securities and Exchange Commission (SEC).

Business Combinations

In June 2002, The Bottrell Insurance Agency, Inc., a wholly-owned subsidiary of TNB, acquired Chandler-Sampson Insurance, Inc. (CSI) located in Jackson, Mississippi. CSI was a regional leader in school, medical malpractice and mid-market business insurance and had total assets of approximately $2 million. This business combination, which was not material to Trustmark, was accounted for under the purchase method of accounting.

Forward-looking Statements

Certain statements contained in Trustmark's Management's Discussion and Analysis of Financial Condition and Results of Operations are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions are intended to identify these forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. These risks could cause actual results to differ materially from current expectations of Management and include the following:

   o The level of nonperforming assets, charge-offs and provision expense can be affected by local, state and national economic and market conditions as well as Management's judgments regarding collectability of loans.
   o Material changes in market interest rates can materially affect many aspects of Trustmark's financial condition and results of operations. Trustmark is exposed to the potential of losses arising from adverse changes in market interest rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments. Factors that may affect the market interest rates include local, regional and national economic conditions; utilization and effectiveness of market interest rate contracts; and the availability of wholesale and retail funding sources to Trustmark. Many of these factors are outside Trustmark's control.
   o     Increases  in  prepayment  speeds of mortgage  loans  resulting  from a declining interest rate environment will have an impact on the fair value of the mortgage servicing portfolio which can materially affect Trustmark's results of operations.
   o The costs and effects of litigation and of unexpected or adverse outcomes in such litigation can materially affect Trustmark's results of operations.
   o Competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, among other means, could have an effect on Trustmark's operations in our existing markets.
   o Trustmark is subject to regulation by federal banking agencies and authorities and the Securities and Exchange Commission. Changes in existing regulations or the adoption of new regulations could make it more costly for Trustmark to do business or could force changes in the manner Trustmark does business, which could have an impact on Trustmark's financial condition or results of operations.

Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. These statements are representative only as of the date hereof, and Trustmark does not assume any obligation to update these forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

General

Trustmark is a registered bank holding company under the Bank Holding Company Act (BHC) of 1956, as amended. As such, Trustmark and its nonbank subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve Board. In addition, as part of Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to subsidiary banks and to maintain resources adequate to support each subsidiary bank. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:
(i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank;
(ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Trustmark may now acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Bank Branching Act also generally provided that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states.

In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking. Trustmark is also subject to regulation by the State of Mississippi under its general business corporation laws. In addition to the impact of regulation, Trustmark and its subsidiaries may be affected by legislation which can change banking statutes in substantial and unexpected ways, and by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

TNB is a national banking association and, as such, is subject to regulation by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board. Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services. Somerville is a state-chartered commercial bank, subject to regulation primarily by the FDIC and secondarily by the Tennessee Department of Financial Institutions.

TNB's nonbanking subsidiaries are subject to a variety of state and federal laws. TFSI, TNB's full service brokerage subsidiary, is subject to supervision and regulation by the SEC, the National Association of Securities Dealers, Inc., state securities regulators and the various exchanges through which it conducts business. TIA, a registered investment advisor, is subject to supervision and regulation by the SEC and the state of Mississippi. Bottrell is subject to the insurance laws and regulations of the states in which it is active. The Federal Reserve Board supervises Trustmark's nonbanking subsidiaries.

Trustmark is also under the jurisdiction of the SEC for matters relating to the offering and sale of its securities. Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (Act) was signed into law on November 12, 1999. As a result of the Act, banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers have been able to commence new activities and develop new affiliations much more readily. The primary provisions of the Act related to the establishment of financial holding companies and financial subsidiaries became effective on March 11, 2000. The Act authorizes national banks to own or control a "financial subsidiary" that engages in activities that are not permissible for national banks to engage in directly. The Act contains a number of provisions dealing with insurance activities by bank subsidiaries. Generally, the Act affirms the role of the states in regulating insurance activities, including the insurance activities of financial subsidiaries of banks, but the Act also preempts certain state laws. As a result of the Act, in 2001 TNB elected for Bottrell to become a financial subsidiary. This enables TNB to engage in insurance agency activities, through its financial subsidiary Bottrell, at any location.

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

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively. At December 31, 2002, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 12.74% and 13.99% of its total risk-weighted assets, respectively. At December 31, 2002, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 12.61% and 13.86% of its total risk-weighted assets, respectively.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating. At December 31, 2002, the leverage ratios for Trustmark and TNB were 8.72% and 8.64%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 2002, the most recent notification from the OCC categorized TNB as well capitalized based on the ratios and guidelines described above.

Payment of Dividends and Other Restrictions

There are various legal and regulatory provisions which limit the amount of dividends TNB can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years. During the fourth quarter of 2002, TNB applied for and received approval from its regulators to pay an additional $100.0 million in dividends to continue the capital management plan, as discussed in Note 14, "Shareholders' Equity," included in Trustmark's 2002 Annual Report to Shareholders. TNB will have available in 2003 approximately $33.7 million plus its net income for that year to pay as dividends. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the FDIC and, accordingly, are subject to deposit insurance assessments. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each institution's insurance assessment rate is then determined by the risk category in which it is classified. At December 31, 2002, TNB's annual BIF and SAIF assessment rates and Somerville's BIF rate were $0.0168 per $100 of insured deposits.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 58
    Trustmark Corporation
       Chairman, President and Chief Executive Officer since April 2002 President and Chief Executive Officer from May 1997 to April 2002
    Trustmark National Bank
       Chairman and Chief Executive Officer since April 2002
       Vice Chairman and Chief Executive Officer from May 1997 to April 2002

Harry M. Walker, 52
    Trustmark Corporation
       Secretary from September 1995 to April 2002
    Trustmark National Bank
       President and  Chief  Operating  Officer - Commercial  Services  Division
         since September 2002
       President - Commercial Bank from May 2002 to September 2002
       President - General Bank from September 1999 to May 2002
       President and Chief Operating Officer from March 1992 to September 1999

Gerard R. Host, 48
    Trustmark Corporation
       Treasurer from September 1995 to April 2002
    Trustmark National Bank
       President and Chief Operating Officer - Consumer  Services Division since
          September 2002
       President - Financial Services Bank from September 1999 to September 2002 Executive Vice President and Chief Financial Officer from November 1995 to September 1999

Zach L. Wasson, Jr., 49
    Trustmark Corporation
       Treasurer since April 2002
    Trustmark National Bank
       Executive Vice President and Chief Financial Officer since September 1999 Senior Vice President and Chief Investment Officer from November 1995 to
          September 1999

T. Harris Collier III, 54
    Trustmark Corporation
       Secretary since April 2002
    Trustmark National Bank
       General Counsel since January 1990

Louis E. Greer, 48
    Trustmark Corporation
       Chief Accounting Officer since January 2003
    Trustmark National Bank
       Senior Vice President and Controller since September 1998
       Vice President and Controller from July 1987 to September 1998

William O. Rainey, 63
    Trustmark National Bank
       Executive Vice President and Chief Banking Officer since November 1991

James S. Lenoir, 60
    Trustmark National Bank
       Executive Vice President and Chief Risk Officer since March 1999 Deposit Guaranty Corp. and Deposit Guaranty National Bank
       Executive Vice President and Chief Credit Officer from February 1983 to
          April 1998

James M. Outlaw, Jr., 49
     Trustmark National Bank
        Executive Vice President and Chief Information Officer since September
           1999
        Senior Vice President and Operations Manager from February 1996 to
           September 1999

STATISTICAL DISCLOSURES

The  consolidated   statistical   disclosures  for  Trustmark   Corporation  and
subsidiaries are contained in the following Tables 1 through 13.

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                  Years Ended December 31,
                                                  ----------------------------------------------------------
                                                              2002                          2001
                                                  ----------------------------  ----------------------------
                                                   Average              Yield/   Average              Yield/
                                                   Balance    Interest   Rate    Balance    Interest   Rate
                                                  ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under reverse repurchase agreements           $   26,264  $    424   1.61%  $   24,629  $    921   3.74%
  Securities available for sale:
    Taxable (includes trading)                       885,081    50,426   5.70%   1,078,588    68,174   6.32%
    Nontaxable                                        81,883     6,522   7.96%      91,750     7,289   7.94%
  Securities held to maturity:
    Taxable                                          588,193    39,136   6.65%     835,946    55,797   6.67%
    Nontaxable                                        89,698     7,120   7.94%      90,867     7,269   8.00%
  Loans, net of unearned income                    4,544,611   311,376   6.85%   4,302,485   346,571   8.06%
                                                  ----------  --------          ----------  --------
    Total interest-earning assets                  6,215,730   415,004   6.68%   6,424,265   486,021   7.57%
Cash and due from banks                              280,543                       258,776
Other assets                                         421,037                       376,469
Allowance for loan losses                            (75,518)                      (71,650)
                                                  ----------                    ----------
     Total Assets                                 $6,841,792                    $6,987,860
                                                  ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                 $ 957,410  $ 11,991   1.25%  $  795,890  $ 19,864   2.50%
  Savings deposits                                   735,885     4,840   0.66%     637,973     7,759   1.22%
  Time deposits                                    1,819,130    62,228   3.42%   1,895,677    98,733   5.21%
  Federal funds purchased and securities
    sold under repurchase agreements                 788,618    12,652   1.60%   1,117,059    42,390   3.79%
  Short-term borrowings                              384,481     8,206   2.13%     495,607    22,167   4.47%
  Long-term FHLB advances                            327,054    13,849   4.23%     351,301    18,329   5.22%
                                                  ----------  --------          ----------  --------
     Total interest-bearing liabilities            5,012,578   113,766   2.27%   5,293,507   209,242   3.95%
                                                  ----------                    ----------
Noninterest-bearing demand deposits                1,086,487                       966,437
Other liabilities                                     66,996                        72,478
Shareholders' equity                                 675,731                       655,438
                                                  ----------                    ----------
     Total Liabilities and Shareholders' Equity   $6,841,792                    $6,987,860
                                                  ==========                    ==========

     Net Interest Margin                                       301,238   4.85%               276,779   4.31%

Less tax equivalent adjustments:
  Investments                                                    4,775                         5,095
  Loans                                                          4,277                         4,780
                                                              --------                      --------
     Net Interest Margin per Annual Report                    $292,186                      $266,904
                                                              ========                      ========

                                                     Year Ended December 31,
                                                  ----------------------------
                                                              2000
                                                  ----------------------------
                                                   Average              Yield/
                                                   Balance    Interest   Rate
                                                  ----------  --------  ------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under reverse repurchase agreements           $   32,496  $  2,155   6.63%
  Securities available for sale:
    Taxable (includes trading)                     1,060,986    71,876   6.77%
    Nontaxable                                        68,754     5,765   8.38%
  Securities held to maturity:
    Taxable                                          938,793    61,866   6.59%
    Nontaxable                                        77,015     6,086   7.90%
  Loans, net of unearned income                    4,079,870   348,997   8.55%
                                                  ----------  --------
    Total interest-earning assets                  6,257,914   496,745   7.94%
Cash and due from banks                              268,544
Other assets                                         320,329
Allowance for loan losses                            (65,758)
                                                  ----------
     Total Assets                                 $6,781,029
                                                  ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                $  661,889  $ 23,641   3.57%
  Savings deposits                                   640,557    11,189   1.75%
  Time deposits                                    1,745,591    91,499   5.24%
  Federal funds purchased and securities
    sold under repurchase agreements               1,212,016    68,618   5.66%
  Short-term borrowings                              878,275    56,837   6.47%
  Long-term FHLB advances                             51,230     3,412   6.66%
                                                  ----------  --------
     Total interest-bearing liabilities            5,189,558   255,196   4.92%
                                                  ----------
Noninterest-bearing demand deposits                  880,020
Other liabilities                                     62,429
Shareholders' equity                                 649,022
                                                  ----------
     Total Liabilities and Shareholders' Equity   $6,781,029
                                                  ==========

     Net Interest Margin                                       241,549   3.86%

Less tax equivalent adjustments:
  Investments                                                    4,148
  Loans                                                          4,421
                                                              --------
     Net Interest Margin per Annual Report                    $232,980
                                                              ========

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands).

                                              2002 Compared to 2001            2001 Compared to 2000
                                           Increase (Decrease) Due To:      Increase (Decrease) Due To:
                                          -----------------------------    -----------------------------
                                                      Yield/                           Yield/
                                          Volume       Rate       Net      Volume       Rate       Net
                                          -------    -------    -------    -------    -------    -------
Interest earned on:
  Federal funds sold and securities
    purchased under reverse repurchase
    agreements                            $    58    $  (555)   $  (497)   $  (441)   $  (793)   $(1,234)
  Securities available for sale:
        Taxable (includes trading)        (11,474)    (6,274)   (17,748)     1,168     (4,870)    (3,702)
        Nontaxable                           (785)        18       (767)     1,841       (317)     1,524
  Securities held to maturity:
        Taxable                           (16,494)      (167)   (16,661)    (6,816)       747     (6,069)
        Nontaxable                            (94)       (55)      (149)     1,105         78      1,183
  Loans, net of unearned income            18,792    (53,987)   (35,195)    18,318    (20,744)    (2,426)
                                          -------    -------    -------    -------    -------    -------
      Total interest-earning assets        (9,997)   (61,020)   (71,017)    15,175    (25,899)   (10,724)

Interest paid on:
  Interest-bearing demand deposits          3,472    (11,345)    (7,873)     4,188     (7,965)    (3,777)
  Savings deposits                          1,059     (3,978)    (2,919)       (45)    (3,385)    (3,430)
  Time deposits                            (3,839)   (32,666)   (36,505)     7,765       (531)     7,234
  Federal funds purchased and securities
    sold under repurchase agreements      (10,029)   (19,709)   (29,738)    (5,028)   (21,200)   (26,228)
  Short-term borrowings                    (4,186)    (9,775)   (13,961)   (20,281)   (14,389)   (34,670)
  Long-term FHLB advances                  (1,196)    (3,284)    (4,480)    15,809       (892)    14,917
                                          -------    -------    -------    -------    -------    -------
      Total interest-bearing liabilities  (14,719)   (80,757)   (95,476)     2,408    (48,362)   (45,954)
                                          -------    -------    -------    -------    -------    -------
      Change in net interest income on
          a tax equivalent basis          $ 4,722    $19,737    $24,459    $12,767    $22,463    $35,230
                                          =======    =======    =======    =======    =======    =======

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 2002, 2001 and 2000. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES PURCHASED UNDER REVERSE REPURCHASE AGREEMENTS

The table below presents certain information concerning Trustmark's securities purchased under reverse repurchase agreements for each of the last three years ($ in thousands):
                                                     2002       2001       2000
                                                   --------   --------   -------
Securities purchased under reverse
  repurchase agreements:
    Maximum amount outstanding at any month
       end during each period                      $125,000   $125,000   $27,639
    Average amount outstanding at end of period       4,887      5,543    11,305


The  securities   underlying  the  reverse  repurchase   agreements  were  under
Trustmark's control during the periods presented.

TABLE 4 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                             December 31,
                                                 ------------------------------------
                                                    2002         2001         2000
                                                 ----------   ----------   ----------
Securities available for sale
U.S. Treasury and U.S. Government agencies       $  182,219   $  275,250   $  398,930
Obligations of states and political subdivisions     71,544       94,271       65,529
Mortgage-backed securities                          937,753      616,044      596,884
                                                 ----------   ----------   ----------
    Total debt securities                         1,191,516      985,565    1,061,343
Other securities including equity                    48,299       46,946       41,642
                                                 ----------   ----------   ----------
    Total securities available for sale          $1,239,815   $1,032,511   $1,102,985
                                                 ==========   ==========   ==========

Securities held to maturity
Obligations of states and political subdivisions $  153,707   $  184,368   $  229,684
Mortgage-backed securities                          395,390      607,584      775,671
Other securities                                        100          100          100
                                                 ----------   ----------   ----------
    Total securities held to maturity            $  549,197   $  792,052   $1,005,455
                                                 ==========   ==========   ==========

TABLE 5 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2002, and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                           Maturing
                                        ------------------------------------------------------------------------------
                                                           After One,           After Five,
                                         Within            But Within           But Within             After
                                        One Year   Yield   Five Years   Yield   Ten Years    Yield   Ten Years   Yield     Total
                                        --------   -----   ----------   -----   ----------   -----   ---------   -----   ----------
Securities available for sale
U.S. Treasury and U.S.
  Government agencies                   $ 28,126   6.76%   $  116,974   4.10%   $   37,119   3.24%   $       -      -    $  182,219
Obligations of states and
  political subdivisions                   6,035   7.11%       36,846   7.54%       26,652   8.39%       2,011   7.00%       71,544
Mortgage-backed securities                 1,465   6.96%          245   7.81%      130,245   2.83%     805,798   3.16%      937,753
                                        --------           ----------           ----------           ---------           ----------
    Total debt securities               $ 35,626   6.83%   $  154,065   4.93%   $  194,016   3.67%   $ 807,809   3.17%    1,191,516
                                        ========           ==========           ==========           =========
Other securities including equity                                                                                            48,299
                                                                                                                         ----------
    Total securities available for sale                                                                                  $1,239,815
                                                                                                                         ==========
Securities held to maturity
Obligations of states and
  political subdivisions                $ 12,185   6.57%   $   38,583   6.91%   $   55,873   7.22%   $  47,066   8.14%   $  153,707
Mortgage-backed securities                     -      -        17,430   6.49%       52,468   6.84%     325,492   7.05%      395,390
Other securities                               -      -           100   7.50%            -      -            -      -           100
                                        --------           ----------           ----------           ---------           ----------
    Total securities held to maturity   $ 12,185   6.57%   $   56,113   6.78%   $  108,341   7.04%   $ 372,558   7.19%   $  549,197
                                        ========           ==========           ==========           =========           ==========

Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 1.99 years.

As of December 31, 2002, Trustmark did not hold any securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity.

TABLE 6 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio at the end of each of the last five years ($ in thousands):

                                                                             December 31,
                                                  ------------------------------------------------------------------
                                                     2002          2001          2000          1999          1998
                                                  ----------    ----------    ----------    ----------    ----------
Real estate loans:
  Construction and land development               $  286,500    $  401,744    $  309,532    $  297,231    $  251,654
  Secured by 1-4 family residential properties     1,530,284     1,385,490     1,250,767     1,175,775     1,106,735
  Secured by nonfarm, nonresidential properties      811,289       703,674       602,920       555,255       508,194
  Other real estate loans                            112,923       103,305        86,046        78,090        72,445
Loans to finance agricultural production              37,452        33,509        38,369        35,412        39,682
Commercial and industrial                            776,510       788,982       819,948       824,017       721,483
Loans to individuals for personal expenditures       828,535       876,582       809,808       841,059       773,578
Obligations of states and political subdivisions     162,644       166,342       164,059       151,759       141,152
Loans for purchasing or carrying securities            4,849        10,691        11,127        16,160        24,854
Other loans                                           66,380        54,047        51,357        40,177        62,541
                                                  ----------    ----------    ----------    ----------    ----------
     Loans, net of unearned income                $4,617,366    $4,524,366    $4,143,933    $4,014,935    $3,702,318
                                                  ==========    ==========    ==========    ==========    ==========

TABLE 7 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2002, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                               Maturing
                                                  ----------------------------------
                                                                One Year
                                                    Within       Through     After
                                                   One Year       Five        Five
                                                    or Less       Years      Years        Total
                                                  ----------    --------    --------    ----------
Construction and land development                 $  216,594    $ 50,301    $ 19,605    $  286,500
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                        384,904     384,807     154,501       924,212
Commercial and industrial                            489,965     256,095      30,450       776,510
Other loans (excluding loans to individuals)         124,256      40,666     106,403       271,325
                                                  ----------    --------    --------    ----------
       Total                                      $1,215,719    $731,869    $310,959    $2,258,547
                                                  ==========    ========    ========    ==========

The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                      Maturing
                                                                --------------------
                                                                One Year
                                                                 Through     After
                                                                  Five       Five
                                                                  Years      Years        Total
                                                                --------    --------    ----------
Above loans due after one year which have:
  Predetermined interest rates                                  $642,488    $240,284    $  882,772
  Floating interest rates                                         89,381      70,675       160,056
                                                                --------    --------    ----------
        Total                                                   $731,869    $310,959    $1,042,828
                                                                ========    ========    ==========

TABLE 8 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                                   December 31,
                                                ---------------------------------------------------
                                                  2002       2001       2000       1999       1998
                                                -------    -------    -------    -------    -------
Loans accounted for on a nonaccrual basis       $31,642    $36,901    $15,958    $16,671    $13,253
Other real estate  (ORE)                          6,298      5,110      2,280      1,987      1,859
                                                -------    -------    -------    -------    -------
    Total nonperforming assets                  $37,940    $42,011    $18,238    $18,658    $15,112
                                                =======    =======    =======    =======    =======
Accruing loans past due 90 days or more         $ 2,946    $ 2,740    $ 2,494    $ 2,043    $ 2,431
                                                =======    =======    =======    =======    =======
Nonperforming assets/total loans and ORE          0.82%      0.93%      0.44%      0.46%      0.41%
                                                =======    =======    =======    =======    =======

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

As of December 31, 2002, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 6.

Explanation of the changes in 2002 can be found in the table captioned "Nonperforming Assets" and the related discussion (page 56) included in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

TABLE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

                                                                   Years Ended December 31,
                                                      ---------------------------------------------------
                                                        2002       2001       2000       1999       1998
                                                      -------    -------    -------    -------    -------
Balance at beginning of period                        $75,534    $65,850    $65,850    $66,150    $64,100
Loans charged off:
  Real estate loans                                    (4,004)    (4,609)    (2,176)    (1,953)    (1,121)
  Loans to finance agricultural production                (84)      (288)      (107)      (243)       (73)
  Commercial and industrial                            (6,224)    (4,317)    (3,228)    (3,242)    (2,561)
  Loans to individuals for personal expenditures      (11,207)   (10,982)    (9,470)    (7,863)    (6,698)
  All other loans                                      (2,516)    (2,502)    (2,417)    (1,685)    (1,819)
                                                      -------    -------    -------    -------    -------
    Total charge-offs                                 (24,035)   (22,698)   (17,398)   (14,986)   (12,272)
Recoveries on loans previously charged off:
  Real estate loans                                        64          6        145        156         72
  Loans to finance agricultural production                  -          -          -          -          2
  Commercial and industrial                             1,689        721      1,177        791      1,181
  Loans to individuals for personal expenditures        5,156      4,774      3,967      3,319      2,960
  All other loans                                       2,256      2,103      1,708      1,348      1,036
                                                      -------    -------    -------    -------    -------
    Total recoveries                                    9,165      7,604      6,997      5,614      5,251
                                                      -------    -------    -------    -------    -------
Net charge-offs                                       (14,870)   (15,094)   (10,401)    (9,372)    (7,021)
Additions to allowance charged to operating expense    14,107     13,200     10,401      9,072      7,771
Other additions to allowance for loan losses                -     11,578          -          -      1,300
                                                      -------    -------    -------    -------    -------
Balance at end of period                              $74,771    $75,534    $65,850    $65,850    $66,150
                                                      =======    =======    =======    =======    =======

Percentage of net charge-offs during period to
  average loans outstanding during the period           0.33%      0.35%      0.25%      0.24%      0.21%
                                                      =======    =======    =======    =======    =======

The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on identified loan impairments, Trustmark's past loan loss expericence, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table is a summary by allocation category of Trustmark's allowance for loan losses at December 31, 2002. These allocations were determined based upon Management's analysis of the various types of risk associated with Trustmark's loan portfolio. A discussion of Management's methodology for performing the analysis follows the table ($ in thousands):

Allocation for pools of risk-rated loans                                $38,569
Additional allocation for risk-rated loans                                1,468
Allocation for selected industries                                        5,027
General allocation for all other loans                                   17,717
Allocation for available lines of credit and letters of credit            2,146
Unallocated                                                               9,844
                                                                        -------
  Total                                                                 $74,771
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

As the review of the allowance for loan losses involves a significant degree of judgment by Management and is imprecise by nature, the unallocated $9.8 million relates to issues that cannot be measured on a quantitative basis over a prolonged period of time.

Management expects that net charge-offs for 2003 should be approximately 0.30% to 0.35% of average loans as compared with 0.33% for 2002. Although Management believes these expectations are reasonable, it can give no assurance that such expectations will prove to be correct.

TABLE 11 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2002 ($ in thousands):

3 months or less                                            $126,490
Over 3 months through 6 months                               101,398
Over 6 months through 12 months                              123,241
Over 12 months                                               125,263
                                                            --------
      Total                                                 $476,392
                                                            ========

TABLE 12 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

                                  2002       2001       2000
                                 ------     ------     ------
Return on average assets          1.77%      1.59%      1.50%
Return on average equity         17.93%     16.98%     15.68%
Dividend payout ratio            31.54%     32.27%     34.00%
Equity to assets ratio            9.88%      9.38%      9.57%

TABLE 13 - SHORT-TERM BORROWINGS

The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

                                                          2002        2001         2000
                                                        --------   ----------   ----------
Federal funds purchased and securities sold under
  repurchase agreements:
    Amount outstanding at end of period                 $954,978   $1,037,506   $1,255,013
    Weighted average interest rate at end of period        1.16%        1.59%        5.70%
    Maximum amount outstanding at any
      month end during each period                      $973,261   $1,318,720   $1,466,362
    Average amount outstanding during each period       $788,618   $1,117,059   $1,212,016
    Weighted average interest rate during each period      1.60%        3.79%        5.66%

                                                          2002        2001         2000
                                                        --------   ----------   ----------
Short-term borrowings:
    Amount outstanding at end of period                 $275,959   $  558,687   $  632,964
    Weighted average interest rate at end of period        2.02%        2.32%        6.55%
    Maximum amount outstanding at any
      month end during each period                      $494,475   $  984,297   $1,138,874
    Average amount outstanding during each period       $384,481   $  495,607   $  878,275
    Weighted average interest rate during each period      2.13%        4.47%        6.47%

ITEM 2. PROPERTIES

Trustmark's principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 212,000 square feet, or 80%, of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. Trustmark, through its two banking subsidiaries, also operates 114 full-service branches, 20 limited-service branches, 4 in-store branches and an ATM network which includes 98 ATMs at on-premise locations and 81 ATMs located at off-premise sites. Trustmark leases 72 of its 195 locations with the remainder being owned.

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

There were no matters submitted to Trustmark's shareholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Trustmark's common stock is listed for trading on the Nasdaq Stock Market. At March 1, 2003, there were approximately 4,600 registered shareholders of Trustmark's common stock. Other information required by this item can be found in Note 14, "Shareholders' Equity," (pages 35-36) and the table captioned "Principal Markets and Prices of Trustmark's Stock" (page 44) included in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned "Selected Financial Data" (page 43) included in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 45-60) included in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 57-60) included in the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Trustmark Corporation and subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 2002 Annual Report to Shareholders (pages 13-42) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 44) is also included in the Registrant's 2002 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 9, 2002, the Board of Directors of Trustmark Corporation (Trustmark), based on the recommendation of its Audit Committee, decided not to renew the engagement of its independent public accountants, Arthur Andersen LLP (Andersen). This determination followed Trustmark's decision to seek proposals from other independent accountants to audit Trustmark's consolidated financial statements for the year ending December 31, 2002. On April 29, 2002, the Board of Directors of Trustmark, based on the recommendation of its Audit Committee, announced the engagement of KPMG LLP as its independent public accountants to replace Andersen. Subsequent to their engagement, KPMG LLP audited the consolidated balance sheets of Trustmark and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002.

During Trustmark's two most recent fiscal years and all subsequent interim periods prior to the date hereof, there were no disagreements between Trustmark and Andersen on any matter of accounting principles, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the matter of the disagreement in connection with their reports. Andersen's reports on Trustmark's consolidated financial statements for each of the years ended 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Andersen's report on Trustmark's consolidated financial statements for the years ended December 31, 2001 and 2000, dated January 8, 2002, was issued on an unqualified basis in conjunction with the filing of Trustmark's Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 25, 2002.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Trustmark's two most recent fiscal years and all subsequent interim periods prior to the date hereof.

Prior to April 29, 2002, Trustmark did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors of the Registrant can be found in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Trustmark Corporation's Proxy Statement (pages 4-8 and 11, respectively) dated March 14, 2003, and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, pages 8-9 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item can be found in "Directors' Compensation" (page 4) and "Executive Compensation" (pages 12-16) contained in Trustmark Corporation's Proxy Statement dated March 14, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and Management can be found in "Securities Ownership by Certain Beneficial Owners and Management" contained in Trustmark Corporation's Proxy Statement (pages 10-11) dated March 14, 2003, and is incorporated herein by reference.

The table below represents compensation plans under which equity securities of Trustmark are authorized as of December 31, 2002:

                                                                                 Number of securities
                                                                                  remaining available
                                Number of securities to     Weighted average     for future issuance
                                be issued upon exercise    exercise price of         under equity
                                of outstanding options,   outstanding options,   compensations plans
       Plan Category            warrants and rights (a)   warrants and rights      (excluding (a))
----------------------------    -----------------------   --------------------   --------------------
Approved by security holders           1,450,161                 $21.85               5,350,061
Not approved by security
  holders                                      -                      -                       -
                                       ---------                 ------               ---------
     Total                             1,450,161                 $21.85               5,350,061
                                       =========                 ======               =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions can be found in "Transactions with Management" contained in Trustmark Corporation's Proxy Statement (page 16) dated March 14, 2003, and is incorporated herein by reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

For the period ending December 31, 2002, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the principal financial officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that, as of December 31, 2002, Trustmark's disclosure controls and procedures were adequate to ensure that information required to be disclosed by Trustmark in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.   Financial Statements

The report of KPMG LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant's 2002 Annual Report to Shareholders and are incorporated into
Part II, Item 8 herein by reference:

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 2002 and 2001
     Consolidated Statements of  Income for the  Years Ended  December 31, 2002,
        2001 and 2000
     Consolidated Statements  of Changes  in Shareholders' Equity  for the Years
        Ended December 31, 2002, 2001 and 2000
     Consolidated  Statements  of Cash  Flows for the Years Ended  December  31,
        2002, 2001 and 2000
     Notes to Consolidated Financial Statements (Notes 1 through 19)

A-2. Financial Statement Schedules

The schedules to the consolidated financial statements set forth by Article 9 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable and therefore have been omitted.

B.   Reports on Form 8-K

On October 15, 2002, Trustmark filed a report on Form 8-K announcing its financial results for the period ended September 30, 2002.

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

                              TRUSTMARK CORPORATION


BY:    /s/ Richard G. Hickson                 BY:    /s/ Zach L. Wasson
       ----------------------                        ------------------
       Richard G. Hickson                            Zach L. Wasson
       Chairman of the Board, President              Treasurer (Principal
       & Chief Executive Officer                     Financial Officer)

DATE:  March 21, 2003                         DATE:  March 21, 2003



BY:    /s/ Louis E. Greer
       ------------------
       Louis E. Greer
       Chief Accounting Officer

DATE:  March 21, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  March 21, 2003               BY:  /s/ J. Kelly Allgood
                                         --------------------
                                         J. Kelly Allgood, Director

DATE:  March 21, 2003               BY:  /s/ Reuben V. Anderson
                                         ----------------------
                                         Reuben V. Anderson, Director

DATE:  March 21, 2003               BY:  /s/ John L. Black, Jr.
                                         ----------------------
                                         John L. Black, Jr., Director

DATE:  March 21, 2003               BY:  /s/ William C. Deviney, Jr.
                                         ---------------------------
                                         William C. Deviney, Jr., Director

DATE:  March 21, 2003               BY:  /s/ C. Gerald Garnett
                                         ---------------------
                                         C. Gerald Garnett, Director

DATE:  March 21, 2003               BY:  /s/ Richard G. Hickson
                                         ----------------------
                                         Richard G. Hickson, Chairman, President
                                         & Chief Executive Officer and Director

DATE:  March 21, 2003               BY:  /s/ Matthew L. Holleman III
                                         ---------------------------
                                         Matthew L. Holleman III, Director

DATE:  March 21, 2003               BY:  /s/ William Neville III
                                         -----------------------
                                         William Neville III, Director

DATE:  March 21, 2003               BY:  /s/ Richard H. Puckett
                                         ----------------------
                                         Richard H. Puckett, Director

DATE:  March 21, 2003               BY:  /s/ Carolyn C. Shanks
                                         ---------------------
                                         Carolyn C. Shanks, Director

DATE:  March 21, 2003               BY:  /s/ Kenneth W. Williams
                                         -----------------------
                                         Kenneth W. Williams, Director

DATE:  March 21, 2003               BY:  /s/ William G. Yates, Jr.
                                         -------------------------
                                         William G. Yates, Jr., Director

                                  EXHIBIT INDEX

3-a      Articles of Incorporation, as amended, effective April 9, 2002.

3-b      Bylaws, as amended, effective January 21, 2003.

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

10-e Deferred Compensation Plan for Directors of Trustmark National Bank, as amended. Filed as Exhibit 10-i to Trustmark's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.

10-f Deferred Compensation Plan for Executives of Trustmark National Bank, as amended. Filed as Exhibit 10-j to Trustmark's Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.

10-g Trustmark Corporation Deferred Compensation Plan effective January 1, 2002. Filed as Exhibit 10-a to Trustmark's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

10-h Amended and Restated Employment Agreement between Trustmark Corporation and Richard G. Hickson dated March 12, 2002. Filed as Exhibit 10-b to Trustmark's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

10-i Amended and Restated Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated March 12, 2002. Filed as Exhibit 10-c to Trustmark's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

10-j Amended and Restated Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated March 12, 2002. Filed as Exhibit 10-d to Trustmark's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

13 Only those portions of the Registrant's 2002 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

21       List of Subsidiaries.

23       Consent of KPMG LLP.

99-a     Certification  by  Chief  Executive  Officer  pursuant to 18 U.S.C. ss.
         1350.

99-b Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99-c     Certification  by  Chief  Financial  Officer  pursuant to 18 U.S.C. ss.
         1350.

99-d Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


All other exhibits are omitted, as they are inapplicable or not required by the related instructions.