Form 10-Q
period 2003-03-31
TRUSTMARK CORP
filed 2003-05-14
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Trustmark Corporation
248 East Capitol Street
Jackson, MS 39201
(601) 208-5111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2003.

          Title                                                      Outstanding
Common stock, no par value                                            59,175,352

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)
                                                       March 31,    December 31,
                                                         2003           2002
                                                      -----------    -----------
Assets
Cash and due from banks (noninterest-bearing)         $   363,738    $   357,427
Federal funds sold and securities purchased
    under reverse repurchase agreements                    27,015         23,957
Securities available for sale (at fair value)           1,523,599      1,262,570
Securities held to maturity (fair value:
    $464,743 - 2003; $578,150 - 2002)                     442,946        549,197
Loans held for sale                                       125,730        199,680
Loans                                                   4,505,350      4,417,686
Less allowance for loan losses                             74,867         74,771
                                                      -----------    -----------
   Net loans                                            4,430,483      4,342,915
Premises and equipment                                    103,630        104,113
Intangible assets                                         109,608        119,643
Other assets                                              179,115        179,204
                                                      -----------    -----------
     Total Assets                                     $ 7,305,864    $ 7,138,706
                                                      ===========    ===========

Liabilities
Deposits:
     Noninterest-bearing                              $ 1,223,941    $ 1,251,240
     Interest-bearing                                   3,754,058      3,435,056
                                                      -----------    -----------
         Total deposits                                 4,977,999      4,686,296
Federal funds purchased                                   321,746        319,985
Securities sold under repurchase agreements               494,729        634,993
Short-term borrowings                                     321,879        275,959
Long-term FHLB advances                                   457,667        475,000
Other liabilities                                          71,201         66,939
                                                      -----------    -----------
     Total Liabilities                                  6,645,221      6,459,172

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  59,210,244 shares -
        2003; 60,516,668 shares - 2002                     12,337         12,609
Capital surplus                                           157,954        188,652
Retained earnings                                         484,980        470,317
Accumulated other comprehensive income, net of tax          5,372          7,956
                                                      -----------    -----------
     Total Shareholders' Equity                           660,643        679,534
                                                      -----------    -----------
     Total Liabilities and Shareholders' Equity       $ 7,305,864    $ 7,138,706
                                                      ===========    ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        2003           2002
                                                      --------       --------
Interest Income
Interest and fees on loans                            $ 70,699       $ 77,463
Interest on securities:
     Taxable                                            20,155         24,169
     Tax exempt                                          2,069          2,336
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements          82             99
Other interest income                                       12            770
                                                      --------       --------
     Total Interest Income                              93,017        104,837

Interest Expense
Interest on deposits                                    16,062         21,778
Interest on federal funds purchased and securities
     sold under repurchase agreements                    2,726          3,659
Other interest expense                                   5,032          5,471
                                                      --------       --------
     Total Interest Expense                             23,820         30,908
                                                      --------       --------
Net Interest Income                                     69,197         73,929
Provision for loan losses                                3,000          4,307
                                                      --------       --------

Net Interest Income After Provision
     for Loan Losses                                    66,197         69,622

Noninterest Income
Service charges on deposit accounts                     12,680         11,424
Other account charges and fees                           6,625          7,001
Insurance commissions                                    3,787          2,660
Mortgage servicing fees                                  4,326          4,322
Trust service income                                     2,311          2,519
Gains on sales of loans                                  3,893          1,505
Securities gains                                         8,148            140
Other income                                              (587)          (585)
                                                      --------       --------
     Total Noninterest Income                           41,183         28,986

Noninterest Expense
Salaries and employee benefits                          35,924         29,522
Net occupancy - premises                                 2,986          2,789
Equipment expense                                        3,710          3,895
Services and fees                                        7,879          7,805
Amortization/impairment of intangible assets            11,655            986
Loan expense                                             2,371          2,552
Other expense                                            5,201          4,441
                                                      --------       --------
     Total Noninterest Expense                          69,726         51,990
                                                      --------       --------
Income Before Income Taxes                              37,654         46,618
Income taxes                                            13,170         16,289
                                                      --------       --------
Net Income                                            $ 24,484       $ 30,329
                                                      ========       ========
Earnings Per Share
     Basic                                            $   0.41       $   0.48
                                                      ========       ========
     Diluted                                          $   0.41       $   0.48
                                                      ========       ========



See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                          2003           2002
                                                       ---------      ---------

Balance, January 1,                                    $ 679,534      $ 685,444
Comprehensive income:
     Net income per consolidated statements of income     24,484         30,329
     Net change in fair value of securities available
       for sale, net of tax                               (5,550)        (1,047)
     Net change in fair value of cash flow hedges,
       net of tax                                          2,966           (231)
                                                       ---------      ---------
          Comprehensive income                            21,900         29,051
Cash dividends paid                                       (9,821)        (9,520)
Common stock transactions, long-term incentive plan          563              -
Repurchase and retirement of common stock                (31,533)       (19,389)
                                                       ---------      ---------
Balance, March 31,                                     $ 660,643      $ 685,586
                                                       =========      =========


































See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------
Operating Activities
Net income                                              $  24,484     $  30,329
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                           3,000         4,307
        Depreciation and amortization/impairment           14,632         4,176
        Net amortization (accretion) of securities          1,932          (181)
        Securities gains                                   (8,148)         (140)
        Gains on sales of loans                            (3,893)       (1,505)
        Deferred income tax (benefit) provision            (1,462)        3,641
        Proceeds from sales of loans                      963,965       249,765
        Purchases and originations of loans held
           for sale                                      (838,235)     (203,380)
        Net increase in intangible assets                  (1,620)       (4,000)
        Net decrease in other assets                        1,882         2,075
        Net increase in other liabilities                   9,066         8,147
        Other operating activities, net                      (155)           (8)
                                                        ---------     ---------
Net cash provided by operating activities                 165,448        93,226

Investing Activities
Proceeds from calls and maturities of securities
     held to maturity                                     180,810        79,844
Proceeds from calls and maturities of securities
     available for sale                                    85,375        89,914
Proceeds from sales of securities available for sale       76,922           176
Purchases of securities available for sale               (500,728)      (27,077)
Net (increase) decrease in federal funds sold
     and securities purchased under reverse
     repurchase agreements                                 (3,058)      120,371
Net (increase) decrease in loans                         (138,455)       41,101
Purchases of premises and equipment                        (2,194)       (9,110)
Proceeds from sales of premises and equipment                 480            16
Proceeds from sales of other real estate                      715           854
                                                        ---------     ---------
Net cash (used in) provided by investing activities      (300,133)      296,089

Financing Activities
Net increase in deposits                                  291,703        16,447
Net decrease in federal funds purchased and securities
     sold under repurchase agreements                    (138,503)     (236,251)
Net increase (decrease) in other borrowings                45,920      (197,762)
Proceeds from long-term FHLB advances                     (17,333)            -
Cash dividends                                             (9,821)       (9,520)
Common stock transactions, net                            (30,970)      (19,389)
                                                        ---------     ---------
Net cash provided by (used in) financing activities       140,996      (446,475)
                                                        ---------     ---------
Increase (decrease) in cash and cash equivalents            6,311       (57,160)
Cash and cash equivalents at beginning of period          357,427       328,779
                                                        ---------     ---------
Cash and cash equivalents at end of period              $ 363,738     $ 271,619
                                                        =========     =========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2002 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - BUSINESS COMBINATIONS

On June 28, 2002, The Bottrell Insurance Agency, Inc., a wholly-owned subsidiary of TNB, acquired Chandler-Sampson Insurance, Inc. (CSI) in Jackson, Mississippi. This business combination, which is not material to Trustmark, was accounted for under the purchase method of accounting. The shareholders of CSI received $8 million in cash in connection with the merger. Excess cost over tangible net assets acquired totaled $10 million, of which $3 million and $7 million have been allocated to other identifiable intangible assets and goodwill, respectively. Trustmark's financial statements include the results of operations for the CSI acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the three month periods ended March 31 ($ in thousands):
                                                           2003          2002
                                                         --------      --------
Balance at beginning of year                             $ 74,771      $ 75,534
Provision charged to expense                                3,000         4,307
Loans charged off                                          (5,191)       (6,846)
Recoveries                                                  2,287         2,245
                                                         --------      --------
     Net charge-offs                                       (2,904)       (4,601)
                                                         --------      --------
   Balance at end of period                              $ 74,867      $ 75,240
                                                         ========      ========

At March 31, 2003 and 2002, the carrying amounts of nonaccrual loans were $31.8 million and $41.0 million, respectively. Included in these nonaccrual loans at March 31, 2003 and 2002, are loans that are considered to be impaired, which totaled $24.7 million and $33.4 million, respectively. At March 31, 2003, the total allowance for loan losses related to impaired loans was $6.5 million compared with $8.2 million at March 31, 2002. The average carrying amounts of impaired loans during the first quarter of 2003 and 2002 were $25.5 million and $32.4 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the first quarter of 2003 or 2002.

NOTE 4 - INTANGIBLE ASSETS

At March 31, 2003 and December 31, 2002, intangible assets, net of any applicable amortization or impairment, consisted of the following ($ in thousands):

                                                        March 31,   December 31,
                                                          2003          2002
                                                       ----------    ----------
Mortgage servicing rights                              $   39,655    $   48,827
Goodwill                                                   48,028        48,028
Other identifiable intangible assets:
   Core deposit intangibles                                18,562        19,288
   Insurance customer relationship intangibles              2,767         2,904
                                                       ----------    ----------
      Total amortizable                                    21,329        22,192
   Pension plan intangible                                    596           596
                                                       ----------    ----------
      Total other identifiable intangible assets           21,925        22,788
                                                       ----------    ----------
Total intangible assets                                $  109,608    $  119,643
                                                       ==========    ==========

NOTE 5 - STOCK-BASED COMPENSATION

Prior to January 1, 2003, Trustmark accounted for incentive stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, because the exercise price of Trustmark's incentive stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, Trustmark adopted the fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the provisions of these statements, Trustmark will account for incentive stock options prospectively for all awards granted, modified or settled after January 1, 2003. The following table reflects pro forma net income and earnings per share for the periods presented, had Trustmark elected to adopt the fair value approach prior to January 1, 2003 ($ in thousands except per share data):

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
Net income, as reported                                      $24,484    $30,329
Add:  Total stock-based employee compensation expense
      included in reported net income, net of related
      tax effects                                                  -          -
Deduct:  Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects                (336)      (382)
                                                             -------    -------
Pro forma net income                                         $24,148    $29,947
                                                             =======    =======
Earnings per share:
  As reported
     Basic                                                   $  0.41    $  0.48
     Diluted                                                    0.41       0.48

  Pro forma
     Basic                                                   $  0.40    $  0.47
     Diluted                                                    0.40       0.47

NOTE 6 - CONTINGENCIES

Standby Letters of Credit
Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers. Standby letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. A financial standby letter of credit is a commitment by Trustmark to guarantee a customer's repayment of an outstanding loan or debt instrument. Trustmark guarantees a customer's performance to a third party under a contractual nonfinancial obligation through the use of a performance standby letter of credit. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.

At March 31, 2003, the maximum potential amount of future payments Trustmark could be required to make under its standby letters of credit was $68.7 million, which also represented the maximum credit risk associated with these commitments. This amount consisted primarily of commitments with maturities of less than four years. These standby letters of credit have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2003, the fair value of collateral held was $18.1 million.

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

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average shares of common stock outstanding, adjusted for the effect of partially diluted stock options outstanding during the period. The following table reflects weighted average shares used to calculate basic and diluted EPS for the periods presented:
                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------
Basic                                                  59,912,276     63,463,798
Dilutive shares (due to stock options)                    143,475        207,755
                                                       ----------     ----------
Diluted                                                60,055,751     63,671,553
                                                       ==========     ==========

NOTE 8 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes approximating $1.1 million and $2.0 million during the three months ended March 31, 2003 and 2002, respectively. Interest paid on deposit liabilities and other borrowings approximated $23.8 million in the first three months of 2003 and $33.5 million in the first three months of 2002. For the three months ended March 31, 2003 and 2002, noncash transfers from loans to foreclosed properties were $864 thousand and $1.8 million, respectively.

NOTE 9 - RECENT PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management is in the process of evaluating the impact of this statement but does not expect it to have a material impact on Trustmark's consolidated financial position and results of operations.

NOTE 10 - SEGMENT INFORMATION

Effective January 1, 2003, Trustmark changed the composition of its reportable segments to the following: Consumer Division, Commercial Division, Investment Division and Operations Division. The Consumer Division delivers a full range of banking, investment and risk management products and services to individuals and small businesses through Trustmark's extensive branch network. Included in this segment are products and services for insurance, credit card, mortgage, indirect automobile financing and student loans. The Commercial Division provides various financial products and services to corporate and middle-market clients. Included among these products and services are specialized services for commercial and residential real estate development lending as well as other specialized lending services. The Investment Division includes trust and fiduciary services, discount brokerage services and services for private banking clients. Also included in this segment is a selection of investment management services including Trustmark's proprietary mutual fund family. The Operations Division consists of asset/liability management activities that include the investment portfolio and the related gains/losses on sales of securities, as well as credit risk management, bank operations, human resources and the controller's department. The Operations Division also includes expenses such as corporate overhead and amortization of intangible assets.

Trustmark evaluates performance and allocates resources based on the profit or loss of the individual segments. Trustmark utilizes matched maturity transfer pricing to assign cost of funding to assets and earnings credits to liabilities with a corresponding offset to the Operations Division. Trustmark allocates non-interest expense based on various activity-based costing statistics. Excluding internal funding, Trustmark does not have inter-company revenues or expenses. Additionally, segment income tax expense is calculated using the marginal tax rate. The difference between the marginal and effective tax rate is included in the Operations Division.

The table on page 11 discloses financial information by segment for the periods ended March 31, 2003 and 2002. The prior year period has been restated to conform to the current presentation.

Trustmark Corporation
Segment Information
($ in thousands)

                                      Consumer    Commercial   Investment   Operations
                                      Division     Division     Division     Division      Total
                                     ----------   ----------   ----------   ----------   ----------
For the three months ended
March 31, 2003
----------------------------------
Net interest income from
    external customers               $   39,922   $   13,208   $    1,225   $   14,842   $   69,197
Internal funding                          8,038       (2,588)         (33)      (5,417)           -
                                     ----------   ----------   ----------   ----------   ----------
Net interest income                      47,960       10,620        1,192        9,425       69,197
Provision for loan losses                 2,589           56          (15)         370        3,000
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses            45,371       10,564        1,207        9,055       66,197
Noninterest income                       25,318        1,939        4,794        9,132       41,183
Noninterest expense                      52,054        3,729        4,323        9,620       69,726
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes               18,635        8,774        1,678        8,567       37,654
Income taxes                              6,532        3,027          623        2,988       13,170
                                     ----------   ----------   ----------   ----------   ----------
Segment net income                   $   12,103   $    5,747   $    1,055   $    5,579   $   24,484
                                     ==========   ==========   ==========   ==========   ==========

Selected Financial Information
     Average assets                  $3,930,989   $1,108,520   $  117,802   $1,931,803   $7,089,114
     Depreciation and amortization   $   12,336   $      114   $      105   $    2,077   $   14,632

For the three months ended
March 31, 2002
----------------------------------
Net interest income from
    external customers               $   38,581   $   14,474   $    1,239   $   19,635   $   73,929
Internal funding                          8,110       (4,495)        (318)      (3,297)           -
                                     ----------   ----------   ----------   ----------   ----------
Net interest income                      46,691        9,979          921       16,338       73,929
Provision for loan losses                 2,609        1,856           (9)        (149)       4,307
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses            44,082        8,123          930       16,487       69,622
Noninterest income                       21,472        1,674        5,542          298       28,986
Noninterest expense                      41,283        3,396        4,177        3,134       51,990
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes               24,271        6,401        2,295       13,651       46,618
Income taxes                              8,416        2,208          843        4,822       16,289
                                     ----------   ----------   ----------   ----------   ----------
Segment net income                   $   15,855   $    4,193   $    1,452   $    8,829   $   30,329
                                     ==========   ==========   ==========   ==========   ==========

Selected Financial Information
     Average assets                  $3,813,118   $1,077,269   $   96,330   $1,896,483   $6,883,200
     Depreciation and amortization   $    1,698   $      112   $       88   $    2,278   $    4,176

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark Corporation's (Trustmark) financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

BUSINESS

Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate, institutional and individual customers predominantly within the states of Mississippi and Tennessee.

Trustmark National Bank (TNB), Trustmark's wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Initially chartered by the State of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through three wholly-owned subsidiaries, Trustmark Financial Services, Inc., Trustmark Investment Advisors, Inc. and The Bottrell Insurance Agency, Inc.

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of March 31, 2003, Trustmark and its subsidiaries employed 2,283 full-time equivalent employees.

Trustmark engages in business through its four reportable segments: Consumer Division, Commercial Division, Investment Division and Operations Division. The Consumer Division delivers a full range of banking, investment and risk management products and services to individuals and small businesses through Trustmark's extensive branch network. The Commercial Division provides various financial products and services to corporate and middle-market clients. The Investment Division includes trust and fiduciary services, discount brokerage services and services for private banking clients. The Operations Division consists of asset/liability management activities that include the investment portfolio and the related gains/losses on sales of securities, as well as credit risk management, bank operations, human resources and the controller's division.

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

CRITICAL ACCOUNTING POLICIES

Trustmark's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the amounts reported in those consolidated financial statements. The following is a description of the accounting policies applied by Trustmark which are deemed "critical." Critical accounting policies are defined as policies that are important to the portrayal of Trustmark's financial condition and results of operations and that require Management's most difficult, subjective or complex judgments. Actual financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The analysis for loan losses considers any identified impairment and estimates determined by applying specific allowance factors to the commercial and consumer loan portfolios.

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

Consumer loans carry allowance factors applied to pools of homogeneous loans such as direct and indirect loans, credit cards, home equity loans, other types of revolving consumer lines of credit and residential mortgage loans. The allowance factor applied to each pool is based on historical loan loss trends as well as current and projected trends in loan losses. Also taken into consideration are trends in consumer delinquencies, consumer bankruptcies and the effectiveness of Trustmark's collection function as well as economic conditions and trends referred to above.

Mortgage Servicing Rights
Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights have been retained, Trustmark allocates the cost of the loan and the servicing right based on their relative fair values. In determining the fair value of mortgage servicing rights, Trustmark relies on assumptions regarding factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demands. Any change in these assumptions could produce different fair values of mortgage servicing rights. Impairment, if any, for mortgage servicing rights is recognized through a valuation allowance with a corresponding charge to noninterest expense that is determined using estimated fair values with the loans stratified by product type and term. As of March 31, 2003, mortgage servicing rights had a gross carrying amount of $58.9 million with a valuation allowance of $19.2 million. As of year-end 2002, mortgage servicing rights had a gross carrying amount of $61.3 million with a valuation allowance of $12.5 million.

Fair Values
Determining the fair value of net assets acquired through business combinations, including the recognition of intangible assets, involves a high degree of judgment and complexity. Certain assets, such as loans held for sale, are accounted for at the lower of cost or fair value. Some of these assets do not have readily available market quotations and require an estimation of their fair value. Additionally, certain recorded assets, such as goodwill and core deposit intangibles, are subject to periodic impairment analysis. As of March 31, 2003, Trustmark had unamortized goodwill totaling $48.0 million and other identifiable intangible assets subject to amortization totaling $21.9 million. These intangible assets are evaluated for impairment periodically. Impairment, if any, for goodwill and other identifiable intangible assets would be charged to noninterest expense.

BUSINESS COMBINATIONS

In June 2002, The Bottrell Insurance Agency, Inc., a wholly-owned subsidiary of TNB, acquired Chandler-Sampson Insurance, Inc. (CSI) located in Jackson, Mississippi. CSI was a regional leader in school, medical malpractice and mid-market business insurance and had total assets of approximately $2 million. This business combination, which is not material to Trustmark, was accounted for under the purchase method of accounting, and the results of operations have been included in the financial statements from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

FINANCIAL SUMMARY HIGHLIGHTS

Trustmark's net income for the three months ended March 31, 2003, totaled $24.5 million compared with $30.3 million for the same period in 2002. Basic and diluted earnings per share were $0.41 for the first quarter of 2003, a decrease of 14.6% when compared with $0.48 for the first quarter of 2002. Earnings during the first quarter 2003 included an after-tax charge of $4.1 million, or $0.07 per share, associated with Trustmark's voluntary early retirement program. Trustmark achieved a return on average assets of 1.40%, a return on average equity of 14.88% and an efficiency ratio of 54.17% for the three months ended March 31, 2003. Excluding the charge for the early retirement program, Trustmark's performance for the first quarter 2003 resulted in a return on average assets of 1.63% and a return on average equity of 17.36%. These compared with first quarter 2002 ratios of 1.79% for return on average assets, 18.22% for return on average equity and 50.95% for the efficiency ratio. The charge for the early retirement program has been eliminated in the first quarter 2003 adjusted return on average assets and adjusted return on average equity in order to reflect these ratios on a comparable basis to the other periods presented.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Table on page 16 shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

Management has strategically reduced Trustmark's exposure to future increases in interest rates by restructuring the balance sheet and utilizing interest rate contracts. Balance sheet restructuring has occurred by reducing Trustmark's utilization of wholesale funding, which includes short-term borrowings such as federal funds purchased, repurchase agreements and short-term FHLB advances, while increasing the reliance on liquidity provided by maturing investments.
Also, Trustmark has utilized longer term, fixed rate advances from the FHLB. Trustmark will continue to manage the overall risk exposure present during significant movements in interest rates and reduce the impact of interest rate movement on net interest income. For additional discussion, see Market/Interest Rate Risk Management on page 26.

Net interest income-FTE for the quarter ended March 31, 2003, decreased $4.9 million, or 6.4%, when compared with first quarter 2002. The continuing decline in interest rates experienced during 2003 and 2002 has impacted both assets and liabilities. Earning asset yields declined at a faster rate than interest-bearing liability rates when comparing the first quarter of 2003 with the same period in 2002, resulting in a 46 basis point decline in the NIM. The decline in the NIM was also affected by Trustmark's use of interest rate contracts, which provided $770 thousand of additional interest income as the floor reached its strike price during first quarter 2002, compared to zero during first quarter 2003.
--------------------------------------------------------------------------------
Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

                                                          For the Three Months Ended March 31,
                                           --------------------------------------------------------------
                                                        2003                            2002
                                           -----------------------------   ------------------------------
                                             Average              Yield/     Average               Yield/
                                             Balance    Interest   Rate      Balance    Interest    Rate
                                           ----------   --------  ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements             $   29,700   $     82   1.12%   $   24,619   $     99    1.63%
    Securities - taxable                    1,644,002     20,155   4.97%    1,580,527     24,169    6.20%
    Securities - nontaxable                   160,966      3,183   8.02%      180,193      3,594    8.09%
    Loans, including loans held for sale    4,617,076     71,803   6.31%    4,470,931     79,358    7.20%
                                           ----------   --------           ----------   --------
    Total interest-earning assets           6,451,744     95,223   5.99%    6,256,270    107,220    6.95%
Cash and due from banks                       302,372                         285,818
Other assets                                  410,141                         416,476
Allowance for loan losses                     (75,143)                        (75,364)
                                           ----------                      ----------
        Total Assets                       $7,089,114                      $6,883,200
                                           ==========                      ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits              $3,550,934     16,062   1.83%   $3,519,957     21,778    2.51%
    Federal funds purchased and
        securities sold under
        repurchase agreements                 926,205      2,726   1.19%      891,677      3,659    1.66%
    Borrowings                                716,569      5,032   2.85%      687,628      5,471    3.23%
                                           ----------   --------           ----------   --------
        Total interest-bearing liabilities  5,193,708     23,820   1.86%    5,099,262     30,908    2.46%
                                                        --------                        --------
Noninterest-bearing demand deposits         1,158,944                       1,039,334
Other liabilities                              69,053                          69,497
Shareholders' equity                          667,409                         675,107
                                           ----------                      ----------
        Total Liabilities and
            Shareholders' Equity           $7,089,114                      $6,883,200
                                           ==========                      ==========

        Net Interest Margin                               71,403   4.49%                  76,312    4.95%

Less tax equivalent adjustment                             2,206                           2,383
                                                        --------                        --------
        Net Interest Margin per Consolidated
             Statements of Income                       $ 69,197                        $ 73,929
                                                        ========                        ========

--------------------------------------------------------------------------------
Average interest-earning assets for first quarter 2003 were $6.452 billion, compared with $6.256 billion for first quarter 2002, an increase of $195.5 million, or 3.1%. This growth is primarily seen in average loans, which increased 3.3% during first quarter 2003 from the same period in 2002, as Trustmark effectively utilized the liquidity from maturing securities to fund loan growth, which yielded higher returns than securities during this period. The yield on average earning assets dropped from 6.95% during first quarter 2002 to 5.99% for the same period in 2003, a decrease of 96 basis points, as a result of the declining interest rate environment. This translated into a decrease in interest income-FTE during first quarter 2003 of $12.0 million, or 11.2%, when compared with first quarter 2002.

Average interest-bearing liabilities for first quarter 2003 totaled $5.194 billion, compared with $5.099 billion for first quarter 2002, an increase of $94.4 million, or 1.9%. Average interest-bearing deposits increased as well as federal funds purchased, repurchase agreements and borrowings. Although interest-bearing liabilities have increased, interest expense has continued to decrease due to the declining interest rate environment. The average rates on interest-bearing liabilities for the first quarters of 2003 and 2002, were 1.86% and 2.46%, respectively, a decrease of 60 basis points. As a result of these factors, total interest expense for first quarter 2003 decreased $7.1 million, or 22.9%, when compared with the prior year period.

Provision for Loan Losses
Trustmark's provision for loan losses totaled $3.0 million for the three months ended March 31, 2003, compared with $4.3 million for the same period in 2002. During the first quarter of 2003, the provision for loan losses equaled 103% of net charge-offs compared with 94% in the prior year period. As a percentage of average loans, the provision was 0.26% for first quarter 2003 compared with 0.39% for first quarter 2002. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. See further discussion of the Allowance for Loan Losses in Critical Accounting Policies beginning on page 13, as well as the discussion of Loans beginning on page 23.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $41.2 million in first quarter 2003 compared with $29.0 million in first quarter 2002. NII represented 30.7% of total revenues in first quarter 2003 versus 21.7% in first quarter 2002. The comparative components of noninterest income for the three month periods ended March 31, 2003 and 2002, are shown in the accompanying table on page 18.
--------------------------------------------------------------------------------
Noninterest Income
($ in thousands)
                                          Quarter Ended
                                             March 31,
                                       -------------------
                                         2003       2002     $ Change   % Change
                                       --------   --------   --------   --------
Service charges on deposit accounts    $ 12,680   $ 11,424   $  1,256      11.0%
Other account charges and fees            6,625      7,001      (376)      -5.4%
Insurance commissions                     3,787      2,660      1,127      42.4%
Mortgage servicing fees                   4,326      4,322          4       0.1%
Trust service income                      2,311      2,519      (208)      -8.3%
Gains on sales of loans                   3,893      1,505      2,388     158.7%
Securities gains                          8,148        140      8,008    5720.0%
Other income                              (587)      (585)        (2)       0.3%
                                       --------   --------   --------
    Total Noninterest Income           $ 41,183   $ 28,986   $ 12,197      42.1%
                                       ========   ========   ========
--------------------------------------------------------------------------------
The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 11.0% in first quarter 2003 over the prior year period. This increase was primarily the result of courtesy overdraft protection, which was introduced during the third quarter of 2002, as well as from increased transaction volume.

Other account charges and fees totaled $6.6 million in first quarter 2003, a decrease of $376 thousand, or 5.4%, when compared with the prior year period. Decreasing revenues from market driven products was the primary factor in this decline as reductions were seen in cash management, brokerage and advisory services and float-related revenues. Offsetting this decrease were increases in bankcard fees from the repricing of merchant discount rates and increased debit card usage by individuals.

Insurance commissions were $3.8 million in first quarter 2003 compared to $2.7 million in first quarter 2002, an increase of $1.1 million, or 42.4%. This growth was primarily from the CSI business combination, intensified sales efforts and increased pricing by insurance companies.

During the three months ended March 31, 2003, mortgage servicing fees totaled $4.3 million, maintaining the level from the prior year period. Increased prepayments during the period slowed the overall growth of the mortgage servicing portfolio. Trustmark serviced mortgage loans with average balances of $3.5 billion in first quarter 2003 and $3.6 billion in first quarter 2002.

Trust service income was $2.3 million for first quarter 2003, a decrease of $208 thousand when compared with the prior year period, as continued weakness in capital markets slowed growth in this area. Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $6.6 billion at March 31, 2003.

Gains on sales of loans were $3.9 million in quarter ended March 31, 2003, compared with $1.5 million in the prior year period. During first quarter 2003, Trustmark recorded gains of $1.2 million on the sale of $19.2 million in high-yielding delinquent GNMA loans from Trustmark's servicing portfolio. The sale of these loans, which were government guaranteed, allowed Trustmark to eliminate costly collection efforts. Excluding the impact of this transaction, gains on sales of loans from secondary marketing activity experienced volume-driven growth of $1.2 million during first quarter 2003 compared with the same period in 2002 from an increased volume of branch-originated loans and the continued benefit of a falling interest rate environment.

Securities gains totaled $8.1 million during first quarter 2003 compared with $140 thousand during first quarter 2002. The increase experienced during 2003 is primarily from sales of available for sale (AFS) securities with a total fair value of $99.1 million. These securities were sold as recent significant price increases provided the opportunity to restructure a portion of the portfolio to reduce price volatility in an extremely low interest rate cycle. Management has always regarded the investment portfolio as an integral tool in the management of interest rate risk.

Other income during the three month periods ended March 31, 2003 and 2002, were losses of $587 thousand and $585 thousand, respectively. First quarter 2003 included a $300 thousand gain on sale of premises and equipment, offset by a $698 thousand loss on a fair value hedge adjustment on the mortgage servicing portfolio. Valuation adjustments on Trustmark's interest rate caps and floors also affected other income significantly, with losses of $269 thousand and $814 thousand for the first quarters of 2003 and 2002, respectively. Although the intent of interest rate caps and floors is to provide protection against excessive interest rate movement over a period of years that may be detrimental to Trustmark's earnings, fair value accounting is used to carry derivative financial instruments with changes in value recognized currently in earnings as other income. These noncash charges against income may be reversed, in whole or in part, if interest rates increase prior to the expiration of the interest rate caps currently held by Trustmark, which expire in 2006. The fair value of these interest rate contracts was $461 thousand and $8.5 million at March 31, 2003 and 2002, respectively.

Noninterest Expense
The comparative components of noninterest expense for the three months ended March 31, 2003 and 2002, are shown in the accompanying table.
--------------------------------------------------------------------------------
Noninterest Expense
($ in thousands)
                                          Quarter Ended
                                            March 31,
                                       -------------------
                                         2003       2002     $ Change   % Change
                                       --------   --------   --------   --------
Salaries and employee benefits         $ 35,924   $ 29,522   $  6,402      21.7%
Net occupancy - premises                  2,986      2,789        197       7.1%
Equipment expense                         3,710      3,895       (185)     -4.7%
Services and fees                         7,879      7,805         74       0.9%
Amortization/impairment of intangible
    assets                               11,655        986     10,669    1082.0%
Loan expense                              2,371      2,552       (181)     -7.1%
Other expense                             5,201      4,441        760      17.1%
                                       --------   --------   --------
    Total Noninterest Expense          $ 69,726   $ 51,990   $ 17,736      34.1%
                                       ========   ========   ========
--------------------------------------------------------------------------------
Trustmark's noninterest expense increased $17.7 million, or 34.1%, in first quarter 2003 to $69.7 million, compared with $52.0 million in first quarter 2002. One of the contributing factors of this increase was Trustmark's early retirement program, which yielded a $6.3 million expense in the first quarter of 2003. The increase in noninterest expense was also attributable to Trustmark's recognition of $6.7 million in impairment allowance for mortgage servicing rights in first quarter 2003 compared with a $2.0 million impairment reversal for the same period in 2002. Growth in the impairment allowance results from the continued reduction in long-term mortgage rates and the related increase in prepayments of mortgage loans, which had a negative impact on the value of Trustmark's mortgage servicing portfolio. Excluding these items, total noninterest expense increased $2.7 million, or 5.0%, when comparing the first quarter of 2003 with the prior year period.

Control of expenses remains a management priority. One method of measuring expense control is the efficiency ratio, which is calculated by dividing total noninterest expense by tax-equivalent net interest income plus noninterest income and demonstrates how much a company spends for each dollar of revenue earned. Trustmark's efficiency ratio was 54.17% for the first quarter of 2003, compared with 50.95% for the same period in 2002. Certain transactions that occurred during the periods have been excluded from net interest income, noninterest income and noninterest expense in order to reflect the efficiency ratio calculation on a comparable basis for the periods presented. Noninterest expense was reduced for impairment of mortgage servicing rights of $6.7 million in first quarter 2003 and increased by the $2.0 million impairment reversal in first quarter 2002. Noninterest expense was also reduced by the $6.3 million charge for the early retirement program during the first quarter of 2003. Noninterest income has been reduced by securities gains of $8.1 million and $140 thousand for the first quarter of 2003 and 2002, respectively. In addition, noninterest income has been increased by valuation adjustments for interest rate contracts of $269 thousand and $814 thousand for the first quarter of 2003 and 2002, respectively.

Salaries and employee benefits, the largest category of noninterest expense, were $35.9 million in first quarter 2003 and $29.5 million in first quarter 2002, an increase of $6.4 million, or 21.7%. This increase is primarily from $6.3 million of expense recognized for Trustmark's early retirement program. This program was accepted by 116 employees, or 4.75% of the workforce, and is expected to result in significant savings during the remainder of 2003. These savings should also enhance earnings in 2004.

During first quarter 2003, net occupancy-premises expense was $3.0 million, an increase of $197 thousand, over the prior year period, and was partially offset by the $185 thousand decrease in equipment expense for the same period. Services and fees showed a minor change from the prior period, with an increase of $74 thousand in first quarter 2003 from first quarter 2002. Loan expense experienced a minor decrease of $181 thousand during first quarter 2003 from the prior year level.

Amortization/impairment expense associated with intangible assets totaled $11.7 million for first quarter 2003, compared with $986 thousand in the first quarter of 2002. The increase experienced during the 2003 period included $6.7 million for additional impairment of mortgage servicing rights compared with a $2.0 million impairment reversal in the prior period. This charge against income may be reversed, in whole or in part, if refinancing slows or the expected life of the mortgage servicing portfolio lengthens. Amortization of mortgage servicing rights increased by $2.1 million as a result of increased refinancings during a period of historically low interest rates, which shortened the expected life of the mortgage servicing portfolio and required a faster amortization of existing mortgage servicing rights. The 2003 period also included $138 thousand of amortization of insurance customer relationship intangibles from the business combination with CSI completed in June 2002.

Income Taxes
For the quarter ended March 31, 2003, Trustmark's combined effective tax rate was 35.0%, compared with 34.9% for first quarter 2002. The slight increase in Trustmark's effective tax rate is due to immaterial changes in various permanent items as a percentage of pretax income.

LIQUIDITY

The liquidity position of Trustmark is monitored on a daily basis by Trustmark's Treasury department. In addition, the Asset/Liability Committee reviews liquidity on a regular basis and approves any changes in strategy that are necessary as a result of anticipated balance sheet or cash flow changes. Also, on a monthly basis, Management compares Trustmark's liquidity position to established corporate policies. Trustmark was able to improve overall liquidity capacity over the last year, as indicated by the reduction in the loan to deposit ratio and reliance on wholesale funding. The ability to maintain consistent cash flows from operations as well as adequate capital also enhances Trustmark's liquidity.

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. With mortgage rates at historical lows, increased prepayments on mortgage loans have also provided an additional source of liquidity for Trustmark. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At March 31, 2003, these arrangements gave Trustmark approximately $1.412 billion in borrowing capacity, compared with $1.482 billion as of December 31, 2002. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $125.0 million in short-term advances and $457.7 million in long-term advances at March 31, 2003, compared with $107.7 million in short-term advances and $475.0 million in long-term advances at December 31, 2002. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $513.2 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At March 31, 2003, Trustmark had approximately $539 million available in borrowing capacity at the Discount Window from pledges of auto loans and securities, compared with $541 million available at December 31, 2002. In June 2002, Trustmark entered into a two-year line of credit arrangement enabling borrowings up to $50 million, subject to certain financial covenants. At March 31, 2003, Trustmark had not drawn upon this line of credit.

On April 16, 2003, Trustmark filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) utilizing a "shelf" registration process, which became effective May 2, 2003. Under this shelf process, Trustmark may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $200 million. The securities described in the prospectus include common and preferred stock, depositary shares, debt securities, junior subordinated debt securities and trust preferred securities. Net proceeds from the sale of the offered securities may be used to redeem or repurchase outstanding securities, repay outstanding debt, finance acquisitions of companies and other assets and provide working capital.

On April 9, 2002, the shareholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to authorize the issuance of up to 20 million preferred shares with no par value. The Board of Directors believes that authorizing preferred shares for potential issuance is advisable and in the best interests of Trustmark. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility. As of March 31, 2003, no such shares have been issued.

CAPITAL RESOURCES

At March 31, 2003, Trustmark's shareholders' equity was $660.6 million, a decrease of $18.9 million, or 2.8%, from its level at December 31, 2002. This decline in shareholders' equity resulted from an increased amount of common shares repurchased and dividends paid when compared to first quarter net income.

Common Stock Repurchase Program
On October 15, 2002, the Board of Directors of Trustmark authorized the current plan to repurchase up to 5% of common stock, or approximately 3.1 million shares, subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 18.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 16.9 million shares for $357.2 million, including 1.3 million shares during the first quarter of 2003 for $31.5 million. The current remaining authorization is approximately 1.6 million shares. On October 15, 2002, the Board of Directors of Trustmark authorized the transfer of $200.0 million from retained earnings to surplus to replenish funds used in the common stock repurchase program.

Dividends
Dividends for the first three months of 2003 were $0.165 per share, increasing 10.0% when compared with dividends of $0.15 per share for the prior-year period. Trustmark's dividend payout ratio, which is dividends per share divided by earnings per share, was 40.2% for the first quarter of 2003, compared with 31.3% for the same period in 2002.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards, but also the well capitalized guidelines for regulatory capital. Management believes, as of March 31, 2003, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At March 31, 2003, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital
($ in thousands)

                                                                   March 31, 2003
                                          ---------------------------------------------------------------
                                                                                       Minimum Regulatory
                                            Actual Regulatory    Minimum Regulatory      Provision to be
                                                 Capital          Capital Required      Well Capitalized
                                           ------------------    ------------------    ------------------
                                            Amount      Ratio     Amount      Ratio     Amount      Ratio
                                           --------    ------    --------    ------    --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                   $636,985    13.60%    $374,794     8.00%           -         -
   Trustmark National Bank                  617,917    13.46%     367,156     8.00%    $458,944    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                   $578,222    12.34%    $187,397     4.00%           -         -
   Trustmark National Bank                  560,368    12.21%     183,578     4.00%    $275,367     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                   $578,222     8.24%    $210,457     3.00%           -         -
   Trustmark National Bank                  560,368     8.17%     205,871     3.00%    $343,119     5.00%

--------------------------------------------------------------------------------
EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At March 31, 2003, earning assets were $6.625 billion, or 90.68% of total assets, compared with $6.453 billion, or 90.40% of total assets at December 31, 2002, an increase of $171.6 million, or 2.7%. The primary component of this growth was an 8.5% increase in total securities as Management decided to replenish the securities portfolio after large securities sales in the latter part of 2002 and first quarter 2003.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative and a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates, to support profitability and to offset risks incurred by business units. When evaluating the performance of the securities portfolio, Management considers not only interest income but also the flexibility and liquidity provided by changes in fair value. At March 31, 2003, Trustmark's securities portfolio totaled $1.967 billion, compared to $1.812 billion at December 31, 2002, an increase of $154.8 million, or 8.5%.

The securities portfolio is a powerful risk management tool which enables Management to control both the invested balance and the duration of securities. During the third quarter of 2002, significant price changes in the portfolio enabled Trustmark to sell securities with a total fair value of $216.5 million. During first quarter 2003, Trustmark sold additional securities with a total fair value of $99.1 million. These transactions enabled Trustmark to restructure a portion of its investment portfolio by investing the proceeds in short duration mortgage related securities. This strategy reduced the duration of the portfolio from an estimated 2.83 years at December 31, 2001, to an estimated
1.94 years at December 31, 2002, and then to an estimated 1.73 years at March 31, 2003. By reducing the duration of the portfolio, Trustmark has reduced exposure to volatile interest rates while increasing liquidity and flexibility. Management intends to keep the portfolio near historically low duration levels while the interest rate cycle is in a stage of lower yields.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At March 31, 2003, AFS securities totaled $1.524 billion, which represented 77.5% of the securities portfolio, compared to $1.263 billion, or 69.7%, at December 31, 2002. At March 31, 2003, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities and other securities, primarily Federal Reserve Bank and FHLB stock. At March 31, 2003, unrealized gains on AFS securities of $13.8 million, net of $5.3 million of deferred income taxes, were included in accumulated other comprehensive income, compared with $22.8 million, net of $8.7 million, at December 31, 2002. These unrealized gains are significant in providing flexibility when strategic opportunities arise.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2003, HTM securities totaled $442.9 million and represented 22.5% of the total portfolio, compared with $549.2 million, or 30.3%, at the end of 2002. This decrease is from calls and maturities of securities, the proceeds of which were used to purchase shorter duration mortgage related securities.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 86% of the portfolio in U.S. Treasury and U.S. Government agencies obligations.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 69.9% of earning assets at March 31, 2003, compared with 71.6% at year-end 2002. At March 31, 2003, loans totaled $4.631 billion, a nominal increase from its level of $4.617 billion at December 31, 2002. Real estate lending continued to be positively impacted by record low interest rates while other loan areas have been negatively affected by a weakened economy.

Trustmark makes loans in the normal course of business to certain directors, including their immediate families and companies in which they are principal owners. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility at the time of the transaction.

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at March 31, 2003 and December 31, 2002, are shown in the accompanying table.
--------------------------------------------------------------------------------
Nonperforming Assets
($ in thousands)
                                                     March 31,      December 31,
                                                       2003             2002
                                                   ------------     ------------
Nonaccrual and restructured loans                  $     31,769     $     31,642
Other real estate (ORE)                                   7,281            6,298
                                                   ------------     ------------
     Total nonperforming assets                    $     39,050     $     37,940
                                                   ============     ============

Accruing loans past due 90 days or more            $      2,512     $      2,946
                                                   ============     ============

Nonperforming assets/total loans and ORE                  0.84%            0.82%
                                                   ============     ============
--------------------------------------------------------------------------------
Total nonperforming assets increased $1.1 million, or 2.9%, during the first quarter of 2003. Most of this growth was seen in the area of other real estate, which increased by $983 thousand, or 15.6% from the 2002 year-end level, and was comprised primarily of three larger commercial customers. The reserve coverage of nonperforming loans remains strong at 235.7% at March 31, 2003, a nominal change from 236.3% at December 31, 2002.

At March 31, 2003, the allowance for loan losses was $74.9 million, increasing $96 thousand, or 0.1%, from the year-end 2002 level of $74.8 million. The allowance for loan losses represented 1.62% of total loans outstanding at March 31, 2003, and December 31, 2002. As of March 31, 2003, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Net charge-offs were $2.9 million, or 0.26%, of average loans, for the quarter ended March 31, 2003, compared with $4.6 million, or 0.42% of average loans, for the prior year period. This improvement is primarily from gross charge-offs, which decreased $1.7 million, or 24.2%, when comparing the first quarters of 2003 and 2002. First quarter 2002 charge-offs were affected by four larger commercial loan losses totaling $2.1 million.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $27.0 million at March 31, 2003, an increase of $3.1 million, when compared with year-end 2002. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include both interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposits and individual retirement accounts. Total deposits were $4.978 billion at March 31, 2003, compared with $4.686 billion at December 31, 2002, an increase of $291.7 million, or 6.2%. This growth primarily came from seasonal increases in public interest-bearing demand deposits. During the first quarter of 2003, interest-bearing deposits increased $319.0 million, or 9.3%, while noninterest-bearing deposits decreased $27.3 million, or 2.2%. Trustmark's deposit mix remains favorable with noninterest-bearing deposits representing 24.6% of total deposits at March 31, 2003, compared with 26.7% at year-end 2002. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.138 billion at March 31, 2003, a decrease of $92.6 million, compared with $1.231 billion at year-end 2002. Trustmark has used the liquidity created by maturing securities as well as increased core deposits to reduce reliance on wholesale funding.

Long-term FHLB advances totaled $457.7 million at March 31, 2003, a decrease of $17.3 million from December 31, 2002. These totals include $250.0 million in advances with variable rates adjusting quarterly, while the remaining advances are fixed rate, primarily maturing from 2004 to 2006. Trustmark's use of these advances is significant in that it reduces the volatility of Trustmark's wholesale funding base by using long-term fixed rate products.

CONTINGENCIES

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests in regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective January 1, 2003, may reduce the likelihood of unexpected sizable awards. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

At December 31, 2002, Trustmark's pension plan was underfunded, requiring an accrual for minimum pension liability of $5.7 million. During the first quarter of 2003, the Board of Directors approved a tax-deductible contribution to the pension plan in the amount of $7.0 million. A minimum pension liability of $5.7 million will be reevaluated at the plan's measurement date, October 31, 2003.

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

Market/Interest Rate Risk Management
The primary purpose in managing interest rate risk is to invest capital effectively and preserve the value created by the core banking business. This is accomplished through the development and implementation of lending, funding, pricing and hedging strategies designed to maximize net interest income performance under varying interest rate environments subject to specific liquidity and interest rate risk guidelines.

Management has continued its concerted effort to decrease interest rate sensitivity through changes to the balance sheet mix and risk characteristics of assets and liabilities as well as through purchases of interest rate hedging instruments. Trustmark has significantly reduced its exposure to rising interest rates while experiencing lower growth in net interest income. During 2002, the balance sheet shifted from a liability sensitive position to an asset sensitive position, where it remains at March 31, 2003. Modeling static balances from March 31, 2003, it is estimated that net interest income may increase, possibly as much as 8%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This is a slight improvement in exposure to rising rates when compared to December 31, 2002. In a shocked, down 200 basis point rate shift scenario, net income may decline from the base case as much as 13% in a one-year horizon. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout the remainder of 2003. Management will continue to monitor the balance sheet as balances change and maintain a proactive stance to manage interest rate risk.

The primary tool utilized by the Asset/Liability Committee is a third-party modeling system which is widely accepted in the financial institutions industry. This system provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

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

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. This analysis is helpful in that it highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities, are utilized for sensitivity static gap analysis. Three-month gap analysis projected at March 31, 2003, reflected an asset gap of $22 million, shifting from a liability gap of $234 million at March 31, 2002. One-year gap analysis projected at March 31, 2003, reflected an asset gap of $258 million, an improvement from a liability gap of $146 million at March 31, 2002. This new static gap analysis indicates that Trustmark is better positioned for the possibility of a rising interest rate environment.

As part of Trustmark's risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Effective January 1, 2003, Trustmark has redesignated these derivative instruments as fair value hedges as permitted by SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended. Under SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case Trustmark would recognize changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. In contrast, Trustmark's previous designation of these derivatives as cash flow hedges resulted in changes in value being recognized in accumulated other comprehensive income, net of taxes, a component of Shareholders' Equity, and in earnings. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of March 31, 2003, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, nonprepayable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. The swap contracts are tied to the maturity of four separate FHLB advances maturing between 2005 and 2006.

RECENT PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management is in the process of evaluating the impact of this statement but does not expect it to have a material impact on Trustmark's consolidated financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in "Market/Interest Rate Risk Management" (pages 26-27) of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

For the period ending March 31, 2003, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Exchange Act) , under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the Principal Financial Officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that, as of March 31, 2003, Trustmark's disclosure controls and procedures were adequate to ensure that information required to be disclosed by Trustmark in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Subsequent to this review, there have been no significant changes in Trustmark's internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 2003, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.   Reports on Form 8-K

     1. On January 21, 2003, Trustmark filed a report on Form 8-K announcing its financial results for the period ended December 31, 2002.
     2. On January 28, 2003, Trustmark filed a report on Form 8-K announcing that Chairman and Chief Executive Officer Richard G. Hickson was making a presentation to analysts attending the 2003 Salomon Smith Barney Financial Services Conference. The report included the financial data that was presented at the conference.
     3. On February 11, 2003, Trustmark filed a report on Form 8-K announcing the results of a voluntary early retirement program.

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

                              TRUSTMARK CORPORATION


BY:    /s/ Richard G. Hickson                     BY:    /s/ Zach L. Wasson
       ----------------------                            ------------------
       Richard G. Hickson                                Zach L. Wasson
       Chairman of the Board, President                  Treasurer (Principal
       & Chief Executive Officer                         Financial Officer)

DATE:  May 14, 2003                               DATE:  May 14, 2003

                                  EXHIBIT INDEX

10-a Long Term Incentive Plan - Stock Options for key employees of Trustmark Corporation and its subsidiaries and members of the Board of Directors of Trustmark, as amended October 1, 2002.

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

                                                                    Exhibit 99-a

                                CERTIFICATION BY
                             CHIEF EXECUTIVE OFFICER
                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                         PURSUANT TO 18 U.S.C. ss. 1350


I, Richard G. Hickson, Chairman of the Board, President & Chief Executive Officer of Trustmark Corporation and Subsidiaries (Trustmark), hereby certify that the accompanying report on Form 10-Q (Report) for the period ending March 31, 2003, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 by Trustmark, fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Trustmark.



BY:    /s/ Richard G. Hickson
       ----------------------
       Richard G. Hickson
       Chairman of the Board, President
       & Chief Executive Officer

DATE:  May 14, 2003

                                                                    Exhibit 99-b

                                CERTIFICATION BY
                             CHIEF EXECUTIVE OFFICER
                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                                   PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Richard G. Hickson, certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Trustmark Corporation and Subsidiaries;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


BY:    /s/ Richard G. Hickson
       ----------------------
       Richard G. Hickson
       Chairman of the Board, President
       & Chief Executive Officer

DATE:  May 14, 2003

                                                                    Exhibit 99-c

                                CERTIFICATION BY
                             CHIEF FINANCIAL OFFICER
                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                         PURSUANT TO 18 U.S.C. ss. 1350


I, Zach L. Wasson, Treasurer of Trustmark, hereby certify that the accompanying report on Form 10-Q (Report) for the period ending March 31, 2003, and filed with the Securities and Exchange Commission on the date hereof pursuant to
Section 13(a) of the Securities Exchange Act of 1934 by Trustmark, fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Trustmark.



BY:    /s/ Zach L. Wasson
       ------------------
       Zach L. Wasson
       Treasurer (Principal
       Financial Officer)

DATE:  May 14, 2003

                                                                    Exhibit 99-d

                                CERTIFICATION BY
                             CHIEF FINANCIAL OFFICER
                     TRUSTMARK CORPORATION AND SUBSIDIARIES
                                   PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Zach L. Wasson, certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Trustmark Corporation and Subsidiaries;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


BY:    /s/ Zach L. Wasson
       ------------------
       Zach L. Wasson
       Treasurer (Principal
       Financial Officer)

DATE:  May 14, 2003