Form 10-Q
period 2003-06-30
TRUSTMARK CORP
filed 2003-08-13
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 2003.

          Title                                                      Outstanding
Common stock, no par value                                            58,661,746

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                       (Unaudited)
                                                         June 30,   December 31,
                                                          2003          2002
                                                       -----------   ----------
Assets
Cash and due from banks (noninterest-bearing)          $  345,050    $  357,427
Federal funds sold and securities purchased
    under reverse repurchase agreements                    19,561        23,957
Securities available for sale (at fair value)           1,536,935     1,262,570
Securities held to maturity (fair value:
    $329,991 - 2003; $578,150 - 2002)                     312,001       549,197
Loans held for sale                                       300,717       199,680
Loans                                                   4,525,236     4,417,686
Less allowance for loan losses                             74,819        74,771
                                                       ----------    ----------
   Net loans                                            4,450,417     4,342,915
Premises and equipment                                    103,767       104,113
Intangible assets                                         106,770       119,643
Other assets                                              198,081       179,204
                                                       ----------    ----------
     Total Assets                                      $7,373,299    $7,138,706
                                                       ==========    ==========

Liabilities
Deposits:
     Noninterest-bearing                               $1,306,795    $1,251,240
     Interest-bearing                                   3,659,985     3,435,056
                                                       ----------    ----------
         Total deposits                                 4,966,780     4,686,296
Federal funds purchased                                   418,553       319,985
Securities sold under repurchase agreements               557,498       634,993
Short-term borrowings                                     239,605       275,959
Long-term FHLB advances                                   457,624       475,000
Other liabilities                                          68,880        66,939
                                                       ----------    ----------
     Total Liabilities                                  6,708,940     6,459,172

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  59,014,613 shares -
        2003; 60,516,668 shares - 2002                     12,296        12,609
Capital surplus                                           152,981       188,652
Retained earnings                                         506,401       470,317
Accumulated other comprehensive (loss) income,
     net of tax                                            (7,319)        7,956
                                                       ----------    ----------
     Total Shareholders' Equity                           664,359       679,534
                                                       ----------    ----------
     Total Liabilities and Shareholders' Equity        $7,373,299    $7,138,706
                                                       ==========    ==========


See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                    ----------------------      ----------------------
                                                      2003          2002          2003          2002
                                                    --------      --------      --------      --------
Interest Income
Interest and fees on loans                          $ 71,168      $ 76,083      $141,867      $153,546
Interest on securities:
     Taxable                                          18,390        24,509        38,545        48,678
     Tax exempt                                        2,011         2,236         4,080         4,572
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements        94            96           176           195
Other interest income                                     11           575            23         1,345
                                                    --------      --------      --------      --------
     Total Interest Income                            91,674       103,499       184,691       208,336

Interest Expense
Interest on deposits                                  15,653        20,020        31,715        41,798
Interest on federal funds purchased and securities
     sold under repurchase agreements                  3,101         3,229         5,827         6,888
Other interest expense                                 4,731         5,459         9,763        10,930
                                                    --------      --------      --------      --------
     Total Interest Expense                           23,485        28,708        47,305        59,616
                                                    --------      --------      --------      --------
Net Interest Income                                   68,189        74,791       137,386       148,720
Provision for loan losses                              2,649         3,000         5,649         7,307
                                                    --------      --------      --------      --------

Net Interest Income After Provision
     for Loan Losses                                  65,540        71,791       131,737       141,413

Noninterest Income
Service charges on deposit accounts                   13,070        12,397        25,750        23,821
Other account charges and fees                         7,136         7,203        13,761        14,204
Insurance commissions                                  4,963         3,813         8,750         6,473
Mortgage servicing fees                                4,235         4,293         8,561         8,615
Trust service income                                   2,346         2,492         4,657         5,011
Gains on sales of loans                                5,251         2,169         9,144         3,674
Securities gains                                       4,021           376        12,169           516
Other income                                           1,064        (2,093)          477        (2,678)
                                                    --------      --------      --------      --------
     Total Noninterest Income                         42,086        30,650        83,269        59,636

Noninterest Expense
Salaries and employee benefits                        29,497        28,940        65,421        58,462
Net occupancy - premises                               3,160         2,906         6,146         5,695
Equipment expense                                      3,673         3,864         7,383         7,759
Services and fees                                      8,011         7,822        15,890        15,627
Amortization/impairment of intangible assets           8,749         2,837        20,404         3,823
Loan expense                                           2,432         2,389         4,803         4,941
Other expense                                          4,425         4,956         9,626         9,397
                                                    --------      --------      --------      --------
     Total Noninterest Expense                        59,947        53,714       129,673       105,704
                                                    --------      --------      --------      --------
Income Before Income Taxes                            47,679        48,727        85,333        95,345
Income taxes                                          16,515        17,324        29,685        33,613
                                                    --------      --------      --------      --------
Net Income                                          $ 31,164      $ 31,403      $ 55,648      $ 61,732
                                                    ========      ========      ========      ========
Earnings Per Share
     Basic                                          $   0.53      $   0.50      $   0.94      $   0.98
                                                    ========      ========      ========      ========
     Diluted                                        $   0.53      $   0.50      $   0.93      $   0.98
                                                    ========      ========      ========      ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                            2003        2002
                                                          ---------   ---------
Balance, January 1,                                       $ 679,534   $ 685,444
Comprehensive income:
     Net income per consolidated statements of income        55,648      61,732
     Net change in fair value of securities available
       for sale, net of tax                                 (18,241)      3,636
     Net change in fair value of cash flow hedges,
       net of tax                                             2,966      (1,332)
                                                          ---------   ---------
          Comprehensive income                               40,373      64,036
Cash dividends paid                                         (19,564)    (18,902)
Exercise of stock options and stock compensation expense      1,752           -
Repurchase and retirement of common stock                   (37,736)    (38,645)
                                                          ---------   ---------
Balance, June 30,                                         $ 664,359   $ 691,933
                                                          =========   =========






















See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2003        2002
                                                           --------    --------
Operating Activities
Net income                                                 $ 55,648    $ 61,732
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
        Provision for loan losses                             5,649       7,307
        Depreciation and amortization/impairment             26,326      10,274
        Net amortization (accretion) of securities            5,595        (412)
        Securities gains                                    (12,169)       (516)
        Gains on sales of loans                              (9,144)     (3,674)
        Deferred income tax (benefit) provision              (2,152)      1,927
        Proceeds from sales of loans                        637,783     438,873
        Purchases and originations of loans held for sale  (738,820)   (387,550)
        Net increase in intangible assets                    (7,531)     (7,025)
        Net increase in other assets                        (10,702)     (1,099)
        Net increase (decrease) in other liabilities          6,745        (773)
        Other operating activities, net                        (175)         56
                                                           --------    --------
Net cash (used in) provided by operating activities         (42,947)    119,120

Investing Activities
Proceeds from calls and maturities of securities held
     to maturity                                            315,329     134,228
Proceeds from calls and maturities of securities
     available for sale                                     145,545     159,985
Proceeds from sales of securities available for sale        265,904      12,935
Purchases of securities held to maturity                     (1,551)     (2,635)
Purchases of securities available for sale                 (785,362)   (102,067)
Net decrease in federal funds sold and securities
     purchased under reverse repurchase agreements            4,396     122,723
Net increase in loans                                      (104,007)    (63,344)
Purchases of premises and equipment                          (4,840)    (12,930)
Proceeds from sales of premises and equipment                   524          19
Proceeds from sales of other real estate                      2,353       1,739
Cash paid in business combinations                                -      (7,799)
                                                           --------    --------
Net cash (used in) provided by investing activities        (161,709)    242,854

Financing Activities
Net increase (decrease) in deposits                         280,484     (14,276)
Net increase (decrease) in federal funds purchased and
     securities sold under repurchase agreements             21,073    (325,740)
Net decrease in other borrowings                            (36,354)   (104,184)
(Maturities of) proceeds from long-term FHLB advances       (17,376)    100,000
Cash dividends                                              (19,564)    (18,902)
Proceeds from the exercise of stock options                   1,752           -
Repurchase and retirement of common stock                   (37,736)    (38,645)
                                                           --------    --------
Net cash provided by (used in) financing activities         192,279    (401,747)
                                                           --------    --------
Decrease in cash and cash equivalents                       (12,377)    (39,773)
Cash and cash equivalents at beginning of period            357,427     328,779
                                                           --------    --------
Cash and cash equivalents at end of period                 $345,050    $289,006
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

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS

On June 18, 2003, Trustmark and The Banc Corporation of Birmingham, Alabama, jointly announced the signing of a definitive purchase and assumption agreement pursuant to which TNB will acquire seven Florida branches of The Bank, a subsidiary of The Banc Corporation, for a $46.8 million deposit premium. These branches, known as the Emerald Coast Division, serve the markets from Destin to Panama City and have loans and deposits of approximately $221 million and $205 million, respectively. The transaction, which is subject to regulatory approval, is expected to be completed during the third quarter of 2003.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the six-month periods ended June 30 ($ in thousands):
                                                           2003          2002
                                                         --------      --------
Balance at beginning of year                             $ 74,771      $ 75,534
Provision charged to expense                                5,649         7,307
Loans charged off                                          (9,982)      (11,501)
Recoveries                                                  4,381         4,560
                                                         --------      --------
     Net charge-offs                                       (5,601)       (6,941)
                                                         --------      --------
   Balance at end of period                              $ 74,819      $ 75,900
                                                         ========      ========

At June 30, 2003 and 2002, the carrying amounts of nonaccrual loans were $28.9 million and $41.1 million, respectively. Included in these nonaccrual loans at June 30, 2003 and 2002, are loans that are considered to be impaired, which totaled $21.7 million and $33.3 million, respectively. At June 30, 2003, the total allowance for loan losses related to impaired loans was $5.5 million compared with $8.1 million at June 30, 2002. The average carrying amounts of impaired loans during the second quarter of 2003 and 2002 were $21.8 million and $33.6 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the second quarter of 2003 or 2002.

NOTE 4 - INTANGIBLE ASSETS

At June 30, 2003 and December 31, 2002, intangible assets, net of any applicable amortization or impairment, consisted of the following ($ in thousands):

                                                        June 30,    December 31,
                                                          2003          2002
                                                       ----------    ----------
Mortgage servicing rights                              $   37,680    $   48,827
Goodwill                                                   48,028        48,028
Other identifiable intangible assets:
     Core deposit intangibles                              17,837        19,288
     Insurance customer relationship intangibles            2,629         2,904
                                                       ----------    ----------
          Total amortizable                                20,466        22,192
     Pension plan intangible                                  596           596
                                                       ----------    ----------
          Total other identifiable intangible assets       21,062        22,788
                                                       ----------    ----------
Total intangible assets                                $  106,770    $  119,643
                                                       ==========    ==========

NOTE 5 - STOCK-BASED COMPENSATION

Prior to January 1, 2003, Trustmark accounted for incentive stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, because the exercise price of Trustmark's stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, Trustmark adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the provisions of these statements, Trustmark will account for incentive stock options prospectively for all awards granted, modified or settled after January 1, 2003. The following table reflects pro forma net income and earnings per share for the periods presented, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                   ------------------    ------------------
                                                     2003       2002       2003       2002
                                                   -------    -------    -------    -------
Net income, as reported                            $31,164    $31,403    $55,648    $61,732
Add:  Total stock-based employee compensation
    expense included in reported net income, net
    of related tax effects                              80          -         80          -
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                           (336)      (382)      (672)      (764)
                                                   -------    -------    -------    -------
Pro forma net income                               $30,908    $31,021    $55,056    $60,968
                                                   =======    =======    =======    =======
Earnings per share:
  As reported
     Basic                                         $  0.53    $  0.50    $  0.94    $  0.98
     Diluted                                          0.53       0.50       0.93       0.98

  Pro forma
     Basic                                         $  0.52    $  0.50    $  0.92    $  0.97
     Diluted                                          0.52       0.49       0.92       0.96

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

At June 30, 2003, the maximum potential amount of future payments Trustmark could be required to make under its standby letters of credit was $70.3 million, which also represented the maximum credit risk associated with these commitments. This amount consisted primarily of commitments with maturities of less than four years. These standby letters of credit have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2003, the fair value of collateral held was $23.2 million.

Legal Proceedings
Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel and Management's evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

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
                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------
Basic                                                  59,512,924     63,026,007
Dilutive shares (related to stock options)                154,459        201,590
                                                       ----------     ----------
Diluted                                                59,667,383     63,227,597
                                                       ==========     ==========

NOTE 8 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes approximating $30.2 million and $15.0 million during the six months ended June 30, 2003 and 2002, respectively. Interest paid on deposit liabilities and other borrowings approximated $48.3 million in the first six months of 2003 and $62.8 million in the first six months of 2002. For the six months ended June 30, 2003 and 2002, noncash transfers from loans to foreclosed properties were $2.9 million and $3.4 million, respectively.

NOTE 9 - RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement applies to three categories of freestanding financial instruments: 1) certain mandatorily redeemable instruments, 2) instruments with repurchase obligations and 3) instruments with obligations to issue a variable number of shares. The statement requires that previously issued instruments that fall within the scope of the statement must be reclassified as liabilities, and subsequent changes in the measurements of the instruments treated as liabilities must flow through to the income statement. For public companies, this statement became effective for all freestanding financial instruments entered into or modified after May 31, 2003. Otherwise it becomes effective at the beginning of the first interim period beginning after June 15, 2003. Currently, Trustmark does not have any financial instruments within the scope of this statement.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The effects of this statement did not have a material impact on Trustmark's consolidated financial position or results of operations upon adoption on June 30, 2003.

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

Trustmark evaluates performance and allocates resources based on the profit or loss of the individual segments. Trustmark utilizes matched maturity transfer pricing to assign cost of funding to assets and earnings credits to liabilities with a corresponding offset to the Operations Division. Trustmark allocates noninterest expense based on various activity-based costing statistics.
Excluding internal funding, Trustmark does not have inter-company revenues or expenses. Additionally, segment income tax expense is calculated using the marginal tax rate. The difference between the marginal and effective tax rate is included in the Operations Division.

The tables on pages 11 and 12 disclose financial information, by segment, for the periods ended June 30, 2003 and 2002. The prior year period has been restated to conform to the current presentation.

Trustmark Corporation
Segment Information
($ in thousands)

                                      Consumer    Commercial   Investment   Operations
                                      Division     Division     Division     Division      Total
                                     ----------   ----------   ----------   ----------   ----------
For the three months ended
June 30, 2003
----------------------------------
Net interest income from
    external customers               $   41,283   $   12,876   $    1,212   $   12,818   $   68,189
Internal funding                          7,809       (1,725)          12       (6,096)           -
                                     ----------   ----------   ----------   ----------   ----------
Net interest income                      49,092       11,151        1,224        6,722       68,189
Provision for loan losses                 2,623           34           (7)          (1)       2,649
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses            46,469       11,117        1,231        6,723       65,540
Noninterest income                       30,188        1,669        4,889        5,340       42,086
Noninterest expense                      47,960        3,876        4,403        3,708       59,947
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes               28,697        8,910        1,717        8,355       47,679
Income taxes                             10,022        3,074          624        2,795       16,515
                                     ----------   ----------   ----------   ----------   ----------
Segment net income                   $   18,675   $    5,836   $    1,093   $    5,560   $   31,164
                                     ==========   ==========   ==========   ==========   ==========

Selected Financial Information
     Average assets                  $4,057,600   $1,110,821   $  118,830   $2,059,945   $7,347,196
     Depreciation and amortization   $    9,406   $      108   $      105   $    2,075   $   11,694

For the three months ended
June 30, 2002
----------------------------------
Net interest income from
    external customers               $   38,998   $   15,072   $    1,230   $   19,491   $   74,791
Internal funding                          7,977       (4,150)        (241)      (3,586)           -
                                     ----------   ----------   ----------   ----------   ----------
Net interest income                      46,975       10,922          989       15,905       74,791
Provision for loan losses                 2,221          (23)        (121)         923        3,000
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses            44,754       10,945        1,110       14,982       71,791
Noninterest income                       24,139        1,798        5,440         (727)      30,650
Noninterest expense                      42,708        3,445        4,172        3,389       53,714
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes               26,185        9,298        2,378       10,866       48,727
Income taxes                              9,090        3,208          880        4,146       17,324
                                     ----------   ----------   ----------   ----------   ----------
Segment net income                   $   17,095   $    6,090   $    1,498   $    6,720   $   31,403
                                     ==========   ==========   ==========   ==========   ==========

Selected Financial Information
     Average assets                  $3,790,103   $1,090,348   $   97,007   $1,809,754   $6,787,212
     Depreciation and amortization   $    3,594        $ 116   $       84   $    2,304   $    6,098

Trustmark Corporation
Segment Information
($ in thousands)

                                      Consumer    Commercial   Investment   Operations
                                      Division     Division     Division     Division      Total
                                     ----------   ----------   ----------   ----------   ----------
For the six months ended
June 30, 2003
----------------------------------
Net interest income from
    external customers               $   81,205   $   26,084   $    2,437   $   27,660   $  137,386
Internal funding                         15,847       (4,313)         (21)     (11,513)           -
                                     ----------   ----------   ----------   ----------   ----------
Net interest income                      97,052       21,771        2,416       16,147      137,386
Provision for loan losses                 5,212           90          (22)         369        5,649
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses            91,840       21,681        2,438       15,778      131,737
Noninterest income                       55,506        3,608        9,683       14,472       83,269
Noninterest expense                     100,014        7,605        8,726       13,328      129,673
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes               47,332       17,684        3,395       16,922       85,333
Income taxes                             16,554        6,101        1,247        5,783       29,685
                                     ----------   ----------   ----------   ----------   ----------
Segment net income                   $   30,778   $   11,583   $    2,148   $   11,139   $   55,648
                                     ==========   ==========   ==========   ==========   ==========

Selected Financial Information
     Average assets                  $3,994,627   $1,109,674   $  118,339   $1,996,228   $7,218,868
     Depreciation and amortization   $   21,742   $      222   $      210   $    4,152   $   26,326


For the six months ended
June 30, 2002
----------------------------------
Net interest income from
    external customers               $   77,579   $   29,546   $    2,469   $   39,126   $  148,720
Internal funding                         16,087       (8,645)        (559)      (6,883)           -
                                     ----------   ----------   ----------   ----------   ----------
Net interest income                      93,666       20,901        1,910       32,243      148,720
Provision for loan losses                 4,830        1,833         (130)         774        7,307
                                     ----------   ----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses            88,836       19,068        2,040       31,469      141,413
Noninterest income                       45,611        3,472       10,982         (429)      59,636
Noninterest expense                      83,991        6,841        8,349        6,523      105,704
                                     ----------   ----------   ----------   ----------   ----------
Income before income taxes               50,456       15,699        4,673       24,517       95,345
Income taxes                             17,506        5,416        1,723        8,968       33,613
                                     ----------   ----------   ----------   ----------   ----------
Segment net income                   $   32,950     $ 10,283   $    2,950   $   15,549   $   61,732
                                     ==========   ==========   ==========   ==========   ==========

Selected Financial Information
     Average assets                  $3,801,554   $1,083,838   $   96,670   $1,852,879   $6,834,941
     Depreciation and amortization   $    5,292   $      228   $      172   $    4,582   $   10,274

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

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of June 30, 2003, Trustmark and its subsidiaries employed 2,286 full-time equivalent employees.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in Trustmark's Management's Discussion and Analysis of Financial Condition and Results of Operations are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions are intended to identify these forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. These risks could cause actual results to differ materially from current expectations of Management and include the following:

   o The level of nonperforming assets, charge-offs and provision expense can be affected by local, state and national economic and market conditions as well as Management's judgments regarding collectibility of loans.
   o Material changes in market interest rates can materially affect many aspects of Trustmark's financial condition and results of operations. Trustmark is exposed to the potential of losses arising from adverse changes in market interest rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments. Factors that may affect the market interest rates include local, regional and national economic conditions; utilization and effectiveness of market interest rate contracts; and the availability of wholesale and retail funding sources to Trustmark. Many of these factors are outside Trustmark's control.

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level Management and the Board of Directors believe is adequate to absorb estimated probable losses within the loan portfolio. A formal analysis is prepared monthly to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The analysis for loan losses considers any identified impairment as well as estimates which have been determined by applying specific allowance factors to the commercial and consumer loan portfolios.

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

Mortgage Servicing Rights
Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights have been retained, Trustmark allocates the cost of the loan and the servicing right based on their relative fair values. In determining the fair value of mortgage servicing rights, Trustmark relies on assumptions regarding factors such as mortgage interest rates, discount rates, mortgage loan prepayment speeds, market trends and industry demands. Any change in these assumptions could produce different fair values of mortgage servicing rights. Impairment, if any, for mortgage servicing rights is recognized through a valuation allowance with a corresponding charge to noninterest expense that is determined using estimated fair values with the loans stratified by product type and term. As of June 30, 2003, mortgage servicing rights had a gross carrying amount of $60.1 million with a valuation allowance of $22.4 million. As of year-end 2002, mortgage servicing rights had a gross carrying amount of $61.3 million with a valuation allowance of $12.5 million.

Fair Values
Determining the fair value of net assets acquired through business combinations, including the recognition of intangible assets, involves a high degree of judgment and complexity. Certain assets, such as loans held for sale, are accounted for at the lower of cost or fair value. Some of these assets do not have readily available market quotations and require an estimation of their fair value. Additionally, certain recorded assets, such as goodwill and core deposit intangibles, are subject to periodic impairment analysis. As of June 30, 2003, Trustmark had unamortized goodwill totaling $48.0 million and other identifiable intangible assets subject to amortization totaling $21.1 million. These intangible assets are evaluated for impairment periodically. Impairment, if any, for goodwill and other identifiable intangible assets would be charged to noninterest expense.

BUSINESS COMBINATIONS

On June 18, 2003, Trustmark and The Banc Corporation of Birmingham, Alabama, jointly announced the signing of a definitive purchase and assumption agreement pursuant to which TNB will acquire seven Florida branches of The Bank, a subsidiary of The Banc Corporation, for a $46.8 million deposit premium. These branches, known as the Emerald Coast Division, serve the markets from Destin to Panama City and have loans and deposits of approximately $221 million and $205 million, respectively. The transaction, which is subject to regulatory approval, is expected to be completed during the third quarter of 2003.

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

FINANCIAL SUMMARY HIGHLIGHTS

Basic earnings per share was $0.53 for the second quarter of 2003, which represents a 6.0% increase compared to $0.50 for the second quarter of 2002. Net income for the second quarter of 2003 totaled $31.2 million, compared to $31.4 million for the prior year period, and resulted in a return on average assets of 1.70% and a return on average equity of 18.76%. Basic earnings per share for the six months ended June 30, 2003, was $0.94 compared to $0.98 for 2002.
Trustmark's net income for the first half of 2003 totaled $55.6 million, compared to $61.7 million for the prior year period, and resulted in a return on average assets of 1.55% and a return on average equity of 16.83%. Earnings during the first quarter of 2003 included an after-tax charge of $4.1 million, or $0.07 per share, associated with Trustmark's voluntary early retirement program. At June 30, 2003, Trustmark reported total loans of $4.826 billion, total assets of $7.373 billion, total deposits of $4.967 billion and shareholders' equity of $664.4 million.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Tables on pages 17 and 18 show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

As interest rates remain at historically low levels, Management has been challenged to position the balance sheet to mitigate the compression of net interest income. Funds provided from maturities, paydowns and sales of securities have been used to fund loan growth and purchases of additional securities to maintain sufficient levels of earning assets. Trustmark also reduced interest expense on FHLB advances by engaging in various swap agreements during the second quarter of 2003. Trustmark will continue to manage the overall risk exposure present during significant movements in interest rates and reduce the impact of interest rate movement on net interest income. For additional discussion, see Market/Interest Rate Risk Management beginning on page 27.

Net interest income-FTE for the three-month and six-month periods ended June 30, 2003, decreased $6.8 million, or 8.9%, and $11.7 million, or 7.7%, respectively, compared to figures one year earlier. The continuing decline in interest rates experienced during 2003 and 2002 has impacted both assets and liabilities. Earning asset yields declined at a faster rate than interest-bearing liability rates, resulting in declines in the NIM of 81 basis points and 64 basis points when comparing the three-month and six-month periods ended June 30, 2003, with the same periods in 2002.

--------------------------------------------------------------------------------
Yield/Rate Analysis Table
($ in thousands)

                                                         For the Three Months Ended June 30,
                                           ---------------------------------------------------------------
                                                        2003                             2002
                                           ------------------------------   ------------------------------
                                             Average               Yield/     Average               Yield/
                                             Balance    Interest    Rate      Balance    Interest    Rate
                                           ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements             $   31,055   $     94    1.21%   $   22,224   $     96    1.73%
    Securities - taxable                    1,782,044     18,390    4.14%    1,485,367     24,509    6.62%
    Securities - nontaxable                   156,570      3,094    7.93%      173,109      3,440    7.97%
    Loans, including loans held for sale    4,742,289     72,157    6.10%    4,488,719     77,749    6.95%
                                           ----------   --------            ----------   --------
    Total interest-earning assets           6,711,958     93,735    5.60%    6,169,419    105,794    6.88%
Cash and due from banks                       306,173                          274,572
Other assets                                  404,207                          418,600
Allowance for loan losses                     (75,142)                         (75,379)
                                           ----------                       ----------
        Total Assets                       $7,347,196                       $6,787,212
                                           ==========                       ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits              $3,654,264     15,653    1.72%   $3,538,272     20,020    2.27%
    Federal funds purchased and
        securities sold under
        repurchase agreements               1,040,233      3,101    1.20%      768,239      3,229    1.69%
    Borrowings                                728,779      4,731    2.60%      691,069      5,459    3.17%
                                           ----------   --------            ----------   --------
        Total interest-bearing liabilities  5,423,276     23,485    1.74%    4,997,580     28,708    2.30%
                                                        --------                         --------
Noninterest-bearing demand deposits         1,199,182                        1,059,806
Other liabilities                              58,474                           56,167
Shareholders' equity                          666,264                          673,659
                                           ----------                       ----------
        Total Liabilities and
            Shareholders' Equity           $7,347,196                       $6,787,212
                                           ==========                       ==========

        Net Interest Margin                               70,250    4.20%                  77,086    5.01%

Less tax equivalent adjustment                             2,061                            2,295
                                                        --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                       $ 68,189                         $ 74,791
                                                        ========                         ========

Average interest-earning assets for the first half of 2003 were $6.583 billion, compared with $6.213 billion for the first half of 2002, an increase of $370.0 million, or 6.0%. This growth is primarily seen in average loans, which increased 4.5% during first six months of 2003 from the same period in 2002, as Trustmark effectively utilized the liquidity from maturing securities to fund loan growth, which yielded higher returns than securities during this period. However, yields have been negatively impacted by the declining interest rate environment as the yield on average earning assets dropped from 6.91% during the first six months of 2002 to 5.79% for the same period in 2003, a decrease of 112 basis points. As a result, interest income-FTE decreased by $24.1 million, or 11.3%, during the first half of 2003 when compared with the prior year period.

--------------------------------------------------------------------------------
Yield/Rate Analysis Table
($ in thousands)

                                                          For the Six Months Ended June 30,
                                           ---------------------------------------------------------------
                                                        2003                             2002
                                           ------------------------------   ------------------------------
                                             Average               Yield/     Average               Yield/
                                             Balance    Interest    Rate      Balance    Interest    Rate
                                           ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements             $   30,381   $    176    1.17%   $   23,415   $    195    1.68%
    Securities - taxable                    1,713,404     38,545    4.54%    1,532,684     48,678    6.40%
    Securities - nontaxable                   158,756      6,277    7.97%      176,631      7,034    8.03%
    Loans, including loans held for sale    4,680,028    143,960    6.20%    4,479,874    157,107    7.07%
                                           ----------   --------            ----------   --------
    Total interest-earning assets           6,582,569    188,958    5.79%    6,212,604    213,014    6.91%
Cash and due from banks                       304,283                          280,164
Other assets                                  407,159                          417,544
Allowance for loan losses                     (75,143)                         (75,371)
                                           ----------                       ----------
        Total Assets                       $7,218,868                       $6,834,941
                                           ==========                       ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits              $3,602,884     31,715    1.78%   $3,529,165     41,798    2.39%
    Federal funds purchased and
        securities sold under
        repurchase agreements                 983,534      5,827    1.19%      829,617      6,888    1.67%
    Borrowings                                722,708      9,763    2.72%      689,358     10,930    3.20%
                                           ----------   --------            ----------   --------
        Total interest-bearing liabilities  5,309,126     47,305    1.80%    5,048,140     59,616    2.38%
                                                        --------                         --------
Noninterest-bearing demand deposits         1,179,174                        1,049,627
Other liabilities                              63,735                           62,795
Shareholders' equity                          666,833                          674,379
                                           ----------                       ----------
        Total Liabilities and
            Shareholders' Equity           $7,218,868                       $6,834,941
                                           ==========                       ==========

        Net Interest Margin                              141,653    4.34%                 153,398    4.98%

Less tax equivalent adjustment                             4,267                            4,678
                                                        --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                       $137,386                         $148,720
                                                        ========                         ========

--------------------------------------------------------------------------------

Average interest-bearing liabilities for the six months ended June 30, 2003 totaled $5.309 billion, compared with $5.048 billion for the prior year period, an increase of $261.0 million, or 5.2%. Average interest-bearing deposits increased, as well as federal funds purchased, repurchase agreements and borrowings. Although interest-bearing liabilities have increased, interest expense has continued to decrease due to the declining interest rate environment. The average rates on interest-bearing liabilities for the first six months of 2003 and 2002, were 1.80% and 2.38%, respectively, a decrease of 58 basis points. As a result of these factors, total interest expense for the first half of 2003 decreased $12.3 million, or 20.7%, when compared with figures from the prior year.

Trustmark's use of derivative financial instruments positively impacted the NIM in both 2002 and 2003. Interest rate contracts provided $1.3 million of additional interest income as the floor reached its strike price during first half of 2002. During the second quarter of 2003, Trustmark implemented the use of swap agreements and reduced interest expense by $218 thousand. For additional discussion, see Market/ Interest Rate Risk Management beginning on page 27.

Provision for Loan Losses
Trustmark's provision for loan losses totaled $2.6 million and $5.6 million, respectively, for the three- month and six-month periods ended June 30, 2003, compared with $3.0 million and $7.3 million, respectively, for the same periods in 2002. As a percentage of average loans, the provision was 0.24% for the first half of 2003 compared with 0.33% for the prior year period. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. See further discussion of the Allowance for Loan Losses in Critical Accounting Policies beginning on page 14, as well as the discussion of Loans and Allowance for Loan Losses beginning on page 25.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $83.3 million for the first six months of 2003, an increase of $23.6 million, or 39.6%, from the prior year period. NII represented 31.1% of total revenues in the six months ended June 30, 2003, versus 22.3% in the first half of 2002. The comparative components of noninterest income for the six-month periods ended June 30, 2003 and 2002, are shown in the accompanying table on page 20.

The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 8.1% in the first half of 2003 over the prior year period. This increase was primarily the result of courtesy overdraft protection, which was introduced during the third quarter of 2002, as well as from increased transaction volume.

Other account charges and fees totaled $13.8 million in the first half of 2003, a decrease of $443 thousand, or 3.1%, when compared with the prior year period. Decreasing revenues from market driven products was the primary factor in this decline as reductions were seen in brokerage and advisory services and float-related revenues. Offsetting this decrease were increases in bankcard fees from the repricing of merchant discount rates and increased debit card usage by individuals.

Insurance commissions were $8.8 million for the first six months of 2003, compared to $6.5 million in the first half of 2002, an increase of $2.3 million, or 35.2%. This growth was primarily from the Chandler Sampson Insurance (CSI) business combination, which was completed on June 28, 2002, as well as intensified sales efforts and increased pricing by insurance companies.

During the six months ended June 30, 2003, mortgage servicing fees totaled $8.6 million, maintaining the level from the prior year period. Increased prepayments during the period slowed the overall growth of the mortgage servicing portfolio. Trustmark serviced mortgage loans with average balances of $3.4 billion in the first half of 2003 and $3.6 billion in the prior year period.

Trust service income was $4.7 million for the first six months of 2003, a decrease of $354 thousand when compared with the prior year period, as continued weakness in capital markets slowed growth in this area. Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $7.1 billion at June 30, 2003.

Gains on sales of loans were $9.1 million in the six months ended June 30, 2003, compared with $3.7 million in the prior year period. During the second quarter of 2003, Trustmark sold $63 million of its student loan portfolio for a gain of $1.8 million. Intermittently, Trustmark sells delinquent GNMA loans from its servicing portfolio, which allows Trustmark to eliminate costly collection efforts. Trustmark has recorded gains of $2.4 million from these sales in the first half of 2003, compared with $507 thousand in the prior year period. Excluding the impact of these specific transactions, gains on sales of loans from secondary marketing activity experienced volume-driven growth of $1.7 million during the first six months of 2003 compared with the same period in 2002 from an increased volume of branch-originated loans and the continued benefit of a falling interest rate environment.

Noninterest Income
($ in thousands)
                                         Six Months Ended
                                             June 30,
                                       -------------------
                                         2003       2002     $ Change   % Change
                                       --------   --------   --------   --------
Service charges on deposit accounts    $ 25,750   $ 23,821   $  1,929       8.1%
Other account charges and fees           13,761     14,204       (443)     -3.1%
Insurance commissions                     8,750      6,473      2,277      35.2%
Mortgage servicing fees                   8,561      8,615        (54)     -0.6%
Trust service income                      4,657      5,011       (354)     -7.1%
Gains on sales of loans                   9,144      3,674      5,470     148.9%
Securities gains                         12,169        516     11,653    2258.3%
Other income                                477     (2,678)     3,155     117.8%
                                       --------   --------   --------
    Total Noninterest Income           $ 83,269   $ 59,636   $ 23,633      39.6%
                                       ========   ========   ========

--------------------------------------------------------------------------------

Securities gains totaled $12.2 million during the first half of 2003, compared with $516 thousand during the first half of 2002. During the first six months of 2003, significant price changes in certain available for sale (AFS) portfolio securities enabled Trustmark to sell securities with a total fair value of $288.1 million, which provided the opportunity to restructure a portion of the portfolio to reduce price volatility in an extremely low interest rate cycle. Management considers the investment portfolio as an integral tool in the management of interest rate risk.

During the six-month period ended June 30, 2003, other income was $477 thousand, a $3.2 million increase from the $2.7 million loss recognized in the prior year period. Valuation adjustments on Trustmark's interest rate caps and floors had the greatest impact on other income, with losses of $628 thousand and $2.9 million for the first six months of 2003 and 2002, respectively. Although the intent of interest rate caps and floors is to provide protection against excessive interest rate movement over a period of years that may be detrimental to Trustmark's earnings, fair value accounting is used to carry derivative financial instruments with changes in value recognized currently in earnings as other income. These noncash charges against income may be reversed, in whole or in part, if interest rates increase prior to the expiration of the interest rate caps currently held by Trustmark, which expire in 2006. The fair value of these interest rate contracts was $102 thousand and $8.1 million at June 30, 2003 and 2002, respectively.

Noninterest Expense
Trustmark's noninterest expense increased $24.0 million, or 22.7%, in the first six months of 2003 to $129.7 million, compared with $105.7 million in the first half of 2002. This increase is primarily seen in two categories, salaries and employee benefits and amortization/impairment of intangible assets. The comparative components of noninterest expense for the six months ended June 30, 2003 and 2002, are shown in the accompanying table.

--------------------------------------------------------------------------------
Noninterest Expense
($ in thousands)
                                         Six Months Ended
                                             June 30,
                                       -------------------
                                         2003       2002     $ Change   % Change
                                       --------   --------   --------   --------
Salaries and employee benefits         $ 65,421   $ 58,462   $  6,959      11.9%
Net occupancy - premises                  6,146      5,695        451       7.9%
Equipment expense                         7,383      7,759       (376)     -4.8%
Services and fees                        15,890     15,627        263       1.7%
Amortization/impairment of intangible
    assets                               20,404      3,823     16,581     433.7%
Loan expense                              4,803      4,941       (138)     -2.8%
Other expense                             9,626      9,397        229       2.4%
                                       --------   --------   --------
    Total Noninterest Expense          $129,673   $105,704   $ 23,969      22.7%
                                       ========   ========   ========

--------------------------------------------------------------------------------

Salaries and employee benefits, the largest category of noninterest expense, were $65.4 million in the first half of 2003 and $58.5 million in the prior year period, an increase of $7.0 million, or 11.9%. This increase is primarily from $6.3 million of expense recognized for Trustmark's early retirement program. This program was accepted by 116 employees, or 4.75% of the workforce, and is expected to result in significant savings during the remainder of 2003. These savings should also enhance earnings in 2004.

Amortization/impairment expense associated with intangible assets totaled $20.4 million for the first half of 2003, compared with $3.8 million in the prior year period. The increase experienced during the 2003 period included $9.9 million for additional impairment of mortgage servicing rights compared with a $2.0 million impairment reversal in the prior period. Growth in the impairment allowance results from the continued reduction in long-term mortgage rates and the related increase in prepayments of mortgage loans, which had a negative impact on the fair value of Trustmark's mortgage servicing portfolio. This charge against income may be reversed, in whole or in part, if refinancing slows or the expected life of the mortgage servicing portfolio lengthens. Amortization of mortgage servicing rights increased by $4.6 million as a result of increased refinancings during a period of historically low interest rates, which shortened the expected life of the mortgage servicing portfolio and required a faster amortization of existing mortgage servicing rights. The 2003 period also included $276 thousand of amortization of insurance customer relationship intangibles from the CSI business combination.

Income Taxes
For the six months ended June 30, 2003, Trustmark's combined effective tax rate was 34.8%, compared with 35.3% for the first half of 2002. The decrease in Trustmark's effective tax rate is due to immaterial changes in various permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. With mortgage rates at historical lows, increased prepayments on mortgage loans have also provided an additional source of liquidity for Trustmark. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At June 30, 2003, these arrangements gave Trustmark approximately $1.426 billion in borrowing capacity, compared with $1.482 billion as of December 31, 2002. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $125.0 million in short-term advances and $457.6 million in long-term advances at June 30, 2003, compared with $107.7 million in short-term advances and $475.0 million in long-term advances at December 31, 2002. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $540.8 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At June 30, 2003, Trustmark had approximately $536 million available in borrowing capacity at the Discount Window from pledges of auto loans and securities, compared with $541 million available at December 31, 2002. In June 2002, Trustmark entered into a two-year line of credit arrangement enabling borrowings up to $50 million, subject to certain financial covenants. As of June 30, 2003, Trustmark had not drawn upon this line of credit.

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

On April 9, 2002, the shareholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to authorize the issuance of up to 20 million preferred shares with no par value. The Board of Directors believes that authorizing preferred shares for potential issuance is advisable and in the best interests of Trustmark. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility. As of June 30, 2003, no such shares have been issued.

CAPITAL RESOURCES

At June 30, 2003, Trustmark's shareholders' equity was $664.4 million, a decrease of $15.2 million, or 2.2%, from its level at December 31, 2002. This decline in shareholders' equity is due primarily to the change in accumulated other comprehensive income resulting from a decline in the valuation of AFS securities. Net income for the six months ended June 30, 2003, totaled $55.6 million and was offset by dividends in the amount of $19.6 million and shares repurchased at a cost of $37.7 million.

Common Stock Repurchase Program
On July 15, 2003, the Board of Directors of Trustmark authorized an additional plan to repurchase up to 5% of common stock, or approximately 3.0 million shares, subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 21.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 17.2 million shares for $363.4 million, including 1.6 million shares during the first half of 2003 for $37.7 million. The current remaining authorization is approximately 4.3 million shares. On October 15, 2002, the Board of Directors of Trustmark authorized the transfer of $200.0 million from retained earnings to surplus to replenish funds used in the common stock repurchase program.

Dividends
Dividends for the first six months of 2003 were $0.33 per share, increasing 10.0% when compared with dividends of $0.30 per share for the prior-year period. Trustmark's dividend payout ratio, which is dividends per share divided by earnings per share, was 35.11% for the first half of 2003, compared with 30.61% for the same period in 2002.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards, but also the well capitalized guidelines for regulatory capital. Management believes, as of June 30, 2003, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At June 30, 2003, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the table on page 23. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

--------------------------------------------------------------------------------
Regulatory Capital
($ in thousands)

                                                                    June 30, 2003
                                            --------------------------------------------------------------
                                                                                        Minimum Regulatory
                                             Actual Regulatory    Minimum Regulatory      Provision to be
                                                  Capital          Capital Required      Well Capitalized
                                            ------------------    ------------------    ------------------
                                             Amount      Ratio     Amount      Ratio     Amount      Ratio
                                            --------    ------    --------    ------    --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                    $655,400    13.76%    $380,934     8.00%           -         -
   Trustmark National Bank                   635,793    13.62%     373,464     8.00%    $466,830    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                    $595,690    12.51%    $190,467     4.00%           -         -
   Trustmark National Bank                   577,271    12.37%     186,732     4.00%    $280,098     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                    $595,690     8.19%    $218,230     3.00%           -         -
   Trustmark National Bank                   577,271     8.10%     213,813     3.00%    $356,355     5.00%

--------------------------------------------------------------------------------

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At June 30, 2003, earning assets were $6.694 billion, or 90.79% of total assets, compared with $6.453 billion, or 90.40% of total assets at December 31, 2002, an increase of $241.4 million, or 3.7%. The primary component of this growth was a 4.5% increase in loans in a period of low interest rates.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative and a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates, to support profitability and to offset risks incurred by business units. When evaluating the performance of the securities portfolio, Management considers not only interest income but also the flexibility and liquidity provided by changes in fair value. At June 30, 2003, Trustmark's securities portfolio totaled $1.849 billion, compared to $1.812 billion at December 31, 2002, an increase of $37.2 million, or 2.1%.

The securities portfolio is a powerful risk management tool that enables Management to control both the invested balance and the duration of securities. In addition to first quarter 2003 sales of $99.1 million of securities, significant price changes in certain portfolio securities enabled Trustmark to sell securities with a total fair value of $189.0 million during the second quarter of 2003. Approximately $137.8 million of proceeds from the second quarter securities sales were reinvested in short-term treasury and agency securities. Trustmark has continued its strategy of reducing price volatility in the investment portfolio as indicated by duration. The estimated duration of the portfolio was measured to be 2.83 years at December 31, 2001, 1.94 years at December 31, 2002, and 1.54 years at June 30, 2003. By reducing the duration of the portfolio, Trustmark has reduced exposure to volatile interest rates while increasing liquidity and flexibility. Management intends to keep the portfolio near historically low duration levels while the interest rate cycle is in a stage of lower yields.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At June 30, 2003, AFS securities totaled $1.537 billion, which represented 83.1% of the securities portfolio, compared to $1.263 billion, or 69.7%, at December 31, 2002. At June 30, 2003, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities and other securities, primarily Federal Reserve Bank and FHLB stock. At June 30, 2003, unrealized losses on AFS securities of $6.8 million, net of $2.6 million of deferred income tax benefits, were included in accumulated other comprehensive income, compared with gains of $22.8 million, net of $8.7 million in income taxes, at December 31, 2002.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2003, HTM securities totaled $312.0 million and represented 16.9% of the total portfolio, compared with $549.2 million, or 30.3%, at the end of 2002. This decrease is from calls and maturities of securities, the proceeds of which were used to purchase shorter duration mortgage related securities.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 85% of the portfolio in U.S. Treasury and U.S. Government agencies obligations.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 72.1% of earning assets at June 30, 2003, compared with 71.6% at year-end 2002. At June 30, 2003, loans totaled $4.826 billion, a 4.5% increase from its level of $4.617 billion at December 31, 2002. Real estate lending continued to be positively impacted by record low interest rates while other loan areas have been negatively affected by a weakened economy.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at June 30, 2003 and December 31, 2002, are shown in the accompanying table.

--------------------------------------------------------------------------------
Nonperforming Assets
($ in thousands)
                                                     June 30,       December 31,
                                                       2003             2002
                                                   ------------     ------------
Nonaccrual and restructured loans                  $     28,916     $     31,642
Other real estate (ORE)                                   7,116            6,298
                                                   ------------     ------------
     Total nonperforming assets                    $     36,032     $     37,940
                                                   ============     ============

Accruing loans past due 90 days or more            $      2,183     $      2,946
                                                   ============     ============

Nonperforming assets/total loans and ORE                  0.75%            0.82%
                                                   ============     ============

--------------------------------------------------------------------------------

Total nonperforming assets decreased $1.9 million, or 5.0%, during the first half of 2003. Most of this decline was attributable to loans returned to accrual status as the result of an intensified review of nonaccrual loans less than $100 thousand. The allowance coverage of nonperforming loans remains strong at 258.7% at June 30, 2003, compared with 236.3% at December 31, 2002.

At June 30, 2003, the allowance for loan losses was $74.8 million, maintaining the year-end 2002 level. The allowance for loan losses represented 1.55% of total loans outstanding at June 30, 2003, compared to 1.62% at December 31, 2002. As of June 30, 2003, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Net charge-offs were $5.6 million, or 0.24% of average loans, for the six months ended June 30, 2003, compared with $6.9 million, or 0.31% of average loans, for the prior year period. This improvement is primarily from gross charge-offs of commercial purpose loans, which decreased $1.4 million when comparing the first six months of 2003 and 2002. Charge-offs for the first half of 2002 were affected by five larger commercial loan losses totaling $2.6 million.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $19.6 million at June 30, 2003, a decrease of $4.4 million when compared with year-end 2002. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include both interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposits and individual retirement accounts. Total deposits were $4.967 billion at June 30, 2003, compared with $4.686 billion at December 31, 2002, an increase of $280.5 million, or 6.0%. This growth primarily came from seasonal increases in public interest-bearing demand deposits. During the first half of 2003, interest-bearing deposits increased $224.9 million, or 6.5%, and noninterest-bearing deposits increased $55.6 million, or 4.4%. Trustmark's deposit mix remains favorable with noninterest-bearing deposits representing 26.3% of total deposits at June 30, 2003, compared with 26.7% at year-end 2002. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.216 billion at June 30, 2003, a decrease of $15.3 million, compared with $1.231 billion at year-end 2002. Trustmark has used the liquidity created by maturing securities as well as increased core deposits to reduce reliance on wholesale funding.

Long-term FHLB advances totaled $457.6 million at June 30, 2003, a decrease of $17.4 million from December 31, 2002. These totals include $250.0 million in advances with variable rates adjusting quarterly, while the remaining advances are fixed rate, primarily maturing from 2004 to 2006. During the second quarter of 2003, Trustmark implemented the use of swap agreements, effectively converting $100.0 million of the fixed rate advances to variable rates. For further discussion, see Market/Interest Rate Risk Management beginning on page 27.

CONTINGENCIES

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests in regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective January 1, 2003, may reduce the likelihood of unexpected sizable awards. At the present time, Management believes, based on the advice of legal counsel and Management's evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations.

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

Management has continued to maintain a balance sheet position that mitigates adverse effects of rising interest rates. Modeling static balances from June 30, 2003, it is estimated that net interest income may increase, possibly as much as 9.71%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This is a slight improvement in exposure to rising rates when compared to December 31, 2002. In a shocked, down 200 basis point rate shift scenario, net income may decline from the base case as much as 10.15% in a one-year horizon. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout the remainder of 2003. Management will continue to monitor the balance sheet as balances change and maintain a proactive stance to manage interest rate risk.

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

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. This analysis is helpful in that it highlights significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities, are utilized for sensitivity static gap analysis. Three-month gap analysis projected at June 30, 2003, reflected an asset gap of $177 million, an improvement from the liability gap position of $257 million at June 30, 2002. One-year gap analysis projected at June 30, 2003, reflected an asset gap of $548 million, an improvement from a liability gap of $73 million at June 30, 2002. This new static gap analysis indicates that Trustmark is better positioned for the possibility of a rising interest rate environment.

As part of Trustmark's risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Effective January 1, 2003, Trustmark has redesignated these derivative instruments as fair value hedges as permitted by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended. Under SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case Trustmark would recognize changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. In contrast, Trustmark's previous designation of these derivatives as cash flow hedges resulted in changes in value being recognized in accumulated other comprehensive income, net of taxes, a component of Shareholders' Equity, and in earnings. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of June 30, 2003, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, nonprepayable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. The swap contracts are tied to the maturity of five separate FHLB advances maturing between 2005 and 2006.

RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement applies to three categories of freestanding financial instruments: 1) certain mandatorily redeemable instruments, 2) instruments with repurchase obligations and 3) instruments with obligations to issue a variable number of shares. The statement requires that previously issued instruments that fall within the scope of the statement must be reclassified as liabilities, and subsequent changes in the measurements of the instruments treated as liabilities must flow through to the income statement. For public companies, this statement became effective for all freestanding financial instruments entered into or modified after May 31, 2003. Otherwise it becomes effective at the beginning of the first interim period beginning after June 15, 2003. Currently, Trustmark does not have any financial instruments within the scope of this statement.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The effects of this statement did not have a material impact on Trustmark's consolidated financial position or results of operations upon adoption on June 30, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in "Market/Interest Rate Risk Management" (pages 27-28) of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

For the period ending June 30, 2003, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the Principal Financial Officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that, as of June 30, 2003, Trustmark's disclosure controls and procedures were adequate to ensure that information required to be disclosed by Trustmark in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Subsequent to this review, there have been no significant changes in Trustmark's internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 2003, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Trustmark's shareholders was held on April 15, 2003. At this meeting the following matter was voted on by Trustmark's shareholders:

A.       Election of Directors

         The following individuals were elected to serve as Directors of Trustmark until the annual meeting of shareholders in 2004 or until their respective successors are elected and qualified. The vote was cast as follows:
                                                                 Votes Cast
                                    Votes Cast in Favor       Against/Withheld
                                   ---------------------     -------------------
                                     Number         %         Number         %
                                   ----------     ------     ---------     -----
         J. Kelly Allgood          45,281,003     98.56%       662,423     1.44%
         Reuben V. Anderson        43,060,575     93.73%     2,882,851     6.27%
         John L. Black, Jr.        45,280,816     98.56%       662,610     1.44%
         William C. Deviney, Jr.   45,376,676     98.77%       566,750     1.23%
         C. Gerald Garnett         45,377,989     98.77%       565,437     1.23%
         Richard G. Hickson        45,316,388     98.64%       627,038     1.36%
         Matthew L. Holleman III   45,376,844     98.77%       566,582     1.23%
         William Neville III       45,375,544     98.76%       567,882     1.24%
         Richard H. Puckett        45,282,316     98.56%       661,110     1.44%
         Carolyn C. Shanks         45,363,834     98.74%       579,592     1.26%
         Kenneth W. Williams       45,282,316     98.56%       661,110     1.44%
         William G. Yates, Jr.     45,366,381     98.74%       577,045     1.26%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.       Reports on Form 8-K

         1. On April 16, 2003, Trustmark filed a report on Form 8-K announcing its financial results for the period ended March 31, 2003.
         2. On May 6, 2003, Trustmark filed a report on Form 8-K announcing that Chairman and Chief Executive Officer Richard G. Hickson was making a presentation to analysts attending the Gulf South Bank Conference in New Orleans. The report included the financial data that was presented at the conference.
         3. On May 23, 2003, Trustmark filed a report on Form 8-K announcing the signing of a Letter of Intent pursuant to which TNB will acquire seven Florida branches of The Bank, known as the Emerald Coast Division. This report also announced Trustmark's signing of a definitive agreement to acquire an existing Florida state bank charter from an unrelated party.
         4. On June 18, 2003, Trustmark filed a report on Form 8-K announcing the signing of a definitive purchase and assumption agreement pursuant to which TNB will acquire seven Florida branches of The Bank, known as the Emerald Coast Division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:    /s/ Richard G. Hickson                     BY:    /s/ Zach L. Wasson
       ----------------------                            ---------------------
       Richard G. Hickson                                Zach L. Wasson
       Chairman of the Board, President                  Treasurer (Principal
       & Chief Executive Officer                         Financial Officer)

DATE:  August 13, 2003                            DATE:  August 13, 2003

                                  EXHIBIT INDEX


31-a Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a    Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.

32-b    Certification by Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.



All other exhibits are omitted, as they are inapplicable or not required by the related instructions.