Form 10-Q
period 2003-09-30
TRUSTMARK CORP
filed 2003-11-13
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2003.

         Title                                                       Outstanding
Common stock, no par value                                            58,459,443

                   PART I. FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                         2003           2002
                                                     -----------     ----------
Assets
Cash and due from banks (noninterest-bearing)        $  284,779      $  357,427
Federal funds sold and securities purchased
    under reverse repurchase agreements                  59,500          23,957
Securities available for sale (at fair value)         1,676,969       1,262,570
Securities held to maturity (fair value:
 $215,482 - 2003; $578,150 - 2002)                      201,052         549,197
Loans held for sale                                     158,710         199,680
Loans                                                 4,865,500       4,417,686
Less allowance for loan losses                           74,486          74,771
                                                     ----------      ----------
   Net loans                                          4,791,014       4,342,915
Premises and equipment                                  109,126         104,113
Intangible assets                                       167,738         119,643
Other assets                                            184,216         179,204
                                                     ----------      ----------
     Total Assets                                    $7,633,104      $7,138,706
                                                     ==========      ==========

Liabilities
Deposits:
     Noninterest-bearing                             $1,256,697      $1,251,240
     Interest-bearing                                 3,740,256       3,435,056
                                                     ----------      ----------
         Total deposits                               4,996,953       4,686,296
Federal funds purchased                                 397,333         319,985
Securities sold under repurchase agreements             427,377         634,993
Short-term borrowings                                   635,111         275,959
Long-term FHLB advances                                 431,068         475,000
Other liabilities                                        63,164          66,939
                                                     ----------      ----------
     Total Liabilities                                6,951,006       6,459,172

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  58,519,206 shares -
        2003; 60,516,668 shares - 2002                   12,193          12,609
Capital surplus                                         140,154         188,652
Retained earnings                                       529,154         470,317
Accumulated other comprehensive income,
     net of tax                                             597           7,956
                                                     ----------      ----------
     Total Shareholders' Equity                         682,098         679,534
                                                     ----------      ----------
     Total Liabilities and Shareholders' Equity      $7,633,104      $7,138,706
                                                     ==========      ==========


See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                     ---------------------        --------------------
                                                       2003         2002            2003         2002
                                                     --------     --------        --------     -------
Interest Income
Interest and fees on loans                           $ 71,093     $ 77,554        $212,960     $231,100
Interest on securities:
     Taxable                                           12,065       21,519          50,610       70,197
     Tax exempt                                         1,953        2,175           6,033        6,747
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements         60          150             236          345
Other interest income                                      14           23              37        1,368
                                                     --------     --------        --------     --------
     Total Interest Income                             85,185      101,421         269,876      309,757

Interest Expense
Interest on deposits                                   14,167       19,634          45,882       61,432
Interest on federal funds purchased and securities
     sold under repurchase agreements                   2,269        3,058           8,096        9,946
Other interest expense                                  4,918        5,636          14,681       16,566
                                                     --------     --------        --------     --------
     Total Interest Expense                            21,354       28,328          68,659       87,944
                                                     --------     --------        --------     --------
Net Interest Income                                    63,831       73,093         201,217      221,813
Provision for loan losses                               1,771        3,000           7,420       10,307
                                                     --------     --------        --------     --------

Net Interest Income After Provision
     for Loan Losses                                   62,060       70,093         193,797      211,506

Noninterest Income
Service charges on deposit accounts                    14,304       12,725          40,054       36,546
Other account charges and fees                          7,267        7,082          21,028       21,286
Insurance commissions                                   7,708        7,107          16,458       13,580
Mortgage servicing fees                                 4,091        4,310          12,652       12,925
Trust service income                                    2,519        2,402           7,176        7,413
Gains on sales of loans                                 5,571        2,376          14,715        6,050
Securities gains                                           57       12,033          12,226       12,549
Other income                                           (1,614)      (3,114)         (1,137)      (5,792)
                                                     --------     --------        --------     --------
     Total Noninterest Income                          39,903       44,921         123,172      104,557

Noninterest Expense
Salaries and employee benefits                         31,434       30,568          96,855       89,030
Net occupancy - premises                                3,395        3,168           9,541        8,863
Equipment expense                                       3,721        3,598          11,104       11,357
Services and fees                                       7,806        8,093          23,696       23,720
Amortization/impairment of intangible assets           (1,389)      15,063          19,015       18,886
Loan expense                                            2,352        2,373           7,155        7,314
Other expense                                           5,397        5,618          15,023       15,015
                                                     --------     --------        --------     --------
     Total Noninterest Expense                         52,716       68,481         182,389      174,185
                                                     --------     --------        --------     --------
Income Before Income Taxes                             49,247       46,533         134,580      141,878
Income taxes                                           16,829       16,471          46,514       50,084
                                                     --------     --------        --------     --------
Net Income                                           $ 32,418     $ 30,062        $ 88,066     $ 91,794
                                                     ========     ========        ========     ========


Earnings Per Share
     Basic                                           $   0.55     $   0.49        $   1.49     $   1.47
                                                     ========     ========        ========     ========
     Diluted                                         $   0.55     $   0.49        $   1.48     $   1.46
                                                     ========     ========        ========     ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                           2003        2002
                                                        ---------   ---------

Balance, January 1,                                     $ 679,534   $ 685,444
Comprehensive income:
     Net income per consolidated statements of income      88,066      91,794
     Net change in fair value of securities available
       for sale, net of tax                               (10,325)     (1,198)
     Net change in fair value of cash flow hedges,
       net of tax                                           2,966      (3,101)
                                                        ---------    --------
          Comprehensive income                             80,707      87,495
Cash dividends paid                                       (29,229)    (28,166)
Exercise of stock options                                   1,995           -
Stock compensation expense                                    266           -
Repurchase and retirement of common stock                 (51,175)    (52,139)
                                                        ---------    ---------
Balance, September 30,                                  $ 682,098    $ 692,634
                                                        =========    =========


See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              2003        2002
                                                           ----------  ---------
Operating Activities
Net income                                                 $   88,066  $ 91,794
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                               7,420    10,307
        Depreciation and amortization/impairment               28,032    28,414
        Net amortization (accretion) of securities             13,886      (750)
        Securities gains                                      (12,226)  (12,549)
        Gains on sales of loans                               (14,715)   (6,050)
        Deferred income tax provision (benefit)                   977    (5,036)
        Proceeds from sales of loans                        1,217,389   673,698
        Purchases and originations of loans held for sale  (1,176,419) (715,427)
        Net increase in intangible assets                     (17,586)  (10,385)
        Net increase in other assets                           (6,876)     (257)
        Net increase (decrease) in other liabilities              689    (1,992)
        Other operating activities, net                           (54)      547
                                                           ----------  --------
Net cash provided by operating activities                     128,583    52,314

Investing Activities
Proceeds from calls and maturities of securities held
     to maturity                                              429,647   198,991
Proceeds from calls and maturities of securities
     available for sale                                       349,382   263,676
Proceeds from sales of securities available for sale          267,895   229,442
Purchases of securities held to maturity                       (3,978)  (19,708)
Purchases of securities available for sale                 (1,127,658) (361,982)
Net increase in federal funds sold and securities
     purchased under reverse repurchase agreements            (35,543)  (51,535)
Net increase in loans                                        (218,389)  (51,728)
Purchases of premises and equipment                            (5,964)  (14,901)
Proceeds from sales of premises and equipment                   1,287        19
Proceeds from sales of other real estate                        4,510     3,149
Cash paid in business combinations, net                       (69,802)   (7,799)
                                                           ----------  --------
Net cash (used in) provided by investing activities          (408,613)  187,624

Financing Activities
Net increase in deposits                                      100,839   208,829
Net decrease in federal funds purchased and securities sold
     under repurchase agreements                             (130,268) (313,490)
Net increase (decrease) in other borrowings                   359,152  (128,927)
(Maturities of) proceeds from long-term FHLB advances         (43,932)  100,000
Cash dividends                                                (29,229)  (28,166)
Proceeds from the exercise of stock options                     1,995         -
Repurchase and retirement of common stock                     (51,175)  (52,139)
                                                           ----------  --------
Net cash provided by (used in) financing activities           207,382  (213,893)
                                                           ----------  --------
(Decrease) increase in cash and cash equivalents              (72,648)   26,045
Cash and cash equivalents at beginning of period              357,427   328,779
                                                           ----------  --------
Cash and cash equivalents at end of period                 $  284,779  $354,824
                                                           ==========  ========


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

NOTE 2 - BUSINESS COMBINATIONS

On August 29, 2003, Trustmark acquired seven Florida branches of The Banc Corporation of Birmingham, Alabama, in a business combination accounted for by the purchase method of accounting. These branches, known as the Emerald Coast Division, serve the markets from Destin to Panama City. In connection with the transaction, Trustmark paid a $46.8 million deposit premium in exchange for $232.8 million in assets and $209.2 million in deposits and other liabilities. Assets consisted of $224.3 million in loans, $6.8 million in premises and equipment and $1.7 million in other assets. These assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $1.9 million discount, consisting of a discount for general credit risk of $3.5 million offset by a market premium of $1.6 million. This net discount will be recognized as interest income over the estimated life of the loans. Excess costs over tangible net assets acquired totaled $49.5 million, of which $1.7 million and $47.8 million have been allocated to core deposits and goodwill, respectively. Trustmark's financial statements include the results of operations for this acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

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

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The following table summarizes the activity in the allowance for loan losses for the nine-month periods ended September 30 ($ in thousands):
                                                          2003           2002
                                                        --------       --------
Balance at beginning of year                            $ 74,771       $ 75,534
Provision charged to expense                               7,420         10,307
Loans charged off                                        (14,675)       (17,281)
Recoveries                                                 6,970          6,978
                                                        --------       --------
      Net charge-offs                                     (7,705)       (10,303)
                                                        --------       --------
   Balance at end of period                             $ 74,486       $ 75,538
                                                        ========       ========

At September 30, 2003 and 2002, the carrying amounts of nonaccrual loans were $26.9 million and $31.0 million, respectively. Included in these nonaccrual loans at September 30, 2003 and 2002, are loans that are considered to be impaired, which totaled $19.6 million and $23.7 million, respectively. At September 30, 2003, the total allowance for loan losses related to impaired loans was $6.1 million compared with $6.4 million at September 30, 2002. The average carrying amounts of impaired loans during the third quarter of 2003 and 2002 were $20.4 million and $28.7 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the third quarter of 2003 or 2002.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2003 and December 31, 2002, intangible assets, net of any applicable amortization or impairment, consisted of the following ($ in thousands):

                                                       Sept. 30,      Dec. 31,
                                                          2003         2002
                                                      ----------    ----------
Mortgage servicing rights                             $   48,767    $   48,827
Goodwill                                                  95,877        48,028
Other identifiable intangible assets:
     Core deposit intangibles                             18,986        19,288
     Insurance customer relationship intangibles           2,491         2,904
     Banking charter                                       1,021             -
                                                      ----------    ----------
          Total amortizable                               22,498        22,192
     Pension plan intangible                                 596           596
                                                      ----------    ----------
          Total other identifiable intangible assets      23,094        22,788
                                                      ----------    ----------
Total intangible assets                               $  167,738    $  119,643
                                                      ==========    ==========

NOTE 5 - STOCK-BASED COMPENSATION

Prior to January 1, 2003, Trustmark accounted for incentive stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, because the exercise price of Trustmark's stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. Effective January 1, 2003, Trustmark adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under the provisions of these statements, Trustmark will recognize compensation expense for all awards granted, modified or settled after January 1, 2003. The following table reflects pro forma net income and earnings per share for the periods presented, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                  --------------------    -------------------
                                                    2003        2002        2003       2002
                                                  -------      -------    -------     -------
Net income, as reported                           $32,418      $30,062    $88,066     $91,794
Add:  Total stock-based employee compensation
    expense included in reported net income, net
    of related tax effects                             87            -        167           -
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                          (336)        (382)    (1,008)     (1,148)
                                                  -------      -------    -------     -------
Pro forma net income                              $32,169      $29,680    $87,225     $90,646
                                                  =======      =======    =======     =======
Earnings per share:
  As reported
     Basic                                        $  0.55      $  0.49    $  1.49     $  1.47
     Diluted                                         0.55         0.49       1.48        1.46

  Pro forma
     Basic                                        $  0.55      $  0.48    $  1.47     $  1.45
     Diluted                                         0.55         0.48       1.47        1.44

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

At September 30, 2003, the maximum potential amount of future payments Trustmark could be required to make under its standby letters of credit was $73.9 million, which also represented the maximum credit risk associated with these commitments. This amount consisted primarily of commitments with maturities of less than three years. These standby letters of credit have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2003, the fair value of collateral held was $21.5 million.

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

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                  -----------------------    -----------------------
                                                    2003          2002          2003         2002
                                                  ----------   ----------    ----------   ----------
Basic                                             58,626,951   61,786,676    59,214,354   62,608,357
Dilutive shares (related to stock options)           271,346      174,357       191,656      192,152
                                                  ----------   ----------    ----------   ----------
Diluted                                           58,898,297   61,961,033    59,406,010   62,800,509
                                                  ==========   ==========    ==========   ==========

NOTE 8 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $45.3 million and $47.2 million during the nine months ended September 30, 2003 and 2002, respectively. Interest paid on deposit liabilities and other borrowings totaled $70.8 million in the first nine months of 2003 and $92.6 million in the first nine months of 2002. For the nine months ended September 30, 2003 and 2002, noncash transfers from loans to foreclosed properties were $4.4 million and $5.5 million, respectively.

NOTE 9 - RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement applies to three categories of freestanding financial instruments: 1) certain mandatorily redeemable instruments, 2) instruments with repurchase obligations and 3) instruments with obligations to issue a variable number of shares. The statement requires that previously issued instruments that fall within the scope of the statement must be reclassified as liabilities, and subsequent changes in the measurements of the instruments treated as liabilities must flow through to the income statement. For public companies, this statement became effective for all freestanding financial instruments entered into or modified after May 31, 2003. Otherwise it became effective at the beginning of the first interim period beginning after June 15, 2003. Currently, Trustmark does not have any financial instruments within the scope of this statement.

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

The tables on pages 11 and 12 disclose financial information, by segment, for the periods ended September 30, 2003 and 2002. The prior year period has been restated to conform to the current presentation.

Trustmark Corporation
Segment Information
($ in thousands)

                                         Consumer     Commercial   Investment   Operations
                                         Division      Division     Division     Division       Total
                                        ----------   -----------   ----------   ----------   ----------
For the three months ended
September 30, 2003
---------------------------------------
Net interest income from
    external customers                  $   43,196   $    12,808   $    1,150   $    6,677   $   63,831
Internal funding                             9,187        (1,713)         233       (7,707)           -
                                        ----------   -----------   ----------   ----------   ----------
Net interest income                         52,383        11,095        1,383       (1,030)      63,831
Provision for loan losses                    1,742           (34)          61            2        1,771
                                        ----------   -----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses               50,641        11,129        1,322       (1,032)      62,060
Noninterest income                          30,963         1,708        5,222        2,010       39,903
Noninterest expense                         40,572         3,716        4,825        3,603       52,716
                                        ----------   -----------   ----------   ----------   ----------
Income (loss) before income taxes           41,032         9,121        1,719       (2,625)      49,247
Income taxes                                14,333         3,147          617       (1,268)      16,829
                                        ----------   -----------   ----------   ----------   ----------
Segment net income (loss)               $   26,699   $     5,974   $    1,102   $   (1,357)  $   32,418
                                        ==========   ===========   ==========   ==========   ==========


Selected Financial Information
     Average assets                     $4,235,614   $1,097,256    $ 133,132    $2,033,468   $7,499,470
     Depreciation and amortization      $     (399)  $       34    $     100    $    1,972   $    1,707


For the three months ended
September 30, 2002
---------------------------------------
Net interest income from
    external customers                  $   41,208   $   15,094    $   1,235    $   15,556   $   73,093
Internal funding                             7,663       (3,750)        (180)       (3,733)           -
                                        ----------   ----------    ---------    ----------   ----------
Net interest income                         48,871       11,344        1,055        11,823       73,093
Provision for loan losses                    2,531          614          (11)         (134)       3,000
                                        ----------   ----------    ---------    ----------   ----------
Net interest income after
    provision for loan losses               46,340       10,730        1,066        11,957       70,093
Noninterest income                          28,039        1,716        5,356         9,810       44,921
Noninterest expense                         57,134        3,672        4,358         3,317       68,481
                                        ----------   ----------    ---------    ----------   ----------
Income before income taxes                  17,245        8,774        2,064        18,450       46,533
Income taxes                                 5,966        3,027          857         6,621       16,471
                                        ----------   ----------    ---------    ----------   ----------
Segment net income                      $   11,279   $    5,747    $   1,207    $   11,829   $   30,062
                                        ==========   ==========    =========    ==========   ==========


Selected Financial Information
     Average assets                     $3,868,615   $1,107,491    $ 124,759    $1,719,484   $6,820,349
     Depreciation and amortization      $   15,919   $       41    $      83    $    2,097   $   18,140

Trustmark Corporation
Segment Information
($ in thousands)

                                         Consumer    Commercial    Investment   Operations
                                         Division     Division      Division     Division       Total
                                        ----------   ----------    ----------   ----------   ----------
For the nine months ended
September 30, 2003
---------------------------------------
Net interest income from
    external customers                  $  124,401   $   38,892    $    3,587   $   34,337   $  201,217
Internal funding                            25,034       (6,026)          212      (19,220)           -
                                        ----------   ----------    ----------   ----------   ----------
Net interest income                        149,435       32,866         3,799       15,117      201,217
Provision for loan losses                    6,954           56            39          371        7,420
                                        ----------   ----------    ----------   ----------   ----------
Net interest income after
    provision for loan losses              142,481       32,810         3,760       14,746      193,797
Noninterest income                          86,469        5,316        14,905       16,482      123,172
Noninterest expense                        140,586       11,321        13,551       16,931      182,389
                                        ----------   ----------    ----------   ----------   ----------
Income before income taxes                  88,364       26,805         5,114       14,297      134,580
Income taxes                                30,887        9,248         1,864        4,515       46,514
                                        ----------   ----------    ----------   ----------   ----------
Segment net income                      $   57,477   $   17,557    $    3,250   $    9,782   $   88,066
                                        ==========   ==========    ==========   ==========   ==========


Selected Financial Information
     Average assets                     $4,075,837   $1,105,490    $  123,324   $2,008,779   $7,313,430
     Depreciation and amortization      $   21,491   $      107    $      310   $    6,124   $   28,032


For the nine months ended
September 30, 2002
---------------------------------------
Net interest income from
    external customers                  $  118,787   $   44,640    $    3,704   $   54,682   $  221,813
Internal funding                            23,750       (12,395)        (739)     (10,616)           -
                                        ----------   -----------   ----------   ----------   ----------
Net interest income                        142,537        32,245        2,965       44,066      221,813
Provision for loan losses                    7,361         2,447         (141)         640       10,307
                                        ----------   -----------   ----------   ----------   ----------
Net interest income after
    provision for loan losses              135,176        29,798        3,106       43,426      211,506
Noninterest income                          73,650         5,188       16,338        9,381      104,557
Noninterest expense                        141,125        10,513       12,707        9,840      174,185
                                        ----------   -----------   ----------   ----------   ----------
Income before income taxes                  67,701        24,473        6,737       42,967      141,878
Income taxes                                23,472         8,443        2,580       15,589       50,084
                                        ----------   -----------   ----------   ----------   ----------
Segment net income                      $   44,229    $   16,030   $    4,157   $   27,378   $   91,794
                                        ==========   ===========   ==========   ==========   ==========


Selected Financial Information
     Average assets                     $3,824,155   $1,091,807    $  106,136   $1,807,926   $6,830,024
     Depreciation and amortization      $   21,357   $      123    $      255   $    6,679   $   28,414

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

BUSINESS

Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate, institutional and individual customers predominantly within the states of Mississippi, Tennessee and Florida.

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

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of September 30, 2003, Trustmark and its subsidiaries employed 2,365 full-time equivalent employees.

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

CRITICAL ACCOUNTING POLICIES

Trustmark's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the amounts reported in those consolidated financial statements. The following is a description of the accounting policies applied by Trustmark, which are deemed "critical." Critical accounting policies are defined as policies that are important to the portrayal of Trustmark's financial condition and results of operations and that require Management's most difficult, subjective or complex judgments. Actual financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

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

Mortgage Servicing Rights
Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights have been retained, Trustmark allocates the cost of the loan and the servicing right based on their relative fair values. Impairment, if any, for mortgage servicing rights is recognized through a valuation allowance with a corresponding charge to noninterest expense that is determined using estimated fair values based on specific risk characteristics of the underlying mortgages. During the quarter ended September 30, 2003, Trustmark expanded its risk characteristics, which had previously included product type and term, to include interest rates on the underlying mortgages. This change in estimate was necessary because of the recent volatile interest rate environment. This change in estimate reduced the impairment recovery during the quarter ended

September 30, 2003, by approximately $2.7 million before tax ($1.7 million after tax or $0.03 per share). As of September 30, 2003, mortgage servicing rights had a gross carrying amount of $66.2 million with a valuation allowance of $17.5 million. As of year-end 2002, mortgage servicing rights had a gross carrying amount of $61.3 million with a valuation allowance of $12.5 million.

Fair Values
Determining the fair value of net assets acquired through business combinations, including the recognition of intangible assets, involves a high degree of judgment and complexity. Certain assets, such as loans held for sale, are accounted for at the lower of cost or fair value. Some of these assets do not have readily available market quotations and require an estimation of their fair value. Additionally, certain recorded assets, such as goodwill and core deposit intangibles, are subject to periodic impairment analysis. As of September 30, 2003, Trustmark had unamortized goodwill totaling $95.9 million and other identifiable intangible assets subject to amortization totaling $22.5 million. These intangible assets are evaluated for impairment periodically. Impairment, if any, for goodwill and other identifiable intangible assets would be charged to noninterest expense.

BUSINESS COMBINATIONS

On August 29, 2003, Trustmark acquired seven Florida branches of The Banc Corporation of Birmingham, Alabama, in a business combination accounted for by the purchase method of accounting. These branches, known as the Emerald Coast Division, serve the markets from Destin to Panama City. In connection with the transaction, Trustmark paid a $46.8 million deposit premium in exchange for $232.8 million in assets and $209.2 million in deposits and other liabilities. Assets consisted of $224.3 million in loans, $6.8 million in premises and equipment and $1.7 million in other assets. These assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $1.9 million discount, consisting of a discount for general credit risk of $3.5 million offset by a market premium of $1.6 million. This net discount will be recognized as interest income over the estimated life of the loans. Excess costs over tangible net assets acquired totaled $49.5 million, of which $1.7 million and $47.8 million have been allocated to core deposits and goodwill, respectively. Trustmark's financial statements include the results of operations for this acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

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

FINANCIAL SUMMARY HIGHLIGHTS

Basic earnings per share was $0.55 for the third quarter of 2003, which represents a 12.2% increase compared to $0.49 for the third quarter of 2002. Net income for the third quarter of 2003 totaled $32.4 million, compared to $30.1 million for the prior year period, and resulted in a return on average assets of 1.71% and a return on average equity of 19.03%. Basic earnings per share for the nine months ended September 30, 2003, was $1.49 compared to $1.47 for 2002. Trustmark's net income for the first nine months of 2003 totaled $88.1 million, compared to $91.8 million for the prior year period, and resulted in a return on average assets of 1.61% and a return on average equity of 17.58%. Earnings during the first quarter of 2003 included an after-tax charge of $4.1 million, or $0.07 per share, associated with Trustmark's Voluntary Early Retirement Program. At September 30, 2003, Trustmark reported total loans of $5.024 billion, total assets of $7.633 billion, total deposits of $4.997 billion and shareholders' equity of $682.1 million.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis

Tables on pages 18 and 19 show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

As interest rates remain at historically low levels, Management has been challenged to position the balance sheet to mitigate the compression of net interest income. Funds provided from maturities, pay downs and sales of securities have been used to fund loan growth and purchases of additional securities to maintain sufficient levels of earning assets. Trustmark has also reduced interest expense on FHLB advances by engaging in various swap agreements beginning in the second quarter of 2003. Trustmark will continue to manage the overall risk exposure present during significant movements in interest rates and reduce the impact of interest rate movement on net interest income. For additional discussion, see Market/Interest Rate Risk Management beginning on page 29.

Net interest income-FTE for the three-month and nine-month periods ended September 30, 2003, decreased $9.5 million, or 12.6%, and $21.2 million, or 9.3%, respectively, compared to figures one year earlier. The continuing decline in interest rates experienced during 2003 and 2002 has impacted both assets and liabilities; however, since Trustmark's cost of funds are driven primarily by its core deposit base, rates on interest-bearing liabilities have not seen the same magnitude of decline as earning asset yields. In addition, Trustmark's third quarter net interest margin decreased by $4.1 million as a result of premium amortization on mortgage related securities increasing to $7.8 million for the quarter compared with $3.7 million for the second quarter of 2003. Mortgages fell to historical lows in June 2003, prompting a significant refinance boom across the country. As excess principal pay downs occurred during the third quarter of 2003, net premium amortization accelerated. The combination of these factors has resulted in declines in the NIM of 103 basis points and 78 basis points when comparing the three-month and nine-month periods ended September 30, 2003, with the same periods in 2002.

Yield/Rate Analysis Table
($ in thousands)

                                                     For the Three Months Ended September 30,
                                          ----------------------------------------------------------
                                                      2003                          2002
                                          ----------------------------  ----------------------------
                                            Average             Yield/    Average             Yield/
                                            Balance   Interest   Rate     Balance   Interest   Rate
                                          ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities
      purchased under reverse
      repurchase agreements               $   20,535  $     60   1.16%  $   35,001  $    150   1.70%
    Securities - taxable                   1,757,429    12,065   2.72%   1,391,978    21,519   6.13%
    Securities - nontaxable                  154,781     3,005   7.70%     168,603     3,346   7.87%
    Loans, including loans held for sale   4,933,252    72,049   5.79%   4,587,012    78,594   6.80%
                                          ----------  --------          ----------  --------
    Total interest-earning assets          6,865,997    87,179   5.04%   6,182,594   103,609   6.65%
Cash and due from banks                      282,239                       282,665
Other assets                                 426,066                       431,083
Allowance for loan losses                    (74,832)                      (75,993)
                                          ----------                    ----------
        Total Assets                      $7,499,470                    $6,820,349
                                          ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits             $3,645,418    14,167   1.54%  $3,519,645    19,634   2.21%
    Federal funds purchased and
        securities sold under
        repurchase agreements                929,774     2,269   0.97%     729,862     3,058   1.66%
    Borrowings                               918,984     4,918   2.12%     733,051     5,636   3.05%
                                          ----------  --------          ----------  --------
        Total interest-bearing liabilities 5,494,176    21,354   1.54%   4,982,558    28,328   2.26%
                                          ----------  --------          ----------  --------
Noninterest-bearing demand deposits        1,260,135                     1,089,755
Other liabilities                             69,231                        74,127
Shareholders' equity                         675,928                       673,909
                                          ----------                    ----------
        Total Liabilities and
            Shareholders' Equity          $7,499,470                    $6,820,349
                                          ==========                    ==========

        Net Interest Margin                             65,825   3.80%                75,281   4.83%

Less tax equivalent adjustment                           1,994                         2,188
                                                      --------                      --------
        Net Interest Margin per Consolidated
             Statements of Income                     $ 63,831                      $ 73,093
                                                      ========                      ========

Average interest-earning assets for the first nine months of 2003 were $6.678 billion, compared with $6.202 billion for the first nine months of 2002, an increase of $475.6 million, or 7.7%. Without the Emerald Coast branch purchase, the increase in average interest-earning assets for the first nine months of 2003 is $451.8, or 7.3%. Growth for the first nine months of 2003 is primarily seen in average loans, which increased 5.5% (5.0% without Emerald Coast) when compared with the same period in 2002, and average securities, which increased 13.6% when 2003 is compared with 2002. However, yields have been negatively impacted by the declining interest rate environment as the yield on average earning assets dropped from 6.83% during the first nine months of 2002 to 5.53% for the same period in 2003, a decrease of 130 basis points. As a result, interest income-FTE decreased by $40.5 million, or 12.8%, during the first nine months of 2003 when compared with the prior year period.

Yield/Rate Analysis Table
($ in thousands)

                                                     For the Nine Months Ended September 30,
                                          ----------------------------------------------------------
                                                      2003                          2002
                                          ----------------------------  ----------------------------
                                            Average             Yield/    Average             Yield/
                                            Balance   Interest   Rate     Balance   Interest   Rate
                                          ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities
      purchased under reverse
      repurchase agreements               $   27,063  $    236   1.17%  $   27,319  $    345   1.69%
    Securities - taxable                   1,728,241    50,610   3.92%   1,485,267    70,197   6.32%
    Securities - nontaxable                  157,416     9,282   7.88%     173,925    10,380   7.98%
    Loans, including loans held for sale   4,765,364   216,009   6.06%   4,515,979   235,701   6.98%
                                          ----------  --------          ----------  --------
    Total interest-earning assets          6,678,084   276,137   5.53%   6,202,490   316,623   6.83%
Cash and due from banks                      296,854                       281,007
Other assets                                 413,530                       422,107
Allowance for loan losses                    (75,038)                      (75,580)
                                          ----------                    ----------
        Total Assets                      $7,313,430                    $6,830,024
                                          ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits             $3,617,219    45,882   1.70%  $3,525,957    61,432   2.33%
    Federal funds purchased and
        securities sold under
        repurchase agreements                965,417     8,096   1.12%     796,000     9,946   1.67%
    Borrowings                               788,852    14,681   2.49%     704,082    16,566   3.15%
                                          ----------  --------          ----------  --------
        Total interest-bearing liabilities 5,371,488    68,659   1.71%   5,026,039    87,944   2.34%
                                          ----------  --------          ----------  --------
Noninterest-bearing demand deposits        1,206,457                     1,063,149
Other liabilities                             65,587                        66,615
Shareholders' equity                         669,898                       674,221
                                          ----------                    ----------
        Total Liabilities and
            Shareholders' Equity          $7,313,430                    $6,830,024
                                          ==========                    ==========

        Net Interest Margin                            207,478   4.15%               228,679   4.93%

Less tax equivalent adjustment                           6,261                         6,866
                                                      --------                      --------
        Net Interest Margin per Consolidated
             Statements of Income                     $201,217                      $221,813
                                                      ========                      ========

Average interest-bearing liabilities for the nine months ended September 30, 2003 totaled $5.371 billion, compared with $5.026 billion for the prior year period, an increase of $345.4 million, or 6.9%. Without the Emerald Coast branch purchase, the increase in average interest-bearing liabilities for the first nine months of 2003 is $326.7 million, or 6.5%. Average interest-bearing deposits increased, as well as federal funds purchased, repurchase agreements and borrowings. Although interest-bearing liabilities have increased, interest expense has continued to decrease due to the declining interest rate environment. The average rates on interest-bearing liabilities for the first nine months of 2003 and 2002, were 1.71% and 2.34%, respectively, a decrease of 63 basis points. As a result of these factors, total interest expense for the first nine months of 2003 decreased $19.3 million, or 21.9%, when compared with figures from the prior year.

Trustmark's use of derivative financial instruments positively impacted the NIM in both 2002 and 2003. Interest rate contracts provided $1.3 million of additional interest income as the floor reached its strike price during first half of 2002. Beginning in the second quarter of 2003, Trustmark implemented the use of swap agreements and has reduced interest expense by $510 thousand. For additional discussion, see Market/ Interest Rate Risk Management beginning on page 29.

Provision for Loan Losses
Trustmark's provision for loan losses totaled $1.8 million and $7.4 million, respectively, for the three-month and nine-month periods ended September 30, 2003, compared with $3.0 million and $10.3 million, respectively, for the same periods in 2002. As a percentage of average loans, the provision was 0.21% for the first nine months of 2003 compared with 0.31% for the prior year period. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. See further discussion of the Allowance for Loan Losses in Critical Accounting Policies beginning on page 14, as well as the discussion of Loans and Allowance for Loan Losses beginning on page 26.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $123.2 million for the first nine months of 2003, an increase of $18.6 million, or 17.8%, from the prior year period. NII represented 31.3% of total revenues in the nine months ended September 30, 2003, versus 25.2% in the first nine months of 2002. The comparative components of noninterest income for the nine-month periods ended September 30, 2003 and 2002 are shown in the accompanying table on page 21. Noninterest income contributed by the Emerald Coast branch purchase during the third quarter of 2003 is considered immaterial.

The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 9.6% in the first nine months of 2003 over the prior year period. This increase was primarily the result of increases in NSF and overdraft charges implemented during the third quarter of 2003 as well as from increased transaction volume.

Other account charges and fees totaled $21.0 million in the first nine months of 2003, a decrease of $258 thousand, or 1.2%, when compared with the prior year period. Decreasing revenues from market driven products was the primary factor in this decline as reductions were seen in brokerage and advisory services and float-related revenues. Offsetting this decrease were increases in bankcard fees from the repricing of merchant discount rates and increased debit card usage by individuals.

Insurance commissions were $16.5 million for the first nine months of 2003, compared to $13.6 million in the first nine months of 2002, an increase of $2.9 million, or 21.2%. This growth was primarily from the Chandler Sampson Insurance
(CSI) business combination, which was completed on June 28, 2002, as well as intensified sales efforts and increased pricing by insurance companies.

During the nine months ended September 30, 2003, mortgage servicing fees totaled $12.7 million, maintaining the level from the prior year period. Increased prepayments during the period contributed to the decline in the mortgage servicing portfolio when compared to the prior period. Trustmark serviced mortgage loans with average balances of $3.3 billion in the first nine months of 2003 and $3.6 billion in the prior year period.

Trust service income was $7.2 million for the first nine months of 2003, a decrease of $237 thousand when compared with the prior year period, as continued weakness in capital markets slowed growth in this area. Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $6.9 billion at September 30, 2003.

Noninterest Income
($ in thousands)
                                         Nine Months Ended
                                           September 30,
                                      ---------------------
                                         2003       2002      $ Change  % Change
                                      ---------   ---------   --------   -------
Service charges on deposit accounts   $  40,054   $  36,546   $  3,508      9.6%
Other account charges and fees           21,028      21,286       (258)    -1.2%
Insurance commissions                    16,458      13,580      2,878     21.2%
Mortgage servicing fees                  12,652      12,925       (273)    -2.1%
Trust service income                      7,176       7,413       (237)    -3.2%
Gains on sales of loans                  14,715       6,050      8,665    143.2%
Securities gains                         12,226      12,549       (323)    -2.6%
Other income:
     Changes in fair value:
         Interest rate contracts           (497)     (6,027)     5,530     91.8%
         Mortgage derivative contracts   (1,857)          -     (1,857)        -
     Other miscellaneous                  1,217         235        982    417.9%
                                      ---------   ---------   --------
           Total other income            (1,137)     (5,792)     4,655     80.4%
                                      ---------   ---------   --------
    Total Noninterest Income          $ 123,172   $ 104,557   $ 18,615     17.8%
                                      =========   =========   ========

Gains on sales of loans were $14.7 million in the nine months ended September 30, 2003, compared with $6.1 million in the prior year period. During the second quarter of 2003, Trustmark sold $63 million of its student loan portfolio for a gain of $1.8 million. Intermittently, Trustmark sells delinquent GNMA loans from its servicing portfolio, which allows Trustmark to eliminate costly collection efforts. Trustmark has recorded gains of $2.4 million from these sales in the first nine months of 2003, compared with $1.1 million in the prior year period. Excluding the impact of these specific transactions, gains on sales of loans from secondary marketing activity experienced volume-driven growth of $5.5 million during the first nine months of 2003 compared with the same period in 2002 from an increased volume of branch-originated loans and the continued benefit of a falling interest rate environment.

Securities gains totaled $12.2 million during the first nine months of 2003, compared with $12.5 million during the first nine months of 2002. During the first nine months of 2003, significant price changes in certain available for sale (AFS) portfolio securities enabled Trustmark to sell securities with a total fair value of $290.1 million, which provided the opportunity to restructure a portion of the portfolio to reduce price volatility in an extremely low interest rate cycle. Management considers the investment portfolio as an integral tool in the management of interest rate risk.

During the nine-month period ended September 30, 2003, other income was a loss of $1.1 million, a $4.7 million increase from the $5.8 million loss recognized in the prior year period. Valuation adjustments on Trustmark's interest rate caps and floors had the greatest impact on other income, with losses of $497 thousand and $6.0 million for the first nine months of 2003 and 2002, respectively. Although the intent of interest rate caps and floors is to provide protection against excessive interest rate movement over a period of years that may be detrimental to Trustmark's earnings, fair value accounting is used to carry derivative financial instruments with changes in value recognized currently in earnings as other income. These noncash charges against income may be reversed, in whole or in part, if interest rates increase prior to the expiration of the interest rate caps currently held by Trustmark, which expire in 2006. The fair value of these interest rate contracts was $233 thousand and $683 thousand at September 30, 2003 and 2002, respectively. In addition, valuation adjustments on fair value hedges used in conjunction with Trustmark's mortgage servicing portfolio were a loss of $1.9 million in the first nine months of 2003.

Noninterest Expense
($ in thousands)
                                       Nine Months Ended
                                         September 30,
                                     ----------------------
                                       2003        2002      $ Change   % Change
                                     ---------   ---------   --------   --------
Salaries and employee benefits       $ 96,855    $ 89,030    $  7,825       8.8%
Net occupancy - premises                9,541       8,863         678       7.6%
Equipment expense                      11,104      11,357        (253)     -2.2%
Services and fees                      23,696      23,720         (24)     -0.1%
Amortization:
     Core deposits                      1,977       2,202        (225)    -10.2%
     Insurance intangible                 418         138         280     202.9%
     Mortgage servicing rights         11,621       7,760       3,861      49.8%
Impairment of mortgage
     servicing rights                   4,999       8,786      (3,787)    -43.1%
                                     --------    --------    --------
     Total amortization/impairment     19,015      18,886         129       0.7%
Loan expense                            7,155       7,314        (159)     -2.2%
Other expense                          15,023      15,015           8       0.1%
                                     --------    --------    --------
    Total Noninterest Expense        $182,389    $174,185    $  8,204       4.7%
                                     ========    ========    ========

Noninterest Expense
Trustmark's noninterest expense increased $8.2 million, or 4.7%, in the first nine months of 2003 to $182.4 million, compared with $174.2 million in the first nine months of 2002. This increase is primarily seen in one category, salaries and employee benefits. Noninterest expense contributed by the Emerald Coast branch purchase during the third quarter of 2003 is considered immaterial. The comparative components of noninterest expense for the nine months ended September 30, 2003 and 2002 are shown in the accompanying table.

Salaries and employee benefits, the largest category of noninterest expense, were $96.9 million in the first nine months of 2003 and $89.0 million in the prior year period, an increase of $7.8 million, or 8.8%. This increase is primarily from $6.3 million of expense recognized for Trustmark's early retirement program, which was accepted by 116 employees, or 4.75% of the workforce, and an increase in incentive pay based on mortgage production. Trustmark's full time equivalent employees have dropped from 2,450 at September 30, 2002 to 2,365 at September 30, 2003.

Amortization/impairment expense associated with intangible assets totaled $19.0 million for the first nine months of 2003, compared with $18.9 million in the prior year period. Amortization/impairment expense of mortgage servicing rights is the primary component of this category. For 2003, total amortization/impairment expense for mortgage servicing rights was $16.6 million, or $11.6 million in amortization expense and $5.0 million in impairment. For 2002, total amortization/impairment expense for mortgage servicing rights was also $16.6 million but was broken down into $7.8 million in amortization expense and $8.8 million in impairment. While amortization/impairment expense has remained the same for both periods, there are recent positive trends that have slowed the growth of both amortization and impairment of mortgage servicing rights. During the third quarter of 2003, long-term mortgage rates increased to the highest point in 2003, which slowed prepayments of mortgage loans and had a positive impact on the fair value of Trustmark's mortgage servicing portfolio. This can be seen by a reduction in the impairment allowance from $22.4 million at June 30, 2003 to $17.5 million at September 30, 2003. While amortization of mortgage servicing rights increased by $3.9 million as a result of increased refinancings during the first nine months of 2003, third quarter amortization expense decreased to $2.9 million from $4.7 million in the second quarter of 2003 indicating that the expected life of the mortgage servicing portfolio has lengthened in response to slower prepayment speeds. Future changes in the amortization and impairment of mortgage servicing rights will be continue to be closely tied to fluctuations in long-term mortgage rates.

Income Taxes
For the nine months ended September 30, 2003, Trustmark's combined effective tax rate was 34.6%, compared with 35.3% for the first nine months of 2002. The decrease in Trustmark's effective tax rate is due to immaterial changes in various permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. With mortgage rates at historical lows, increased prepayments on mortgage loans have also provided an additional source of liquidity for Trustmark. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At September 30, 2003, these arrangements gave Trustmark approximately $1.675 billion in borrowing capacity, compared with $1.482 billion as of December 31, 2002. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $300.0 million in short-term advances and $431.1 million in long-term advances at September 30, 2003, compared with $107.7 million in short-term advances and $475.0 million in long-term advances at December 31, 2002. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $604.5 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At September 30, 2003, Trustmark had approximately $532 million available in borrowing capacity at the Discount Window from pledges of auto loans and securities, compared with $541 million available at December 31, 2002. In June 2002, Trustmark entered into a two-year line of credit arrangement enabling borrowings up to $50 million, subject to certain financial covenants. As of September 30, 2003, Trustmark had not drawn upon this line of credit.

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

On April 9, 2002, the shareholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to authorize the issuance of up to 20 million preferred shares with no par value. The Board of Directors believes that authorizing preferred shares for potential issuance is advisable and in the best interests of Trustmark. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility. As of September 30, 2003, no such shares have been issued.

CAPITAL RESOURCES

At September 30, 2003, Trustmark's shareholders' equity was $682.1 million, an increase of $2.6 million, or 0.4%, from its level at December 31, 2002. This increase is primarily related to net income for the nine months ended September 30, 2003, which totaled $88.1 million and was offset by dividends in the amount of $29.2 million and shares repurchased at a cost of $51.2 million.

Common Stock Repurchase Program
On July 15, 2003, the Board of Directors of Trustmark authorized an additional plan to repurchase up to 5% of common stock, or approximately 3.0 million shares, subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 21.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 17.7 million shares for $376.8 million, including 2.1 million shares during the first nine months of 2003 for $51.2 million. The current remaining authorization is approximately 3.8 million shares. On October 15, 2002, the Board of Directors of Trustmark authorized the transfer of $200.0 million from retained earnings to surplus to replenish funds used in the common stock repurchase program.

Dividends
Dividends for the first nine months of 2003 were $0.495 per share, increasing 10.0% when compared with dividends of $0.45 per share for the prior-year period. Trustmark's dividend payout ratio, which is dividends per share divided by earnings per share, was 33.22% for the first nine months of 2003, compared with 30.61% for the same period in 2002. During October 2003, the Board of Directors of Trustmark announced a 15.2% increase in its regular quarterly dividend to $0.19 per share from $0.165 per share. The Board declared the dividend payable on December 15 to the shareholders of record as of December 1, 2003. This action raises the indicated annual dividend rate to $0.76 per share from $0.66 per share.

Regulatory Capital
($ in thousands)

                                                                  September 30, 2003
                                             -------------------------------------------------------------
                                                                                        Minimum Regulatory
                                             Actual Regulatory    Minimum Regulatory     Provision to be
                                                 Capital           Capital Required      Well Capitalized
                                             -----------------    ------------------    ------------------
                                              Amount     Ratio     Amount     Ratio      Amount      Ratio
                                             --------   ------    --------   ------     --------    ------
Total  Capital  (to Risk  Weighted Assets)
   Trustmark Corporation                     $617,903   12.21%    $404,740    8.00%            -         -
   Trustmark National Bank                    580,389   11.72%     396,116    8.00%     $495,145    10.00%
Tier 1 Capital  (to Risk  Weighted Assets)
   Trustmark Corporation                     $554,524   10.96%    $202,370    4.00%            -         -
   Trustmark National Bank                    518,371   10.47%     198,058    4.00%     $297,087     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                     $554,524    7.52%    $221,269    3.00%            -         -
   Trustmark National Bank                    518,371    7.17%     217,035    3.00%     $361,726     5.00%

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards, but also the well capitalized guidelines for regulatory capital. Management believes, as of September 30, 2003, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At September 30, 2003, the most recent notification from the Office of the Comptroller of the Currency
(OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At September 30, 2003, earning assets were $6.962 billion, or 91.20% of total assets, compared with $6.453 billion, or 90.40% of total assets at December 31, 2002, an increase of $508.6 million, or 7.9%. Excluding the Emerald Coast branch purchase, earning assets totaled $6.739 billion, an increase of $286.2 million when compared with December 31, 2002.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative and a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates, to support profitability and to offset risks incurred by business units. When evaluating the performance of the securities portfolio, Management considers not only interest income but also the flexibility and liquidity provided by changes in fair value. At September 30, 2003, Trustmark's securities portfolio totaled $1.878 billion, compared to $1.812 billion at December 31, 2002, an increase of $66.3 million, or 3.7%.

The securities portfolio is a powerful risk management tool that enables Management to control both the invested balance and the duration of securities. In addition to first quarter 2003 sales of $99.1 million of securities, significant price changes in certain portfolio securities enabled Trustmark to sell securities with a total fair value of $189.0 million during the second quarter of 2003. Approximately $137.8 million of proceeds from the second quarter securities sales were reinvested in short-term treasury and agency securities. Trustmark has utilized a strategy of reducing price volatility in the investment portfolio as indicated by duration, which has remained relatively stable throughout 2003. The estimated duration of the portfolio was measured to be 2.83 years at December 31, 2001, 1.94 years at December 31, 2002, and 2.04 years at September 30, 2003. By reducing the duration of the portfolio,

Trustmark has reduced exposure to volatile interest rates while increasing liquidity and flexibility. Management intends to keep the portfolio near historically low duration levels while the interest rate cycle is in a stage of lower yields.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders' equity. At September 30, 2003, AFS securities totaled $1.677 billion, which represented 89.3% of the securities portfolio, compared to $1.263 billion, or 69.7%, at December 31, 2002. At September 30, 2003, unrealized gains on AFS securities of $6.0 million, net of $2.3 million of deferred income taxes payable, were included in accumulated other comprehensive income, compared with gains of $22.8 million, net of $8.7 million in income taxes, at December 31, 2002. At September 30, 2003, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock. During the third quarter, an allocation of corporate securities was added to AFS securities as an investment alternative that produces an attractive return and, at the same time, reduces exposure to mortgage related securities while also reducing reliance on issues of the various government agencies. This group currently consists of well-diversified investment grade corporate securities with a book value of $78.9 million and a noncallable average maturity of 4.5 years. Management expects to continue this strategy as an ongoing part of a diversified investment approach in the securities portfolio.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2003, HTM securities totaled $201.1 million and represented 10.7% of the total portfolio, compared with $549.2 million, or 30.3%, at the end of 2002. This decline in HTM securities as a percentage of the securities portfolio should continue as Management utilizes the increased flexibility in AFS securities to manage its investment strategy.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 90% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 72.2% of earning assets at September 30, 2003, compared with 71.6% at year-end 2002. At September 30, 2003, loans totaled $5.024 billion, an 8.8% increase from its level of $4.617 billion at December 31, 2002. Excluding the Emerald Coast branch purchase, loan growth was $184.4 million, or 4.0%. Real estate lending continued to be positively impacted by record low interest rates while other loan areas have been negatively affected by a weakened economy.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at September 30, 2003 and December 31, 2002, are shown in the accompanying table.

Nonperforming Assets
($ in thousands)
                                                September 30,       December 31,
                                                    2003               2002
                                                -------------       ------------
Nonaccrual and restructured loans               $      26,857       $     31,642
Other real estate (ORE)                                 6,434              6,298
                                                -------------       ------------
     Total nonperforming assets                 $      33,291       $     37,940
                                                =============       ============

Accruing loans past due 90 days or more         $       3,283       $      2,946
                                                =============       ============

Nonperforming assets/total loans and ORE                0.66%              0.82%
                                                =============       ============

Total nonperforming assets decreased $4.6 million, or 12.25%, during the first nine months of 2003. This decrease can be attributed to a concerted effort to address problem loans as well as approximately $1.4 million of loans returned to accrual status as the result of an intensified review of nonaccrual loans less than $100 thousand. The allowance coverage of nonperforming loans remains strong at 277.3% at September 30, 2003, compared with 236.3% at December 31, 2002.

At September 30, 2003, the allowance for loan losses was $74.5 million compared with $74.8 million at December 31, 2002. The allowance for loan losses represented 1.48% of total loans outstanding at September 30, 2003, compared to 1.62% at December 31, 2002. This decline in the allowance as a percentage of total loans is linked primarily to an increase in loans resulting from the Emerald Coast branch purchase. Loans purchased totaled $224.3 million which included a $1.9 million discount, consisting of a discount for general credit risk of $3.5 million offset by a market premium of $1.6 million. As of September 30, 2003, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Net charge-offs were $7.7 million, or 0.22% of average loans, for the nine months ended September 30, 2003, compared with $10.3 million, or 0.31% of average loans, for the prior year period. This improvement is primarily from gross charge-offs of commercial purpose loans, which decreased $2.5 million when comparing the first nine months of 2003 and 2002. Charge-offs for the first nine months of 2002 were affected by five larger commercial loan losses totaling $2.6 million.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $59.5 million at September 30, 2003, an increase of $35.5 million when compared with year-end 2002. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposits, individual retirement accounts and brokered CD's. Total deposits were $4.997 billion at September 30, 2003, compared with $4.686 billion at December 31, 2002, an increase of $310.7 million, or 6.6%. Excluding the Emerald Coast branch purchase, deposits increased $100.8 million, or 2.2%, when compared with December 31, 2002. Trustmark's deposit mix remains favorable with noninterest-bearing deposits representing 25.1% of total deposits at September 30, 2003, compared with 26.7% at year-end 2002. During the third quarter of 2003 Trustmark utilized a brokered CD program to provide additional low cost deposit funding. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.460 billion at September 30, 2003, an increase of $228.9 million, compared with $1.231 billion at year-end 2002. An increase in term federal funds purchased and short-term FHLB advances were the primary contributors to this growth as Management sought funding from lower priced short-term borrowings during this historically low interest rate environment

Long-term FHLB advances totaled $431.1 million at September 30, 2003, a decrease of $43.9 million from December 31, 2002. These totals include $250.0 million in advances with variable rates adjusting quarterly, while the remaining advances are fixed rate, primarily maturing from 2005 to 2006. Beginning in the second quarter of 2003, Trustmark implemented the use of swap agreements and has effectively converted $125.0 million of the fixed rate advances to variable rates. For further discussion, see Market/Interest Rate Risk Management beginning on page 29.

OTHER LIABILITIES

At December 31, 2002, Trustmark's pension plan was underfunded, requiring an accrual for minimum pension liability of $5.7 million. During 2003, the Board of Directors approved tax-deductible contributions to the pension plan in the amount of $10.0 million. At the plan's next measurement date, October 31, 2003, Management anticipates that the underfunded position of the plan will be eliminated based on recent improvements in investment returns combined with the contributions of $10 million.

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

Management has continued to maintain a balance sheet position that mitigates adverse effects of rising interest rates. Modeling static balances from September 30, 2003, it is estimated that net interest income may increase, possibly as much as 4.33%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This is a slight improvement in exposure to rising rates when compared to December 31, 2002. In a shocked, down 200 basis point rate shift scenario, net income may decline from the base case as much as 12.82% in a one-year horizon. In this scenario, Trustmark uses the approach of shifting rates the greater of 200 basis points or the amount that implies a near zero rate for each category. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout the remainder of 2003. Management will continue to monitor the balance sheet as balances change and maintain a proactive stance to manage interest rate risk.

The primary tool utilized by the Asset/Liability Committee is a third-party modeling system, which is widely accepted in the financial institutions industry. This system provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

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

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. Management feels that this method for analyzing interest rate sensitivity does not provide a complete picture of Trustmark's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends or varying interest rate scenarios. This analysis is a relatively straightforward tool that is helpful in highlighting significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities, are utilized for sensitivity static gap analysis. Three-month gap analysis projected at September 30, 2003, reflected a liability gap of $199 million compared with an asset gap of $177 million at June 30, 2003. One-year gap analysis projected at September 30, 2003, reflected an asset gap of $47 million compared with an asset gap of $548 million at June 30, 2003. These changes can be traced to a reduction in mortgage work-in-process when compared with June 30, 2003 as well as Management's decision to reinvest FHLB advances in floating rather than fixed rates, thus lowering the overall cost and providing relief to the compression of net interest income.

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

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of September 30, 2003, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. These swaps are designated as fair value hedges. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, nonprepayable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. The swap contracts are tied to the maturity of five separate FHLB advances maturing between 2005 and 2006.

RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement applies to three categories of freestanding financial instruments: 1) certain mandatorily redeemable instruments, 2) instruments with repurchase obligations and 3) instruments with obligations to issue a variable number of shares. The statement requires that previously issued instruments that fall within the scope of the statement must be reclassified as liabilities, and subsequent changes in the measurements of the instruments treated as liabilities must flow through to the income statement. For public companies, this statement became effective for all freestanding financial instruments entered into or modified after May 31, 2003. Otherwise it became effective at the beginning of the first interim period beginning after June 15, 2003. Currently, Trustmark does not have any financial instruments within the scope of this statement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in "Market/Interest Rate Risk Management" (pages 29-30) of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

For the period ended September 30, 2003, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the Principal Financial Officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that, as of September 30, 2003, Trustmark's disclosure controls and procedures were adequate to ensure that information required to be disclosed by Trustmark in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Subsequent to this review, there have been no significant changes in Trustmark's internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There were no material developments for the quarter ended September 30, 2003, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits

          The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.        Reports on Form 8-K

          1.   On July 15, 2003, Trustmark filed a report on Form 8-K announcing its  financial  results for the period ended June 30, 2003.
          2.   On  September  2,  2003,  Trustmark  filed a  report  on Form 8-K announcing that the purchase of Florida's Emerald Coast branches of The Bank had been completed as of the close of business Friday, August 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRUSTMARK CORPORATION


BY:     /s/ Richard G. Hickson                      BY:     /s/ Zach L. Wasson
        ----------------------                              --------------------
        Richard G. Hickson                                  Zach L. Wasson
        Chairman of the Board, President                    Treasurer (Principal
        & Chief Executive Officer                           Financial Officer)

DATE:   November 10, 2003                           DATE:   November 10, 2003

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