Form 10-K
period 2003-12-31
TRUSTMARK CORP
filed 2004-03-10
CIK 36146

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003 or
(  ) TRANSITION  REPORT  PURSUANT  TO SECTION  13 OF 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

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

Based on the closing sales price of January 31, 2004, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,411,642,080.

As of February 20, 2004, there were issued and outstanding 58,267,358 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Registrant's 2003 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders dated March 10, 2004 (Part III).

                              TRUSTMARK CORPORATION

                                    FORM 10-K


                                      INDEX

PART I

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Securities Holders

PART II
Item 5.    Market for the Registrant's Common Stock and Related
                Shareholder Matters
Item 6.    Selected Financial Data

Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
Item 9A.   Controls and Procedures

PART III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                Related Shareholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Trustmark National Bank (TNB), Trustmark's wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Chartered by the State of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through three wholly-owned subsidiaries, Trustmark Securities, Inc. (formerly Trustmark Financial Services, Inc.), Trustmark Investment Advisors, Inc. and The Bottrell Insurance Agency, Inc.

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of December 31, 2003, Trustmark and its subsidiaries employed 2,356 full-time equivalent employees.

Trustmark engages in business through its four reportable segments: Consumer Division, Commercial Division, Wealth Management Division and Operations Division. The Consumer Division delivers a full range of banking, investment and risk management products and services to individuals and small businesses through Trustmark's extensive branch network. The Commercial Division provides various financial products and services to corporate and middle-market clients. The Wealth Management Division includes trust and fiduciary services, brokerage services and services for private banking clients. The Operations Division consists of asset/liability management activities that include the investment portfolio and the related gains/losses on sales of securities, as well as credit risk management, bank operations, human resources and the controller's department.

Consumer Division

The Consumer Division provides a full range of financial products and services to individuals and small business customers through Trustmark's 144 offices in Mississippi, Tennessee and Florida. The Consumer Division includes TNB's insurance, credit card and mortgage services, Indirect Lending Groups and Correspondent Banking Department. During 2003, Trustmark continued to evaluate its major retail markets in an effort to effectively position its branch network within each market.

During 2003, Trustmark continued to apply technology, innovation and expense control to improve productivity and assist in managing profitability and customer relationships. One primary example of the integration of these factors was the Credit Process Redesign initiative used to evaluate and improve the consumer and business credit processes. The goal of this process was to create an environment that fosters greater customer satisfaction, generates loan growth and improves efficiency while maintaining solid credit quality. This process, facilitated by a nationally recognized management consulting firm, should streamline workflow and eliminate processing delays and result in timely loan decisions for Trustmark's customers.

Significant efforts were also devoted to developing a transaction image archive. This archive, which was deployed in 2003, improved research efficiency and increased customer satisfaction. It has positioned Trustmark to provide additional revenue-generating services for consumer and commercial relationships.

Customers may access automated teller machines (ATM) through Trustmark's network of 179 ATMs in 163 locations in Mississippi, Tennessee and Florida, in addition to worldwide access through other ATM networks such as Plus, Pulse and Cirrus. TrustTouch services allow customers to access detailed account information, via a toll free number 24 hours a day, and TrustTouchpc services offer customers the flexibility to access account information as well as the ability to process transactions 24 hours a day via computer. TrustTouchWeb allows customers to access their bank accounts from any Internet-equipped computer. TrustTouchWeb gives instant access to secured account information around-the-clock and provides the ability to pay bills electronically and transfer funds between accounts. TrustNetWeb, our Internet banking product for small to mid-sized businesses, provides the same convenience and flexibility as TrustTouchWeb with additional features tailored specifically for businesses.

Trustmark provides Consumer Division customers with various personal loan products and small business loans. Trustmark also lends to moderate and lower income homeowners through Community Reinvestment Act programs such as the Downpayment Assistance Program and Farmers Home Multi-Family Home Program.

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

Commercial Division

The Commercial Division provides various financial products and services to corporate and middle-market clients through TNB's Commercial Lending and Commercial Real Estate groups. Business Advantage is designed to give businesses a total package of business savings, financial management and convenient services in one comprehensive package, when combined with a regular commercial or small business checking account. To better meet the unique credit needs of larger businesses, the Commercial Division has created relationship managers to work primarily with local middle-market firms, specialized industries, as well as large regional and national firms.

Wealth Management Division

The Wealth Management Division includes trust and fiduciary services and brokerage services. With $6.9 billion in assets under management or administration, Trustmark offers a full line of asset management and custodial services through its Personal Trust, Employee Benefit and Corporate Trust groups. The Wealth Management Division provides customized solutions for affluent customers by integrating investment management, estate planning, insurance products and private banking.

Included in the Wealth Management Division is Trustmark's proprietary mutual fund family, The Performance Funds. The six mutual funds are designed and managed by Trustmark Investment Advisor's investment professionals and are offered throughout the financial services division, including Trustmark Securities, Inc., TNB's full service brokerage subsidiary.

Operations Division

The Operations Division consists of internal operations, such as asset/liability management activities including TNB's investment portfolio and the related gains/losses on sales of securities, as well as credit risk management, bank operations, human resources, marketing and the controller's department.

Additional information on Trustmark's segments can be found in Note 18, "Segment Information," (pages 41-42) included in Trustmark's 2003 Annual Report to Shareholders and is incorporated herein by reference.

Available Information

Trustmark's internet address is www.trustmark.com. Trustmark makes available through this address, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the Securities and Exchange Commission (SEC).

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

TNB's nonbanking subsidiaries are subject to a variety of state and federal laws. Trustmark Securities, Inc. is subject to supervision and regulation by the SEC, the National Association of Securities Dealers, Inc., state securities regulators and the various exchanges through which it conducts business. TIA, a registered investment advisor, is subject to supervision and regulation by the SEC and the state of Mississippi. Bottrell is subject to the insurance laws and regulations of the states in which it is active. The Federal Reserve Board supervises Trustmark's nonbanking subsidiaries.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, ("Sarbanes-Oxley") implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Trustmark) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley's principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a `financial expert' (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements;
(x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations. As required by Sarbanes-Oxley, Trustmark has complied with the requirements included above. In 2004, Management will test its internal control structures which, when completed, will be the basis for KPMG's attestation report on this process.

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

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively. At December 31, 2003, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 11.03% and 12.29% of its total risk-weighted assets, respectively. At December 31, 2003, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 10.64% and 11.90% of its total risk-weighted assets, respectively.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating. At December 31, 2003, the leverage ratios for Trustmark and TNB were 7.53% and 7.26%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 2003, the most recent notification from the OCC categorized TNB as well capitalized based on the ratios and guidelines described above.

Trustmark's wholly-owned subsidiary, Trustmark National Bank, has filed applications to become a Fed-member, state-chartered banking institution. Upon regulatory approvals by the Mississippi Department of Banking and Consumer Finance and the Federal Reserve, which are expected to be received by the end of the first quarter, the national bank charter will be converted to a Mississippi charter. The Federal Reserve and the Mississippi Department of Banking and Consumer Finance will dually regulate Trustmark. Once the conversion has been completed, the bank will be known as Trustmark Bank.

Payment of Dividends and Other Restrictions

There are various legal and regulatory provisions which limit the amount of dividends TNB can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years. TNB will have available in 2004 approximately $8.2 million plus its net income for that year to pay as dividends. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the FDIC and, accordingly, are subject to deposit insurance assessments. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each institution's insurance assessment rate is then determined by the risk category in which it is classified. At December 31, 2003, TNB's annual BIF and SAIF assessment rates and Somerville's BIF rate were $0.0154 per $100 of insured deposits.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 59
    Trustmark Corporation
       Chairman, President and Chief Executive Officer since April 2002 President and Chief Executive Officer from May 1997 to April 2002
    Trustmark National Bank
       Chairman and Chief Executive Officer since April 2002
       Vice Chairman and Chief Executive Officer from May 1997 to April 2002

Harry M. Walker, 53
    Trustmark Corporation
       Secretary from September 1995 to April 2002
    Trustmark National Bank
       President - Jackson Metro since January 2004
       President and Chief Operating Officer - Commercial Division from September 2002 to January 2004
       President - Commercial Bank from May 2002 to September 2002
       President - General Bank from September 1999 to May 2002
       President and Chief Operating Officer from March 1992 to September 1999

Gerard R. Host, 49
    Trustmark Corporation
       Treasurer from September 1995 to April 2002
    Trustmark National Bank
       President - General Banking since January 2004
       President and Chief Operating Officer - Consumer Division from
          September 2002 to January 2004
       President - Financial Services Bank from September 1999 to September 2002 Executive Vice President and Chief Financial Officer from November 1995 to September 1999

Duane A. Dewey, 45
    Trustmark National Bank
       President - Wealth Management Division since August 2003
    Provident Bank, Cincinnati, Ohio
       Senior Vice President and Managing Director from October 1997 to
          August 2003

Zach L. Wasson, Jr., 50
    Trustmark Corporation
       Treasurer since April 2002
    Trustmark National Bank
       Executive Vice President and Chief Financial Officer since September 1999 Senior Vice President and Chief Investment Officer from November 1995 to
          September 1999

T. Harris Collier III, 55
    Trustmark Corporation
       Secretary since April 2002
    Trustmark National Bank
       General Counsel since January 1990

Louis E. Greer, 49
    Trustmark Corporation
       Chief Accounting Officer since January 2003
    Trustmark National Bank
       Senior Vice President and Chief Accounting Officer since January 2004 Senior Vice President and Controller from September 1998 to January 2004 Vice President and Controller from July 1987 to September 1998

William O. Rainey, 64
    Trustmark National Bank
       Executive Vice President and Chief Banking Officer since November 1991

James S. Lenoir, 61
    Trustmark National Bank
       Executive Vice President and Chief Risk Officer since March 1999 Deposit Guaranty Corp. and Deposit Guaranty National Bank
       Executive Vice President and Chief Credit Officer from February 1983 to
          April 1998

James M. Outlaw, Jr., 50
    Trustmark National Bank
       Executive Vice President and Chief Information Officer since
          September 1999
       Senior Vice President and Operations Manager from February 1996 to
          September 1999

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

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                   Years Ended December 31,
                                                  ----------------------------------------------------------
                                                              2003                          2002
                                                  ----------------------------  ----------------------------
                                                   Average              Yield/   Average              Yield/
                                                   Balance    Interest   Rate    Balance    Interest   Rate
                                                  ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under reverse repurchase agreements           $   25,174  $    287   1.14%  $   26,275  $    424   1.61%
  Securities available for sale:
    Taxable                                        1,518,170    45,566   3.00%     885,070    50,426   5.70%
    Nontaxable                                        67,188     5,280   7.86%      81,883     6,522   7.97%
  Securities held to maturity:
    Taxable                                          236,994    19,766   8.34%     588,193    39,136   6.65%
    Nontaxable                                        90,755     7,082   7.80%      89,698     7,120   7.94%
  Loans, net of unearned income                    4,822,350   289,672   6.01%   4,544,611   311,376   6.85%
                                                  ----------  --------          ----------  --------
    Total interest-earning assets                  6,760,631   367,653   5.43%   6,215,730   415,004   6.68%
Cash and due from banks                              296,724                       280,543
Other assets                                         426,157                       421,037
Allowance for loan losses                            (74,890)                      (75,518)
                                                  ----------                    ----------
    Total Assets                                  $7,408,622                    $6,841,792
                                                  ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                $1,134,243  $ 11,938   1.05%  $  957,410  $ 11,991   1.25%
  Savings deposits                                   832,490     3,429   0.41%     735,885     4,840   0.66%
  Time deposits                                    1,676,700    43,960   2.62%   1,819,130    62,228   3.42%
  Federal funds purchased and securities
    sold under repurchase agreements                 947,050    10,255   1.08%     788,618    12,652   1.60%
  Short-term borrowings                              391,366     6,041   1.54%     384,481     8,206   2.13%
  Long-term FHLB advances                            472,819    13,935   2.95%     327,054    13,849   4.23%
                                                  ----------  --------          ----------  --------
Total interest-bearing liabilities                 5,454,668    89,558   1.64%   5,012,578   113,766   2.27%
Noninterest-bearing demand deposits                1,216,523  --------           1,086,487  --------
Other liabilities                                     62,288                        66,996
Shareholders' equity                                 675,143                       675,731
                                                  ----------                    ----------
    Total Liabilities and Shareholders' Equity    $7,408,622                    $6,841,792
                                                  ==========                    ==========
    Net Interest Margin                                        278,095   4.11%               301,238   4.85%

Less tax equivalent adjustments:
  Investments                                                    4,327                         4,775
  Loans                                                          3,938                         4,277
                                                              --------                      --------
    Net Interest Margin per Annual Report                     $269,830                      $292,186
                                                              ========                      ========


                                                     Year Ended December 31,
                                                  ----------------------------
                                                              2001
                                                  ----------------------------
                                                   Average              Yield/
                                                   Balance    Interest   Rate
                                                  ----------  --------  ------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under reverse repurchase agreements           $   24,698  $    921   3.73%
  Securities available for sale:
    Taxable                                        1,078,519    68,174   6.32%
    Nontaxable                                        91,750     7,289   7.94%
  Securities held to maturity:
    Taxable                                          835,946    55,797   6.67%
    Nontaxable                                        90,867     7,269   8.00%
  Loans, net of unearned income                    4,302,485   346,571   8.06%
                                                  ----------  --------
    Total interest-earning assets                  6,424,265   486,021   7.57%
Cash and due from banks                              258,776
Other assets                                         376,469
Allowance for loan losses                            (71,650)
                                                  ----------
    Total Assets                                  $6,987,860
                                                  ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                $  795,890  $ 19,864   2.50%
  Savings deposits                                   637,973     7,759   1.22%
  Time deposits                                    1,895,677    98,733   5.21%
  Federal funds purchased and securities
    sold under repurchase agreements               1,117,059    42,390   3.79%
  Short-term borrowings                              495,607    22,167   4.47%
  Long-term FHLB advances                            351,301    18,329   5.22%
                                                  ----------  --------
Total interest-bearing liabilities                 5,293,507   209,242   3.95%
Noninterest-bearing demand deposits                  966,437  --------
Other liabilities                                     72,478
Shareholders' equity                                 655,438
                                                  ----------
    Total Liabilities and Shareholders' Equity    $6,987,860
                                                  ==========
    Net Interest Margin                                        276,779   4.31%

Less tax equivalent adjustments:
  Investments                                                    5,095
  Loans                                                          4,780
                                                              --------
    Net Interest Margin per Annual Report                     $266,904
                                                              ========

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 2002 and 2001 amounts to conform to the 2003 presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands).

                                              2003 Compared to 2002            2002 Compared to 2001
                                           Increase (Decrease) Due To:      Increase (Decrease) Due To:
                                          -----------------------------    -----------------------------
                                                     Yield/                           Yield/
                                          Volume      Rate       Net       Volume      Rate       Net
                                          -------   --------   --------    -------   --------   --------
Interest earned on:
  Federal funds sold and securities
    purchased under reverse repurchase
    agreements                            $   (17)  $   (120)  $   (137)   $    56   $   (553)  $   (497)
  Securities available for sale:
        Taxable                            25,830    (30,690)    (4,860)   (11,473)    (6,275)   (17,748)
        Nontaxable                         (1,153)       (89)    (1,242)      (785)        18       (767)
  Securities held to maturity:
        Taxable                           (27,532)     8,162    (19,370)   (16,494)      (167)   (16,661)
        Nontaxable                             86       (124)       (38)       (94)       (55)      (149)
  Loans, net of unearned income            18,176    (39,880)   (21,704)    18,792    (53,987)   (35,195)
                                          -------   --------   --------    -------   --------   --------
      Total interest-earning assets        15,390    (62,741)   (47,351)    (9,998)   (61,019)   (71,017)

Interest paid on:
  Interest-bearing demand deposits          2,024     (2,077)       (53)     3,472    (11,345)    (7,873)
  Savings deposits                            584     (1,995)    (1,411)     1,059     (3,978)    (2,919)
  Time deposits                            (4,581)   (13,687)   (18,268)    (3,839)   (32,666)   (36,505)
  Federal funds purchased and securities
    sold
    under repurchase agreements             2,218     (4,615)    (2,397)   (10,029)   (19,709)   (29,738)
  Short-term borrowings                       144     (2,309)    (2,165)    (4,186)    (9,775)   (13,961)
  Long-term FHLB advances                   5,038     (4,952)        86     (1,196)    (3,284)    (4,480)
                                          -------   --------   --------    -------   --------   --------
      Total interest-bearing liabilities    5,427    (29,635)   (24,208)   (14,719)   (80,757)   (95,476)
                                          -------   --------   --------    -------   --------   --------
      Change in net interest income on
          a tax equivalent basis          $ 9,963   $(33,106)  $(23,143)   $ 4,721   $ 19,738   $ 24,459
                                          =======   ========   ========    =======   ========   ========

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 2003, 2002 and 2001. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES PURCHASED UNDER REVERSE REPURCHASE AGREEMENTS

The table below presents certain information concerning Trustmark's securities purchased under reverse repurchase agreements for each of the last three years ($ in thousands):

                                                      2003      2002      2001
                                                    --------  --------  --------
Securities purchased under reverse
  repurchase agreements:
    Maximum amount outstanding at any month
       end during each period                       $      -  $125,000  $125,000
    Average amount outstanding at end of period     $     23  $  4,887  $  5,543

The  securities   underlying  the  reverse  repurchase   agreements  were  under
Trustmark's control during the periods presented.

TABLE 4 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                             December 31,
                                                 ------------------------------------
                                                    2003         2002         2001
                                                 ----------   ----------   ----------
Securities available for sale
U.S. Treasury and U.S. Government agencies       $  301,857   $  182,219   $  275,250
Obligations of states and political subdivisions     72,243       71,544       94,271
Mortgage-backed securities                        1,382,136      937,753      616,044
Corporate securities                                107,418            -            -
                                                 ----------   ----------   ----------
    Total debt securities                         1,863,654    1,191,516      985,565
Other securities including equity                    75,955       48,299       46,946
                                                 ----------   ----------   ----------
    Total securities available for sale          $1,939,609   $1,239,815   $1,032,511
                                                 ==========   ==========   ==========

Securities held to maturity
Obligations of states and political subdivisions $  142,169   $  153,707   $  184,368
Mortgage-backed securities                           36,181      395,390      607,584
Other securities                                        100          100          100
                                                 ----------   ----------   ----------
    Total securities held to maturity            $  178,450   $  549,197   $  792,052
                                                 ==========   ==========   ==========

TABLE 5 - MATURITY  DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2003, and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                           Maturing
                                         ------------------------------------------------------------------------------
                                                           After One,           After Five,
                                          Within           But Within           But Within             After
                                         One Year  Yield   Five Years   Yield   Ten Years    Yield   Ten Years    Yield     Total
                                         --------  -----   ----------   -----   -----------  -----   ----------   -----   ----------
Securities available for sale
U.S. Treasury and U.S.
  Government agencies                    $  1,600  5.86%   $ 300,257    2.61%   $         -      -   $        -       -   $  301,857
Obligations of states and
  political subdivisions                    8,461  8.33%      47,800    7.82%        11,307  5.62%        4,675   6.27%       72,243
Mortgage-backed securities                     87  9.08%      12,523    4.22%       135,518  3.11%    1,234,008   2.63%    1,382,136
Corporate securities                            -      -      72,906    3.45%        34,512  4.02%            -       -      107,418
                                         --------          ---------            -----------          ----------           ----------
    Total debt securities                $ 10,148  7.95%   $ 433,486    3.38%   $   181,337  3.44%   $1,238,683   2.64%    1,863,654
                                         ========          =========            ===========          ==========
Other securities including equity                                                                                             75,955
                                                                                                                          ----------
    Total securities available for sale                                                                                   $1,939,609
                                                                                                                          ==========

Securities held to maturity
Obligations of states and
  political subdivisions                 $  8,829   6.81%  $  44,306    6.86%   $    52,316  7.30%   $   36,718   8.16%   $  142,169
Mortgage-backed securities                      -       -      7,600    6.81%           201  6.10%       28,380   4.76%       36,181
Other securities                              100   7.50%          -        -             -      -            -       -          100
                                         --------          ---------            -----------          ----------           ----------
    Total securities held to maturity    $  8,929   6.82%  $  51,906    6.85%   $    52,517  7.30%   $   65,098   6.68%   $  178,450
                                         ========          =========            ===========          ==========           ==========

Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.18 years.

As of December 31, 2003, Trustmark did not hold any securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity.

TABLE 6 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio (including loans held for sale) at the end of each of the last five years ($ in thousands):

                                                                            December 31,
                                                 ------------------------------------------------------------------
                                                   2003           2002          2001          2000          1999
                                                 ----------    ----------    ----------    ----------    ----------
Real estate loans:
  Construction and land development              $  406,257    $  286,500    $  401,744    $  309,532    $  297,231
  Secured by 1-4 family residential properties    1,776,475     1,530,284     1,385,490     1,250,767     1,175,775
  Secured by nonfarm, nonresidential properties     858,708       811,289       703,674       602,920       555,255
  Other real estate loans                           156,524       112,923       103,305        86,046        78,090
Loans to finance agricultural production             30,815        37,452        33,509        38,369        35,412
Commercial and industrial                           787,094       776,510       788,982       819,948       824,017
Loans to individuals for personal expenditures      777,236       828,535       876,582       809,808       841,059
Obligations of states and political subdivisions    173,296       162,644       166,342       164,059       151,759
Loans for purchasing or carrying securities          10,080         4,849        10,691        11,127        16,160
Other loans                                          56,127        66,380        54,047        51,357        40,177
                                                 ----------    ----------    ----------    ----------    ----------
     Loans, net of unearned income               $5,032,612    $4,617,366    $4,524,366    $4,143,933    $4,014,935
                                                 ==========    ==========    ==========    ==========    ==========

TABLE 7 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2003, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                               Maturing
                                                 ----------------------------------
                                                               One Year
                                                   Within       Through     After
                                                  One Year       Five        Five
                                                   or Less       Years      Years        Total
                                                 ----------    --------    --------    ----------
Construction and land development                $  276,237    $ 90,061    $ 39,959    $  406,257
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                       409,197     468,055     137,980     1,015,232
Commercial and industrial                           509,347     251,058      26,689       787,094
Other loans (excluding loans to individuals)        109,461      53,121     107,736       270,318
                                                 ----------    --------    --------    ----------
       Total                                     $1,304,242    $862,295    $312,364    $2,478,901
                                                 ==========    ========    ========    ==========

The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                     Maturing
                                                               --------------------
                                                               One Year
                                                                Through     After
                                                                 Five       Five
                                                                 Years      Years        Total
                                                               --------    --------    ----------
Above loans due after one year which have:
  Predetermined interest rates                                 $772,845    $242,670    $1,015,515
  Floating interest rates                                        89,450      69,694       159,144
                                                               --------    --------    ----------
        Total                                                  $862,295    $312,364    $1,174,659
                                                               ========    ========    ==========

TABLE 8 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                             December 31,
                                            -----------------------------------------------
                                             2003      2002      2001      2000      1999
                                            -------   -------   -------   -------   -------
Loans accounted for on a nonaccrual basis   $23,921   $31,642   $36,901   $15,958   $16,671
Other real estate  (ORE)                      5,929     6,298     5,110     2,280     1,987
                                            -------   -------   -------   -------   -------
    Total nonperforming assets              $29,850   $37,940   $42,011   $18,238   $18,658
                                            =======   =======   =======   =======   =======
Accruing loans past due 90 days or more     $ 2,606   $ 2,946   $ 2,740   $ 2,494   $ 2,043
                                            =======   =======   =======   =======   =======
Nonperforming assets/total loans and ORE      0.59%     0.82%     0.93%     0.44%     0.46%
                                            =======   =======   =======   =======   =======

A loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest becomes 90 days past due or if Management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. A loan is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.

As of December 31, 2003, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 6.

Explanation of the changes in 2003 can be found in the table captioned "Nonperforming Assets" and the related discussion (page 59) included in the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

TABLE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

                                                                   Years Ended December 31,
                                                        -----------------------------------------------
                                                         2003      2002      2001      2000      1999
                                                        -------   -------   -------   -------   -------
Balance at beginning of period                          $74,771   $75,534   $65,850   $65,850   $66,150
Loans charged off:
  Real estate loans                                      (2,863)   (4,004)   (4,609)   (2,176)   (1,953)
  Loans to finance agricultural production                  (60)      (84)     (288)     (107)     (243)
  Commercial and industrial                              (3,688)   (6,224)   (4,317)   (3,228)   (3,242)
  Loans to individuals for personal expenditures         (9,605)  (11,207)  (10,982)   (9,470)   (7,863)
  All other loans                                        (2,992)   (2,516)   (2,502)   (2,417)   (1,685)
                                                        -------   -------   -------   -------   -------
    Total charge-offs                                   (19,208)  (24,035)  (22,698)  (17,398)  (14,986)
Recoveries on loans previously charged off:
  Real estate loans                                          79        64         6       145       156
  Loans to finance agricultural production                    -         -         -         -         -
  Commercial and industrial                                 735     1,689       721     1,177       791
  Loans to individuals for personal expenditures          5,612     5,156     4,774     3,967     3,319
  All other loans                                         2,516     2,256     2,103     1,708     1,348
                                                        -------   -------   -------   -------   -------
    Total recoveries                                      8,942     9,165     7,604     6,997     5,614
                                                        -------   -------   -------   -------   -------
Net charge-offs                                         (10,266)  (14,870)  (15,094)  (10,401)   (9,372)
Additions to allowance charged to operating expense       9,771    14,107    13,200    10,401     9,072
Other additions to allowance for loan losses                  -         -    11,578         -         -
                                                        -------   -------   -------   -------   -------
Balance at end of period                                $74,276   $74,771   $75,534   $65,850   $65,850
                                                        =======   =======   =======   =======   =======

Percentage of net charge-offs during period to average
  loans outstanding during the period                     0.21%     0.33%     0.35%     0.25%     0.24%
                                                        =======   =======   =======   =======   =======

The allowance for loan losses is maintained at a level believed adequate by Management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on identified loan impairments, Trustmark's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The following table is a summary by allocation category of Trustmark's allowance for loan losses at December 31, 2003. These allocations were determined based upon Management's analysis of the various types of risk associated with Trustmark's loan portfolio. A discussion of Management's methodology for performing the analysis follows the table ($ in thousands):

Allocation for pools of risk-rated loans                               $36,734
Additional allocation for risk-rated loans                                 701
Allocation for selected industries                                       5,658
General allocation for all other loans                                  17,215
Allocation for available lines of credit and letters of credit           1,880
Unallocated                                                             12,088
                                                                       -------
  Total                                                                $74,276
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

As the review of the allowance for loan losses involves a significant degree of judgment by Management and is imprecise by nature, the unallocated $12.1 million relates to issues that cannot be measured on a quantitative basis over a prolonged period of time.

TABLE 11 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2003 ($ in thousands):

3 months or less                                            $143,223
Over 3 months through 6 months                                92,546
Over 6 months through 12 months                               91,538
Over 12 months                                               127,008
                                                            --------
      Total                                                 $454,315
                                                            ========

TABLE 12 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

                                   2003       2002      2001
                                  ------    -------    ------
Return on average assets           1.60%      1.77%     1.59%
Return on average equity          17.56%     17.93%    16.98%
Dividend payout ratio             34.08%     31.54%    32.27%
Equity to assets ratio             9.11%      9.88%     9.38%

TABLE 13 - SHORT-TERM BORROWINGS

The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

                                                           2003        2002        2001
                                                        ----------   --------   ----------
Federal funds purchased and securities sold under
  repurchase agreements:
    Amount outstanding at end of period                 $  928,135   $954,978   $1,037,506
    Weighted average interest rate at end of period          0.91%      1.16%        1.59%
    Maximum amount outstanding at any
      month end during each period                      $1,032,984   $973,261   $1,318,720
    Average amount outstanding during each period       $  947,050   $788,618   $1,117,059
    Weighted average interest rate during each period        1.08%      1.60%        3.79%

                                                           2003        2002        2001
                                                        ----------   --------   ----------
Short-term borrowings:
    Amount outstanding at end of period                 $  621,532   $275,959   $  558,687
    Weighted average interest rate at end of period          1.56%      2.02%        2.32%
    Maximum amount outstanding at any
      month end during each period                      $  648,082   $494,475   $  984,297
    Average amount outstanding during each period       $  391,366   $384,481   $  495,607
    Weighted average interest rate during each period        1.54%      2.13%        4.47%

ITEM 2. PROPERTIES

Trustmark's principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 214,000 square feet, or 81%, of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. Trustmark, through its two banking subsidiaries, also operates 119 full-service branches, 21 limited-service branches, 4 in-store branches and an ATM network which includes 105 ATMs at on-premise locations and 74 ATMs located at off-premise sites. Trustmark leases 83 of its 202 locations with the remainder being owned.

ITEM 3. LEGAL PROCEEDINGS

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to Trustmark's shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Trustmark's common stock is listed for trading on the Nasdaq Stock Market. At March 1, 2004, there were approximately 4,300 registered shareholders of Trustmark's common stock. Other information required by this item can be found in Note 14, "Shareholders' Equity," (pages 36-38) and the table captioned "Principal Markets and Prices of Trustmark's Stock" (page 45) included in the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned "Selected Financial Data" (page 44) included in the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in "Management's Discussion and Analysis" (pages 46-66) included in the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found in "Management's Discussion and Analysis" (pages 63-66) included in the Registrant's 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Trustmark Corporation and subsidiaries, the accompanying Notes to Consolidated Financial Statements and the Report of Independent Public Accountants are contained in the Registrant's 2003 Annual Report to Shareholders (pages 13-43) and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" (page 45) is also included in the Registrant's 2003 Annual Report of Shareholders and is incorporated herein by reference.

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

During 2001 and 2000 and all subsequent interim periods prior to April 9, 2002, there were no disagreements between Trustmark and Andersen on any matter of accounting principles, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the matter of the disagreement in connection with their reports. Andersen's reports on Trustmark's consolidated financial statements for each of the years ended 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Andersen's report on Trustmark's consolidated financial statements for the years ended December 31, 2001 and 2000, dated January 8, 2002, was issued on an unqualified basis in conjunction with the filing of Trustmark's Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 25, 2002.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within 2001 and 2000 and all subsequent interim periods prior to April 9, 2002.

Prior to April 29, 2002, Trustmark did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Trustmark's Chief Executive Officer and Treasurer (the Principal Financial Officer) of the effectiveness of Trustmark's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Treasurer have concluded that Trustmark's current disclosure controls and procedures are effective to ensure that information required to be disclosed by Trustmark in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in Trustmark's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Trustmark's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors of the Registrant can be found in "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Trustmark Corporation's Proxy Statement (pages 5-8 and 11, respectively) dated March 10, 2004, and is incorporated herein by reference. Information on the Registrant's executive officers is included in Part I, pages 8-9 of this report. Information on the Registrant's Code of Conduct for directors and senior financial officers is available in the Corporate Governance section of Trustmark Corporation's website at www.trustmark.com. Identification of the Audit Committee Financial Expert can be found in "Audit and Finance Committee Report" contained in the Trustmark Corporation's Proxy Statement (pages 15-16) dated March 10, 2004, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item can be found in "Directors' Compensation" (page 4) and "Executive Compensation" (pages 11-15) contained in Trustmark Corporation's Proxy Statement dated March 10, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and Management can be found in "Securities Ownership by Certain Beneficial Owners and Management" contained in Trustmark Corporation's Proxy Statement (pages 10) dated March 10, 2004, and is incorporated herein by reference.

The table below represents compensation plans under which equity securities of Trustmark are authorized as of December 31, 2003:

                                                                                 Number of securities
                                                                                  remaining available
                                Number of securities to     Weighted average     for future issuance
                                be issued upon exercise    exercise price of         under equity
                                of outstanding options,   outstanding options,   compensations plans
        Plan Category           warrants and rights (a)   warrants and rights      (excluding (a))
----------------------------    -----------------------   --------------------   --------------------
Approved by security holders            1,610,170                $22.41               5,080,924
Not approved by security
  holders                                       -                     -                       -
                                        ---------                ------               ---------
     Total                              1,610,170                $22.41               5,080,924
                                        =========                ======               =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions can be found in "Transactions with Management" contained in Trustmark Corporation's Proxy Statement (page 15) dated March 10, 2004, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services and pre-approval policies for auditor services can be found in "Audit and Finance Committee Report" contained in Trustmark Corporation's Proxy Statement (pages 15-16) dated March 10, 2004, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A-1.   Financial Statements

The report of KPMG LLP, independent auditors, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant's 2003 Annual Report to Shareholders and are incorporated into
Part II, Item 8 herein by reference:

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 2003 and 2002
     Consolidated  Statements  of Income for the Years Ended  December 31, 2003,
        2002 and 2001
     Consolidated  Statements of Changes in  Shareholders'  Equity for the Years
        Ended December 31, 2003, 2002 and 2001
     Consolidated  Statements  of Cash Flows for the Years  Ended  December  31,
        2003, 2002 and 2001
     Notes to Consolidated Financial Statements (Notes 1 through 19)

A-2. Financial Statement Schedules

The schedules to the consolidated financial statements set forth by Article 9 of
Regulation  S-X  are  not  required  under  the  related   instructions  or  are
inapplicable and therefore have been omitted.

B.  Reports on Form 8-K

On October 21, 2003, Trustmark filed a report on Form 8-K announcing its financial results for the period ended September 30, 2003.

On December 9, 2003, Trustmark filed a report on Form 8-K announcing the signing of a definitive Branch Purchase and Assumption Agreement pursuant to which Trustmark National Bank will acquire five branches of Allied Houston Bank serving the greater Houston market for a $10 million deposit premium.

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

DATE:  March 9, 2004                          DATE:  March 9, 2004



BY:    /s/ Louis E. Greer
       ------------------
       Louis E. Greer
       Chief Accounting Officer

DATE:  March 9, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
DATE:  March 9, 2004                BY:  /s/ J. Kelly Allgood
                                         --------------------
                                         J. Kelly Allgood, Director

DATE:  March 9, 2004                BY:  /s/ Reuben V. Anderson
                                         ----------------------
                                         Reuben V. Anderson, Director

DATE:  March 9, 2004                BY:  /s/ John L. Black, Jr.
                                         ----------------------
                                         John L. Black, Jr., Director

DATE:  March 9, 2004                BY:  /s/ William C. Deviney, Jr.
                                         ---------------------------
                                         William C. Deviney, Jr., Director

DATE:  March 9, 2004                BY:  /s/ C. Gerald Garnett
                                         ---------------------
                                         C. Gerald Garnett, Director

DATE:  March 9, 2004                BY:  /s/ Richard G. Hickson
                                         ----------------------
                                         Richard G. Hickson, Chairman, President
                                         & Chief Executive Officer and Director

DATE:  March 9, 2004                BY:  /s/ Matthew L. Holleman III
                                         ---------------------------
                                         Matthew L. Holleman III, Director

DATE:  March 9, 2004                BY:  /s/ William Neville III
                                         -----------------------
                                         William Neville III, Director

DATE:  March 9, 2004                BY:  /s/ Richard H. Puckett
                                         ----------------------
                                         Richard H. Puckett, Director

DATE:  March 9, 2004                BY:  /s/ Carolyn C. Shanks
                                         ---------------------
                                         Carolyn C. Shanks, Director

DATE:  March 9, 2004                BY:  /s/ Kenneth W. Williams
                                         -----------------------
                                         Kenneth W. Williams, Director

DATE:  March 9, 2004                BY:  /s/ William G. Yates, Jr.
                                         -------------------------
                                         William G. Yates, Jr., Director

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

13 Only those portions of the Registrant's 2003 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

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