Form 10-Q
period 2004-03-31
TRUSTMARK CORP
filed 2004-05-07
CIK 36146

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 2004.

          Title                                                      Outstanding
Common stock, no par value                                            58,219,033

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                        (Unaudited)
                                                        March 31,  December 31,
                                                           2004        2003
                                                       -----------  -----------
Assets
Cash and due from banks (noninterest-bearing)            $ 340,114    $ 333,096
Federal funds sold and securities purchased
    under reverse repurchase agreements                     19,209       37,712
Securities available for sale (at fair value)            1,958,767    1,933,993
Securities held to maturity (fair value:
    $182,996-2004; $191,146-2003)                          169,708      178,450
Loans held for sale                                        127,933      112,560
Loans                                                    5,070,363    4,920,052
Less allowance for loan losses                              74,179       74,276
                                                       -----------  -----------
   Net loans                                             4,996,184    4,845,776
Premises and equipment                                     113,701      108,374
Intangible assets (including goodwill of
    $110,271-2004; $95,877-2003)                           179,811      167,505
Other assets                                               185,036      196,855
                                                       -----------  -----------
     Total Assets                                      $ 8,090,463  $ 7,914,321
                                                       ===========  ===========

Liabilities
Deposits:
    Noninterest-bearing                                $ 1,316,817  $ 1,329,444
    Interest-bearing                                     4,258,071    3,760,015
                                                       -----------  -----------
         Total deposits                                  5,574,888    5,089,459
Federal funds purchased                                    216,421      253,419
Securities sold under repurchase agreements                497,381      674,716
Short-term borrowings                                      541,716      621,532
Long-term FHLB advances                                    481,004      531,035
Other liabilities                                           60,428       54,587
                                                       -----------  -----------
     Total Liabilities                                   7,371,838    7,224,748

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  58,280,233 shares -
        2004; 58,246,733 shares - 2003                      12,143       12,136
Capital surplus                                            133,147      132,383
Retained earnings                                          564,199      548,521
Accumulated other comprehensive income (loss),
     net of tax                                              9,136       (3,467)
                                                       -----------  -----------
     Total Shareholders' Equity                            718,625      689,573
                                                       -----------  -----------
     Total Liabilities and Shareholders' Equity        $ 8,090,463  $ 7,914,321
                                                       ===========  ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Interest Income
Interest and fees on loans                                  $ 70,360   $ 70,699
Interest on securities:
     Taxable                                                  16,196     20,155
     Tax exempt                                                1,996      2,069
Interest on federal funds sold and securities
    purchased under reverse repurchase agreements                 43         82
Other interest income                                             12         12
                                                            --------   --------
     Total Interest Income                                    88,607     93,017

Interest Expense
Interest on deposits                                          13,386     16,062
Interest on federal funds purchased and securities
     sold under repurchase agreements                          2,104      2,726
Other interest expense                                         4,758      5,032
                                                            --------   --------

     Total Interest Expense                                   20,248     23,820
                                                            --------   --------
Net Interest Income                                           68,359     69,197
Provision for loan losses                                      1,052      3,000
                                                            --------   --------

Net Interest Income After Provision
     for Loan Losses                                          67,307     66,197

Noninterest Income
Service charges on deposit accounts                           13,326     12,680
Other account charges and fees                                 6,827      6,625
Insurance commissions                                          3,746      3,787
Mortgage servicing fees                                        4,228      4,326
Trust service income                                           2,596      2,311
Gains on sales of loans                                        1,730      3,893
Securities gains                                                  13      8,148
Other income                                                      58       (587)
                                                            --------   --------
     Total Noninterest Income                                 32,524     41,183

Noninterest Expense
Salaries and employee benefits                                30,443     35,924
Net occupancy - premises                                       3,213      2,986
Equipment expense                                              3,542      3,710
Services and fees                                              8,379      7,879
Amortization/impairment of intangible assets                   6,317     11,655
Other expense                                                  7,588      7,572
                                                            --------   --------
     Total Noninterest Expense                                59,482     69,726
                                                            --------   --------
Income Before Income Taxes                                    40,349     37,654
Income taxes                                                  13,598     13,170
                                                            --------   --------

Net Income                                                  $ 26,751   $ 24,484
                                                            ========   ========

Earnings Per Share
     Basic                                                  $   0.46   $   0.41
                                                            ========   ========
     Diluted                                                $   0.46   $   0.41
                                                            ========   ========

Dividends Per Share                                         $ 0.1900   $ 0.1650
                                                           =========  =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                              2004       2003
                                                           ---------  ---------
Balance, January 1,                                        $ 689,573  $ 679,534
Comprehensive income:
     Net income per consolidated statements of income         26,751     24,484
     Net change in fair value of securities available
       for sale, net of tax                                   12,603     (5,550)
     Net change in fair value of cash flow hedges,
       net of tax                                                  -      2,966
                                                           ---------  ---------
          Comprehensive income                                39,354     21,900
Cash dividends paid                                          (11,073)    (9,821)
Common stock issued, long-term incentive plan                    994        563
Compensation expense, long-term incentive plan                   143          -
Repurchase and retirement of common stock                       (366)   (31,533)
                                                           ---------  ---------
Balance, March 31,                                         $ 718,625  $ 660,643
                                                           =========  =========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
Operating Activities
Net income                                                 $ 26,751    $ 24,484
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                             1,052       3,000
        Depreciation and amortization/impairment              9,449      14,632
        Net amortization of securities                        5,131       1,932
        Securities gains                                        (13)     (8,148)
        Gains on sales of loans                              (1,730)     (3,893)
        Deferred income tax provision (benefit)               3,203      (1,462)
        Proceeds from sales of loans held for sale          216,129     963,965
        Purchases and originations of loans held
           for sale                                        (231,502)   (838,235)
        Net increase in intangible assets                    (2,903)     (1,620)
        Net decrease in other assets                          3,406       1,882
        Net increase in other liabilities                     5,324       9,066
        Other operating activities, net                         205        (155)
                                                          ---------   ---------
Net cash provided by operating activities                    34,502     165,448

Investing Activities
Proceeds from calls and maturities of securities
     held to maturity                                         8,718     180,810
Proceeds from calls and maturities of securities
     available for sale                                      81,227      85,375
Proceeds from sales of securities available for sale              -      76,922
Purchases of securities available for sale                  (90,636)   (500,728)
Net decrease (increase) in federal funds sold
     and securities purchased under reverse
     repurchase agreements                                   18,503      (3,058)
Net increase in loans                                       (10,225)   (138,455)
Purchases of premises and equipment                          (7,160)     (2,194)
Proceeds from sales of premises and equipment                     -         480
Proceeds from sales of other real estate                        565         715
Cash received in business combination                         4,622           -
                                                          ---------   ---------
Net cash provided by (used in) investing activities           5,614    (300,133)

Financing Activities
Net increase in deposits                                    321,527     291,703
Net decrease in federal funds purchased and securities
     sold under repurchase agreements                      (214,333)   (138,503)
Net (decrease) increase in other borrowings                (129,847)     28,587
Cash dividends                                              (11,073)     (9,821)
Proceeds from exercise of stock options                         994         563
Repurchase and retirement of common stock                      (366)    (31,533)
                                                          ---------   ---------
Net cash (used in) provided by financing activities         (33,098)    140,996
                                                          ---------   ---------
Increase in cash and cash equivalents                         7,018       6,311
Cash and cash equivalents at beginning of period            333,096     357,427
                                                          ---------   ---------
Cash and cash equivalents at end of period                $ 340,114   $ 363,738
                                                          =========   =========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  BASIS  OF  FINANCIAL   STATEMENT   PRESENTATION  AND  PRINCIPLES  OF
            CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2003 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS

On March 12, 2004, Trustmark acquired five branches of Allied Houston Bank in a business combination accounted for by the purchase method of accounting. In connection with the transaction, Trustmark acquired approximately $148.1 million in assets and assumed $161.7 million in deposits and other liabilities for a $10 million deposit premium. Assets consisted of $145.9 million of selected loans, $585 thousand in premises and equipment and $1.6 million in other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $6.4 million discount, consisting of a discount for general credit risk of $7.3 million offset by a market valuation premium of $862 thousand. Included in the credit risk discount of $7.3 million was a specific amount for nonaccrual loans of $1.7 million. Subsequent to the purchase date, the unpaid principal for these nonaccrual loans were written down to their net realizable value against the recorded discount. Excess cost over tangible net assets acquired totaled $15.7 million, of which $426 thousand and $15.3 million have been allocated to core deposits and goodwill, respectively. Trustmark's financial statements include the results of operations for this acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

On August 29, 2003, Trustmark acquired seven Florida branches of The Banc Corporation of Birmingham, Alabama, in a business combination accounted for by the purchase method of accounting. These branches, known as the Emerald Coast Division, serve the markets from Destin to Panama City. In connection with the transaction, Trustmark paid a $46.8 million deposit premium in exchange for $232.8 million in assets and $209.2 million in deposits and other liabilities. Assets consisted of $224.3 million in selected loans, $6.8 million in premises and equipment and $1.7 million in other assets. These assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $1.9 million discount, consisting of a discount for general credit risk of $3.5 million offset by a market premium of $1.6 million. This net discount will be recognized as interest income over the estimated life of the loans. Excess costs over tangible net assets acquired totaled $49.5 million, of which $1.7 million and $47.8 million have been allocated to core deposits and goodwill, respectively. Trustmark's financial statements include the results of operations for this acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following:

                                                        March 31,   December 31,
                                                          2004          2003
                                                       -----------   -----------
Real estate loans:
   Construction and land development                   $   473,737   $   406,257
   Secured by 1-4 family residential properties          1,667,432     1,663,915
   Secured by nonfarm, nonresidential properties           897,053       858,708
   Other                                                   158,843       156,524
Loans to finance agricultural production                    29,444        30,815
Commercial and industrial                                  838,950       787,094
Consumer                                                   756,597       787,316
Obligations of states and political subdivisions           173,494       173,296
Other loans                                                 74,813        56,127
                                                       -----------   -----------
   Loans                                                 5,070,363     4,920,052
   Less allowance for loan losses                           74,179        74,276
                                                       -----------   -----------
      Net loans                                        $ 4,996,184   $ 4,845,776
                                                       ===========   ===========

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                              2004      2003
                                                           ---------  ---------
Balance at beginning of year                               $  74,276  $  74,771
Provision charged to expense                                   1,052      3,000
Loans charged off                                             (3,828)    (5,191)
Recoveries                                                     2,679      2,287
                                                           ---------  ---------
Net charge-offs                                               (1,149)    (2,904)
                                                           ---------  ---------
Balance at end of period                                   $  74,179  $  74,867
                                                           =========  =========

At March 31, 2004 and 2003, the carrying amounts of nonaccrual loans were $27.5 million and $31.8 million, respectively. Included in these nonaccrual loans at March 31, 2004 and 2003, are loans that are considered to be impaired, which totaled $19.5 million and $24.7 million, respectively. At March 31, 2004, the total allowance for loan losses related to impaired loans was $5.0 million compared with $6.5 million at March 31, 2003. The average carrying amounts of impaired loans during the first quarter of 2004 and 2003 were $17.4 million and $25.5 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the first quarter of 2004 or 2003.

NOTE 4 - INTANGIBLE ASSETS

At March 31, 2004 and December 31, 2003, intangible assets, net of any applicable amortization or impairment, consisted of the following ($ in thousands):

                                                       March 31,    December 31,
                                                         2004           2003
                                                     ------------   ------------
Mortgage servicing rights                            $     47,476   $     49,707
Goodwill                                                  110,271         95,877
Other identifiable intangible assets:
     Core deposit intangibles                              18,556         18,560
     Other                                                  3,508          3,361
                                                     ------------   ------------
Total intangible assets                              $    179,811   $    167,505
                                                     ============   ============

NOTE 5 - DEPOSITS

At March 31, 2004 and December 31, 2003, deposits consisted of the following ($ in thousands):

                                                        March 31,   December 31,
                                                           2004         2003
                                                       -----------   -----------
DDA, NOW, MMDA                                         $ 2,835,488   $ 2,543,694
Savings                                                    978,877       828,256
Time                                                     1,760,523     1,717,509
                                                       -----------   -----------
    Total deposits                                     $ 5,574,888   $ 5,089,459
                                                       ===========   ===========

NOTE 6 - STOCK-BASED COMPENSATION

Effective January 1, 2003, Trustmark adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" prospectively for all awards granted, modified or settled after January 1, 2003. Under the provisions of this statement, compensation expense is recognized by the straight line method for grants issued after January 1, 2003, utilizing the fair value of the grants over the vesting period. Trustmark estimates the fair value of each option granted using the Black-Scholes option-pricing model. Prior to January 1, 2003, Trustmark accounted for incentive stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, because the exercise price of Trustmark's stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. The following table reflects pro forma net income and earnings per share for the periods presented, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

                                                             Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Net income, as reported                                     $ 26,751   $ 24,484
Add:  Total stock-based employee compensation
      expense reported in net income, net of taxes               143          -
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                                     (340)      (336)
                                                            --------   --------
Pro forma net income                                        $ 26,554   $ 24,148
                                                            ========   ========
Earnings per share:
  As reported
     Basic                                                  $   0.46   $   0.41
     Diluted                                                    0.46       0.41

  Pro forma
     Basic                                                  $   0.46   $   0.40
     Diluted                                                    0.45       0.40

NOTE 7 - CONTINGENCIES

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

At March 31, 2004, the maximum potential amount of future payments Trustmark could be required to make under its standby letters of credit was $74.8 million, which also represented the maximum credit risk associated with these commitments. This amount consisted primarily of commitments with maturities of less than three years. These standby letters of credit have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2004, the fair value of collateral held was $21.6 million.

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

NOTE 8 - ASSOCIATE PENSION PLAN

Trustmark maintains a noncontributory defined benefit pension plan which covers substantially all associates with more than one year of service. The plan provides pension benefits that are based on credited service, final average compensation and the benefit formula as defined in the plan. Trustmark's policy is to fund amounts allowable for federal income tax purposes, making sufficient contributions to satisfy the minumum funding requirement for each plan year and making additional contributions, as needed, based on the plan's funded status as of the October 31 measurement date.

The following table presents information regarding net periodic pension costs as of March 31, ($ in thousands):

                                                                 2004     2003
                                                               -------  -------
Service cost                                                   $   410  $   643
Interest cost                                                    1,056    1,142
Expected return on plan assets                                  (1,251)  (1,379)
Amortization of prior service cost                                 (22)      61
Recognized net loss due to early retirement                          -    2,378
Recognized net actuarial loss                                      297        -
                                                               -------  -------
    Net Periodic Benefit Cost                                  $   490  $ 2,845
                                                               =======  =======

The table above shows the recognized net loss due to early retirement of $2.378 million, resulting from a voluntary early retirement program announced by Trustmark in February 2003. This program was offered to associates age 58 and above with ten years or more of service and was accepted by 116 associates, or 4.75% of Trustmark's workforce.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average shares of common stock outstanding, adjusted for the effect of dilutive stock options outstanding during the period. The following table reflects weighted average shares used to calculate basic and diluted EPS for the periods presented:
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
Basic                                                    58,267,684   59,912,276
Dilutive shares (related to stock options)                  319,927      143,475
                                                         ----------   ----------
Diluted                                                  58,587,611   60,055,751
                                                         ==========   ==========

NOTE 10 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $60 thousand and $1.1 million during the three months ended March 31, 2004 and 2003, respectively. Interest paid on deposit liabilities and other borrowings totaled $20.6 million in the first three months of 2004 and $23.8 million in the first three months of 2003. For the three months ended March 31, 2004 and 2003, noncash transfers from loans to foreclosed properties were $1.9 million and $864 thousand, respectively. Assets acquired during the first quarter of 2004 as a result of the Allied Houston business combination totaled $148.1 million, while liabilities assumed totaled $161.7 million. During the first quarter of 2004, $50.0 million of long-term FHLB advances were transferred to short-term borrowings compared with net transfers of $17.3 million in the first quarter of 2003.

NOTE 11 - RECENT PRONOUNCEMENTS

On March 9, 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments". This bulletin summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this bulletin did not impact Trustmark's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (as revised). This interpretation addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties including the equity holders; 2) the equity investors lack one or more of the essential characteristics of a controlling financial interest and 3) the equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. Application of this interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. Currently, Trustmark does not have any interests in variable interest entities as defined by this interpretation; therefore, the adoption of this Statement had no impact on Trustmark's financial statements.

NOTE 12 - SEGMENT INFORMATION

During the first quarter of 2004, Trustmark realigned its management reporting structure to include four segments that include general banking, wealth management, insurance and administration. The general banking segment realigns Trustmark's former consumer and commercial segment into a single group that delivers a full range of banking services to consumers, corporate, small and middle market businesses through its extensive branch network. In an effort to strengthen existing relationships and gain the trust of new clients, Trustmark realigned its former investment segment into the wealth management segment incorporating trust, brokerage, investment advisory, and private banking service under one umbrella. The insurance segment, formerly included in the consumer segment, represents Trustmark's retail insurance agency that offers a diverse mix of insurance products and services. The administrative segment incorporates Trustmark's treasury function with various non-allocated corporate operation units.

The accounting policies of each reportable segment are the same as those of the Corporation except for its internal allocations. Trustmark uses a match-funded transfer pricing process to assess operating segment performance. Non-interest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Income tax expense for segments is calculated at the marginal statutory rate.

The following table discloses financial information by reportable segment for the quarters ended March 31, 2004 and 2003. The prior period has been restated to conform with the current period presentation.

Trustmark Corporation
Segment Information
($ in thousands)

                                          General       Wealth
                                          Banking     Management   Insurance   Administration      Total
For the three months ended              -----------  ----------- ------------  --------------  -----------
March 31, 2004
----------------------------------
Net interest income from
    external customers                  $    55,507  $     1,108  $         -  $       11,744  $    68,359
Internal funding                                186          (73)           -            (113)           -
                                        -----------  -----------  -----------  --------------  -----------
Net interest income                          55,693        1,035            -          11,631       68,359
Provision for loan losses                     1,386          (21)           -            (313)       1,052
                                        -----------  -----------  -----------  --------------  -----------
Net interest income after
    provision for loan losses                54,307        1,056            -          11,944       67,307
Noninterest income                           24,821        5,108        3,169            (574)      32,524
Noninterest expense                          46,362        4,311        2,428           6,381       59,482
                                        -----------  -----------  -----------  --------------  -----------
Income before income taxes                   32,766        1,853          741           4,989       40,349
Income taxes                                 11,375          679          245           1,299       13,598
                                        -----------  -----------  -----------  --------------  -----------
Segment net income                      $    21,391  $     1,174  $       496  $        3,690  $    26,751
                                        ===========  ===========  ===========  ==============  ===========

Selected Financial Information
     Average assets                     $ 5,507,086  $    97,138  $    24,430  $    2,300,755  $ 7,929,409
     Depreciation and amortization      $     8,383  $       105  $       172  $          789  $     9,449


For the three months ended
March 31, 2003
----------------------------------
Net interest income from
    external customers                  $    52,966  $     1,225  $         -  $       15,006  $    69,197
Internal funding                              5,446          (32)           -          (5,414)           -
                                        -----------  -----------  -----------  --------------  -----------
Net interest income                          58,412        1,193            -           9,592       69,197
Provision for loan losses                     2,645          (15)           -             370        3,000
                                        -----------  -----------  ------------ --------------  -----------
Net interest income after
    provision for loan losses                55,767        1,208            -           9,222       66,197
Noninterest income                           26,007        4,794        2,995           7,387       41,183
Noninterest expense                          55,312        4,323        2,439           7,652       69,726
                                        -----------  -----------  ------------ --------------  -----------
Income before income taxes                   26,462        1,679          556           8,957       37,654
Income taxes                                  9,288          623          247           3,012       13,170
                                        -----------  -----------  ------------ --------------  -----------
Segment net income                      $    17,174  $     1,056  $       309  $        5,945  $    24,484
                                        ===========  ===========  ===========  ==============  ===========

Selected Financial Information
     Average assets                     $ 5,041,521  $    91,579  $    24,834  $    1,931,180  $ 7,089,114
     Depreciation and amortization      $    13,302  $       105  $       157  $        1,068  $    14,632

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

Forward-Looking Statements

Certain statements contained in Management's Discussion and Analysis are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things. Words such as "expects," "anticipates," "believes," "estimates" and other similar expressions are intended to identify these forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. These risks could cause actual results to differ materially from current expectations of Management and include the following:

o The level of nonperforming assets, charge-offs and provision expense can be affected by local, state and national economic and market conditions as well as Management's judgments regarding collectability of loans.
o Material changes in market interest rates can materially affect many aspects of Trustmark's financial condition and results of operations. Trustmark is exposed to the potential of losses arising from adverse changes in market interest rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments. Factors that may affect the market interest rates include local, regional and national economic conditions; utilization and effectiveness of market interest rate contracts; and the availability of wholesale and retail funding sources to Trustmark. Many of these factors are outside Trustmark's control.
o Increases in prepayment speeds of mortgage loans resulting from a historically low interest rate environment would have an impact on the fair value of the mortgage servicing portfolio. In addition, premium amortization on mortgage related securities included in Trustmark's securities portfolio would also be accelerated as prepayment of the mortgage loans securing these securities occur. The combination of these events could materially affect Trustmark's results of operations.
o The costs and effects of litigation and of unexpected or adverse outcomes in such litigation can materially affect Trustmark's results of operations.
o Competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, among other means, could have an effect on Trustmark's operations in our existing markets.
o Trustmark is subject to regulation by federal banking agencies and authorities and the Securities and Exchange Commission. Changes in existing regulations or the adoption of new regulations could make it more costly for Trustmark to do business or could force changes in the manner Trustmark does business, which could have an impact on Trustmark's financial condition or results of operations.

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

Business

Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act in 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate, institutional and individual customers predominantly within the states of Mississippi, Florida, Tennessee and Texas.

Trustmark National Bank (TNB), Trustmark's wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. In addition to banking activities, TNB provides investment and insurance products and services to its customers through three wholly-owned subsidiaries, Trustmark Securities, Inc., Trustmark Investment Advisors, Inc. and The Bottrell Insurance Agency, Inc. Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), which serves the Fayette County, Tennessee market.

Critical Accounting Policies and Estimates

Trustmark's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the amounts reported in those consolidated financial statements. Critical accounting policies and estimates are defined as policies that are important to the portrayal of Trustmark's financial condition and results of operations and that require Management's most difficult, subjective or complex judgments. Actual financial results could differ significantly if different judgments are applied to these policies and estimates.

Fair Value Accounting Estimates
Generally accepted accounting principles require the use of fair values in determining the carrying values of assets and liabilities, as well as, for specific disclosures. The most significant include securities, derivative instruments, loans held for sale, mortgage servicing rights and net assets acquired in a business combination. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, Trustmark determines fair values utilizing parameters, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by Management.

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

Commercial loans, as well as commercial real estate loans, carry an internally assigned risk grade based on a scale of one to ten. An allowance factor is assigned to each loan grade based on historical loan losses in addition to other factors such as the level and trend of delinquencies, classified and criticized loans and nonperforming loans. Other factors are also taken into consideration such as local, regional and national economic trends, industry and other types of concentrations and loan loss trends that run counter to historical averages. All classified loans greater than $500 thousand are reviewed quarterly by the Asset Review Department to determine if a higher allowance factor should be applied to the loan based on a greater level of risk and probability of loss.

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

Mortgage Servicing Rights
Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights are retained, Trustmark allocated the cost of the loan and the servicing right based on their relative fair values. Mortgage servicing rights are amortized over the estimated period of the related new servicing income. At March 31, 2004 Trustmark serviced $3.4 billion in mortgage loans for others.

Impairment for mortgage servicing rights occurs when the estimated fair value falls below the underlying carrying value. Fair value is determined utilizing specific risk characteristics of the mortgage loan, current interest rates and current prepayment speeds. Trustmark would expect to recover a significant portion of the valuation allowance when mortgage rates increase and stabilize and prepayment speeds decrease. Since March 31, 2004, mortgage rates have increased to December 2003 levels which should eliminate the impairment recorded through other expenses for the quarter ended March 31, 2004.

Contingent Liabilities
Trustmark estimates its contingent liabilities based on Management's evaluation of the probability of outcomes and their ability to estimate the range of exposure. As stated by Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," a liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if Management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, Management is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from Management's assessments. Whenever practicable, Management consults with outside experts (attorneys, independent accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

Executive Summary

Trustmark is an integrated provider of banking, wealth management and insurance solutions with over 145 branches and 185 ATMs in Mississippi, Florida, Tennessee and Texas. Net income for the three months ended March 31, 2004, totaled $26.8 million compared with $24.5 million for the same period in 2003. Basic and diluted earnings per share were $0.46 for the first quarter of 2004, an increase of 12.2% when compared with $0.41 for the first quarter of 2003. Earnings during 2003 included an after-tax charge of $4.1 million, or $0.07 per share, associated with Trustmark's Voluntary Early Retirement Program.

Management utilizes certain financial ratios to gauge Trustmark's performance. Trustmark achieved a return on average assets of 1.36% and a return on average equity of 15.27% for the three months ended March 31, 2004. These compared with ratios of 1.40% for return on average assets and 14.88% for return on average equity for the three months ended March 31, 2003.

Business Combinations

During March 2004, Trustmark completed its entry into the dynamic Houston, Texas, market with the purchase of five branches of Allied Houston Bank. These offices, with loans and deposits of $145.9 million and $161.7 million, respectively, are located in one of Houston's most attractive areas. In August 2003, Trustmark completed its expansion into Florida's vibrant Emerald Coast market with the purchase of seven branches of The Banc Corporation. The Emerald Coast branches, with $224.3 million in loans and $209.2 million in deposits and other liabilities, are located in thriving areas and well positioned for additional growth. Strategic acquisitions, which enhance internal growth, will continue to be an important component of Trustmark's strategic plan. Trustmark's financial statements include the results of operations for the above purchase business combinations from the respective merger dates. The pro forma impact of these acquisitions on Trustmark's results of operations is immaterial. Please see the notes to the consolidated financial statements for further details concerning these acquisitions.

Results of Operations

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Table on page 17 shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

As interest rates remain at historically low levels, Management has been challenged to position the balance sheet to mitigate the compression of net interest income. Funds provided from maturities, pay downs and sales of securities have been used to fund loan growth and purchases of additional securities to maintain sufficient levels of earning assets. Trustmark has also reduced interest expense on FHLB advances by engaging in various swap agreements. Trustmark will continue to manage the overall risk exposure present during significant movements in interest rates and reduce the impact of interest rate movement on net interest income. For additional discussion, see Market/Interest Rate Risk Management beginning on page 26.

Net interest income-FTE for the first quarter of 2004 decreased $887 thousand, or 1.2% when compared to the first quarter of 2003. Excluding the business combinations with Emerald Coast and Allied Houston, this decrease was $4.4 million, or 6.1%. The continuing decline in interest rates experienced during 2004 and 2003 has impacted both assets and liabilities; however, since Trustmark's cost of funds are driven primarily by its core deposit base, rates on interest-bearing liabilities have not seen the same magnitude of decline as earning asset yields. The result of the continuing decline in interest rates is a decrease in net interest margin for the first quarter of 2004 of 55 basis points when compared to the same quarter of 2003.

Average interest-earning assets for the first quarter of 2004 were $7.201 billion, compared with $6.452 billion for the first quarter of 2003, an increase of $749.3 million, or 11.6%. Without the Emerald Coast and Allied Houston branch purchases, the increase in average interest-earning assets for the first quarter of 2004 is $483.2 million, or 7.5%. This growth is primarily seen in average loans, which increased 9.7% (3.9% without business combinations) during the first quarter of 2004 when compared with the first quarter of 2003, and average securities, which increased 17.5% when the first quarter of 2004 is compared with the same period of 2003. However, the declining interest rate environment has negatively impacted yields as the yield on average earning assets dropped from 5.99% during the three months ended March 31, 2003 to 5.07% for the same period of 2004, a decrease of 92 basis points. As a result, interest income-FTE decreased by $4.5 million, or 4.7%, during the first quarter of 2004 when compared with the first quarter of 2003.

Average interest-bearing liabilities for the first quarter of 2004 totaled $5.912 billion, compared with $5.194 billion for the first quarter of 2003, an increase of $718.1 million, or 13.8%. Without the Emerald Coast and Allied Houston branch purchases, the increase in average interest-bearing liabilities for the first quarter of 2004 is $501.2 million, or 9.6%. Although interest-bearing liabilities increased during the first quarter of 2004, interest expense continued to decrease due to the declining interest rate environment. The average rates on interest-bearing liabilities for the first quarters of 2004 and 2003, were 1.38% and 1.86%, respectively, a decrease of 48 basis points. As a result of these factors, total interest expense for the first quarter 2004 decreased $3.6 million, or 15.0%, when compared with the first quarter of 2003.

Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

                                                           For the Three Months Ended March 31,
                                                ----------------------------------------------------------
                                                            2004                          2003
                                                ----------------------------  ----------------------------
                                                  Average             Yield/    Average             Yield/
                                                  Balance   Interest   Rate     Balance   Interest   Rate
                                                ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements                  $   17,238  $     43   1.00%  $   29,700  $     82   1.12%
    Securities - taxable                         1,959,518    16,196   3.32%   1,644,002    20,155   4.97%
    Securities - nontaxable                        160,905     3,071   7.68%     160,966     3,183   8.02%
    Loans, including loans held for sale         5,063,411    71,454   5.67%   4,617,076    71,803   6.31%
                                                ----------  --------          ----------  --------
    Total interest-earning assets                7,201,072    90,764   5.07%   6,451,744    95,223   5.99%
Cash and due from banks                            336,755                       302,372
Other assets                                       465,950                       410,141
Allowance for loan losses                          (74,368)                      (75,143)
                                                ----------                    ----------
        Total Assets                            $7,929,409                    $7,089,114
                                                ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                   $3,994,704    13,386   1.35%  $3,550,934    16,062   1.83%
    Federal funds purchased and
        securities sold under
        repurchase agreements                      892,204     2,104   0.95%     926,205     2,726   1.19%
    Borrowings                                   1,024,947     4,758   1.87%     716,569     5,032   2.85%
                                                ----------  --------          ----------  --------
        Total interest-bearing liabilities       5,911,855    20,248   1.38%   5,193,708    23,820   1.86%
                                                            --------                      --------
Noninterest-bearing demand deposits              1,258,065                     1,158,944
Other liabilities                                   54,928                        69,053
Shareholders' equity                               704,561                       667,409
                                                ----------                    ----------
        Total Liabilities and
            Shareholders' Equity                $7,929,409                    $7,089,114
                                                ==========                    ==========

        Net Interest Margin                                   70,516   3.94%                71,403   4.49%

Less tax equivalent adjustment                                 2,157                         2,206
                                                            --------                      --------
        Net Interest Margin per Consolidated
             Statements of Income                           $ 68,359                      $ 69,197
                                                            ========                      ========

Provision for Loan Losses
Trustmark's provision for loan losses totaled $1.1 million for the three months ended March 31, 2004, compared with $3.0 million for the same period in 2003. During the first quarter of 2004, the provision for loan losses equaled 92% of net charge-offs compared with 103% in the prior year period. As a percentage of average loans, the provision was 0.08% for the first quarter of 2004 compared with 0.26% for the first quarter of 2003. The decrease is a direct result of consistent asset quality along with a significant decrease in net charge-offs for the quarter ended March 31, 2004. The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and general economic factors. See further discussion of the Allowance for Loan Losses in Critical Accounting Policies beginning on page 14, as well as the discussion of Loans beginning on page 24.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $32.5 million in the first quarter of 2004 compared with $41.2 million in the first quarter of 2003. NII represented 26.9% of total revenues in the first quarter of 2004 versus 30.7% in the first quarter of 2003. The comparative components of noninterest income for the three month periods ended March 31, 2004 and 2003, are shown in the accompanying table. Noninterest income contributed by the Emerald Coast and Allied Houston branch purchases during 2004 is considered immaterial.
--------------------------------------------------------------------------------
Noninterest Income
($ in thousands)
                                             Quarter Ended
                                               March 31,
                                          ------------------
                                            2004      2003    $ Change  % Change
                                          --------  --------  --------  --------
Service charges on deposit accounts       $ 13,326  $ 12,680     $ 646      5.1%
Other account charges and fees               6,827     6,625       202      3.0%
Insurance commissions                        3,746     3,787       (41)    -1.1%
Mortgage servicing fees                      4,228     4,326       (98)    -2.3%
Trust service income                         2,596     2,311       285     12.3%
Gains on sale of loans                       1,730     3,893    (2,163)   -55.6%
Securities gains                                13     8,148    (8,135)   -99.8%
Other income                                    58      (587)      645   -109.9%
                                          --------  --------  --------
     Total Noninterest Income             $ 32,524  $ 41,183  $ (8,659)   -21.0%
                                          ========  ========  ========
--------------------------------------------------------------------------------
The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 5.1% in the first quarter of 2004 over the same period in 2003. Increases in services charges for 2004 are primarily attributed to an increase in fees charged for NSF and overdrafts combined with increased transaction volumes when compared with the same time period in 2003.

Other account charges and fees totaled $6.8 million in the first quarter of 2004, an increase of $202 thousand, or 3.0%, when compared with the same period in 2003. Increasing revenues from market driven products was the primary factor in the growth as increases were seen in cash management and brokerage and advisory services. Offsetting this increase were bankcard fees, which decreased primarily from changes in the pricing of merchant discount rates.

During the three months ended March 31, 2004, mortgage servicing fees totaled $4.2 million, compared to $4.3 million in the first quarter of 2003. Increased prepayments during the quarter resulting from historical low interest rates on mortgage loans contributed to the decline in the mortgage servicing portfolio when compared to the first quarter of 2003. Trustmark serviced mortgage loans with average balances of $3.4 billion in the first quarter of 2004 and $3.5 billion in the first quarter of 2003.

Trust service income was $2.6 million for the first quarter of 2004, an increase of $285 thousand when compared with the same period of 2003. Recent improvements in the performance of the capital markets positively impacted growth in this area. In addition, further integration of the Wealth Management Division into Trustmark's Florida and Tennessee markets has begun to impact trust services income as well. Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $6.9 billion at March 31, 2004.

Gains on sales of loans were $1.7 million in the first quarter of 2004, a decrease of $2.2 million or 55.6% when compared with the same period of 2003. During the first quarter of 2004, Trustmark sold $39.6 million of its student loan portfolio for a gain of $1.1 million. This gain was offset by a decline in secondary marketing gains from $3.6 million in the first quarter of 2003 to $549 thousand during the first quarter of 2004. The overall total of loan sales from secondary marketing activities declined from $369.8 million in the first quarter of 2003 to $215.6 million in the first quarter of 2004 as a sporadic rate environment affected both the pricing of loans as well as the consumer demand.

Other income during the three months ended March 31, 2004 was $58 thousand compared to a loss of $587 thousand for the same period of 2003. During these periods, valuation adjustments on fair value hedges used in conjunction with Trustmark's mortgage servicing portfolio had the greatest impact on other income, with a loss of $53 thousand for the first quarter of 2004 compared with a loss of $698 thousand for the first quarter of 2003.

Securities gains totaled $13 thousand during the first quarter of 2004 compared with $8.1 million during the first quarter of 2003. During 2003, significant price changes in certain available for sale (AFS) securities enabled Trustmark to sell securities with a fair value of $99.1 million, which provided the opportunity to restructure a portion of the portfolio to reduce price volatility in an extremely low interest rate cycle. Management considers the investment portfolio as an integral tool in the management of interest rate risk.

Noninterest Expense

Trustmark's noninterest expense decreased $10.2 million, or 14.7%, in the first quarter of 2004 to $59.5 million, compared with $69.7 million in the first quarter of 2003. The decrease is primarily seen in two categories, salaries and employee benefits and amortization/impairment of intangible assets. Noninterest expense contributed by the Emerald Coast and Allied Houston branch purchases is considered immaterial. The comparative components of noninterest expense for the three months ended March 31, 2004 and 2003, are shown in the accompanying table.
--------------------------------------------------------------------------------
Noninterest Expense
($ in thousands)
                                             Quarter Ended
                                               March 31,
                                          ------------------
                                            2004      2003    $ Change  % Change
                                          --------  --------  --------  --------
Salaries and employee benefits            $ 30,443  $ 35,924  $ (5,481)   -15.3%
Net-occupany - premises                      3,213     2,986       227      7.6%
Equipment expense                            3,542     3,710      (168)    -4.5%
Services and fees                            8,379     7,879       500      6.3%
Amortization/impairment of intangible
   assets                                    6,317    11,655    (5,338)   -45.8%
Other expense                                7,588     7,572        16      0.2%
                                          --------  --------  --------
     Total Noninterest Expense            $ 59,482  $ 69,726  $(10,244)   -14.7%
                                          ========  ========  ========
--------------------------------------------------------------------------------
Salaries and employee benefits, the largest category of noninterest expense, were $30.4 million in the first quarter of 2004 and $35.9 million in the first quarter of 2003, a decrease of $5.5 million. In February 2003, Trustmark announced a voluntary early retirement program, which was accepted by 116 employees, or 4.75% of the workforce, and resulted in $6.3 million of expense recognized in the first quarter of 2003. The decrease associated with the early retirement program was offset by an increase in employees primarily resulting from the Emerald Coast and Allied Houston branch acquisitions. Salaries and employee benefits attributed to Emerald Coast and Allied Houston totaled $749 thousand during the first quarter of 2004. Trustmark's full-time equivalent employees were 2,425 and 2,283 at March 31, 2004 and 2003, respectively.

Net occupancy-premises expense increased $227 thousand, or 7.6%, from $3.0 million in the first quarter of 2003 to $3.2 million in the first quarter of 2004. The increase is attributable to occupancy costs associated with facilities acquired in the Emerald Coast and Allied Houston business combinations. Business combinations accounted for approximately 60% of the increase.

Equipment expense totaled $3.5 million in the first quarter of 2004, a decrease of 4.5% over the same period of 2003. The decrease is primarily a result of decreased data processing related expenses. Trustmark has been able to control expenses in this category by integrating new technology into various aspects of its operations, which allows for improved productivity and efficiency while increasing customer satisfaction.

Services and fees for the first quarter of 2004 totaled $8.4 million compared to $7.9 million for the first quarter of 2003. Higher costs for software-related expense and advertising expense contributed to the increase in 2004.

Amortization/impairment expense associated with intangible assets totaled $6.3 million in the first quarter of 2004 compared with $11.7 million in the first quarter of 2003. Amortization/impairment expense of mortgage servicing rights is the primary component of this category. During the first quarter of 2004, total amortization/impairment expense for mortgage servicing rights was $5.7 million, or $3.6 million in amortization expense and $2.1 million in impairment. For the same time period in 2003, total amortization/impairment expense for mortgage servicing rights was $10.8 million but was broken down into $4.1 million in amortization expense and $6.7 million in impairment. Though mortgage rates reached historical lows during the first quarter of 2004, they have increased to December 2003 levels during April 2004. As a result, refinances have slowed and the expected life of the mortgage servicing portfolio has lengthened in response to slower prepayment speeds. Future changes in the amortization and impairment of mortgage servicing rights will continue to be closely tied to fluctuations in long-term mortgage rates.

Income Taxes
For the quarter ended March 31, 2004, Trustmark's combined effective tax rate was 33.7%, compared to 35.0% for the first quarter of 2003. This decrease is the result of permanent deductions received for Trustmark's ESOP feature implemented in its 401(k) plan effective January 1, 2004, permanent deductions for Trustmark's Long Term Incentive Plan and the utilization of available tax credits.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. With mortgage rates at historical lows, increased prepayments on mortgage loans have also provided an additional source of liquidity for Trustmark. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At March 31, 2004, these arrangements gave Trustmark approximately $1.668 billion in borrowing capacity, which approximated the level at the end of 2003. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $300.0 million in short-term advances and $481.0 million in long-term advances at March 31, 2004, compared with $300.0 million in short-term advances and $531.0 million in long-term advances at December 31, 2003. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $443.7 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At March 31, 2004, Trustmark had approximately $557.4 million available in borrowing capacity at the Discount Window from pledges of auto loans and securities, compared with $539.9 million available at December 31, 2003. In June 2002, Trustmark entered into a two-year line of credit arrangement enabling borrowings up to $50 million, subject to certain financial covenants. As of March 31, 2004, Trustmark had not drawn upon this line of credit.

During 2003, Trustmark filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) utilizing a "shelf" registration process. Under this shelf process, Trustmark may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $200 million. The securities described in the prospectus include common and preferred stock, depositary shares, debt securities, junior subordinated debt securities and trust preferred securities. Net proceeds from the sale of the offered securities may be used to redeem or repurchase outstanding securities, repay outstanding debt, finance acquisitions of companies and other assets and provide working capital.

During 2002, the shareholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to authorize the issuance of up to 20 million preferred shares with no par value. The Board of Directors believes that authorizing preferred shares for potential issuance is advisable and in the best interests of Trustmark. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility. As of March 31, 2004, no such shares have been issued.

Capital Resources

At March 31, 2004, Trustmark's shareholders' equity was $718.6 million, an increase of $29.1 million, or 4.2%, from its level at December 31, 2003. This increase is primarily related to net income for the first quarter of 2004, which totaled $26.8 million, and net increases in accumulated other comprehensive income of $12.6 million, being offset by dividends of $11.1 million.

Common Stock Repurchase Program
Trustmark currently has authorization for the repurchase of up to 3.5 million shares of its common stock subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 21.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 18.0 million shares for $385.4 million, including 12 thousand shares during the first quarter of 2004. See further discussion of the Common Stock Repurchase Program on page 29 in Part II, Item 2, "Changes in Securities and Use of Proceeds".

Dividends
Another strategy designed to enhance shareholder value has been to maintain a consistent dividend payout ratio, which is dividends per share divided by earnings per share. Dividends for the first three months of 2004 were $0.19 per share, increasing 15.2% when compared with dividends of $0.165 per share in the same period in 2003. Trustmark's dividend payout ratio was 41.3% for the first quarter of 2004, compared with 40.2% for the same period in 2003.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards, but also the well-capitalized guidelines for regulatory capital. Management believes, as of March 31, 2004, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At March 31, 2004, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital Table
($ in thousands)

                                                                   March 31, 2004
                                             -----------------------------------------------------------
                                                                                      Minimum Regulatory
                                             Actual Regulatory   Minimum Regulatory      Provision to be
                                                  Capital         Capital Required      Well Capitalized
                                             -----------------   ------------------   ------------------
                                              Amount     Ratio    Amount      Ratio    Amount      Ratio
                                             --------   ------   --------    ------   --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                     $639,341   11.96%   $427,809     8.00%          -         -
   Trustmark National Bank                    605,007   11.54%    419,426     8.00%   $524,282    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                     $572,406   10.70%   $213,904     4.00%          -         -
   Trustmark National Bank                    539,396   10.29%    209,713     4.00%   $314,569     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                     $572,406    7.35%   $233,770     3.00%          -         -
   Trustmark National Bank                    539,396    7.06%    229,160     3.00%   $381,933     5.00%

--------------------------------------------------------------------------------
Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At March 31, 2004, earning assets were $7.346 billion, or 90.8% of total assets, compared with $7.183 billion, or 90.8% of total assets at December 31, 2003, an increase of $163.2 million, or 2.3%. Excluding the Allied Houston branch purchase, earning assets totaled $7.202 billion, an increase of $19.7 million when compared with December 31, 2003.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative and a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates, to support profitability and to offset risks incurred by business units. When evaluating the performance of the securities portfolio, Management considers not only interest income but also the flexibility and liquidity provided by changes in fair value. At March 31, 2004, Trustmark's securities portfolio totaled $2.128 billion, compared to $2.112 billion at December 31, 2003, an increase of $16.0 million, or 0.8%.

The securities portfolio is a powerful risk management tool that enables Management to control both the invested balance and the duration of securities. Trustmark has utilized a strategy of reducing price volatility in the investment portfolio as indicated by duration, which has remained relatively stable throughout 2004 and 2003. The estimated duration of the portfolio was measured to be 2.17 years at March 31, 2004, 2.30 years at December 31, 2003, and 1.73 years at March 31, 2003. By stabilizing the duration of the portfolio, Trustmark has reduced exposure to volatile interest rates while increasing liquidity and flexibility. Management intends to keep the portfolio near historically low duration levels while the interest rate cycle is in a stage of lower yields.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income
(loss), a separate component of shareholders' equity. At March 31, 2004, AFS securities totaled $1.959 billion, which represented 92.0% of the securities portfolio, compared to $1.934 billion, or 91.6%, at December 31, 2003. At March 31, 2004, unrealized gains on AFS securities of $14.8 million, net of $5.7 million of deferred income taxes, were included in accumulated other comprehensive income (loss), compared with losses of $5.6 million, net of $2.1 million in deferred income taxes, at December 31, 2003. At March 31, 2004, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock. During 2003, an allocation of corporate securities was added to AFS securities as an investment alternative that produces an attractive return and, at the same time, reduces exposure to mortgage related securities while also reducing reliance on issues of the various government agencies. This group currently consists of well-diversified investment grade corporate securities with a book value of $118.8 million and a noncallable average maturity of 4.2 years. Management expects to continue this strategy as an ongoing part of a diversified investment approach in the securities portfolio.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2004, HTM securities totaled $169.7 million and represented 8.0% of the total portfolio, compared with $178.4 million, or 8.4%, at the end of 2003. This decline in HTM securities as a percentage of the securities portfolio should continue as Management utilizes the increased flexibility in AFS securities to manage its investment strategy.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 89% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 70.8% of earning assets at March 31, 2004, compared with 70.1% at year-end 2003. At March 31, 2004, loans totaled $5.198 billion, a 3.3% increase from its level of $5.033 billion at December 31, 2003. Adjusted loan growth was $61.8 million, or 1.2%, for the first quarter of 2004, if both the Allied Houston branch purchase and the sale of $39.6 million in student loans are excluded. Real estate lending, primarily construction and land development as well as loans secured by 1-4 family properties, continued to be positively impacted by record low interest rates. In addition, commercial and industrial loans have also increased when compared to December 31, 2003, as a result of growth centered in the Emerald Coast area of Florida.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at March 31, 2004 and December 31, 2003, are shown in the accompanying table.
--------------------------------------------------------------------------------
Nonperforming Assets
($ in thousands)
                                                        March 31,   December 31,
                                                           2004          2003
                                                      ------------  ------------
Nonaccrual and restructured loans                     $     27,482  $     23,921
Other real estate (ORE)                                      7,149         5,929
                                                      ------------  ------------
      Total nonperforming assets                      $     34,631  $     29,850
                                                      ============  ============

Accruing loans past due 90 days or more               $      5,443  $      2,606
                                                      ============  ============

Nonperforming assets/total loans and ORE                     0.67%         0.59%
                                                      ============  ============
--------------------------------------------------------------------------------
Total nonperforming assets increased $4.8 million, or 16.0%, during the first quarter of 2004. Excluding the Allied Houston branch purchases, nonperforming assets decreased $5 thousand. Management will continue to make a concerted effort to address problem loans. The allowance coverage of nonperforming loans remains strong at 269.9% at March 31, 2004, compared with 310.5% at December 31, 2003.

At March 31, 2004, the allowance for loan losses was $74.2 million compared with $74.3 million at December 31, 2003. The allowance for loan losses represented
1.43% of total loans outstanding at March 31, 2004, compared to 1.48% at December 31, 2003. This decline in the allowance for loan losses to loans is directly related to the accounting treatment for the acquired loans of Allied Houston Bank. Generally accepted accounting principles provide that the purchase of selected loans be recorded at fair value net of any credit or market discounts; therefore, no specific allowance for loan losses has been recorded for the Allied Houston loans purchased. Loans purchased totaled $145.9 million, which included a $6.4 million discount; consisting of a discount for general credit risk of $7.3 million offset by a market premium of $862 thousand. As of March 31, 2004, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Net charge-offs were $1.1 million, or 0.09% of average loans, for the first quarter of 2004, compared with $2.9 million, or 0.26% of average loans, for the same period of 2003. This improvement can primarily be attributed to the 26.3% decline in charge-offs recorded during the first quarter of 2004 resulting from the improvement in credit quality experienced during 2003.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $19.2 million at March 31, 2004, an decrease of $18.5 million when compared with year-end 2003. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit, individual retirement accounts and brokered CD's. Total deposits were $5.575 billion at March 31, 2004, compared with $5.089 billion at December 31, 2003, an increase of $485.4 million, or 9.5%. Excluding the Allied Houston branch purchase, deposits increased $324.5 million, or 6.4%, when compared with December 31, 2003. The primary area of growth in deposits during the first quarter of 2004 was accounts that were transactional in nature such as demand deposit, NOW and MMDA. When compared to year-end 2003, transaction accounts increased $291.8 million, or 11.5%, primarily from public deposits resulting from seasonal tax collections. In addition, historically low rates for certificates of deposit, as well as uncertain market conditions, have resulted in more growth in traditional deposit products. During 2003, Trustmark began a brokered CD program to provide additional low cost deposit funding. At March 31, 2004, brokered CD's totaled $117.2 million. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, FHLB borrowings and the treasury tax and loan note option account. Short-term borrowings totaled $1.256 billion at March 31, 2004, a decrease of $294.1 million, compared with $1.550 billion at year-end 2003. The growth in Trustmark's core deposits allowed Management to reduce the reliance on wholesale funding products such as these. Management expects this effect to be seasonal in nature.

Long-term FHLB advances totaled $481.0 million at March 31, 2004, a decrease of $50.0 million from December 31, 2003. These totals include $350.0 million in advances with interest rates adjusting quarterly, while the remaining advances are fixed rate, primarily maturing in 2005 and 2006. Beginning in 2003, Trustmark implemented the use of swap agreements and has effectively converted $125.0 million of the fixed rate advances to variable rates. For further discussion, see Market/Interest Rate Risk Management beginning on page 26.

Legal Environment

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests in regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective during 2003 may reduce the likelihood of unexpected sizable awards. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers. These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At March 31, 2004 and 2003, Trustmark had commitments to extend credit of $537.3 million and $487.6 million, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At March 31, 2004 and 2003, Trustmark's maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $76.1 million and $70.1 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at March 31, 2004, it is estimated that net interest income may increase, possibly as much as 3.68%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. In the event of a 100 basis point decrease in interest rates (utilized in place of a 200 basis point drop scenario due to the historically low interest rate environment), it is estimated net interest income may decrease by 3.30%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2004. Management will continue to monitor the balance sheet as balances change and maintain a proactive stance to manage interest rate risk.

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. Management feels that this method for analyzing interest rate sensitivity does not provide a complete picture of Trustmark's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, repricing behavior of certain deposit products or varying interest rate scenarios. This analysis is a relatively straightforward tool that is helpful in highlighting significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. Three-month gap analysis projected at March 31, 2004, reflected a liability gap of $270 million compared with a liability gap of $691 million at December 31, 2003. One-year gap analysis projected at March 31, 2004, reflected an asset gap of $69 million compared with a liability gap of $352 million at December 31, 2003. Management has continued to maintain a balance sheet position that mitigates adverse effects of rising interest rates. Asset sensitivity has been positively impacted with increases in floating rate commercial loans, by controlling the duration of the securities portfolio and growth in core deposits with the result being a lower, albeit slightly positive, sensitivity to rising rates.

As part of Trustmark's risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Effective January 1, 2003, Trustmark redesignated these derivative instruments as fair value hedges as permitted by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended. Under SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case, Trustmark recognizes changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. In contrast, Trustmark's previous designation of these derivatives as cash flow hedges resulted in changes in value being recognized in accumulated other comprehensive income, net of taxes, a component of Shareholders' Equity, and in earnings. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of March 31, 2004, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. These swaps are designated as fair value hedges. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, nonprepayable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. Although this strategy exposes Trustmark somewhat to a rising rate environment, Management felt this was more economical in light of the significant prepayment charges associated with these advances. The swap contracts are tied to the maturity of five separate FHLB advances maturing between 2005 and 2006.

Recent Pronouncements

Please see Note 11 of the Notes to Consolidated Financial Statements for more information on recent pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in "Market/Interest Rate Risk Management" (pages 26-28) of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
For the period ended March 31, 2004, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the Principal Financial Officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that, as of March 31, 2004, Trustmark's disclosure controls and procedures were adequate to ensure that information required to be disclosed by Trustmark in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Subsequent to this review, there have been no significant changes in Trustmark's internal controls or in other factors that could significantly affect these controls.

Internal Control over Financial Reporting
During the period covered by this report, there have been no changes in Trustmark's internal control over financial reporting that have materially affected or are reasonably likely to materially affect Trustmark's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 2004, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended March 31, 2004:

                                                          Total Number of      Maximum Number
                                                         Shares Purchased    of Shares that May
                           Total Number     Average    as Part of Publicly    Yet be Purchased
                             of Shares    Price Paid     Announced Plans       Under the Plans
           Period            Purchased     Per Share       or Programs           or Programs
-------------------------  ------------   ----------   -------------------   ------------------
January 1, 2004 through
January 31, 2004                      -      $     -                     -            3,493,465

February 1, 2004 through
February 29, 2004                 7,000      $ 30.45                 7,000            3,486,465

March 1, 2004 through
March 31, 2004                    5,000      $ 30.11                 5,000            3,481,465
                           ------------                -------------------
        Total                    12,000                             12,000
                           ============                ===================

On October 15, 2002, the Board of Directors of Trustmark authorized a plan to repurchase 5% of current outstanding shares, or 3,083,020 shares. An additional plan was approved by the Board of Directors on July 15, 2003, also allowing for a 5% repurchase of current outstanding shares, or 2,936,571 shares. Both of these plans are subject to market conditions and management discretion and will continue to be implemented through open market purchases or privately negotiated transactions. No expiration date has been given to either of these plans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.   Reports on Form 8-K

     1. On January 20, 2004, Trustmark filed a report on Form 8-K announcing its financial results for the period ended December 31, 2003.
     2. On January 27, 2004, Trustmark filed a report on Form 8-K announcing that Chairman and Chief Executive Officer Richard G. Hickson was making a presentation to analysts attending the 2004 Citigroup Smith Barney Financial Services Conference. The report included the financial data that was presented at the conference.
     3. On February 12, 2004, Trustmark filed a report on Form 8-K announcing that Trustmark's wholly-owned subsidiary, Trustmark National Bank filed applications to be become a Fed-member, state-chartered banking institution.
     4. On March 15, 2004, Trustmark filed a report on Form 8-K announcing the completion of the Allied Houston Bank branch purchase.

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

DATE: May 7, 2004                                    DATE: May 7, 2004

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