Form 10-Q
period 2004-06-30
TRUSTMARK CORP
filed 2004-08-09
CIK 36146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-3683

                              TRUSTMARK CORPORATION
             (Exact name of Registrant as specified in its charter)

         Mississippi                                             64-0471500
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

248 East Capitol Street, Jackson, Mississippi                       39201
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (601) 208-5111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 28, 2004.

          Title                                                      Outstanding
Common stock, no par value                                            57,799,833

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                             (Unaudited)
                                                        June 30,    December 31,
                                                          2004         2003
                                                      -----------   -----------
Assets
Cash and due from banks (noninterest-bearing)         $   269,560   $   333,096
Federal funds sold and securities purchased
    under reverse repurchase agreements                    23,102        37,712
Securities available for sale (at fair value)           1,992,239     1,933,993
Securities held to maturity (fair value:
     $167,693 - 2004; $191,146 - 2003)                    159,173       178,450
Loans held for sale                                        81,696       112,560
Loans                                                   5,303,095     4,920,052
Less allowance for loan losses                             74,179        74,276
                                                      -----------   -----------
   Net loans                                            5,228,916     4,845,776
Premises and equipment                                    113,541       108,374
Mortgage servicing rights                                  54,635        49,707
Identifiable intangible assets                             21,672        21,921
Goodwill                                                  110,271        95,877
Other assets                                              195,532       196,855
                                                      -----------   -----------
     Total Assets                                     $ 8,250,337   $ 7,914,321
                                                      ===========   ===========

Liabilities
Deposits:
     Noninterest-bearing                              $ 1,260,238   $ 1,329,444
     Interest-bearing                                   3,982,931     3,760,015
                                                      -----------   -----------
         Total deposits                                 5,243,169     5,089,459
Federal funds purchased                                   248,031       253,419
Securities sold under repurchase agreements               667,090       674,716
Short-term borrowings                                     944,715       621,532
Long-term FHLB advances                                   380,970       531,035
Other liabilities                                          56,561        54,587
                                                      -----------   -----------
     Total Liabilities                                  7,540,536     7,224,748

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  57,804,333 shares -
        2004; 58,246,733 shares - 2003                     12,044        12,136
Capital surplus                                           120,608       132,383
Retained earnings                                         586,215       548,521
Accumulated other comprehensive loss, net of tax           (9,066)       (3,467)
                                                      -----------   -----------
     Total Shareholders' Equity                           709,801       689,573
                                                      -----------   -----------
     Total Liabilities and Shareholders' Equity       $ 8,250,337   $ 7,914,321
                                                      ===========   ===========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                       -------------------   -------------------
                                                         2004       2003       2004       2003
                                                       --------   --------   --------   --------
Interest Income
Interest and fees on loans                             $ 72,892   $ 71,168   $143,252   $141,867
Interest on securities:
     Taxable                                             14,825     18,390     31,021     38,545
     Tax exempt                                           1,967      2,011      3,963      4,080
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements           63         94        106        176
Other interest income                                         9         11         21         23
                                                       --------   --------   --------   --------
     Total Interest Income                               89,756     91,674    178,363    184,691

Interest Expense
Interest on deposits                                     13,326     15,653     26,712     31,715
Interest on federal funds purchased and securities
     sold under repurchase agreements                     2,156      3,101      4,260      5,827
Other interest expense                                    4,726      4,731      9,484      9,763
                                                       --------   --------   --------   --------
     Total Interest Expense                              20,208     23,485     40,456     47,305
                                                       --------   --------   --------   --------
Net Interest Income                                      69,548     68,189    137,907    137,386
Provision for loan losses                                 1,703      2,649      2,755      5,649
                                                       --------   --------   --------   --------
Net Interest Income After Provision
     for Loan Losses                                     67,845     65,540    135,152    131,737

Noninterest Income
Service charges on deposit accounts                      13,959     13,070     27,285     25,750
Wealth management                                         4,958      4,818      9,974      9,498
Retail banking - other                                    4,685      4,798      8,817      9,105
Insurance commissions                                     4,346      4,095      7,531      7,108
Mortgage banking                                          9,101       (174)     7,198     (4,829)
Securities gains                                              2      4,021         15     12,169
Other income                                              1,526      2,426      3,452      3,429
                                                       --------   --------   --------   --------
     Total Noninterest Income                            38,577     33,054     64,272     62,230

Noninterest Expense
Salaries and employee benefits                           32,430     29,497     62,873     65,421
Services and fees                                         8,846      8,011     17,225     15,890
Equipment expense                                         3,781      3,673      7,323      7,383
Net occupancy - premises                                  3,517      3,160      6,730      6,146
Other expense                                             6,909      6,574     13,985     13,794
                                                       --------   --------   --------   --------
     Total Noninterest Expense                           55,483     50,915    108,136    108,634
                                                       --------   --------   --------   --------
Income Before Income Taxes                               50,939     47,679     91,288     85,333
Income taxes                                             17,916     16,515     31,514     29,685
                                                       --------   --------   --------   --------
Net Income                                             $ 33,023   $ 31,164   $ 59,774   $ 55,648
                                                       ========   ========   ========   ========

Earnings Per Share
     Basic                                             $   0.57   $   0.53   $   1.03   $   0.94
                                                       ========   ========   ========   ========
     Diluted                                           $   0.57   $   0.53   $   1.02   $   0.93
                                                       ========   ========   ========   ========
Dividends Per Share                                    $ 0.1900   $ 0.1650   $ 0.3800   $ 0.3300
                                                       ========   ========   ========   ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                              2004       2003
                                                            --------   --------

Balance, January 1,                                         $689,573   $679,534
Comprehensive income:
     Net income per consolidated statements of income         59,774     55,648
     Net change in fair value of securities available
       for sale, net of tax                                   (5,599)   (18,241)
     Net change in fair value of cash flow hedges,
       net of tax                                                  -      2,966
                                                            --------   --------
          Comprehensive income                                54,175     40,373
Cash dividends paid                                          (22,080)   (19,564)
Common stock issued, long-term incentive plan                  1,100      1,622
Compensation expense, long-term incentive plan                   445        130
Repurchase and retirement of common stock                    (13,412)   (37,736)
                                                            --------   --------
Balance, June 30,                                           $709,801   $664,359
                                                            ========   ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Operating Activities
Net income                                                  $ 59,774   $ 55,648
Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
        Provision for loan losses                              2,755      5,649
        Depreciation and amortization/impairment               9,191     26,326
        Net amortization of securities                        11,576      5,595
        Securities gains                                         (15)   (12,169)
        Gains on sales of loans                               (3,550)    (9,144)
        Deferred income tax (benefit) provision                6,518     (2,152)
        Proceeds from sales of loans                         430,488    637,783
        Purchases and originations of loans held for sale   (399,624)  (738,820)
        Net increase in intangible assets                     (6,303)    (7,531)
        Net increase in other assets                          (1,488)   (10,702)
        Net increase in other liabilities                      1,457      6,745
        Other operating activities, net                          310        (45)
                                                            --------   ---------
Net cash provided by (used in) operating activities          111,089    (42,817)

Investing Activities
Proceeds from calls and maturities of securities held
     to maturity                                              19,247    315,329
Proceeds from calls and maturities of securities
     available for sale                                      252,656    145,545
Proceeds from sales of securities available for sale               -    265,904
Purchases of securities held to maturity                        (103)    (1,551)
Purchases of securities available for sale                  (331,765)  (785,362)
Net decrease in federal funds sold and securities
     purchased under reverse repurchase agreements            14,610      4,396
Net increase in loans                                       (242,840)  (104,007)
Purchases of premises and equipment                           (9,606)    (4,840)
Proceeds from sales of premises and equipment                    461        524
Proceeds from sales of other real estate                       2,573      2,353
Net cash received in business combinations                     4,622          -
                                                            --------   --------
Net cash used in investing activities                       (290,145)  (161,709)

Financing Activities
Net (decrease)  increase in deposits                         (10,192)   280,484
Net (decrease) increase  in federal funds purchased and
     securities sold under repurchase agreements             (13,014)    21,073
Net increase (decrease) in other borrowings                  173,118    (53,730)
Cash dividends                                               (22,080)   (19,564)
Proceeds from the exercise of stock options                    1,100      1,622
Repurchase and retirement of common stock                    (13,412)   (37,736)
                                                            --------   --------
Net cash provided by financing activities                    115,520    192,149
                                                            --------   --------
Decrease in cash and cash equivalents                        (63,536)   (12,377)
Cash and cash equivalents at beginning of period             333,096    357,427
                                                            --------   --------
Cash and cash equivalents at end of period                  $269,560   $345,050
                                                            ========   ========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES
         OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2003 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS

On March 12, 2004, Trustmark acquired five branches of Allied Houston Bank in a business combination accounted for by the purchase method of accounting. In connection with the transaction, Trustmark acquired approximately $148.1 million in assets and assumed $161.7 million in deposits and other liabilities for a $10 million deposit premium. Assets consisted of $145.9 million of selected loans, $585 thousand in premises and equipment and $1.6 million in other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $6.4 million discount, consisting of a discount for general credit risk of $7.3 million offset by a market valuation premium of $862 thousand. Included in the credit risk discount of $7.3 million was a specific amount for nonaccrual loans of $1.7 million. Subsequent to the purchase date, the unpaid principal for these nonaccrual loans were written down to their net realizable value against the recorded discount. Excess cost over tangible net assets acquired totaled $15.7 million, of which $426 thousand and $15.3 million have been allocated to identifiable intangibles (core deposits) and goodwill, respectively. Trustmark's financial statements include the results of operations for this acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

On August 29, 2003, Trustmark acquired seven Florida branches of The Banc Corporation of Birmingham, Alabama, in a business combination accounted for by the purchase method of accounting. These branches, known as the Emerald Coast Division, serve the markets from Destin to Panama City. In connection with the transaction, Trustmark paid a $46.8 million deposit premium in exchange for $232.8 million in assets and $209.2 million in deposits and other liabilities. Assets consisted of $224.3 million in selected loans, $6.8 million in premises and equipment and $1.7 million in other assets. These assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $1.9 million discount, consisting of a discount for general credit risk of $3.5 million offset by a market premium of $1.6 million. This net discount will be recognized as interest income over the estimated life of the loans. Excess costs over tangible net assets acquired totaled $49.5 million, of which $1.7 million and $47.8 million have been allocated to identifiable intangibles (core deposits) and goodwill, respectively. Trustmark's financial statements include the results of operations for this acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following:

                                                        June 30,    December 31,
                                                          2004         2003
                                                      -----------   -----------
Real estate loans:
   Construction and land development                  $   491,385   $   406,257
   Secured by 1-4 family residential properties         1,820,338     1,663,915
   Secured by nonfarm, nonresidential properties          896,290       858,708
   Other                                                  155,645       156,524
Loans to finance agricultural production                   35,115        30,815
Commercial and industrial                                 884,340       787,094
Consumer                                                  767,298       787,316
Obligations of states and political subdivisions          174,204       173,296
Other loans                                                78,480        56,127
                                                      -----------   -----------
   Loans                                                5,303,095     4,920,052
   Less allowance for loan losses                          74,179        74,276
                                                      -----------   -----------
      Net loans                                       $ 5,228,916   $ 4,845,776
                                                      ===========   ===========

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2004       2003
                                                            --------   --------
Balance at beginning of year                                $ 74,276   $ 74,771
Provision charged to expense                                   2,755      5,649
Loans charged off                                             (7,655)    (9,982)
Recoveries                                                     4,803      4,381
                                                            --------   --------
Net charge-offs                                               (2,852)    (5,601)
                                                            --------   --------
Balance at end of period                                    $ 74,179   $ 74,819
                                                            ========   ========

At June 30, 2004 and 2003, the carrying amounts of nonaccrual loans were $27.0 million and $28.9 million, respectively. Included in these nonaccrual loans at June 30, 2004 and 2003, are loans that are considered to be impaired, which totaled $20.2 million and $21.7 million, respectively. At June 30, 2004, the total allowance for loan losses related to impaired loans was $5.3 million compared with $5.5 million at June 30, 2003. The average carrying amounts of impaired loans during the second quarter of 2004 and 2003 were $20.0 million and $21.8 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three and six month periods ended June 30, 2004 and 2003.

NOTE 4 - MORTGAGE BANKING

At June 30, 2004 and December 31, 2003, the carrying amount of mortgage servicing rights are as follows ($ in thousands):

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   -----------
Mortgage Servicing Rights                             $    59,315   $    65,575
Valuation Allowance                                        (4,680)      (15,868)
                                                      -----------   -----------
    Mortgage Servicing Rights, net                    $    54,635   $    49,707
                                                      ===========   ===========

Impairment for mortgage servicing rights occurs when the estimated fair value falls below the underlying carrying value. Fair value is determined utilizing specific risk characteristics of the mortgage loan, current interest rates and current prepayment speeds. During the second quarter of 2004, Trustmark reclassified $6.6 million of mortgage servicing right impairment from temporary to other-than-temporary which reduced the valuation allowance for impairment and the gross mortgage servicing rights balance with no effect to the net mortgage servicing rights asset. Impairment is considered to be other-than-temporary when Trustmark determines that the carrying value is expected to exceed the fair value for an extended period of time. In addition, higher interest rates experienced during the second quarter of 2004 increased the value of mortgage servicing rights resulting in a recovery of $6.8 million in impairment charges. Additional recoveries of impairment could occur if interest rates rise, refinancing slows and the expected life of home mortgage loans serviced increases.

NOTE 5 - DEPOSITS

At June 30, 2004 and December 31, 2003, deposits consisted of the following ($ in thousands):

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   -----------
DDA, NOW, MMDA                                        $ 2,642,494   $ 2,543,694
Savings                                                   886,558       828,256
Time                                                    1,714,117     1,717,509
                                                      -----------   -----------
    Total deposits                                    $ 5,243,169   $ 5,089,459
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


                                                   Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                   -------------------   -------------------
                                                     2004       2003       2004       2003
                                                   --------   --------   --------   --------
Net income, as reported                            $ 33,023   $ 31,164   $ 59,774   $ 55,648
Add:  Total stock-based employee compensation
    expense reported in net income, net of taxes        187         80        275         80
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                            (459)      (336)      (815)      (672)
                                                   --------   --------   --------   --------
Pro forma net income                               $ 32,751   $ 30,908   $ 59,234   $ 55,056
                                                   ========   ========   ========   ========
Earnings per share:
  As reported
     Basic                                         $   0.57   $   0.53   $   1.03   $   0.94
     Diluted                                           0.57       0.53       1.02       0.93

  Pro forma
     Basic                                         $   0.56   $   0.52   $   1.02   $   0.93
     Diluted                                           0.56       0.52       1.01       0.92

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

At June 30, 2004, the maximum potential amount of future payments Trustmark could be required to make under its standby letters of credit was $91.4 million, which also represented the maximum credit risk associated with these commitments. This amount consisted primarily of commitments with maturities of less than three years. These standby letters of credit have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2004, the fair value of collateral held was $24.0 million.

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

NOTE 8 - ASSOCIATE PENSION PLAN

Trustmark maintains a noncontributory defined benefit pension plan which covers substantially all associates with more than one year of service. The plan provides pension benefits that are based on credited service, final average compensation and the benefit formula as defined in the plan. Trustmark's policy is to fund amounts allowable for federal income tax purposes, making sufficient contributions to satisfy the minimum funding requirement for each plan year and making additional contributions, as needed, based on the plan's funded status as of the October 31 measurement date.

The following table presents information regarding net periodic pension costs for the six months ended June 30, 2004 and 2003 ($ in thousands):

                                                                2004      2003
                                                              -------   -------
Service cost                                                  $   819   $ 1,285
Interest cost                                                   2,112     2,285
Expected return on plan assets                                 (2,503)   (2,757)
Amortization of prior service cost                                (44)      121
Recognized net loss due to early retirement                         -     2,378
Recognized net actuarial loss                                     595         -
                                                              -------   -------
    Net Periodic Benefit Cost                                 $   979   $ 3,312
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

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                           -----------------------   -----------------------
                                              2004         2003         2004         2003
                                           ----------   ----------   ----------   ----------
Basic                                      58,055,793   59,117,961   58,161,738   59,512,924
Dilutive shares (related to stock options)    255,539      176,369      287,624      154,459
                                           ----------   ----------   ----------   ----------
Diluted                                    58,311,332   59,294,330   58,449,362   59,667,383
                                           ==========   ==========   ==========   ==========

NOTE 10 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $21.2 million and $30.2 million during the six months ended June 30, 2004 and 2003, respectively. Interest paid on deposit liabilities and other borrowings totaled $40.8 million in the first six months of 2004 and $48.3 million in the first six months of 2003. For the six months ended June 30, 2004 and 2003, noncash transfers from loans to foreclosed properties were $3.3 million and $2.9 million, respectively. Assets acquired during the first quarter of 2004 as a result of the Allied Houston business combination totaled $148.1 million, while liabilities assumed totaled $161.7 million. During the first six months of 2004, $150.0 million of long-term FHLB advances were transferred to short-term borrowings compared with net transfers of $17.3 million in the first six months of 2003.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by Trustmark beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on Trustmark's financial statements.

NOTE 12 - SEGMENT INFORMATION

During the first quarter of 2004, Trustmark realigned its management reporting structure to include four segments that include general banking, wealth management, insurance and administration. The general banking segment realigns Trustmark's former consumer and commercial segment into a single group that delivers a full range of banking services to consumers, corporate, small and middle market businesses through its extensive branch network. Trustmark realigned its former investment segment into the wealth management segment incorporating trust, brokerage, investment advisory, and private banking service under one umbrella. The insurance segment, formerly included in the consumer segment, represents Trustmark's retail insurance agency that offers a diverse mix of insurance products and services. The administrative segment incorporates Trustmark's treasury function with various non-allocated corporate operation units and includes intangible assets and related amortization (except mortgage servicing rights and related amortization, which is included in the general banking segment).

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

The following table discloses financial information by reportable segment for the periods ended June 30, 2004 and 2003. The prior period has been restated to conform with the current period presentation.

Trustmark Corporation
Segment Information
($ in thousands)

                                  General      Wealth
                                  Banking    Management   Insurance    Admin
                                  Division    Division    Division    Division     Total
For the three months ended       ----------  ----------  ----------  ----------  ----------
June 30, 2004
--------------------------
Net interest income
   from external customers       $   58,108  $    1,095  $        -  $   10,345  $   69,548
Internal funding                        652        (102)          -        (550)          -
                                 ----------  ----------  ----------  ----------  ----------
Net interest income                  58,760         993           -       9,795      69,548
Provision for loan losses             1,758          (6)          -         (49)      1,703
                                 ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses         57,002         999           -       9,844      67,845
Noninterest income                   28,969       5,042       4,333         233      38,577
Noninterest expense                  40,712       4,558       2,698       7,515      55,483
                                 ----------  ----------  ----------  ----------  ----------
Income before income taxes           45,259       1,483       1,635       2,562      50,939
Income taxes                         15,700         551         628       1,037      17,916
                                 ----------  ----------  ----------  ----------  ----------
Segment net income               $   29,559  $      932  $    1,007  $    1,525  $   33,023
                                 ==========  ==========  ==========  ==========  ==========

Selected Financial Information
     Average assets              $5,755,605  $   97,912  $   16,336  $2,372,565  $8,242,418
     Depreciation and
       amortization/impairment   $   (1,386) $      122  $       34  $      972  $     (258)


For the three months ended
June 30, 2003
--------------------------
Net interest income
   from external customers       $   53,989  $    1,213  $        -  $   12,987  $   68,189
Internal funding                      6,084          10           -      (6,094)          -
                                 ----------  ----------  ----------  ----------  ----------
Net interest income                  60,073       1,223           -       6,893      68,189
Provision for loan losses             2,657          (7)          -          (1)      2,649
                                 ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses         57,416       1,230           -       6,894      65,540
Noninterest income                   20,684       4,889       4,075       3,406      33,054
Noninterest expense                  42,347       4,403       2,326       1,839      50,915
                                 ----------  ----------  ----------  ----------  ----------
Income before income taxes           35,753       1,716       1,749       8,461      47,679
Income taxes                         12,471         624         724       2,696      16,515
                                 ----------  ----------  ----------  ----------  ----------
Segment net income               $   23,282  $    1,092  $    1,025  $    5,765  $   31,164
                                 ==========  ==========  ==========  ==========  ==========


Selected Financial Information
     Average assets              $5,169,730  $   93,681  $   14,667  $2,069,118  $7,347,196
     Depreciation and
       amortization/impairment   $   10,348  $      105  $       17  $    1,224  $   11,694

Trustmark Corporation
Segment Information
($ in thousands)

                                  General      Wealth
                                  Banking    Management   Insurance    Admin
                                  Division    Division    Division    Division     Total
For the six months ended         ----------  ----------  ----------  ----------  ----------
June 30, 2004
------------------------
Net interest income
   from external customers       $  113,615  $    2,203  $        -  $   22,089  $  137,907
Internal funding                        838        (175)          -        (663)          -
                                 ----------  ----------  ----------  ----------  ----------
Net interest income                 114,453       2,028           -      21,426     137,907
Provision for loan losses             3,144         (27)          -        (362)      2,755
                                 ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses        111,309       2,055           -      21,788     135,152
Noninterest income                   46,961      10,150       7,502        (341)     64,272
Noninterest expense                  80,245       8,869       5,126      13,896     108,136
                                 ----------  ----------  ----------  ----------  ----------
Income before income taxes           78,025       3,336       2,376       7,551      91,288
Income taxes                         27,075       1,230         873       2,336      31,514
                                 ----------  ----------  ----------  ----------  ----------
Segment net income               $   50,950  $    2,106  $    1,503  $    5,215  $   59,774
                                 ==========  ==========  ==========  ==========  ==========

Selected Financial Information
     Average assets              $5,631,345  $   97,920  $   15,521  $2,341,128  $8,085,914
     Depreciation and
       amortization/impairment   $    6,997  $      227  $       68  $    1,899  $    9,191


For the six months ended
June 30, 2003
------------------------
Net interest income
   from external customers       $  106,955  $    2,438  $        -  $   27,993  $  137,386
Internal funding                     11,530         (22)          -     (11,508)          -
                                 ----------  ----------  ----------  ----------  ----------
Net interest income                 118,485       2,416           -      16,485     137,386
Provision for loan losses             5,302         (22)          -         369       5,649
                                 ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses        113,183       2,438           -      16,116     131,737
Noninterest income                   34,684       9,683       7,070      10,793      62,230
Noninterest expense                  85,652       8,726       4,765       9,491     108,634
                                 ----------  ----------  ----------  ----------  ----------
Income before income taxes           62,215       3,395       2,305      17,418      85,333
Income taxes                         21,759       1,247         971       5,708      29,685
                                 ----------  ----------  ----------  ----------  ----------
Segment net income               $   40,456  $    2,148  $    1,334  $   11,710  $   55,648
                                 ==========  ==========  ==========  ==========  ==========

Selected Financial Information
     Average assets              $5,105,980  $   92,636  $   15,005  $2,005,247  $7,218,868
     Depreciation and
       amortization/impairment   $   23,650  $      210  $       36  $    2,430  $   26,326

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

Overview

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

Net income for the second quarter of 2004 was $33.0 million, compared with $31.2 million for the second quarter of 2003. Basic and diluted earnings per share were $0.57 per share, an increase of 7.5% when compared with $0.53 per share for the same period of 2003. Net income for the six months ended June 30, 2004, totaled $59.8 million, compared with $55.6 million for the six months ended June 30, 2003. Basic earnings per share were $1.03 for the first half of 2004, an increase of 9.6% when compared with $0.94 for the same period in 2003. Diluted earnings per share for the first six months of 2004 were $1.02, an increase of 9.7% compared with $0.93 for the first six months of 2003. Earnings for 2004 included a reversal of $6.8 million in mortgage servicing impairment recorded in previous periods. This reversal increased 2004 earnings by $4.2 million after-tax, or $0.07 per share.

Management utilizes certain financial ratios to gauge Trustmark's performance. Trustmark achieved a return on average assets of 1.61% and a return on average equity of 18.51% for the three months ended June 30, 2004. These compared with ratios of 1.70% for return on average assets and 18.76% for return on average equity for the three months ended June 30, 2003. For the six months ended June 30, 2004, Trustmark achieved a return on average assets of 1.49% and a return on average equity of 16.91%. These compare to a return on average assets of 1.55% and a return on average equity of 16.83% for the same period in 2003.

Critical Accounting Policies and Estimates

Trustmark's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates and assumptions that affect the amounts reported in those consolidated financial statements. Critical accounting policies and estimates are defined as policies that are important to the portrayal of Trustmark's financial condition and results of operations and that require Management's most difficult, subjective or complex judgments. Actual financial results could differ significantly if different judgments are applied to these policies and estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Trustmark's 2003 Annual Report on Form 10-K, filed on March 10, 2004, in the Notes to the Consolidated Financial Statements. Because of recent developments in mortgage servicing rights, additional information is shown below.

Mortgage Servicing Rights
Impairment for mortgage servicing rights occurs when the estimated fair value falls below the underlying carrying value. Fair value is determined utilizing specific risk characteristics of the mortgage loan, current interest rates and current prepayment speeds. During the second quarter of 2004, Trustmark reclassified $6.6 million of mortgage servicing right impairment from temporary to other-than-temporary which reduced the valuation allowance for impairment and the gross mortgage servicing rights balance with no effect to the net mortgage servicing rights asset. Impairment is considered to be other-than-temporary when Trustmark determines that the carrying value is expected to exceed the fair value for an extended period of time. In addition, higher interest rates experienced during the second quarter of 2004 increased the value of mortgage servicing rights resulting in a recovery of $6.8 million in impairment charges. Additional recoveries of impairment could occur if interest rates rise, refinancing slows and the expected life of home mortgage loans serviced increases.

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

Results of Operations

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Table on pages 17 and 18 shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for the three-month and six-month periods of 2004 increased $1.4 million, or 2.0%, and $486 thousand, or 0.3%, respectively, when compared to the same periods of 2003. Excluding the business combinations with Emerald Coast and Allied Houston, net interest income - FTE decreased $3.4 million, or 4.8%, and $7.8 million, or 5.5%, for the three-month and six-month periods ended June 30, 2004, respectively. The continuing decline in interest rates experienced during early 2004 and 2003 has impacted both assets and liabilities; however, since Trustmark's cost of funds are driven primarily by its core deposit base, rates on interest-bearing liabilities have not seen the same magnitude of decline as earning asset yields. In addition, continued high levels of mortgage refinancing activity experienced during 2003 and early 2004 have resulted in an increase in prepayments of mortgage-backed securities. This impacts the NIM through the acceleration of premium amortization as well as the reinvestment of funds at lower rates. The combination of these factors resulted in declines in NIM for the second quarter of 2004 of 36 basis points when compared to the same quarter of 2003 and a decrease of 45 basis points for the six months ended June 30, 2004 when compared to the same period of 2003.

Yield/Rate Analysis Table
($ in thousands)

                                                               For the Three Months Ended June 30,
                                                 ---------------------------------------------------------------
                                                              2004                             2003
                                                 -----------------------------   -------------------------------
                                                   Average               Yield/     Average               Yield/
                                                   Balance    Interest    Rate      Balance    Interest    Rate
                                                 ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements                   $   24,132   $     63    1.05%   $   31,055   $     94    1.21%
    Securities - taxable                          2,021,527     14,825    2.95%    1,782,044     18,390    4.14%
    Securities - nontaxable                         158,896      3,026    7.66%      156,570      3,094    7.93%
    Loans, including loans held for sale          5,288,298     73,917    5.62%    4,742,289     72,157    6.10%
                                                 ----------   --------   ------   ----------   --------
    Total interest-earning assets                 7,492,853     91,831    4.93%    6,711,958     93,735    5.60%
Cash and due from banks                             337,596                          306,173
Other assets                                        486,184                          404,207
Allowance for loan losses                           (74,215)                         (75,142)
                                                 ----------                       ----------
        Total Assets                             $8,242,418                       $7,347,196
                                                 ==========                       ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                    $4,108,546     13,326    1.30%   $3,654,264     15,653    1.72%
    Federal funds purchased and
        securities sold under
        repurchase agreements                       894,158      2,156    0.97%    1,040,233      3,101    1.20%
    Borrowings                                    1,184,423      4,726    1.60%      728,779      4,731    2.60%
                                                 ----------   --------   ------   ----------   --------   ------
        Total interest-bearing liabilities        6,187,127     20,208    1.31%    5,423,276     23,485    1.74%
                                                              --------                         --------
Noninterest-bearing demand deposits               1,283,043                        1,199,182
Other liabilities                                    54,867                           58,474
Shareholders' equity                                717,381                          666,264
                                                 ----------                       ----------
        Total Liabilities and
            Shareholders' Equity                 $8,242,418                       $7,347,196
                                                 ==========                       ==========

        Net Interest Margin                                     71,623    3.84%                  70,250    4.20%

Less tax equivalent adjustment                                   2,075                            2,061
                                                              --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                             $ 69,548                         $ 68,189
                                                              ========                         ========

Average interest-earning assets for the first half of 2004 were $7.347 billion, compared with $6.583 billion for the first half of 2003, an increase of $764.4 million, or 11.6%. Without the Emerald Coast and Allied Houston branch purchases, the increase in average interest-earning assets for the first half of 2004 is $424.9 million, or 6.5%. This growth is primarily seen in average loans, which increased 10.6% (3.3% without business combinations) during the first six months of 2004 when compared with the first six months of 2003, and average securities, which increased 14.9% when the first half of 2004 is compared with the same period of 2003. However, the declining interest rate environment that continued into early 2004 negatively impacted yields as the yield on average earning assets dropped from 5.79% during the six months ended June 30, 2003 to 5.00% for the same period of 2004, a decrease of 79 basis points. As a result, interest income-FTE decreased by $6.4 million, or 3.4%, during the first six months of 2004 when compared with the first six months of 2003.

Yield/Rate Analysis Table
($ in thousands)

                                                               For the Six Months Ended June 30,
                                                 ---------------------------------------------------------------
                                                              2004                             2003
                                                 -----------------------------   -------------------------------
                                                   Average               Yield/     Average               Yield/
                                                   Balance    Interest    Rate      Balance    Interest    Rate
                                                 ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements                   $   20,685   $    106    1.03%   $   30,381   $    176    1.17%
    Securities - taxable                          1,990,523     31,021    3.13%    1,713,404     38,545    4.54%
    Securities - nontaxable                         159,901      6,097    7.67%      158,756      6,277    7.97%
    Loans, including loans held for sale          5,175,855    145,371    5.65%    4,680,028    143,960    6.20%
                                                 ----------   --------            ----------   --------
    Total interest-earning assets                 7,346,964    182,595    5.00%    6,582,569    188,958    5.79%
Cash and due from banks                             337,176                          304,283
Other assets                                        476,066                          407,159
Allowance for loan losses                           (74,292)                         (75,143)
                                                 ----------                       ----------
        Total Assets                             $8,085,914                       $7,218,868
                                                 ==========                       ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                    $4,051,625     26,712    1.33%   $3,602,884     31,715    1.78%
    Federal funds purchased and
        securities sold under
        repurchase agreements                       893,181      4,260    0.96%      983,534      5,827    1.19%
    Borrowings                                    1,104,686      9,484    1.73%      722,708      9,763    2.72%
                                                 ----------   --------            ----------   --------
        Total interest-bearing liabilities        6,049,492     40,456    1.34%    5,309,126     47,305    1.80%
                                                              --------                         --------
Noninterest-bearing demand deposits               1,270,554                        1,179,174
Other liabilities                                    54,897                           63,735
Shareholders' equity                                710,971                          666,833
                                                 ----------                       ----------
        Total Liabilities and
            Shareholders' Equity                 $8,085,914                       $7,218,868
                                                 ==========                       ==========

        Net Interest Margin                                    142,139    3.89%                 141,653    4.34%

Less tax equivalent adjustment                                   4,232                            4,267
                                                              --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                             $137,907                         $137,386
                                                              ========                         ========

Average interest-bearing liabilities for the first half of 2004 totaled $6.049 billion, compared with $5.309 billion for the first half of 2003, an increase of $740.4 million, or 13.9%. Without the Emerald Coast and Allied Houston branch purchases, the increase in average interest-bearing liabilities for the first half of 2004 is $443.3 million, or 8.3%. However, interest expense has continued to decrease as a greater impact has been felt from the declining interest rate environment that continued into early 2004. The average rates on interest-bearing liabilities for the six months ended June 30, 2004 and 2003, were 1.34% and 1.80%, respectively, a decrease of 46 basis points. As a result of these factors, total interest expense for the first half of 2004 decreased $6.8 million, or 14.5%, when compared with the first half of 2003.

Provision for Loan Losses
Trustmark's provision for loan losses totaled $ 1.7 million and $2.8 million, respectively, for the three and six months ended June 30, 2004, compared with $2.6 million and $5.6 million, respectively, for the same periods in 2003. During the six months ended June 30, 2004, the provision for loan losses equaled 97% of net charge-offs compared with 101% in the prior year period. As a percentage of average loans, the provision was 0.11% for the first half of 2004 compared with 0.24% for the first half of 2003.

The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and expected economic conditions. Based on recent improvements in economic conditions in both national and local markets, increased diversification of the loan portfolio from a geographic and product standpoint and continued improvement in both underwriting and oversight of loan processes, Management feels that the current provision for loan losses for the three and six month periods ending June 30, 2004 is sufficient to maintain the allowance for loan losses at an appropriate reserve level for present and potential risk exposure.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $64.3 million in the first six months of 2004 compared with $62.2 million in the first six months of 2003. NII represented 26.5% of total revenues in the first half of 2004 versus 25.2% in the first half of 2003. The comparative components of noninterest income for the six-month periods ended June 30, 2004 and 2003 are shown in the accompanying table. Noninterest income contributed by the Emerald Coast and Allied Houston branch purchases during 2004 is considered immaterial.

Noninterest Income
($ in thousands)
                                         Six Months Ended
                                             June 30,
                                       -------------------
                                         2004       2003     $ Change   % Change
                                       --------   --------   --------   --------
Service charges on deposit accounts    $ 27,285   $ 25,750   $  1,535       6.0%
Wealth management                         9,974      9,498        476       5.0%
Retail banking - other                    8,817      9,105       (288)     -3.2%
Insurance commissions                     7,531      7,108        423       6.0%
Mortgage banking                          7,198     (4,829)    12,027        n/m
Securities gains                             15     12,169    (12,154)    -99.9%
Other income                              3,452      3,429         23       0.7%
                                       --------   --------   --------
     Total Noninterest Income          $ 64,272   $ 62,230   $  2,042       3.3%
                                       ========   ========   ========
n/m - not meaningful

The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 6.0% in the first six months of 2004 over the same period in 2003. Increases in services charges for 2004 are primarily attributed to an increase in fees charged for NSF and overdrafts combined with increased transaction volumes when compared with the same time period in 2003.

Wealth management income was $10.0 million for the first six months of 2004, an increase of $476 thousand when compared with the same period of 2003. Wealth management consists of all income related to trust and advisory services, including income generated from Trustmark Securities, Inc. and Trustmark Investment Advisors, Inc. Recent improvements in the performance of the capital markets positively impacted growth in this area. Increases in fees related to trust and investment services were offset by a decrease in income derived from annuities during the period. In addition, further integration of the Wealth Management Division into Trustmark's Florida and Tennessee markets has begun to impact income as well. Trustmark, which continues to be one of the largest providers of asset management services in Mississippi, held assets under administration of $6.8 billion at June 30, 2004.

Retail banking - other income totaled $8.8 million in the first six months of 2004, a decrease of $288 thousand, or 3.2%, when compared with the same period in 2003. Retail banking - other income consists primarily of ATM fees, fees from the sale of checks, bank card fees and safe deposit box fees. The primary factor in the decrease is bank card fees, which has been negatively impacted by changes in the pricing of merchant discount rates.

Mortgage banking income was $7.2 million for the six months ended June 30, 2004, compared to a loss of $4.8 million for the same period of 2003. Mortgage banking income primarily includes mortgage servicing fees, gain on sale of mortgage loans, amortization/impairment of mortgage servicing rights, guaranty fees and the valuation adjustment on fair value hedges used in conjunction with the mortgage servicing portfolio. For the six months ended June 30, 2004, the primary factor for the increase in mortgage banking income is a recovery of previously recognized impairment of mortgage servicing rights. During the first six months of 2004, total amortization/impairment expense for mortgage servicing rights was $1.8 million, or $6.4 million in amortization expense offset by a $4.6 million recovery of impairment charges. For the same time period in 2003, total amortization/impairment expense for mortgage servicing rights was $18.7 million but was broken down into $8.7 million in amortization expense and $10.0 million in impairment charges. Improvement in economic conditions during the second quarter of 2004 resulted in higher interest rates, which increased the value of Trustmark's home mortgage servicing rights. Consequently, Trustmark reversed approximately $6.8 million in mortgage servicing impairment charges recorded in previous periods. Future changes in the amortization and impairment of mortgage servicing rights will continue to be closely tied to fluctuations in long-term mortgage rates. Offsetting improvements in amortization/impairment of mortgage servicing rights were a reduction in gains on sales of mortgage loans, which totaled $2.3 million during the first half of 2004 compared to $7.0 million for the same period of 2003, a decrease of $4.7 million. The overall total of loan sales from secondary marketing activities declined from $628.1 million in the first half of 2003 to $426.9 million in the first half of 2004 as a sporadic rate environment affected both the pricing of loans as well as the consumer demand.

The following table illustrates the components of mortgage banking included in noninterest income in the accompanying income statements:

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2004        2003
                                                            -------     -------
Mortgage servicing income                                   $ 8,445     $ 8,561
Mortgage guaranty fees                                       (2,221)     (2,362)
                                                            -------     -------
   Mortgage serving, net                                      6,224       6,199
Amortization/impairment of
   mortgage servicing rights, net                            (1,774)    (18,677)
Gain on sale of loan                                          2,347       7,055
Other, net                                                      401         594
                                                            -------     -------
   Mortgage banking                                         $ 7,198     $(4,829)
                                                            =======     =======

Securities gains totaled $15 thousand during the first six months of 2004 compared with $12.2 million during the first six months of 2003. During the first six months of 2003, significant price changes in certain available for sale (AFS) portfolio securities enabled Trustmark to sell securities with a total fair value of $288.1 million, which provided the opportunity to restructure a portion of the portfolio to reduce price volatility in an extremely low interest rate cycle. Management considers the investment portfolio as an integral tool in the management of interest rate risk.

Noninterest Expense
Trustmark's noninterest expense decreased $498 thousand, or 0.5%, in the first six months of 2004 to $108.1 million, compared with $108.6 million in the first six months of 2003. Excluding the Emerald Coast and Allied Houston branch purchases, noninterest expense for the six months ended June 30, 2004 would total $104.8 million. Noninterest expenses for the first six months of 2003 include $6.3 million associated with Trustmark's voluntary early retirement program. If this were eliminated, noninterest expenses for the first half of 2003 would total $102.3 million. Eliminating these adjustments, noninterest expense for the first half of 2004 grew $2.5 million, or 2.36% when compared to the same time period in 2003. Management continues to consider expense control a major component of improving shareholder value. The comparative components of noninterest expense for the six months ended June 30, 2004 and 2003 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
                                         Six Months Ended
                                             June 30,
                                       -------------------
                                         2004       2003     $ Change   % Change
                                       --------   --------   --------   --------
Salaries and employee benefits         $ 62,873   $ 65,421   $ (2,548)     -3.9%
Services and fees                        17,225     15,890      1,335       8.4%
Equipment expense                         7,323      7,383        (60)     -0.8%
Net occupancy - premises                  6,730      6,146        584       9.5%
Other expense                            13,985     13,794        191       1.4%
                                       --------   --------   --------
     Total Noninterest Expense         $108,136   $108,634   $   (498)     -0.5%
                                       ========   ========   ========

Salaries and employee benefits, the largest category of noninterest expense, decreased $2.5 million, or 3.9%, in the first six months of 2004 to $62.9 million, compared with $65.4 million in the same time period in 2003. Excluding the Emerald Coast and Allied Houston branch purchases, salaries and employee benefits for the six months ended June 30, 2004 would total $60.8 million. Salaries and employee benefits for the first six months of 2003 include $6.3 million associated with Trustmark's voluntary early retirement program, which was accepted by 116 employees, or 4.75% of the workforce. If this were eliminated, salaries and employee benefits for the first half of 2003 would total $59.1 million. Eliminating these adjustments, salaries and employee benefits for the first half of 2004 grew $1.6 million, or 2.76% when compared to the same time period in 2003. Trustmark's full-time equivalent employees were 2,465 and 2,286 at June 30, 2004 and 2003, respectively.

Services and fees for the first half of 2004 totaled $17.2 million compared to $15.9 million for the first half of 2003. The increase is attributed to outside services and fees, which consist of legal expenses, professional fees and consulting services.

Net occupancy-premises expense increased $584 thousand, or 9.5%, from $6.1 million in the first six months of 2003 to $6.7 million in the first six months of 2004. The increase is attributable to occupancy costs associated with facilities acquired in the Emerald Coast and Allied Houston business combinations. Business combinations accounted for approximately 74% of the increase.

Income Taxes
For the six months ended June 30, 2004, Trustmark's combined effective tax rate was 34.5%, compared with 34.8% for the first half of 2003. The decrease in Trustmark's effective tax rate is due to immaterial changes in various permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. With mortgage rates at historical lows, increased prepayments on mortgage loans have also provided an additional source of liquidity for Trustmark. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At June 30, 2004, these arrangements gave Trustmark approximately $1.153 billion in borrowing capacity, which approximated the level at the end of 2003. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $495.0 million in short-term advances and $381.0 million in long-term advances at June 30, 2004, compared with $300.0 million in short-term advances and $531.0 million in long-term advances at December 31, 2003. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $687.2 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At June 30, 2004, Trustmark had approximately $578.1 million available in borrowing capacity at the Discount Window from pledges of auto loans and securities, compared with $539.9 million available at December 31, 2003. In June 2002, Trustmark entered into a two-year line of credit arrangement enabling borrowings up to $50 million, subject to certain financial covenants. This line has been extended until August 31, 2004. As of June 30, 2004, Trustmark had not drawn upon this line of credit.

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

During 2002, the shareholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to authorize the issuance of up to 20 million preferred shares with no par value. The Board of Directors believes that authorizing preferred shares for potential issuance is advisable and in the best interests of Trustmark. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility. As of June 30, 2004, no such shares have been issued.

Capital Resources

At June 30, 2004, Trustmark's shareholders' equity was $709.8 million, an increase of $20.2 million, or 2.9%, from its level at December 31, 2003. This increase is primarily related to net income for the first six months of 2004, which totaled $59.8 million, being offset by additional accumulated other comprehensive losses of $5.6 million, dividends of $22.1 million and common stock repurchases of $13.4 million.

Common Stock Repurchase Program
Trustmark currently has remaining authorization for the repurchase of up to 3.0 million shares of its common stock subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 21.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 18.5 million shares for $398.4 million, including 481 thousand shares during the second quarter of 2004. See further discussion of the Common Stock Repurchase Program on page 29 in Part II, Item 2, "Changes in Securities and Use of Proceeds".

Dividends
Another strategy designed to enhance shareholder value has been to maintain a consistent dividend payout ratio, which is dividends per share divided by earnings per share. Dividends for the first six months of 2004 were $ 0.38 per share, increasing 15.2% when compared with dividends of $ 0.33 per share in the same period in 2003. Trustmark's dividend payout ratio was 36.9% for the first six months of 2004, compared with 35.1% for the same period in 2003.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards, but also the well-capitalized guidelines for regulatory capital. Management believes, as of June 30, 2004, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At June 30, 2004, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital Table
($ in thousands)

                                                                     June 30, 2004
                                             --------------------------------------------------------------
                                                                                         Minimum Regulatory
                                              Actual Regulatory    Minimum Regulatory      Provision to be
                                                   Capital          Capital Required      Well Capitalized
                                             ------------------    ------------------    ------------------
                                              Amount      Ratio     Amount      Ratio     Amount      Ratio
                                             --------    ------    --------    ------    --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                     $650,932    11.72%    $444,245     8.00%           -         -
   Trustmark National Bank                    615,792    11.30%     435,891     8.00%    $544,864    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                     $581,461    10.47%    $222,122     4.00%           -         -
   Trustmark National Bank                    547,641    10.05%     217,946     4.00%    $326,918     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                     $581,461     7.17%    $243,150     3.00%           -         -
   Trustmark National Bank                    547,641     6.89%     238,432     3.00%    $397,386     5.00%

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At June 30, 2004, earning assets were $7.559 billion, or 91.6% of total assets, compared with $7.183 billion, or 90.8% of total assets at December 31, 2003, an increase of $376.5 million, or 5.2%. Excluding the Allied Houston branch purchase, earning assets totaled $7.431 billion, an increase of $248.5 million when compared with December 31, 2003.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative and a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates, to support profitability and to offset risks incurred by business units. When evaluating the performance of the securities portfolio, Management considers not only interest income but also the flexibility and liquidity provided by changes in fair value. At June 30, 2004, Trustmark's securities portfolio totaled $2.151 billion, compared to $2.112 billion at December 31, 2003, an increase of $39.0 million, or 1.8%.

The securities portfolio is a powerful risk management tool that enables Management to control both the invested balance and the duration of securities. The estimated duration of the portfolio measured 1.54 years on June 30, 2003 primarily due to expected high cash flow levels during an environment of heavy prepayments on mortgage related securities. Since then, estimated portfolio duration was measured at 2.30 years at December 31, 2003 and 2.44 years at June 30, 2004. Management intends to keep the portfolio near these historically low duration levels while the interest rate cycle is in a stage of lower yields.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income
(loss), a separate component of shareholders' equity. At June 30, 2004, AFS securities totaled $1.992 billion, which represented 92.6% of the securities portfolio, compared to $ 1.934 billion, or 91.6%, at December 31, 2003. At June 30, 2004, unrealized losses on AFS securities of $14.7 million, net of $5.6 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with losses of $5.6 million, net of $2.1 million in deferred income taxes, at December 31, 2003. At June 30, 2004, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2004, HTM securities totaled $159.2 million and represented 7.4% of the total portfolio, compared with $ 178.4 million, or 8.4%, at the end of 2003. This decline in HTM securities as a percentage of the securities portfolio should continue as Management utilizes the increased flexibility in AFS securities to manage its investment strategy.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 89% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 71.2% of earning assets at June 30, 2004, compared with 70.1% at year-end 2003. At June 30, 2004, loans totaled $5.385 billion, a 7.0% increase from its level of $5.033 billion at December 31, 2003. Adjusted loan growth was $263.7 million, or 5.2%, for the first six months of 2004, if both the Allied Houston branch purchase and the sale of $39.6 million in student loans are excluded. Real estate lending, primarily construction and land development as well as loans secured by 1-4 family properties, continued to be positively impacted by low interest rates. In addition, commercial and industrial loans have also increased when compared to December 31, 2003, as a result of improvement in economic conditions as evidenced by growth in Corporate Lending as well as loans originating in the Trustmark's Emerald Coast branches.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at June 30, 2004 and December 31, 2003, are shown in the accompanying table.

Total nonperforming assets increased $3.4 million, or 11.4%, during the first six months of 2004. Excluding the Allied Houston branch purchases, nonperforming assets decreased $2.0 million. The allowance coverage of nonperforming loans remains strong at 274.7% at June 30, 2004, compared with 310.5% at December 31, 2003.

Nonperforming Assets
($ in thousands)
                                                       June 30,     December 31,
                                                         2004           2003
                                                     ------------   ------------
Nonaccrual and restructured loans                    $     27,001   $     23,921
Other real estate (ORE)                                     6,256          5,929
                                                     ------------   ------------
      Total nonperforming assets                     $     33,257   $     29,850
                                                     ============   ============
Accruing loans past due 90 days or more              $      3,574   $      2,606
                                                     ============   ============
Nonperforming assets/total loans and ORE                    0.62%          0.59%
                                                     ============   ============

At June 30, 2004, the allowance for loan losses was $74.2 million compared with $74.3 million at December 31, 2003. The allowance for loan losses represented 1.38% of total loans outstanding at June 30, 2004, compared to 1.48% at December 31, 2003. This decline in the allowance for loan losses to loans is directly related to the accounting treatment for the acquired loans of Allied Houston Bank. Generally accepted accounting principles provide that the purchase of selected loans be recorded at fair value net of any credit or market discounts; therefore, no specific allowance for loan losses has been recorded for the Allied Houston loans purchased. Loans purchased totaled $145.9 million, which included a $6.4 million discount; consisting of a discount for general credit risk of $ 7.3 million offset by a market premium of $862 thousand. As of June 30, 2004, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Net charge-offs were $2.9 million, or 0.11% of average loans, for the first six months of 2004, compared with $5.6 million, or 0.24% of average loans, for the same period of 2003. This improvement can primarily be attributed to the continued decline in charge-offs recorded during 2004 resulting from the improvement in credit quality experienced during 2003 and 2004.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $23.1 million at June 30, 2004, a decrease of $14.6 million when compared with year-end 2003. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit, individual retirement accounts and brokered CD's. Total deposits were $5.243 billion at June 30, 2004, compared with $5.089 billion at December 31, 2003, an increase of $153.7 million, or 3.0%. Excluding the Allied Houston branch purchase, deposits increased $10.9 million, or 0.2%, when compared with December 31, 2003. Noninterest bearing deposits have decreased $88.3 million during the first six months of 2004 due to seasonal run-offs while interest-bearing deposits have increased $99.2 million during the same time period. During 2003, Trustmark began a brokered CD program to provide additional low cost deposit funding. At June 30, 2004, brokered CD's totaled $139.8 million, an increase of $40.8 million when compared to the end of 2003. Additional growth in interest-bearing deposits may be attributed to uncertain financial market conditions, which have lead to more growth in traditional deposit products such as interest-bearing demand deposits. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $1.860 billion at June 30, 2004, an increase of $310.2 million, compared with $1.550 billion at year-end 2003. Long-term FHLB advances totaled $381.0 million at June 30, 2004, a decrease of $150.0 million from December 31, 2003. On a consolidated basis, total borrowings have increased $160.2 million when compared to December 31, 2003. During the second quarter, Trustmark increased its reliance on these wholesale-funding products to support loan growth and to replace seasonal declines in deposits.

Legal Environment

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities; and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests in regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective during 2003 and 2004 may reduce the likelihood of unexpected sizable awards. At the present time, Management believes, based on the advice of legal counsel and Management's evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers. These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At June 30, 2004 and 2003, Trustmark had commitments to extend credit of $1.240 billion and $1.075 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At June 30, 2004 and 2003, Trustmark's maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $92.8 million and $72.3 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at June 30, 2004, it is estimated that net interest income may decrease 0.19%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This same simulation as of March 31, 2004 yielded an increase in net interest income of 3.68%. The reason for the change in sensitivity is primarily due to an improved base case net interest income projection at June 30, 2004 when compared with March 31, 2004. This improved base case projection was the result of increased forecasted asset yields due to recent rate increases. This projection does not contemplate any additional actions Trustmark could undertake in responses to changes in interest rates. In the event of a 100 basis point decrease in interest rates (utilized in place of a 200 basis point drop scenario due to the historically low interest rate environment), it is estimated net interest income may decrease by 2.81%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2004. Management will continue to monitor the balance sheet as balances change and maintain a proactive stance to manage interest rate risk.

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. Management feels that this method for analyzing interest rate sensitivity does not provide a complete picture of Trustmark's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, repricing behavior of certain deposit products or varying interest rate scenarios. This analysis is a relatively straightforward tool that is helpful in highlighting significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. Three-month gap analysis projected at May 31, 2004, reflected a liability gap of $470 million compared with a liability gap of $270 million at March 31, 2004. One-year gap analysis projected at May 31, 2004, reflected a liability gap of $466 million compared with an asset gap of $69 million at March 31, 2004. Additional liability sensitivity has resulted from Trustmark's increased reliance on wholesale funding during the second quarter of 2004 in response to decreased funding from deposits. This scenario would indicate that Trustmark would benefit in a falling interest rate environment, however, the simulation model indicates repricing sensitivity on various deposit products is different when compared with a static gap analysis. For example, traditional core deposit products typically are slower to react to changes in interest rates when they occur.

As part of Trustmark's risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. As permitted by Statement of Financial Accounting Standards (SFAS) No. 133, during 2003 Trustmark redesignated these derivative instruments as fair value hedges. In accordance with SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case, Trustmark recognizes changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future. The market valuation balance for these fair value hedges was ($497 thousand) at June 30, 2004.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of June 30, 2004, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At June 30, 2004, the fair value of these contracts was $208 thousand.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. These swaps are designated as fair value hedges. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. Although this strategy exposes Trustmark somewhat to a rising rate environment, Management felt this was more economical in light of the significant prepayment charges associated with these advances. The swap contracts are tied to the maturity of five separate FHLB advances maturing between 2005 and 2006. The market valuation balance for interest rate swaps at June 30, 2004 was ($1.2 million).

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


ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
For the period ended June 30, 2004, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the Principal Financial Officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that Trustmark's disclosure controls and procedures were effective as of June 30, 2004.

Internal Control over Financial Reporting
For the period ended June 30, 2004, there have been no changes in Trustmark's internal control over financial reporting that have materially affected or are reasonably likely to materially affect Trustmark's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 2004, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended June 30, 2004:

                                                    Total Number of      Maximum Number
                                                   Shares Purchased    of Shares that May
                        Total Number    Average   as Part of Publicly   Yet be Purchased
                         of Shares    Price Paid    Announced Plans      Under the Plans
      Period             Purchased     Per Share      or Programs          or Programs
----------------------  ------------  ----------  -------------------  ------------------
April 1, 2004 through
April 30, 2004               62,200      $ 27.30               62,200           3,419,265

May 1, 2004 through
May 31, 2004                281,200      $ 26.63              281,200           3,138,065

June 1, 2004 through
June 30, 2004               138,000      $ 27.93              138,000           3,000,065

                        ------------              -------------------
            Total           481,400                           481,400
                        ============              ===================

On October 15, 2002, the Board of Directors of Trustmark authorized a plan to repurchase 5% of current outstanding shares, or 3,083,020 shares. The Board of Directors approved an additional plan on July 15, 2003, also allowing for a 5% repurchase of current outstanding shares, or 2,936,571 shares. Both of these plans are subject to market conditions and management discretion and will continue to be implemented through open market purchases or privately negotiated transactions. No expiration date has been given to either of these plans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Trustmark's shareholders was held on April 20, 2004. At this meeting the following matter was voted on by Trustmark's shareholders:

A.   Election of Directors

     The following individuals were elected to serve as Directors of Trustmark until the annual meeting of shareholders in 2005 or until their respective successors are elected and qualified. The vote was cast as follows:

                                                                  Votes Cast
                                        Votes Cast in Favor    Against/Withheld
                                       --------------------   ------------------
                                         Number        %       Number       %
                                       ----------    ------   ---------    -----
     J. Kelly Allgood                  47,025,717    96.89%   1,511,221    3.11%
     Reuben V. Anderson                47,028,458    96.89%   1,508,480    3.11%
     John L. Black, Jr.                47,029,819    96.89%   1,507,119    3.11%
     William C. Deviney, Jr.           47,880,645    98.65%     656,293    1.35%
     C. Gerald Garnett                 47,652,138    98.18%     884,800    1.82%
     Richard G. Hickson                47,651,938    98.18%     885,000    1.82%
     Matthew L. Holleman III           47,887,168    98.66%     649,770    1.34%
     William Neville III               47,651,738    98.18%     885,200    1.82%
     Richard H. Puckett                47,035,134    96.91%   1,501,804    3.09%
     Carolyn C. Shanks                 47,871,682    98.63%     665,256    1.37%
     Kenneth W. Williams               47,029,153    96.89%   1,507,785    3.11%
     William G. Yates, Jr.             47,861,539    98.61%     675,399    1.39%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

B.   Reports on Form 8-K

1. On April 20, 2004, Trustmark filed a report on Form 8-K announcing its financial results for the period ended March 31, 2004.
2. On April 20, 2004, Trustmark filed a report on Form 8-K announcing that Chairman and Chief Executive Officer Richard G. Hickson was making a presentation at the Annual Meeting of Shareholders. The report included the financial data that was presented at the meeting.
3. On April 26, 2004, Trustmark filed a report on Form 8-K announcing that Chairman and Chief Executive Officer Richard G. Hickson was making a presentation at the Gulf South Bank Conference in New Orleans. The report included the financial data that was presented at the conference.
4. On May 25, 2004, Trustmark filed a report on Form 8-K announcing that Executive Vice President and Chief Financial Officer Zach L. Wasson was making a presentation to the Mississippi Society of Financial Analysts in Jackson. The report included the financial data that was presented at the conference.
5. On June 2, 2004, Trustmark filed a report on Form 8-K providing recast segment information for the years ended December 31, 2003, 2002, and 2001 as a result of modifications in its management reporting structure.

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

DATE: August 9, 2004                                 DATE: August 9, 2004

                                  EXHIBIT INDEX


31-a Certification  by Chief  Executive  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002.

31-b Certification  by Chief  Financial  Officer  pursuant to Section 302 of the
     Sarbanes-Oxley Act of 2002.

32-a Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b Certification by Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



All other exhibits are omitted, as they are inapplicable or not required by the related instructions.