Form 10-Q
period 2004-09-30
TRUSTMARK CORP
filed 2004-11-09
CIK 36146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                                 (601) 208-5111
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 20, 2004.

         Title                                                       Outstanding
Common stock, no par value                                            57,822,833

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                      (Unaudited)
                                                     September 30, December 31,
                                                          2004         2003
                                                     ------------  ------------
Assets
Cash and due from banks (noninterest-bearing)        $    273,385  $    333,096
Federal funds sold and securities purchased
    under reverse repurchase agreements                    16,290        37,712
Securities available for sale (at fair value)           1,916,093     1,933,993
Securities held to maturity (fair value:
     $157,490 - 2004; $191,146 - 2003)                    147,214       178,450
Loans held for sale                                       104,389       112,560
Loans                                                   5,283,953     4,920,052
Less allowance for loan losses                             74,179        74,276
                                                     ------------  ------------
   Net loans                                            5,209,774     4,845,776
Premises and equipment                                    113,511       108,374
Mortgage servicing rights                                  51,199        49,707
Identifiable intangible assets                             21,173        21,921
Goodwill                                                  110,271        95,877
Other assets                                              187,328       196,855
                                                     ------------  ------------
     Total Assets                                    $  8,150,627  $  7,914,321
                                                     ============  ============

Liabilities
Deposits:
     Noninterest-bearing                             $  1,242,612  $  1,329,444
     Interest-bearing                                   4,044,919     3,760,015
                                                     ------------  ------------
         Total deposits                                 5,287,531     5,089,459
Federal funds purchased                                   294,232       253,419
Securities sold under repurchase agreements               560,254       674,716
Short-term borrowings                                     855,214       621,532
Long-term FHLB advances                                   355,926       531,035
Other liabilities                                          63,236        54,587
                                                     ------------  ------------
     Total Liabilities                                  7,416,393     7,224,748

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  57,822,833 shares -
        2004; 58,246,733 shares - 2003                     12,048        12,136
Capital surplus                                           121,282       132,383
Retained earnings                                         603,316       548,521
Accumulated other comprehensive loss, net of tax           (2,412)       (3,467)
                                                     ------------  ------------
     Total Shareholders' Equity                           734,234       689,573
                                                     ------------  ------------
     Total Liabilities and Shareholders' Equity      $  8,150,627  $  7,914,321
                                                     ============  ============

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                    Three Months Ended   Nine Months Ended
                                                       September 30,       September 30,
                                                    ------------------  ------------------
                                                      2004      2003      2004      2003
                                                    --------  --------  --------  --------
Interest Income
Interest and fees on loans                          $ 74,669  $ 71,093  $217,921  $212,960
Interest on securities:
     Taxable                                          16,162    12,065    47,183    50,610
     Tax exempt                                        1,925     1,953     5,888     6,033
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements       120        60       226       236
Other interest income                                     16        14        37        37
                                                    --------  --------  --------  --------
     Total Interest Income                            92,892    85,185   271,255   269,876

Interest Expense
Interest on deposits                                  13,547    14,167    40,259    45,882
Interest on federal funds purchased and securities
     sold under repurchase agreements                  3,243     2,269     7,503     8,096
Other interest expense                                 6,179     4,918    15,663    14,681
                                                    --------  --------  --------  --------
     Total Interest Expense                           22,969    21,354    63,425    68,659
                                                    --------  --------  --------  --------
Net Interest Income                                   69,923    63,831   207,830   201,217
Provision for loan losses                              1,161     1,771     3,916     7,420
                                                    --------  --------  --------  --------
Net Interest Income After Provision
     for Loan Losses                                  68,762    62,060   203,914   193,797

Noninterest Income
Service charges on deposit accounts                   15,010    14,304    42,295    40,054
Wealth management                                      5,080     5,118    15,054    14,616
Retail banking - other                                 4,678     4,721    13,495    13,826
Insurance commissions                                  5,197     6,942    12,728    14,050
Mortgage banking                                        (931)    8,428     6,267     3,599
Securities gains                                           6        57        21    12,226
Other income                                           1,935     1,298     5,387     4,727
                                                    --------  --------  --------  --------
     Total Noninterest Income                         30,975    40,868    95,247   103,098

Noninterest Expense
Salaries and employee benefits                        32,602    31,434    95,475    96,855
Services and fees                                      9,190     7,806    26,415    23,696
Equipment expense                                      3,799     3,721    11,122    11,104
Net occupancy - premises                               4,043     3,395    10,773     9,541
Other expense                                          7,288     7,325    21,273    21,119
                                                    --------  --------  --------  --------
     Total Noninterest Expense                        56,922    53,681   165,058   162,315
                                                    --------  --------  --------  --------
Income Before Income Taxes                            42,815    49,247   134,103   134,580
Income taxes                                          14,728    16,829    46,242    46,514
                                                    --------  --------  --------  --------
Net Income                                          $ 28,087  $ 32,418  $ 87,861  $ 88,066
                                                    ========  ========  ========  ========

Earnings Per Share
     Basic                                          $   0.49  $   0.55  $   1.51  $   1.49
                                                    ========  ========  ========  ========
     Diluted                                        $   0.48  $   0.55  $   1.51  $   1.48
                                                    ========  ========  ========  ========
Dividends Per Share                                 $ 0.1900  $ 0.1650  $ 0.5700  $ 0.4950
                                                    ========  ========  ========  ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                             2004        2003
                                                           --------    --------

Balance, January 1,                                        $689,573    $679,534
Comprehensive income:
     Net income per consolidated statements of income        87,861      88,066
     Net change in fair value of securities available
       for sale, net of tax                                   1,055     (10,325)
     Net change in fair value of cash flow hedges,
       net of tax                                                 -       2,966
                                                           --------    --------
          Comprehensive income                               88,916      80,707
Cash dividends paid                                         (33,066)    (29,229)
Common stock issued, long-term incentive plan                 1,602       1,995
Compensation expense, long-term incentive plan                  748         266
Repurchase and retirement of common stock                   (13,539)    (51,175)
                                                           --------    --------
Balance, September 30,                                     $734,234    $682,098
                                                           ========    ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                            2004        2003
                                                         ----------  ----------
Operating Activities
Net income                                               $   87,861  $   88,066
Adjustments to reconcile net income to net cash provided
      by operating activities:
        Provision for loan losses                             3,916       7,420
        Depreciation and amortization/impairment             18,633      28,032
        Net amortization of securities                       15,955      13,886
        Securities gains                                        (21)    (12,226)
        Gains on sales of loans                              (5,152)    (14,715)
        Deferred income tax provision                         5,040         977
        Proceeds from sales of loans                        640,000   1,217,389
        Purchases and originations of loans held for sale  (631,829) (1,176,419)
        Net increase in intangible assets                    (8,652)    (17,586)
        Net decrease (increase) in other assets               1,516      (6,876)
        Net increase in other liabilities                     8,132         689
        Other operating activities, net                          20         (54)
                                                         ----------  ----------
Net cash provided by operating activities                   135,419     128,583

Investing Activities
Proceeds from calls and maturities of securities
    held to maturity                                         31,094     429,647
Proceeds from calls and maturities of securities
    available for sale                                      369,786     349,382
Proceeds from sales of securities available for sale              -     267,895
Purchases of securities held to maturity                       (103)     (3,978)
Purchases of securities available for sale                 (366,099) (1,127,658)
Net decrease (increase) in federal funds sold and
    securities purchased under reverse repurchase
    agreements                                               21,422     (35,543)
Net increase in loans                                      (223,257)   (218,389)
Purchases of premises and equipment                         (12,218)     (5,964)
Proceeds from sales of premises and equipment                   462       1,287
Proceeds from sales of other real estate                      5,070       4,510
Net cash received (paid) in business combinations             4,622     (69,802)
                                                         ----------  ----------
Net cash used in investing activities                      (169,221)   (408,613)

Financing Activities
Net increase in deposits                                     34,170     100,839
Net decrease  in federal funds purchased and
    securities sold under repurchase agreements             (73,649)   (130,268)
Net increase in other borrowings                             58,573     315,220
Cash dividends                                              (33,066)    (29,229)
Proceeds from the exercise of stock options                   1,602       1,995
Repurchase and retirement of common stock                   (13,539)    (51,175)
                                                         ----------  ----------
Net cash (used in) provided by financing activities         (25,909)    207,382
                                                         ----------  ----------
Decrease in cash and cash equivalents                       (59,711)    (72,648)
Cash and cash equivalents at beginning of period            333,096     357,427
                                                         ----------  ----------
Cash and cash equivalents at end of period               $  273,385  $  284,779
                                                         ==========  ==========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2003 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS

On November 2, 2004, Trustmark announced the signing of an agreement in which Fisher-Brown, Inc. would become a wholly owned subsidiary of Trustmark National Bank. Founded in 1911, Fisher-Brown is the leading general lines insurance agency in Northwest Florida, providing a broad spectrum of risk management products to businesses and individuals in Northwest Florida. With annual revenues of $16 million, Fisher-Brown is headquartered in Pensacola, Florida and has offices in Milton, Mary Esther, Destin and Panama City, Florida. The transaction, which is subject to due diligence, is expected to close in the fourth quarter of 2004.

On March 12, 2004, Trustmark acquired five branches of Allied Houston Bank in a business combination accounted for by the purchase method of accounting. In connection with the transaction, Trustmark acquired approximately $148.1 million in assets and assumed $161.7 million in deposits and other liabilities for a $10 million deposit premium. Assets consisted of $145.9 million of selected loans, $585 thousand in premises and equipment and $1.6 million in other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $6.4 million discount, consisting of a discount for general credit risk of $7.3 million offset by a market valuation premium of $862 thousand. Included in the credit risk discount of $7.3 million was a specific amount for nonaccrual loans of $1.7 million. Subsequent to the purchase date, the unpaid principal for these nonaccrual loans was written down to net realizable value against the recorded discount. Excess cost over tangible net assets acquired totaled $15.7 million, of which $426 thousand and $15.3 million have been allocated to identifiable intangibles (core deposits) and goodwill, respectively. Trustmark's financial statements include the results of operations for this acquisition from the merger date. The pro forma impact of this acquisition on Trustmark's results of operations is insignificant.

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

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following:

                                                     September 30,  December 31,
                                                         2004           2003
                                                     ------------   ------------
Real estate loans:
   Construction and land development                 $    496,937   $    406,257
   Secured by 1-4 family residential properties         1,808,966      1,663,915
   Secured by nonfarm, nonresidential properties          885,813        858,708
   Other                                                  142,028        156,524
Loans to finance agricultural production                   41,789         30,815
Commercial and industrial                                 859,156        787,094
Consumer                                                  793,447        787,316
Obligations of states and political subdivisions          179,821        173,296
Other loans                                                75,996         56,127
                                                     ------------   ------------
   Loans                                                5,283,953      4,920,052
   Less allowance for loan losses                          74,179         74,276
                                                     ------------   ------------
      Net loans                                      $  5,209,774   $  4,845,776
                                                     ============   ============


The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

                                                             Nine Months Ended
                                                               September 30,
                                                             ------------------
                                                               2004      2003
                                                             --------  --------
Balance at beginning of year                                 $ 74,276  $ 74,771
Provision charged to expense                                    3,916     7,420
Loans charged off                                             (10,950)  (14,675)
Recoveries                                                      6,937     6,970
                                                             --------  --------
Net charge-offs                                                (4,013)   (7,705)
                                                             --------  --------
Balance at end of period                                     $ 74,179  $ 74,486
                                                             ========  ========

At September 30, 2004 and 2003, the carrying amounts of nonaccrual loans were $27.1 million and $26.9 million, respectively. Included in these nonaccrual loans at September 30, 2004 and 2003, are loans that are considered to be impaired, which totaled $20.8 million and $19.6 million, respectively. At September 30, 2004, the total allowance for loan losses related to impaired loans was $7.0 million compared with $6.1 million at September 30, 2003. The average carrying amounts of impaired loans during the third quarter of 2004 and 2003 were $20.3 million and $20.4 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three and nine month periods ended September 30, 2004 and 2003.

NOTE 4 - MORTGAGE BANKING

At September 30, 2004 and December 31, 2003, the carrying amount of mortgage servicing rights are as follows ($ in thousands):

                                                    September 30,  December 31,
                                                        2004           2003
                                                    ------------   ------------
Mortgage Servicing Rights                           $     58,990   $     65,574
Valuation Allowance                                       (7,791)       (15,867)
                                                    ------------   ------------
    Mortgage Servicing Rights, net                  $     51,199   $     49,707
                                                    ============   ============

Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights are retained, Trustmark allocated the cost of the loan and the servicing right based on their relative fair values. Mortgage servicing rights are amortized over the estimated period of the related new servicing income. At September 30, 2004, Trustmark serviced $3.4 billion in mortgage loans for others.

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

NOTE 5 - DEPOSITS

At September 30, 2004 and December 31, 2003, deposits consisted of the following ($ in thousands):

                                                     September 30,  December 31,
                                                         2004           2003
                                                     ------------   ------------
DDA, NOW, MMDA                                       $  2,597,592   $  2,543,694
Savings                                                   867,618        828,256
Time                                                    1,822,321      1,717,509
                                                     ------------   ------------
    Total deposits                                   $  5,287,531   $  5,089,459
                                                     ============   ============

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


                                                   Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                   ------------------    ------------------
                                                    2004       2003       2004       2003
                                                   -------    -------    -------    -------
Net income, as reported                            $28,087    $32,418    $87,861    $88,066
Add:  Total stock-based employee compensation
    expense reported in net income, net of taxes       187         84        462        164
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                           (459)      (439)    (1,274)    (1,227)
                                                   -------    -------    -------    -------
Pro forma net income                               $27,815    $32,063    $87,049    $87,003
                                                   =======    =======    =======    =======
Earnings per share:
  As reported
     Basic                                         $  0.49    $  0.55    $  1.51    $  1.49
     Diluted                                          0.48       0.55       1.51       1.48

  Pro forma
     Basic                                         $  0.48    $  0.55    $  1.50    $  1.47
     Diluted                                          0.48       0.54       1.49       1.46

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

At September 30, 2004, the maximum potential amount of future payments Trustmark could be required to make under its standby letters of credit was $94.7 million, which also represented the maximum credit risk associated with these commitments. This amount consisted primarily of commitments with maturities of less than three years. These standby letters of credit have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2004, the fair value of collateral held was $22.9 million.

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

The following table presents information regarding net periodic pension costs for the nine months ended September 30, 2004 and 2003 ($ in thousands):

                                                                 2004     2003
                                                                ------   ------
Service cost                                                    $1,228   $1,928
Interest cost                                                    3,169    3,427
Expected return on plan assets                                  (3,755)  (4,136)
Amortization of prior service cost                                 (65)     182
Recognized net loss due to early retirement                          -    2,378
Recognized net actuarial loss                                      892        -
                                                                ------   ------
    Net Periodic Benefit Cost                                   $1,469   $3,779
                                                                ======   ======

The table above shows the recognized net loss due to early retirement of $2.378 million, resulting from a voluntary early retirement program announced by Trustmark in February 2003. This program was offered to associates age 58 and above with ten years or more of service and was accepted by 116 associates, or 4.75% of Trustmark's workforce.

The acceptable range of contributions to the plan is determined each year by the plan's actuary as of the measurement date, which is October 31st. Trustmark's minimum required contribution for the current year is zero; however, Trustmark's Management and Board of Directors approved a contribution of $11 million, which was made in October 2004.


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

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                             ---------------------   ----------------------
                                                2004        2003        2004        2003
                                             ----------  ----------  ----------  ----------
Basic                                        57,809,762  58,626,951  58,043,557  59,214,354
Dilutive shares (related to stock options)      304,558     271,346     289,964     191,656
                                             ----------  ----------  ----------  ----------
Diluted                                      58,114,320  58,898,297  58,333,521  59,406,010
                                             ==========  ==========  ==========  ==========

NOTE 10 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $37.4 million and $45.3 million during the nine months ended September 30, 2004 and 2003, respectively. Interest paid on deposit liabilities and other borrowings totaled $62.4 million in the first nine months of 2004 and $70.8 million in the first nine months of 2003. For the nine months ended September 30, 2004 and 2003, noncash transfers from loans to foreclosed properties were $3.8 million and $4.4 million, respectively. Assets acquired during the first quarter of 2004 as a result of the Allied Houston business combination totaled $148.1 million, while liabilities assumed totaled $161.7 million. During the first nine months of 2004, $175.0 million of long-term FHLB advances were transferred to short-term borrowings compared with net transfers of $42.3 million in the first nine months of 2003.

NOTE 11 - RECENT PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 03-1 "The Meaning of Other-than-Temporary and its Application to Certain Investments". EITF 03-1 requires an evaluation of investment securities to determine if impairment is "other-than-temporary". If impairment is deemed to be other-than-temporary based on certain criteria, an impairment loss equal to the difference between the investment's cost and its fair value is recognized. EITF 03-1 also requires additional disclosure related to unrealized losses. The disclosure requirements of EITF 03-1 are effective for annual reporting periods ending after June 15, 2004. The impairment requirements of EITF 03-1 are currently delayed pending clarification.

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

The following table discloses financial information by reportable segment for the periods ended September 30, 2004 and 2003. The prior period has been restated to conform with the current period presentation.

Trustmark Corporation
Segment Information
($ in thousands)

                                    General
                                    Banking    Wealth Mgt  Insurance     Admin
                                    Division    Division    Division    Division      Total
                                   ----------  ----------  ----------  ----------  ----------
For the three months ended
September 30, 2004
--------------------------
Net interest income
   from external customers         $   60,452  $    1,174  $        -  $    8,297  $   69,923
Internal funding                         (756)        (85)          -         841           -
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                    59,696       1,089           -       9,138      69,923
Provision for loan losses               1,143          20           -          (2)      1,161
                                   ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses           58,553       1,069           -       9,140      68,762
Noninterest income                     19,973       5,179       5,201         622      30,975
Noninterest expense                    40,267       4,603       3,718       8,334      56,922
                                   ----------  ----------  ----------  ----------  ----------
Income before income taxes             38,259       1,645       1,483       1,428      42,815
Income taxes                           13,174         597         576         381      14,728
                                   ----------  ----------  ----------  ----------  ----------
Segment net income                 $   25,085  $    1,048  $      907  $    1,047  $   28,087
                                   ==========  ==========  ==========  ==========  ==========

Selected Financial Information
   Average assets                  $5,861,478  $  100,582  $   28,262  $2,298,878  $8,289,200
   Depreciation and
      amortization/impairment      $    8,282  $      132  $       39  $      989  $    9,442


For the three months ended
September 30, 2003
--------------------------
Net interest income
   from external customers         $   55,787  $    1,149  $        -  $    6,895  $   63,831
Internal funding                        7,473         234           -      (7,707)          -
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                    63,260       1,383           -        (812)     63,831
Provision for loan losses               1,709          61           -           1       1,771
                                   ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses           61,551       1,322           -        (813)     62,060
Noninterest income                     28,725       5,222       6,922          (1)     40,868
Noninterest expense                    43,238       4,825       4,033       1,585      53,681
                                   ----------  ----------  ----------  ----------  ----------
Income before income taxes             47,038       1,719       2,889      (2,399)     49,247
Income taxes                           16,364         617       1,159      (1,311)     16,829
                                   ----------  ----------  ----------  ----------  ----------
Segment net income                 $   30,674  $    1,102  $    1,730  $   (1,088) $   32,418
                                   ==========  ==========  ==========  ==========  ==========

Selected Financial Information
   Average assets                  $5,333,992  $   94,251  $   28,712  $2,042,515  $7,499,470
   Depreciation and
      amortization/impairment      $      527  $      100  $       31  $    1,049  $    1,707

Trustmark Corporation
Segment Information
($ in thousands)

                                    General
                                    Banking    Wealth Mgt  Insurance     Admin
                                    Division    Division    Division    Division      Total
                                   ----------  ----------  ----------  ----------  ----------
For the nine months ended
September 30, 2004
-------------------------
Net interest income
   from external customers         $  174,067  $    3,377  $        -  $   30,386  $  207,830
Internal funding                           82        (260)          -         178           -
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                   174,149       3,117           -      30,564     207,830
Provision for loan losses               4,287          (7)          -        (364)      3,916
                                   ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses          169,862       3,124           -      30,928     203,914
Noninterest income                     66,934      15,329      12,703         281      95,247
Noninterest expense                   120,512      13,472       8,844      22,230     165,058
                                   ----------  ----------  ----------  ----------  ----------
Income before income taxes            116,284       4,981       3,859       8,979     134,103
Income taxes                           40,249       1,827       1,449       2,717      46,242
                                   ----------  ----------  ----------  ----------  ----------
Segment net income                 $   76,035  $    3,154  $    2,410  $    6,262  $   87,861
                                   ==========  ==========  ==========  ==========  ==========

Selected Financial Information
   Average assets                  $5,708,616  $   98,814  $   19,799  $2,326,942  $8,154,171
   Depreciation and
      amortization/impairment      $   15,279  $      359  $      107  $    2,888  $   18,633


For the nine months ended
September 30, 2003
-------------------------
Net interest income
   from external customers         $  162,742  $    3,587  $        -  $   34,888  $  201,217
Internal funding                       19,003         212           -     (19,215)          -
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                   181,745       3,799           -      15,673     201,217
Provision for loan losses               7,011          39           -         370       7,420
                                   ----------  ----------  ----------  ----------  ----------
Net interest income after
   provision for loan losses          174,734       3,760           -      15,303     193,797
Noninterest income                     63,409      14,905      13,992      10,792     103,098
Noninterest expense                   128,890      13,551       8,798      11,076     162,315
                                   ----------  ----------  ----------  ----------  ----------
Income before income taxes            109,253       5,114       5,194      15,019     134,580
Income taxes                           38,123       1,864       2,130       4,397      46,514
                                   ----------  ----------  ----------  ----------  ----------
Segment net income                 $   71,130  $    3,250  $    3,064  $   10,622  $   88,066
                                   ==========  ==========  ==========  ==========  ==========

Selected Financial Information
   Average assets                  $5,182,819  $   93,180  $   19,623  $2,017,808  $7,313,430
   Depreciation and
      amortization/impairment      $   24,177  $      310  $       67  $    3,478  $   28,032

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

Basic earnings per share were $0.49 for the third quarter of 2004, which resulted from net income of $28.1 million. Included in the results for the third quarter of 2004 is a non-cash after-tax charge of $1.9 million, or $0.033 per share, for impairment of the Company's home mortgage servicing portfolio related to declines in long-term interest rates during the quarter. In the third quarter of 2003, basic earnings per share were $0.55 and included a reversal of previously recorded mortgage servicing impairment charges, which increased the quarter's after-tax net income by $3.1 million, or $0.052 per share. Net income for the nine months ended September 30, 2004, totaled $87.9 million, compared with $88.1 million for the nine months ended September 30, 2003. Basic earnings per share were $1.51 for the first nine months of 2004, an increase of 1.3% when compared with $1.49 for the same period in 2003. Diluted earnings per share for the first nine months of 2004 were $1.51, an increase of 2.0% compared with $1.48 for the first nine months of 2003.

Management utilizes certain financial ratios to gauge Trustmark's performance. Trustmark achieved a return on average assets of 1.35% and a return on average equity of 15.26% for the three months ended September 30, 2004. These compared with ratios of 1.71% for return on average assets and 19.03% for return on average equity for the three months ended September 30, 2003. For the nine months ended September 30, 2004, Trustmark achieved a return on average assets of 1.44% and a return on average equity of 16.34%. These compare to a return on average assets of 1.61% and a return on average equity of 17.58% for the same period in 2003.

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

Business Combinations

On November 2, 2004, Trustmark announced the signing of an agreement in which Fisher-Brown, Inc. would become a wholly owned subsidiary of Trustmark National Bank. Founded in 1911, Fisher-Brown is the leading general lines insurance agency in Northwest Florida, providing a broad spectrum of risk management products to businesses and individuals in Northwest Florida. With annual revenues of $16 million, Fisher-Brown is headquartered in Pensacola, Florida and has offices in Milton, Mary Esther, Destin and Panama City, Florida. The transaction, which is subject to due diligence, is expected to close in the fourth quarter of 2004.

During March 2004, Trustmark completed its entry into the dynamic Houston, Texas, market with the purchase of five branches of Allied Houston Bank. These offices, with loans of $145.9 million and deposits and other liabilities of $161.7 million, are located in one of Houston's most attractive areas. In August 2003, Trustmark completed its expansion into Florida's vibrant Emerald Coast market with the purchase of seven branches of The Banc Corporation. The Emerald Coast branches, with $224.3 million in loans and $209.2 million in deposits and other liabilities, are located in thriving areas and well positioned for additional growth. Strategic acquisitions, which enhance internal growth, will continue to be an important component of Trustmark's strategic plan. Trustmark's financial statements include the results of operations for the above purchase business combinations from the respective merger dates. The pro forma impact of these acquisitions on Trustmark's results of operations is immaterial. Please see the notes to the consolidated financial statements for further details concerning these acquisitions.

Results of Operations

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The Yield/Rate Analysis Table on pages 18 and 19 shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

Yield/Rate Analysis Table
($ in thousands)

                                                                For the Three Months Ended September 30,
                                                    ---------------------------------------------------------------
                                                                 2004                             2003
                                                    ------------------------------   ------------------------------
                                                      Average               Yield/    Average                Yield/
                                                      Balance    Interest    Rate     Balance     Interest    Rate
                                                    ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
        purchased under reverse
        repurchase agreements                       $   30,574   $    120    1.56%   $   20,535   $     60    1.16%
    Securities - taxable                             1,967,154     16,162    3.27%    1,757,429     12,065    2.72%
    Securities - nontaxable                            156,955      2,961    7.51%      154,781      3,005    7.70%
    Loans, including loans held for sale             5,386,084     75,711    5.59%    4,933,252     72,049    5.79%
                                                    ----------   --------            ----------   --------
    Total interest-earning assets                    7,540,767     94,954    5.01%    6,865,997     87,179    5.04%
Cash and due from banks                                334,298                          282,239
Other assets                                           488,363                          426,066
Allowance for loan losses                              (74,228)                         (74,832)
                                                    ----------                       ----------
        Total Assets                                $8,289,200                       $7,499,470
                                                    ==========                       ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                       $4,006,694     13,547    1.35%   $3,645,418     14,167    1.54%
    Federal funds purchased and
        securities sold under
        repurchase agreements                          966,420      3,243    1.33%      929,774      2,269    0.97%
    Borrowings                                       1,241,519      6,179    1.98%      918,984      4,918    2.12%
                                                    ----------   --------            ----------   --------
        Total interest-bearing liabilities           6,214,633     22,969    1.47%    5,494,176     21,354    1.54%
                                                                 --------                         --------
Noninterest-bearing demand deposits                  1,262,756                        1,260,135
Other liabilities                                       79,427                           69,231
Shareholders' equity                                   732,384                          675,928
                                                    ----------                       ----------
        Total Liabilities and
            Shareholders' Equity                    $8,289,200                       $7,499,470
                                                    ==========                       ==========
        Net Interest Margin                                        71,985    3.80%                  65,825    3.80%

Less tax equivalent adjustment                                      2,062                            1,994
                                                                 --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                                $ 69,923                         $ 63,831
                                                                 ========                         ========

Net interest income-FTE for the three-month and nine-month periods of 2004 increased $6.2 million, or 9.4%, and $6.7 million, or 3.2%, respectively, when compared to the same periods of 2003. Excluding the business combinations with Emerald Coast and Allied Houston, net interest income - FTE increased $1.2 million, or 1.9% for the three months ended September 30, 2004, and decreased $6.5 million, or 3.1%, for the nine-month period ended September 30, 2004.

Yield/Rate Analysis Table
($ in thousands)

                                                                For the Nine Months Ended September 30,
                                                    ---------------------------------------------------------------
                                                                 2004                             2003
                                                    ------------------------------   ------------------------------
                                                      Average               Yield/    Average                Yield/
                                                      Balance    Interest    Rate     Balance     Interest    Rate
                                                    ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
        purchased under reverse
        repurchase agreements                       $   24,005   $    226    1.26%   $   27,063   $    236    1.17%
    Securities - taxable                             1,982,676     47,183    3.18%    1,728,241     50,610    3.92%
    Securities - nontaxable                            158,912      9,058    7.61%      157,416      9,282    7.88%
    Loans, including loans held for sale             5,246,443    221,082    5.63%    4,765,364    216,009    6.06%
                                                    ----------   --------            ----------   --------
    Total interest-earning assets                    7,412,036    277,549    5.00%    6,678,084    276,137    5.53%
Cash and due from banks                                336,210                          296,854
Other assets                                           480,195                          413,530
Allowance for loan losses                              (74,270)                         (75,038)
                                                    ----------                       ----------
        Total Assets                                $8,154,171                       $7,313,430
                                                    ==========                       ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                       $4,036,538     40,259    1.33%   $3,617,219     45,882    1.70%
    Federal funds purchased and
        securities sold under
        repurchase agreements                          917,772      7,503    1.09%      965,417      8,096    1.12%
    Borrowings                                       1,150,630     15,663    1.82%      788,852     14,681    2.49%
                                                    ----------   --------            ----------   --------
        Total interest-bearing liabilities           6,104,940     63,425    1.39%    5,371,488     68,659    1.71%
                                                                 --------                         --------
Noninterest-bearing demand deposits                  1,267,936                        1,206,457
Other liabilities                                       63,134                           65,587
Shareholders' equity                                   718,161                          669,898
                                                    ----------                       ----------
        Total Liabilities and
            Shareholders' Equity                    $8,154,171                       $7,313,430
                                                    ==========                       ==========
        Net Interest Margin                                       214,124    3.86%                 207,478    4.15%

Less tax equivalent adjustment                                      6,294                            6,261
                                                                 --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                                $207,830                         $201,217
                                                                 ========                         ========

Interest income-FTE for the third quarter of 2004 increased $7.8 million, or 8.9%, when compared to the third quarter of 2003 and $3.1 million, or 3.4%, when compared to the second quarter of 2004. Interest and fees on loans were positively impacted by increases in short-term rates based on changes made by the Federal Reserve Bank during the third quarter while interest earned on the securities portfolio benefited from the slow-down in mortgage refinancing in response to higher long-term interest rates during the second quarter of 2004. In reaction, prepayments of mortgage-backed securities have slowed and reduced the acceleration of premium amortization on these investments that had negatively affected interest income during the second quarter of 2004. In addition, interest income-FTE has been positively impacted by an increase in average earning assets of $674.8 million, or 9.8%, when the third quarter of 2004 is compared with the third quarter of 2003. Without the Emerald Coast and Allied Houston branch purchases, the increase in average interest-earning assets for the third quarter of 2004 is $249.4 million, or 3.6%. When compared with the second quarter of 2004, average-earning assets for the third quarter of 2004 increased $47.9 million, or 0.6%. In this comparison, loan growth increased $97.8 million, or 1.8%, while securities decreased $56.3 million, or 2.6%. During the third quarter, Trustmark utilized the liquidity provided by maturing investments to reduce its reliance on wholesale funding which helped mitigate the exposure to the increase in short-term rates. As a result of these actions, the yield on earning assets for the third quarter of 2004 was lower than that experienced during the same period of 2003 (5.01% versus 5.04%), however, this yield increased by 8 basis points (from 4.93%) when compared to the second quarter of 2004.

Increases in short-term rates also had an impact on interest expense during the third quarter of 2004. Interest expense increased $1.6 million, or 7.6%, when compared to the third quarter of 2003 and $2.8 million, or 13.7%, when compared to the second quarter of 2004. A greater reliance on wholesale funding, including federal funds purchased, securities sold under repurchase agreements and Federal Home Loan Bank (FHLB) advances, during the third quarter of 2004 was necessary in order to compensate for reduced funding from deposits. This is illustrated by the increase in wholesale funding products of $129.4 million when the third quarter of 2004 is compared with the second quarter of 2004, which offset a decline of $101.9 million in interest-bearing deposits during the same time period. While the cost of interest-bearing liabilities for the third quarter of 2004 was lower than that experienced during the same period of 2003 (1.47% versus 1.54%), it had increased by 16 basis points (from 1.31%) when compared to the second quarter of 2004.

The combination of these factors resulted in no change in the NIM for the third quarter of 2004 (3.80%) when compared to the same quarter of 2003 and a decrease of 4 basis points (from 3.84%) when compared to the second quarter of 2004.

Provision for Loan Losses
Trustmark's provision for loan losses totaled $1.2 million and $3.9 million, respectively, for the three and nine months ended September 30, 2004, compared with $1.8 million and $7.4 million, respectively, for the same periods in 2003. During the nine months ended September 30, 2004, the provision for loan losses equaled 97.6% of net charge-offs compared with 96.3% in the prior year period. As a percentage of average loans, the provision was 0.10% for the first nine months of 2004 compared with 0.21% for the first nine months of 2003.

The provision for loan losses reflects Management's assessment of the adequacy of the allowance for loan losses to absorb probable losses inherent in the loan portfolio. The amount of provision for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, Management's assessment of loan portfolio quality, the value of collateral and expected economic conditions. Based on recent improvements in economic conditions in both national and local markets, increased diversification of the loan portfolio from a geographic and product standpoint and continued improvement in both underwriting and oversight of loan processes, Management feels that the current provision for loan losses for the three and nine month periods ending September 30, 2004 is sufficient to maintain the allowance for loan losses at an appropriate reserve level for present and potential risk exposure.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $95.2 million in the first nine months of 2004 compared with $103.1 million in the first nine months of 2003. NII represented 26.0% of total revenues in the first nine months of 2004 versus 27.6% in the first nine months of 2003. The comparative components of noninterest income for the nine-month periods ended September 30, 2004 and 2003 are shown in the accompanying table. Noninterest income contributed by the Emerald Coast and Allied Houston branch purchases during 2004 is considered immaterial.

Noninterest Income
($ in thousands)
                                           Nine Months Ended
                                              September 30,
                                          ------------------
                                            2004      2003    $ Change  % Change
                                          --------  --------  --------  --------
Service charges on deposit accounts       $ 42,295  $ 40,054  $  2,241      5.6%
Wealth management                           15,054    14,616       438      3.0%
Retail banking - other                      13,495    13,826      (331)    -2.4%
Insurance commissions                       12,728    14,050    (1,322)    -9.4%
Mortgage banking                             6,267     3,599     2,668     74.1%
Securities gains                                21    12,226   (12,205)   -99.8%
Other income                                 5,387     4,727       660     14.0%
                                          --------  --------  --------  --------
     Total Noninterest Income             $ 95,247  $103,098  $ (7,851)    -7.6%
                                          ========  ========  ========  ========

The single largest component of noninterest income continues to be service charges for deposit products and services, which increased 5.6% in the first nine months of 2004 over the same period in 2003. The growth in services charges for 2004 is primarily attributed to an increase in fees charged for NSF and overdrafts combined with increased transaction volumes when compared with the same time period in 2003.

Wealth management income was $15.1 million for the first nine months of 2004, an increase of $438 thousand when compared with the same period of 2003. Wealth management consists of all income related to trust and advisory services, including income generated from Trustmark Securities, Inc. and Trustmark Investment Advisors, Inc. Recent improvements in the performance of the capital markets positively impacted growth in this area. Increases in fees related to trust and investment services were offset by a decrease in income derived from annuities during the period. In addition, further integration of the Wealth Management Division into Trustmark's Florida and Tennessee markets has begun to impact income as well. Trustmark's assets under administration decreased by approximately $800 million during the third quarter of 2004 as a result of the finalization of a corporate bankruptcy, which eliminated promissory notes held in a custodial relationship. Wealth management fees related to this relationship were immaterial. At September 30, 2004, Trustmark held assets under administration of $6.1 billion and remained one of the largest providers of asset management services in Mississippi.

Retail banking - other income totaled $13.5 million in the first nine months of 2004, a decrease of $331 thousand, or 2.4%, when compared with the same period in 2003. Retail banking - other income consists primarily of ATM fees, fees from the sale of checks, bank card fees and safe deposit box fees. The primary factor in the decrease is bank card fees, which has been negatively impacted by changes in the pricing of interchange fees.

Mortgage banking income was $6.3 million for the nine months ended September 30, 2004, compared to $3.6 million for the same period of 2003. As shown in the accompanying table, mortgage banking income primarily includes mortgage servicing fees, gain on sale of mortgage loans, amortization and impairment of mortgage servicing rights, guaranty fees and the valuation adjustment on fair value hedges used in conjunction with the mortgage servicing portfolio. For the nine months ended September 30, 2004, the primary factor for the increase in mortgage banking income is a reduction in amortization and impairment of mortgage servicing rights. During the first nine months of 2004, amortization expense for mortgage servicing rights was $9.1 million. For the same period in 2003, amortization expense for mortgage servicing rights was $11.6 million. During the first nine months of 2004, Trustmark recognized a $1.5 million recovery of impairment charges. During the same period of 2003, impairment charges of $5.0 million were recognized. While impairment charges increased in the third quarter of 2004, rising interest rates in the second quarter of 2004 stabilized impairment and reduced the impairment of mortgage servicing rights for the nine months ended September 30, 2004. Future changes in amortization and impairment of mortgage servicing rights will continue to be closely tied to fluctuations in long-term mortgage rates. Offsetting improvements in amortization and impairment of mortgage servicing rights were a reduction in gains on sales of mortgage loans, which totaled $3.9 million during the first nine months of 2004 compared to $12.6 million for the same period of 2003, a decrease of $8.7 million. The overall total of loan sales from secondary marketing activities declined from $1.202 billion in the first nine months of 2003 to $636.0 million in the first nine months of 2004 as a sporadic rate environment affected both the pricing of loans as well as the consumer demand.

The following table illustrates the components of mortgage banking included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
                                                              Nine Months Ended
                                                                September 30,
                                                              -----------------
                                                                2004      2003
                                                              -------   -------
Mortgage servicing income                                     $12,612   $12,652
Mortgage guaranty fees                                         (3,302)   (3,454)
                                                              -------   -------
   Mortgage servicing, net                                      9,310     9,198
Amortization of mortgage
   servicing rights                                            (9,076)  (11,621)
Recovery (impairment) of
   mortgage servicing rights, net                               1,516    (4,999)
Gain on sales of loans                                          3,926    12,602
Other, net                                                        591    (1,581)
                                                              -------   -------
   Mortgage banking                                           $ 6,267   $ 3,599
                                                              =======   =======

Securities gains totaled $21 thousand during the first nine months of 2004 compared with $12.2 million during the first nine months of 2003. During the first nine months of 2003, significant price changes in certain available for sale (AFS) portfolio securities enabled Trustmark to sell securities with a total fair value of $290.1 million, which provided the opportunity to restructure a portion of the portfolio to reduce price volatility in an extremely low interest rate cycle. Management considers the investment portfolio as an integral tool in the management of interest rate risk.

Noninterest Expense
Trustmark's noninterest expense increased $2.7 million, or 1.7%, in the first nine months of 2004 to $165.1 million, compared with $162.3 million in the first nine months of 2003. Excluding the Emerald Coast and Allied Houston branch purchases, noninterest expense for the nine months ended September 30, 2004 would total $159.5 million. Noninterest expenses for the first nine months of 2003 include $6.3 million associated with Trustmark's voluntary early retirement program. If this were eliminated, noninterest expenses for the first nine months of 2003 would total $156.0 million. Eliminating these adjustments, noninterest expense for the first nine months of 2004 increased $3.5 million, or 2.2% when compared to the same time period in 2003. Management continues to consider expense control a major component of improving shareholder value. The comparative components of noninterest expense for the nine months ended September 30, 2004 and 2003 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
                                        Nine Months Ended
                                          September 30,
                                       ------------------
                                         2004       2003     $ Change   % Change
                                       --------   --------   --------   --------
Salaries and employee benefits         $ 95,475   $ 96,855   $ (1,380)     -1.4%
Services and fees                        26,415     23,696      2,719      11.5%
Equipment expense                        11,122     11,104         18       0.2%
Net occupancy - premises                 10,773      9,541      1,232      12.9%
Other expense                            21,273     21,119        154       0.7%
                                       --------   --------   --------
     Total Noninterest Expense         $165,058   $162,315   $  2,743       1.7%
                                       ========   ========   ========

Salaries and employee benefits, the largest category of noninterest expense, decreased $1.4 million, or 1.4%, in the first nine months of 2004 to $95.5 million, compared with $96.9 million in the same time period in 2003. Excluding the Emerald Coast and Allied Houston branch purchases, salaries and employee benefits for the nine months ended September 30, 2004 would total $92.0 million. Salaries and employee benefits for the first nine months of 2003 include $6.3 million associated with Trustmark's voluntary early retirement program, which was accepted by 116 employees, or 4.75% of the workforce. If this were eliminated, salaries and employee benefits for the first three quarters of 2003 would total $90.6 million. Eliminating these adjustments, salaries and employee benefits for the first three quarters of 2004 grew $1.4 million, or 1.5% when compared to the same time period in 2003. Trustmark's full-time equivalent employees were 2,444 and 2,365 at September 30, 2004 and 2003, respectively.

Services and fees for the first nine months of 2004 totaled $26.4 million compared to $23.7 million for the first nine months of 2003. The increase is attributed to professional and audit-related fees resulting from the implementation of requirements under the Sarbanes-Oxley Act of 2002 as well as growth in consulting and communication expense.

Net occupancy-premises expense increased $1.2 million, or 12.9%, from $9.5 million in the first nine months of 2003 to $10.8 million in the first nine months of 2004. The increase is attributable to occupancy costs associated with facilities acquired in the Emerald Coast and Allied Houston business combinations. Business combinations accounted for approximately 58% of the increase.

Income Taxes
For the nine months ended September 30, 2004, Trustmark's combined effective tax rate was 34.5%, compared with 34.6% for the first nine months of 2003. The decrease in Trustmark's effective tax rate is due to immaterial changes in various permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. With mortgage rates at historical lows, increased prepayments on mortgage loans have also provided an additional source of liquidity for Trustmark. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At September 30, 2004, these arrangements gave Trustmark approximately $1.114 billion in borrowing capacity, which approximated the level at the end of 2003. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $500.0 million in short-term advances and $355.9 million in long-term advances at September 30, 2004, compared with $300.0 million in short-term advances and $531.0 million in long-term advances at December 31, 2003. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $752.5 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At September 30, 2004, Trustmark had approximately $591.4 million available in borrowing capacity at the Discount Window from pledges of auto loans and securities, compared with $539.9 million available at December 31, 2003. In June 2002, Trustmark entered into a two-year line of credit arrangement enabling borrowings up to $50 million. When this line matured during the third quarter of 2004, Trustmark entered into a revolving credit agreement with the same lender enabling borrowings up to $50 million, subject to certain financial covenants. This agreement matures on September 30, 2006. As of September 30, 2004, Trustmark had not drawn upon this line of credit.

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

During 2002, the shareholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to authorize the issuance of up to 20 million preferred shares with no par value. The Board of Directors believes that authorizing preferred shares for potential issuance is advisable and in the best interests of Trustmark. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility. As of September 30, 2004, no such shares have been issued.

Capital Resources

At September 30, 2004, Trustmark's shareholders' equity was $734.2 million, an increase of $44.7 million, or 6.5%, from its level at December 31, 2003. This increase is primarily related to net income for the first nine months of 2004, which totaled $87.9 million and additional accumulated other comprehensive income of $1.1 million, offset by dividends of $33.1 million and common stock repurchases of $13.5 million.

Common Stock Repurchase Program
Trustmark currently has remaining authorization for the repurchase of up to 3.0 million shares of its common stock subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 21.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 18.5 million shares for $398.6 million, including 4,500 shares during the third quarter of 2004. See further discussion of the Common Stock Repurchase Program on page 31 in Part II, Item 2, "Changes in Securities and Use of Proceeds".

Dividends
Another strategy designed to enhance shareholder value has been to maintain a consistent dividend payout ratio, which is dividends per share divided by earnings per share. Dividends for the first nine months of 2004 were $ 0.57 per share, an increase of 15.2% when compared with dividends of $ 0.495 per share in the same period in 2003. Trustmark's dividend payout ratio was 37.75% for the first nine months of 2004, compared with 33.22% for the same period in 2003. During October 2004, the Board of Directors of Trustmark announced a 5.3% increase in its regular quarterly dividend to $0.20 per share from $0.19 per share. The Board declared the dividend payable on December 15 to shareholders of record as of December 1, 2004. This action raises the indicated annual dividend rate to $0.80 per share from $0.76 per share.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards, but also the well-capitalized guidelines for regulatory capital. Management believes, as of September 30, 2004, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At September 30, 2004, the most recent notification from the Office of the Comptroller of the Currency
(OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital Table
($ in thousands)

                                                               September 30, 2004
                                            ---------------------------------------------------------
                                                                                   Minimum Regulatory
                                            Actual Regulatory  Minimum Regulatory    Provision to be
                                                 Capital        Capital Required    Well Capitalized
                                            -----------------  ------------------  ------------------
                                             Amount     Ratio   Amount      Ratio   Amount      Ratio
                                            --------   ------  --------    ------  --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                    $669,178   12.12%  $441,805     8.00%         -         -
   Trustmark National Bank                   632,807   11.67%   433,699     8.00%  $542,124    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                    $600,082   10.87%  $220,903     4.00%         -         -
   Trustmark National Bank                   564,994   10.42%   216,850     4.00%  $325,274     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                    $600,082    7.36%  $244,579     3.00%         -         -
   Trustmark National Bank                   564,994    7.06%   239,936     3.00%  $399,893     5.00%

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At September 30, 2004, earning assets were $7.468 billion, or 91.6% of total assets, compared with $7.183 billion, or 90.8% of total assets at December 31, 2003, an increase of $285.2 million, or 4.0%. Excluding the Allied Houston branch purchase, earning assets totaled $7.350 billion, an increase of $167.6 million when compared with December 31, 2003.

Securities
The securities portfolio consists primarily of debt securities, which are utilized to provide Trustmark with a quality investment alternative and a stable source of interest income, as well as collateral for pledges on public deposits and repurchase agreements. Additionally, the securities portfolio is used as a tool to manage risk from movements in interest rates, to support profitability and to offset risks incurred by business units. When evaluating the performance of the securities portfolio, Management considers not only interest income but also the flexibility and liquidity provided by changes in fair value. At September 30, 2004, Trustmark's securities portfolio totaled $2.063 billion, compared to $2.112 billion at December 31, 2003, a decrease of $49.1 million, or 2.3%.

The securities portfolio is a powerful risk management tool that enables Management to control both the invested balance and the duration of securities. The estimated duration of the portfolio measured 2.04 years on September 30, 2003 primarily due to expected high cash flow levels during an environment of heavy prepayments on mortgage related securities. Since then, estimated portfolio duration was measured at 2.30 years at December 31, 2003 and September 30, 2004. Management intends to keep the portfolio near these historically low duration levels while the interest rate cycle is in a stage of lower yields.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders' equity. At September 30, 2004, AFS securities totaled $1.916 billion, which represented 92.9% of the securities portfolio, compared to $ 1.934 billion, or 91.6%, at December 31, 2003. At September 30, 2004, unrealized losses on AFS securities of $3.9 million, net of $1.5 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with losses of $ 5.6 million, net of $2.1 million in deferred income taxes, at December 31, 2003. At September 30, 2004, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2004, HTM securities totaled $147.2 million and represented 7.1% of the total portfolio, compared with $178.4 million, or 8.4%, at the end of 2003. This decline in HTM securities as a percentage of the securities portfolio should continue as Management utilizes the increased flexibility in AFS securities to manage its investment strategy.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 89% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 72.2% of earning assets at September 30, 2004, compared with 70.1% at year-end 2003. At September 30, 2004, loans totaled $5.388 billion, a 7.1% increase from its level of $5.033 billion at December 31, 2003. Adjusted loan growth was $277.8 million, or 5.5%, for the first nine months of 2004, if both the Allied Houston branch purchase and the sale of $39.6 million in student loans are excluded. Real estate lending, primarily construction and land development as well as loans secured by 1-4 family properties, continued to be positively impacted by low interest rates. In addition, commercial and industrial loans have also increased when compared to December 31, 2003, as a result of improvement in economic conditions as evidenced by growth in Corporate Lending as well as loans originating in the Trustmark's Emerald Coast branches.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at September 30, 2004 and December 31, 2003, are shown in the accompanying table.

Total nonperforming assets increased $2.1 million, or 6.9%, during the first nine months of 2004. Excluding the Allied Houston branch purchases, nonperforming assets decreased $3.3 million, or 11.2%. The allowance coverage of nonperforming loans remains strong at 274.1% at September 30, 2004, compared with 310.5% at December 31, 2003.

Nonperforming Assets
($ in thousands)
                                                     September 30,  December 31,
                                                         2004           2003
                                                     -------------  ------------
Nonaccrual and restructured loans                    $      27,062  $     23,921
Other real estate (ORE)                                      4,844         5,929
                                                     -------------  ------------
      Total nonperforming assets                     $      31,906  $     29,850
                                                     =============  ============
Accruing loans past due 90 days or more              $       7,553  $      2,606
                                                     =============  ============
Nonperforming assets/total loans and ORE                     0.59%         0.59%
                                                     =============  ============

At September 30, 2004, the allowance for loan losses was $74.2 million compared with $74.3 million at December 31, 2003. The allowance for loan losses represented 1.38% of total loans outstanding at September 30, 2004, compared to 1.48% at December 31, 2003. This decline in the allowance for loan losses to loans is directly related to the accounting treatment for the acquired loans of Allied Houston Bank. Generally accepted accounting principles provide that the purchase of selected loans be recorded at fair value net of any credit or market discounts; therefore, no specific allowance for loan losses has been recorded for the Allied Houston loans purchased. Loans purchased totaled $145.9 million, which included a $6.4 million discount; consisting of a discount for general credit risk of $7.3 million offset by a market premium of $862 thousand. As of September 30, 2004, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Net charge-offs were $4.0 million, or 0.10% of average loans, for the first nine months of 2004, compared with $7.7 million, or 0.22% of average loans, for the same period of 2003. This improvement can primarily be attributed to the continued decline in charge-offs recorded during 2004 resulting from the improvement in credit quality experienced during 2003 and 2004.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $16.3 million at September 30, 2004, a decrease of $21.4 million when compared with year-end 2003. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit, individual retirement accounts and brokered CD's. Total deposits were $5.288 billion at September 30, 2004, compared with $5.089 billion at December 31, 2003, an increase of $198.1 million, or 3.9%. Excluding the Allied Houston branch purchase, deposits increased $62.9 million, or 1.2%, when compared with December 31, 2003. Noninterest bearing deposits have decreased $86.8 million during the first nine months of 2004 due to seasonal run-offs while interest-bearing deposits have increased $284.9 million during the same time period. During 2003, Trustmark began a brokered CD program to provide additional deposit funding. At September 30, 2004, brokered CD's totaled $236.9 million, an increase of $137.9 million when compared to the end of 2003. Additional growth in interest-bearing deposits may be attributed to uncertain financial market conditions, which have lead to more growth in traditional deposit products such as interest-bearing demand deposits. Trustmark will continue to seek deposits by expanding its presence in higher growth markets and evaluating additional wholesale deposit funding sources.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $1.710 billion at September 30, 2004, an increase of $160.0 million, compared with $1.550 billion at year-end 2003. Long-term FHLB advances totaled $355.9 million at September 30, 2004, a decrease of $175.1 million from December 31, 2003. On a consolidated basis, total borrowings have decreased $15.1 million when compared to December 31, 2003.

Segment Information

Internal funding costs for both the General Banking and Administrative divisions saw significant changes when both the three and nine months ended September 30, 2004 are compared with the same periods in 2003. As part of the annual evaluation of the match-funded transfer pricing process used to assess operating segment performance, Management lowered the internal funding rate paid on transactional deposits, primarily Savings, MMDA, NOW and DDA, at the beginning of 2004. This reduction was based on a downward trend in yields and earnings generated from these deposits in recent years. The impact of this change was felt primarily in the General Banking Division where internal funding income was reduced when 2004 is compared with 2003. Additionally, the Treasury Department, included in the Administrative Division, received additional internal funding income resulting from these same changes.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At September 30, 2004 and 2003, Trustmark had commitments to extend credit of $1.344 billion and $1.131 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At September 30, 2004 and 2003, Trustmark's maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $95.5 million and $76.7 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at September 30, 2004, it is estimated that net interest income may increase 0.29%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This same simulation as of June 30, 2004 yielded a decrease in net interest income of 0.19%. This minor change in forecasted net interest income illustrates Management's strategy to mitigate Trustmark's exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position. This projection does not contemplate any additional actions Trustmark could undertake in responses to changes in interest rates. In the event of a 100 basis point decrease in interest rates (utilized in place of a 200 basis point drop scenario due to the historically low interest rate environment), it is estimated net interest income may decrease by 3.08%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2004. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. Management feels that this method for analyzing interest rate sensitivity does not provide a complete picture of Trustmark's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, repricing behavior of certain deposit products or varying interest rate scenarios. This analysis is a relatively straightforward tool that is helpful in highlighting significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. Three-month gap analysis projected at September 30, 2004, reflected a liability gap of $372 million compared with a liability gap of $470 million at May 31, 2004. One-year gap analysis projected at September 30, 2004, reflected a liability gap of $303 million compared with a liability gap of $466 million at May 31, 2004. Liability sensitivity has resulted from Trustmark's increased reliance on wholesale funding during 2004 in response to decreased funding from deposits. This scenario would indicate that Trustmark would benefit in a falling interest rate environment, however, the simulation model indicates repricing sensitivity on various deposit products is different when compared with a static gap analysis. For example, traditional core deposit products typically are slower to react to changes in interest rates when they occur.

As part of Trustmark's risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. As permitted by Statement of Financial Accounting Standards (SFAS) No. 133, during 2003 Trustmark redesignated these derivative instruments as fair value hedges. In accordance with SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case, Trustmark recognizes changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future. The market valuation balance for these fair value hedges was negative $502.6 thousand at September 30, 2004.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of September 30, 2004, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At September 30, 2004, the fair value of these contracts was $43 thousand.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. These swaps are designated as fair value hedges. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. Although this strategy exposes Trustmark somewhat to a rising rate environment, Management felt this was more economical in light of the significant prepayment charges associated with these advances. The swap contracts are tied to the maturity of five separate FHLB advances maturing between 2005 and 2006. The market valuation balance for interest rate swaps at September 30, 2004 was negative $676 thousand.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure  Controls and  Procedures
For the period ended September 30, 2004, Trustmark evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (the Principal Financial Officer). Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that Trustmark's disclosure controls and procedures were effective as of September 30, 2004.

Internal  Control over  Financial  Reporting
For the period ended September 30, 2004, there have been no changes in Trustmark's internal control over financial reporting that have materially affected or are reasonably likely to materially affect Trustmark's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended September 30, 2004, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended September 30, 2004:

                                                        Total Number of     Maximum Number
                                                       Shares Purchased   of Shares that May
                           Total Number    Average   as Part of Publicly   Yet be Purchased
                             of Shares   Price Paid    Announced Plans      Under the Plans
        Period               Purchased    Per Share      or Programs          or Programs
-------------------------  ------------  ----------  -------------------  ------------------
July 1, 2004 through
July 31, 2004                     4,500     $ 28.05                4,500           2,995,565

August 1, 2004 through
August 31, 2004                       -     $     -                    -           2,995,565

September 1, 2004 through
September 30, 2004                    -     $     -                    -           2,995,565

                           ------------              -------------------
            Total                 4,500                            4,500
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

B.  Reports on Form 8-K

1. On July 20, 2004, Trustmark filed a report on Form 8-K announcing its financial results for the period ended June 30, 2004.
2. On September 14, 2004, Trustmark filed a report on Form 8-K announcing the resignation of a member of the Board of Directors.
3. On September 16, 2004, Trustmark filed a report on Form 8-K announcing the withdrawal of its application to convert to a state-chartered member bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              TRUSTMARK CORPORATION

BY:     /s/ Richard G. Hickson                  BY:     /s/ Zach L. Wasson
        ----------------------                          ----------------------
        Richard G. Hickson                              Zach L. Wasson
        Chairman of the Board, President                Treasurer (Principal)
        & Chief Executive Officer                       Financial Officer)

DATE:   November 9, 2004                        DATE:   November 9, 2004

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