Form 10-K
period 2004-12-31
TRUSTMARK CORP
filed 2005-03-16
CIK 36146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Based on the closing sales price of January 31, 2005, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,343,226,647.

As of February 28, 2005, there were issued and outstanding 57,198,010 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Registrant's 2004 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant's Annual Meeting of Shareholders to be held May 10, 2005 (Part III).

                              TRUSTMARK CORPORATION

                                    FORM 10-K



                                      INDEX


PART I
Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II
Item 5.    Market for the Registrant's Common Equity, Related Shareholder
              Matters and Issuer Purchases of Equity Securities
Item 6.    Selected Financial Data
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure
Item 9A.   Controls and Procedures
Item 9B.   Other Information

PART III
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Shareholder Matters
Item 13.   Certain Relationships and Related Transactions
Item 14.    Principal Accountant Fees and Services

PART IV
Item 15.   Exhibits and Financial Statement Schedules

SIGNATURES

EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate, institutional and individual customers predominantly within the states of Florida, Mississippi, Tennessee and Texas.

Trustmark National Bank (TNB), Trustmark's wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through four wholly-owned subsidiaries, Trustmark Securities, Inc. (formerly Trustmark Financial Services, Inc.),
Trustmark Investment Advisors, Inc., The Bottrell Insurance Agency, Inc. (Bottrell) and Fisher-Brown, Inc. In January 2005, Trustmark established a de novo subsidiary, Trustmark Risk Management, Inc. (TRMI). TRMI commenced doing business on January 31, 2005, and engages in insurance agency activities as an agent for individual life, disability and long-term care insurance, and also as agent for the sale of fixed annuities.

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of December 31, 2004, Trustmark and its subsidiaries employed 2,598 full-time equivalent employees.

Segments

During the first quarter of 2004, Trustmark realigned its management reporting structure to include the following divisions: General Banking, Wealth Management, Insurance and Administration. The General Banking Division realigns Trustmark's former Consumer and Commercial Division into a single group. In addition, Trustmark realigned its former Investment Division into the Wealth Management Division incorporating trust, brokerage, investment advisory and private banking services under one umbrella. The Insurance Division, formerly included in the Consumer Division, represents Trustmark's retail insurance agencies that offer a diverse mix of insurance products and services. The Administration Division incorporates Trustmark's treasury function with various non-allocated corporate operations units and includes intangible assets and related amortization (except mortgage servicing rights and related amortization, which is included in the General Banking Division).

General Banking Division
The General Banking Division is responsible for all traditional banking products and services, including loans and deposits. Management of the General Banking Division is primarily coordinated through the Metro and Community Banking Group, Corporate Group, Customer Products and Services Group and Mortgage Banking.

The Metro and Community Banking Group provides a full range of consumer banking services, including checking accounts, savings programs, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities for Trustmark's 149 retail offices in Florida, Mississippi, Tennessee and Texas. Customers may access automated teller machines (ATM) through Trustmark's network of 189 ATMs in 173 locations in Florida, Mississippi, Tennessee and Texas, in addition to worldwide access through other ATM networks such as Plus, Pulse and Cirrus.

The Corporate group includes Corporate Lending, Corporate and Residential Real Estate and Corporate Services. Through these business units, the Corporate group offers specialized lending for a variety of customers, financing for commercial real estate development projects, residential real estate financing for builders, developers and individuals and cash management products to existing corporate customers and prospects, as well as the development of Internet banking for business clients.

The Customer Products and Services group provides support to the wide variety of lines of business within the bank and to the geographies in which products and services are delivered. Business units within this group include Lending Services, Relationship Management, Marketing, Delivery Services and Knowledge Management. Lending Services encompass the management of underwriting for small business and consumer loans, central document loan preparation, government loan administration and underwriting and sales of all credit card and non-card revolving credit products. In addition, the dealer services business unit coordinates the underwriting and funding for indirect automobile loans from a network of dealers throughout the Southeast. Relationship Management implements and maintains sale and services training. Marketing assists all lines of business within Trustmark through the coordination of product development, development of sales campaigns and assisting market managers by providing research and market analytics to aid in customer calling efforts. Delivery
Services manages self-service customer products such as TrustTouchWeb and TrustNetWeb; Trustmark's Internet banking products for personal and business use. Knowledge Management coordinates associate development by managing Trustmark's Corporate University, which offers both traditional classroom and on-line courses to deliver knowledge and skills to Trustmark associates.

The Mortgage Banking group provides a full complement of mortgage products through Production, Secondary Marketing and Loan Servicing working units. The Production unit is comprised of both a retail and wholesale production network. The retail production network assists individual banking customers through the origination and processing phases of mortgage application, while the wholesale production network handles the funding and insuring of loans originated through correspondent relationships. Underwriting and documentation are also handled in Production. Secondary Marketing is the process of bundling packages of mortgage loans for sale in the secondary market. Also included in this process are hedging and pricing activities which allow Trustmark to more successfully manage the interest rate and market risk associated with this activity. Loan Servicing is a significant line of business for Trustmark involving the retention of servicing rights associated with individual loans. As such, Trustmark remains the processor of payment for customers' mortgages and retains a fee for the services rendered. Specific duties include Investor/Cash Management, Escrow Processing and Default Management.

Wealth Management Division
Trustmark's Wealth Management Division has been strategically organized to serve our customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth. This division specializes in providing customized solutions for affluent customers by integrating financial services with traditional banking products and services. Wealth Management manages and administers over $7 billion in client assets by providing services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement plan services.

Several wholly-owned subsidiaries of Trustmark National Bank are included in Wealth Management. Trustmark Securities, Inc. is a full service brokerage firm registered with the National Association of Securities Dealers. Trustmark
Investment Advisors, Inc. is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Family of Mutual Funds. TRMK Risk Management, Inc. provides insurance solutions for Wealth Management clients.

Insurance Division
Trustmark's  Insurance  Division now includes two  wholly-owned  subsidiaries of
TNB: The Bottrell Insurance Agency and Fisher-Brown, Incorporated. Through Bottrell, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. With the acquisition of Chandler-Sampson Insurance Agency during 2002, Bottrell was able expand its customer base in school, medical malpractice and mid-market business insurance. In May 2004, Bottrell initiated the offering of wholesale insurance through its Frontline Underwriters department specializing in transportation risks. In December 2004, Trustmark continued to expand insurance services, as well as its presence in the Florida panhandle, with the acquisition of Fisher-Brown, Incorporated, Northwest Florida's leading insurance agency headquartered in Pensacola, with offices in Milton, Mary Esther, Destin and Panama City. Fisher-Brown operates as a full-service insurance agency, selling a broad spectrum of insurance to businesses and individuals. Fisher-Brown's approach is one of total risk management, encompassing the areas of property and liability insurance, automotive insurance, worker's compensation, professional liability, group accident and health insurance, life insurance, contract surety bonds, and personal insurance.

Administration Division
Trustmark's Administration Division includes all other activities that are not directly attributable to one of the major lines of business. The Administration Division consists of internal operations such as Human Resources, Executive Administration, Property Management and Corporate Finance. Business units include Treasury Administration, Controller's Division, Corporate Planning, Employee Relations, Employee Benefits, HR Information Systems, Compensation and Payroll.

Additional information on Trustmark's segments can be found in Note 19, "Segment Information," included in Trustmark's 2004 Annual Report to Shareholders and is incorporated herein by reference.

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

Business Combinations

On December 1, 2004, Trustmark acquired Fisher-Brown, Incorporated, northwest Florida's leading insurance agency located in Pensacola, Florida. This business combination was accounted for under the purchase method of accounting. Excess cost over tangible net assets acquired totaled $36.2 million, of which $9.3 million and $26.9 million have been allocated to identifiable intangibles and goodwill, respectively.

On March 12, 2004, Trustmark acquired five branches of Allied Houston Bank in a business combination accounted for by the purchase method of accounting. In connection with the transaction, Trustmark acquired approximately $148.1 million in assets and assumed $161.7 million in deposits and other liabilities for a $10 million deposit premium. Assets consisted of $145.9 million in loans, $585 thousand in premises and equipment and $1.6 million in other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $6.4 million discount, consisting of a discount for general credit risk of $7.3 million offset by a market valuation premium of $862 thousand. Included in the credit risk discount of $7.3 million was a specific amount for nonaccrual loans of $1.7 million. Subsequent to the purchase date, the unpaid principal for these nonaccrual loans were written down to their net realizable value against the recorded discount. Excess cost over tangible net assets acquired totaled $15.7 million, of which $426 thousand and $15.3 million have been allocated to identifiable intangibles (core deposits) and goodwill, respectively.

Forward-Looking Statements

Certain statements contained in Management's Discussion and Analysis are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things and encompasses any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. These risks could cause actual results to differ materially from current expectations of Management and include the following:

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

Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Trustmark undertakes no obligation to update or revise any of this information, whether as the result of new information, future events or developments, or otherwise.

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

TNB's nonbanking subsidiaries are subject to a variety of state and federal laws. Trustmark Securities, Inc. is subject to supervision and regulation by the SEC, the National Association of Securities Dealers, Inc., state securities regulators and the various exchanges through which it conducts business. TIA, a registered investment advisor, is subject to supervision and regulation by the SEC and the state of Mississippi. Bottrell, Fisher-Brown and TRMI are subject to the insurance laws and regulations of the states in which they are active. The Federal Reserve Board supervises Trustmark's nonbanking subsidiaries.

Trustmark is also under the jurisdiction of the SEC for matters relating to the offering and sale of its securities. Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (Act) was signed into law on November 12, 1999. As a result of the Act, banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers have been able to commence new activities and develop new affiliations much more readily. The primary provisions of the Act related to the establishment of financial holding companies and financial subsidiaries became effective on March 11, 2000. The Act authorizes national banks to own or control a "financial subsidiary" that engages in activities that are not permissible for national banks to engage in directly. The Act contains a number of provisions dealing with insurance activities by bank subsidiaries. Generally, the Act affirms the role of the states in regulating insurance activities, including the insurance activities of financial subsidiaries of banks, but the Act also preempts certain state laws. As a result of the Act, TNB elected for Bottrell, Fisher-Brown and TRMI to become financial subsidiaries. This enables TNB to engage in insurance agency activities through its financial subsidiaries at any location.

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

Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The
United States Treasury Department has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Trustmark's bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal consequences for the institution.

Sarbanes-Oxley Act of 2002
During  the fiscal  year 2004,  Section  404 of the  Sarbanes-Oxley  Act of 2002
(SOX), which has as its purpose the improvement of corporate governance and reporting, directly impacted Trustmark. The Act calls for accelerated filers to comply by December 31, 2004 while non-accelerated filers have until December 31, 2005. Those who have a market capitalization greater than $75 million are considered accelerated filers and Trustmark falls into this category. The major part of SOX is Section 404 that requires companies to provide a report on their internal controls over financial reporting. This internal control report must
(1) state the responsibility of Management for establishing and maintaining an adequate internal control structure and procedures for financial reporting; and
(2) contain an assessment, as of the end of the most recent fiscal year of the issuer, of the effectiveness of the internal control structure and procedures of the issuer for financial reporting. This assessment of internal controls over financial reporting requires Management to maintain evidential matter, including documentation, to support its assessment. Section 404 also requires an Attestation Report from the issuer's registered public accounting firm. Please see Item 9A, "Controls and Procedures" for more information.

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

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively. At December 31, 2004, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 10.39% and 11.55% of its total risk-weighted assets, respectively. At December 31, 2004, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 9.92% and 11.06% of its total risk-weighted assets, respectively.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating. At December 31, 2004, the leverage ratios for Trustmark and TNB were 7.22% and 6.89%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 2004, the most recent notification from the OCC categorized TNB as well capitalized based on the ratios and guidelines described above.

Payment of Dividends and Other Restrictions
There are various legal and regulatory provisions which limit the amount of dividends TNB can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years. TNB will have available in 2005 approximately $64.9 million plus its net income for that year to pay as dividends. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments
The deposits of TNB are insured up to regulatory limits set by the FDIC and, accordingly, are subject to deposit insurance assessments. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each institution's insurance assessment rate is then determined by the risk category in which it is classified. At December 31, 2004, TNB's annual BIF and SAIF assessment rates and Somerville's BIF rate were $0.0144 per $100 of insured deposits.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 60
     Trustmark Corporation
         Chairman, President and Chief Executive Officer since April 2002 President and Chief Executive Officer from May 1997 to April 2002
     Trustmark National Bank
         Chairman and Chief Executive Officer since April 2002
         Vice Chairman and Chief Executive Officer from May 1997 to April 2002

Harry M. Walker, 54
     Trustmark Corporation
         Secretary from September 1995 to April 2002
     Trustmark National Bank
         President - Jackson Metro since January 2004
         President and Chief Operating Officer - Commercial Division from September 2002 to January 2004
         President - Commercial Bank from May 2002 to September 2002 President - General Bank from September 1999 to May 2002

Gerard R. Host, 50
     Trustmark Corporation
         Treasurer from September 1995 to April 2002
     Trustmark National Bank
         President - General Banking since January 2004
         President and Chief Operating Officer - Consumer Division from
            September 2002 to January 2004
         President - Financial Services Bank from September 1999 to
            September 2002

Duane A. Dewey, 46
     Trustmark National Bank
         President - Wealth Management Division since August 2003
     Provident Bank, Cincinnati, Ohio
         Senior Vice President and Managing Director from October 1997 to
            August 2003

Zach L. Wasson, Jr., 51
     Trustmark Corporation
         Treasurer since April 2002
     Trustmark National Bank
         Executive Vice President and Chief Financial Officer since
            September 1999

T.Harris Collier III, 56
     Trustmark Corporation
         Secretary since April 2002
     Trustmark National Bank
         General Counsel since January 1990

Louis E. Greer, 50
     Trustmark Corporation
         Chief Accounting Officer since January 2003
     Trustmark National Bank
         Senior Vice President and Chief Accounting Officer since January 2004 Senior Vice President and Controller from September 1998 to
            January 2004

William O. Rainey, 65
     Trustmark National Bank
         Executive Vice President and Chief Banking Officer since November 1991

James S. Lenoir, 62
     Trustmark National Bank
         Executive Vice President and Chief Risk Officer since March 1999

James M. Outlaw, Jr., 51
     Trustmark National Bank
         Executive Vice President and Chief Information Officer since
            September 1999

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

                              TRUSTMARK CORPORATION
                             STATISTICAL DISCLOSURES


TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

                                                                    Years Ended December 31,
                                                  ----------------------------------------------------------
                                                              2004                          2003
                                                  ----------------------------  ----------------------------
                                                   Average              Yield/   Average              Yield/
                                                   Balance    Interest   Rate    Balance    Interest   Rate
                                                  ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under reverse repurchase agreements           $   27,118  $    417   1.54%  $   25,174  $    287   1.14%
  Securities available for sale:
    Taxable                                        1,879,324    57,680   3.07%   1,518,170    45,566   3.00%
    Nontaxable                                        70,107     5,184   7.39%      67,188     5,280   7.86%
  Securities held to maturity:
    Taxable                                           70,585     4,099   5.81%     236,994    19,766   8.34%
    Nontaxable                                        87,944     6,804   7.74%      90,755     7,082   7.80%
  Loans, net of unearned income                    5,280,640   298,518   5.65%   4,822,350   289,672   6.01%
                                                  ----------  --------          ----------  --------
    Total interest-earning assets                  7,415,718   372,702   5.03%   6,760,631   367,653   5.43%
Cash and due from banks                              331,980                       296,724
Other assets                                         485,983                       426,157
Allowance for loan losses                            (74,191)                      (74,890)
                                                  ----------                    ----------
    Total Assets                                  $8,159,490                    $7,408,622
                                                  ==========                    ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                $1,312,071    13,696   1.04%  $1,134,243    11,938   1.05%
  Savings deposits                                   967,674     3,039   0.31%     832,490     3,429   0.41%
  Time deposits                                    1,771,979    38,388   2.17%   1,676,700    43,960   2.62%
  Federal funds purchased and securities
    sold under repurchase agreements                 887,596    10,881   1.23%     947,050    10,255   1.08%
  Short-term borrowings                              788,737    12,746   1.62%     391,366     6,041   1.54%
  Long-term FHLB advances                            365,659     9,988   2.73%     472,819    13,935   2.95%
                                                  ----------  --------          ----------  --------
    Total interest-bearing liabilities             6,093,716    88,738   1.46%   5,454,668    89,558   1.64%
Noninterest-bearing demand deposits                1,273,889  --------           1,216,523  --------
Other liabilities                                     65,985                        62,288
Shareholders' equity                                 725,900                       675,143
                                                  ----------                    ----------
    Total Liabilities and Shareholders' Equity    $8,159,490                    $7,408,622
                                                  ==========                    ==========
    Net Interest Margin                                        283,964   3.83%               278,095   4.11%

Less tax equivalent adjustments:
    Investments                                                  4,196                         4,327
    Loans                                                        4,151                         3,938
                                                              --------                      --------
    Net Interest Margin per Annual Report                     $275,617                      $269,830
                                                              ========                      ========

                                                    Years Ended December 31,
                                                  ----------------------------
                                                              2002
                                                  ----------------------------
                                                   Average              Yield/
                                                   Balance    Interest   Rate
                                                  ----------  --------  ------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under reverse repurchase agreements           $   26,275  $    424   1.61%
  Securities available for sale:
    Taxable                                          885,070    50,426   5.70%
    Nontaxable                                        81,883     6,522   7.97%
  Securities held to maturity:
    Taxable                                          588,193    39,136   6.65%
    Nontaxable                                        89,698     7,120   7.94%
  Loans, net of unearned income                    4,544,611   311,376   6.85%
                                                  ----------  --------
    Total interest-earning assets                  6,215,730   415,004   6.68%
Cash and due from banks                              280,543
Other assets                                         421,037
Allowance for loan losses                            (75,518)
                                                  ----------
    Total Assets                                  $6,841,792
                                                  ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing demand deposits                $  957,410    11,991   1.25%
  Savings deposits                                   735,885     4,840   0.66%
  Time deposits                                    1,819,130    62,228   3.42%
  Federal funds purchased and securities
    sold under repurchase agreements                 788,618    12,652   1.60%
  Short-term borrowings                              384,481     8,206   2.13%
  Long-term FHLB advances                            327,054    13,849   4.23%
                                                  ----------  --------
    Total interest-bearing liabilities             5,012,578   113,766   2.27%
Noninterest-bearing demand deposits                1,086,487  --------
Other liabilities                                     66,996
Shareholders' equity                                 675,731
                                                  ----------
    Total Liabilities and Shareholders' Equity    $6,841,792
                                                  ==========
    Net Interest Margin                                        301,238   4.85%

Less tax equivalent adjustments:
    Investments                                                  4,775
    Loans                                                        4,277
                                                              --------
    Net Interest Margin per Annual Report                     $292,186
                                                              ========

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands).

                                              2004 Compared to 2003            2003 Compared to 2002
                                           Increase (Decrease) Due To:      Increase (Decrease) Due To:
                                          -----------------------------    -----------------------------
                                                     Yield/                           Yield/
                                          Volume      Rate       Net       Volume      Rate       Net
                                          -------   --------   --------    -------   --------   --------
Interest earned on:
  Federal funds sold and securities
    purchased under reverse repurchase
    agreements                            $    23   $    107   $    130    $   (17)  $   (120)  $   (137)
  Securities available for sale:
        Taxable                            11,032      1,082     12,114     25,830    (30,690)    (4,860)
        Nontaxable                            225       (321)       (96)    (1,153)       (89)    (1,242)
  Securities held to maturity:
        Taxable                           (10,940)    (4,727)   (15,667)   (27,532)     8,162    (19,370)
        Nontaxable                           (223)       (55)      (278)        86       (124)       (38)
  Loans, net of unearned income            26,723    (17,877)     8,846     18,176    (39,880)   (21,704)
                                          -------   --------   --------    -------   --------   --------
      Total interest-earning assets        26,840    (21,791)     5,049     15,390    (62,741)   (47,351)

Interest paid on:
  Interest-bearing demand deposits          1,871       (113)     1,758      2,024     (2,077)       (53)
  Savings deposits                            509       (899)      (390)       584     (1,995)    (1,411)
  Time deposits                             2,366     (7,938)    (5,572)    (4,581)   (13,687)   (18,268)
  Federal funds purchased and securities
    sold under repurchase agreements         (690)     1,316        626      2,218     (4,615)    (2,397)
  Short-term borrowings                     6,379        326      6,705        144     (2,309)    (2,165)
  Long-term FHLB advances                  (2,970)      (977)    (3,947)     5,038     (4,952)        86
                                          -------   --------   --------    -------   --------   --------
      Total interest-bearing liabilities    7,465     (8,285)      (820)     5,427    (29,635)   (24,208)
                                          -------   --------   --------    -------   --------   --------
      Change in net interest income on a
          tax equivalent basis            $19,375   $(13,506)  $  5,869    $ 9,963   $(33,106)  $(23,143)
                                          =======   ========   ========    =======   ========   ========

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for 2004, 2003 and 2002. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES PURCHASED UNDER REVERSE REPURCHASE AGREEMENTS

The table below presents certain information concerning Trustmark's securities purchased under reverse repurchase agreements for each of the last three years ($ in thousands):

                                                      2004      2003      2002
                                                    --------  --------  --------
Securities purchased under reverse
  repurchase agreements:
    Maximum amount outstanding at any month
      end during each period                        $ 64,798  $      -  $125,000
    Average amount outstanding at end of period     $  1,907  $     23  $  4,887

The  securities   underlying  the  reverse  repurchase   agreements  were  under
Trustmark's control during the periods presented.

TABLE 4 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

                                                              December 31,
                                                  ------------------------------------
                                                     2004         2003         2002
                                                  ----------   ----------   ----------
Securities available for sale
U.S. Treasury and other U.S. Government agencies  $  251,361   $  301,857   $  182,219
Obligations of states and political subdivisions      68,154       72,243       71,544
Mortgage-backed securities                         1,056,748    1,382,136      937,753
Corporate debt securities                            129,373      107,418            -
                                                  ----------   ----------   ----------
     Total debt securities                         1,505,636    1,863,654    1,191,516
Other securities including equity                     76,833       75,955       48,299
                                                  ----------   ----------   ----------
     Total securities available for sale          $1,582,469   $1,939,609   $1,239,815
                                                  ==========   ==========   ==========

Securities held to maturity
Obligations of states and political subdivisions  $  130,403   $  142,169   $  153,707
Mortgage-backed securities                             6,288       36,181      395,390
Other securities                                         106          100          100
                                                  ----------   ----------   ----------
     Total securities held to maturity            $  136,797   $  178,450   $  549,197
                                                  ==========   ==========   ==========

TABLE 5 - MATURITY  DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
          SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2004, and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

                                                                           Maturing
                                         ------------------------------------------------------------------------------
                                                           After One,           After Five,
                                          Within           But Within           But Within             After
                                         One Year  Yield   Five Years   Yield   Ten Years    Yield   Ten Years    Yield     Total
                                         --------  -----   ----------   -----   -----------  -----   ----------   -----   ----------
Securities available for sale
U.S. Treasury and other U.S.
     Government agencies                 $    500  6.08%   $  250,861   2.93%   $         -     -    $        -      -    $  251,361
Obligations of states and
     political subdivisions                 8,042  8.01%       40,701   7.56%        14,812  5.44%        4,599   6.50%       68,154
Mortgage-backed securities                      -     -        35,222   4.49%       124,660  3.15%      896,866   3.56%    1,056,748
Corporate debt securities                       -     -       100,593   3.56%        28,780  4.49%            -      -       129,373
                                         --------          ----------           -----------          ----------           ----------
     Total debt securities               $  8,542  7.90%   $  427,377   3.66%   $   168,252  3.58%   $  901,465   3.58%    1,505,636
                                         ========          ==========           ===========          ==========
Other securities including equity                                                                                             76,833
                                                                                                                          ----------
     Total securities available for sale                                                                                  $1,582,469
                                                                                                                          ==========

Securities held to maturity
Obligations of states and
     political subdivisions              $  8,875  6.56%   $   48,551   6.89%   $    47,871  7.59%     $ 25,106   8.21%   $  130,403
Mortgage-backed securities                      -     -         2,049   7.45%             -     -         4,239   4.71%        6,288
Other securities                                -     -             -      -            106  5.72%            -      -           106
                                         --------          ----------           -----------          ----------           ----------
     Total securities held to maturity   $  8,875  6.56%   $   50,600   6.91%   $    47,977  7.58%     $ 29,345   7.70%   $  136,797
                                         ========          ==========           ===========          ==========           ==========

Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.47 years.

As of December 31, 2004, Trustmark did not hold any securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity.

TABLE 6 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio (including loans held for sale) at the end of each of the last five years ($ in thousands):

                                                                            December 31,
                                                 ------------------------------------------------------------------
                                                    2004          2003          2002          2001          2000
                                                 ----------    ----------    ----------    ----------    ----------
Real estate loans:
  Construction and land development              $  526,321    $  406,257    $  286,500    $  401,744    $  309,532
  Secured by 1-4 family residential properties    1,950,489     1,776,475     1,530,284     1,385,490     1,250,767
  Secured by nonfarm, nonresidential properties     882,507       858,708       811,289       703,674       602,920
  Other real estate loans                           135,938       156,524       112,923       103,305        86,046
Loans to finance agricultural production             29,885        30,815        37,452        33,509        38,369
Commercial and industrial                           865,436       787,094       776,510       788,982       819,948
Loans to individuals for personal expenditures      802,334       777,236       828,535       876,582       809,808
Obligations of states and political subdivisions    178,222       173,296       162,644       166,342       164,059
Loans for purchasing or carrying securities           9,799        10,080         4,849        10,691        11,127
Other loans                                          50,346        56,127        66,380        54,047        51,357
                                                 ----------    ----------    ----------    ----------    ----------
        Loans, net of unearned income            $5,431,277    $5,032,612    $4,617,366    $4,524,366    $4,143,933
                                                 ==========    ==========    ==========    ==========    ==========

TABLE 7 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2004, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

                                                               Maturing
                                                 ----------------------------------
                                                               One Year
                                                   Within       Through     After
                                                  One Year       Five        Five
                                                   or Less       Years      Years        Total
                                                 ----------    --------    --------    ----------
Construction and land development                $  383,310    $ 98,943    $ 44,068    $  526,321
Other loans secured by real estate (excluding
  loans secured by 1-4 family residential
  properties)                                       440,429     455,027     122,989     1,018,445
Commercial and industrial                           581,824     262,429      21,183       865,436
Other loans (excluding loans to individuals)         80,802      61,513     125,937       268,252
                                                 ----------    --------    --------    ----------
       Total                                     $1,486,365    $877,912    $314,177    $2,678,454
                                                 ==========    ========    ========    ==========

The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

                                                                     Maturing
                                                               --------------------
                                                               One Year
                                                                Through     After
                                                                 Five       Five
                                                                 Years      Years        Total
                                                               --------    --------    ----------
Above loans due after one year which have:
  Predetermined interest rates                                 $787,265    $244,692    $1,031,957
  Floating interest rates                                        90,647      69,485       160,132
                                                               --------    --------    ----------
        Total                                                  $877,912    $314,177    $1,192,089
                                                               ========    ========    ==========

TABLE 8 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

                                                             December 31,
                                            -----------------------------------------------
                                             2004      2003      2002      2001      2000
                                            -------   -------   -------   -------   -------
Loans accounted for on a nonaccrual basis   $21,864   $23,921   $31,642   $36,901   $15,958
Other real estate  (ORE)                      5,615     5,929     6,298     5,110     2,280
                                            -------   -------   -------   -------   -------
    Total nonperforming assets              $27,479   $29,850   $37,940   $42,011   $18,238
                                            =======   =======   =======   =======   =======

Accruing loans past due 90 days or more     $ 5,284   $ 2,606   $ 2,946   $ 2,740   $ 2,494
                                            =======   =======   =======   =======   =======

Nonperforming assets/total loans and ORE      0.51%     0.59%     0.82%     0.93%     0.44%
                                            =======   =======   =======   =======   =======

A loan is classified as nonaccrual and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest becomes 90 days past due or if Management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. A loan is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.

As of December 31, 2004, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 6.

Explanation of the changes in 2004 can be found in the table captioned "Nonperforming Assets" and the related discussion included in Management
DIscussion and Analysis found in the Registrant's 2004 Annual Report to Shareholders and is incorporated herein by reference.

TABLE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

                                                                   Years Ended December 31,
                                                        -----------------------------------------------
                                                         2004      2003      2002      2001      2000
                                                        -------   -------   -------   -------   -------
Balance at beginning of period                          $74,276   $74,771   $75,534   $65,850   $65,850
Loans charged off:
  Real estate loans                                      (3,009)   (2,863)   (4,004)   (4,609)   (2,176)
  Loans to finance agricultural production                  (19)      (60)      (84)     (288)     (107)
  Commercial and industrial                              (1,178)   (3,688)   (6,224)   (4,317)   (3,228)
  Loans to individuals for personal expenditures         (7,949)   (9,605)  (11,207)  (10,982)   (9,470)
  All other loans                                        (3,247)   (2,992)   (2,516)   (2,502)   (2,417)
                                                        -------   -------   -------   -------   -------
    Total charge-offs                                   (15,402)  (19,208)  (24,035)  (22,698)  (17,398)
Recoveries on loans previously charged off:
  Real estate loans                                          30        79        64         6       145
  Loans to finance agricultural production                    -         -         -         -         -
  Commercial and industrial                               1,029       735     1,689       721     1,177
  Loans to individuals for personal expenditures          5,324     5,612     5,156     4,774     3,967
  All other loans                                         2,555     2,516     2,256     2,103     1,708
                                                        -------   -------   -------   -------   -------
    Total recoveries                                      8,938     8,942     9,165     7,604     6,997
                                                        -------   -------   -------   -------   -------
Net charge-offs                                          (6,464)  (10,266)  (14,870)  (15,094)  (10,401)
Provision for loan losses                                (3,055)    9,771    14,107    13,200    10,401
Allowance of acquired bank                                    -         -         -    11,578         -
                                                        -------   -------   -------   -------   -------
Balance at end of period                                $64,757   $74,276   $74,771   $75,534   $65,850
                                                        =======   =======   =======   =======   =======

Percentage of net charge-offs during period to average
  loans outstanding during the period                     0.12%     0.21%     0.33%     0.35%     0.25%
                                                        =======   =======   =======   =======   =======

The allowance for loan losses is established through provisions for estimated loan losses charged against earnings. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed adequate by management, based on estimated probable losses within the existing loan portfolio. Trustmark's allowance for loan loss methodology is based on guidance provided by SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance. Accordingly, Trustmark's methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools, and specific loss allocations, with consideration given to current economic events and conditions.

The allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan experience for similar loans with similar characteristics and trends, and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to Trustmark.

The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries and other factors. During the fourth quarter of 2004, Trustmark recorded a release of $9.4 million to the allowance for loan losses resulting from changes in estimates to specific factors for pooled loans and a specific class of commercial loans, both of which had experienced positive trends in loss experience. As a result, Trustmark recognized a benefit of $3.1 million in the provision for loan losses for the year ended December 31, 2004.

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through provisions for estimated loan losses charged against earnings. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is maintained at a level believed adequate by management, based on estimated probable losses within the existing loan portfolio. Trustmark's allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance. Accordingly, Trustmark's methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools, and specific loss allocations, with consideration given to current economic events and conditions. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Loss percentages are uniformly applied to pools of risk-rated loans within the commercial portfolio. These percentages are determined based on migration analysis, previously established floors for each category and economic factors. In addition, relationships of $100,000 or more which are risk-rated as other loans especially mentioned or worse are reviewed by Trustmark's Asset Review Department staff and the Credit Quality Review Committee to determine if standard percentages appear to be sufficient to cover probable losses. In the event that the percentages on any particular lines are determined to be insufficient, additional allocations are made. Industry allocations are made based on concentrations of credit within the portfolio, as well as arbitrary designation of certain other industries by Management.

The general allocation is included in the allowance to cover probable loan losses within portions of the loan portfolio not addressed in the preceding allocations. The types of loans included in the general allocation are residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount is based upon the historical five-year moving net loss average for each category except for residential mortgage loans and Somerville. The allocation for residential mortgage loans is based on a historical five-year net loss average not to be less than a floor limit of 20 basis points. The allocation for Somerville is based on loss percentages applied to pools of risk-rated loans within the commercial loan portfolio. For Somerville's consumer loans, the allocation is based on a one-year net loan loss estimate.

The amount included in the allocation for lines of credit and letters of credit consists of a percentage of the unused portion of those lines and the amount outstanding in letters of credit. Percentages, which are the same as those applied to the funded portions of the commercial and retail loan portfolios, are applied to cover any potential losses in these off-balance sheet categories.

As the review of the allowance for loan losses involves a significant degree of judgment by Management and is imprecise by nature, the unallocated portion relates to issues that cannot be measured on a quantitative basis over a prolonged period of time.

TABLE 11 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2004 ($ in thousands):

3 months or less                                                $124,398
Over 3 months through 6 months                                    86,408
Over 6 months through 12 months                                  171,428
Over 12 months                                                   130,230
                                                                --------
      Total                                                     $512,464
                                                                ========
TABLE 12 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

                                                       2004      2003     2002
                                                      ------   -------   ------

Return on average assets                               1.43%     1.60%    1.77%
Return on average equity                              16.08%    17.56%   17.93%
Dividend payout ratio                                 38.31%    34.08%   31.54%
Equity to assets ratio                                 8.90%     9.11%    9.88%



TABLE 13 - SHORT-TERM BORROWINGS

The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

                                                          2004          2003         2002
                                                       ----------    ----------   ----------
Federal funds purchased and securities sold under
  repurchase agreements:
    Amount outstanding at end of period                $  617,546    $  928,135   $  954,978
    Weighted average interest rate at end of period         1.69%         0.91%        1.16%
    Maximum amount outstanding at any
      month end during each period                     $  946,808    $1,032,984   $  973,261
    Average amount outstanding during each period      $  887,596    $  947,050   $  788,618
    Weighted average interest rate during each period       1.23%         1.08%        1.60%

                                                          2004          2003         2002
                                                       ----------    ----------   ----------
Short-term borrowings:
    Amount outstanding at end of period                $  980,318    $  621,532   $  275,959
    Weighted average interest rate at end of period         2.58%         1.56%        2.02%
    Maximum amount outstanding at any
      month end during each period                     $1,020,680    $  648,082   $  494,475
    Average amount outstanding during each period      $  788,737    $  391,366   $  384,481
    Weighted average interest rate during each period       1.62%         1.54%        2.13%


ITEM 2. PROPERTIES

Trustmark's principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 211,000 square feet, or 80%, of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. Trustmark, through its two banking subsidiaries, also operates 123 full-service branches, 18 limited-service branches, 4 in-store branches, 4 retirement service branches and an ATM network which includes 110 ATMs at on-premise locations and 79 ATMs located at off-premise sites. Trustmark leases 98 of its 212 locations with the remainder being owned.

ITEM 3. LEGAL PROCEEDINGS

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to Trustmark's shareholders during the fourth quarter of 2004.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trustmark's common stock is listed for trading on the Nasdaq Stock Market. At March 1, 2005, there were approximately 4,200 registered shareholders of Trustmark's common stock. Other information required by this item can be found in Note 15, "Shareholders' Equity," and the table captioned "Principal Markets and Prices of Trustmark's Stock" included Trustmark's 2004 Annual Report to Shareholders and is incorporated herein by reference.

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended December 31, 2004:

                                                         Total Number of         Maximum Number
                                                         Shares Purchased     of Shares that May
                              Total Number    Average   as Part of Publicly     Yet be Purchased
                               of Shares    Price Paid   Announced Plans         Under the Plans
             Period            Purchased     Per Share     or Programs             or Programs
------------------------      ------------  ----------  -------------------   ------------------
October 1, 2004 through
October 31, 2004                      -       $    -              -                2,995,565

November 1, 2004 through
November 30, 2004                     -       $    -              -                2,995,565

December 1, 2004 through
December 31, 2004                33,000       $29.39         33,000                2,962,565

                                 ------                      ------
              Total              33,000                      33,000
                                 ======                      ======

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


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned "Selected Financial Data" included in Trustmark's 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in "Management's Discussion and Analysis" included in Trustmark's 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found in "Management's Discussion and Analysis" included in Trustmark's 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Trustmark Corporation and subsidiaries and the accompanying Notes to Consolidated Financial Statements are contained in Trustmark's 2004 Annual Report to Shareholders and are incorporated herein by reference. The table captioned "Summary of Quarterly Results of Operations" is also included in Trustmark's 2004 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by Trustmark's management, with the participation of its Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of Trustmark's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to Trustmark's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect Trustmark's internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The management of Trustmark Corporation (Trustmark) is responsible for establishing and maintaining adequate internal control over financial reporting. Trustmark's internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, Trustmark's internal control over financial reporting is effective based on those criteria.

Trustmark's independent registered public accounting firm, KPMG LLP, has issued an attestation report on management's assessment of the effectiveness of Trustmark's internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of Trustmark's internal control over financial reporting as of December 31, 2004, can be found in the "Report of Independent Registered Public Accounting Firm" included in Trustmark's 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Certain information regarding executive officers is included under the section captioned "Executive Officers of the Registrant" in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark's Proxy Statement (Schedule 14A) for its 2005 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark's fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark's Proxy Statement (Schedule 14A) for its Annual Meeting of
Shareholders to be filed with the SEC within 120 days of Trustmark's fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark's Proxy Statement (Schedule 14A) for its Annual Meeting of
Shareholders to be filed with the SEC within 120 days of Trustmark's fiscal year-end.

The table below represents compensation plans under which equity securities of Trustmark are authorized as of December 31, 2004:

                                                                                 Number of securities
                                                                                  remaining available
                                Number of securities to     Weighted average     for future issuance
                                be issued upon exercise    exercise price of         under equity
                                of outstanding options,   outstanding options,   compensations plans
        Plan Category           warrants and rights (a)   warrants and rights      (excluding (a))
----------------------------    -----------------------   --------------------   --------------------
Approved by security holders           1,842,993                 $23.71               4,696,162
Not approved by security
  holders                                      -                      -                       -
                                       ---------                 ------               ---------
     Total                             1,842,993                 $23.71               4,696,162
                                       =========                 ======               =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to Trustmark's Proxy Statement (Schedule 14A) for its Annual Meeting of
Shareholders to be filed with the SEC within 120 days of Trustmark's fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark's Proxy Statement (Schedule 14A) for its Annual Meeting of
Shareholders to be filed with the SEC within 120 days of Trustmark's fiscal year-end.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A-1.   Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant's 2004 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

     Consolidated Balance Sheets as of December 31, 2004 and 2003
     Consolidated  Statements  of Income for the Years Ended  December 31, 2004,
        2003 and 2002
     Consolidated  Statements of Changes in  Shareholders'  Equity for the Years
        Ended December 31, 2004, 2003 and 2002
     Consolidated  Statements  of Cash Flows for the Years  Ended  December  31,
        2004, 2003 and 2002 Notes to  Consolidated  Financial  Statements
       (Notes 1 through 20)

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

DATE:    March 16, 2005                        DATE:    March 16, 2005



BY:      /s/ Louis E. Greer
         ------------------
         Louis E. Greer
         Chief Accounting Officer

DATE:    March 16, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


DATE:  March 16, 2005              BY:  /s/ J. Kelly Allgood
                                        --------------------
                                        J. Kelly Allgood, Director


DATE:  March 16, 2005              BY:  /s/ Reuben V. Anderson
                                        ----------------------
                                        Reuben V. Anderson, Director


DATE:  March 16, 2005              BY:  /s/ John L. Black, Jr.
                                        ----------------------
                                        John L. Black, Jr., Director


DATE:  March 16, 2005              BY:  /s/ William C. Deviney, Jr.
                                        ---------------------------
                                        William C. Deviney, Jr., Director


DATE:  March 16, 2005              BY:  /s/ C. Gerald Garnett
                                        ---------------------
                                        C. Gerald Garnett, Director


DATE:  March 16, 2005              BY:  /s/ Richard G. Hickson
                                        ----------------------
                                        Richard G. Hickson, Chairman, President
                                        & Chief Executive Officer and Director


DATE:  March 16, 2005              BY:  /s/ Matthew L. Holleman III
                                        ---------------------------
                                        Matthew L. Holleman III, Director


DATE:  March 16, 2005              BY:  /s/ Richard H. Puckett
                                        ----------------------
                                        Richard H. Puckett, Director


DATE:  March 16, 2005              BY:   /s/ Carolyn C. Shanks
                                        ----------------------
                                        Carolyn C. Shanks, Director


DATE:  March 16, 2005              BY:  /s/ Kenneth W. Williams
                                        -----------------------
                                        Kenneth W. Williams, Director


DATE:  March 16, 2005              BY:  /s/ William G. Yates, Jr.
                                        -------------------------
                                        William G. Yates, Jr., Director

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

13 Only those portions of the Registrant's 2004 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

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