Form 10-Q
period 2005-03-31
TRUSTMARK CORP
filed 2005-05-10
CIK 36146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 29, 2005.

         Title                                                       Outstanding
Common stock, no par value                                            56,835,001

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                   (Unaudited)
                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
Assets
Cash and due from banks (noninterest-bearing) $ 286,868 $ 343,125 Federal funds sold and securities purchased
    under reverse repurchase agreements                  10,378          86,191
Securities available for sale (at fair value)         1,527,247       1,580,270
Securities held to maturity (fair value:
    $304,539-2005; $145,936-2004)                       300,234         136,797
Loans held for sale                                     116,914         101,222
Loans                                                 5,455,894       5,330,055
Less allowance for loan losses                           66,787          64,757
                                                   ------------    ------------
   Net loans                                          5,389,107       5,265,298
Premises and equipment                                  115,792         115,337
Mortgage servicing rights                                55,484          52,463
Goodwill                                                137,412         137,225
Identifiable intangible assets                           31,214          32,004
Other assets                                            209,343         203,025
                                                   ------------    ------------
     Total Assets                                  $  8,179,993    $  8,052,957
                                                   ============    ============

Liabilities
Deposits:
     Noninterest-bearing                           $  1,265,814    $  1,354,749
     Interest-bearing                                 4,268,914       4,095,344
                                                   ------------    ------------
         Total deposits                               5,534,728       5,450,093
Federal funds purchased                                 399,366         134,318
Securities sold under repurchase agreements             370,907         483,228
Short-term borrowings                                   964,687         980,318
Long-term FHLB advances                                 105,862         180,894
Other liabilities                                        72,937          73,710
                                                   ------------    ------------
     Total Liabilities                                7,448,487       7,302,561

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  56,982,701 shares -
        2005; 57,858,497 shares - 2004                   11,873          12,055
Capital surplus                                          97,692         121,705
Retained earnings                                       635,935         620,588
Accumulated other comprehensive loss, net of tax        (13,994)         (3,952)
                                                   ------------    ------------
     Total Shareholders' Equity                         731,506         750,396
                                                   ------------    ------------
     Total Liabilities and Shareholders' Equity    $  8,179,993    $  8,052,957
                                                   ============    ============

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
Interest Income
Interest and fees on loans                                 $ 78,034    $ 70,360
Interest on securities:
     Taxable                                                 15,734      16,196
     Tax exempt                                               1,861       1,996
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements              273          43
Other interest income                                            20          12
                                                           --------    --------
     Total Interest Income                                   95,922      88,607

Interest Expense
Interest on deposits                                         16,368      13,386
Interest on federal funds purchased and securities
     sold under repurchase agreements                         3,648       2,104
Other interest expense                                        7,497       4,758
                                                           --------    --------
     Total Interest Expense                                  27,513      20,248
                                                           --------    --------
Net Interest Income                                          68,409      68,359
Provision for loan losses                                     2,796       1,052
                                                           --------    --------

Net Interest Income After Provision
     for Loan Losses                                         65,613      67,307

Noninterest Income
Service charges on deposit accounts                          12,384      13,326
Insurance commissions                                         7,862       3,185
Wealth management                                             5,243       5,016
Retail banking - other                                        4,752       4,132
Mortgage banking, net                                         3,851      (1,903)
Other, net                                                    2,453       2,220
Securities gains                                                  3          13
                                                           --------    --------
     Total Noninterest Income                                36,548      25,989

Noninterest Expense
Salaries and employee benefits                               37,359      31,109
Services and fees                                             8,958       8,379
Net occupancy - premises                                      3,691       3,213
Equipment expense                                             3,953       3,542
Other expense                                                 7,181       6,704
                                                           --------    --------
     Total Noninterest Expense                               61,142      52,947
                                                           --------    --------
Income Before Income Taxes                                   41,019      40,349
Income taxes                                                 14,238      13,598
                                                           --------    --------
Net Income                                                 $ 26,781    $ 26,751
                                                           ========    ========

Earnings Per Share
     Basic                                                 $   0.47    $   0.46
                                                           ========    ========
     Diluted                                               $   0.47    $   0.46
                                                           ========    ========

Dividends Per Share                                        $ 0.2000    $ 0.1900
                                                           ========    ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                            2005         2004
                                                          --------     --------

Balance, January 1,                                       $750,396     $689,573
Comprehensive income:
     Net income per consolidated statements of income       26,781       26,751
     Net change in fair value of securities available
       for sale, net of tax                                (10,042)      12,603
                                                          --------     --------
          Comprehensive income                              16,739       39,354
Cash dividends paid                                        (11,434)     (11,073)
Common stock issued, long-term incentive plan                   63          994
Compensation expense, long-term incentive plan                 320          143
Repurchase and retirement of common stock                  (24,578)        (366)
                                                          --------     --------
Balance, March 31,                                        $731,506     $718,625
                                                          ========     ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
Operating Activities
Net income                                                $  26,781   $  26,751
Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan losses                             2,796       1,052
        Depreciation and amortization/impairment              3,758       9,449
        Net amortization of securities                        1,479       5,131
        Securities gains                                         (3)        (13)
        Gains on sales of loans                                (467)     (1,730)
        Deferred income tax provision                         3,597       3,203
        Proceeds from sales of loans held for sale          189,402     216,129
        Purchases and originations of loans held for sale  (204,760)   (231,502)
        Net increase in mortgage servicing rights            (2,908)     (3,503)
        Net (increase) decrease in other assets              (6,192)      3,406
        Net (decrease) increase in other liabilities           (773)      5,324
        Other operating activities, net                         569         805
                                                          ---------   ---------
Net cash provided by operating activities                    13,279      34,502

Investing Activities
Proceeds from calls and maturities of securities
   held to maturity                                           4,699       8,718
Proceeds from calls and maturities of securities
   available for sale                                        43,364      81,227
Purchases of securities held to maturity                   (168,191)          -
Purchases of securities available for sale                   (8,342)    (90,636)
Net decrease in federal funds sold and securities
   purchased under reverse repurchase agreements             75,813      18,503
Net increase in loans                                      (126,472)    (10,225)
Purchases of premises and equipment                          (3,355)     (7,160)
Proceeds from sales of premises and equipment                   235           -
Proceeds from sales of other real estate                      1,963         565
Cash received in business combination                             -       4,622
                                                          ---------   ---------
Net cash (used in) provided by investing activities        (180,286)      5,614

Financing Activities
Net increase in deposits                                     84,635     321,527
Net increase (decrease) in federal funds purchased
   and securities sold under repurchase agreements          152,727    (214,333)
Net decrease in other borrowings                            (90,663)   (129,847)
Cash dividends                                              (11,434)    (11,073)
Proceeds from exercise of stock options                          63         994
Repurchase and retirement of common stock                   (24,578)       (366)
                                                          ---------   ---------
Net cash provided by (used in) financing activities         110,750     (33,098)
                                                          ---------   ---------
(Decrease) increase in cash and cash equivalents            (56,257)      7,018
Cash and cash equivalents at beginning of period            343,125     333,096
                                                          ---------   ---------
Cash and cash equivalents at end of period                $ 286,868   $ 340,114
                                                          =========   =========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2004 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS

On December 1, 2004, Trustmark acquired Fisher-Brown, Incorporated, located in Pensacola, Florida. This business combination was accounted for under the purchase method of accounting. Excess cost over tangible net assets acquired totaled $36.2 million, of which $9.3 million and $26.9 million have been allocated to identifiable intangible assets and goodwill, respectively.

On March 12, 2004, Trustmark acquired five branches of Allied Houston Bank in a business combination accounted for by the purchase method of accounting. In connection with the transaction, Trustmark acquired approximately $148.1 million in assets and assumed $161.7 million in deposits and other liabilities for a $10 million deposit premium. Assets consisted of $145.9 million of selected loans, $585 thousand in premises and equipment and $1.6 million in other assets. The assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Loans were recorded at a $6.4 million discount, consisting of a discount for general credit risk of $7.3 million offset by a market valuation premium of $862 thousand. Included in the credit risk discount of $7.3 million was a specific amount for nonaccrual loans of $1.7 million. Subsequent to the purchase date, the unpaid principal for these nonaccrual loans was written down to net realizable value against the recorded discount. Excess cost over tangible net assets acquired totaled $15.7 million, of which $426 thousand and $15.3 million have been allocated to identifiable intangibles (core deposits) and goodwill, respectively. The purchase price was finalized during the first quarter of 2005 after completion of an evaluation of the adequacy of the discount for general credit risk mentioned above. The resulting adjustment was immaterial.

Trustmark's financial statements include the results of operations for the above purchase business combinations from the respective merger dates. The pro forma impact of these acquisitions on Trustmark's results of operations is immaterial.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following:

                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
Real estate loans:
   Construction and land development               $    545,995    $    526,321
   Secured by 1-4 family residential properties       1,874,966       1,849,267
   Secured by nonfarm, nonresidential properties        903,872         882,507
   Other                                                144,541         135,938
Loans to finance agricultural production                 27,931          29,885
Commercial and industrial                               900,680         865,436
Consumer                                                817,058         812,133
Obligations of states and political subdivisions        175,067         178,222
Other loans                                              65,784          50,346
                                                   ------------    ------------
   Loans                                              5,455,894       5,330,055
   Less allowance for loan losses                        66,787          64,757
                                                   ------------    ------------
      Net loans                                    $  5,389,107    $  5,265,298
                                                   ============    ============

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):
                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2005         2004
                                                          --------     --------
Balance at beginning of year                              $ 64,757     $ 74,276
Provision charged to expense                                 2,796        1,052
Loans charged off                                           (3,182)      (3,828)
Recoveries                                                   2,416        2,679
                                                          --------     --------
Net charge-offs                                               (766)      (1,149)
                                                          --------     --------
Balance at end of period                                  $ 66,787     $ 74,179
                                                          ========     ========

At March 31, 2005 and 2004, the carrying amounts of nonaccrual loans were $36.6 million and $27.5 million, respectively. Included in these nonaccrual loans at March 31, 2005 and 2004, are loans that are considered to be impaired, which totaled $30.9 million and $19.5 million, respectively. The increase from December 31, 2004, is primarily attributable to a single commercial credit of approximately $14.9 million, of which $13.6 million was placed on nonaccrual during the first quarter of 2005. At March 31, 2005, the total allowance for loan losses related to impaired loans was $9.6 million compared with $5.0 million at March 31, 2004. The average carrying amounts of impaired loans during the first quarter of 2005 and 2004 were $21.1 million and $17.4 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three-month periods ended March 31, 2005 and 2004.

NOTE 4 - MORTGAGE BANKING

At March 31, 2005 and December 31, 2004, the carrying amount of mortgage servicing rights are as follows ($ in thousands):

                                                     March 31,     December 31,
                                                       2005            2004
                                                   ------------    ------------
Mortgage Servicing Rights                          $     58,796    $     58,507
Valuation Allowance                                      (3,312)         (6,044)
                                                   ------------    ------------
    Mortgage Servicing Rights, net                 $     55,484    $     52,463
                                                   ============    ============


Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights are retained, Trustmark allocated the cost of the loan and the servicing right based on their relative fair values. Mortgage servicing rights are amortized over the estimated period of the related new servicing income. At March 31, 2005, Trustmark serviced $3.5 billion in mortgage loans for others.

Impairment for mortgage servicing rights occurs when the estimated fair value falls below the underlying carrying value. Fair value is determined utilizing specific risk characteristics of the mortgage loan, current interest rates and current prepayment speeds. During 2004, Trustmark reclassified $7.1 million of mortgage servicing right impairment from temporary to other-than-temporary which reduced the valuation allowance for impairment and the gross mortgage servicing rights balance with no effect to the net mortgage servicing rights asset. Impairment is considered to be other-than-temporary when Trustmark determines that the carrying value is expected to exceed the fair value for an extended period of time.

NOTE 5 - DEPOSITS

At March 31, 2005 and December 31, 2004, deposits consisted of the following ($ in thousands):

                                                      March 31,     December 31,
                                                        2005            2004
                                                    ------------    ------------
Noninterest-bearing demand                          $  1,265,813    $  1,354,749
Interest-bearing demand                                1,530,755       1,362,437
Savings                                                  908,613         892,643
Time                                                   1,829,547       1,840,264
                                                    ------------    ------------
    Total deposits                                  $  5,534,728    $  5,450,093
                                                    ============    ============

NOTE 6 - STOCK-BASED COMPENSATION

Effective  January  1,  2003,  Trustmark  adopted  the  fair  value  recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" prospectively for all awards granted, modified or settled after January 1, 2003. Under the provisions of this statement, compensation expense is recognized by the straight line method for grants issued after January 1, 2003, utilizing the fair value of the grants over the vesting period. Trustmark estimates the fair value of each option granted using the Black-Scholes option-pricing model. Prior to January 1, 2003, Trustmark accounted for incentive stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, because the exercise price of Trustmark's stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. The following table reflects pro forma net income and earnings per share for the periods presented, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2005         2004
                                                          --------     --------
Net income, as reported                                   $ 26,781     $ 26,751
Add:  Total stock-based employee compensation
    expense reported in net income, net of
    related tax effects                                        188           88
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax
    effects                                                   (342)        (339)
                                                          --------     --------
Pro forma net income                                      $ 26,627     $ 26,500
                                                          ========     ========
Earnings per share:
  As reported
     Basic                                                $   0.47     $   0.46
     Diluted                                                  0.47         0.46

  Pro forma
     Basic                                                $   0.46     $   0.45
     Diluted                                                  0.46         0.45

NOTE 7 - CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.

At March 31, 2005 and 2004, Trustmark's maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $105.8 million and $74.8 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2005, the fair value of collateral held was $25.7 million.

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

NOTE 8 - BENEFIT PLANS

Pension Plan
Trustmark maintains a noncontributory defined benefit pension plan which covers substantially all associates with more than one year of service. The plan provides pension benefits that are based on the length of credited service and final average compensation as defined in the plan. Trustmark's policy is to fund amounts allowable as deductions for federal income tax purposes.

The following table presents information regarding the plan's net periodic pension costs as of March 31, ($ in thousands):
                                                                2005      2004
                                                               ------    ------
Service cost - benefits earned during the period               $  545    $  410
Interest cost on projected benefit obligation                   1,067     1,056
Expected return on plan assets                                 (1,352)   (1,251)
Amortization of prior service cost                                (22)      (22)
Recognized net actuarial loss                                     479       297
                                                               ------    ------
    Net periodic benefit cost                                  $  717    $  490
                                                               ======    ======

Supplemental Retirement Plan
Trustmark maintains a non-qualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers. The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary. Trustmark has acquired life insurance contracts on the participants covered under the plan which may be used to fund future payments under the plan.

The following table presents information regarding the plan's net periodic benefit costs as of March 31, ($ in thousands):
                                                                2005      2004
                                                               ------    ------
Service cost - benefits earned during the period               $  360    $  315
Interest cost on projected benefit obligation                     394       351
Amortization of prior service cost                                 51         -
Recognized net actuarial loss                                      26         -
                                                               ------    ------
    Net periodic benefit cost                                  $  831    $  666
                                                               ======    ======


NOTE 9 - EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock options outstanding during the period. The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented:

                                                            Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2005          2004
                                                        ----------    ----------
Basic shares                                            57,399,430    58,267,684
Dilutive shares (related to stock options)                 145,626       319,927
                                                        ----------    ----------
Diluted shares                                          57,545,056    58,587,611
                                                        ==========    ==========

NOTE 10 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $0 and $60 thousand during the three months ended March 31, 2005 and 2004, respectively. Interest paid on deposit liabilities and other borrowings approximated $26.3 million in the first three months of 2005 and $20.6 million in the first three months of 2004. For the three months ended March 31, 2005 and 2004, noncash transfers from loans to foreclosed properties were $630 thousand and $1.9 million, respectively. Assets acquired during the first quarter of 2004 as a result of the Allied Houston business combination totaled $148.1 million, while liabilities assumed totaled $161.7 million. During the first three months of 2005, $75.0 million of long-term FHLB advances were converted to short-term borrowings compared with conversions of $50.0 million in the first three months of 2004.

NOTE 11 - RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123 (SFAS No. 123r), "Share-Based Payment." This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123r establishes standards for the accounting for transactions in which a company exchanges equity instruments for goods or services. This statement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of the required effective date, public companies using the fair-value-based method for recognition or disclosure under SFAS No. 123, will apply this statement using a modified version of prospective application. Trustmark adopted the provisions of SFAS No. 123 effective January 1, 2003; therefore, Trustmark will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (unvested awards). For public companies, this statement is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark's statement of position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF 03-1 "The Meaning of Other-than-Temporary and its Application to Certain Investments". EITF 03-1 requires an evaluation of investment securities to determine if impairment is "other-than-temporary". If impairment is deemed to be other-than-temporary based on certain criteria, an impairment loss equal to the difference between the investment's cost and its fair value is recognized. EITF 03-1 also requires additional disclosure related to unrealized losses. Certain requirements of EITF 03-1 are currently delayed pending clarification.

NOTE 12 - SEGMENT INFORMATION

Trustmark's management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement services. Wealth management includes three wholly-owned subsidiaries of TNB: Trustmark Securities, Inc., Trustmark Investment Advisors, Inc., and TRMK Risk Management, Inc. Insurance includes two wholly-owned subsidiaries of
TNB: The Bottrell Insurance Agency and Fisher-Brown, Incorporated. Through Bottrell, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Fisher-Brown operates as a full-service insurance agency, selling a broad spectrum of insurance services. Administration includes all other activities that are not directly attributable to one of the major lines of business. Administration consists of internal operations such as Human Resources, Executive Administration, Property Management and Corporate Finance.

The accounting policies of each reportable segment are the same as those of the Corporation except for its internal allocations. Trustmark uses a match-funded transfer pricing process to assess operating segment performance. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Income tax expense for segments is calculated at the marginal statutory rate.

The following table discloses financial information by reportable segment for the periods ended March 31, 2005 and 2004.

Trustmark Corporation
Segment Information
($ in thousands)

                                    General
                                    Banking    Wealth Mgt. Insurance     Admin.
                                    Division    Division    Division    Division      Total
                                   ----------  ----------  ----------  ----------  ----------
For the three months ended
March 31, 2005
--------------------------
Net interest income
  from external customers          $   60,609  $    1,156  $       (2) $    6,646  $   68,409
Internal funding                       (1,702)       (227)          -       1,929           -
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                    58,907         929          (2)      8,575      68,409
Provision for loan losses                 770          (7)          -       2,033       2,796
                                   ----------  ----------  ----------  ----------  ----------
Net interest income after
  provision for loan losses            58,137         936          (2)      6,542      65,613
Noninterest income                     22,468       5,377       7,845         858      36,548
Noninterest expense                    42,645       4,807       5,396       8,294      61,142
                                   ----------  ----------  ----------  ----------  ----------
Income before income taxes             37,960       1,506       2,447        (894)     41,019
Income taxes                           13,069         553       1,006        (390)     14,238
                                   ----------  ----------  ----------  ----------  ----------
Segment net income                 $   24,891  $      953  $    1,441  $     (504) $   26,781
                                   ==========  ==========  ==========  ==========  ==========


Selected Financial Information
  Average assets                   $5,997,123  $   99,152  $   15,366  $2,027,160  $8,138,801
  Depreciation and amortization    $    2,361  $      133  $       89  $    1,175  $    3,758


For the three months ended
March 31, 2004
--------------------------
Net interest income
  from external customers          $   55,507  $    1,108  $        -  $   11,744  $   68,359
Internal funding                          186         (73)          -        (113)          -
                                   ----------  ----------  ----------  ----------  ----------
Net interest income                    55,693       1,035           -      11,631      68,359
Provision for loan losses               1,386         (21)          -        (313)      1,052
                                   ----------  ----------  ----------  ----------  ----------
Net interest income after
  provision for loan losses            54,307       1,056           -      11,944      67,307
Noninterest income                     17,992       5,108       3,169        (280)     25,989
Noninterest expense                    39,533       4,311       2,291       6,812      52,947
                                   ----------  ----------  ----------  ----------   ---------
Income before income taxes             32,766       1,853         878       4,852      40,349
Income taxes                           11,375         679         290       1,254      13,598
                                   ----------  ----------  ----------  ----------  ----------
Segment net income                 $   21,391  $    1,174  $      588  $    3,598  $   26,751
                                   ==========  ==========  ==========  ==========  ==========

Selected Financial Information
  Average assets                   $5,507,086  $   97,138  $   15,494  $2,309,691  $7,929,409
  Depreciation and amortization    $    8,383  $      105  $       34  $      927  $    9,449

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following provides a narrative discussion and analysis of Trustmark Corporation's (Trustmark) financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements contained in Management's Discussion and Analysis are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected. These risks could cause actual results to differ materially from current expectations of Management and include the following:

o The level of nonperforming assets, charge-offs and provision expense can be affected by local, state and national economic and market conditions as well as Management's judgments regarding collectability of loans.
o Material changes in market interest rates can materially affect many aspects of Trustmark's financial condition and results of operations. Trustmark is exposed to the potential of losses arising from adverse changes in market interest rates and prices which can adversely impact the value of financial products, including securities, loans, deposits, debt and derivative financial instruments. Factors that may affect the market interest rates include local, regional and national economic conditions; utilization and effectiveness of market interest rate contracts; and the availability of wholesale and retail funding sources to Trustmark. Many of these factors are outside Trustmark's control.
o Increases in prepayment speeds of mortgage loans resulting from a rapidly declining interest rate environment would have an impact on the fair value of the mortgage servicing portfolio. In addition, premium amortization on mortgage related securities included in Trustmark's securities portfolio would also be accelerated as prepayment of the mortgage loans securing these securities occur. The combination of these events could materially affect Trustmark's results of operations.
o The costs and effects of litigation and of unexpected or adverse outcomes in such litigation can materially affect Trustmark's results of operations.
o Competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, among other means, could have an effect on Trustmark's operations in our existing markets.
o Trustmark is subject to regulation by federal banking agencies and authorities and the Securities and Exchange Commission. Changes in existing regulations or the adoption of new regulations could make it more costly for Trustmark to do business or could force changes in the manner Trustmark does business, which could have an impact on Trustmark's financial condition or results of operations.

Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Trustmark undertakes no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

OVERVIEW

Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through over 145 offices and 2,600 associates predominantly within the states of Florida, Mississippi, Tennessee and Texas.

Trustmark National Bank (TNB), Trustmark's wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through four wholly-owned subsidiaries, Trustmark Securities, Inc. (formerly Trustmark Financial Services, Inc.),
Trustmark Investment Advisors, Inc., The Bottrell Insurance Agency, Inc. (Bottrell) and Fisher-Brown, Inc. In January 2005, Trustmark established a de novo subsidiary, Trustmark Risk Management, Inc. (TRMI). TRMI commenced doing business on January 31, 2005, and engages in insurance agency activities as an agent for individual life, disability and long-term care insurance, and also as agent for the sale of fixed annuities. These activities were previously provided by Bottrell.

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of March 31, 2005, Trustmark and its subsidiaries employed 2,616 full-time equivalent employees.

Net income for the three months ended March 31, 2005 and 2004, totaled $26.8 million. Basic and diluted earnings per share were $0.47 for the first quarter of 2005, compared with $0.46 for the first quarter of 2004. At March 31, 2005, Trustmark reported gross loans, including loans held for sale, of $5.573 billion, total assets of $8.180 billion, total deposits of $5.535 billion and shareholders' equity of $731.5 million.

Management utilizes certain financial ratios to gauge Trustmark's performance. Trustmark achieved a return on average assets of 1.33% and a return on average equity of 14.42% for the three months ended March 31, 2005. These compared with ratios of 1.36% for return on average assets and 15.27% for return on average equity for the three months ended March 31, 2004.

CRITICAL ACCOUNTING POLICIES

Trustmark's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. Application of these accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. These critical accounting policies are described in detail below.

Allowance for Loan Losses
The allowance for loan losses is established through provisions for estimated loan losses charged against earnings. The allowance for loan losses is maintained at a level believed adequate by management, based on estimated probable losses within the existing loan portfolio. Trustmark's allowance for loan loss methodology is based on guidance provided by SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance. Accordingly, Trustmark's methodology is based on historical loss experience by type of loan and internal risk rating, homogeneous risk pools and specific allocations, with adjustments considering current economic events and conditions. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Mortgage Servicing Rights
Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights have been retained, Trustmark allocates the cost of the loan and the servicing right based on their relative fair value. Mortgage servicing rights are amortized over the estimated period of the related net servicing income.

Mortgage servicing rights are evaluated quarterly for impairment. Impairment occurs when the estimated fair value falls below the underlying carrying value. For purposes of evaluating impairment, Trustmark stratifies its mortgage servicing portfolio on the basis of certain risk characteristics including loan type, term and note rate. Changes in interest rates, prepayment speeds or other factors could result in impairment or recovery of the servicing asset. Impairment or impairment recovery is recognized through a valuation allowance with a corresponding charge to mortgage banking noninterest income.

Benefit Plans
Benefit plan assets, liabilities and pension costs are determined utilizing actuarially present value calculations. The valuation of the benefit obligation and net periodic expense is considered critical, as it requires Management and its actuaries to make estimates regarding the amount and timing of expected cash outflows including assumptions about mortality, expected service periods, rate of compensation increases and the long-term return on plan assets. Note 8 - Benefit Plans, included in the accompanying Notes to the Consolidated Financial Statements, provides further discussion on the accounting for Trustmark's benefit plans (pension and supplemental retirement plan) and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

Fair Value Accounting Estimates
Generally accepted accounting principles require the use of fair values in determining the carrying values of assets and liabilities, as well as for specific disclosures. The most significant include securities, derivative instruments, loans held for sale, mortgage servicing rights and net assets acquired in a business combination. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, Trustmark determines fair values utilizing parameters, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by Management.

Contingent Liabilities
Trustmark estimates contingent liabilities based on Management's evaluation of the probability of outcomes and their ability to estimate the range of exposure. As stated by Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies," a liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if Management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, Management is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from Management's assessments. Whenever practicable, Management consults with outside experts (attorneys, independent accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

BUSINESS COMBINATIONS

Trustmark's strategic acquisition program is based on efforts to evaluate opportunities to expand and invest in higher-growth markets by implementing market-specific business initiatives. This approach is designed to maximize financial profitability, bolster growth prospects and enhance shareholder value. In the first quarter of 2004, Trustmark entered the dynamic Houston banking market with the purchase of five branch offices from Allied Houston Bank. The Houston MSA is among the largest and highest-growth markets in the country. In December 2004, Trustmark continued to expand insurance services, as well as its presence in the Florida Panhandle, with the acquisition of Fisher-Brown, Incorporated, Northwest Florida's leading insurance agency, headquartered in Pensacola, with offices in Milton, Mary Esther, Destin and Panama City. This transaction enhances Trustmark's strategic goal of becoming a more diversified financial services organization. For more information on these business combinations, please refer to Note 2 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark's income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for the first quarter of 2005 decreased $95 thousand, or 0.1%, when compared with the first quarter of 2004. Increases in the target fed funds rate of 150 basis points throughout 2004 and the first quarter of 2005 resulted in increased interest income-FTE and interest expense. While interest expense on interest-bearing liabilities, primarily federal funds purchased, repurchase agreements and borrowings, increased substantially, the increase in interest income on earning assets was sufficient to offset the additional interest expense. The combination of these factors resulted in a nominal decline in the NIM during the three months ended March 31, 2005 of 4 basis points when compared with the same period of 2004. For additional discussion, see Market/Interest Rate Risk Management included later in the Management's Discussion and Analysis.

Average interest-earning assets for the first quarter of 2005 were $7.324 billion, compared with $7.201 billion for the first quarter of 2004, an increase of $122.8 million, or 1.7%. Without the Allied Houston branch purchase, the increase in average interest-earning assets for the first quarter of 2005 is $48.3 million, or 0.7%. Growth in average loans for the first quarter of 2005, which increased 8.4% (7.0% without Allied Houston) when compared with the first quarter of 2004, was offset by a decrease in average securities, which decreased 15.7% when the first quarters of 2005 and 2004 are compared. The rising interest rate environment positively impacted yields as the yield on average earning assets increased from 5.07% during the first quarter of 2004 to 5.42% for the first quarter of 2005, an increase of 35 basis points. The combination of these factors resulted in an increase in interest income-FTE during the first three months of 2005 of $7.2 million, or 7.9%, when compared with the first three months of 2004.

Average interest-bearing liabilities for the first quarter of 2005 totaled $5.998 billion, compared with $5.912 billion for the first quarter of 2004, an increase of $86.1 million, or 1.5%. Without the Allied Houston branch purchase, average interest-bearing liabilities for the first quarter of 2005 decreased $7.2 million, or 0.1%. Average interest-bearing deposits and short-term borrowings increased during the first three months of 2005, which offset decreases in federal funds purchased, repurchase agreements and long-term FHLB advances. The rising interest rate environment negatively impacted yields on interest- bearing liabilities as seen in the increase in yields on federal funds purchased and repurchase agreements of 120 basis points as well as the increase in yields on borrowings of 105 basis points when the first quarters of 2005 and 2004 are compared. The average rates on interest-bearing liabilities for the first quarter of 2005 and 2004 were 1.86% and 1.38%, respectively, representing an increase of 48 basis points during 2005. As a result of these factors, total interest expense for the first three months of 2005 increased $7.3 million, or 35.9%, when compared with the first three months of 2004.

Yield/Rate Analysis Table
($ in thousands)

                                                           For the Three Months Ended March 31,
                                                ----------------------------------------------------------
                                                            2005                          2004
                                                ----------------------------  ----------------------------
                                                  Average             Yield/    Average             Yield/
                                                  Balance   Interest   Rate     Balance   Interest   Rate
                                                ----------  --------  ------  ----------  --------  ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements                  $   48,031  $    273   2.31%  $   17,238   $     43  1.00%
    Securities - taxable                         1,634,563    15,734   3.90%   1,959,518     16,196  3.32%
    Securities - nontaxable                        152,282     2,863   7.62%     160,905      3,071  7.68%
    Loans, including loans held for sale         5,489,018    79,064   5.84%   5,063,411     71,454  5.67%
                                                ----------  --------          ----------   --------
    Total interest-earning assets                7,323,894    97,934   5.42%   7,201,072     90,764  5.07%
Cash and due from banks                            348,803                       336,755
Other assets                                       530,989                       465,950
Allowance for loan losses                          (64,885)                      (74,368)
                                                ----------                    ----------
        Total Assets                            $8,138,801                    $7,929,409
                                                ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                   $4,269,372    16,368   1.55%  $3,994,704     13,386  1.35%
    Federal funds purchased and
        securities sold under
        repurchase agreements                      688,219     3,648   2.15%     892,204      2,104  0.95%
    Borrowings                                   1,040,339     7,497   2.92%   1,024,947      4,758  1.87%
                                                ----------  --------          ----------   --------
        Total interest-bearing liabilities       5,997,930    27,513   1.86%   5,911,855     20,248  1.38%
                                                            --------                       --------
Noninterest-bearing demand deposits              1,317,140                     1,258,065
Other liabilities                                   70,761                        54,928
Shareholders' equity                               752,970                       704,561
                                                ----------                    ----------
        Total Liabilities and
            Shareholders' Equity                $8,138,801                    $7,929,409
                                                ==========                    ==========

        Net Interest Margin                                   70,421   3.90%                 70,516  3.94%

Less tax equivalent adjustment                                 2,012                          2,157
                                                            --------                       --------
        Net Interest Margin per Consolidated
             Statements of Income                           $ 68,409                       $ 68,359
                                                            ========                       ========

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount to adjust the allowance for loan losses to a level, which, in Management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled $2.8 million for the first three months of 2005 and $1.1 million for the same period of 2004. The increase is primarily the result of an additional provision of $1.9 million related to a single commercial credit recognized during the first quarter of 2005. As a percentage of average loans, the provision was 0.21% for the first quarter of 2005 and 0.08% for the same period of 2004. See the section captioned "Loans and Allowance for Loan Losses" elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $36.5 million in the first quarter of 2005 compared with $26.0 million in the first quarter of 2004. NII represented 27.6% of total revenues in the first quarter of 2005 versus 22.7% in the same period of 2004. The comparative components of noninterest income for the three months ended March 31, 2005 and 2004 are shown in the accompanying table.

Noninterest Income
($ in thousands)
                                             Quarter Ended
                                               March 31,
                                          ------------------
                                            2005      2004    $ Change  % Change
                                          --------  --------  --------  --------
Service charges on deposit accounts       $ 12,384  $ 13,326  $   (942)    -7.1%
Insurance commissions                        7,862     3,185     4,677    146.8%
Wealth management                            5,243     5,016       227      4.5%
Retail banking - other                       4,752     4,132       620     15.0%
Mortgage banking                             3,851    (1,903)    5,754       n/m
Other, net                                   2,453     2,220       233     10.5%
Securities gains                                 3        13       (10)   -76.9%
                                          --------  --------  --------
     Total Noninterest Income             $ 36,548  $ 25,989  $ 10,559     40.6%
                                          ========  ========  ========

n/m - not meaningful

The single largest component of noninterest income continues to be service charges for deposit products and services, which decreased 7.1% in the first quarter of 2005 over the same period in 2004. The primary reason for the decrease in service charges is declining NSF and overdraft fees. This has resulted from an increase in electronic transactions, such as debit cards and ACH transactions. An additional component of this decrease relates to increases in earnings credits earned by commercial depositors as a result of the rising interest rate environment, which has negatively impacted the overall service charges earned on these accounts. Additionally, fees earned on deposit accounts have also declined as a result of the increased usage of accounts that do not charge a monthly service fee.

Insurance commissions were $7.9 million in the first quarter of 2005, compared with $3.2 million in the first quarter of 2004, an increase of $4.7 million or 146.8%. The increase in insurance commissions is primarily due to the Fisher-Brown acquisition, which occurred during the fourth quarter of 2004 and contributed approximately $4.2 million, or 89% of the increase.

Wealth management income was $5.2 million during the first quarter of 2005, compared with $5.0 million in the first quarter of 2004. Wealth management consists of income related to trust and advisory services, including income generated from Trustmark Securities, Inc. and Trustmark Investment Advisors, Inc. The growth in wealth management income is largely attributed to an increase in trust fee income resulting from new account growth, asset appreciation on existing accounts and changes in the fee structure related to certain managed accounts. In addition, the increased presence of wealth management teams in Florida, Houston and Memphis and the creation of the Wealth Management Center in Jackson have begun to positively impact income. At March 31, 2005, Trustmark held assets under administration of $6.196 billion and remained one of the largest providers of asset management services in Mississippi.

Retail banking - other totaled $4.8 million for the three months ended March 31, 2005, an increase of $620 thousand, or 15.0%, when compared with the same period of 2004. Retail banking - other income consists primarily of ATM fees, fees from the sale of checks, bank card fees and safe deposit box fees. This growth is a result of increased fees related to electronic transactions such as ACH and debit card transactions resulting from increased transaction volume.

Mortgage banking income was $3.9 million for the first quarter of 2005, compared to negative $1.9 million for the first quarter of 2004. As shown in the accompanying table, net mortgage servicing income has remained constant, resulting from consistent balances in the mortgage servicing portfolio. Loans serviced for others totaled $3.5 billion and $3.4 billion at March 31, 2005 and 2004, respectively. As a result, the factors that drive the change in mortgage banking income are primarily those factors that are sensitive to changes in interest rates such as amortization and impairment of mortgage servicing rights as well as gains on sales of loans.

For the first quarter of 2005, the primary factor for the increase in mortgage banking income is a reduction in amortization and impairment of mortgage servicing rights. During the three months ended March 31, 2005, amortization expense for mortgage servicing rights was $2.6 million compared with $3.6 million for the same period of 2004. In addition, Trustmark also recognized a $2.7 million recovery of impairment charges during the first quarter of 2005 compared with impairment charges of $2.1 million during the first quarter of 2004. A trend of rising interest rates during 2004 and 2005 slowed prepayments, which extended the expected life of the mortgage servicing portfolio and resulted in a decrease in amortization while also reducing the impairment of existing mortgage servicing rights. Future changes in amortization and impairment of mortgage servicing rights will continue to be closely tied to fluctuations in long-term mortgage rates.

Mortgage Banking Income
($ in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2005        2004
                                                            --------    --------
Mortgage servicing income                                   $  4,195    $ 4,228
Mortgage guaranty fees                                        (1,099)    (1,095)
                                                            --------    --------
   Mortgage servicing, net                                     3,096      3,133
Amortization of mortgage servicing rights                     (2,620)    (3,601)
Recovery (impairment) of mortgage
   servicing rights, net                                       2,732     (2,133)
Gain on sales of loans                                           334        550
Other, net                                                       309        148
                                                            --------    --------
   Mortgage banking                                         $  3,851    $(1,903)
                                                            ========    ========

The table above illustrates the components of mortgage banking included in noninterest income in the accompanying income statements.

Noninterest Expense
Trustmark's noninterest expense increased $8.2 million, or 15.5%, in the first three months of 2005 to $61.1 million, compared with $52.9 million in the same period of 2004. Excluding the Fisher-Brown acquisition and Allied Houston branch purchase, noninterest expense for the first quarter of 2005 would total $56.7 million, an increase of $3.9 million, or 7.5%, compared with the same period of 2004. Management continues to consider expense control a major component of improving shareholder value. The comparative components of noninterest expense for the three months ended March 31, 2005 and 2004 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
                                             Quarter Ended
                                               March 31,
                                          ------------------
                                            2005      2004    $ Change  % Change
                                          --------  --------  --------  --------
Salaries and employee benefits            $ 37,359  $ 31,109  $  6,250     20.1%
Services and fees                            8,958     8,379       579      6.9%
Net occupancy - premises                     3,691     3,213       478     14.9%
Equipment expense                            3,953     3,542       411     11.6%
Other expense                                7,181     6,704       477      7.1%
                                          --------  --------  --------
     Total Noninterest Expense            $ 61,142  $ 52,947  $  8,195     15.5%
                                          ========  ========  ========

Salaries and employee benefits, the largest category of noninterest expense, were $37.4 million for the first quarter of 2005, compared with $31.1 million for the same period of 2004. Business combinations, primarily Fisher-Brown, accounted for 49% of the increase. Eliminating adjustments for business combinations, salaries and employee benefits for the three months ended March 31, 2005 grew $3.3 million, or 10.8%, when compared to the same time period in 2004 primarily from merit salary increases as well as salaries and benefits for additional employees added as Trustmark continues to consider that its investment in people is one of the critical components of adding shareholder value. Trustmark's full-time equivalent employees were 2,616 and 2,425 at March 31, 2005 and 2004, respectively.

Services and fees for the first quarter of 2005 totaled $9.0 million compared to $8.4 million for the same period of 2004, an increase of $579 thousand or 6.9%. The increase in the first quarter of 2005 is attributed to professional and audit-related fees resulting from the implementation of requirements under the Sarbanes-Oxley Act of 2002 as well as growth in consulting and communication expense.

During the first three months of 2005, net occupancy-premises expense increased $478 thousand, or 14.9%. The increase during the first quarter of 2005 is attributable to occupancy costs associated with facilities acquired in the Fisher-Brown acquisition and Allied Houston branch purchase. Business combinations accounted for approximately 53.3% of the increase. The increase was also the result of additional maintenance on existing premises and higher utility costs.

Income Taxes
For the quarter ended March 31, 2005, Trustmark's combined effective tax rate was 34.7%, compared with 33.7% for the first quarter of 2004. The slight increase in Trustmark's effective tax rate for 2005 is due to immaterial changes in permanent items as a percentage of pretax income.

LIQUIDITY

Liquidity is the ability to meet asset funding requirements and operational cash outflows in a timely manner, in sufficient amount and without excess cost. Consistent cash flows from operations and adequate capital provide internally generated liquidity. Furthermore, Management maintains funding capacity from a variety of external sources to meet daily funding needs, such as those required to meet deposit withdrawals, loan disbursements and security settlements. Liquidity strategy also includes the use of wholesale funding sources to provide for the seasonal fluctuations of deposit and loan demand and the cyclical fluctuations of the economy that impact the availability of funds. Management keeps excess funding capacity available to meet potential demands associated with adverse circumstances.

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At March 31, 2005, Trustmark estimated gross fed funds borrowing capacity at $1.319 billion, compared to $1.137 billion at December 31, 2004. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $675.0 million in short-term advances and $105.9 million in long-term advances at March 31, 2005, compared with $650.0 million in short-term advances and $180.9 million in long-term advances at December 31, 2004. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $791.8 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At March 31, 2005, Trustmark had approximately $607.2 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $597.5 million available at December 31, 2004. In September 2004, Trustmark entered into a two-year revolving credit arrangement enabling borrowings of up to $50.0 million, subject to certain financial covenants. At March 31, 2005, borrowings on this line of credit totaled $5.0 million. In April 2005, Trustmark drew an additional $6.0 million from this line of credit to fund its common stock repurchase program.

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

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2005, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark's overall strategy. Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At March 31, 2005, Trustmark's shareholders' equity was $731.5 million, a decrease of $18.9 million, or 2.5%, from its level at December 31, 2004. This decrease is primarily related to dividends of $11.4 million, shares repurchased at a cost of $24.6 million and a net increase in accumulated other comprehensive loss of $10.0 million being offset by net income of $26.8 million for the first three months of 2005.

Common Stock Repurchase Program
Trustmark currently has remaining authorization for the repurchase of up to 2.1 million shares of its common stock subject to market conditions and management discretion. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 21.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 19.4 million shares for $424.1 million, including 879 thousand shares during the first quarter of 2005.

Dividends
Another strategy designed to enhance shareholder value has been to maintain a consistent dividend payout ratio, which is dividends per share divided by earnings per share. Dividends for the first three months of 2005 were $0.20 per share, increasing 5.3% when compared with dividends of $0.19 per share in the first three months of 2004. Trustmark's dividend payout ratio was 42.6% for the first quarter of 2005, compared with 41.3% for the first quarter of 2004.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital. Management believes, as of March 31, 2005, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At March 31, 2005, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.


Regulatory Capital Table
($ in thousands)

                                                                   March 31, 2005
                                             -----------------------------------------------------------
                                                                                      Minimum Regulatory
                                             Actual Regulatory   Minimum Regulatory      Provision to be
                                                  Capital         Capital Required      Well Capitalized
                                             -----------------   ------------------   ------------------
                                              Amount     Ratio    Amount      Ratio    Amount      Ratio
                                             --------   ------   --------    ------   --------    ------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                     $635,519   11.20%   $453,777     8.00%          -         -
   Trustmark National Bank                    605,469   10.87%    445,780     8.00%   $557,224    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                     $568,732   10.03%   $226,888     4.00%          -         -
   Trustmark National Bank                    541,111    9.71%    222,890     4.00%   $334,335     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                     $568,732    7.14%   $238,939     3.00%          -         -
   Trustmark National Bank                    541,111    6.93%    234,349     3.00%   $390,582     5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At March 31, 2005, earning assets were $7.411 billion, or 90.6% of total assets, compared with $7.235 billion, or 89.8% of total assets at December 31, 2004, an increase of $176.1 million, or 2.4%.

Securities
Interest-bearing investment securities are held to provide a stable alternative source of interest income and to collateralize public deposits and repurchase agreements. Trustmark's portfolio of investment securities also supports liquidity and profitability strategies and may be used to offset potential market risks in the various segments. The primary objective of the investment portfolio is to make an adequate contribution to net interest income. Management evaluates this contribution in relation to potential adverse market value risk that may impact strategic flexibility, liquidity or future earnings. At March 31, 2005, Trustmark's securities portfolio totaled $1.827 billion compared with $1.717 billion at December 31, 2004, an increase of $110.4 million, or 6.4%. Management intends to maintain a disciplined reinvestment strategy throughout 2005 based on the outlook for interest rates and opportunities as they arise.

The securities portfolio can serve as a powerful tool that Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels. The estimated duration of the portfolio was
2.62 years at March 31, 2005, 2.47 years at December 31, 2004, and 2.17 years at March 31, 2004. While this is a slight extension of the duration of Trustmark's securities portfolio, duration remains near historically low levels. Management does not expect to extend duration by a material amount during 2005.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders' equity. At March 31, 2005, AFS securities totaled $1.527 billion, which represented 83.6% of the securities portfolio, compared to $1.580 billion, or 92.0%, at December 31, 2004. At March 31, 2005, unrealized losses on AFS securities of $18.5 million, net of $7.1 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with unrealized losses of $2.2 million, net of $841 thousand in deferred income taxes, at December 31, 2004. At March 31, 2005, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2005, HTM securities totaled $300.2 million and represented 16.4% of the total portfolio, compared with $136.8 million, or 8.0%, at the end of 2004.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 87% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 75.2% of earning assets at March 31, 2005, compared with 75.1% at December 31, 2004. At March 31, 2005, loans totaled $5.573 billion, a 2.6% increase from its level of $5.431 billion at December 31, 2004. Real estate lending, primarily construction and land development, as well as loans secured by 1-4 family properties, continued to be positively impacted by low interest rates. In addition, commercial and industrial loans have also increased when compared to December 31, 2004, as a result of improvement in economic conditions as evidenced by growth in Corporate Lending as well as loans originating in Trustmark's Emerald Coast branches.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at March 31, 2005 and December 31, 2004, are shown in the accompanying table.

Total nonperforming assets increased $13.4 million, or 48.8%, during the first quarter of 2005. The increase from December 31, 2004, is primarily attributable to a single commercial credit of approximately $14.9 million, of which $13.6 million was placed on nonaccrual during the first quarter of 2005. The allowance coverage of nonperforming loans was 182.5% at March 31, 2005.

Nonperforming Assets
($ in thousands)
                                                       March 31,    December 31,
                                                         2005           2004
                                                     ------------   ------------
Nonaccrual and restructured loans                    $     36,595   $     21,864
Other real estate (ORE)                                     4,306          5,615
                                                     ------------   ------------
      Total nonperforming assets                     $     40,901   $     27,479
                                                     ============   ============

Accruing loans past due 90 days or more              $      1,506   $      5,284
                                                     ============   ============

Nonperforming assets/total loans and ORE                    0.73%          0.51%
                                                     ============   ============

The allowance for loan losses is established through provisions for estimated loan losses charged against earnings. The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. Trustmark's allowance for loan loss methodology is based on guidance provided by the SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance. Accordingly, Trustmark's methodology is based on historical loss experience by type of loan and internal risk rating, homogeneous risk pools and specific allocations, with adjustments considering current economic events and conditions.

The allowance for loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan experience for similar loans with similar characteristics and trends and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors, both internal and external, to Trustmark.

At March 31, 2005, the allowance for loan losses was $66.8 million compared with $64.8 million at December 31, 2004. The allowance represented 1.20% of total loans outstanding at March 31, 2005, compared to 1.19% at December 31, 2004. As of March 31, 2005, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Loans identified as losses by Management, internal loan review and/or bank examiners are charged-off against the allowance, while consumer loans are charged-off based on regulatory requirements. Net charge-offs for the first quarter of 2005 totaled $766 thousand compared to $1.2 million for the same period of 2004. The continued decrease in net charge-offs is a result of realignments of specific underwriting standards and changes to risk management analysis over the past 24 months.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $10.4 million at March 31, 2005, a decrease of $75.8 million when compared with December 31, 2004. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit, individual retirement accounts and brokered CDs. Total deposits were $5.535 billion at March 31, 2005, compared with $5.450 billion at December 31, 2004, an increase of $84.6 million, or 1.6%. Noninterest-bearing deposits have decreased $88.9 million during the first quarter of 2005, while interest-bearing deposits have increased $173.6 million during the same time period. At March 31, 2005, brokered CDs totaled $173.4 million, a decrease of $50.3 million when compared to December 31, 2004. Trustmark will continue to utilize a brokered CD program to provide additional deposit funding. Additional growth in interest-bearing deposits may be attributed to uncertain financial market conditions, which have led to more growth in traditional deposit products such as interest-bearing demand deposits. Management has refocused on initiatives to expand deposits in our market area as a key to providing low cost funding for loan growth.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $1.735 billion at March 31, 2005, an increase of $137.1 million, compared with $1.598 billion at December 31, 2004. Long-term FHLB advances totaled $105.9 million at March 31, 2005, a decrease of $75.0 million from December 31, 2004. On a consolidated basis, total borrowings have increased $62.1 million when compared to December 31, 2004, as Trustmark utilized wholesale funding, primarily short-term borrowings, to supplement traditional deposit growth.

LEGAL ENVIRONMENT

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests, with regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective during recent years may reduce the likelihood of unexpected, sizable awards. At the present time, Management believes, based on the advice of legal counsel and Management's evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark's consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

OFF-BALANCE SHEET ARRANGEMENTS

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers. These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At March 31, 2005 and 2004, Trustmark had commitments to extend credit of $1.387 billion and $1.229 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At March 31, 2005 and 2004, Trustmark's maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $105.8 million and $76.1 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

The primary tool utilized by the Asset/Liability Committee is a third-party modeling system, which is widely accepted in the financial institutions industry. This system provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark's interest rate, basis and prepayment risk under different conditions:

o    Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.
o Yield curve twist of +/- two standard deviations of the change in spread of the three-month Treasury bill and the 10-year Treasury note yields.
o Basis risk scenarios where federal funds/LIBOR spread widens and tightens to the high and low spread determined by using two standard deviations.
o Prepayment risk scenarios where projected prepayment speeds in up-and-down 200 basis point rate scenarios are compared to current projected prepayment speeds.

Based on the results of the simulation models using static balances at March 31, 2005, it is estimated that net interest income may decrease 0.78%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management's strategy to mitigate Trustmark's exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position. This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates (utilized in place of a 200 basis point drop scenario due to the historically low interest rate environment), it is estimated net interest income may decrease by 1.16%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2005. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. This analysis is a relatively straightforward tool that is helpful in highlighting significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. Three-month gap analysis projected at March 31, 2005, reflected a liability gap of $189 million compared with a liability gap of $134 million at December 31, 2004. One-year gap analysis projected at March 31, 2005, reflected a liability gap of $571 million compared with a liability gap of $323 million at December 31, 2004. Liability sensitivity in both the three-month and one-year gap position were primarily impacted during the first quarter of 2005 by increases in federal funds purchased as Trustmark utilized this short-term funding alternative to supply liquidity for loan growth. In addition, as a result of the current increasing interest rate environment, prepayment projections for mortgage loans and mortgage-backed securities slowed thus lengthening maturities and reducing asset sensitivity in the one-year gap position. Of the primary asset groups, Trustmark expects maturities and repricing of approximately $3.104 billion in loans and $320.4 million in securities during the next year. Management feels that this method for analyzing interest rate sensitivity does not provide a complete picture of Trustmark's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, repricing behavior of certain deposit products or varying interest rate scenarios.

As part of Trustmark's risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. As permitted by Statement of Financial Accounting Standards (SFAS) No. 133, during 2003 Trustmark redesignated these derivative instruments as fair value hedges. In accordance with SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case, Trustmark recognizes changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future. The fair value of these derivatives was $1.2 million at March 31, 2005.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of March 31, 2005, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At March 31, 2005, the fair value of these contracts was $116 thousand.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. These swaps are designated as fair value hedges. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. Although this strategy exposes Trustmark somewhat to a rising rate environment, Management felt this was more economical in light of the significant prepayment charges associated with these advances. The swap contracts are tied to the maturity of five separate FHLB advances maturing between 2005 and 2006. The fair value of these interest rate swaps at March 31, 2005 was negative $1.4 million.

RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123 (SFAS No. 123r), "Share-Based Payment." This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123r establishes standards for the accounting for transactions in which a company exchanges equity instruments for goods or services. This statement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of the required effective date, public companies using the fair-value-based method for recognition or disclosure under SFAS No. 123, will apply this statement using a modified version of prospective application. Trustmark adopted the provisions of SFAS No. 123 effective January 1, 2003; therefore, Trustmark will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (unvested awards). For public companies, this statement is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark's statement of position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) of the FASB issued EITF 03-1 "The Meaning of Other-than-Temporary and its Application to Certain Investments." EITF 03-1 requires an evaluation of investment securities to determine if impairment is "other-than-temporary." If impairment is deemed to be other-than-temporary based on certain criteria, an impairment loss equal to the difference between the investment's cost and its fair value is recognized. EITF 03-1 also requires additional disclosure related to unrealized losses. Certain requirements of EITF 03-1 are currently delayed pending clarification.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the discussion of Market/Interest Rate Risk Management found in Management's Discussion and Analysis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Trustmark, under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (Principal Financial Officer), evaluated the effectiveness of the design and operation of Trustmark's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that as of the end of the first quarter of 2005, Trustmark's disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Trustmark files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting
There has been no change in Trustmark's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Trustmark's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 2005, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended March 31, 2005:


                                                        Total Number of     Maximum Number
                                                       Shares Purchased   of Shares that May
                           Total Number    Average   as Part of Publicly   Yet be Purchased
                             of Shares   Price Paid     Announced Plans     Under the Plans
        Period               Purchased    Per Share       or Programs         or Programs
-------------------------  ------------  ----------  -------------------  ------------------
January 1, 2005 through
January 31, 2005                331,294     $ 28.35              331,294           2,631,271

February 1, 2005 through
February 28, 2005               332,693     $ 27.65              332,693           2,298,578

March 1, 2005 through
March 31, 2005                  215,309     $ 27.80              215,309           2,083,269

                                -------                          -------
            Total               879,296                          879,296
                                =======                          =======


ITEM 6.  EXHIBITS

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

                              TRUSTMARK CORPORATION


BY:       /s/ Richard G. Hickson                 BY:        /s/ Zach L. Wasson
          ----------------------                            --------------------
          Richard G. Hickson                                Zach L. Wasson
          Chairman of the Board, President                  Treasurer (Principal
          & Chief Executive Officer                         Financial Officer)

DATE:     May 10, 2005                           DATE:      May 10, 2005

                                  EXHIBIT INDEX

10-a    2005 Stock and Incentive Compensation Plan approved May 10, 2005.

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