Form 10-Q
period 2005-06-30
TRUSTMARK CORP
filed 2005-08-09
CIK 36146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 28, 2005.

         Title                                                       Outstanding
Common stock, no par value                                            56,773,614

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Trustmark Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                ($ in thousands)

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        2005           2004
                                                    ------------   ------------
Assets
Cash and due from banks (noninterest-bearing)       $    300,585   $    343,125
Federal funds sold and securities purchased
    under reverse repurchase agreements                   24,025         86,191
Securities available for sale (at fair value)          1,212,669      1,580,270
Securities held to maturity (fair value:
    $312,090-2005; $145,936-2004)                        304,589        136,797
Loans held for sale                                      144,665        101,222
Loans                                                  5,645,812      5,330,055
Less allowance for loan losses                            65,902         64,757
                                                    ------------   ------------
   Net loans                                           5,579,910      5,265,298
Premises and equipment                                   113,628        115,337
Mortgage servicing rights                                 51,561         52,463
Goodwill                                                 137,412        137,225
Identifiable intangible assets                            30,425         32,004
Other assets                                             204,930        203,025
                                                    ------------   ------------
     Total Assets                                   $  8,104,399   $  8,052,957
                                                    ============   ============

Liabilities
Deposits:
     Noninterest-bearing                            $  1,249,464   $  1,354,749
     Interest-bearing                                  4,271,260      4,095,344
                                                    ------------   ------------
         Total deposits                                5,520,724      5,450,093
Federal funds purchased                                  247,551        134,318
Securities sold under repurchase agreements              479,295        483,228
Short-term borrowings                                    827,347        980,318
Long-term FHLB advances                                  205,827        180,894
Other liabilities                                         79,017         73,710
                                                    ------------   ------------
     Total Liabilities                                 7,359,761      7,302,561

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
     Authorized: 250,000,000 shares
     Issued and outstanding:  56,751,801 shares -
        2005; 57,858,497 shares - 2004                    11,824         12,055
Capital surplus                                           91,619        121,705
Retained earnings                                        646,782        620,588
Accumulated other comprehensive loss, net of tax          (5,587)        (3,952)
                                                    ------------   ------------
     Total Shareholders' Equity                          744,638        750,396
                                                    ------------   ------------
     Total Liabilities and Shareholders' Equity     $  8,104,399   $  8,052,957
                                                    ============   ============

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                        Consolidated Statements of Income
                     ($ in thousands except per share data)
                                   (Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
Interest Income
Interest and fees on loans                             $ 84,589   $ 72,892   $162,623   $143,252
Interest on securities:
     Taxable                                             13,993     14,825     29,727     31,021
     Tax exempt                                           1,896      1,967      3,757      3,963
Interest on federal funds sold and securities
     purchased under reverse repurchase agreements          143         63        416        106
Other interest income                                        22          9         42         21
                                                       --------   --------   --------   --------
     Total Interest Income                              100,643     89,756    196,565    178,363

Interest Expense
Interest on deposits                                     18,326     13,326     34,694     26,712
Interest on federal funds purchased and securities
     sold under repurchase agreements                     4,995      2,156      8,643      4,260
Other interest expense                                    9,413      4,726     16,910      9,484
                                                       --------   --------   --------   --------
     Total Interest Expense                              32,734     20,208     60,247     40,456
                                                       --------   --------   --------   --------
Net Interest Income                                      67,909     69,548    136,318    137,907
Provision for loan losses                                 1,429      1,703      4,225      2,755
                                                       --------   --------   --------   --------

Net Interest Income After Provision
     for Loan Losses                                     66,480     67,845    132,093    135,152

Noninterest Income
Service charges on deposit accounts                      13,541     13,959     25,925     27,285
Insurance commissions                                     8,370      4,346     16,232      7,531
Wealth management                                         5,414      4,958     10,657      9,974
Retail banking - other                                    5,284      4,685     10,036      8,817
Mortgage banking, net                                    (3,246)     9,101        605      7,198
Other, net                                                2,644      1,821      5,097      4,041
Securities (losses) gains                                (4,057)         2     (4,054)        15
                                                       --------   --------   --------   --------
     Total Noninterest Income                            27,950     38,872     64,498     64,861

Noninterest Expense
Salaries and employee benefits                           37,245     32,974     74,604     64,083
Services and fees                                         8,104      8,846     17,062     17,225
Net occupancy - premises                                  3,661      3,517      7,352      6,730
Equipment expense                                         3,855      3,781      7,808      7,323
Other expense                                             7,396      6,660     14,577     13,364
                                                       --------   --------   --------   --------
     Total Noninterest Expense                           60,261     55,778    121,403    108,725
                                                       --------   --------   --------   --------
Income Before Income Taxes                               34,169     50,939     75,188     91,288
Income taxes                                             11,963     17,916     26,201     31,514
                                                       --------   --------   --------   --------
Net Income                                             $ 22,206   $ 33,023   $ 48,987   $ 59,774
                                                       ========   ========   ========   ========
Earnings Per Share
     Basic                                             $   0.39   $   0.57   $   0.86   $   1.03
                                                       ========   ========   ========   ========
     Diluted                                           $   0.39   $   0.57   $   0.86   $   1.02
                                                       ========   ========   ========   ========
Dividends Per Share                                    $   0.20   $   0.19   $   0.40   $   0.38
                                                       ========   ========   ========   ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                                ($ in thousands)
                                   (Unaudited)

                                                              2005       2004
                                                            --------   --------

Balance, January 1,                                         $750,396   $689,573
Comprehensive income:
     Net income per consolidated statements of income         48,987     59,774
     Net change in fair value of securities available
       for sale, net of tax                                   (1,635)    (5,599)
                                                            --------   --------
          Comprehensive income                                47,352     54,175
Cash dividends paid                                          (22,793)   (22,080)
Common stock issued, long-term incentive plan                  1,315      1,100
Compensation expense, stock compensation plans                   864        445
Repurchase and retirement of common stock                    (32,496)   (13,412)
                                                            --------   --------
Balance, June 30,                                           $744,638   $709,801
                                                            ========   ========

See notes to consolidated financial statements.

                     Trustmark Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                ($ in thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
Operating Activities
Net income                                                  $ 48,987   $ 59,774
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Provision for loan losses                                 4,225      2,755
     Depreciation and amortization/impairment                 15,170      9,191
     Net amortization of securities                            4,472     11,576
     Securities losses (gains)                                 4,054        (15)
     Gains on sales of loans                                  (1,985)    (3,550)
     Deferred income tax (benefit) provision                  (1,523)     6,518
     Proceeds from sales of loans held for sale              415,767    430,488
     Purchases and originations of loans held for sale      (449,297)  (399,624)
     Net increase in mortgage servicing rights                (6,427)    (6,703)
     Net increase in other assets                             (4,002)    (1,488)
     Net increase in other liabilities                         5,307      1,457
     Other operating activities, net                           1,048        710
                                                            --------   --------
Net cash provided by operating activities                     35,796    111,089

Investing Activities
Proceeds from calls and maturities of securities held
  to maturity                                                  7,861     19,247
Proceeds from calls and maturities of securities
  available for sale                                         114,154    252,656
Proceeds from sales of securities available for sale         269,668          -
Purchases of securities held to maturity                    (175,714)      (103)
Purchases of securities available for sale                   (27,649)  (331,765)
Net decrease in federal funds sold and securities
  purchased under reverse repurchase agreements               62,166     14,610
Net increase in loans                                       (317,560)  (242,840)
Purchases of premises and equipment                           (5,368)    (9,606)
Proceeds from sales of premises and equipment                  1,701        461
Proceeds from sales of other real estate                       3,691      2,573
Cash received in business combination                              -      4,622
                                                            --------   --------
Net cash used in investing activities                        (67,050)  (290,145)

Financing Activities
Net increase (decrease) in deposits                           70,631    (10,192)
Net increase (decrease) in federal funds purchased
  and securities sold under repurchase agreements            109,300    (13,014)
Net (decrease) increase in other borrowings                 (237,243)   173,118
Proceeds from long-term FHLB advances                        100,000          -
Cash dividends                                               (22,793)   (22,080)
Proceeds from exercise of stock options                        1,315      1,100
Repurchase and retirement of common stock                    (32,496)   (13,412)
                                                            --------   --------
Net cash (used in) provided by financing activities          (11,286)   115,520
                                                            --------   --------
Decrease in cash and cash equivalents                        (42,540)   (63,536)
Cash and cash equivalents at beginning of period             343,125    333,096
                                                            --------   --------
Cash and cash equivalents at end of period                  $300,585   $269,560
                                                            ========   ========

See notes to consolidated financial statements.

                      TRUSTMARK CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF
         CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation's (Trustmark) 2004 annual report on Form 10-K.

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

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

                                                        June 30,    December 31,
                                                          2005          2004
                                                      -----------   -----------
Real estate loans:
   Construction and land development                  $   606,339   $   526,321
   Secured by 1-4 family residential properties         1,973,807     1,849,267
   Secured by nonfarm, nonresidential properties          943,037       882,507
   Other                                                  147,658       135,938
Loans to finance agricultural production                   36,183        29,885
Commercial and industrial                                 866,493       865,436
Consumer                                                  807,852       812,133
Obligations of states and political subdivisions          186,099       178,222
Other loans                                                78,344        50,346
                                                      -----------   -----------
   Loans                                                5,645,812     5,330,055
   Less allowance for loan losses                          65,902        64,757
                                                      -----------   -----------
      Net loans                                       $ 5,579,910   $ 5,265,298
                                                      ===========   ===========

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

                                                            Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           2005         2004
                                                        ----------   ----------
Balance at beginning of year                            $   64,757   $   74,276
Provision charged to expense                                 4,225        2,755
Loans charged off                                           (7,625)      (7,655)
Recoveries                                                   4,545        4,803
                                                        ----------   ----------
Net charge-offs                                             (3,080)      (2,852)
                                                        ----------   ----------
Balance at end of period                                $   65,902   $   74,179
                                                        ==========   ==========

At June 30, 2005 and 2004, the carrying amounts of nonaccrual loans were $32.7 million and $27.0 million, respectively. Included in these nonaccrual loans at June 30, 2005 and 2004, are loans that are considered to be impaired, which totaled $26.3 million and $20.2 million, respectively. At June 30, 2005, the total allowance for loan losses related to impaired loans was $8.0 million compared with $5.3 million at June 30, 2004. The average carrying amounts of impaired loans during the second quarter of 2005 and 2004 were $26.2 million and $20.0 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three and six month periods ended June 30, 2005 and 2004.

NOTE 4 - MORTGAGE BANKING

At June 30, 2005 and December 31, 2004, the carrying amount of mortgage servicing rights are as follows ($ in thousands):

                                                        June 30,    December 31,
                                                          2005          2004
                                                      -----------   -----------
Mortgage Servicing Rights                             $    59,694   $    58,507
Valuation Allowance                                        (8,133)       (6,044)
                                                      -----------   -----------
    Mortgage Servicing Rights, net                    $    51,561   $    52,463
                                                      ===========   ===========

Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights are retained, Trustmark allocated the cost of the loan and the servicing right based on their relative fair values. Mortgage servicing rights are amortized over the estimated period of the related net servicing income. At June 30, 2005, Trustmark serviced $3.5 billion in mortgage loans for others.

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

NOTE 5 - DEPOSITS

At June 30, 2005 and December 31, 2004, deposits consisted of the following ($ in thousands):

                                                        June 30,    December 31,
                                                          2005          2004
                                                      -----------   -----------
Noninterest-bearing demand                            $ 1,249,464   $ 1,354,749
Interest-bearing demand                                   987,774     1,362,437
Savings                                                 1,378,787       892,643
Time                                                    1,904,699     1,840,264
                                                      -----------   -----------
    Total deposits                                    $ 5,520,724   $ 5,450,093
                                                      ===========   ===========

Improved coverage of sweep eligible accounts resulting from the implementation of a third-party software product was the primary factor in an increase in savings accounts, which have no reserve requirement as defined by the Federal Reserve Bank, and a resulting decline in transaction based interest-bearing demand deposits and noninterest-bearing demand deposits.

NOTE 6 - STOCK-BASED COMPENSATION

On May 10, 2005, the shareholders of Trustmark, upon the recommendation of Trustmark's Board of Directors, approved the Trustmark Corporation 2005 Stock and Incentive Compensation Plan (the 2005 Plan), which was adopted by the Board of Directors, and replaces the Trustmark Corporation 1997 Long Term Incentive Plan (the 1997 Plan). The 2005 Plan became effective May 10, 2005, and subject to earlier termination by the Board of Directors, terminates on May 9, 2015. The 2005 Plan allows Trustmark to make grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. The maximum number of shares of Trustmark's common stock available for issuance under the 2005 Plan is the sum of (1) 6,000,000 common shares plus (2) the number of outstanding options under the 1997 Plan, which expire or are otherwise terminated or forfeited after May 10, 2005.

Effective  January  1,  2003,  Trustmark  adopted  the  fair  value  recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" prospectively for all awards granted, modified or settled after January 1, 2003. Under the provisions of this statement, compensation expense is recognized by the straight line method for grants issued after January 1, 2003, utilizing the fair value of the grants over the vesting period. Compensation expense for stock options granted is estimated using the fair value of each option granted using the Black-Scholes option-pricing model. Compensation expense for restricted stock granted is recorded over the service period based on the fair value of the underlying common stock on the date of grant based on the number of restricted shares expected to vest.

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

                                                   Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                   -------------------   -------------------
                                                     2005       2004       2005       2004
                                                   --------   --------   --------   --------
Net income, as reported                            $ 22,206   $ 33,023   $ 48,987   $ 59,774

Add:  Total stock-based compensation expense
    reported in net income, net of related tax
    effects                                             232        186        421        275
Deduct:  Total stock-based compensation expense
    determined under fair value based method for
    all awards, net of related tax effects             (385)      (437)      (795)      (830)
                                                   --------   --------   --------   --------
Pro forma net income                               $ 22,053   $ 32,772   $ 48,613   $ 59,219
                                                   ========   ========   ========   ========
Earnings per share:
  As reported
     Basic                                         $   0.39   $   0.57   $   0.86   $   1.03
     Diluted                                           0.39       0.57       0.86       1.02

  Pro forma
     Basic                                         $   0.39   $   0.56   $   0.85   $   1.02
     Diluted                                           0.39       0.56       0.85       1.01

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

At June 30, 2005 and 2004, Trustmark's maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $114.5 million and $91.4 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2005, the fair value of collateral held was $26.0 million.

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

The following table presents information regarding the plan's net periodic pension costs for the six months ended June 30, ($ in thousands):

                                                               2005       2004
                                                              -------   -------
Service cost - benefits earned during the period              $ 1,090   $   819
Interest cost on projected benefit obligation                   2,135     2,113
Expected return on plan assets                                 (2,704)   (2,503)
Amortization of prior service cost                                (45)      (44)
Recognized net actuarial loss                                     959       595
                                                              -------   -------
    Net periodic benefit cost                                 $ 1,435   $   980
                                                              =======   =======

Supplemental Retirement Plan
Trustmark maintains a non-qualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers. The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary. Trustmark has acquired life insurance contracts on the participants covered under the plan which may be used to fund future payments.

The following table presents information regarding the plan's net periodic benefit costs for the six months ended June 30, ($ in thousands):

                                                               2005       2004
                                                              -------   -------
Service cost - benefits earned during the period              $   723   $   508
Interest cost on projected benefit obligation                     783       702
Amortization of prior service cost                                101         -
Recognized net actuarial loss                                      52         -
                                                              -------   -------
    Net periodic benefit cost                                 $ 1,659   $ 1,210
                                                              =======   =======

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

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                           -----------------------   -----------------------
                                              2005         2004         2005         2004
                                           ----------   ----------   ----------   ----------
Basic shares                               56,828,841   58,055,793   57,112,559   58,161,738
Dilutive shares (related to stock options)    139,154      255,539      138,838      287,624
                                           ----------   ----------   ----------   ----------
Diluted shares                             56,967,995   58,311,332   57,251,397   58,449,362
                                           ==========   ==========   ==========   ==========

For the quarters ended June 30, 2005 and 2004, options to purchase 1.0 million and 767 thousand shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 10 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $22.4 million and $21.2 million during the six months ended June 30, 2005 and 2004, respectively. Interest paid on deposit liabilities and other borrowings approximated $45.8 million in the first six months of 2005 and $40.8 million in the first six months of 2004. For the six months ended June 30, 2005 and 2004, noncash transfers from loans to foreclosed properties were $1.1 million and $3.3 million, respectively. Assets acquired during the first quarter of 2004 as a result of the Allied Houston business combination totaled $148.1 million, while liabilities assumed totaled $161.7 million. During the first six months of 2005, $75.0 million of long-term FHLB advances were converted to short-term borrowings compared with conversions of $150.0 million in the first six months of 2004.

NOTE 11 - RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 is a replacement of APB No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principle as well as changes required by an accounting pronouncement that provide no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark's statement of position or results of operations.

In December 2004, the FASB issued a revision of SFAS No. 123 (SFAS No. 123r), "Share-Based Payment." This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123r establishes standards for the accounting for transactions in which a company exchanges equity instruments for goods or services. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of the required effective date, public companies using the fair-value-based method for recognition or disclosure under SFAS No. 123, will apply this statement using a modified version of prospective application. Trustmark adopted the provisions of SFAS No. 123 effective January 1, 2003; therefore, Trustmark will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (unvested awards). For public companies, this statement is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark's statement of position or results of operations.

NOTE 12 - SEGMENT INFORMATION

Trustmark's management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement services. Wealth management includes three wholly-owned subsidiaries of TNB: Trustmark Securities, Inc., Trustmark Investment Advisors, Inc., and TRMK Risk Management, Inc. Insurance includes two wholly-owned subsidiaries of
TNB: The Bottrell Insurance Agency and Fisher-Brown, Incorporated. Through Bottrell, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Fisher-Brown operates as a full-service insurance agency, selling a broad spectrum of insurance services. Administration includes all other activities that are not directly attributable to one of the major lines of business. Administration consists of internal operations such as Human Resources, Executive Administration, Property Management, Treasury (Funds Management) and Corporate Finance.

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

The following table discloses financial information by reportable segment for the periods ended June 30, 2005 and 2004.

Trustmark Corporation
Segment Information
($ in thousands)

                                  General      Wealth
                                  Banking    Management   Insurance    Admin.
                                  Division    Division    Division    Division     Total
For the three months ended       ----------  ----------  ----------  ----------  ----------
June 30, 2005
--------------------------
Net interest income from
  external customers             $   65,837  $    1,257  $       (3) $      818  $   67,909
Internal funding                     (4,312)       (348)          -       4,660           -
                                 ----------  ----------  ----------  ----------  -----------
Net interest income                  61,525         909          (3)      5,478      67,909
Provision for loan losses             3,416           -           -      (1,987)      1,429
                                 ----------  ----------  ----------  ----------  -----------
Net interest income after
  provision for loan losses          58,109         909          (3)      7,465      66,480
Noninterest income                   18,442       5,562       8,348      (4,402)     27,950
Noninterest expense                  41,247       4,547       5,631       8,836      60,261
                                 ----------  ----------  ----------  ----------  -----------
Income before income taxes           35,304       1,924       2,714      (5,773)     34,169
Income taxes                         12,174         715       1,120      (2,046)     11,963
                                 ----------  ----------  ----------  ----------  -----------
Segment net income               $   23,130  $    1,209  $    1,594  $   (3,727) $   22,206
                                 ==========  ==========  ==========  ==========  ===========

Selected Financial Information
  Average assets                 $6,156,930  $   98,349  $   17,897  $1,981,421  $8,254,597
  Depreciation and
    amortization/impairment      $   10,007  $      134  $       93  $    1,178  $   11,412


For the three months ended
June 30, 2004
--------------------------
Net interest income from
  external customers             $   58,108  $    1,095  $        -  $   10,345  $   69,548
Internal funding                        652        (102)          -        (550)          -
                                 ----------  ----------  ----------  ----------  -----------
Net interest income                  58,760         993           -       9,795      69,548
Provision for loan losses             1,758          (6)          -         (49)      1,703
                                 ----------  ----------  ----------  ----------  -----------
Net interest income after
  provision for loan losses          57,002         999           -       9,844      67,845
Noninterest income                   28,969       5,042       4,333         528      38,872
Noninterest expense                  40,712       4,558       2,835       7,673      55,778
                                 ----------  ----------  ----------  ----------  -----------
Income before income taxes           45,259       1,483       1,498       2,699      50,939
Income taxes                         15,700         551         583       1,082      17,916
                                 ----------  ----------  ----------  ----------  -----------
Segment net income               $   29,559  $      932  $      915  $    1,617  $   33,023
                                 ==========  ==========  ==========  ==========  ===========

Selected Financial Information
  Average assets                 $5,755,605  $   97,912  $   16,336  $2,372,565  $8,242,418
  Depreciation and
    amortization/impairment      $   (1,386) $      122  $       34  $      972  $     (258)

Trustmark Corporation
Segment Information
($ in thousands)

                                  General      Wealth
                                  Banking    Management   Insurance    Admin.
                                  Division    Division    Division    Division     Total
For the six months ended         ----------  ----------  ----------  ----------  ----------
June 30, 2005
------------------------
Net interest income
  from external customers        $  126,446  $    2,413  $       (5) $    7,464  $  136,318
Internal funding                     (6,014)       (575)          -       6,589           -
                                 ----------  ----------  ----------  ----------  -----------
Net interest income                 120,432       1,838          (5)     14,053     136,318
Provision for loan losses             4,186          (7)          -          46       4,225
                                 ----------  ----------  ----------  ----------  -----------
Net interest income after
  provision for loan losses         116,246       1,845          (5)     14,007     132,093
Noninterest income                   40,910      10,939      16,193      (3,544)     64,498
Noninterest expense                  83,892       9,354      11,027      17,130     121,403
                                 ----------  ----------  ----------  ----------  -----------
Income before income taxes           73,264       3,430       5,161      (6,667)     75,188
Income taxes                         25,243       1,268       2,126      (2,436)     26,201
                                 ----------  ----------  ----------  ----------  -----------
Segment net income               $   48,021  $    2,162  $    3,035  $   (4,231) $   48,987
                                 ==========  ==========  ==========  ==========  ===========

Selected Financial Information
  Average assets                 $6,077,468  $   98,748  $   16,639  $2,004,164  $8,197,019
  Depreciation and
    amortization/impairment      $   12,368  $      267  $      182  $    2,353  $   15,170

For the six months ended
June 30, 2004
------------------------
Net interest income from
  external customers             $  113,615  $    2,203  $        -  $   22,089  $  137,907
Internal funding                        838        (175)          -        (663)          -
                                 ----------  ----------  ----------  ----------  -----------
Net interest income                 114,453       2,028           -      21,426     137,907
Provision for loan losses             3,144         (27)          -        (362)      2,755
                                 ----------  ----------  ----------  ----------  -----------
Net interest income after
  provision for loan losses         111,309       2,055           -      21,788     135,152
Noninterest income                   46,961      10,150       7,502         248      64,861
Noninterest expense                  80,245       8,869       5,126      14,485     108,725
                                 ----------  ----------  ----------  ----------  -----------
Income before income taxes           78,025       3,336       2,376       7,551      91,288
Income taxes                         27,075       1,230         873       2,336      31,514
                                 ----------  ----------  ----------  ----------  -----------
Segment net income               $   50,950  $    2,106  $    1,503  $    5,215  $   59,774
                                 ==========  ==========  ==========  ==========  ===========


Selected Financial Information
  Average assets                 $5,631,345  $   97,920  $   15,521  $2,341,128  $8,085,914
  Depreciation and
    amortization/impairment      $    6,997  $      227  $       68  $    1,899  $    9,191

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

OVERVIEW

Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through over 145 offices and 2,616 associates predominantly within the states of Florida, Mississippi, Tennessee and Texas.

Trustmark National Bank (TNB), Trustmark's wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through four wholly-owned subsidiaries, Trustmark Securities, Inc. (formerly Trustmark Financial Services, Inc.),
Trustmark Investment Advisors, Inc., The Bottrell Insurance Agency, Inc. (Bottrell) and Fisher-Brown, Incorporated. In January 2005, Trustmark established a de novo subsidiary, Trustmark Risk Management, Inc. (TRMI). TRMI commenced doing business on January 31, 2005, and engages in insurance agency activities as an agent for individual life, disability and long-term care insurance, and also as agent for the sale of fixed annuities. These activities were previously provided by Bottrell.

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

Net income for the three months ended June 30, 2005 and 2004, totaled $22.2 million and $33.0 million, respectively. Basic and diluted earnings per share were $0.39 for the second quarter of 2005, compared with $0.57 for the second quarter of 2004. Earnings during the second quarter of 2005 included a pre-tax, non-cash charge of $4.8 million for impairment of the home mortgage servicing portfolio related to declines in long-term interest rates during the quarter. Also included in earnings for the second quarter of 2005 is a pre-tax charge of $4.1 million related to the sale of certain investment securities. See the section captioned "Noninterest Income" elsewhere in this discussion for further analysis of these items. Net income for the six months ended June 30, 2005 and 2004, totaled $49.0 million and $59.8 million, respectively. Basic and diluted earnings per share for the six months ended June 30, 2005 were $0.86 compared with basic earnings per share of $1.03 and diluted earnings per share of $1.02 for the six months ended June 30, 2004. At June 30, 2005, Trustmark reported gross loans, including loans held for sale, of $5.790 billion, total assets of $8.104 billion, total deposits of $5.521 billion and shareholders' equity of $744.6 million.

Management utilizes certain financial ratios to gauge Trustmark's performance. Trustmark achieved a return on average assets of 1.08% and a return on average equity of 11.84% for the three months ended June 30, 2005. These compared with ratios of 1.61% for return on average assets and 18.51% for return on average equity for the three months ended June 30, 2004. For the six months ended June 30, 2005, Trustmark achieved a return on average assets of 1.21% and a return on average equity of 13.13%. These compare to a return on average assets of 1.49% and a return on average equity of 16.91% for the same periods of 2004.

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

Yield/Rate Analysis Table
($ in thousands)

                                                               For the Three Months Ended June 30,
                                                 ---------------------------------------------------------------
                                                              2005                             2004
                                                 -----------------------------   -------------------------------
                                                   Average               Yield/     Average               Yield/
                                                   Balance    Interest    Rate      Balance    Interest    Rate
                                                 ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements                   $   18,308   $    143    3.13%   $   24,132   $     63    1.05%
    Securities - taxable                          1,600,322     13,993    3.51%    2,021,527     14,825    2.95%
    Securities - nontaxable                         157,178      2,917    7.44%      158,896      3,026    7.66%
    Gross loans, including loans held for sale    5,669,110     85,663    6.06%    5,288,298     73,917    5.62%
                                                 ----------   --------   ------   ----------   --------   ------
    Total interest-earning assets                 7,444,918    102,716    5.53%    7,492,853     91,831    4.93%
Cash and due from banks                             343,117                          337,596
Other assets                                        532,805                          486,184
Allowance for loan losses                           (66,243)                         (74,215)
                                                 ----------                       ----------
        Total Assets                             $8,254,597                       $8,242,418
                                                 ==========                       ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                    $4,277,848     18,326    1.72%   $4,108,546     13,326    1.30%
    Federal funds purchased and
        securities sold under
        repurchase agreements                       745,858      4,995    2.69%      894,158      2,156    0.97%
    Borrowings                                    1,138,709      9,413    3.32%    1,184,423      4,726    1.60%
                                                 ----------   --------   ------   ----------   --------   ------
        Total interest-bearing liabilities        6,162,415     32,734    2.13%    6,187,127     20,208    1.31%
                                                              --------                         --------
Noninterest-bearing demand deposits               1,261,788                        1,283,043
Other liabilities                                    78,121                           54,867
Shareholders' equity                                752,273                          717,381
                                                 ----------                       ----------
        Total Liabilities and
           Shareholders' Equity                  $8,254,597                       $8,242,418
                                                 ==========                       ==========

        Net Interest Margin                                     69,982    3.77%                  71,623    3.84%

Less tax equivalent adjustment                                   2,073                            2,075
                                                              --------                         --------
        Net Interest Margin per Consolidated
             Statements of Income                             $ 67,909                         $ 69,548
                                                              ========                         ========

Net interest income-FTE for the three-month and six-month periods of 2005 decreased $1.6 million, or 2.3%, and $1.7 million, or 1.2%, when compared with the same periods of 2004. Increases in the target fed funds rate of 225 basis points throughout 2004 and the first half of 2005 resulted in increased interest income-FTE and interest expense. While interest expense on interest-bearing liabilities, primarily federal funds purchased, repurchase agreements and borrowings, increased substantially, the increase in interest income on earning assets was sufficient to offset the additional interest expense. The combination of these factors resulted in a nominal decline in the NIM during the six months ended June 30, 2005 of 6 basis points when compared with the same period of 2004. For additional discussion, see Market/Interest Rate Risk Management included later in the Management's Discussion and Analysis.

Yield/Rate Analysis Table
($ in thousands)

                                                               For the Six Months Ended June 30,
                                                 ---------------------------------------------------------------
                                                              2005                             2004
                                                 -----------------------------   -------------------------------
                                                   Average               Yield/     Average               Yield/
                                                   Balance    Interest    Rate      Balance    Interest    Rate
                                                 ----------   --------   ------   ----------   --------   ------
Assets
Interest-earning assets:
    Federal funds sold and securities
         purchased under reverse
         repurchase agreements                   $   33,087   $    416    2.54%   $   20,685   $    106    1.03%
    Securities - taxable                          1,617,348     29,727    3.71%    1,990,523     31,021    3.13%
    Securities - nontaxable                         154,744      5,780    7.53%      159,901      6,097    7.67%
    Gross loans, including loans held for sale    5,579,561    164,727    5.95%    5,175,855    145,371    5.65%
                                                 ----------   --------   ------   ----------   --------   ------
    Total interest-earning assets                 7,384,740    200,650    5.48%    7,346,964    182,595    5.00%
Cash and due from banks                             345,944                          337,176
Other assets                                        531,903                          476,066
Allowance for loan losses                           (65,568)                         (74,292)
                                                 ----------                       ----------
        Total Assets                             $8,197,019                       $8,085,914
                                                 ==========                       ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
    Interest-bearing deposits                    $4,273,634     34,694    1.64%   $4,051,625     26,712    1.33%
    Federal funds purchased and
        securities sold under
        repurchase agreements                       717,198      8,643    2.43%      893,181      4,260    0.96%
    Borrowings                                    1,089,795     16,910    3.13%    1,104,686      9,484    1.73%
                                                 ----------   --------   ------   ----------   --------   ------
        Total interest-bearing liabilities        6,080,627     60,247    2.00%    6,049,492     40,456    1.34%
                                                              --------                         --------
Noninterest-bearing demand deposits               1,289,311                        1,270,554
Other liabilities                                    74,461                           54,897
Shareholders' equity                                752,620                          710,971
                                                 ----------                       ----------
        Total Liabilities and
            Shareholders' Equity                 $8,197,019                       $8,085,914
                                                 ==========                       ==========
        Net Interest Margin                                    140,403    3.83%                 142,139    3.89%

Less tax equivalent adjustment                                   4,085                            4,232

        Net Interest Margin per Consolidated                  --------                         --------
             Statements of Income                             $136,318                         $137,907
                                                              ========                         ========

Average interest-earning assets for the first half of 2005 were $7.385 billion, compared with $7.347 billion for the first half of 2004, an increase of $37.8 million, or 0.5%. Without the Allied Houston branch purchase, the increase in average interest-earning assets for the first half of 2005 is $11.8 million, or 0.2%. Growth in average loans for the first half of 2005, which increased 7.8% (7.3% without Allied Houston) when compared with the first half of 2004, was offset by a decrease in average securities, which decreased 17.6% when the first six months of 2005 and 2004 are compared. Since the fourth quarter of 2003, Management has been adjusting the balance sheet in anticipation of the risk of rising rates. This strategy has been well founded as short-term rates have risen 225 basis points over that time period. However, the upward shift in the short-term rates without a proportionate upward shift in long-term rates has diminished the profitability of holding long-term assets. If ignored, persistent interest rate behavior of this nature could lead to significant negative impact on margin. In preparation for potential adverse risks to margin, Management implemented a strategy of exiting certain assets and reducing balances of funding sources that would bear the highest costs in such a rate environment. This began in the fourth quarter of 2004, with the sale of $304 million in mortgage-related and U. S. Treasury securities and continued during the second quarter of 2005 when Trustmark sold $256 million in U. S. Government Agency and
U. S. Treasury securities. Projected funding costs to carry these investments to their remaining maturity may have generated a greater negative margin impact than the actual losses incurred at sale. Proceeds from sales were used to reduce balances of higher-cost funding sources. The rising interest rate environment positively impacted yields as the yield on average earning assets increased from 5.00% during the first half of 2004 to 5.48% for the first half of 2005, an increase of 48 basis points. The combination of these factors resulted in an increase in interest income-FTE during the first six months of 2005 of $18.1 million, or 9.9%, when compared with the first six months of 2004.

Average interest-bearing liabilities for the first half of 2005 totaled $6.081 billion, compared with $6.049 billion for the first half of 2004, an increase of $31.1 million, or 0.5%. Without the Allied Houston branch purchase, average interest-bearing liabilities for the first half of 2005 decreased $11.6 million, or 0.2%. Average interest-bearing deposits and short-term borrowings increased during the first six months of 2005, which offset decreases in federal funds purchased, repurchase agreements and long-term FHLB advances resulting from liquidity created from the sale of securities mentioned above. The rising interest rate environment negatively impacted yields on interest-bearing liabilities as seen in the increase in rates on interest-bearing deposits of 31 basis points, federal funds purchased and repurchase agreements of 147 basis points as well as the increase in rates on borrowings of 140 basis points when the first six months of 2005 and 2004 are compared. The average rates on interest-bearing liabilities for the first half of 2005 and 2004 were 2.00% and 1.34%, respectively, representing an increase of 66 basis points during 2005. As a result of these factors, total interest expense for the first six months of 2005 increased $19.8 million, or 48.9%, when compared with the first six months of 2004.

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount to adjust the allowance for loan losses to a level, which, in Management's best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses for the three and six months ended June 30, 2005, totaled $1.4 million and $4.2 million, respectively, compared with $1.7 million and $2.8 million, respectively, for the same periods of 2004. The increase for the six months ended June 30, 2005, is primarily the result of an additional provision of $1.9 million related to a single commercial credit recognized during the first quarter of 2005. As a percentage of average loans, the provision was 0.15% for the first half of 2005 and 0.11% for the same period of 2004. See the section captioned "Loans and Allowance for Loan Losses" elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $64.5 million in the first six months of 2005 compared with $64.9 million in the first six months of 2004. The comparative components of noninterest income for the six months ended June 30, 2005 and 2004 are shown in the accompanying table.

Noninterest Income
($ in thousands)
                                         Six Months Ended
                                             June 30,
                                       -------------------
                                         2005       2004     $ Change   % Change
                                       --------   --------   --------   --------
Service charges on deposit accounts    $ 25,925   $ 27,285   $ (1,360)     -5.0%
Insurance commissions                    16,232      7,531      8,701     115.5%
Wealth management                        10,657      9,974        683       6.8%
Retail banking - other                   10,036      8,817      1,219      13.8%
Mortgage banking, net                       605      7,198     (6,593)    -91.6%
Other, net                                5,097      4,041      1,056      26.1%
Securities (losses) gains                (4,054)        15     (4,069)       n/m
                                       --------   --------   --------   --------
     Total Noninterest Income          $ 64,498   $ 64,861   $   (363)     -0.6%
                                       ========   ========   ========   ========

n/m - not meaningful

The single largest component of noninterest income continues to be service charges for deposit products and services, which decreased 5.0% in the first six months of 2005 over the same period in 2004. The primary reason for the decrease in service charges is a decline in fees earned on deposit accounts as a result of increased usage of accounts that do not charge a monthly service fee. An additional component of this decrease relates to increases in earnings credits earned by commercial depositors as a result of the rising interest rate environment, which has negatively impacted the overall service charges earned on these accounts.

Insurance commissions were $16.2 million in the first six months of 2005, compared with $7.5 million in the first six months of 2004, an increase of $8.7 million or 115.5%. The increase in insurance commissions is primarily due to the Fisher-Brown acquisition, which occurred during the fourth quarter of 2004 and contributed approximately $8.5 million, or 98% of the increase.

Wealth management income was $10.7 million during the first six months of 2005, compared with $10.0 million in the first six months of 2004. Wealth management consists of income related to trust and advisory services, including income generated from Trustmark Securities, Inc. and Trustmark Investment Advisors, Inc. The growth in wealth management income is largely attributed to an increase in trust fee income resulting from new account growth, asset appreciation on existing accounts and changes in the fee structure related to certain managed accounts. In addition, the increased presence of wealth management teams in Florida, Houston and Memphis and the creation of the Wealth Management Center in Jackson have begun to positively impact income. At June 30, 2005, Trustmark held assets under administration of $6.1 billion and remained one of the largest providers of asset management services in Mississippi.

Retail banking - other totaled $10.0 million for the six months ended June 30, 2005, an increase of $1.2 million, or 13.8%, when compared with the same period of 2004. Retail banking - other income consists primarily of ATM fees, fees from the sale of checks, bank card fees and safe deposit box fees. This growth is a result of increased fees related to electronic transactions such as ACH and debit card transactions resulting from increased transaction volume.

Mortgage banking income was $605 thousand for the first six months of 2005, compared to $7.2 million for the first six months of 2004. As shown in the accompanying table, net mortgage servicing income has remained constant, resulting from consistent balances in the mortgage servicing portfolio. Loans serviced for others totaled $3.5 billion and $3.4 billion at June 30, 2005 and 2004, respectively. As a result, the factors that drive the change in mortgage banking income are primarily those factors that are sensitive to changes in interest rates such as amortization and impairment of mortgage servicing rights as well as gains on sales of loans.

For the first six months of 2005, the primary factor for the decrease in mortgage banking income is an increase of $6.7 million in impairment of mortgage servicing rights resulting from declines in long-term interest rates during the second quarter. This non-cash charge against income could be reversed, in whole or in part, if long-term interest rates rise, refinancing slows and the expected life of home mortgages lengthens. Amortization expense decreased to $5.2 million for the first six months of 2005 when compared with $6.4 million for the same period in 2004, as the expected life of the portfolio has lengthened in response to a rise in interest rates from the historically low environment of the first quarter of 2004. Future changes in amortization and impairment of mortgage servicing rights will continue to be closely tied to fluctuations in long-term mortgage rates. Gain on sales of loans decreased from $2.3 million during the six months ended June 30, 2004, to $708 thousand during the six months ended June 30, 2005. The overall total of loan sales from secondary marketing activities declined from $426.9 million during the first half of 2004 to $415.1 million in the first half of 2005. The volatile interest rate environment experienced during 2005 has presented fewer gain on sale opportunities when compared to the first half of 2004.

The following table illustrates the components of mortgage banking included in noninterest income in the accompanying income statements.

Mortgage Banking Income
($ in thousands)
                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               2005       2004
                                                             -------    -------
Mortgage servicing income                                    $ 8,412    $ 8,445
Mortgage guaranty fees                                        (2,228)    (2,221)
                                                             -------    -------
   Mortgage servicing, net                                     6,184      6,224
Amortization of mortgage servicing rights                     (5,240)    (6,401)
(Impairment)/Recovery of mortgage
   servicing rights, net                                      (2,089)     4,627
Gain on sales of loans                                           708      2,347
Other, net                                                     1,042        401
                                                             -------    -------
   Mortgage banking, net                                     $   605    $ 7,198
                                                             =======    =======

Securities losses totaled $4.1 million during the six months ended June 30, 2005, compared with securities gains of $15 thousand during the same period of 2004. The losses for the six months ended June 30, 2005, primarily resulted from the sale of $256 million in U.S. Government Agency and U.S. Treasury securities during the second quarter of 2005. The sale of these securities resulted from an intentional reduction in the investment portfolio due to the declining profitability of holding longer-term investment securities.

Noninterest Expense
Trustmark's noninterest expense increased $12.7 million, or 11.7%, in the first six months of 2005 to $121.4 million, compared with $108.7 million in the same period of 2004. Excluding the Fisher-Brown acquisition and Allied Houston branch purchase, noninterest expense for the first six months of 2005 would total $112.8 million, an increase of $5.3 million, or 4.9%, compared with the same period of 2004. Management continues to consider expense control a major component of improving shareholder value. The comparative components of noninterest expense for the six months ended June 30, 2005 and 2004 are shown in the accompanying table.

Noninterest Expense
($ in thousands)

                                         Six Months Ended
                                             June 30,
                                       -------------------
                                         2005       2004     $ Change   % Change
                                       --------   --------   --------   --------
Salaries and employee benefits         $ 74,604   $ 64,083   $ 10,521      16.4%
Services and fees                        17,062     17,225       (163)     -0.9%
Net occupancy - premises                  7,352      6,730        622       9.2%
Equipment expense                         7,808      7,323        485       6.6%
Other expense                            14,577     13,364      1,213       9.1%
                                       --------   --------   --------   --------
     Total Noninterest Expense         $121,403   $108,725   $ 12,678      11.7%
                                       ========   ========   ========   ========

Salaries and employee benefits, the largest category of noninterest expense, were $74.6 million for the first six months of 2005, compared with $64.1 million for the same period of 2004. Business combinations, primarily Fisher-Brown, accounted for 58% of the increase. Eliminating adjustments for business combinations, salaries and employee benefits for the six months ended June 30, 2005, grew $5.3 million, or 8.3%, when compared to the same time period in 2004 primarily from merit salary increases as well as salaries and benefits for additional employees added as Trustmark continues to consider that its investment in people is one of the critical components of adding shareholder value. Trustmark's full-time equivalent employees were 2,616 and 2,465 at June 30, 2005 and 2004, respectively.

During the first six months of 2005, net occupancy-premises expense increased $622 thousand, or 9.2%. The increase during the first half of 2005 is attributable to occupancy costs associated with facilities acquired in the Fisher-Brown acquisition and Allied Houston branch purchase. Business combinations accounted for approximately 80% of the increase. The increase was also the result of additional maintenance on existing premises.

Equipment expense totaled $7.8 million for the six months ended June 30, 2005, compared with $7.3 million for the same period of 2004, an increase of $485 thousand or 6.6%. The increase is a result of additional costs related to data processing and depreciation of office equipment. Business combinations accounted for approximately 40% of the increase.

Income Taxes
For the six months ended June 30, 2005, Trustmark's combined effective tax rate was 34.8%, compared with 34.5% for the first six months of 2004. The slight increase in Trustmark's effective tax rate for 2005 is due to immaterial changes in permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At June 30, 2005, Trustmark estimated gross fed funds borrowing capacity at $1.319 billion, compared to $1.137 billion at December 31, 2004. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $575.0 million in short-term advances and $205.8 million in long-term advances at June 30, 2005, compared with $650.0 million in short-term advances and $180.9 million in long-term advances at December 31, 2004. These advances are collateralized by a blanket lien on Trustmark's single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $695.0 million available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At June 30, 2005, Trustmark had approximately $511.7 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $597.5 million available at December 31, 2004. In September 2004, Trustmark entered into a two-year revolving credit arrangement enabling borrowings of up to $50.0 million, subject to certain financial covenants. At June 30, 2005, Trustmark was in compliance with all financial covenants and had borrowings on this line of credit that totaled $11.0 million.

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

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At June 30, 2005, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark's overall strategy. Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At June 30, 2005, Trustmark's shareholders' equity was $744.6 million, a decrease of $5.8 million, or 0.8%, from its level at December 31, 2004. This decrease is primarily related to dividends of $22.8 million, shares repurchased at a cost of $32.5 million and a net increase in accumulated other comprehensive loss of $1.6 million being offset by net income of $49.0 million for the first six months of 2005. Management will continue to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions and maintain an attractive return on equity to shareholders.

Common Stock Repurchase Program
Trustmark currently has remaining authorization for the repurchase of up to 1.8 million shares of its common stock, which will be executed at the discretion of management, subject to capital needs and market conditions. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 21.5 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 19.7 million shares for $432.0 million, including 287 thousand shares during the second quarter of 2005 and 1.2 million shares for the six months ended June 30, 2005.

Dividends
Dividends for the first six months of 2005 were $0.40 per share, increasing 5.3% when compared with dividends of $0.38 per share in the first six months of 2004.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital. Management believes, as of June 30, 2005, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At June 30, 2005, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB's primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC's notification that Management believes have affected TNB's present classification.

Regulatory Capital Table
($ in thousands)

                                                                  June 30, 2005
                                            -----------------------------------------------------------
                                                                                     Minimum Regulatory
                                            Actual Regulatory   Minimum Regulatory     Provision to be
                                                  Capital        Capital Required     Well Capitalized
                                            -----------------   ------------------   ------------------
                                             Amount    Ratio     Amount     Ratio     Amount     Ratio
                                            --------  -------   --------   -------   --------   -------
Total Capital (to Risk Weighted Assets)
   Trustmark Corporation                    $640,540   10.98%   $466,486     8.00%          -         -
   Trustmark National Bank                   615,976   10.75%    458,476     8.00%   $573,096    10.00%
Tier 1 Capital (to Risk Weighted Assets)
   Trustmark Corporation                    $574,638    9.85%   $233,243     4.00%          -         -
   Trustmark National Bank                   552,641    9.64%    229,238     4.00%   $343,857     6.00%
Tier 1 Capital (to Average Assets)
   Trustmark Corporation                    $574,638    7.11%   $242,448     3.00%          -         -
   Trustmark National Bank                   552,641    6.97%    238,030     3.00%   $396,717     5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At June 30, 2005, earning assets were $7.332 billion, or 90.5% of total assets, compared with $7.235 billion, or 89.8% of total assets at December 31, 2004, an increase of $97.2 million, or 1.3%.

Securities
Interest-bearing investment securities are held to provide a stable alternative source of interest income and to collateralize public deposits and repurchase agreements. Trustmark's portfolio of investment securities also supports liquidity and profitability strategies and may be used to offset potential market risks in the various segments. The primary objective of the investment portfolio is to make an adequate contribution to net interest income. Management evaluates this contribution in relation to potential adverse market value risk that may impact strategic flexibility, liquidity or future earnings. During the fourth quarter of 2004, Management implemented a strategy of exiting certain assets and reducing balances of funding sources that would bear the highest costs in a rising interest rate environment. This strategy is illustrated by the sale of $304 million in mortgage-related and U. S. Treasury securities during the fourth quarter of 2004, which generated losses of $4.7 million, and continued during the second quarter of 2005 when Trustmark sold $256 million in
U. S. Government Agency and U. S. Treasury securities, which incurred losses of $4.1 million. The average maturity of these securities was 2.14 years with an average book yield of 2.94%. Management believes projected funding costs to carry these investments to their remaining maturity may have generated a greater negative margin impact than the actual losses incurred at sale. Proceeds from sales were used to reduce balances of higher-cost funding sources. Trustmark intends to maintain lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities. At June 30, 2005, Trustmark's securities portfolio totaled $1.517 billion compared with $1.717 billion at December 31, 2004, a decrease of $199.8 million, or 11.6%.

The securities portfolio can serve as a powerful tool that Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels. The estimated duration of the portfolio was
2.46 years at June 30, 2005, 2.47 years at December 31, 2004, and 2.44 years at June 30, 2004. While this is a slight extension of the duration of Trustmark's securities portfolio, duration remains near historically low levels. Management does not expect to extend duration by a material amount during 2005.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders' equity. At June 30, 2005, AFS securities totaled $1.213 billion, which represented 79.9% of the securities portfolio, compared to $1.580 billion, or 92.0%, at December 31, 2004. At June 30, 2005, unrealized losses on AFS securities of $4.8 million, net of $1.9 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with unrealized losses of $2.2 million, net of $841 thousand in deferred income taxes, at December 31, 2004. At June 30, 2005, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2005, HTM securities totaled $304.6 million and represented 20.1% of the total portfolio, compared with $136.8 million, or 8.0%, at the end of 2004.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 85% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans, including loans held for sale, represented 79.0% of earning assets at June 30, 2005, compared with 75.1% at December 31, 2004. At June 30, 2005, loans totaled $5.790 billion, a 6.6% increase from its level of $5.431 billion at December 31, 2004, due in part to growth in Trustmark's Florida Gulf Coast, Mortgage Banking, Commercial Real Estate and Indirect Auto portfolios.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark's nonperforming assets at June 30, 2005 and December 31, 2004, are shown in the accompanying table.

Total nonperforming assets increased $8.8 million, or 32.2%, during the first six months of 2005. The increase from December 31, 2004, is primarily attributable to a single commercial credit of approximately $14.9 million, of which $13.6 million was placed on nonaccrual during the first quarter of 2005. The allowance coverage of nonperforming loans was 201.63% at June 30, 2005. Loans held for sale past due 90 days or more represents $6.6 million in loans serviced by Trustmark and fully guaranteed by the Government National Mortgage Association that are eligible for repurchase.

Nonperforming Assets and Past Due Loans
($ in thousands)
                                                        June 30,    December 31,
                                                          2005          2004
                                                      -----------   -----------
Nonaccrual and restructured loans                     $    32,684   $    21,864
Other real estate (ORE)                                     3,634         5,615
                                                      -----------   -----------
      Total nonperforming assets                      $    36,318   $    27,479
                                                      ===========   ===========

Loans past due 90 days or more:
Loan portfolio                                        $     1,698   $     5,284
Loans held for sale                                         6,612             -
                                                      -----------   -----------
      Total loans past due 90 days or more            $     8,310   $     5,284
                                                      ===========   ===========

Nonperforming assets/total loans and ORE                    0.63%         0.51%
                                                      ===========   ===========

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

At June 30, 2005, the allowance for loan losses was $65.9 million compared with $64.8 million at December 31, 2004. The allowance represented 1.17% of total loans outstanding at June 30, 2005, compared to 1.21% at December 31, 2004. As of June 30, 2005, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets.

Loans identified as losses by Management, internal loan review and/or bank examiners are charged-off against the allowance, while consumer loans are charged-off based on regulatory requirements. Net charge-offs for the first six months of 2005 totaled $3.1 million compared to $2.9 million for the same period of 2004. The continued stability in net charge-offs is a result of realignments of specific underwriting standards and changes to risk management analysis over the past 24 months.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $24.0 million at June 30, 2005, a decrease of $62.2 million when compared with December 31, 2004. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark's deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit, individual retirement accounts and brokered CDs. Total deposits were $5.521 billion at June 30, 2005, compared with $5.450 billion at December 31, 2004, an increase of $70.6 million, or 1.3%. Noninterest-bearing deposits have decreased $105.3 million during the first six months of 2005, while interest-bearing deposits have increased $175.9 million during the same time period. At June 30, 2005, brokered CDs totaled $189.2 million, a decrease of $34.5 million when compared to December 31, 2004. Trustmark will continue to utilize a brokered CD program to provide additional deposit funding. Additional growth in interest-bearing deposits may be attributed to uncertain financial market conditions, which have led to more growth in traditional deposit products such as interest-bearing demand deposits. Management has refocused on initiatives to expand deposits in our market area as a key to providing low cost funding for loan growth.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $1.554 billion at June 30, 2005, a decrease of $43.7 million, compared with $1.598 billion at December 31, 2004. Long-term FHLB advances totaled $205.8 million at June 30, 2005, an increase of $24.9 million from December 31, 2004. On a consolidated basis, total borrowings have decreased $18.7 million when compared to December 31, 2004, as Trustmark utilized liquidity from the sale of securities to reduce Trustmark's dependency on wholesale funding products.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At June 30, 2005 and 2004, Trustmark had commitments to extend credit of $1.434 billion and $1.240 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At June 30, 2005 and 2004, Trustmark's maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $114.9 million and $92.8 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at June 30, 2005, it is estimated that net interest income may decrease 0.58%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management's strategy to mitigate Trustmark's exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position. This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates (utilized in place of a 200 basis point drop scenario due to the historically low interest rate environment), it is estimated net interest income may decrease by 1.87%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2005. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

A static gap analysis is a tool used mainly for interest rate risk measurement, in which the balance sheet amounts as of a certain date are stratified based on repricing frequency. The assets and liabilities repricing in a certain time frame are then compared to determine the gap between assets and liabilities for that period. If assets are greater than liabilities for the specified time period, then the balance sheet is said to be in an asset gap, or asset sensitive, position. This analysis is a relatively straightforward tool that is helpful in highlighting significant short-term repricing volume mismatches. Management's assumptions related to the prepayment of certain loans and securities, as well as the maturity for rate sensitive assets and liabilities are utilized for sensitivity static gap analysis. Three-month gap analysis projected at June 30, 2005, reflected an asset gap of $50 million compared with a liability gap of $189 million at March 31, 2005. One-year gap analysis projected at June 30, 2005, reflected a liability gap of $151 million compared with a liability gap of $571 million at March 31, 2005. The three-month and one-year gap positions were primarily impacted during the second quarter of 2005 by increases in variable rate loans, as well as an increase in prepayment projections on mortgage loans and mortgage related securities as a result of a flattening yield curve. In addition, the sale of certain investment securities reduced reliance on overnight and other short-term wholesale funding such as federal funds. Of the primary asset groups, Trustmark expects maturities and repricing of approximately $3.365 billion in loans and $401.7 million in securities during the next twelve months. Management feels that this method for analyzing interest rate sensitivity does not provide a complete picture of Trustmark's exposure to interest rate changes since it illustrates a point-in-time measurement and, therefore, does not incorporate the effects of future balance sheet trends, repricing behavior of certain deposit products or varying interest rate scenarios.

As part of Trustmark's risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark's obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. As permitted by Statement of Financial Accounting Standards (SFAS) No. 133, during 2003 Trustmark redesignated these derivative instruments as fair value hedges. In accordance with SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case, Trustmark recognizes changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future. The fair value of these derivatives was negative $787 thousand at June 30, 2005.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of June 30, 2005, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At June 30, 2005, the fair value of these contracts was $25 thousand.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. These swaps are designated as fair value hedges. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. Although this strategy exposes Trustmark somewhat to a rising rate environment, Management felt this was more economical in light of the significant prepayment charges associated with these advances. The swap contracts are tied to the maturity of five separate FHLB advances maturing between 2005 and 2006. The fair value of these interest rate swaps at June 30, 2005 was negative $940 thousand.

RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 is a replacement of Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principle as well as changes required by an accounting pronouncement that provide no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark's statement of position or results of operations.

In December 2004, the FASB issued a revision of SFAS No. 123 (SFAS No. 123r), "Share-Based Payment." This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123r establishes standards for the accounting for transactions in which a company exchanges equity instruments for goods or services. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of the required effective date, public companies using the fair-value-based method for recognition or disclosure under SFAS No. 123, will apply this statement using a modified version of prospective application. Trustmark adopted the provisions of SFAS No. 123 effective January 1, 2003; therefore, Trustmark will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (unvested awards). For public companies, this statement is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark's statement of position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the discussion of Market/Interest Rate Risk Management found in Management's Discussion and Analysis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Trustmark, under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (Principal Financial Officer), evaluated the effectiveness of the design and operation of Trustmark's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that as of the end of the second quarter of 2005, Trustmark's disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Trustmark files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting
There has been no change in Trustmark's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Trustmark's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 2005, other than those disclosed in the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended June 30, 2005:

                                                     Total Number of        Maximum Number
                                                     Shares Purchased     of Shares that May
                        Total Number    Average     as Part of Publicly    Yet be Purchased
                          of Shares    Price Paid    Announced Plans        Under the Plans
           Period         Purchased     Per Share      or Programs            or Programs
---------------------   ------------   ----------   -------------------   ------------------
April 1, 2005 through
April  30, 2005              147,700   $    27.51               147,700            1,935,569

May 1, 2005 through
May 31, 2005                  74,700   $    27.03                74,700            1,860,869

June 1, 2005 through
June 30, 2005                 64,600   $    28.41                64,600            1,796,269

                        ------------                -------------------
            Total            287,000                            287,000
                        ============                ===================

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Trustmark's shareholders was held on May 10, 2005. At this meeting, the following matters were voted on by Trustmark's shareholders:

A.   Election of Directors

The following individuals were elected to serve as Directors of Trustmark until the annual meeting of shareholders in 2006 or until their respective successors are elected and qualified. The vote was cast as follows:

                                                                   Votes Cast
                                         Votes Cast in Favor    Against/Withheld
                                         -------------------   -----------------
                                           Number       %       Number       %
                                         ----------   ------   ---------   -----
J. Kelly Allgood                         48,815,112   97.75%   1,124,040   2.25%
Reuben V. Anderson                       48,630,175   97.38%   1,308,977   2.62%
William C. Deviney, Jr.                  49,213,017   98.55%     726,135   1.45%
C. Gerald Garnett                        49,039,904   98.20%     899,248   1.80%
Richard G. Hickson                       49,189,501   98.50%     749,651   1.50%
Matthew L. Holleman III                  49,194,469   98.51%     744,683   1.49%
John M. McCullouch                       48,930,454   97.98%   1,008,698   2.02%
Richard H. Puckett                       49,055,434   98.23%     883,718   1.77%
Carolyn C. Shanks                        48,760,590   97.64%   1,178,562   2.36%
R. Michael Summerford                    48,814,553   97.75%   1,124,599   2.25%
Kenneth W. Williams                      49,056,234   98.23%     882,918   1.77%
William G. Yates, Jr.                    49,356,422   98.83%     582,730   1.17%


B.   Approval of the 2005 Stock and Incentive Compensation Plan

A proposal was made to adopt the 2005 Stock and Incentive Compensation Plan. The vote was cast as follows:

                                             Votes Cast   Votes Cast     Votes
                                              in Favor      Against    Abstained
                                             ----------   ----------   ---------
2005 Stock and Incentive Compensation Plan   32,131,180    6,860,348     379,593

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

DATE:  August 9, 2005                               DATE:  August 9, 2005

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