Form 10-Q
period 2005-09-30
TRUSTMARK CORP
filed 2005-11-09
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(601) 208-5111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes___ No X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 2005.

Title	Outstanding
Common stock, no par value	55,804,784

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks (noninterest-bearing)	$398,027	$343,125
Federal funds sold and securities purchased
under reverse repurchase agreements	15,685	86,191
Securities available for sale (at fair value)	1,143,524	1,580,270
Securities held to maturity (fair value: $299,367-2005;
$145,936-2004)	296,962	136,797
Loans held for sale	127,209	101,222
Loans	5,873,257	5,330,055
Less allowance for loan losses	75,750	64,757
Net loans	5,797,507	5,265,298
Premises and equipment	113,124	115,337
Mortgage servicing rights	57,345	52,463
Goodwill	137,268	137,225
Identifiable intangible assets	29,637	32,004
Other assets	212,592	203,025
Total Assets	$8,328,880	$8,052,957

Liabilities
Deposits:
Noninterest-bearing	$1,358,192	$1,354,749
Interest-bearing	4,487,250	4,095,344
Total deposits	5,845,442	5,450,093
Federal funds purchased	294,948	134,318
Securities sold under repurchase agreements	224,225	483,228
Short-term borrowings	926,595	980,318
Long-term FHLB advances	205,789	180,894
Other liabilities	99,327	73,710
Total Liabilities	7,596,326	7,302,561

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 55,935,184 shares - 2005;
57,858,497 shares - 2004	11,655	12,055
Capital surplus	69,362	121,705
Retained earnings	661,764	620,588
Accumulated other comprehensive loss, net of tax	(10,227)	(3,952)
Total Shareholders' Equity	732,554	750,396
Total Liabilities and Shareholders' Equity	$8,328,880	$8,052,957

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$91,533	$74,669	$254,156	$217,921
Interest on securities:
Taxable	13,358	16,162	43,085	47,183
Tax exempt	1,850	1,925	5,607	5,888
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	287	120	703	226
Other interest income	15	16	57	37
Total Interest Income	107,043	92,892	303,608	271,255

Interest Expense
Interest on deposits	21,415	13,547	56,109	40,259
Interest on federal funds purchased and securities
sold under repurchase agreements	5,050	3,243	13,693	7,503
Other interest expense	11,591	6,179	28,501	15,663
Total Interest Expense	38,056	22,969	98,303	63,425
Net Interest Income	68,987	69,923	205,305	207,830
Provision for loan losses	12,127	1,161	16,352	3,916

Net Interest Income After Provision
for Loan Losses	56,860	68,762	188,953	203,914

Noninterest Income
Service charges on deposit accounts	13,025	15,010	38,950	42,295
Insurance commissions	9,294	5,197	25,526	12,728
Wealth management	5,293	5,080	15,950	15,054
Retail banking - other	5,226	4,678	15,262	13,495
Mortgage banking, net	3,290	(931)	3,895	6,267
Other, net	8,028	2,230	13,125	6,271
Securities gains (losses)	45	6	(4,009)	21
Total Noninterest Income	44,201	31,270	108,699	96,131

Noninterest Expense
Salaries and employee benefits	37,808	33,217	112,412	97,300
Services and fees	8,269	9,190	25,331	26,415
Net occupancy - premises	3,956	4,043	11,308	10,773
Equipment expense	3,653	3,799	11,461	11,122
Other expense	7,293	6,968	21,870	20,332
Total Noninterest Expense	60,979	57,217	182,382	165,942
Income Before Income Taxes	40,082	42,815	115,270	134,103
Income taxes	13,861	14,728	40,062	46,242
Net Income	$26,221	$28,087	$75,208	$87,861

Earnings Per Share
Basic	$0.46	$0.49	$1.32	$1.51
Diluted	$0.46	$0.48	$1.32	$1.51

Dividends Per Share	$0.20	$0.19	$0.60	$0.57

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2005	2004

Balance, January 1,	$750,396	$689,573
Comprehensive income:
Net income per consolidated statements of income	75,208	87,861
Net change in fair value of securities available
for sale, net of tax	(6,275)	1,055
Comprehensive income	68,933	88,916
Cash dividends paid	(34,032)	(33,066)
Common stock issued, long-term incentive plan	1,824	1,602
Compensation expense, stock compensation plans	1,363	748
Repurchase and retirement of common stock	(55,930)	(13,539)
Balance, September 30,	$732,554	$734,234

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$75,208	$87,861
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	16,352	3,916
Depreciation and amortization/impairment	18,143	18,633
Net amortization of securities	5,990	15,955
Securities losses (gains)	4,009	(21)
Gains on sales of loans	(1,929)	(5,152)
Deferred income tax (benefit) provision	(4,374)	5,040
Proceeds from sales of loans held for sale	693,233	640,000
Purchases and originations of loans held for sale	(699,976)	(631,829)
Net increase in mortgage servicing rights	(11,234)	(9,052)
Net (decrease) increase in other assets	(7,465)	1,516
Net increase in other liabilities	25,617	8,132
Other operating activities, net	1,494	420
Net cash provided by operating activities	115,068	135,419

Investing Activities
Proceeds from calls and maturities of securities held to maturity	12,931	31,094
Proceeds from calls and maturities of securities available for sale	199,723	369,786
Proceeds from sales of securities available for sale	286,551	-
Purchases of securities held to maturity	(177,637)	(103)
Purchases of securities available for sale	(65,292)	(366,099)
Net decrease in federal funds sold and securities
purchased under reverse repurchase agreements	70,506	21,422
Net increase in loans	(547,276)	(223,257)
Purchases of premises and equipment	(7,462)	(12,218)
Proceeds from sales of premises and equipment	1,702	462
Proceeds from sales of other real estate	4,678	5,070
Cash received in business combination	-	4,622
Net cash used in investing activities	(221,576)	(169,221)

Financing Activities
Net increase in deposits	395,349	34,170
Net decrease in federal funds purchased and securities sold
under repurchase agreements	(98,373)	(73,649)
Net (decrease) increase in other borrowings	(147,428)	58,573
Proceeds from long-term FHLB advances	100,000	-
Cash dividends	(34,032)	(33,066)
Proceeds from exercise of stock options	1,824	1,602
Repurchase and retirement of common stock	(55,930)	(13,539)
Net cash provided by (used in) financing activities	161,410	(25,909)
Increase (decrease) in cash and cash equivalents	54,902	(59,711)
Cash and cash equivalents at beginning of period	343,125	333,096
Cash and cash equivalents at end of period	$398,027	$273,385

See notes to consolidated financial statements.

TRUSTMARK CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation’s (Trustmark) 2004 annual report on Form 10-K.

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

Trustmark's financial statements include the results of operations for the above purchase business combinations from the respective merger dates. The pro forma impact of these acquisitions on Trustmark’s results of operations is immaterial.

NOTE 3 - SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

During the third quarter of 2005, Trustmark moved $4.5 million in book value of held to maturity (HTM) securities to available for sale (AFS) as allowed by paragraph 8 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities were general obligation municipal bonds issued by seven different entities along the Mississippi Gulf Coast that incurred serious damage by Hurricane Katrina. These entities are facing severe fiscal and economic strain which has resulted in a material deterioration in their financial stability, at least in the short-term. Transferring these securities to AFS will provide a more transparent impact of the current value of the bonds in Trustmark’s consolidated financial statements and give Management more flexibility in managing the exposure to these entities as additional information emerges on their creditworthiness.

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	September 30,	December 31,
	2005	2004
Real estate loans:
Construction and land development	$653,003	$526,321
Secured by 1-4 family residential properties	2,059,045	1,849,267
Secured by nonfarm, nonresidential properties	981,793	882,507
Other	143,477	135,938
Loans to finance agricultural production	48,008	29,885
Commercial and industrial	863,815	865,436
Consumer	873,742	812,133
Obligations of states and political subdivisions	189,902	178,222
Other loans	60,472	50,346
Loans	5,873,257	5,330,055
Less allowance for loan losses	75,750	64,757
Net loans	$5,797,507	$5,265,298

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance at beginning of year	$64,757	$74,276
Provision charged to expense	16,352	3,916
Loans charged off	(12,163)	(10,950)
Recoveries	6,804	6,937
Net charge-offs	(5,359)	(4,013)
Balance at end of period	$75,750	$74,179

On August 29, 2005, Hurricane Katrina struck the Mississippi Gulf Coast, central and eastern Mississippi causing significant damages. Immediately following the storm, Trustmark initiated a process to assess the impact on its customers and on Trustmark’s consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies," Trustmark has determined, through reasonable estimates, that specific losses were probable and have been reflected in the consolidated financial statements as of September 30, 2005.

Following Hurricane Katrina, Trustmark identified customers impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. As a result of customer surveys, collateral inspections and review of risk characteristics, Trustmark has increased its allowance for loan losses through provision for loan losses by $9.8 million on a pre-tax basis. Specifically, $3.5 million and $1.5 million have been allocated for losses due to collateral impairment on 1-4 residential mortgages and consumer loans, respectively. General reserves of $4.8 million for consumer and commercial loans have been allocated for losses due to economic disruption caused by the storm. These charges are based on Management’s estimates, assumptions and judgments based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from those estimates.

During the fourth quarter of 2004, Trustmark recorded a release of $9.4 million to the allowance for loan losses. This release was a result of changes in estimates to specific factors for pooled loans and a specific class of commercial loans, both of which had experienced positive trends in loss experience.

At September 30, 2005 and 2004, the carrying amounts of nonaccrual loans were $27.2 million and $27.1 million, respectively. Included in these nonaccrual loans at September 30, 2005 and 2004, are loans that are considered to be impaired, which totaled $22.5 million and $20.8 million, respectively. At September 30, 2005, the total allowance for loan losses related to impaired loans was $6.6 million compared with $7.0 million at September 30, 2004. The average carrying amounts of impaired loans during the third quarter of 2005 and 2004 were $23.8 million and $20.3 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three and nine month periods ended September 30, 2005 and 2004.

NOTE 5 - MORTGAGE BANKING

At September 30, 2005 and December 31, 2004, the carrying amount of mortgage servicing rights are as follows ($ in thousands):

	September 30,	December 31,
	2005	2004
Mortgage Servicing Rights	$61,751	$58,507
Valuation Allowance	(4,406)	(6,044)
Mortgage Servicing Rights, net	$57,345	$52,463

Mortgage servicing rights are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination. Purchased mortgage servicing rights are capitalized at cost. For loans originated and sold where the servicing rights are retained, Trustmark allocated the cost of the loan and the servicing right based on their relative fair values. Mortgage servicing rights are amortized over the estimated period of the related net servicing income. At September 30, 2005, Trustmark serviced $3.6 billion in mortgage loans for others.

Impairment for mortgage servicing rights occurs when the estimated fair value falls below the underlying carrying value. Fair value is determined utilizing specific risk characteristics of the mortgage loan, current interest rates and current prepayment speeds. Impairment is considered to be other-than-temporary when Trustmark determines that the carrying value is expected to exceed the fair value for an extended period of time. As a direct result of Hurricane Katrina, the recovery of mortgage servicing rights reflected in the table above were reduced by $785 thousand for estimated prepayments on mortgages serviced in the affected areas.

NOTE 6 - DEPOSITS

At September 30, 2005 and December 31, 2004, deposits consisted of the following ($ in thousands):

	September 30,	December 31,
	2005	2004
Noninterest-bearing demand	$1,358,192	$1,354,749
Interest-bearing demand	816,310	1,362,437
Savings	1,532,401	892,643
Time	2,138,539	1,840,264
Total deposits	$5,845,442	$5,450,093

Improved coverage of sweep eligible accounts resulting from the implementation of a third-party software product was the primary factor in an increase in savings accounts, which have no reserve requirement as defined by the Federal Reserve Bank, and a corresponding downward impact on transaction based interest-bearing demand deposits and noninterest-bearing demand deposits. Management has continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state banking franchise.

NOTE 7 - STOCK-BASED COMPENSATION

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

Effective January 1, 2003, Trustmark adopted the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” prospectively for all awards granted, modified or settled after January 1, 2003. Under the provisions of this statement, compensation expense is recognized by the straight line method for grants issued after January 1, 2003, utilizing the fair value of the grants over the vesting period. Compensation expense for stock options granted is estimated using the fair value of each option granted using the Black-Scholes option-pricing model. Compensation expense for restricted stock granted is recorded over the service period based on the fair value of the underlying common stock on the date of grant based on the number of restricted shares expected to vest.

Prior to January 1, 2003, Trustmark accounted for incentive stock options under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of Trustmark’s stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. The following table reflects pro forma net income and earnings per share for the periods presented, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$26,221	$28,087	$75,208	$87,861
Add: Total stock-based compensation expense reported in net income, net of related tax effects	298	187	718	462
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(418)	(409)	(1,213)	(1,239)
Pro forma net income	$26,101	$27,865	$74,713	$87,084
Earnings per share:
As reported
Basic	$0.46	$0.49	$1.32	$1.51
Diluted	0.46	0.48	1.32	1.51

Pro forma
Basic	$0.46	$0.48	$1.31	$1.50
Diluted	0.46	0.48	1.31	1.49

NOTE 8 - CONTINGENCIES

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

At September 30, 2005 and 2004, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $110.9 million and $94.7 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2005, the fair value of collateral held was $22.3 million.

Legal Proceedings
Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark’s consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

NOTE 9 - BENEFIT PLANS

Pension Plan
Trustmark maintains a noncontributory defined benefit pension plan which covers substantially all associates with more than one year of service. The plan provides pension benefits that are based on the length of credited service and final average compensation as defined in the plan. Trustmark's policy is to fund amounts allowable as deductions for federal income tax purposes.

The following table presents information regarding the plan’s net periodic pension costs for the nine months ended September 30, ($ in thousands):

	2005	2004
Service cost - benefits earned during the period	$1,635	$1,228
Interest cost on projected benefit obligation	3,202	3,169
Expected return on plan assets	(4,056)	(3,755)
Amortization of prior service cost	(67)	(65)
Recognized net actuarial loss	1,438	892
Net periodic benefit cost	$2,152	$1,469

Supplemental Retirement Plan
Trustmark maintains a non-qualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers. The plan provides for defined death benefits and/or retirement benefits based on a participant’s covered salary. Trustmark has acquired life insurance contracts on the participants covered under the plan which may be used to fund future payments.

The following table presents information regarding the plan’s net periodic benefit costs for the nine months ended September 30, ($ in thousands):

	2005	2004
Service cost - benefits earned during the period	$1,088	$771
Interest cost on projected benefit obligation	1,177	1,054
Amortization of prior service cost	152	-
Recognized net actuarial loss	77	-
Net periodic benefit cost	$2,494	$1,825

NOTE 10 - EARNINGS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic shares	56,406,072	57,809,762	56,874,476	58,043,557
Dilutive shares (related to stock options)	137,107	304,558	136,952	289,964
Diluted shares	56,543,179	58,114,320	57,011,428	58,333,521

For the quarters ended September 30, 2005 and 2004, options to purchase 1.0 million and 751 thousand shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

NOTE 11 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $24.1 million and $37.4 million during the nine months ended September 30, 2005 and 2004, respectively. Interest paid on deposit liabilities and other borrowings approximated $93.1 million in the first nine months of 2005 and $62.4 million in the first nine months of 2004. For the nine months ended September 30, 2005 and 2004, noncash transfers from loans to foreclosed properties were $1.2 million and $3.8 million, respectively. Assets acquired during the first quarter of 2004 as a result of the Allied Houston business combination totaled $148.1 million, while liabilities assumed totaled $161.7 million. During the first nine months of 2005, $75.0 million of long-term FHLB advances were converted to short-term borrowings compared with conversions of $175.0 million in the first nine months of 2004.

NOTE 12 - RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principle as well as changes required by an accounting pronouncement that provide no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark’s statement of position or results of operations.

In December 2004, the FASB issued a revision of SFAS No. 123 (SFAS No. 123r), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123r establishes standards for the accounting for transactions in which a company exchanges equity instruments for goods or services. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of the required effective date, public companies using the fair-value-based method for recognition or disclosure under SFAS No. 123, will apply this statement using a modified version of prospective application. Trustmark adopted the provisions of SFAS No. 123 effective January 1, 2003; therefore, Trustmark will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (unvested awards). For public companies, this statement is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark’s statement of position or results of operations.

NOTE 13 - SEGMENT INFORMATION

Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement services. In addition, Wealth management includes three wholly-owned subsidiaries of TNB: Trustmark Securities, Inc., Trustmark Investment Advisors, Inc., and TRMK Risk Management, Inc. Insurance includes two wholly-owned subsidiaries of TNB: The Bottrell Insurance Agency and Fisher-Brown, Incorporated. Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Administration includes all other activities that are not directly attributable to one of the major lines of business. Administration consists of internal operations such as Human Resources, Executive Administration, Property Management, Treasury (Funds Management) and Corporate Finance.

The accounting policies of each reportable segment are the same as those of the Corporation except for its internal allocations. Trustmark uses a match-funded transfer pricing process to assess operating segment performance. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. As a result of Hurricane Katrina, Trustmark increased its allowance for loan losses through an additional provision for loan losses of $9.8 million on a pre-tax basis, which has been included in the Administrative Division in the following tables.

The following table discloses financial information by reportable segment for the periods ended September 30, 2005 and 2004.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
September 30, 2005
Net interest income (expense) from external customers	$70,844	$1,045	$(3)	$(2,899)	$68,987
Internal funding	(7,757)	(204)	-	7,961	-
Net interest income (expense)	63,087	841	(3)	5,062	68,987
Provision for loan losses	2,485	43	-	9,599	12,127
Net interest income (expense) after provision for loan losses	60,602	798	(3)	(4,537)	56,860
Noninterest income	30,069	5,493	9,283	(644)	44,201
Noninterest expense	40,936	4,615	5,931	9,497	60,979
Income (loss) before income taxes	49,735	1,676	3,349	(14,678)	40,082
Income taxes	17,173	614	1,305	(5,231)	13,861
Segment net income (loss)	$32,562	$1,062	$2,044	$(9,447)	$26,221

Selected Financial Information
Average assets	$6,375,691	$96,748	$31,357	$1,713,981	$8,217,777
Depreciation and amortization/impairment	$1,567	$136	$92	$1,178	$2,973

For the three months ended
September 30, 2004
Net interest income from external customers	$60,452	$1,174	$-	$8,297	$69,923
Internal funding	(756)	(85)	-	841	-
Net interest income	59,696	1,089	-	9,138	69,923
Provision for loan losses	1,143	20	-	(2)	1,161
Net interest income after provision for loan losses	58,553	1,069	-	9,140	68,762
Noninterest income	19,973	5,179	5,201	917	31,270
Noninterest expense	40,267	4,603	3,718	8,629	57,217
Income before income taxes	38,259	1,645	1,483	1,428	42,815
Income taxes	13,174	597	576	381	14,728
Segment net income	$25,085	$1,048	$907	$1,047	$28,087

Selected Financial Information
Average assets	$5,861,478	$100,582	$28,262	$2,298,878	$8,289,200
Depreciation and amortization/impairment	$8,282	$132	$39	$989	$9,442

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the nine months ended	Division	Division	Division	Division	Total
September 30, 2005
Net interest income (expense) from external customers	$197,290	$3,458	$(8)	$4,565	$205,305
Internal funding	(13,771)	(779)	-	14,550	-
Net interest income (expense)	183,519	2,679	(8)	19,115	205,305
Provision for loan losses	6,671	36	-	9,645	16,352
Net interest income (expense) after provision for loan losses	176,848	2,643	(8)	9,470	188,953
Noninterest income	70,979	16,432	25,476	(4,188)	108,699
Noninterest expense	124,828	13,969	16,958	26,627	182,382
Income (loss) before income taxes	122,999	5,106	8,510	(21,345)	115,270
Income taxes	42,416	1,882	3,431	(7,667)	40,062
Segment net income (loss)	$80,583	$3,224	$5,079	$(13,678)	$75,208

Selected Financial Information
Average assets	$6,177,968	$98,074	$21,598	$1,906,374	$8,204,014
Depreciation and amortization/impairment	$13,935	$403	$274	$3,531	$18,143

For the nine months ended
September 30, 2004
Net interest income from external customers	$174,067	$3,377	$-	$30,386	$207,830
Internal funding	82	(260)	-	178	-
Net interest income	174,149	3,117	-	30,564	207,830
Provision for loan losses	4,287	(7)	-	(364)	3,916
Net interest income after provision for loan losses	169,862	3,124	-	30,928	203,914
Noninterest income	66,934	15,329	12,703	1,165	96,131
Noninterest expense	120,512	13,472	8,844	23,114	165,942
Income before income taxes	116,284	4,981	3,859	8,979	134,103
Income taxes	40,249	1,827	1,449	2,717	46,242
Segment net income	$76,035	$3,154	$2,410	$6,262	$87,861

Selected Financial Information
Average assets	$5,708,616	$98,814	$19,799	$2,326,942	$8,154,171
Depreciation and amortization/impairment	$15,279	$359	$107	$2,888	$18,633

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Management’s Discussion and Analysis are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

These risks could cause actual results to differ materially from current expectations of Management and include, but are not limited to, changes in the level of nonperforming assets and charge offs, local, state and national economic and market conditions, material changes in market interest rates, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, changes in existing regulations or the adoption of new regulations, natural disasters, acts of war or terrorism, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of Trustmark’s borrowers, the ability to control expenses, changes in Trustmark’s compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business and other risks described in Trustmark’s filings with the Securities and Exchange Commission.

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

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Initially chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through four wholly-owned subsidiaries, Trustmark Securities, Inc. (formerly Trustmark Financial Services, Inc.), Trustmark Investment Advisors, Inc., The Bottrell Insurance Agency, Inc. (Bottrell) and Fisher-Brown, Incorporated. In January 2005, Trustmark established a de novo subsidiary, TRMK Risk Management, Inc. (TRMI). TRMI commenced doing business on January 31, 2005, and engages in insurance agency activities as an agent for individual life, disability and long-term care insurance, and also as agent for the sale of fixed annuities. These activities were previously provided by Bottrell.

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

Financial Highlights
Net income for the three months ended September 30, 2005 and 2004, totaled $26.2 million and $28.1 million, respectively. Basic and diluted earnings per share were $0.46 for the third quarter of 2005, compared with basic and diluted earnings per share of $0.49 and $0.48, respectively, for the third quarter of 2004. Net income for the nine months ended September 30, 2005 and 2004, totaled $75.2 million and $87.9 million, respectively. Basic and diluted earnings per share for the nine months ended September 30, 2005 were $1.32 compared with basic and diluted earnings per share of $1.51 for the nine months ended September 30, 2004. At September 30, 2005, Trustmark reported gross loans of $5.873 billion, total assets of $8.329 billion, total deposits of $5.845 billion and shareholders’ equity of $732.6 million.

Management utilizes certain financial ratios to gauge Trustmark’s performance. Trustmark achieved a return on average assets of 1.27% and a return on average equity of 13.81% for the three months ended September 30, 2005. These compared with ratios of 1.35% for return on average assets and 15.26% for return on average equity for the three months ended September 30, 2004. For the nine months ended September 30, 2005, Trustmark achieved a return on average assets of 1.23% and a return on average equity of 13.36%. These compare to a return on average assets of 1.44% and a return on average equity of 16.34% for the same periods of 2004.

Significant Accounting Transactions
On August 29, 2005, Hurricane Katrina struck the Mississippi Gulf Coast, central and eastern Mississippi causing significant damages. Immediately following the storm, Trustmark initiated a process to assess the impact on its customers and on Trustmark’s consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies," Trustmark has determined, through reasonable estimates, that specific losses were probable and have been reflected in the consolidated financial statements as of September 30, 2005.

While no Trustmark facilities sustained significant damage, a number of Trustmark’s offices were temporarily closed until utility services were restored. Trustmark identified customers impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. As a result of customer surveys, collateral inspections and a review of risk characteristics, management increased its allowance for loan losses due to the storm by $9.8 million, which reduced third quarter net income by $6.1 million. Trustmark also recorded mortgage related charges, including adjusted fair values on residential mortgage loans held for sale, mortgage servicing rights impairment for increases in prepayment speeds on mortgage loans and waived fees in the affected area, which collectively reduced third quarter net income by $1.4 million. Lower noninterest revenue as a result of waived retail account charges and hurricane relief efforts also reduced Trustmark’s third quarter net income by $839 thousand and $333 thousand, respectively.

Trustmark evaluated its strategic alternatives in payment processing systems and selected NOVA Information systems as its provider of card processing services for its commercial merchant services customers. In connection with this alliance, Trustmark sold its existing payment processing portfolio in the third quarter for a pre-tax gain of $5.75 million, which is included in other noninterest income.

Financial Performance
Net Income Adjusted for Specific Items (Non-GAAP)

	Quarter Ended 9/30/2005		Year-to-Date 9/30/2005
	$	Basic EPS	$	Basic EPS

Net Income as reported - GAAP	$26,221	$0.465	$75,208	$1.322

Adjustments (net of taxes):
Add charges related to Hurricane Katrina
Provision for loan losses	6,054	0.107	6,054	0.106
Mortgage related charges	1,419	0.025	1,419	0.025
Non-interest income - lost revenues	839	0.015	839	0.015
Non-interest expenses - additional expenses	333	0.006	333	0.006
	8,645	0.153	8,645	0.152

Subtract sale of Merchant Service Portfolio	(3,551)	(0.063)	(3,551)	(0.062)

Net Income adjusted for specific items (Non-GAAP)	$31,315	$0.555	$80,302	$1.412

Management is presenting in the accompanying table adjustments to net income as reported in accordance with generally accepted accounting principles for significant items resulting from Hurricane Katrina and the sale of its merchant services portfolio. Management believes this information will help users compare Trustmark’s current results to prior periods.

CRITICAL ACCOUNTING POLICIES

Trustmark’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry. Application of these accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. These critical accounting policies are described in detail below.

Allowance for Loan Losses
The allowance for loan losses is established through provisions for estimated loan losses charged against earnings. The allowance for loan losses is maintained at a level believed adequate by management, based on estimated probable losses within the existing loan portfolio. Trustmark’s allowance for loan loss methodology is based on guidance provided by SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance. Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk rating, homogeneous risk pools and specific allocations, with adjustments considering current economic events and conditions. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

Benefit Plans
Benefit plan assets, liabilities and pension costs are determined utilizing actuarially present value calculations. The valuation of the benefit obligation and net periodic expense is considered critical, as it requires Management and its actuaries to make estimates regarding the amount and timing of expected cash outflows including assumptions about mortality, expected service periods, rate of compensation increases and the long-term return on plan assets. Note 8 - Benefit Plans, included in the accompanying Notes to the Consolidated Financial Statements, provides further discussion on the accounting for Trustmark’s benefit plans (pension and supplemental retirement plan) and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

Fair Value Accounting Estimates
Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant include securities, derivative instruments, loans held for sale, mortgage servicing rights and net assets acquired in a business combination. Certain of these assets do not have a readily available market to determine fair value and require an estimate based on specific parameters. When market prices are unavailable, Trustmark determines fair values utilizing parameters, which are constantly changing, including interest rates, duration, prepayment speeds and other specific conditions. In most cases, these specific parameters require a significant amount of judgment by Management.

Contingent Liabilities
Trustmark estimates contingent liabilities based on Management's evaluation of the probability of outcomes and their ability to estimate the range of exposure. As stated by Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” a liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. Accounting standards require that a liability be recorded if Management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, Management is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from Management's assessments. Whenever practicable, Management consults with outside experts (attorneys, independent accountants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

BUSINESS COMBINATIONS

Trustmark’s strategic acquisition program is based on efforts to evaluate opportunities to expand and invest in higher-growth markets by implementing market-specific business initiatives. This approach is designed to maximize financial profitability, bolster growth prospects and enhance shareholder value. In the first quarter of 2004, Trustmark entered the dynamic Houston banking market with the purchase of five branch offices from Allied Houston Bank. The Houston MSA is among the largest and highest-growth markets in the country. In December 2004, Trustmark continued to expand insurance services, as well as its presence in the Florida Panhandle, with the acquisition of Fisher-Brown, Incorporated, Northwest Florida’s leading insurance agency, headquartered in Pensacola, with offices in Milton, Mary Esther, Destin and Panama City. This transaction enhances Trustmark’s strategic goal of becoming a more diversified financial services organization. For more information on these business combinations, please refer to Note 2 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for the three-month and nine-month periods of 2005 decreased $946 thousand, or 1.3%, and $2.7 million, or 1.3%, when compared with the same periods of 2004. Increases in the target fed funds rate of 275 basis points throughout 2004 and the first nine months of 2005 resulted in increased interest income-FTE and interest expense. While interest expense on interest-bearing liabilities, primarily federal funds purchased, repurchase agreements and borrowings, increased substantially, the increase in interest income on earning assets was sufficient to offset the additional interest expense. The combination of these factors resulted in a nominal decline in the NIM of 4 basis points for the nine months ended September 30, 2005 and 1 basis point for the quarter ended September 30, 2005 when compared with the same period in 2004. For additional discussion, see Market/Interest Rate Risk Management included later in the Management’s Discussion and Analysis.

Yield/Rate Analysis Table
($ in thousands)
	For the Three Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities
purchased under reverse
repurchase agreements	$31,152	$287	3.66%	$30,574	$120	1.56%
Securities - taxable	1,341,939	13,358	3.95%	1,967,154	16,162	3.27%
Securities - nontaxable	154,886	2,846	7.29%	156,955	2,961	7.51%
Gross loans, including loans held for sale	5,914,589	92,604	6.21%	5,386,084	75,711	5.59%
Total interest-earning assets	7,442,566	109,095	5.82%	7,540,767	94,954	5.01%
Cash and due from banks	313,434			334,298
Other assets	527,897			488,363
Allowance for loan losses	(66,120)			(74,228)
Total Assets	$8,217,777			$8,289,200

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,316,518	21,415	1.97%	$4,006,694	13,547	1.35%
Federal funds purchased and
securities sold under
repurchase agreements	637,923	5,050	3.14%	966,420	3,243	1.33%
Borrowings	1,165,417	11,591	3.95%	1,241,519	6,179	1.98%
Total interest-bearing liabilities	6,119,858	38,056	2.47%	6,214,633	22,969	1.47%
Noninterest-bearing demand deposits	1,245,573			1,262,756
Other liabilities	99,102			79,427
Shareholders' equity	753,244			732,384
Total Liabilities and
Shareholders' Equity	$8,217,777			$8,289,200

Net Interest Margin		71,039	3.79%		71,985	3.80%

Less tax equivalent adjustment		2,052			2,062
Net Interest Margin per Consolidated
Statements of Income		$68,987			$69,923

Average interest-earning assets for the first nine months of 2005 were $7.404 billion, compared with $7.412 billion for the first nine months of 2004, a decrease of $7.8 million, or 0.1%. Growth in average loans, which increased $446.0 million, or 8.5%, was offset by a decrease in average securities of $462.3 million, or 21.6%, when the first nine months of 2005 and 2004 are compared. Since the fourth quarter of 2003, Management has been adjusting the balance sheet in anticipation of the risk of rising rates. This strategy has been well founded as short-term rates have risen 275 basis points over that time period. However, the upward shift in the short-term rates without a proportionate upward shift in long-term rates has diminished the profitability of holding long-term assets. If ignored, persistent interest rate behavior of this nature could lead to significant negative impact on margin. In preparation for potential adverse risks to margin, Management implemented a strategy of exiting certain assets and reducing balances of funding sources that would bear the highest costs in such a rate environment. This began in the fourth quarter of 2004, with the sale of $304 million in mortgage-related and U. S. Treasury securities and continued during the second quarter of 2005 when Trustmark sold $256 million in U. S. Government Agency and U. S. Treasury securities. Projected funding costs to carry these investments to their remaining maturity may have generated a greater negative margin impact than the actual losses incurred at sale. Proceeds from these sales were used to reduce balances of higher-cost funding sources. In addition, the flat yield curve experienced during the third quarter of 2005 along with expectations of higher rates provided limited opportunity to carry securities profitably, therefore, Management utilized the liquidity generated by maturing securities to fund additional loan growth as well as reduce balances of higher-cost funding sources during that time period.

Yield/Rate Analysis Table
($ in thousands)
	For the Nine Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities
purchased under reverse
repurchase agreements	$32,435	$703	2.90%	$24,005	$226	1.26%
Securities - taxable	1,524,537	43,085	3.78%	1,982,676	47,183	3.18%
Securities - nontaxable	154,792	8,626	7.45%	158,912	9,058	7.61%
Gross loans, including loans held for sale	5,692,465	257,331	6.04%	5,246,443	221,082	5.63%
Total interest-earning assets	7,404,229	309,745	5.59%	7,412,036	277,549	5.00%
Cash and due from banks	334,988			336,210
Other assets	530,551			480,195
Allowance for loan losses	(65,754)			(74,270)
Total Assets	$8,204,014			$8,154,171

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,288,085	56,109	1.75%	$4,036,538	40,259	1.33%
Federal funds purchased and
securities sold under
repurchase agreements	690,482	13,693	2.65%	917,772	7,503	1.09%
Borrowings	1,115,280	28,501	3.42%	1,150,630	15,663	1.82%
Total interest-bearing liabilities	6,093,847	98,303	2.16%	6,104,940	63,425	1.39%
Noninterest-bearing demand deposits	1,274,571			1,267,936
Other liabilities	82,766			63,134
Shareholders' equity	752,830			718,161
Total Liabilities and
Shareholders' Equity	$8,204,014			$8,154,171

Net Interest Margin		211,442	3.82%		214,124	3.86%

Less tax equivalent adjustment		6,137			6,294
Net Interest Margin per Consolidated
Statements of Income		$205,305			$207,830

The rising interest rate environment positively impacted yields on average earning as seen by the improvement from 5.00% during the first nine months of 2004 to 5.59% for the first nine months of 2005, an increase of 59 basis points. The combination of larger loan balances and higher interest rates resulted in an increase in interest income-FTE during the first nine months of 2005 of $32.2 million, or 11.6%, when compared with the first nine months of 2004.

Average interest-bearing liabilities for the first nine months of 2005 totaled $6.094 billion, compared with $6.105 billion for the same time period in 2004, a decrease of $11.1 million, or 0.2%. Average interest-bearing deposits and short-term borrowings increased $472.5 million during the first nine months of 2005 offsetting decreases of $483.6 million in federal funds purchased, repurchase agreements and long-term FHLB advances.  Management has made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, as a major component in improving the net interest margin and, ultimately, profitability.

The rising interest rate environment also impacted yields on interest-bearing liabilities as seen in the increase in rates on interest-bearing deposits (42 basis points), federal funds purchased and repurchase agreements (156 basis points) and borrowings (160 basis points) when the first nine months of 2005 and 2004 are compared. The average rates on interest-bearing liabilities for the first nine months of 2005 and 2004 were 2.16% and 1.39%, respectively, representing an increase of 77 basis points during 2005. As a result of these factors, total interest expense for the first nine months of 2005 increased $34.9 million, or 55.0%, when compared with the first nine months of 2004.

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses for the three and nine months ended September 30, 2005, totaled $12.1 million and $16.4 million, respectively, compared with $1.2 million and $3.9 million, respectively, for the same periods of 2004. In the aftermath of Hurricane Katrina, Trustmark identified customers impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. As a result of customer surveys, collateral inspections and review of risk characteristics, Trustmark has increased its allowance for loan losses through provision for loan losses by $9.8 million on a pre-tax basis. As a percentage of average loans, the provision was 0.38% for the first nine months of 2005 and 0.10% for the same period of 2004. These charges are based on Management’s estimates, assumptions and judgments based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from those estimates. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII totaled $108.7 million in the first nine months of 2005 compared with $96.1 million in the first nine months of 2004. The comparative components of noninterest income for the nine months ended September 30, 2005 and 2004 are shown in the accompanying table.

Noninterest Income
($ in thousands)
	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Service charges on deposit accounts	$38,950	$42,295	$(3,345)	-7.9%
Insurance commissions	25,526	12,728	12,798	100.5%
Wealth management	15,950	15,054	896	6.0%
Retail banking - other	15,262	13,495	1,767	13.1%
Mortgage banking, net	3,895	6,267	(2,372)	-37.8%
Other, net	13,125	6,271	6,854	109.3%
Securities (losses) gains	(4,009)	21	(4,030)	n/m
Total Noninterest Income	$108,699	$96,131	$12,568	13.1%
n/m - not meaningful

The single largest component of noninterest income continues to be service charges for deposit products and services, which decreased $3.3 million, or 7.9%, when the first nine months of 2005 are compared with the same period in 2004. Included in the decrease are $990 thousand of lost service charges and NSF fees related to the impact of Hurricane Katrina. The primary reason for the remaining decrease in service charges is a decline in fees earned on deposit accounts as a result of increased usage of accounts that do not charge a monthly service fee. An additional component of this decrease relates to increases in earnings credits earned by commercial depositors as a result of the rising interest rate environment, which has negatively impacted the overall service charges earned on these accounts.

Insurance commissions were $25.5 million in the first nine months of 2005, compared with $12.7 million in the first nine months of 2004, an increase of $12.8 million or 100.5%. The increase in insurance commissions is primarily due to the Fisher-Brown acquisition, which occurred during the fourth quarter of 2004 and contributed approximately $12.5 million, or 98% of the increase.

Wealth management income was $16.0 million during the first nine months of 2005, compared with $15.1 million in the first nine months of 2004. Wealth management consists of income related to trust and advisory services, including income generated from Trustmark Securities, Inc. and Trustmark Investment Advisors, Inc. The growth in wealth management income is largely attributed to an increase in trust fee income resulting from new account growth, asset appreciation on existing accounts and changes in the fee structure related to certain managed accounts. In addition, the increased presence of wealth management teams in Florida, Houston and Memphis and the creation of the Wealth Management Center in Jackson have begun to positively impact income. At September 30, 2005, Trustmark held trust assets under administration of $6.2 billion, brokerage assets of $1.1 billion and fixed annuity assets of $194 million and remained one of the largest providers of asset management services in Mississippi.

Retail banking - other totaled $15.3 million for the nine months ended September 30, 2005, an increase of $1.8 million, or 13.1%, when compared with the same period of 2004. Retail banking - other income consists primarily of ATM fees, fees from the sale of checks, bank card fees and safe deposit box fees. This growth is a result of increased fees related to electronic transactions such as ACH and debit card transactions resulting from increased transaction volume.

Mortgage banking income was $3.9 million for the first nine months of 2005, compared to $6.3 million for the first nine months of 2004, as shown in the accompanying table. Net mortgage servicing income has remained constant, resulting from consistent balances in the mortgage servicing portfolio. Loans serviced for others totaled $3.6 billion and $3.4 billion at September 30, 2005 and 2004, respectively. As a result, the factors that drive the change in mortgage banking income are primarily those factors that are sensitive to changes in interest rates such as amortization and impairment of mortgage servicing rights as well as gains on sales of loans.

Amortization of mortgage servicing rights decreased to $8.0 million for the first nine months of 2005 when compared with $9.1 million for the same period in 2004, as the expected life of the portfolio has lengthened in response to a rise in interest rates from the historically low environment of the first quarter of 2004. During the third quarter of 2005, impairment charges of $785 thousand were recognized relating to Hurricane Katrina. Future changes in amortization and impairment of mortgage servicing rights will continue to be closely tied to fluctuations in long-term mortgage rates. Gain on sales of loans decreased from $3.9 million during the nine months ended September 30, 2004, to $644 thousand during the nine months ended September 30, 2005. The overall total of loan sales from secondary marketing activities increased from $636.0 million during the first nine months of 2004 to $692.6 million in the first nine months of 2005; however, the interest rate environment experienced during 2005 presented fewer gain on sale opportunities when compared to the first half of 2004. The impact of Hurricane Katrina resulted in losses on sales of loans of $770 thousand, which further reduced the gain on sale of loans for the nine months ended September 30, 2005. Other, net includes hurricane related charges totaling $728 thousand, which reduced mortgage banking income for the nine months ended September 30, 2005. These charges primarily relate to loans held for sale.

The accompanying table illustrates the components of mortgage banking included in noninterest income in the accompanying income statements.

Mortgage Banking Income
($ in thousands)
	Nine Months Ended September 30,
	2005	2004
Mortgage servicing income	$12,600	$12,612
Mortgage guaranty fees	(3,346)	(3,302)
Mortgage servicing, net	9,254	9,310
Amortization of mortgage servicing rights	(7,990)	(9,076)
Recovery of mortgage servicing rights, net	1,638	1,516
Gain on sales of loans	644	3,926
Other, net	349	591
Mortgage banking, net	$3,895	$6,267

Other income totaled $13.1 million for the nine months ended September 30, 2005, compared with $6.3 million for the same period of 2004. During the third quarter of 2005, Trustmark evaluated its strategic alternatives in payment processing systems and selected NOVA Information systems as its provider of card processing services for its commercial merchant services customers. In connection with this alliance, Trustmark sold its existing payment processing portfolio in the third quarter for a pre-tax gain of $5.75 million.

Securities losses totaled $4.0 million during the nine months ended September 30, 2005, compared with securities gains of $21 thousand during the same period of 2004. The losses for the nine months ended September 30, 2005, primarily resulted from the sale of $256 million in U.S. Government Agency and U.S. Treasury securities during the second quarter of 2005. The sale of these securities resulted from an intentional reduction in the investment portfolio due to the declining profitability of holding longer-term investment securities.

Noninterest Expense
Trustmark’s noninterest expense increased $16.4 million, or 9.9%, in the first nine months of 2005 to $182.4 million, compared with $165.9 million in the same period of 2004. Excluding the Fisher-Brown acquisition and Allied Houston branch purchase, noninterest expense for the first nine months of 2005 would total $169.5 million, an increase of $5.9 million, or 3.6%, compared with the same period of 2004. Additional expenses in the third quarter of 2005 resulting from Hurricane Katrina were estimated to be approximately $539 thousand. Management continues to consider expense control a major component of improving shareholder value. The comparative components of noninterest expense for the nine months ended September 30, 2005 and 2004 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Nine Months Ended September 30,
	2005	2004	$ Change	% Change
Salaries and employee benefits	$112,412	$97,300	$15,112	15.5%
Services and fees	25,331	26,415	(1,084)	-4.1%
Net occupancy - premises	11,308	10,773	535	5.0%
Equipment expense	11,461	11,122	339	3.0%
Other expense	21,870	20,332	1,538	7.6%
Total Noninterest Expense	$182,382	$165,942	$16,440	9.9%

Salaries and employee benefits, the largest category of noninterest expense, were $112.4 million for the first nine months of 2005, compared with $97.3 million for the same period of 2004. Business combinations, primarily Fisher-Brown, accounted for 60% of the increase. Eliminating adjustments for business combinations, salaries and employee benefits for the nine months ended September 30, 2005, grew $7.5 million, or 7.9%, when compared to the same time period in 2004 primarily from merit salary increases as well as salaries and benefits for additional employees added as Trustmark continues to consider that its investment in people is one of the critical components of adding shareholder value. Trustmark’s full-time equivalent employees were 2,601 and 2,444 at September 30, 2005 and 2004, respectively.

During the first nine months of 2005, net occupancy-premises expense increased $535 thousand, or 5.0%. The increase during the first nine months of 2005 is attributable to occupancy costs associated with facilities acquired in the Fisher-Brown acquisition and Allied Houston branch purchase. Business combinations accounted for substantially all of the increase.

Equipment expense totaled $11.5 million for the nine months ended September 30, 2005, compared with $11.1 million for the same period of 2004, an increase of $339 thousand or 3.0%. Business combinations accounted for substantially all of the increase.

During the nine months ended September 30, 2005, other expense increased $1.5 million, or 7.6%. This increase is attributable to processing and collection costs associated with additional loan volume as well as increased amortization of insurance intangibles resulting from the Fisher-Brown acquisition. This increase includes $532 thousand of Hurricane Katrina related expenses.

Income Taxes
For the nine months ended September 30, 2005, Trustmark’s combined effective tax rate was 34.8%, compared with 34.5% for the first nine months of 2004. The slight increase in Trustmark’s effective tax rate for 2005 is due to immaterial changes in permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At September 30, 2005, Trustmark estimated gross fed funds borrowing capacity at $1.327 billion, compared to $1.137 billion at December 31, 2004. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $575.0 million in short-term advances and $205.8 million in long-term advances at September 30, 2005, compared with $650.0 million in short-term advances and $180.9 million in long-term advances at December 31, 2004. These advances are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $1.038 billion available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At September 30, 2005, Trustmark had approximately $554.7 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $597.5 million available at December 31, 2004. In September 2004, Trustmark entered into a two-year revolving credit arrangement enabling borrowings of up to $50.0 million, subject to certain financial covenants. At September 30, 2005, Trustmark was in compliance with all financial covenants and had borrowings on this line of credit that totaled $11.0 million.

During 2003, Trustmark filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) utilizing a “shelf” registration process. Under this shelf process, Trustmark may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $200 million. The securities described in the prospectus include common and preferred stock, depositary shares, debt securities, junior subordinated debt securities and trust preferred securities. Net proceeds from the sale of the offered securities may be used to redeem or repurchase outstanding securities, repay outstanding debt, finance acquisitions of companies and other assets and provide working capital.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2005, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy. Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At September 30, 2005, Trustmark’s shareholders’ equity was $732.6 million, a decrease of $17.8 million, or 2.4%, from its level at December 31, 2004. This decrease is primarily related to dividends of $34.0 million, shares repurchased at a cost of $55.9 million and a net increase in accumulated other comprehensive loss of $6.3 million being offset by net income of $75.2 million for the first nine months of 2005. Management will continue to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions and maintain an attractive return on equity to shareholders.

Common Stock Repurchase Program
At September 30, 2005, Trustmark had remaining authorization for the repurchase of up to 958 thousand shares of its common stock. In October 2005, the Board of Directors authorized the repurchase of up to an additional 5%, or approximately 2.8 million shares, of the Corporation’s common stock. When combined with the previously existing share repurchase program, Trustmark now has authorization to repurchase up to an additional 3.8 million shares. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 20.5 million shares for $455.5 million, including 838 thousand shares during the third quarter of 2005 and 2.0 million shares for the nine months ended September 30, 2005.

Dividends
Dividends for the first nine months of 2005 were $0.60 per share, increasing 5.3% when compared with dividends of $0.57 per share in the first nine months of 2004. During October 2005, the Board of Directors of Trustmark announced a 5.0% increase in its regular quarterly dividend to $0.21 per share from $0.20 per share. The Board declared the dividend payable on December 15 to shareholders of record as of December 1, 2005. This action raises the indicated annual dividend rate to $0.84 per share from $0.80 per share.

Regulatory Capital Table
($ in thousands)
	September 30, 2005
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$642,813	10.68%	$481,663	8.00%	-	-
Trustmark National Bank	618,608	10.45%	473,588	8.00%	$591,985	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$567,547	9.43%	$240,831	4.00%	-	-
Trustmark National Bank	545,444	9.21%	236,794	4.00%	$355,191	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$567,547	7.05%	$241,354	3.00%	-	-
Trustmark National Bank	545,444	6.90%	236,983	3.00%	$394,971	5.00%

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital. Management believes, as of September 30, 2005, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At
September 30, 2005, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB’s primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC’s notification that Management believes have affected TNB’s present classification.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At September 30, 2005, earning assets were $7.457 billion, or 89.5% of total assets, compared with $7.235 billion, or 89.8% of total assets at December 31, 2004, an increase of $222.1 million, or 3.1%.

Securities
Interest-bearing investment securities are held to provide a stable alternative source of interest income and to collateralize public deposits and repurchase agreements. Trustmark’s portfolio of investment securities also supports liquidity and profitability strategies and may be used to offset potential market risks in the various segments. The primary objective of the investment portfolio is to make an adequate contribution to net interest income. Management evaluates this contribution in relation to potential adverse market value risk that may impact strategic flexibility, liquidity or future earnings. During the fourth quarter of 2004, Management implemented a strategy of exiting certain assets and reducing balances of funding sources that would bear the highest costs in a rising interest rate environment. This strategy is illustrated by the sale of $304 million in mortgage-related and U. S. Treasury securities during the fourth quarter of 2004, which generated losses of $4.7 million, and continued during the second quarter of 2005 when Trustmark sold $256 million in U. S. Government Agency and U. S. Treasury securities, which incurred losses of $4.1 million. The average maturity of these securities was 2.14 years with an average book yield of 2.94%. Management believes projected funding costs to carry these investments to their remaining maturity may have generated a greater negative margin impact than the actual losses incurred at sale. Proceeds from sales were used to reduce balances of higher-cost funding sources. During the third quarter of 2005, Trustmark continued to deemphasize the holding of investment securities as seen by the decrease in overall balance of $76.8 million when compared to June 30, 2005. Trustmark intends to maintain lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities. At September 30, 2005, Trustmark’s securities portfolio totaled $1.440 billion compared with $1.717 billion at December 31, 2004, a decrease of $276.6 million, or 16.1%.

The securities portfolio can serve as a powerful tool that Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels. The estimated duration of the portfolio was 2.42 years at September 30, 2005, 2.47 years at December 31, 2004, and 2.30 years at September 30, 2004. Management intends to keep duration near historically low levels during 2005.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. At September 30, 2005, AFS securities totaled $1.144 billion, which represented 79.4% of the securities portfolio, compared to $1.580 billion, or 92.0%, at December 31, 2004. At September 30, 2005, unrealized losses on AFS securities of $12.4 million, net of $4.7 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with unrealized losses of $2.2 million, net of $841 thousand in deferred income taxes, at December 31, 2004. At September 30, 2005, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2005, HTM securities totaled $297.0 million and represented 20.6% of the total portfolio, compared with $136.8 million, or 8.0%, at the end of 2004.

During the third quarter of 2005, Trustmark moved $4.5 million in book value of held to maturity (HTM) securities to available for sale (AFS) as allowed by paragraph 8 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities were general obligation municipal bonds issued by seven different entities along the Mississippi Gulf Coast that incurred serious damage by Hurricane Katrina. These entities are facing severe fiscal and economic strain which has resulted in a material deterioration in their financial stability, at least in the short-term. Transferring these securities to AFS will provide a more transparent impact of the current value of the bonds in Trustmark’s consolidated financial statements and give Management more flexibility in managing the exposure to these entities as additional information emerges on their creditworthiness.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of over 85% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans represented 78.8% of earning assets at September 30, 2005, compared with 73.8% at December 31, 2004. At September 30, 2005, loans totaled $5.873 billion, a 10.2% increase from its level of $5.330 billion at December 31, 2004, due in part to growth in Trustmark’s Florida Gulf Coast, Mortgage Banking, Commercial Real Estate and Indirect Auto portfolios.

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

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark’s nonperforming assets at September 30, 2005 and December 31, 2004, are shown in the accompanying table.

Nonperforming Assets and Past Due Loans
($ in thousands)
	September 30,	December 31,
	2005	2004
Nonaccrual and restructured loans	$27,153	$21,864
Other real estate (ORE)	2,649	5,615
Total nonperforming assets	$29,802	$27,479

Loans past due 90 days or more:
Loan portfolio	$1,655	$5,284
Loans held for sale	8,434	-
Total loans past due 90 days or more	$10,089	$5,284

Nonperforming assets/total loans and ORE	0.51%	0.51%

Total nonperforming assets increased $2.3 million, or 8.5%, during the first nine months of 2005. The increase from December 31, 2004, is primarily attributable to a single commercial credit of approximately $14.9 million, of which $11.9 million remained on nonaccrual at September 30, 2005. Nonperforming assets at September 30, 2005, were not affected by credit quality issues resulting from Hurricane Katrina. The allowance coverage of nonperforming loans was 278.97% at September 30, 2005. Loans held for sale past due 90 days or more includes $8.4 million in loans serviced by Trustmark and fully guaranteed by the Government National Mortgage Association that are eligible for repurchase.

The allowance for loan losses is established through provisions for estimated loan losses charged against earnings. The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. Trustmark’s allowance for loan loss methodology is based on guidance provided by the SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance. Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk rating, homogeneous risk pools and specific allocations, with adjustments considering current economic events and conditions.

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

In an effort to estimate the loss of collateral value and customer payment abilities, Trustmark identified customers specifically impacted by Hurricane Katrina. As a result of customer surveys, collateral inspections and review of risk characteristics, Trustmark has increased its allowance for loan losses through provision for loan losses by $9.8 million on a pre-tax basis. Specifically, $3.5 million and $1.5 million have been allocated for losses due to collateral impairment on 1-4 residential mortgages and consumer loans, respectively. General reserves of $4.8 million for consumer and commercial loans have been allocated for losses due to economic disruption caused by the storm. These charges are based on Management’s estimates, assumptions and judgments based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from those estimates.

At September 30, 2005, the allowance for loan losses was $75.8 million compared with $64.8 million at December 31, 2004, an increase of $11.0 million primarily resulting from an additional provision for loan losses of $9.8 million related to the impact of Hurricane Katrina on affected Trustmark loan customers. The allowance represented 1.29% of total loans outstanding at September 30, 2005, compared to 1.21% at December 31, 2004. Net charge-offs for the first nine months of 2005 totaled $5.4 million compared to $4.0 million for the same period of 2004.  As of September 30, 2005, Management believes that the allowance for loan losses provides adequate protection in regards to charge-off experience and the current level of nonperforming assets. Loans identified as losses by Management, internal loan review and/or bank examiners are charged-off against the allowance, while consumer loans are charged-off based on regulatory requirements.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $15.7 million at September 30, 2005, a decrease of $70.5 million when compared with December 31, 2004. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit, individual retirement accounts and brokered CDs. Total deposits were $5.845 billion at September 30, 2005, compared with $5.450 billion at December 31, 2004, an increase of $395.3 million, or 7.3%. Noninterest-bearing deposits have increased $3.4 million during the first nine months of 2005, while interest-bearing deposits have increased $391.9 million during the same time period. Management has continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state banking franchise. At September 30, 2005, brokered CDs totaled $250.7 million, an increase of $27.0 million when compared to December 31, 2004. Trustmark will continue to utilize a brokered CD program to provide additional deposit funding.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $1.446 billion at September 30, 2005, a decrease of $152.1 million, compared with $1.598 billion at December 31, 2004. Long-term FHLB advances totaled $205.8 million at September 30, 2005, an increase of $24.9 million from December 31, 2004. On a consolidated basis, total borrowings have decreased $127.2 million when compared to December 31, 2004, as Trustmark utilized liquidity from the sale and maturity of securities to reduce Trustmark’s dependency on wholesale funding products.

LEGAL ENVIRONMENT

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests, with regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective during recent years may reduce the likelihood of unexpected, sizable awards. At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark’s consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

OFF-BALANCE SHEET ARRANGEMENTS

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers. These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At September 30, 2005 and 2004, Trustmark had commitments to extend credit of $1.565 billion and $1.344 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At September 30, 2005 and 2004, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $111.5 million and $95.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

ASSET/LIABILITY MANAGEMENT

Overview
Market risk is the risk of loss arising from adverse changes in market prices and rates. Trustmark has risk management policies to monitor and limit exposure to market risk. Trustmark’s market risk is comprised primarily of interest rate risk created by core banking activities. Interest rate risk is the risk to net interest income represented by the impact of higher or lower interest rates. Management continually develops and applies cost-effective strategies to manage these risks. The Asset/Liability Committee sets the day-to-day operating guidelines, approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors. A key objective of the asset/liability management program is to quantify, monitor and manage interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments.

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

The primary tool utilized by the Asset/Liability Committee is a third-party modeling system, which is widely accepted in the financial institutions industry. This system provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark’s interest rate, basis and prepayment risk under different conditions:

❖	Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.
❖	Yield curve twist of +/- two standard deviations of the change in spread of the three-month Treasury bill and the 10-year Treasury note yields.
❖	Basis risk scenarios where federal funds/LIBOR spread widens and tightens to the high and low spread determined by using two standard deviations.
❖	Prepayment risk scenarios where projected prepayment speeds in up-and-down 200 basis point rate scenarios are compared to current projected prepayment speeds.

Based on the results of the simulation models using static balances at September 30, 2005, it is estimated that net interest income may decrease 0.25%, in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position. This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates (utilized in place of a 200 basis point drop scenario due to the historically low interest rate environment), it is estimated net interest income may decrease by 0.97%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2005. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. As permitted by Statement of Financial Accounting Standards (SFAS) No. 133, during 2003 Trustmark redesignated these derivative instruments as fair value hedges. In accordance with SFAS No. 133, changes in the values of derivatives designated as fair value hedges are recognized in earnings. In this case, Trustmark recognizes changes in the values of the designated derivatives in earnings simultaneously with changes in the values of the designated hedged loans. To the extent changes in the values of the derivatives are 100% effective in offsetting changes in the values of hedged loans, the fair value adjustments on the derivatives and hedged loans would offset one another. Management anticipates that this change will help mitigate the potential for earnings volatility related to the valuation of these hedging instruments in the future. The fair value of these derivatives was $276 thousand at September 30, 2005.

Trustmark continued a risk controlling strategy utilizing caps and floors, which may be further implemented over time. As of September 30, 2005, Trustmark was not utilizing interest rate floors but had interest rate cap contracts with notional amounts totaling $300 million, which mature in 2006. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At September 30, 2005, the fair value of these contracts was $57 thousand.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate while the other party receives a fixed interest rate and pays a floating interest rate. During April 2003, Trustmark initiated four separate interest rate swaps with a total notional principal amount of $100 million. During July 2003, Trustmark added another interest rate swap with a notional principal amount of $25 million. In September 2005, an interest rate swap with a notional principal amount of $25 million matured. These swaps are designated as fair value hedges. Trustmark initiated these swaps to mitigate the effects of further changes in the fair value of specific noncallable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR. Although this strategy exposes Trustmark somewhat to a rising rate environment, Management felt this was more economical in light of the significant prepayment charges associated with these advances. The swap contracts are tied to the maturity of four separate FHLB advances maturing between 2005 and 2006. The fair value of these interest rate swaps at September 30, 2005 was negative $561 thousand.

RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principle as well as changes required by an accounting pronouncement that provide no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark’s statement of position or results of operations.

In December 2004, the FASB issued a revision of SFAS No. 123 (SFAS No. 123r), “Share-Based Payment.” This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123r establishes standards for the accounting for transactions in which a company exchanges equity instruments for goods or services. This statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As of the required effective date, public companies using the fair-value-based method for recognition or disclosure under SFAS No. 123, will apply this statement using a modified version of prospective application. Trustmark adopted the provisions of SFAS No. 123 effective January 1, 2003; therefore, Trustmark will recognize compensation cost for the portion of outstanding awards for which the requisite service has not yet been rendered (unvested awards). For public companies, this statement is effective as of the beginning of the first annual reporting period beginning after June 15, 2005. The effects of this statement are not expected to have a material impact on Trustmark’s statement of position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the discussion of Market/Interest Rate Risk Management found in Management’s Discussion and Analysis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Trustmark, under the supervision and with the participation of its management, including the Chief Executive Officer and the Treasurer (Principal Financial Officer), evaluated the effectiveness of the design and operation of Trustmark’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that as of the end of the third quarter of 2005, Trustmark’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Trustmark files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There has been no change in Trustmark’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Trustmark’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments for the quarter ended September 30, 2005, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended September 30, 2005:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
July 1, 2005 through
July 30, 2005	3,300	$28.33	3,300	1,792,969

August 1, 2005 through
August 31, 2005	596,870	$28.09	596,870	1,196,099

September 1, 2005 through
September 30, 2005	238,260	$27.58	238,260	957,839

Total	838,430		838,430

On October 18, 2005, the Board of Directors of Trustmark authorized a plan to repurchase 5% of current shares outstanding, or 2,792,334 shares. As seen in the table above, Trustmark has remaining authorization to purchase 957,839 shares from a repurchase plan implemented on July 15, 2003. When combined, Trustmark now has authorization to repurchase up to an additional 3,750,173 of its shares. The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Zach L. Wasson
	Richard G. Hickson		Zach L. Wasson
	Chairman of the Board, President		Treasurer (Principal Financial Officer)
& Chief Executive Officer

DATE:	November 9, 2005	DATE:	November 9, 2005

EXHIBIT INDEX

3-b	By-Laws, as amended, effective October 18, 2005
31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.
32-b	Certification by Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.