Form 10-K
period 2005-12-31
TRUSTMARK CORP
filed 2006-03-15
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)
Mississippi	64-0471500
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        ☒      Accelerated filer   ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

Based on the closing sales price of January 31, 2006, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,334,523,898.

As of January 31, 2006, there were issued and outstanding 55,709,859 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Registrant’s 2005 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders to be held May 9, 2006 (Part III).

TRUSTMARK CORPORATION
FORM 10-K

SIGNATURES	25-26

EXHIBIT INDEX	27-28

2005 ANNUAL REPORT TO SHAREHOLDERS	29-87

LIST OF SUBSIDIARIES	88

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	89

CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	90
CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	91
CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SS. 1350	92
CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SS. 1350	93

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

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through its wholly-owned subsidiaries, Trustmark Securities, Inc. (TSI), Trustmark Investment Advisors, Inc. (TIA), The Bottrell Insurance Agency, Inc. (Bottrell) and Fisher-Brown, Incorporated (Fisher-Brown). In January 2005, Trustmark established a de novo subsidiary, TRMK Risk Management, Inc. (TRMI). TRMI commenced doing business on January 31, 2005, and engages in insurance agency activities as an agent for individual life, disability and long-term care insurance, and also as agent for the sale of fixed annuities. On January 26, 2006, TSI notified its customers of plans to engage UVEST Financial Services as TNB’s full service brokerage provider. UVEST is a registered broker-dealer and member of the National Association of Securities Dealers, as well as the Securities Investor Protection Corporation. This change was effective March 1, 2006.

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities. As of December 31, 2005, Trustmark and its subsidiaries employed 2,582 full-time equivalent employees.

Segments
Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement services. The insurance division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Administration includes all other activities that are not directly attributable to one of the major lines of business.

General Banking Division
The General Banking Division is responsible for all traditional banking products and services, including loans and deposits. Management of the General Banking Division is primarily coordinated through the Metro and Community Banking Group, Corporate Group, Customer Products and Services Group and Mortgage Banking.

The Metro and Community Banking Group provides a full range of consumer banking services, including checking accounts, savings programs, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities for Trustmark’s 149 retail offices in Florida, Mississippi, Tennessee and Texas. Customers may access automated teller machines (ATM) through Trustmark’s network of 190 ATMs in 178 locations in Florida, Mississippi, Tennessee and Texas, in addition to worldwide access through other ATM networks such as Plus, Pulse and Cirrus.

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

The Customer Products and Services group provides support to the wide variety of lines of business within the bank and to the geographies in which products and services are delivered. Business units within this group include Lending Services, Relationship Management, Marketing, Delivery Services and Knowledge Management. Lending Services encompass the management of underwriting for small business and consumer loans, central document loan preparation, government loan administration and underwriting and sales of all credit card and non-card revolving credit products. In addition, the dealer services business unit coordinates the underwriting and funding for indirect automobile loans from a network of dealers throughout the Southeast. Relationship Management implements and maintains sale and services training. Marketing assists all lines of business within Trustmark through the coordination of product development, development of sales campaigns and assisting market managers by providing research and market analytics to aid in customer calling efforts. Delivery Services manages self-service customer products such as TrustTouchWeb and TrustNetWeb; Trustmark’s Internet banking products for personal and business use. Knowledge Management coordinates associate development by managing Trustmark’s Corporate University, which offers both traditional classroom and on-line courses to deliver knowledge and skills to Trustmark associates.

The Mortgage Banking group provides a full complement of mortgage products through Production, Secondary Marketing and Loan Servicing working units. The Production unit is comprised of both a retail and wholesale production network. The retail production network assists individual banking customers through the origination and processing phases of mortgage application, while the wholesale production network handles the funding and insuring of loans originated through correspondent relationships. Underwriting and documentation are also handled in Production. Secondary Marketing is the process of bundling packages of mortgage loans for sale in the secondary market. Also included in this process are hedging and pricing activities which allow Trustmark to more successfully manage the interest rate and market risk associated with this activity. Loan Servicing is a significant line of business for Trustmark involving the retention of servicing rights associated with individual loans. As such, Trustmark remains the processor of payment for customers’ mortgages and retains a fee for the services rendered. Specific duties include Investor/Cash Management, Escrow Processing and Default Management.

Wealth Management Division
Trustmark’s Wealth Management division has been strategically organized to serve our customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth. This division specializes in providing customized solutions for affluent customers by integrating financial services with traditional banking products and services. Wealth management manages and administers over $8 billion in client assets by providing services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement plan services.

Several wholly-owned subsidiaries of Trustmark National Bank are included in wealth management. TSI is a full service brokerage firm registered with the National Association of Securities Dealers. TIA is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Family of Mutual Funds. TRMI provides insurance solutions for wealth management clients.

Insurance Division
Trustmark’s Insurance Division now includes two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown. Through Bottrell, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. With the acquisition of Chandler-Sampson Insurance Agency during 2002, Bottrell was able expand its customer base in school, medical malpractice and mid-market business insurance. In December 2004, Trustmark continued to expand insurance services, as well as its presence in the Florida panhandle, with the acquisition of Fisher-Brown, Northwest Florida’s leading insurance agency headquartered in Pensacola, with offices in Milton, Fort Walton, Destin and Panama City. Fisher-Brown operates as a full-service insurance agency, selling a broad spectrum of insurance to businesses and individuals. Fisher-Brown's approach is one of total risk management, encompassing the areas of property and liability insurance, automotive insurance, worker's compensation, professional liability, group accident and health insurance, life insurance, contract surety bonds, and personal insurance.

Administration Division
Trustmark’s Administration Division includes all other activities that are not directly attributable to one of the major lines of business. The Administration Division consists of internal operations such as Human Resources, Executive Administration, Property Management and Corporate Finance. Business units include Treasury Administration, Controller’s Division, Corporate Planning, Employee Relations, Employee Benefits, HR Information Systems, Compensation and Payroll.

Additional information on Trustmark’s segments can be found in Note 19, “Segment Information,” included in Trustmark’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

Available Information
Trustmark’s internet address is www.trustmark.com. Trustmark makes available through this address, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the Securities and Exchange Commission (SEC).

Business Combinations
Trustmark did not complete any business combinations during 2005.

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

COMPETITION

Changes in regulation, technology and product delivery systems have resulted in an increasingly competitive environment. Trustmark and its subsidiaries compete with other local, regional and national providers of banking, investment and insurance products and services such as other bank holding companies, commercial and state banks, savings and loan associations, consumer finance companies, mortgage companies, insurance agencies, brokerage firms, credit unions and financial service operations of major retailers. Trustmark competes in its markets by offering quality and innovative products and services at competitive prices. Within Trustmark’s market area, none of the competitors are dominant.

SUPERVISION AND REGULATION

The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Trustmark. The discussion is qualified in its entirety by reference to the full text of statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under the review of Congress and state legislatures as well as federal and state regulatory agencies. A change in statutes, regulations or regulatory policies could have a material impact on the business of Trustmark and its subsidiaries.

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

TNB’s nonbanking subsidiaries are subject to a variety of state and federal laws. TSI is subject to supervision and regulation by the SEC, the National Association of Securities Dealers, Inc., state securities regulators and the various exchanges through which it conducts business. TIA, a registered investment advisor, is subject to supervision and regulation by the SEC and the state of Mississippi. Bottrell, Fisher-Brown and TRMI are subject to the insurance laws and regulations of the states in which they are active. The Federal Reserve Board supervises Trustmark’s nonbanking subsidiaries.

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (Act) was signed into law on November 12, 1999. As a result of the Act, banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation. In addition, bank holding companies and other financial services providers have been able to commence new activities and develop new affiliations much more readily. The primary provisions of the Act related to the establishment of financial holding companies and financial subsidiaries became effective on March 11, 2000. The Act authorizes national banks to own or control a “financial subsidiary” that engages in activities that are not permissible for national banks to engage in directly. The Act contains a number of provisions dealing with insurance activities by bank subsidiaries. Generally, the Act affirms the role of the states in regulating insurance activities, including the insurance activities of financial subsidiaries of banks, but the Act also preempts certain state laws. As a result of the Act, TNB elected for Bottrell, Fisher-Brown and TRMI to become financial subsidiaries. This enables TNB to engage in insurance agency activities at any location.

The Act also imposed new requirements related to the privacy of customer financial information. In accordance with the Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Trustmark has complied with these requirements and recognizes the need for its customers’ privacy.

Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Trustmark’s bank and broker-dealer subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal consequences for the institution.

Capital Adequacy
Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve Board and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets. For purposes of calculating these ratios, a banking organization’s assets and some of it specified off-balance sheet commitments and obligations are assigned to various risk categories. Capital, at both the holding company and bank level, is classified in on of three tiers depending on type. Core capital (Tier 1) for both Trustmark and TNB includes common equity, with certain aspects of accumulated other comprehensive income eliminated, less goodwill, other identifiable assets and disallowed servicing assets. Supplementary capital (Tier 2) includes the allowance for loan losses, subject to certain limitations. Total capital for both Trustmark and TNB is a combination of Tier 1 and Tier 2 capital.

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively. At December 31, 2005, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 9.53% and 10.78% of its total risk-weighted assets, respectively. At December 31, 2005, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 9.28% and 10.52% of its total risk-weighted assets, respectively. Somerville is not discussed in this section, as it is not a significant subsidiary as defined by the SEC.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio. For TNB to be considered well capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%. At December 31, 2005, the leverage ratios for Trustmark and TNB were 7.19% and 7.02%, respectively. For additional information, please refer to Note 16, “Shareholders’ Equity,” included in Trustmark Corporation’s 2005 Annual Report to Shareholders.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Act, as amended, (FDIA), identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 2005, the most recent notification from the OCC categorized TNB as well capitalized based on the ratios and guidelines described above.

Payment of Dividends and Other Restrictions
There are various legal and regulatory provisions which limit the amount of dividends TNB can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years. TNB will have available in 2006 approximately $69.5 million plus its net income for that year to pay as dividends. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments
The deposits of TNB are insured up to regulatory limits set by the FDIC and, accordingly, are subject to deposit insurance assessments. The FDIC has the authority to raise or lower assessment rates on insured deposits in order to achieve certain designated ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each institution’s insurance assessment rate is then determined by the risk category in which it is classified. At December 31, 2005, TNB’s annual BIF and SAIF assessment rates and Somerville’s BIF rate were $0.0132 per $100 of insured deposits.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 61
Trustmark Corporation
Chairman, President and Chief Executive Officer since April 2002
President and Chief Executive Officer from May 1997 to April 2002
Trustmark National Bank
Chairman and Chief Executive Officer since April 2002
Vice Chairman and Chief Executive Officer from May 1997 to April 2002

Gerard R. Host, 51
Trustmark Corporation
Treasurer from September 1995 to April 2002
Trustmark National Bank
President - General Banking since January 2004
President and Chief Operating Officer - Consumer Division from September 2002 to January 2004
President - Financial Services Bank from September 1999 to September 2002

Harry M. Walker, 55
Trustmark Corporation
Secretary from September 1995 to April 2002
Trustmark National Bank
President - Jackson Metro since January 2004
President and Chief Operating Officer - Commercial Division from September 2002 to January 2004
President - Commercial Bank from May 2002 to September 2002
        President - General Bank from September 1999 to May 2002

Duane A. Dewey, 47
Trustmark National Bank
President - Wealth Management Division since August 2003
Provident Bank, Cincinnati, Ohio
Senior Vice President and Managing Director from October 1997 to August 2003

Zach L. Wasson, Jr., 52
Trustmark Corporation
Treasurer since April 2002
Trustmark National Bank
Executive Vice President and Chief Financial Officer since September 1999

T. Harris Collier III, 57
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Louis E. Greer, 51
Trustmark Corporation
Chief Accounting Officer since January 2003
Trustmark National Bank
Senior Vice President and Chief Accounting Officer since January 2004
Senior Vice President and Controller from September 1998 to January 2004

James S. Lenoir, 63
Trustmark National Bank
Executive Vice President and Chief Risk Officer since March 1999

James M. Outlaw, Jr., 52
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

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

	Years Ended December 31,
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$31,399	$994	3.17%	$27,118	$417	1.54%	$25,174	$287	1.14%
Securities available for sale:
Taxable	1,268,472	46,929	3.70%	1,879,324	57,680	3.07%	1,518,170	45,566	3.00%
Nontaxable	62,970	4,545	7.22%	70,107	5,184	7.39%	67,188	5,280	7.86%
Securities held to maturity:
Taxable	188,133	9,639	5.12%	70,585	4,099	5.81%	236,994	19,766	8.34%
Nontaxable	91,592	6,924	7.56%	87,944	6,804	7.74%	90,755	7,082	7.80%
Loans (including loans held for sale)	5,770,178	354,973	6.15%	5,280,640	298,518	5.65%	4,822,350	289,672	6.01%
Total interest-earning assets	7,412,744	424,004	5.72%	7,415,718	372,702	5.03%	6,760,631	367,653	5.43%
Cash and due from banks	336,238			331,980			296,724
Other assets	535,346			485,983			426,157
Allowance for loan losses	(68,395)			(74,191)			(74,890)
Total Assets	$8,215,933			$8,159,490			$7,408,622

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,088,107	15,275	1.40%	$1,312,071	13,696	1.04%	$1,134,243	11,938	1.05%
Savings deposits	1,262,059	10,692	0.85%	967,674	3,039	0.31%	832,490	3,429	0.41%
Time deposits	1,992,358	55,993	2.81%	1,771,979	38,388	2.17%	1,676,700	43,960	2.62%
Federal funds purchased and securities sold
under repurchase agreements	668,389	19,138	2.86%	887,596	10,881	1.23%	947,050	10,255	1.08%
Short-term borrowings	892,570	32,656	3.66%	788,737	12,746	1.62%	391,366	6,041	1.54%
Long-term FHLB advances	159,103	5,502	3.46%	365,659	9,988	2.73%	472,819	13,935	2.95%
Total interest-bearing liabilities	6,062,586	139,256	2.30%	6,093,716	88,738	1.46%	5,454,668	89,558	1.64%
Noninterest-bearing demand deposits	1,310,597			1,273,889			1,216,523
Other liabilities	90,353			65,985			62,288
Shareholders' equity	752,397			725,900			675,143
Total Liabilities and Shareholders' Equity	$8,215,933			$8,159,490			$7,408,622

Net Interest Margin		284,748	3.84%		283,964	3.83%		278,095	4.11%

Less tax equivalent adjustments:
Investments		4,014			4,196			4,327
Loans		4,293			4,151			3,938
Net Interest Margin per Annual Report		$276,441			$275,617			$269,830

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to 2004 and 2003 information in order to conform to 2005 presentation.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands):

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased
under reverse repurchase agreements	$75	$502	$577	$23	$107	$130
Securities available for sale:
Taxable	(21,106)	10,355	(10,751)	11,032	1,082	12,114
Nontaxable	(521)	(118)	(639)	225	(321)	(96)
Securities held to maturity:
Taxable	6,080	(540)	5,540	(10,940)	(4,727)	(15,667)
Nontaxable	279	(159)	120	(223)	(55)	(278)
Loans (including loans held for sale)	28,883	27,572	56,455	26,723	(17,877)	8,846
Total interest-earning assets	13,690	37,612	51,302	26,840	(21,791)	5,049

Interest paid on:
Interest-bearing demand deposits	(2,598)	4,177	1,579	1,871	(113)	1,758
Savings deposits	1,138	6,515	7,653	509	(899)	(390)
Time deposits	5,222	12,383	17,605	2,366	(7,938)	(5,572)
Federal funds purchased and securities sold
under repurchase agreements	(3,248)	11,505	8,257	(690)	1,316	626
Short-term borrowings	1,884	18,026	19,910	6,379	326	6,705
Long-term FHLB advances	(6,668)	2,182	(4,486)	(2,970)	(977)	(3,947)
Total interest-bearing liabilities	(4,270)	54,788	50,518	7,465	(8,285)	(820)
Change in net interest income on a
tax equivalent basis	$17,960	$(17,176)	$784	$19,375	$(13,506)	$5,869

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each. Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for each of the three years presented. The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

TABLE 3 - SECURITIES PURCHASED UNDER REVERSE REPURCHASE AGREEMENTS

The table below presents certain information concerning Trustmark's securities purchased under reverse repurchase agreements for each of the last three years ($ in thousands):

	2005	2004	2003
Securities purchased under reverse repurchase agreements:
Maximum amount outstanding at any month end during each period	$30,000	$64,798	$-
Average amount outstanding at end of period	$7,000	$1,907	$23

The securities underlying the reverse repurchase agreements were under Trustmark's control during the periods presented.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 4 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

	December 31,

	2005	2004	2003
Securities available for sale
U.S. Treasury and other U.S. Government agencies	$8,942	$251,361	$301,857
Obligations of states and political subdivisions	61,973	68,154	72,243
Mortgage-backed securities	812,049	1,056,748	1,382,136
Corporate debt securities	120,603	129,373	107,418
Total debt securities	1,003,567	1,505,636	1,863,654
Other securities including equity	54,597	76,833	75,955
Total securities available for sale	$1,058,164	$1,582,469	$1,939,609

Securities held to maturity
Obligations of states and political subdivisions	$131,403	$130,403	$142,169
Mortgage-backed securities	163,386	6,288	36,181
Other securities	113	106	100
Total securities held to maturity	$294,902	$136,797	$178,450

TABLE 5 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2005, and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

	Maturing
			After One,		After Five,
	Within		But Within		But Within		After
	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Total
Securities available for sale
U.S. Treasury and other U.S.
Government agencies	$8,942	3.95%	$-	-	$-	-	$-	-	$8,942
Obligations of states and
political subdivisions	5,990	6.76%	39,643	7.28%	13,443	5.82%	2,897	6.55%	61,973
Mortgage-backed securities	2	8.11%	36,855	4.25%	89,329	3.39%	685,863	3.48%	812,049
Corporate debt securities	21,553	2.95%	93,635	3.91%	5,415	4.68%	-	-	120,603
Total debt securities	$36,487	3.82%	$170,133	4.77%	$108,187	3.76%	$688,760	3.49%	1,003,567
Other securities including equity									54,597
Total securities available for sale									$1,058,164

Securities held to maturity
Obligations of states and
political subdivisions	$8,883	6.88%	$43,435	6.90%	$55,946	7.64%	$23,139	7.43%	$131,403
Mortgage-backed securities	-	-	723	7.40%	-	-	162,663	4.55%	163,386
Other securities	-	-	-	-	113	5.72%	-	-	113
Total securities held to maturity	$8,883	6.88%	$44,158	6.91%	$56,059	7.64%	$185,802	4.91%	$294,902

Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.33 years.

As of December 31, 2005, Trustmark did not hold any securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 6 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio (including loans held for sale) at the end of each of the last five years ($ in thousands):

	December 31,

	2005	2004	2003	2002	2001
Real estate loans:
Construction and land development	$534,009	$491,861	$397,275	$305,222	$337,218
Secured by 1-4 family residential properties	2,229,297	1,953,418	1,778,886	1,532,144	1,388,370
Secured by nonfarm, nonresidential properties	1,061,669	893,836	850,193	795,763	763,832
Other real estate loans	166,685	156,140	171,610	107,867	104,793
Loans to finance agricultural production	40,162	29,885	30,815	37,452	33,509
Commercial and industrial	861,167	865,436	787,094	776,510	788,982
Loans to individuals for personal expenditures	880,868	802,334	777,236	828,535	876,582
Obligations of states and political subdivisions	210,310	178,222	173,296	162,644	166,342
Loans for purchasing or carrying securities	5,204	9,799	10,080	4,849	10,691
Other loans	51,004	50,346	56,127	66,380	54,047
Loans (including loans held for sale)	$6,040,375	$5,431,277	$5,032,612	$4,617,366	$4,524,366

TABLE 7 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2005, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total

Construction and land development	$414,398	$82,650	$36,961	$534,009
Other loans secured by real estate (excluding
loans secured by 1-4 family residential
properties)	483,733	595,325	149,296	1,228,354
Commercial and industrial	521,346	310,914	28,907	861,167
Other loans (excluding loans to individuals)	120,250	58,748	127,682	306,680
Total	$1,539,727	$1,047,637	$342,846	$2,930,210

The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

	Maturing
	One Year
	Through	After
	Five	Five
	Years	Years	Total
Above loans due after one year which have:
Predetermined interest rates	$970,426	$278,557	$1,248,983
Floating interest rates	77,211	64,289	141,500
Total	$1,047,637	$342,846	$1,390,483

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

	December 31,

	2005	2004	2003	2002	2001
Nonperforming Assets
Loans accounted for on a nonaccrual basis	$28,914	$21,864	$23,921	$31,642	$36,901
Other real estate (ORE)	4,107	5,615	5,929	6,298	5,110
Total nonperforming assets	$33,021	$27,479	$29,850	$37,940	$42,011

Past Due Loans
Loans past due over 90 days	$2,719	$5,284	$2,606	$2,946	$2,740
Serviced GNMA loans eligible for repurchase	22,769	-	-	-	-
Total loans past due over 90 days	$25,488	$5,284	$2,606	$2,946	$2,740

Nonperforming assets/total loans and ORE	0.56%	0.51%	0.59%	0.82%	0.93%

A loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued when the contractual payment of principal or interest becomes 90 days past due or if Management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. A loan is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of SFAS No. 125,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.

As of December 31, 2005, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets, which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 6.

Explanation of the changes in 2005 can be found in the table captioned "Nonperforming Assets" and the related discussion included in Management's Discussion and Analysis found in the Registrant's 2005 Annual Report to Shareholders and is incorporated herein by reference.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

	Years Ended December 31,

	2005	2004	2003	2002	2001

Balance at beginning of period	$64,757	$74,276	$74,771	$75,534	$65,850
Loans charged off:
Real estate loans	(2,770)	(3,009)	(2,863)	(4,004)	(4,609)
Loans to finance agricultural production	(14)	(19)	(60)	(84)	(288)
Commercial and industrial	(2,978)	(1,178)	(3,688)	(6,224)	(4,317)
Loans to individuals for personal expenditures	(8,147)	(7,949)	(9,605)	(11,207)	(10,982)
All other loans	(2,913)	(3,247)	(2,992)	(2,516)	(2,502)
Total charge-offs	(16,822)	(15,402)	(19,208)	(24,035)	(22,698)
Recoveries on loans previously charged off:
Real estate loans	135	30	79	64	6
Loans to finance agricultural production	-	-	-	-	-
Commercial and industrial	1,006	1,029	735	1,689	721
Loans to individuals for personal expenditures	5,300	5,324	5,612	5,156	4,774
All other loans	2,774	2,555	2,516	2,256	2,103
Total recoveries	9,215	8,938	8,942	9,165	7,604
Net charge-offs	(7,607)	(6,464)	(10,266)	(14,870)	(15,094)
Provision for loan losses	19,541	(3,055)	9,771	14,107	13,200
Allowance of acquired bank	-	-	-	-	11,578
Balance at end of period	$76,691	$64,757	$74,276	$74,771	$75,534

Percentage of net charge-offs during period to
average loans outstanding during the period	0.13%	0.12%	0.21%	0.33%	0.35%

The allowance for loan losses is established through provisions for estimated loan losses charged against net income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. Trustmark's allowance for loan loss methodology is based on guidance provided by SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance. Accordingly, Trustmark's methodology is based on historical loss experience by type of loan and internal risk ratings for homogeneous risk pools and specific loss allocations, with adjustments given to current economic events and conditions.

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

 TRUSTMARK CORPORATION
 STATISTICAL DISCLOSURES (CONTINUED)

During the third quarter of 2005, Hurricane Katrina struck the Mississippi Gulf Coast and Central and Eastern Mississippi, causing significant damages. As a result of customer surveys, collateral inspections and review of risk characteristics, Trustmark has increased its allowance for loan losses through provision for loan losses by $9.8 million on a pre-tax basis. Specifically, $3.5 million have been allocated for losses due to collateral impairment on 1-4 family residential mortgages and consumer loans, respectively.  General reserves of $4.8 million for consumer and commercial loans have been allocated for losses due to economic disruption caused by the storm. These charges are based on Management's estimates, assumptions and judgments utilizing information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from these estimates.

During the fourth quarter of 2004, Trustmark recorded a release of $9.4 million to the allowance for loan losses resulting from changes in estimates to specific factors for pooled loans and a specific class of commercial loans, both of which experienced positive trends.

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through provisions for estimated loan losses charged against net income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance. Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools, and specific loss allocations, with consideration given to current economic events and conditions. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

The general allocation is included in the allowance to cover probable loan losses within portions of the loan portfolio not addressed in the preceding allocations. The types of loans included in the general allocation are residential mortgage loans, direct and indirect consumer loans, credit card loans and overdrafts. The actual allocation amount is based upon the historical 20-quarter rolling average of net losses for each category. In the case of residential mortgage loans, the allocation is based on historical 20-quarter net loss average not to be less than a floor limit of 20 basis points. The allocation for Somerville is based on loss percentages applied to pools of risk-rated loans within the commercial loan portfolio. For Somerville's consumer loans, the allocation is based on a one-year net loan loss estimate. The percentage applied to the funded portion of the commercial loan portfolio are also applied to the outstanding balance of letters of credit to cover any potential losses in this off-balance sheet category.

Trustmark has guidelines for the unallocated reserve in order to preclude the allowance for loan losses from being characterized as excessive. These guidelines are both quantitative and qualitative. The quantitative guidelines contain credit quality measurements for nonperforming loans and classified loans. The qualitative guidelines address the following: economic and business conditions for national, regional and local economies; loan concentrations; trends in credit quality indicators; and the level and trends in credit policy exceptions, loan portfolio diversification, and loan products diversification.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONCLUDED)

TABLE 11 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2005 ($ in thousands):

3 months or less	$260,303
Over 3 months through 6 months	167,698
Over 6 months through 12 months	294,405
Over 12 months	104,433
Total	$826,839

TABLE 12 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

	2005	2004	2003

Return on average assets	1.25%	1.43%	1.60%
Return on average equity	13.68%	16.08%	17.56%
Dividend payout ratio	44.51%	38.31%	34.08%
Equity to assets ratio	9.16%	8.90%	9.11%

TABLE 13 - SHORT-TERM BORROWINGS

The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

	2005	2004	2003
Federal funds purchased and securities
sold under repurchase agreements:
Amount outstanding at end of period	$492,853	$617,546	$928,135
Weighted average interest rate at end of period	3.31%	1.69%	0.91%
Maximum amount outstanding at any
month end during each period	$770,273	$946,808	$1,032,984
Average amount outstanding during each period	$668,389	$887,596	$947,050
Weighted average interest rate during each period	2.86%	1.23%	1.08%

	2005	2004	2003
Short-term borrowings:
Amount outstanding at end of period	$775,402	$980,318	$621,532
Weighted average interest rate at end of period	4.24%	2.58%	1.56%
Maximum amount outstanding at any
month end during each period	$1,271,250	$1,020,680	$648,082
Average amount outstanding during each period	$892,570	$788,737	$391,366
Weighted average interest rate during each period	3.66%	1.62%	1.54%

ITEM 1A.  RISK FACTORS

General — Trustmark and its subsidiaries could be adversely impacted by various risks and uncertainties, which are difficult to predict. As a financial institution, Trustmark has significant exposure to market risk, including interest-rate risk, liquidity risk and credit risk, among others. Adverse experience with these or other risks could have a material impact on Trustmark’s financial condition and results of operations, as well as on the value of Trustmark’s financial instruments in general, and Trustmark’s common stock, in particular.

Interest Rate Risk — Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking since assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income, which represents the largest revenue source for Trustmark, is subject to the effects of changing interest rates. Trustmark closely monitors the sensitivity of net interest income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change. Trustmark makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk. Possible actions to mitigate such risk include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

Liquidity Risk — Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit and borrowings from the Federal Home Loan Bank. Should Trustmark experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to disruption in the financial markets, Trustmark’s ability to obtain funding from these or other sources could be negatively impacted. Trustmark attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, Trustmark maintains available lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.

Credit Risk — There are inherent risks associated with Trustmark’s lending activities. The risks include, among other things, the impact of changes in the economic conditions in the markets where Trustmark operates as well as those across the United States. Weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans. As of December 31, 2005, approximately 45% of Trustmark’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are also typically larger than residential real estate and consumer loans. Because Trustmark’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss in earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on Trustmark’s financial condition and results of operations.

The allowance for loan losses is established through provisions for estimated loan losses charged against net income. The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of Trustmark’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different than those of Management. In addition, if charge-offs in future periods exceed the allowance for loan losses, Trustmark will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, stockholders’ equity, and may have a material adverse affect on Trustmark’s financial condition and results of operations.

To help manage credit risk, Trustmark maintains a detailed credit policy and utilizes various committees that include members of senior management to approve significant extensions of credit. Trustmark also maintains a credit review department that regularly reviews Trustmark’s loan portfolios to ensure compliance with established credit policy. Trustmark maintains an allowance for credit losses that in Management’s judgment is adequate to absorb losses inherent in the loan portfolio.

Natural Disasters, Acts of War or Terrorism— Natural disasters, acts of war or terrorism and other external events could have a significant impact on Trustmark’s ability to conduct business. Such events could affect the stability of Trustmark’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause Trustmark to incur additional expenses. For example, during 2005, Hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the Mississippi Gulf Coast as well as Central and Eastern Mississippi. Operations in several of the communities where Trustmark does business were disrupted by damage and/or lack of access to Trustmark’s banking facilities. Other natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although Management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Contingencies — Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of these lawsuits assert claims related to lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. Whether these claims are founded or unfounded, if such claims are not resolved in a manner favorable to Trustmark they may result in significant financial liability and/or adversely affect the market perception of Trustmark and its banking, wealth management and insurance products and services as well as impact customer demand for these products and services. Any financial liability or reputation damage could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Supervision and Regulation — Trustmark is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general. Many of those laws and regulations are described in Part I, Item 1 “Business.” Changes in those laws and regulations, or the degree of Trustmark’s compliance with those laws and regulations as judged by any of several regulators that oversee Trustmark, could have a significant effect on Trustmark’s operations and its financial results.

Detailed discussions of the specific risks outlined above and other risks facing Trustmark are included in “Forward-Looking Statements” included in Part 1, Item 1-Business. This section includes a description of certain risks, uncertainties and assumptions identified by Management that are difficult to predict and that could materially affect Trustmark’s financial condition and results of operations, as well as the value of Trustmark’s financial instruments in general, and Trustmark common stock, in particular. In addition, the market price of Trustmark’s common stock may fluctuate significantly in response to a number of other factors, including changes in securities analysts’ estimates of financial performance, volatility of stock market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 211,000 square feet, or 80%, of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. Trustmark, through its two banking subsidiaries, also operates 121 full-service branches, 20 limited-service branches, 4 in-store branches, 4 retirement service branches and an ATM network which includes 111 ATMs at on-premise locations and 79 ATMs located at off-premise sites. Trustmark leases 96 of its 228 locations with the remainder being owned.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to Trustmark’s shareholders during the fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trustmark’s common stock is listed for trading on the NASDAQ Stock Market. At March 1, 2006, there were approximately 4,100 registered shareholders of Trustmark’s common stock. Other information required by this item can be found in Note 16, “Shareholders’ Equity,” and the table captioned “Principal Markets and Prices of Trustmark’s Stock” included Trustmark’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended December 31, 2005:
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
October 1, 2005 through
October 31, 2005	130,400	$27.25	130,400	3,619,773

November 1, 2005 through
November 30, 2005	-	$-	-	3,619,773

December 1, 2005 through
December 31, 2005	50,200	$28.12	50,200	3,569,573

Total	180,600		180,600

In July 2003, the Board of Directors of Trustmark authorized a plan to repurchase 5% of current outstanding shares, or 2,936,571 shares. The Board of Directors approved an additional plan in October 2005, also allowing for a 5% repurchase of current outstanding shares, or 2,792,334 shares. Both of these plans are subject to market conditions and Management discretion and will continue to be implemented through open market purchases or privately negotiated transactions. No expiration date has been given to either of these plans.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned “Selected Financial Data” included in Trustmark’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in “Management’s Discussion and Analysis” included in Trustmark’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found in “Management’s Discussion and Analysis” included in Trustmark’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Trustmark Corporation and subsidiaries and the accompanying Notes to Consolidated Financial Statements are contained in Trustmark’s 2005 Annual Report to Shareholders and are incorporated herein by reference. The table captioned “Summary of Quarterly Results of Operations” is also included in Trustmark’s 2005 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2005.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by Trustmark’s Management, with the participation of its Chief Executive Officer and Treasurer (Principal Financial Officer), of the effectiveness of Trustmark’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to Trustmark’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect Trustmark’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The Management of Trustmark Corporation (Trustmark) is responsible for establishing and maintaining adequate internal control over financial reporting. Trustmark’s internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, Trustmark’s internal control over financial reporting is effective based on those criteria..

Trustmark’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on Management’s assessment of the effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on Management’s assessment and on the effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2005, can be found in the “Report of Independent Registered Public Accounting Firm” included in Trustmark’s 2005 Annual Report to Shareholders and in incorporated herein by reference.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

The table below represents compensation plans under which equity securities of Trustmark are authorized as of December 31, 2005:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding (a))
Approved by security holders	2,016,930	$24.12	5,741,026
Not approved by security holders	-	-	-
Total	2,016,930	$24.12	5,741,026

The table above contains aggregate summary information for the number of securities to be issued upon exercise of outstanding options and their weighted-average exercise price related to Trustmark’s 2005 Stock Incentive Plan (the 2005 Plan) and 1997 Incentive Plan (the 1997 Plan). Information related to securities remaining available for future issuance comes exclusively from the 2005 Plan as it replaced the 1997 Plan, and from which no additional grants will be made.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A-1. Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2005 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

    Consolidated Balance Sheets as of December 31, 2005 and 2004
    Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
    Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31,
    2005, 2004 and 2003
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
    Notes to Consolidated Financial Statements (Notes 1 through 20)

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Zach L. Wasson
	Richard G. Hickson		Zach L. Wasson
	Chairman of the Board, President		Treasurer (Principal
	& Chief Executive Officer		Financial Officer)

DATE:	March 14, 2006	DATE:	March 14, 2006

BY:	/s/ Louis E. Greer
Louis E. Greer
Chief Accounting Officer

DATE:	March 14, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	March 14, 2006	BY:	/s/ J. Kelly Allgood
J. Kelly Allgood, Director

DATE:	March 14, 2006	BY:	/s/ Reuben V. Anderson
Reuben V. Anderson, Director

DATE:	March 14, 2006	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE:	March 14, 2006	BY:	/s/ C. Gerald Garnett
C. Gerald Garnett, Director

DATE:	March 14, 2006	BY:	/s/ Richard G. Hickson
Richard G. Hickson, Chariman, President
& Chief Executive Officer and Director

DATE:	March 14, 2006	BY:	/s/ Matthew L. Holleman III
Matthew L. Holleman III, Director

DATE:		BY:
John M. McCullouch, Director

DATE:	March 14, 2006	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	March 14, 2006	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE:	March 14, 2006	BY:	/s/ Kenneth W. Williams
Kenneth W. Williams, Director

DATE:	March 14, 2006	BY:	/s/ William G. Yates, Jr.
William G. Yates, Jr., Director

EXHIBIT INDEX

3-a	Articles of Incorporation, as amended, effective April 9, 2002.

3-b	Bylaws, as amended, effective October 18, 2005.

10-a
Deferred Compensation Plan for Executive Officers of Trustmark National Bank. Filed as Exhibit 10-b to Trustmark’s Form 10-K Annual Report for the year ended December 31, 1993, incorporated herein by reference.

10-b
Deferred Compensation Plan for Directors of First National Financial Corporation acquired October 7, 1994. Filed as Exhibit 10-c to Trustmark’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.

10-c
Life Insurance Plan for Executive Officers of First National Financial Corporation acquired October 7, 1994. Filed as Exhibit 10-d to Trustmark’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference.

10-d
Long Term Incentive Plan for key employees of Trustmark Corporation and its subsidiaries approved March 11, 1997. Filed as Exhibit 10-e to Trustmark’s Form 10-K Annual Report for the year ended December 31, 1996, incorporated herein by reference.

10-e
Deferred Compensation Plan for Directors of Trustmark National Bank, as amended. Filed as Exhibit 10-i to Trustmark’s Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.

10-f
Deferred Compensation Plan for Executives of Trustmark National Bank, as amended. Filed as Exhibit 10-j to Trustmark’s Form 10-K Annual Report for the year ended December 31, 1999, incorporated herein by reference.

10-g
Trustmark Corporation Deferred Compensation Plan effective January 1, 2002. Filed as Exhibit 10-a to Trustmark’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

10-h
Amended and Restated Employment Agreement between Trustmark Corporation and Richard G. Hickson dated March 12, 2002. Filed as Exhibit 10-b to Trustmark’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

10-i
Amended and Restated Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated March 12, 2002. Filed as Exhibit 10-c to Trustmark’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

10-j
Amended and Restated Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated March 12, 2002. Filed as Exhibit 10-d to Trustmark’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002, incorporated herein by reference.

10-k	2005 Stock and Incentive Compensation Plan approved May 10, 2005. Filed as Exhibit 10-a to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2005, incorporated by reference.

10-l	Form of Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan). Filed May 16, 2005, as Exhibit 10-b to Trustmark’s Form 8-K Current Report, incorporated by reference.

10-m
Form of Non-Qualified Stock Option Agreement for Director (under the 2005 Stock and Incentive Compensation Plan). Filed May 16, 2005, as Exhibit 10-c to Trustmark’s Form 8-K Current Report, incorporated by reference.

10-n
Form of Non-Qualified Stock Option Agreement for Associate (under the 2005 Stock and Incentive Compensation Plan). Filed May 16, 2005, as Exhibit 10-d to Trustmark’s Form 8-K Current Report, incorporated by reference.

10-o	Termination Amendment to the Second Amended Trustmark Corporation 1997 Long Term Incentive Plan. File May 16, 2005, as Exhibit 10-e to Trustmark’s Form 8-K Current Report, incorporated by reference.

10-p
Revised Form of Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan). Filed January 31, 2006, as Exhibit 10-b to Trustmark’s Form 8-K Current Report, incorporated by reference.

13
Only those portions of the Registrant’s 2005 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

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

All other exhibits are omitted, as they are inapplicable of not required by the related instructions.