Form 10-Q
period 2006-03-31
TRUSTMARK CORP
filed 2006-05-10
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 0-3683

Trustmark Corporation
(Exact name of registrant as specified in its charter)
Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi 39201
(Address of principal executive offices)(Zip Code)

(601) 208-5111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock outstanding as of April 28, 2006: 55,703,984 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks (noninterest-bearing)	$321,662	$387,930
Federal funds sold and securities purchased
under reverse repurchase agreements	46,941	130,115
Securities available for sale (at fair value)	976,673	1,041,754
Securities held to maturity (fair value: $294,186-2006;
$295,521-2005)	296,760	294,902
Loans held for sale	154,151	146,936
Loans	5,944,903	5,893,439
Less allowance for loan losses	73,542	76,691
Net loans	5,871,361	5,816,748
Premises and equipment	117,128	115,115
Mortgage servicing rights	64,283	58,424
Goodwill	137,368	137,368
Identifiable intangible assets	27,933	28,703
Other assets	223,428	231,755
Total Assets	$8,237,688	$8,389,750

Liabilities
Deposits:
Noninterest-bearing	$1,428,206	$1,556,142
Interest-bearing	4,892,826	4,726,672
Total deposits	6,321,032	6,282,814
Federal funds purchased	176,841	178,789
Securities sold under repurchase agreements	189,602	314,064
Short-term borrowings	692,295	775,402
Long-term FHLB advances	5,707	5,726
Other liabilities	96,526	91,492
Total Liabilities	7,482,003	7,648,287

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 55,680,234 shares - 2006;
55,771,459 shares - 2005	11,604	11,620
Capital surplus	63,674	65,374
Retained earnings	696,236	677,781
Accumulated other comprehensive loss, net of tax	(15,829)	(13,312)
Total Shareholders' Equity	755,685	741,463
Total Liabilities and Shareholders' Equity	$8,237,688	$8,389,750

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest Income
Interest and fees on loans	$96,915	$78,034
Interest on securities:
Taxable	11,569	15,734
Tax exempt	1,822	1,861
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	307	273
Other interest income	20	20
Total Interest Income	110,633	95,922
Interest Expense
Interest on deposits	29,975	16,368
Interest on federal funds purchased and securities
sold under repurchase agreements	5,056	3,648
Other interest expense	7,361	7,497
Total Interest Expense	42,392	27,513
Net Interest Income	68,241	68,409
Provision for loan losses	(2,984)	2,796
Net Interest Income After Provision
for Loan Losses	71,225	65,613
Noninterest Income
Service charges on deposit accounts	11,689	12,384
Insurance commissions	8,349	7,862
Wealth management	5,611	5,243
Retail banking - other	5,195	4,752
Mortgage banking, net	3,452	3,851
Other, net	1,528	2,453
Securities gains	866	3
Total Noninterest Income	36,690	36,548
Noninterest Expense
Salaries and employee benefits	39,377	37,359
Services and fees	8,764	8,958
Net occupancy - premises	3,884	3,691
Equipment expense	3,643	3,953
Other expense	7,844	7,181
Total Noninterest Expense	63,512	61,142
Income Before Income Taxes	44,403	41,019
Income taxes	15,084	14,238
Net Income	$29,319	$26,781
Earnings Per Share
Basic	$0.53	$0.47
Diluted	$0.52	$0.47
Dividends Per Share	$0.2100	$0.2000

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2006	2005

Balance, January 1,	$741,463	$750,396
Cumulative effect adjustment due to change
in accounting for mortgage servicing rights	848	-
Comprehensive income:
Net income per consolidated statements of income	29,319	26,781
Net change in fair value of securities available
for sale, net of tax	(2,517)	(10,042)
Comprehensive income	26,802	16,739
Cash dividends paid	(11,711)	(11,434)
Common stock issued, long-term incentive plan	800	63
Compensation expense, long-term incentive plan	721	320
Repurchase and retirement of common stock	(3,238)	(24,578)
Balance, March 31,	$755,685	$731,506

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
Operating Activities
Net income	$29,319	$26,781
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	(2,984)	2,796
Depreciation and amortization/impairment	5,938	3,758
Net amortization of securities	1,310	1,479
Securities gains	(866)	(3)
Gains on sales of loans	(1,184)	(467)
Deferred income tax provision	3,125	3,597
Tax benefit from exercise of stock options	(104)	(15)
Proceeds from sales of loans held for sale	212,332	189,402
Purchases and originations of loans held for sale	(218,506)	(204,760)
Net increase in mortgage servicing rights	(2,726)	(2,908)
Net decrease (increase) in other assets	5,542	(6,192)
Net increase (decrease) in other liabilities	5,033	(773)
Other operating activities, net	(3,383)	569
Net cash provided by operating activities	32,846	13,264

Investing Activities
Proceeds from calls and maturities of securities held to maturity	1,073	4,699
Proceeds from calls and maturities of securities available for sale	69,988	43,364
Proceeds from sales of securities available for sale	12,145	-
Purchases of securities held to maturity	(2,944)	(168,191)
Purchases of securities available for sale	(21,922)	(8,342)
Net decrease in federal funds sold and securities
purchased under reverse repurchase agreements	83,174	75,813
Net increase in loans	(26,077)	(126,472)
Purchases of premises and equipment	(5,705)	(3,355)
Proceeds from sales of premises and equipment	1,203	235
Proceeds from sales of other real estate	723	1,963
Net cash provided by (used in) investing activities	111,658	(180,286)

Financing Activities
Net increase in deposits	38,218	84,635
Net (decrease) increase in federal funds purchased and securities sold
under repurchase agreements	(126,410)	152,727
Net decrease in other borrowings	(108,535)	(90,663)
Cash dividends	(11,711)	(11,434)
Proceeds from exercise of stock options	800	63
Tax benefit from exercise of stock options	104	15
Repurchase and retirement of common stock	(3,238)	(24,578)
Net cash (used in) provided by financing activities	(210,772)	110,765
Decrease in cash and cash equivalents	(66,268)	(56,257)
Cash and cash equivalents at beginning of period	387,930	343,125
Cash and cash equivalents at end of period	$321,662	$286,868

See notes to consolidated financial statements.

TRUSTMARK CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation’s (Trustmark) 2005 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS

On April 13, 2006, Trustmark and Republic Bancshares of Texas, Inc. (Republic), headquartered in Houston, Texas, announced the signing of a definitive agreement in which Republic will merge into Trustmark. Republic has six banking centers with $475 million in loans and $589 million in deposits as of March 31, 2006. Including Trustmark’s Houston market presence at March 31, 2006, the combined company would have $670 million in loans and $750 million in deposits in the Houston market. Under the terms of the definitive agreement, the transaction is valued at approximately $210 million based upon a price of $31.50 per share of Trustmark common stock. Republic shareholders have the right to elect to receive either cash, or Trustmark common stock, or a combination of cash and Trustmark common stock provided that 51% of the total consideration is paid in Trustmark stock. The consideration to be paid in Trustmark common stock is based upon a fixed exchange ratio. Elections will be subject to standard proration procedures. The proposed transaction, which is subject to approval by Republic’s shareholders and regulatory authorities, is expected to be completed during the third quarter of 2006.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):
	March 31,	December 31,
	2006	2005
Real estate loans:
Construction and land development	$611,403	$534,009
Secured by 1-4 family residential properties	2,042,855	2,082,361
Secured by nonfarm, nonresidential properties	1,078,519	1,061,669
Other	115,193	166,685
Loans to finance agricultural production	27,550	40,162
Commercial and industrial	920,184	861,167
Consumer	891,405	886,072
Obligations of states and political subdivisions	213,363	210,310
Other loans	44,431	51,004
Loans	5,944,903	5,893,439
Less allowance for loan losses	73,542	76,691
Net loans	$5,871,361	$5,816,748

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of year	$76,691	$64,757
Provision charged to expense	(2,984)	2,796
Loans charged off	(2,834)	(3,182)
Recoveries	2,669	2,416
Net charge-offs	(3,149)	2,030
Balance at end of period	$73,542	$66,787

On August 29, 2005, Hurricane Katrina struck the Mississippi Gulf Coast and Central and Eastern Mississippi causing significant damages. Immediately following the storm, Trustmark initiated a process to assess the storm’s impact on its customers and on Trustmark’s consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies," Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis.

In the first quarter of 2006, Trustmark continued updating its estimates for probable losses resulting from Hurricane Katrina and reduced its allowance for loan losses by $3.2 million, on a pretax basis. At March 31, 2006, the allowance for loan losses included specific Katrina reserves totaling $6.6 million, comprised of $3.4 million for mortgage loans, $1.2 million for commercial loans and $2.0 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

The allowance for loans losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance. Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools, and specific loss allocations, with adjustments considering current economic events and conditions. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries and other factors.

At March 31, 2006 and 2005, the carrying amounts of nonaccrual loans were $27.2 million and $36.6 million, respectively. Included in these nonaccrual loans at March 31, 2006 and 2005, are loans that are considered to be impaired, which totaled $21.0 million and $30.9 million, respectively. At March 31, 2006, the total allowance for loan losses related to impaired loans was $6.6 million compared with $9.6 million at March 31, 2005. The average carrying amounts of impaired loans during the first quarter of 2006 and 2005 were $20.9 million and $21.1 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three months ended March 31, 2006 and 2005.

NOTE 4 - MORTGAGE BANKING

On March 17, 2006, the Financial Accounting Standard Board (FASB) released SFAS No. 156, “Accounting for Servicing Financial Assets, an amendment of SFAS No. 140.” This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of the first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date.

On January 1, 2006, Trustmark elected to early adopt SFAS No. 156 and recorded all of its Mortgage Servicing Rights (MSR) at fair value. Upon adoption, MSR were increased by $1.4 million while retained earnings were also increased by $0.8 million, net of taxes. During the first quarter of 2006, a strategy was implemented which utilized a portfolio of derivative instruments such as interest rate futures contracts and exchange-traded option contracts to achieve a return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR. For the quarter ended March 31, 2006, mortgage banking, net increased by $3.8 million from the change in the fair value of MSR due to interest rates, decreased by $2.1 million from the change in fair value of MSR due to runoff and decreased by $2.6 million from the costs of derivatives used in hedging MSR. Net fees related to the servicing of MSR totaled $3.3 million for the three months ended March 31, 2006 compared with $3.1 million for the first quarter of 2005 and is also included in noninterest income in mortgage banking, net.

The MSR valuation process includes the use of highly capable and experienced third parties providing valuation expertise and valuation advisory services. The fair value of MSR is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. For March 31, 2006, the valuation of MSR included an assumed average prepayment speed of 8.28 CPR and an average discount rate of 10.16%. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Prior to January 1, 2006, Trustmark’s purchased servicing rights were capitalized at cost. For loans originated and sold where the servicing rights had been retained, Trustmark allocated the cost of the loan and servicing right based on their relative fair values. MSR were amortized over the estimated period of the related net servicing income and were evaluated quarterly for impairment. Impairment occurred when the estimated fair value of the MSR fell below its carrying value.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):
	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$58,424	$52,463
Cumulative-effect adjustment - change in accounting for MSR	1,373	-
Additions
Purchase of servicing assets	2,941	2,186
Servicing obligations that resulted from transfers
of financial assets	885	1,017
Disposals	(673)	(294)
Change in fair value:
Due to market changes	3,812	n/a
Due to runoff	(2,052)	n/a
Due to other	(427)	n/a
Amortization	n/a	(2,620)
Impairment recovery	n/a	2,732
Balance at end of period	$64,283	$55,484

NOTE 5 - DEPOSITS

At March 31, 2006 and December 31, 2005, deposits consisted of the following ($ in thousands):

	March 31,	December 31,
	2006	2005
Noninterest-bearing demand	$1,428,206	$1,556,142
Interest-bearing demand	992,061	846,754
Savings	1,691,067	1,608,334
Time	2,209,698	2,271,584
Total deposits	$6,321,032	$6,282,814

Improved coverage of sweep eligible accounts, resulting from the implementation of a third-party software product, was the primary factor in an increase in savings accounts, which have no reserve requirement as defined by the Federal Reserve Bank. The increase in interest-bearing demand is primarily due to seasonal increases in money market demand and interest checking accounts. As evidenced by the decrease in time deposits attributable to a decrease in brokered CDs, Management has continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state banking franchise.

NOTE 6 - STOCK AND INCENTIVE COMPENSATION PLANS

Effective January 1, 2006, Trustmark adopted the provisions of SFAS No. 123r, a revision of SFAS No. 123, "Accounting for Stock-Based Compensation.” Trustmark implemented the provisions of this statement using the modified prospective approach, which applies to new awards, as well as, any previously granted awards outstanding on January 1, 2006. Compensation cost for the portion of awards for which the requisite service had not been rendered as of the date of adoption, is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123. Prior period amounts have not been restated to reflect the impact of the adoption of SFAS No. 123r.

During the fourth quarter of 2005, with the approval of Trustmark’s Board of Directors and in accordance with the applicable provisions of the 1997 Long Term Incentive Plan, Trustmark accelerated the vesting of unvested stock options, which were awarded on April 9, 2002, to directors and executive officers. The decision to accelerate the vesting was made primarily to reduce non-cash compensation expense of approximately $145 thousand that would have been recorded during the first quarter of 2006 following the application of SFAS No. 123r. As a result of this action, options to purchase approximately 70 thousand shares of common stock became fully vested. No additional compensation expense was recognized as the exercise price exceeded Trustmark’s market price on the acceleration date.

Prior to January 1, 2006, Trustmark accounted for stock-based compensation awards under the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” prospectively for all awards granted, modified or settled after January 1, 2003. Under the provisions of this statement, compensation expense was recognized over the vesting period for stock option awards and was estimated using the Black-Scholes option-pricing model, while compensation expense for restricted performance awards is recognized over the service period based on the fair value of the underlying common stock on the date of grant based on the number of restricted shares expected to vest.

Prior to January 1, 2003, Trustmark accounted for stock-based compensation awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of Trustmark’s stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. The following table reflects pro forma net income and earnings per share for the three months ended March 31, 2005, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

Three Months Ended
March 31, 2005
Net income, as reported	$26,781

Add: Total stock-based compensation expense reported in net income, net of related tax effects	188

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(342)

Pro forma net income	$26,627

Earnings per share:
As reported
Basic	$0.47
Diluted	0.47

Pro forma
Basic	$0.46
Diluted	0.46

On May 10, 2005, the shareholders of Trustmark, upon the recommendation of Trustmark's Board of Directors, approved the Trustmark Corporation 2005 Stock and Incentive Compensation Plan (the 2005 Plan), which was adopted by the Board of Directors, and replaced the Trustmark Corporation 1997 Long Term Incentive Plan (the 1997 Plan). The 2005 Plan became effective May 10, 2005, and subject to earlier termination by the Board of Directors, terminates on May 9, 2015. The purpose of the 2005 Plan is to promote the success of Trustmark and its subsidiaries by providing incentives to key associates and directors that will promote the identification of their personal interest with the long term financial success of Trustmark and with growth in shareholder value. The 2005 Plan is designed to provide flexibility to Trustmark in its ability to motivate, attract, and retain the services of key associates and directors upon whose judgment, interest, and special effort the successful conduct of its operation is largely dependent. The 2005 Plan allows Trustmark to make grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. The maximum number of shares of Trustmark's common stock available for issuance under the 2005 Plan is the sum of (1) 6,000,000 common shares plus (2) the number of outstanding options under the 1997 Plan, which expire or are otherwise terminated or forfeited after May 10, 2005.

Stock Option Grants
Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark's stock on the date of grant. Stock options granted under the 2005 Plan vest 20% per year and have a term of seven years. Stock option awards, which were granted under the 1997 Plan had an exercise price equal to the market price of Trustmark's stock on the date of grant, vested equally over four years with a 10-year term. For the three months ended March 31, 2006 and 2005, compensation expense for these plans totaled $418 thousand and $305 thousand, respectively. The following table presents a summary of Trustmark’s option activity for the three months ended March 31, 2006:
	2006
		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Options	Shares	Price	Value
Outstanding, beginning of period	2,016,930	$24.44
Granted	-	-
Exercised	(35,375)	22.62
Forfeited	(8,000)	29.81
Expired	-	-
Outstanding, end of period	1,973,555	24.45	$13,982,061

Exercisable, end of period	1,198,718	22.77	$10,503,357

The following table presents information on stock option by ranges of exercises at March 31, 2006:

Options Outstanding				Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Range of	March 31,	Exercise	Contractual	March 31,	Exercise	Contractual
Exercise Prices	2006	Price	Life	2006	Price	Life
$13.53 - $19.60	220,120	$17.81	3.9	220,120	$17.81	3.9
$19.61 - $25.67	1,038,910	23.57	5.3	871,048	23.45	5.3
$25.68 - $31.74	714,525	27.77	7.1	107,550	27.41	7.1
	1,973,555	24.45	5.8	1,198,718	22.77	5.8

For the quarters ended March 31, 2006 and 2005, cash received from the exercise of share options was $800 thousand and $63 thousand, respectively, while tax benefits realized from options exercised were $104 thousand and $15 thousand, respectively. The total intrinsic value of options exercised was $273 thousand during the first quarter of 2006 and $43 thousand during the same time period in 2005.

At March 31, 2006, unrecognized stock-based compensation expense related to nonvested stock option awards totaled $3.1 million, which is expected to be recognized over a weighted-average period of 7.7 years.

Restricted Stock Grants
On February 1, 2006, Trustmark awarded 67,000 shares of restricted stock to key executives. These awards are restricted until December 31, 2009, and vest based on performance goals of return on average equity and total shareholder return compared to a defined peer group. The restricted share agreement entitles the executives to vote their restricted shares and earn dividends. Compensation expense is recorded utilizing the fair value of Trustmark’s stock at the grant date based on estimated performance results. During the first three months of 2006, Trustmark recorded compensation expense for restricted stock awards of $199 thousand. No restricted stock grants were made prior to the second quarter of 2005; therefore, no compensation expense was recognized during the first three months of 2005. The following table summarizes Trustmark's restricted stock activity during the first quarter of 2006:

		Weighted-Average
		Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested shares, beginning of period	26,325	$28.28
Granted	67,000	28.25
Vested	-
Forfeited	-
Nonvested shares, end of period	93,325	28.26

NOTE 7 - BENEFIT PLANS

Pension Plan
Trustmark maintains a noncontributory defined benefit pension plan, which covers substantially all associates with more than one year of service. The plan provides pension benefits that are based on the length of credited service and final average compensation as defined in the plan. Trustmark's policy is to fund amounts allowable as deductions for federal income tax purposes.

The following table presents information regarding the plan’s net periodic pension costs for the three months ended March 31, 2006 and 2005 ($ in thousands):
	2006	2005
Service cost - benefits earned during the period	$654	$545
Interest cost on projected benefit obligation	1,098	1,067
Expected return on plan assets	(1,308)	(1,352)
Amortization of prior service cost	(87)	(22)
Recognized net actuarial loss	614	479
Net periodic benefit cost	$971	$717

Supplemental Retirement Plan
Trustmark maintains a non-qualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers. The plan provides for defined death benefits and/or retirement benefits based on a participant’s covered salary. Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments.

The following table presents information regarding the plan’s net periodic benefit costs for the three months ended March 31, 2006 and 2005 ($ in thousands):
	2006	2005
Service cost - benefits earned during the period	$404	$360
Interest cost on projected benefit obligation	413	394
Amortization of prior service cost	35	51
Recognized net actuarial loss	38	26
Net periodic benefit cost	$890	$831

NOTE 8 - CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. In the normal course of business, in order to fulfill the financing needs of its customers, Trustmark issues financial and performance standby letters of credit. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.

At March 31, 2006 and 2005, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $116.7 million and $105.8 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2006, the fair value of collateral held was $25.2 million.

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

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock options outstanding during the period. The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2005
Basic shares	55,696	57,399
Dilutive shares (related to stock options)	339	146
Diluted shares	56,035	57,545

In December 2004, the FASB issued a revision of SFAS No. 123 (SFAS No. 123r), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Trustmark adopted SFAS 123r, “Share Based Payment,” effective January 1, 2006. Prior period dilutive shares consisted of potentially dilutive stock options outstanding accounted for under APB Opinion No. 25.

NOTE 10 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $239 thousand and $0 during the three months ended March 31, 2006 and 2005, respectively. Interest paid on deposit liabilities and other borrowings approximated $41.1 million in the first three months of 2006 and $26.3 million in the first three months of 2005. For the three months ended March 31, 2006 and 2005, noncash transfers from loans to foreclosed properties were $299 thousand and $630 thousand, respectively. During the first three months of 2006, no long-term FHLB advances were converted to short-term borrowings compared with conversions of $75.0 million in the first three months of 2005.

NOTE 11 - SEGMENT INFORMATION

Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement services. Insurance includes two wholly-owned subsidiaries of TNB: The Bottrell Insurance Agency and Fisher-Brown, Incorporated. Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Administration includes all other activities that are not directly attributable to one of the major lines of business. Administration consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management) and Corporate Finance.

The accounting policies of each reportable segment are the same as those of the Corporation except for its internal allocations. Trustmark uses a match-funded transfer pricing process to assess operating segment performance. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. In the first quarter of 2006, Trustmark updated its estimates for probable losses resulting from Hurricane Katrina and reduced its allowance for loan losses and provision for loan losses by $3.2 million on a pretax basis. As was the case in 2005, Management has determined that this item should be included in the Administrative division due to its unusual nature.

The following table discloses financial information by reportable segment for the periods ended March 31, 2006 and 2005.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
March 31, 2006
Net interest income from external customers	$66,100	$809	$(2)	$1,334	$68,241
Internal funding	(1,184)	254	-	930	-
Net interest income	64,916	1,063	(2)	2,264	68,241
Provision for loan losses	355	(2)	-	(3,337)	(2,984)
Net interest income after provision for loan losses	64,561	1,065	(2)	5,601	71,225
Noninterest income	21,855	5,829	8,305	701	36,690
Noninterest expense	45,258	4,682	5,718	7,854	63,512
Income before income taxes	41,158	2,212	2,585	(1,552)	44,403
Income taxes	14,183	809	1,004	(912)	15,084
Segment net income	$26,975	$1,403	$1,581	$(640)	$29,319

Selected Financial Information
Average assets	$6,509,669	$87,323	$23,850	$1,603,079	$8,223,921
Depreciation and amortization	$4,799	$99	$100	$940	$5,938

For the three months ended
March 31, 2005
Net interest income from external customers	$60,608	$1,156	$(2)	$6,647	$68,409
Internal funding	(1,702)	(227)	-	1,929	-
Net interest income	58,906	929	(2)	8,576	68,409
Provision for loan losses	770	(7)	-	2,033	2,796
Net interest income after provision for loan losses	58,136	936	(2)	6,543	65,613
Noninterest income	22,417	5,377	7,845	909	36,548
Noninterest expense	44,150	4,807	5,396	6,789	61,142
Income before income taxes	36,403	1,506	2,447	663	41,019
Income taxes	12,531	553	1,006	148	14,238
Segment net income	$23,872	$953	$1,441	$515	$26,781

Selected Financial Information
Average assets	$5,997,123	$99,152	$15,366	$2,027,160	$8,138,801
Depreciation and amortization	$2,577	$133	$89	$959	$3,758

NOTE 12 - RECENT PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The effects of this statement are not expected to have a material impact on Trustmark’s statement of position or results of operations.

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

These risks could cause actual results to differ materially from current expectations of Management and include, but are not limited to, changes in the level of nonperforming assets and charge offs, local, state and national economic and market conditions, material changes in market interest rates, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, changes in existing regulations or the adoption of new regulations, natural disasters, acts of war or terrorism, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of Trustmark’s borrowers, the ability to control expenses, changes in Trustmark’s compensation and benefit plans, greater than expected costs or difficulties related to the integration of, or a material delay in closing of, the Republic Bancshares of Texas merger, greater than expected costs or difficulties related to the integration of new products and lines of business and other risks described in Trustmark’s filings with the Securities and Exchange Commission.

Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Trustmark undertakes no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

OVERVIEW

Business
Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through over 145 offices and 2,600 associates in Florida, Mississippi, Tennessee and Texas.

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Initially chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through its wholly-owned subsidiaries, Trustmark Investment Advisors, Inc., The Bottrell Insurance Agency, Inc., TRMK Risk Management, Inc. and Fisher-Brown, Incorporated. On January 26, 2006, Trustmark Securities, Inc. (TSI), Trustmark’s wholly-owned brokerage subsidiary, notified its customers of plans to engage UVEST Financial Services as TNB’s full service brokerage provider. UVEST is a registered broker-dealer and member of the National Association of Securities Dealers, as well as the Securities Investor Protection Corporation. This change was effective March 1, 2006, at which time TSI became an inactive subsidiary.

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

Financial Highlights
Trustmark’s net income totaled $29.3 million in the first quarter of 2006, which represented basic earnings per share of $0.53 and diluted earnings per share of $0.52. Net income for the first quarter of 2005 totaled $26.8 million yielding basic and diluted earnings per share of $0.47. Trustmark’s first quarter 2006 net income produced annualized returns on average shareholders’ equity and average assets of 15.53% and 1.45%, respectively, compared with first quarter 2005 returns of 14.42% and 1.33%, respectively. Highlights of the first quarter of 2006 included:

•	Average total loans in the first quarter of 2006 increased $558.2 million, or 10.2%, compared to figures one year earlier
•	Average total deposits in the first quarter of 2006 increased $598.0 million, or 10.7%, compared to figures one year earlier
•	Continued implementation of expansion plans within higher-growth markets within Trustmark’s existing franchise
•	Announced definitive merger agreement with Republic Bancshares of Texas, Inc., Houston, Texas, on April 13, 2006

Business Combinations
On April 13, 2006, Trustmark and Republic Bancshares of Texas, Inc. (Republic), headquartered in Houston, Texas, announced the signing of a definitive agreement in which Republic will merge into Trustmark. Republic has six banking centers with $475 million in loans and $589 million in deposits as of March 31, 2006. Including Trustmark’s Houston market presence at March 31, 2006, the combined company would have $670 million in loans and $750 million in deposits in the Houston market. Under the terms of the definitive agreement, the transaction is valued at approximately $210 million based upon a price of $31.50 per share of Trustmark common stock. Republic shareholders have the right to elect to receive either cash, or Trustmark common stock, or a combination of cash and Trustmark common stock provided that 51% of the total consideration is paid in Trustmark stock. The consideration to be paid in Trustmark common stock is based upon a fixed exchange ratio. Elections will be subject to standard proration procedures. The proposed transaction, which is subject to approval by Republic’s shareholders and regulatory authorities, is expected to be completed during the third quarter of 2006.

Significant Accounting Transactions for 2006
On August 29, 2005, Hurricane Katrina struck the Mississippi Gulf Coast and Central and Eastern Mississippi causing significant damages. Immediately following the storm, Trustmark initiated a process to assess the impact on its customers and on Trustmark’s consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies," Trustmark has determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million and established other reserves totaling $2.1 million, on a pretax basis.

In the first quarter of 2006, Trustmark continued updating its estimates for probable losses resulting from Hurricane Katrina and reduced its allowance for loan losses by $3.2 million and other reserves by $0.8 million, on a pretax basis. At March 31, 2006, the allowance for loan losses included specific Katrina reserves totaling $6.6 million, comprised of $3.4 million for mortgage loans, $1.2 million for commercial loans and $2.0 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

Management is presenting in the accompanying table adjustments to net income as reported in accordance with generally accepted accounting principles for significant items resulting from Hurricane Katrina. Management believes this information will help users compare Trustmark’s current results to prior periods.

Financial Performance
Net Income Adjusted for Specifice Items (Non-GAAP)
	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
	$	Basic EPS	$	Basic EPS

Net Income as reported--GAAP	$ 29,319	$ 0.526	$ 26,781	$ 0.467

Adjustments (net of taxes):
Add charges related to Hurricane Katrina
Provision for loan losses	(1,944)	(0.035)	-	-
Mortgage related charges	(517)	(0.009)	-	-
	(2,461)	(0.044)	-	-

Net Income adjusted for specific items (Non-GAAP)	$ 26,858	$ 0.482	$ 26,781	$ 0.467

CRITICAL ACCOUNTING POLICIES

Preparation of Trustmark’s financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses shown in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. There have been no significant changes in our critical accounting estimates during the first three months of 2006 except those associated with Mortgage Servicing Rights.

Mortgage Servicing Rights
On March 17, 2006, the Financial Accounting Standard Board (FASB) released SFAS No. 156, “Accounting for Servicing Financial Assets, an amendment of SFAS No. 140.” This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transaction occurring after the effective date.

Trustmark elected to early adopt SFAS No. 156 in the first quarter of 2006 and has recorded its Mortgage Servicing Rights (MSR) at fair value. This election, effective January 1, 2006, increased MSR by $1.4 million while also increasing retained earning by $0.8 million, net of taxes.

Prior to January 1, 2006, Trustmark purchased servicing rights were capitalized at cost. For loans originated and sold where the servicing rights had been retained, Trustmark allocated the cost of the loan and servicing right based on their relative fair values. MSR were amortized over the estimated period of the related net servicing income. MSR were evaluated quarterly for impairment and recorded as a valuation allowance. Impairment occurred when the estimated fair value of the MSR fell below its carrying value.

RESULTS OF OPERATIONS

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

Net interest income-FTE for the first quarter of 2006 increased $34 thousand when compared with the first quarter of 2005. Increases in the target fed funds rate of 250 basis points since the beginning of 2005 resulted in increased interest income-FTE and interest expense. While interest expense on interest-bearing liabilities, primarily federal funds purchased, repurchase agreements and borrowings, increased substantially, the increase in interest income on earning assets was sufficient to offset the additional interest expense. The combination of these factors resulted in a decrease in the NIM of four basis points, to 3.86%, when the first quarter of 2006 is compared with the same time period in 2005. For additional discussion, see Market/Interest Rate Risk Management included later in the Management’s Discussion and Analysis.

Average interest-earning assets for the first quarter of 2006 were $7.405 billion, compared with $7.324 billion for the first quarter of 2005, an increase of $80.7 million. Average total loans during the first quarter of 2006 increased $558.2 million, or 10.2%, relative to the comparable period one year earlier with growth diversified across Trustmark’s four-state franchise as well as by loan type. Management has continued to implement a strategy that was begun during the fourth quarter of 2003 of adjusting the balance sheet in anticipation of the risk of rising interest rates. This strategy has been well founded, as short-term rates have risen significantly over that time period. In addition, the flatness of the yield curve, along with expectations of higher rates, provided limited opportunity to carry securities profitably; therefore, Management utilized the liquidity generated by maturing securities to fund additional loan growth as well as reduce balances of higher-cost funding sources during the period between March 31, 2005 and March 31, 2006. This is illustrated by the decrease in average securities of $457.3 million, or 25.6%, when the first quarter of 2006 is compared with the same time period in 2005.

Yields on average interest-earning assets also reacted positively to the rising interest rate environment as seen by the increase from 5.42% at March 31, 2005 to 6.18% at March 31, 2006, an increase of 76 basis points. The combination of larger loan balances and higher interest rates resulted in an increase in interest income-FTE during the first quarter of 2006 of $14.9 million, or 15.2%, when compared with the same time period in 2005.

Average interest-bearing liabilities for the first quarter of 2006 totaled $5.977 billion, compared with $5.998 billion for the first quarter of 2005, a decrease of $20.4 million, or 0.3%. Average interest-bearing deposits for the first quarter of 2006 increased $537.8 million when compared with the first quarter of 2005 offsetting decreases of $558.2 million in federal funds purchased, repurchase agreements, short-term borrowings and long-term FHLB advances.  Management has made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, as a major component in improving the net interest margin and, ultimately, profitability.

The rising interest rate environment also impacted yields on interest-bearing liabilities as seen in the increase in rates on interest-bearing deposits (98 basis points), federal funds purchased and repurchase agreements (172 basis points) and borrowings (174 basis points) when the first quarter of 2006 and the same time period in 2005 are compared. As a result of these factors, total interest expense for the first quarter of 2006 increased $14.9 million, or 54.1%, relative to the comparable period one year earlier.

Yield/Rate Analysis Table
($ in thousands)
	Quarters Ended March 31,
	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$27,804	$307	4.48%	$48,031	$273	2.31%
Securities - taxable	1,176,819	11,569	3.99%	1,634,563	15,734	3.90%
Securities - nontaxable	152,755	2,803	7.44%	152,282	2,863	7.62%
Loans (including loans held for sale)	6,047,260	98,168	6.58%	5,489,018	79,064	5.84%
Total interest-earning assets	7,404,638	112,847	6.18%	7,323,894	97,934	5.42%
Cash and due from banks	333,748			348,803
Other assets	562,410			530,989
Allowance for loan losses	(76,875)			(64,885)
Total Assets	$8,223,921			$8,138,801

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,807,128	29,975	2.53%	$4,269,372	16,368	1.55%
Federal funds purchased and securities sold
under repurchase agreements	530,205	5,056	3.87%	688,219	3,648	2.15%
Borrowings	640,166	7,361	4.66%	1,040,339	7,497	2.92%
Total interest-bearing liabilities	5,977,499	42,392	2.88%	5,997,930	27,513	1.86%
Noninterest-bearing demand deposits	1,377,377			1,317,140
Other liabilities	103,374			70,761
Shareholders' equity	765,671			752,970
Total Liabilities and Shareholders' Equity	$8,223,921			$8,138,801

Net Interest Margin		70,455	3.86%		70,421	3.90%

Less tax equivalent adjustments		2,214			2,012

Net Interest Margin per Consolidated
Statements of Income		$68,241			$68,409

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level that, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled a benefit of $3.0 million during the first quarter of 2006 compared with an expense of $2.8 million during the first quarter of 2005. As previously discussed, Trustmark continued updating its estimate of probable loan losses resulting from Hurricane Katrina during the first quarter of 2006 and reduced its allowance for loan losses and provision for loan losses by $3.2 million based on information available as of March 31, 2006. During the first quarter of 2006, the provision for loan losses as a percentage of average loans was -0.20% compared with 0.21% for the first quarter of 2005. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
($ in thousands)
	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Service charges on deposit accounts	$11,689	$12,384	$(695)	-5.6%
Insurance commissions	8,349	7,862	487	6.2%
Wealth management	5,611	5,243	368	7.0%
Retail banking - other	5,195	4,752	443	9.3%
Mortgage banking, net	3,452	3,851	(399)	-10.4%
Other, net	1,528	2,453	(925)	-37.7%
Securities gains	866	3	863	n/m
Total Noninterest Income	$36,690	$36,548	$142	0.4%
n/m - not meaningful

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII for the first quarter of 2006 totaled $36.7 million, an increase of $142 thousand, or 0.4%, when compared to the first quarter of 2005. The comparative components of NII for the quarters ended March 31, 2006 and 2005 are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges for deposit products and services, which totaled $11.7 million for the first quarter of 2006 compared with $12.4 million for the first quarter of 2005, a decrease of $695 thousand, or 5.6%. During the first quarter of 2006, Trustmark continued to experience a decline in service charges as a result of increased usage of accounts that do not charge a monthly service fee. In addition, increases in earnings credits earned by commercial depositors also contributed to the decrease in service charges experienced during the first quarter of 2006.  The earnings credit rate is the value given to deposits maintained by commercial customers. Because of the continued rise in short-term interest rates, these deposit balances have become more valuable and are now yielding a higher earnings credit rate relative to 2005. As a result, customers are able to pay for more of their services with earnings credits applied to their deposit balances rather than through fees. A general trend in the usage of electronic transactions, which carry lower processing fees, has also impacted service charges by reducing the opportunity to collect NSF and overdraft fees.

Insurance commissions were $8.3 million during the first quarter of 2006, an increase of $487 thousand, or 6.2%, when compared with $7.9 million in the first quarter of 2005. Trustmark’s two wholly-owned insurance subsidiaries, Bottrell and Fisher-Brown, have experienced increased revenues during 2006 resulting from an environment of increasing rates and a more strategic marketing plan.

Wealth management income totaled $5.6 million for the first quarter of 2006, compared with $5.2 million during the same time period in 2005, an increase of $368 thousand, or 7.0%. Wealth management consists of income related to investment management, trust and brokerage services. The growth in wealth management income during 2006 is largely attributed to an increase in trust and investment management fee income resulting from new account growth and asset appreciation on existing accounts. In addition, the increased presence of wealth management teams in Florida, Houston and Memphis and the creation of the Wealth Management Center in Jackson have begun to have a positive impact on revenues. At March 31, 2006, Trustmark held assets under management and administration of $6.572 billion and brokerage assets of $1.349 billion.

Retail banking - other totaled $5.2 million during the first quarter of 2006, compared with $4.8 million in the same time period in 2005. Retail banking - other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees. The major component of bankcard fees involves interchange income earned on electronic transactions related to debit cards and ATMs. In the first quarter of 2006, interchange income increased $421 thousand, or 18.3%, primarily due to growth in the volume of Express Check cards outstanding and the number of transactions processed. In addition, PULSE Electronic Funds Transfer (EFT) fees earned during the first quarter of 2006 increased $119 thousand, or 30.8%, when compared with the same time period in 2005, as Trustmark achieved lower transaction costs per item resulting from a renegotiation of its contract and increased transaction volumes from customer acceptance of electronic payment products. Trustmark earns EFT fees from both incoming and outgoing transactions initiated at Trustmark ATMs or from online point of sale activity in the retail marketplace. PULSE has been selected by Trustmark as its national electronic clearing network.

Net revenues from mortgage banking were $3.5 million during the first quarter of 2006, compared with $3.9 million in the first quarter of 2005. As shown in the accompanying table, net mortgage servicing income has increased 7.7% when the first quarter of 2006 is compared with the same time period in 2005. This increase coincides with growth in the balance of the mortgage servicing portfolio. Loans serviced for others totaled $3.7 billion at March 31, 2006 compared with $3.4 billion at March 31, 2005.

Mortgage Banking Income
($ in thousands)
	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Mortgage servicing income, net	$3,335	$3,096	$239	7.7%
Change in fair value MSR from market changes	3,812	-	3,812	n/m
Change in fair value MSR from runoff	(2,052)	-	(2,052)	n/m
Change in fair value of derivatives	(2,556)	-	(2,556)	n/m
Amortization of MSR	-	(2,620)	2,620	n/m
Recovery of MSR impairment	-	2,732	(2,732)	n/m
Gain on sale of loans	1,041	334	707	211.7%
Other, net	(128)	309	(437)	n/m
Mortgage Banking, net	$3,452	$3,851	$(399)	-10.4%
n/m - not meaningful

Several changes in the components of mortgage banking income, net have taken place during the first quarter of 2006. As was previously discussed, Trustmark elected to early adopt SFAS No. 156 in the first quarter of 2006 and has recorded its MSR at fair value. In addition, related derivative financial instruments have also been booked at fair value and are being used to mitigate the risks inherent in MSR. Trustmark has also chosen to subsequently measure MSR at fair value at each future reporting date instead of amortizing MSR over the period of estimated net servicing income and assessing impairment at each reporting date. As a result of these elections, Trustmark has recognized the change in fair values of MSR due to market changes and runoff and the related derivative financial instruments in mortgage banking, net, as shown in the accompanying table.

Gains on sales of loans increased from $334 thousand during the first quarter of 2005 to $1.0 million during the same time period in 2006. This coincides with an increase in loan sales from secondary marketing activities of approximately $22 million when the first quarter of 2006 is compared with the same time period in 2005.

Noninterest Expense
Trustmark’s noninterest expense for the first quarter of 2006 totaled $63.5 million when compared with $61.1 million recorded during the same time period in 2005. The comparative components of noninterest expense for the first quarter of 2006 and 2005 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Salaries and employee benefits	$39,377	$37,359	$2,018	5.4%
Services and fees	8,764	8,958	(194)	-2.2%
Net occupancy - premises	3,884	3,691	193	5.2%
Equipment expense	3,643	3,953	(310)	-7.8%
Other expense	7,844	7,181	663	9.2%
Total Noninterest Expense	$63,512	$61,142	$2,370	3.9%

Salaries and employee benefits, the largest category of noninterest expense, were $39.4 million in the first quarter of 2006 compared with $37.4 million in the first quarter of 2005. The increase of 5.4% in 2006 reflects general merit increases, the higher cost of performance-based incentive payments and additional costs of pension and other postretirement benefit plans. Partially offsetting increases in personnel costs was a net decrease in the number of full-time equivalent employees, from 2,616 at March 31, 2005, to 2,604 at March 31, 2006. This decrease in FTE employees has been accomplished during a period of solid growth in loans and deposits when compared to March 31, 2005.

All other categories of expenses remained well controlled and showed a net increase of $352 thousand, or 1.5%, when the first quarter of 2006 is compared with the same time period in 2005.

Income Taxes
For the quarter ended March 31, 2006, Trustmark’s combined effective tax rate was 34.0%, compared with 34.7% for the same time period in 2005. The slight decrease in Trustmark’s effective tax rate for 2006 is due to immaterial changes in permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At March 31, 2006, Trustmark estimated gross fed funds borrowing capacity at $1.400 billion, compared to $1.392 billion at December 31, 2005. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $350.0 million in short-term advances at March 31, 2006, compared with $475.0 million in short-term advances at December 31, 2005. These advances are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $1.266 billion available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At March 31, 2006, Trustmark had approximately $562.2 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $558.4 million available at December 31, 2005. In September 2004, Trustmark entered into a two-year revolving credit arrangement enabling borrowings of up to $50.0 million, subject to certain financial covenants. At March 31, 2006, Trustmark was in compliance with all financial covenants and had borrowings on this line of credit that totaled $11.0 million.

During 2003, Trustmark filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) utilizing a “shelf” registration process. Under this shelf process, Trustmark may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $200 million. The securities described in the prospectus include common and preferred stock, depositary shares, debt securities, junior subordinated debt securities and trust preferred securities. Net proceeds from the sales of the offered securities may be used to redeem or repurchase outstanding securities, repay outstanding debt, finance acquisitions of companies and other assets and provide working capital.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2006, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy. Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At March 31, 2006, Trustmark’s shareholders’ equity was $755.7 million, an increase of $14.2 million, or 1.9%, from its level at December 31, 2005. This increase is primarily related to net income of $29.3 million being offset by shares repurchased at a cost of $3.2 million and dividends paid of $11.7 million. Management will continue to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions and maintain an attractive return on equity to shareholders.

Common Stock Repurchase Program
At March 31, 2006, Trustmark had remaining authorization for the repurchase of up to 3.5 million shares of its common stock. In October 2005, the Board of Directors authorized the repurchase of up to an additional 5%, or approximately 2.8 million shares, of the Corporation’s common stock. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 20.8 million shares for $463.7 million, including 114 thousand shares during the first quarter of 2006.

Dividends
Dividends for the three months ended March 31, 2006, were $0.21 per share, increasing 5.0% when compared with dividends of $0.20 per share for the same time period in 2005. Trustmark’s indicated annual dividend rate for 2006 is currently $0.84 per share, up from $0.80 per share for 2005.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital. Management believes, as of March 31, 2006, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At March 31, 2006, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB’s primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC’s notification that Management believes have affected TNB’s present classification.

Regulatory Capital Table
($ in thousands)
	March 31, 2006
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$670,148	11.03%	$486,039	8.00%	n/a	n/a
Trustmark National Bank	$643,662	10.76%	$478,712	8.00%	$598,390	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$596,606	9.82%	$243,019	4.00%	n/a	n/a
Trustmark National Bank	$572,925	9.57%	$239,356	4.00%	$359,034	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$596,606	7.41%	$241,566	3.00%	n/a	n/a
Trustmark National Bank	$572,925	7.24%	$237,270	3.00%	$395,450	5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At March 31, 2006, earning assets were $7.419 billion, or 90.1% of total assets, compared with $7.507 billion, or 89.5% of total assets at December 31, 2005.

Securities
Interest-bearing investment securities are held to provide a stable alternative source of interest income and to collateralize public deposits and repurchase agreements. Trustmark’s portfolio of investment securities also supports liquidity and profitability strategies and may be used to offset potential market risks in the various financial reporting segments. The primary objective of the investment portfolio is to make an adequate contribution to net interest income. Management evaluates this contribution in relation to potential adverse market value risk that may impact strategic flexibility, liquidity or future earnings. During 2005 and into the first quarter of 2006, Management continued a strategy that began in 2004 of exiting certain assets and reducing balances of funding sources that would bear the highest costs in a rising interest rate environment. Proceeds from sales of securities have been used to reduce balances of higher-cost funding sources and as a funding source for loan growth.  During the first quarter of 2006, Trustmark continued to deemphasize the holding of investment securities as seen by the decrease in overall balance of $63.2 million, or 4.7%, when compared to December 31, 2005. Trustmark intends to maintain lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities.

The securities portfolio can serve as a powerful tool that Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels. The estimated duration of the portfolio was 2.4 years at March 31, 2006, as compared to 2.5 years at December 31, 2005.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. At March 31, 2006, AFS securities totaled $976.7 million, which represented 76.7% of the securities portfolio, compared to $1.042 billion, or 77.9%, at December 31, 2005. At March 31, 2006, unrealized losses on AFS securities of $20.5 million, net of $7.8 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with unrealized losses of $16.4 million, net of $6.3 million in deferred income taxes, at December 31, 2005. At March 31, 2006, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2006, HTM securities totaled $296.8 million and represented 23.3% of the total portfolio, compared with $294.9 million, or 22.1%, at the end of 2005.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 84% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans and loans held for sale represented 82.2% of earning assets at March 31, 2006, compared with 80.5% at December 31, 2005. Average loans (including loans held for sale) were $6.047 billion for the first quarter of 2006, an increase of $558.2 million, or 10.2%, when compared with the first quarter of 2005. Growth in the loan portfolio continues to be diversified geographically across Trustmark’s four-state franchise as well as by loan type as seen by increases in loans from Trustmark’s Florida Gulf Coast, Houston offices, Dealer Services, Residential Real Estate and Corporate Lending portfolios.

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

Following Hurricane Katrina, Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, “Accounting for Contingencies,” Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005. In the first quarter of 2006, Trustmark continued updating its estimates for probable losses resulting from Hurricane Katrina and reduced its allowance for loan losses by $3.2 million and other reserves by $0.8 million, on a pretax basis. At March 31, 2006, the allowance for loan losses included specific Katrina reserves totaling $6.6 million, comprised of $3.4 million for mortgage loans, $1.2 million for commercial loans and $2.0 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

At March 31, 2006, the allowance for loan losses was $73.5 million compared with $76.7 million at December 31, 2005, a decrease of $3.1 million, primarily resulting from a release of $3.2 million in reserves held for customers impacted by Hurricane Katrina. The allowance represented 1.24% of total loans outstanding at March 31, 2006, compared to 1.30% at December 31, 2005. As of March 31, 2006, Management believes that the allowance for loan losses provides adequate protection for probable losses in the loan portfolio.

Net charge-offs for the first quarter of 2006 totaled $165 thousand, or 0.01% of average loans, compared to $766 thousand, or 0.15% of average loans, during the fourth quarter of 2005 resulting from Trustmark’s commitment to lending policies which produce consistently sound asset quality. Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off. Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by residential real estate are generally charged-off when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Other consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due. Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark’s nonperforming assets at March 31, 2006, and December 31, 2005, are shown in the accompanying table.

Nonperforming Assets
($ in thousands)
	March 31,	December 31,
	2006	2005
Nonaccrual and restructured loans	$27,211	$28,914
Other real estate (ORE)	3,342	4,107
Total nonperforming assets	$30,553	$33,021

Accruing loans past due 90 days or more	$1,274	$2,719
Serviced GNMA loans eligible for repurchase	14,702	22,769
	$15,976	$25,488

Nonperforming assets/total loans and ORE	0.51%	0.56%

Credit quality indicators remained extremely strong during the first quarter of 2006. Total nonperforming assets decreased $2.5 million, or 7.5%, during the first quarter of 2006 with the allowance coverage of nonperforming loans reaching 270.27% at March 31, 2006.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $46.9 million at March 31, 2006, a decrease of $83.2 million when compared with December 31, 2005. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Average total deposits in the first quarter of 2006 increased $598.0 million, or 10.7%, when compared to the same time period in 2005. Management has continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state banking franchise. At March 31, 2006, brokered CDs totaled $93.3 million, a decrease of $88.7 million when compared to December 31, 2005, as Trustmark utilized growth in its core deposit base to replace funding previously provided by brokered CDs.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $1.059 billion at March 31, 2006, a decrease of $209.5 million, compared with $1.268 billion at December 31, 2005. Long-term FHLB advances at March 31, 2006, remained basically the same as December 31, 2005, and totaled $5.7 million. On a consolidated basis, total borrowings have decreased $209.5 million when compared to December 31, 2005. Additional liquidity produced by core deposits allowed Trustmark to reduce its dependency on wholesale funding products during the first quarter of 2006.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At March 31, 2006 and 2005, Trustmark had commitments to extend credit of $1.7 billion and $1.4 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At March 31, 2006 and 2005, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $116.7 million and $105.8 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at March 31, 2006, it is estimated that net interest income may increase 2.5% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position. This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates, it is estimated net interest income may decrease by 1.7% while a 200 basis point decline in interest rates would yield an estimated decrease in net interest income of 6.3%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2006. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not effect earnings at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements. As of March 31, 2006, the economic value of equity at risk for an instantaneous 100 basis point shift in rates was no more than 3.2% of the market value of Trustmark’s equity.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges. Trustmark’s off balance sheet obligations under these derivative instruments totaled $289.4 million at March 31, 2006 with a valuation adjustment of $806 thousand.

During the first quarter of 2006, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of Mortgage Servicing Rights (MSR) attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR. During the quarter, gross MSR values increased $3.8 million due to market changes, of which $2.8 million occurred during hedging activities, while hedge cost totaled $2.6 million.

Trustmark utilizes an interest rate risk strategy that includes caps and floors. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At March 31, 2006, Trustmark had interest rate caps with notional amounts totaling $300.0 million and carrying values totaling $33 thousand. These caps mature in September 2006 and are linked to the three-month LIBOR with a strike rate of 6%.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate, while the other party receives a fixed interest rate and pays a floating interest rate. Trustmark’s remaining swaps matured during the first quarter of 2006.

RECENT PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and 140,” which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The effects of this statement are not expected to have a material impact on Trustmark’s statement of position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the discussion of Market/Interest Rate Risk Management found in Management’s Discussion and Analysis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, an evaluation was carried out by Trustmark’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Trustmark’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the first quarter of 2006, Trustmark’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Trustmark files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There has been no change in Trustmark’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, Trustmark’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 2006, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A. RISK FACTORS

Item 1A, "Risk Factors," of Trustmark’s 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in Trustmark’s 2005 Form 10-K.

Acquisition of Republic Bancshares — On April 13, 2006, Trustmark and Republic Bancshares of Texas, Inc. (Republic), headquartered in Houston, Texas, announced the signing of a definitive agreement in which Republic will merge into Trustmark. The proposed transaction, which is subject to approval by Republic’s shareholders and regulatory authorities, is expected to be completed during the third quarter of 2006. In spite of the due diligence activities conducted by Trustmark in the negotiations with Republic, there are significant risks involved that, if realized, may have an adverse effect on Trustmark’s financial condition and results of operations. Risks associated with the acquisition of Republic include:

•	the risk that Republic will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	the risk that expected cost savings from the acquisition of Republic may not be fully realized or realized within the expected time frames;

•	the risk that revenues following the proposed acquisition with Republic may be lower than expected; and

•
the risk that deposit attrition, operating costs, customer loss and business disruption following the acquisition of Republic, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected.

Risks Related to Trustmark's Interest Rate Hedging Strategies —Trustmark has entered into derivative contracts to hedge our MSR in order to offset changes in fair value resulting from rapidly changing interest rate environments. In spite of Trustmark’s due diligence in regards to these hedging strategies, significant risk are involved that, if realized, may prove our strategies to be ineffective and our results of operations adversely impacted. Risks associated with this strategy include:

•	the risk that our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve;

•	the risk that our hedging strategies rely on our assumptions and projections regarding these assets and general market factors and that assumptions may prove to be incorrect;

•	the risk that our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds;

•	the risk that the valuation of MSR based on certain circumstances and assumptions will not be realized due to differences in forecasted inputs within the model and the actual results and

•	the risk that the models used to forecast hedge instruments may project expectations that differ from actual results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended March 31, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
January 1, 2006 through
January 31, 2006	61,600	$27.86	61,600	3,507,973

February 1, 2006 through
February 28, 2006	50,500	$28.95	50,500	3,457,473

March 1, 2006 through
March 31, 2006	2,000	$29.82	2,000	3,455,473

Total	114,100		114,100

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Zach L. Wasson
	Richard G. Hickson		Zach L. Wasson
	Chairman of the Board, President		Treasurer & Chief Financial Officer
& Chief Executive Officer

DATE:	May 10, 2006	DATE:	May 10, 2006

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.
32-b	Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

        All other exhibits are omitted, as they are inapplicable or not required by the related instructions.