Form 10-Q
period 2006-06-30
TRUSTMARK CORP
filed 2006-08-04
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 0-3683

Trustmark Corporation
(Exact name of registrant as specified in its charter)
Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock outstanding as of July 31, 2006: 55,233,057 shares

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks (noninterest-bearing)	$353,888	$387,930
Federal funds sold and securities purchased
under reverse repurchase agreements	33,420	130,115
Securities available for sale (at fair value)	905,573	1,041,754
Securities held to maturity (fair value: $295,627-2006;
$295,521-2005)	296,246	294,902
Loans held for sale	127,107	146,936
Loans	6,005,936	5,893,439
Less allowance for loan losses	71,846	76,691
Net loans	5,934,090	5,816,748
Premises and equipment	119,150	115,115
Mortgage servicing rights	68,981	58,424
Goodwill	137,368	137,368
Identifiable intangible assets	26,706	28,703
Other assets	232,059	231,755
Total Assets	$8,234,588	$8,389,750

Liabilities
Deposits:
Noninterest-bearing	$1,453,178	$1,556,142
Interest-bearing	4,910,135	4,726,672
Total deposits	6,363,313	6,282,814
Federal funds purchased	292,152	178,789
Securities sold under repurchase agreements	194,858	314,064
Short-term borrowings	532,418	775,402
Long-term FHLB advances	-	5,726
Other liabilities	90,572	91,492
Total Liabilities	7,473,313	7,648,287

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 55,262,232 shares - 2006;
55,771,459 shares - 2005	11,514	11,620
Capital surplus	51,511	65,374
Retained earnings	715,345	677,781
Accumulated other comprehensive loss, net of tax	(17,095)	(13,312)
Total Shareholders' Equity	761,275	741,463
Total Liabilities and Shareholders' Equity	$8,234,588	$8,389,750

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$102,637	$84,589	$199,552	$162,623
Interest on securities:
Taxable	11,310	13,993	22,879	29,727
Tax exempt	1,793	1,896	3,615	3,757
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	365	143	672	416
Other interest income	31	22	51	42
Total Interest Income	116,136	100,643	226,769	196,565

Interest Expense
Interest on deposits	33,469	18,326	63,444	34,694
Interest on federal funds purchased and securities
sold under repurchase agreements	5,748	4,995	10,804	8,643
Other interest expense	7,301	9,413	14,662	16,910
Total Interest Expense	46,518	32,734	88,910	60,247
Net Interest Income	69,618	67,909	137,859	136,318
Provision for loan losses	(1,964)	1,429	(4,948)	4,225

Net Interest Income After Provision
for Loan Losses	71,582	66,480	142,807	132,093

Noninterest Income
Service charges on deposit accounts	13,308	13,541	24,997	25,925
Insurance commissions	8,718	8,370	17,067	16,232
Wealth management	5,865	5,414	11,476	10,657
General banking - other	5,470	5,284	10,665	10,036
Mortgage banking, net	2,898	(3,246)	6,350	605
Other, net	2,740	2,644	4,268	5,097
Securities gains (losses)	384	(4,057)	1,250	(4,054)
Total Noninterest Income	39,383	27,950	76,073	64,498

Noninterest Expense
Salaries and employee benefits	39,567	37,245	78,944	74,604
Services and fees	8,979	8,104	17,743	17,062
Net occupancy - premises	4,070	3,661	7,954	7,352
Equipment expense	3,589	3,855	7,232	7,808
Other expense	7,547	7,396	15,391	14,577
Total Noninterest Expense	63,752	60,261	127,264	121,403
Income Before Income Taxes	47,213	34,169	91,616	75,188
Income taxes	16,439	11,963	31,523	26,201
Net Income	$30,774	$22,206	$60,093	$48,987

Earnings Per Share
Basic	$0.55	$0.39	$1.08	$0.86
Diluted	$0.55	$0.39	$1.08	$0.86

Dividends Per Share	$0.21	$0.20	$0.42	$0.40

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2006	2005

Balance, January 1,	$741,463	$750,396
Cumulative effect adjustment due to change
in accounting for mortgage servicing rights	848	-
Comprehensive income:
Net income per consolidated statements of income	60,093	48,987
Net change in fair value of securities available
for sale, net of tax	(3,783)	(1,635)
Comprehensive income	56,310	47,352
Cash dividends paid	(23,377)	(22,793)
Common stock issued, long-term incentive plan	1,779	1,315
Compensation expense, long-term incentive plan	1,786	864
Repurchase and retirement of common stock	(17,534)	(32,496)
Balance, June 30,	$761,275	$744,638

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$60,093	$48,987
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	(4,948)	4,225
Depreciation and amortization/impairment	12,546	15,170
Net amortization of securities	2,417	4,472
Securities (gains) losses	(1,250)	4,054
Gains on sales of loans	(2,900)	(1,985)
Deferred income tax provision (benefit)	5,903	(1,523)
Excess tax benefit from exercise of stock options	(239)	(184)
Proceeds from sales of loans held for sale	535,455	415,767
Purchases and originations of loans held for sale	(512,972)	(449,297)
Net increase in mortgage servicing rights	(8,506)	(6,427)
Net increase in other assets	(6,886)	(4,002)
Net (decrease) increase in other liabilities	(681)	5,307
Other operating activities, net	(3,842)	1,048
Net cash provided by operating activities	74,190	35,612

Investing Activities
Proceeds from calls and maturities of securities held to maturity	4,856	7,861
Proceeds from calls and maturities of securities available for sale	168,083	114,154
Proceeds from sales of securities available for sale	23,891	269,668
Purchases of securities held to maturity	(6,199)	(175,714)
Purchases of securities available for sale	(63,296)	(27,649)
Net decrease in federal funds sold and securities
purchased under reverse repurchase agreements	96,695	62,166
Net increase in loans	(89,232)	(317,560)
Purchases of premises and equipment	(10,816)	(5,368)
Proceeds from sales of premises and equipment	1,728	1,701
Proceeds from sales of other real estate	1,921	3,691
Net cash provided by (used in) investing activities	127,631	(67,050)

Financing Activities
Net increase in deposits	80,499	70,631
Net (decrease) increase in federal funds purchased and securities sold
under repurchase agreements	(5,843)	109,300
Net decrease in other borrowings	(271,626)	(237,243)
Proceeds from long-term FHLB advances	-	100,000
Cash dividends	(23,377)	(22,793)
Proceeds from exercise of stock options	1,779	1,315
Excess tax benefit from exercise of stock options	239	184
Repurchase and retirement of common stock	(17,534)	(32,496)
Net cash used in financing activities	(235,863)	(11,102)
Decrease in cash and cash equivalents	(34,042)	(42,540)
Cash and cash equivalents at beginning of period	387,930	343,125
Cash and cash equivalents at end of period	$353,888	$300,585

See notes to consolidated financial statements.

TRUSTMARK CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Trustmark Corporation’s (Trustmark) 2005 annual report on Form 10-K.

The consolidated financial statements include Trustmark and its wholly-owned bank subsidiaries, Trustmark National Bank (TNB) and Somerville Bank & Trust Company (Somerville). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 2 - BUSINESS COMBINATIONS

On April 13, 2006, Trustmark and Republic Bancshares of Texas, Inc. (Republic), headquartered in Houston, Texas, announced the signing of a definitive agreement in which Republic will merge into Trustmark. Republic has six banking centers with $474 million in loans and $543 million in deposits as of June 30, 2006. Including Trustmark’s Houston market presence at June 30, 2006, the combined company would have $710 million in loans and $705 million in deposits in the Houston market. Under the terms of the definitive agreement, the transaction is valued at approximately $210 million based upon a price of $31.50 per share of Trustmark common stock. Republic shareholders have the right to elect to receive either cash, or Trustmark common stock, or a combination of cash and Trustmark common stock provided that 51% of the total consideration is paid in Trustmark stock. The consideration to be paid in Trustmark common stock is based upon a fixed exchange ratio. Elections will be subject to standard proration procedures. The proposed transaction, which is subject to approval by Republic’s shareholders and regulatory authorities, is expected to be completed during the third quarter of 2006.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	June 30,	December 31,
	2006	2005
Real estate loans:
Construction and land development	$812,748	$715,174
Secured by 1-4 family residential properties	1,837,392	1,901,196
Secured by nonfarm, nonresidential properties	1,110,566	1,061,669
Other	107,517	166,685
Loans to finance agricultural production	27,230	40,162
Commercial and industrial	948,647	861,167
Consumer	912,718	886,072
Obligations of states and political subdivisions	192,463	210,310
Other loans	56,655	51,004
Loans	6,005,936	5,893,439
Less allowance for loan losses	71,846	76,691
Net loans	$5,934,090	$5,816,748

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2006	2005
Balance at beginning of year	$76,691	$64,757
Provision charged to expense	(4,948)	4,225
Loans charged off	(5,818)	(7,625)
Recoveries	5,921	4,545
Net charge-offs	(4,845)	1,145
Balance at end of period	$71,846	$65,902

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

Trustmark continually reevaluates its estimates for probable losses resulting from Hurricane Katrina. As a result, during 2006, Trustmark has released allowance for loan losses of $4.8 million on a pretax basis. At June 30, 2006, the allowance for loan losses included specific Katrina reserves totaling $4.9 million, comprised of $2.9 million for mortgage loans, $0.5 million for commercial loans and $1.5 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

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

At June 30, 2006 and 2005, the carrying amounts of nonaccrual loans were $25.1 million and $32.7 million, respectively. Included in these nonaccrual loans at June 30, 2006 and 2005, are loans that are considered to be impaired, which totaled $20.5 million and $26.3 million, respectively. At June 30, 2006, the total allowance for loan losses related to impaired loans was $3.7 million compared with $8.0 million at June 30, 2005. The average carrying amounts of impaired loans during the second quarter of 2006 and 2005 were $20.8 million and $26.2 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the six months ended June 30, 2006 and 2005.

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

On January 1, 2006, Trustmark elected to early adopt SFAS No. 156 and recorded all of its Mortgage Servicing Rights (MSR) at fair value. Upon adoption, MSR were increased by $1.4 million while retained earnings were also increased by $0.8 million, net of taxes. During the first quarter of 2006, a strategy was implemented which utilized a portfolio of derivative instruments such as interest rate futures contracts and exchange-traded option contracts to achieve a return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR. For the six months ended June 30, 2006, mortgage banking, net increased by $6.0 million from the change in the fair value of MSR due to interest rates, decreased by $4.5 million from the change in fair value of MSR due to runoff and decreased by $4.4 million from the costs of derivatives used in hedging MSR. Net fees related to the servicing of MSR totaled $6.6 million for the six months ended June 30, 2006 compared with $6.2 million for the same period of 2005 and is also included in noninterest income in mortgage banking, net.

The MSR valuation process includes the use of highly capable and experienced third parties providing valuation expertise and valuation advisory services. The fair value of MSR is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. At June 30, 2006, the valuation of MSR included an assumed average prepayment speed of 7.66 CPR and an average discount rate of 10.14%. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

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

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Six Months Ended June 30,
	2006	2005
Balance at beginning of period	$58,424	$52,463
Cumulative-effect adjustment - change in accounting for MSR	1,373	-
Additions
Purchase of servicing assets	6,267	4,768
Servicing obligations that resulted from transfers
of financial assets	3,148	2,098
Disposals	(1,367)	(439)
Change in fair value:
Due to market changes	6,014	-
Due to runoff	(4,452)	-
Due to other	(426)	-
Amortization	-	(5,240)
Impairment	-	(2,089)
Balance at end of period	$68,981	$51,561

NOTE 5 - DEPOSITS

At June 30, 2006 and December 31, 2005, deposits consisted of the following ($ in thousands):

	June 30,	December 31,
	2006	2005
Noninterest-bearing demand	$1,453,178	$1,556,142
Interest-bearing demand	1,054,693	846,754
Savings	1,633,972	1,608,334
Time	2,221,470	2,271,584
Total deposits	$6,363,313	$6,282,814

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

Prior to January 1, 2003, Trustmark accounted for stock-based compensation awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of Trustmark’s stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. The following table reflects pro forma net income and earnings per share for the three and six months ended June 30, 2005, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$22,206	$48,987

Add: Total stock-based compensation expense reported
in net income, net of related tax effects	232	421

Deduct: Total stock-based compensation expense
determined under fair value based methods for all
all awards, net of related tax effects	(385)	(795)

Pro forma net income	$22,053	$48,613

Earnings per share:
As reported
Basic	$0.39	$0.86
Diluted	0.39	0.86

Pro forma
Basic	$0.39	$0.85
Diluted	0.39	0.85

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

Stock Option Grants
On May 9, 2006, Trustmark awarded 271,200 options to key executives under the 2005 plan. Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark's stock on the date of grant. Stock options granted under the 2005 Plan vest 20% per year and have a term of seven years. Stock option awards, which were granted under the 1997 Plan had an exercise price equal to the market price of Trustmark's stock on the date of grant, vested equally over four years with a 10-year term. For the three months ended June 30, 2006 and 2005, compensation expense for these plans totaled $474 thousand and $329 thousand, respectively. For the six months ended June 30, 2006 and 2005, compensation expense for these plans totaled $892 thousand and $634 thousand, respectively. The following table presents a summary of Trustmark’s option activity for the six months ended June 30, 2006:

	2006
		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Options	Shares	Price	Value
Outstanding, beginning of period	2,016,930	$24.44
Granted	271,200	31.55
Exercised	(78,625)	22.63
Forfeited	(28,300)	28.89
Expired	-	-
Outstanding, end of period	2,181,205	25.33	$12,169,901

Exercisable, end of period	1,390,153	23.40	$10,434,586

The following table presents information on stock option by ranges of exercises at June 30, 2006:

Options Outstanding				Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Range of	June 30,	Exercise	Contractual	June 30,	Exercise	Contractual
Exercise Prices	2006	Price	Life	2006	Price	Life
$13.53 - $19.60	211,370	$17.80	3.7	211,370	$17.80	3.7
$19.61 - $25.67	1,006,385	23.58	5.1	922,868	23.53	5.1
$25.68 - $31.74	963,450	28.81	6.9	255,915	27.57	6.9
	2,181,205	25.33	5.7	1,390,153	23.40	5.7

For the six months ended June 30, 2006 and 2005, cash received from the exercise of share options was $1.8 million and $1.3 million, respectively, while tax benefits realized from options exercised were $239 thousand and $184 thousand, respectively. The total intrinsic value of options exercised was $634 thousand during the first six months of 2006 and $407 thousand during the same time period in 2005.

At June 30, 2006, unrecognized stock-based compensation expense related to nonvested stock option awards totaled $4.6 million, which is expected to be recognized over a weighted-average period of 6.8 years.

Restricted Stock Grants
On February 1, 2006, Trustmark awarded 67,000 shares of restricted stock to key executives. These awards are restricted until December 31, 2009, and vest based on performance goals of return on average equity and total shareholder return compared to a defined peer group. The restricted share agreement entitles the executives to vote their restricted shares and earn dividends. Compensation expense is recorded utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. For the three months ended June 30, 2006 and 2005, Trustmark recorded compensation expense for restricted stock awards of $456 thousand and $47 thousand, respectively. For the six months ended June 30, 2006 and 2005, Trustmark recorded compensation expense for restricted stock awards of $655 thousand and $47 thousand, respectively. No restricted stock grants were made prior to the second quarter of 2005; therefore, no compensation expense was recognized during the first three months of 2005. The following table summarizes Trustmark's restricted stock activity during the first six months of 2006:

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

The following table presents information regarding the plan’s net periodic pension costs for the six months ended June 30, 2006 and 2005 ($ in thousands):

	2006	2005
Service cost - benefits earned during the period	$1,308	$1,090
Interest cost on projected benefit obligation	2,196	2,135
Expected return on plan assets	(2,615)	(2,704)
Amortization of prior service cost	(175)	(45)
Recognized net actuarial loss	1,227	959
Net periodic benefit cost	$1,941	$1,435

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

The following table presents information regarding the plan’s net periodic benefit costs for the six months ended June 30, 2006 and 2005 ($ in thousands):
	2006	2005
Service cost - benefits earned during the period	$805	$723
Interest cost on projected benefit obligation	826	783
Amortization of prior service cost	69	101
Recognized net actuarial loss	74	52
Net periodic benefit cost	$1,774	$1,659

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

At June 30, 2006 and 2005, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $114.1 million and $114.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2006, the fair value of collateral held was $21.6 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic shares	55,565	56,829	55,630	57,112
Dilutive shares (related to stock options)	269	139	176	139
Diluted shares	55,834	56,968	55,806	57,251

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

NOTE 10 - STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $25.5 million and $22.4 million during the six months ended June 30, 2006 and 2005, respectively. Interest paid on deposit liabilities and other borrowings approximated $86.2 million in the first six months of 2006 and $45.8 million in the first six months of 2005. For the six months ended June 30, 2006 and 2005, noncash transfers from loans to foreclosed properties were $1.2 million and $1.1 million, respectively. During the first six months of 2006, no long-term FHLB advances were converted to short-term borrowings compared with conversions of $75.0 million in the first six months of 2005.

NOTE 11 - SEGMENT INFORMATION

Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust, and retirement services, as well as life insurance and risk management services provided by TRMK Risk Management, Inc., a wholly-owned subsidiary of TNB. Insurance includes two wholly-owned subsidiaries of TNB: The Bottrell Insurance Agency and Fisher-Brown, Incorporated. Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Administration includes all other activities that are not directly attributable to one of the major lines of business. Administration consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management) and Corporate Finance.

The accounting policies of each reportable segment are the same as those of the Corporation except for its internal allocations. Trustmark uses a match-funded transfer pricing process to assess operating segment performance. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. In the first six months of 2006, Trustmark updated its estimates for probable losses resulting from Hurricane Katrina and released allowance for loan losses and provision for loan losses by $4.8 million on a pretax basis. As was the case in 2005, Management has determined that this item should be included in the Administrative division due to its unusual nature.

The following table discloses financial information by reportable segment for the periods ended June 30, 2006 and 2005.
Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
June 30, 2006
Net interest income from external customers	$67,822	$1,248	$(2)	$550	$69,618
Internal funding	(1,459)	(195)	-	1,654	-
Net interest income	66,363	1,053	(2)	2,204	69,618
Provision for loan losses	(151)	(6)	-	(1,807)	(1,964)
Net interest income after provision for loan losses	66,514	1,059	(2)	4,011	71,582
Noninterest income	23,663	5,948	8,934	838	39,383
Noninterest expense	44,930	4,785	5,750	8,287	63,752
Income before income taxes	45,247	2,222	3,182	(3,438)	47,213
Income taxes	15,603	804	1,241	(1,209)	16,439
Segment net income	$29,644	$1,418	$1,941	$(2,229)	$30,774

Selected Financial Information
Average assets	$6,584,833	$87,638	$24,647	$1,484,534	$8,181,652
Depreciation and amortization	$5,458	$113	$99	$938	$6,608

For the three months ended
June 30, 2005
Net interest income from external customers	$65,838	$1,257	$(3)	$817	$67,909
Internal funding	(4,312)	(348)	-	4,660	-
Net interest income	61,526	909	(3)	5,477	67,909
Provision for loan losses	3,416	-	-	(1,987)	1,429
Net interest income after provision for loan losses	58,110	909	(3)	7,464	66,480
Noninterest income	18,441	5,562	8,348	(4,401)	27,950
Noninterest expense	42,826	4,547	5,631	7,257	60,261
Income before income taxes	33,725	1,924	2,714	(4,194)	34,169
Income taxes	11,629	715	1,120	(1,501)	11,963
Segment net income	$22,096	$1,209	$1,594	$(2,693)	$22,206

Selected Financial Information
Average assets	$6,156,930	$98,349	$17,897	$1,981,421	$8,254,597
Depreciation and amortization	$10,225	$134	$93	$960	$11,412

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the six months ended	Division	Division	Division	Division	Total
June 30, 2006
Net interest income from external customers	$133,922	$2,057	$(4)	$1,884	$137,859
Internal funding	(2,643)	59	-	2,584	-
Net interest income	131,279	2,116	(4)	4,468	137,859
Provision for loan losses	204	(8)	-	(5,144)	(4,948)
Net interest income after provision for loan losses	131,075	2,124	(4)	9,612	142,807
Noninterest income	45,518	11,777	17,239	1,539	76,073
Noninterest expense	90,188	9,467	11,468	16,141	127,264
Income before income taxes	86,405	4,434	5,767	(4,990)	91,616
Income taxes	29,786	1,613	2,245	(2,121)	31,523
Segment net income	$56,619	$2,821	$3,522	$(2,869)	$60,093

Selected Financial Information
Average assets	$6,568,600	$87,481	$24,250	$1,522,339	$8,202,670
Depreciation and amortization/impairment	$10,257	$212	$199	$1,878	$12,546

For the six months ended
June 30, 2005
Net interest income from external customers	$126,446	$2,413	$(5)	$7,464	$136,318
Internal funding	(6,014)	(575)	-	6,589	-
Net interest income	120,432	1,838	(5)	14,053	136,318
Provision for loan losses	4,186	(7)	-	46	4,225
Net interest income after provision for loan losses	116,246	1,845	(5)	14,007	132,093
Noninterest income	40,858	10,939	16,193	(3,492)	64,498
Noninterest expense	86,976	9,354	11,027	14,046	121,403
Income before income taxes	70,128	3,430	5,161	(3,531)	75,188
Income taxes	24,160	1,268	2,126	(1,353)	26,201
Segment net income	$45,968	$2,162	$3,035	$(2,178)	$48,987

Selected Financial Information
Average assets	$6,077,468	$98,748	$16,639	$2,004,164	$8,197,019
Depreciation and amortization/impairment	$12,802	$267	$182	$1,919	$15,170

NOTE 12 - RECENT PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The effects of this interpretation are not expected to have a material impact on Trustmark’s statement of position or results of operations.

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

FASB Staff Position (the FSP) No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairments deemed to be other-than-temporary must be recognized in net income equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made, and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP on January 1, 2006 did not have a significant effect on Trustmark’s financial condition or results of operation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principles as well as changes required by an accounting pronouncement that provides no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement on January 1, 2006 did not have a significant effect on Trustmark’s financial condition or results of operation.

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

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In addition to its banking subsidiaries, Trustmark also owns all of the stock of Trustmark Securities, Inc., F. S. Corporation and First Building Corporation, all of which are inactive nonbank Mississippi corporations. Neither Trustmark nor its subsidiaries have any foreign activities.

Financial Highlights
Trustmark’s net income totaled $30.8 million in the second quarter of 2006, which represented basic and diluted earnings per share of $0.55. Net income for the second quarter of 2005 totaled $22.2 million yielding basic and diluted earnings per share of $0.39. Trustmark’s second quarter net income produced returns on average shareholders’ equity and average assets of 15.78% and 1.51%, respectively, compared with second quarter 2005 returns of 11.84% and 1.08%. During the first six months of 2006, Trustmark’s net income totaled $60.1 million, which represented basic and diluted earnings per share of $1.08. Trustmark’s performance during the first half of 2006 resulted in returns on average shareholders’ equity and average assets of 15.66% and 1.48%, respectively, compared with the first half of 2005 returns of 13.13% and 1.21%, respectively. Highlights of the first half of 2006 included:

•	Expected net interest income and net interest margin
•	Solid growth in Wealth Management and Insurance revenues
•	Outstanding credit quality
•	Preparation for merger with Houston’s Republic Bancshares of Texas, Inc.
•	Continued investment in banking center expansion program

Business Combinations
As previously announced on April 13, 2006, Trustmark signed a definitive agreement in which Republic Bancshares of Texas, Inc. (Republic), will merge into Trustmark. Republic has six banking centers in the Houston, Texas market with $474 million in loans and $543 million in deposits as of June 30, 2006. Including Trustmark’s Houston market presence at June 30, 2006, the combined company would have $710 million in loans and $705 million in deposits. Under the terms of the definitive agreement, the transaction is valued at approximately $210 million based upon a price of $31.50 per share of Trustmark common stock. Republic shareholders have the right to elect to receive either cash, or Trustmark common stock, or a combination of cash and Trustmark common stock provided that 51% of the total consideration is paid in Trustmark stock. The consideration to be paid in Trustmark common stock is based upon a fixed exchange ratio. Elections will be subject to standard proration procedures. The proposed transaction, which is subject to approval by Republic’s shareholders and regulatory authorities, is expected to be completed during the third quarter of 2006.

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

Trustmark continually reevaluates its estimates for probable losses resulting from Hurricane Katrina. As a result, during 2006, Trustmark has released allowance for loan losses of $4.8 million and other reserves by $1.1 million on a pretax basis. At June 30, 2006, the allowance for loan losses included specific Katrina reserves totaling $4.9 million, comprised of $2.9 million for mortgage loans, $0.5 million for commercial loans and $1.5 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

Management is presenting in the accompanying table adjustments to net income as reported in accordance with generally accepted accounting principles for significant items resulting from Hurricane Katrina. Management believes this information will help users compare Trustmark’s current results to prior periods.

Financial Performance
Net Income Adjusted for Specific Items (Non-GAAP)

	Quarter Ended June 30, 2006		Year-to-Date June 30, 2006
	$	Basic EPS	$	Basic EPS

Net Income as reported--GAAP	$30,774	$0.554	$60,093	$1.080

Adjustments (net of taxes):
Deduct recovery of charges related to Hurricane Katrina
Provision for loan losses	(1,047)	(0.019)	(2,991)	(0.054)
Mortgage related charges	(164)	(0.003)	(680)	(0.012)
	(1,211)	(0.022)	(3,671)	(0.066)

Net Income adjusted for specific items (Non-GAAP)	$29,563	$0.532	$56,422	$1.014

CRITICAL ACCOUNTING POLICIES

Preparation of Trustmark’s financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses shown in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. There have been no significant changes in our critical accounting estimates during the first half of 2006 except those associated with Mortgage Servicing Rights.

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

Net interest income-FTE for the first half of 2006 increased $1.8 million when compared with the first half of 2005. Increases in the target fed funds rate of 300 basis points since the beginning of 2005 resulted in increased interest income-FTE and interest expense. While interest expense on interest-bearing liabilities, primarily federal funds purchased, repurchase agreements and borrowings, increased substantially, the increase in interest income on earning assets was sufficient to offset the additional interest expense. The combination of these factors resulted in an increase in the NIM of five basis points, to 3.88%, when the first half of 2006 is compared with the same time period in 2005. In addition, the NIM for the quarter ending June 30, 2006, increased four basis points to 3.90% when compared to the first quarter of 2006. For additional discussion, see Market/Interest Rate Risk Management included later in the Management’s Discussion and Analysis.

Average interest-earning assets for the first half of 2006 were $7.388 billion, compared with $7.385 billion for the first half of 2005, an increase of $2.8 million. Although showing only a minimal increase, the mix of average earning assets has changed dramatically when comparing the first half of 2006 to the same time period in 2005. Average total loans during the first half of 2006 increased $483.6 million, or 8.7%, relative to the comparable period one year earlier while average securities decreased by $475.9 million during the same time period. Trustmark has utilized the liquidity created by maturing securities and core deposits to fund growth in higher yielding loans. This change in product mix combined with a rising interest rate environment has resulted in an increase in interest income-FTE of $30.4 million, or 15.2%, when the first half of 2006 is compared with the same time period in 2005. This impact is illustrated by the yield on total earning assets increasing from 5.48% for the six months ended June 30, 2005 to 6.31% for the first half of 2006, an increase of 83 basis points.

Average interest-bearing liabilities for the first half of 2006 totaled $5.950 billion compared with $6.081 billion for the same time period in 2005, a decrease of $130.5 million, or 2.1%. Trustmark’s ability to attract core deposits has also resulted in a major change in the mix of interest-bearing liabilities. This change is illustrated by the increase in average interest-bearing deposits of $522.7 million, or 12.2%, compared with a decrease of $653.2 million from wholesale funding sources such as federal funds purchased, securities sold under repurchase agreements and FHLB advances. Yields on interest-bearing liabilities were also impacted by the rising interest rate environment as seen in the increase in rates on interest-bearing deposits (103 basis points), federal funds purchased and securities sold under repurchase agreements (171 basis points) and borrowings (158 basis points) when the first half of 2006 and the same time period in 2005 are compared. As a result of these factors, total interest expense for the first half of 2006 increased $28.7 million, or 47.6%, relative to the comparable period one year earlier. Management has made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, as a major component in improving the net interest margin and, ultimately, profitability.

Yield/Rate Analysis Table
($ in thousands)
	For the Three Months Ended June 30,
	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$28,513	$365	5.13%	$18,308	$143	3.13%
Securities - taxable	1,112,008	11,310	4.08%	1,600,322	13,993	3.51%
Securities - nontaxable	151,212	2,759	7.32%	157,178	2,917	7.44%
Loans (including loans held for sale)	6,078,847	103,809	6.85%	5,669,110	85,663	6.06%
Total interest-earning assets	7,370,580	118,243	6.43%	7,444,918	102,716	5.53%
Cash and due from banks	315,722			343,117
Other assets	569,029			532,805
Allowance for loan losses	(73,679)			(66,243)
Total Assets	$8,181,652			$8,254,597

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,785,575	33,469	2.81%	$4,277,848	18,326	1.72%
Federal funds purchased and securities sold
under repurchase agreements	522,632	5,748	4.41%	745,858	4,995	2.69%
Borrowings	614,787	7,301	4.76%	1,138,709	9,413	3.32%
Total interest-bearing liabilities	5,922,994	46,518	3.15%	6,162,415	32,734	2.13%
Noninterest-bearing demand deposits	1,374,068			1,261,788
Other liabilities	102,611			78,121
Shareholders' equity	781,979			752,273
Total Liabilities and Shareholders' Equity	$8,181,652			$8,254,597

Net Interest Margin		71,725	3.90%		69,982	3.77%

Less tax equivalent adjustments		2,107			2,073

Net Interest Margin per Consolidated
Statements of Income		$69,618			$67,909

Yield/Rate Analysis Table
($ in thousands)
	For the Six Months Ended June 30,
	2006			2005
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$28,160	$672	4.81%	$33,087	$416	2.54%
Securities - taxable	1,144,235	22,879	4.03%	1,617,348	29,727	3.71%
Securities - nontaxable	151,979	5,562	7.38%	154,744	5,780	7.53%
Loans (including loans held for sale)	6,063,141	201,977	6.72%	5,579,561	164,727	5.95%
Total interest-earning assets	7,387,515	231,090	6.31%	7,384,740	200,650	5.48%
Cash and due from banks	324,685			345,944
Other assets	565,738			531,903
Allowance for loan losses	(75,268)			(65,568)
Total Assets	$8,202,670			$8,197,019

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,796,292	63,444	2.67%	$4,273,634	34,694	1.64%
Federal funds purchased and securities sold
under repurchase agreements	526,398	10,804	4.14%	717,198	8,643	2.43%
Borrowings	627,407	14,662	4.71%	1,089,795	16,910	3.13%
Total interest-bearing liabilities	5,950,097	88,910	3.01%	6,080,627	60,247	2.00%
Noninterest-bearing demand deposits	1,375,713			1,289,311
Other liabilities	102,990			74,461
Shareholders' equity	773,870			752,620
Total Liabilities and Shareholders' Equity	$8,202,670			$8,197,019

Net Interest Margin		142,180	3.88%		140,403	3.83%

Less tax equivalent adjustments		4,321			4,085

Net Interest Margin per Consolidated
Statements of Income		$137,859			$136,318

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level that, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled a benefit of $4.9 million during the first six months of 2006 compared with an expense of $4.2 million during the same time period of 2005. During 2006, Trustmark continually reevaluated its estimates of probable loan losses resulting from Hurricane Katrina. As a result, Trustmark reduced its allowance for loan losses and provision for loan losses by $4.8 million based on information available as of June 30, 2006. During the first half of 2006, the provision for loan losses as a percentage of average loans was -0.16% compared with 0.15% for the first half of 2005. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
($ in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	$ Change	2006	2005	$ Change
Service charges on deposit accounts	$13,308	$13,541	$(233)	$24,997	$25,925	$(928)
Insurance commissions	8,718	8,370	348	17,067	16,232	835
Wealth management	5,865	5,414	451	11,476	10,657	819
General banking - other	5,470	5,284	186	10,665	10,036	629
Mortgage banking, net	2,898	(3,246)	6,144	6,350	605	5,745
Other, net	2,740	2,644	96	4,268	5,097	(829)
Securities gains (losses)	384	(4,057)	4,441	1,250	(4,054)	5,304
Total Noninterest Income	$39,383	$27,950	$11,433	$76,073	$64,498	$11,575

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII for the first six months of 2006 totaled $76.1 million, an increase of $11.6 million, or 17.9%, when compared to the first half of 2005. Without considering securities gains or losses, the increase totaled $6.3 million, or 9.1%, for the same periods illustrated above. The comparative components of NII for the six months ended June 30, 2006 and 2005 are shown in the accompanying table.

Service charges for deposit products and services continued to be the single largest component of noninterest income and totaled $25.0 million for the first half of 2006 compared with $25.9 million for same time period in 2005, a decrease of $928 thousand, or 3.6%. On a linked quarter basis, service charges increased from $11.7 million for the first quarter of 2006 to $13.3 million for the second quarter of 2006. Revenues from service charges have continued to be negatively impacted by the increased usage of accounts that do not charge a monthly fee, increases in earnings credits earned by commercial customers and increased usage of electronic transactions. However, these factors have been more than offset by revenues generated by an increase in fees charged on NSF items, changes to Trustmark’s overdraft policies and an increase in the number of retail demand deposit accounts.

Insurance commissions were $17.1 million during the first half of 2006, an increase of $835 thousand, or 5.1%, when compared with $16.2 million in the first half of 2005. Trustmark’s insurance division consists of two wholly-owned subsidiaries, Bottrell and Fisher-Brown. Fisher-Brown has experienced increased revenues during 2006 resulting from an environment of increasing rates and a more strategic marketing plan.

Wealth management income totaled $11.5 million for the first half of 2006, compared with $10.7 million during the same time period in 2005, an increase of $819 thousand, or 7.7%. Wealth management consists of income related to investment management, trust and brokerage services. The growth in wealth management income during 2006 is largely attributed to a 12.2% increase in trust and investment management fee income resulting mostly from new account growth. In addition, the increased presence of wealth management teams in Florida, Houston and Memphis have begun to have a positive impact on revenues. Offsetting the increase in trust and investment management revenue was lower levels of fixed annuity sales in retail brokerage. At June 30, 2006, Trustmark held assets under management and administration of $6.669 billion and brokerage assets of $1.136 billion.

Mortgage Banking Income
($ in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	$ Change	2006	2005	$ Change
Mortgage servicing income, net	$3,239	$3,088	$151	$6,574	$6,184	$390
Change in fair value MSR from market changes	2,202	-	2,202	6,014	-	6,014
Change in fair value MSR from runoff	(2,400)	-	(2,400)	(4,452)	-	(4,452)
Change in fair value of derivatives	(1,881)	-	(1,881)	(4,437)	-	(4,437)
Amortization of MSR	-	(2,620)	2,620	-	(5,240)	5,240
MSR impairment	-	(4,821)	4,821	-	(2,089)	2,089
Gain on sale of loans	1,613	374	1,239	2,654	708	1,946
Other, net	125	733	(608)	(3)	1,042	(1,045)
Mortgage Banking, net	$2,898	$(3,246)	$6,144	$6,350	$605	$5,745

General banking - other totaled $10.7 million during the first six months of 2006, compared with $10.0 million in the same time period in 2005. General banking - other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees. Revenues from bankcard fees continued to increase as interchange income earned on electronic transactions related to debit cards and ATMs grew $801 thousand, or 16.6%, when comparing the first half of 2006 to the same time period in 2005 primarily from growth in the volume of Express Check cards outstanding and the number of transactions processed.

Net revenues from mortgage banking were $6.4 million during the first six months of 2006, compared with $605 thousand in the first half of 2005. As shown in the accompanying table, net mortgage servicing income has increased 6.3% when the first half of 2006 is compared with the same time period in 2005. This increase coincides with growth in the balance of the mortgage servicing portfolio. Loans serviced for others totaled $3.9 billion at June 30, 2006 compared with $3.5 billion at June 30, 2005.

Several changes in the components of mortgage banking income, net have taken place during the first half of 2006. As was previously discussed, Trustmark elected to early adopt SFAS No. 156 in the first quarter of 2006 and has recorded its MSR at fair value. In addition, related derivative financial instruments have also been booked at fair value and are being used to mitigate the risks inherent in MSR. Trustmark has also chosen to subsequently measure MSR at fair value at each future reporting date instead of amortizing MSR over the period of estimated net servicing income and assessing impairment at each reporting date. As a result of these elections, Trustmark has recognized the change in fair values of MSR due to market changes and runoff and the related derivative financial instruments in mortgage banking, net, as shown in the accompanying table.

Gains on sales of loans increased from $708 thousand during the first half of 2005 to $2.7 million during the same time period in 2006. This coincides with an increase in loan sales from secondary marketing activities of approximately $117.7 million when the first half of 2006 is compared with the same time period in 2005.

Securities losses totaled $4.1 million during the six months ended June 30, 2005 compared to securities gains of $1.3 million during the same time period of 2006. The securities gains for 2006 come primarily from a voluntary redemption of an investment in one of the family of Performance mutual funds that was originally funded by Trustmark. The losses during 2005 primarily resulted from the sale of $256 million in U.S. Government Agency and U.S. Treasury securities during the second quarter. The sale of these securities resulted from an intentional reduction in the investment portfolio due to declining profitability of holding longer-tem investment securities.

Noninterest Expense
Trustmark’s noninterest expense for the first six months of 2006 totaled $127.3 million compared with $121.4 million recorded during the same time period in 2005. The comparative components of noninterest expense for the first half of 2006 and 2005 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	$ Change	2006	2005	$ Change
Salaries and employee benefits	$39,567	$37,245	$2,322	$78,944	$74,604	$4,340
Services and fees	8,979	8,104	875	17,743	17,062	681
Net occupancy - premises	4,070	3,661	409	7,954	7,352	602
Equipment expense	3,589	3,855	(266)	7,232	7,808	(576)
Other expense	7,547	7,396	151	15,391	14,577	814
Total Noninterest Expense	$63,752	$60,261	$3,491	$127,264	$121,403	$5,861

Salaries and employee benefits, the largest category of noninterest expense, were $78.9 million in the first six months of 2006 compared with $74.6 million in the first six months of 2005. The increase of 5.8% in 2006 reflects general merit increases, the higher cost of performance-based incentive payments and additional costs of pension and other postretirement benefit plans. Partially offsetting increases in personnel costs was a net decrease in the number of full-time equivalent employees, from 2,616 at June 30, 2005, to 2,585 at June 30, 2006. This decrease in FTE employees has been accomplished during a period of solid growth in loans and deposits when compared to June 30, 2005.

All other categories of expenses remained well controlled and showed a net increase of $1.5 million, or 1.3%, when the first half of 2006 is compared with the same time period in 2005.

Income Taxes
For the six months ended June 30, 2006, Trustmark’s combined effective tax rate was 34.4%, compared with 34.8% for the same time period in 2005. The slight decrease in Trustmark’s effective tax rate for 2006 is due to immaterial changes in permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At June 30, 2006, Trustmark estimated gross fed funds borrowing capacity at $1.413 billion, compared to $1.392 billion at December 31, 2005. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $250.0 million in short-term advances at June 30, 2006, compared with $475.0 million in short-term advances at December 31, 2005. These advances are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $1.361 billion available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At June 30, 2006, Trustmark had approximately $576.3 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $558.4 million available at December 31, 2005. In September 2004, Trustmark entered into a two-year revolving credit arrangement enabling borrowings of up to $50.0 million, subject to certain financial covenants. At June 30, 2006, Trustmark was in compliance with all financial covenants and had borrowings on this line of credit that totaled $11.0 million.

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

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At June 30, 2006, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy. Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At June 30, 2006, Trustmark’s shareholders’ equity was $761.3 million, an increase of $19.8 million, or 2.7%, from its level at December 31, 2005. This increase is primarily related to net income of $60.1 million being offset by shares repurchased at a cost of $17.5 million and dividends paid of $23.4 million. Management will continue to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions and maintain an attractive return on equity to shareholders.

Common Stock Repurchase Program
At June 30, 2006, Trustmark had remaining authorization for the repurchase of up to 3.0 million shares of its common stock. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 21.3 million shares for $478.0 million, including 588 thousand shares during the first half of 2006.

Dividends
Dividends for the six months ended June 30, 2006, were $0.42 per share, increasing 5.0% when compared with dividends of $0.40 per share for the same time period in 2005. Trustmark’s indicated annual dividend rate for 2006 is currently $0.84 per share, up from $0.80 per share for 2005.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital. Management believes, as of June 30, 2006, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At June 30, 2006, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB’s primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC’s notification that Management believes have affected TNB’s present classification.

Regulatory Capital Table
($ in thousands)
	June 30, 2006
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$676,065	10.87%	$497,428	8.00%	n/a	n/a
Trustmark National Bank	$652,943	10.65%	$490,335	8.00%	$612,919	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$604,219	9.72%	$248,714	4.00%	n/a	n/a
Trustmark National Bank	$584,013	9.53%	$245,167	4.00%	$367,751	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$604,219	7.54%	$240,320	3.00%	n/a	n/a
Trustmark National Bank	$584,013	7.42%	$236,273	3.00%	$393,789	5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At June 30, 2006, earning assets were $7.368 billion, or 89.5% of total assets, compared with $7.507 billion, or 89.5% of total assets at December 31, 2005.

Securities
Interest-bearing investment securities are held to provide a stable alternative source of interest income and to collateralize public deposits and repurchase agreements. Trustmark’s portfolio of investment securities also supports liquidity and profitability strategies and may be used to offset potential market risks in the various financial reporting segments. The primary objective of the investment portfolio is to make an adequate contribution to net interest income. Management evaluates this contribution in relation to potential adverse market value risk that may impact strategic flexibility, liquidity or future earnings. During 2005 and through the second quarter of 2006, Management continued a strategy that began in 2004 of exiting certain assets and reducing balances of funding sources that would bear the highest costs in a rising interest rate environment. Proceeds from sales of securities have been used to reduce balances of higher-cost funding sources and as a funding source for loan growth.  During the first six months of 2006, Trustmark continued to deemphasize the holding of investment securities as seen by the decrease in overall balance of $134.8 million, or 10.1%, when compared to December 31, 2005. Trustmark intends to maintain lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities.

The securities portfolio can serve as a powerful tool that Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels. The estimated duration of the portfolio was 2.4 years at June 30, 2006, as compared to 2.5 years at December 31, 2005.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. At June 30, 2006, AFS securities totaled $905.6 million, which represented 75.4% of the securities portfolio, compared to $1.042 billion, or 77.9%, at December 31, 2005. At June 30, 2006, unrealized losses on AFS securities of $22.5 million, net of $8.6 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with unrealized losses of $16.4 million, net of $6.3 million in deferred income taxes, at December 31, 2005. At June 30, 2006, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2006, HTM securities totaled $296.2 million and represented 24.6% of the total portfolio, compared with $294.9 million, or 22.1%, at the end of 2005.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 83% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans and loans held for sale represented 83.2% of earning assets at June 30, 2006, compared with 80.5% at December 31, 2005. Average loans (including loans held for sale) were $6.063 billion for the first six months of 2006, an increase of $483.6 million, or 8.7%, when compared with the first six months of 2005. Growth in the loan portfolio continues to be diversified geographically across Trustmark’s four-state franchise as well as by loan type as seen by increases in loans from Trustmark’s Florida Gulf Coast, Houston offices and Consumer Services Division.

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

Following Hurricane Katrina, Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, “Accounting for Contingencies,” Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005. Trustmark continually reevaluates its estimates for probable losses resulting from Hurricane Katrina. As a result, during 2006, Trustmark has released allowance for loan losses by $4.8 million and other reserves by $1.1 million on a pretax basis. At June 30, 2006, the allowance for loan losses included specific Katrina reserves totaling $4.9 million, comprised of $2.9 million for mortgage loans, $0.5 million for commercial loans and $1.5 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

At June 30, 2006, the allowance for loan losses was $71.8 million compared with $76.7 million at December 31, 2005, a decrease of $4.9 million, primarily resulting from a release of $4.8 million in reserves held for customers impacted by Hurricane Katrina. The allowance represented 1.20% of total loans outstanding at June 30, 2006, compared to 1.30% at December 31, 2005. As of June 30, 2006, Management believes that the allowance for loan losses provides adequate protection for probable losses in the loan portfolio.

Nonperforming Assets
($ in thousands)
	June 30,	December 31,
	2006	2005
Nonaccrual and restructured loans	$25,119	$28,914
Other real estate (ORE)	3,107	4,107
Total nonperforming assets	$28,226	$33,021

Accruing loans past due 90 days or more	$6,578	$2,719
Serviced GNMA loans eligible for repurchase	15,957	22,769
	$22,535	$25,488

Nonperforming assets/total loans and ORE	0.47%	0.56%

Credit quality indicators remained extremely strong during the first six months of 2006. Total nonperforming assets decreased $4.8 million, or 14.5%, during the first six months of 2006 with the allowance coverage of nonperforming loans reaching 286.02% at June 30, 2006. The improvements in credit quality shown above can be attributed to Trustmark’s commitment to lending policies that produce consistently sound asset quality. The details of Trustmark’s nonperforming assets at June 30, 2006, and December 31, 2005, are shown in the accompanying table.

For the second quarter of 2006, Trustmark’s recoveries exceeded charge-offs by $268 thousand creating a ratio of net charge-off to average loans of -0.02%, compared to net charge-offs of $2.3 million, or 0.16% of average loans, during the second quarter of 2005. Net recoveries during the first six months of 2006 were $103 thousand, or less than -0.01% of average loans compared to net charge-offs of $3.1 million, or 0.11% of average loans, in the same period of 2005.

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

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $33.4 million at June 30, 2006, a decrease of $96.7 million when compared with December 31, 2005. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Average total deposits in the first six months of 2006 increased $609.1 million, or 10.9%, when compared to the same time period in 2005. Management has continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state banking franchise. At June 30, 2006, brokered CDs totaled $34.3 million, a decrease of $147.6 million when compared to December 31, 2005, as Trustmark utilized growth in its core deposit base to replace funding previously provided by brokered CDs.

Trustmark’s commitment to increasing its presence in higher-growth markets is illustrated by its strategic initiative to build additional banking centers within its four state banking franchise. This commitment will also benefit Trustmark’s continued focus on increasing core deposit relationships. Thus far in 2006, Trustmark has opened a total of five new banking centers in the Jackson, Memphis, and Houston suburban markets as well as the Mississippi Gulf Coast market. Trustmark anticipates opening two additional banking centers during the remainder of 2006 as well as eight banking centers during 2007.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $1.019 billion at June 30, 2006, a decrease of $248.8 million, compared with $1.268 billion at December 31, 2005. Trustmark had no long-term FHLB advances at June 30, 2006 as compared to $5.7 million on December 31, 2005. On a consolidated basis, total borrowings have decreased $254.6 million when compared to December 31, 2005. Additional liquidity produced by core deposits allowed Trustmark to reduce its dependency on wholesale funding products during the first six months of 2006.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At June 30, 2006 and 2005, Trustmark had commitments to extend credit of $1.7 billion and $1.4 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At June 30, 2006 and 2005, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $114.1 million and $114.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at June 30, 2006, it is estimated that net interest income may increase 2.3% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk profile. This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates, it is estimated net interest income may decrease by 1.3% while a 200 basis point decline in interest rates would yield an estimated decrease in net interest income of 4.8%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2006. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not effect earnings at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements. As of June 30, 2006, the economic value of equity at risk for an instantaneous 100 basis point shift in rates was less than 3% of the market value of Trustmark’s equity.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges. Trustmark’s off balance sheet obligations under these derivative instruments totaled $273.6 million at June 30, 2006, with a valuation adjustment of $437 thousand.

During the first quarter of 2006, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR. During the first six months of 2006, gross MSR values increased $6.0 million due to market changes, of which $5.0 million occurred during hedging activities, while hedge cost totaled $4.4 million.

Trustmark utilizes an interest rate risk strategy that includes caps and floors. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At June 30, 2006, Trustmark had interest rate caps with notional amounts totaling $300.0 million which are past their final reset and have no value at this point. These caps mature in September 2006 and are linked to the three-month LIBOR with a strike rate of 6%.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate, while the other party receives a fixed interest rate and pays a floating interest rate. At June 30, 2006, Trustmark had no outstanding interest rate swaps.

RECENT PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. The effects of this interpretation are not expected to have a material impact on Trustmark’s statement of position or results of operations.

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

FASB Staff Position (the FSP) No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairments deemed to be other-than-temporary must be recognized in net income equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made, and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP on January 1, 2006 did not have a significant effect on Trustmark’s financial condition or results of operation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principles as well as changes required by an accounting pronouncement that provides no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement on January 1, 2006 did not have a significant effect on Trustmark’s financial condition or results of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the discussion of Market/Interest Rate Risk Management found in Management’s Discussion and Analysis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, an evaluation was carried out by Trustmark’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Trustmark’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this report, Trustmark’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports Trustmark files and submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in Trustmark’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Trustmark’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 2006, other than those disclosed in the Notes to Consolidated Financial Statemetns and Management's Discussion and Analysis of this Form 10-Q.

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

Acquisition of Republic Bancshares — On April 13, 2006, Trustmark and Republic Bancshares of Texas, Inc. (Republic), headquartered in Houston, Texas, announced the signing of a definitive agreement in which Republic will merge into Trustmark. The proposed transaction, which is subject to approval by Republic’s shareholders and regulatory authorities, is expected to be completed during the third quarter of 2006. In spite of the due diligence activities conducted by Trustmark in the negotiations with Republic, there are significant risks involved that, if realized, may have an adverse effect on Trustmark’s financial condition and results of operations. Risks associated with the acquisition of Republic include:

•	the risk that Republic will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•	the risk that Trustmark is not able to combine the businesses of Trustmark and Republic in a manner that permits the anticipated costs savings to be realized or;
•	the risk that Trustmark and Republic do not perform as anticipated after the merger; and
•
the risk that deposit attrition, operating costs, customer loss and business disruption following the acquisition of Republic, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected.

Risks Related to Trustmark’s Interest Rate Hedging Strategies — Trustmark has entered into derivative contracts to hedge our MSR in order to offset changes in fair value resulting from rapidly changing interest rate environments. In spite of Trustmark’s due diligence in regards to these hedging strategies, significant risk are involved that, if realized, may prove our strategies to be ineffective and our results of operations adversely impacted. Risks associated with this strategy include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended June 30, 2006:
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
April 1, 2006 through
April 30, 2006	-	$-	-	3,455,473

May 1, 2006 through
May 31, 2006	259,314	$30.40	259,314	3,196,159

June 1, 2006 through
June 30, 2006	214,438	$29.90	214,438	2,981,721

Total	473,752		473,752

The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Trustmark’s shareholders was held on May 9, 2006. At this meeting, the following individuals were elected to serve as Directors of Trustmark until the annual meeting of shareholders in 2007 or until their respective successors are elected and qualified. The vote was cast as follows:
			Votes Cast
	Votes Cast in Favor		Against/Withheld
	Number	%	Number	%
J. Kelly Allgood	41,459,333	97.13%	1,225,958	2.87%
Reuben V. Anderson	41,758,409	97.83%	926,882	2.17%
William C. Deviney, Jr.	41,786,475	97.90%	898,817	2.10%
C. Gerald Garnett	41,785,016	97.90%	900,276	2.10%
Richard G. Hickson	41,764,025	97.85%	921,267	2.15%
Matthew L. Holleman III	41,782,394	97.89%	902,898	2.11%
John M. McCullouch	41,321,157	96.81%	1,364,134	3.19%
Richard H. Puckett	41,620,579	97.51%	1,064,713	2.49%
R. Michael Summerford	40,877,749	95.77%	1,807,543	4.23%
Kenneth W. Williams	41,621,945	97.51%	1,063,346	2.49%
William G. Yates, Jr.	42,045,063	98.51%	640,229	1.49%

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Zach L. Wasson
	Richard G. Hickson		Zach L. Wasson
	Chairman of the Board, President		Treasurer & Chief Financial Officer
& Chief Executive Officer

DATE:	August 4, 2006	DATE:	August 4, 2006

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.
32-b	Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

        All other exhibits are omitted, as they are inapplicable or not required by the related instructions.