Form 10-Q
period 2006-09-30
TRUSTMARK CORP
filed 2006-11-08
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

As of October 23, 2006, there were 58,633,782 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks (noninterest-bearing)	$348,397	$387,930
Federal funds sold and securities purchased under reverse repurchase agreements	6,907	130,115
Securities available for sale (at fair value)	862,482	1,041,754
Securities held to maturity (fair value: $288,314-2006; $295,521-2005)	289,125	294,902
Loans held for sale	125,988	146,936
Loans	6,538,872	5,893,439
Less allowance for loan losses	75,539	76,691
Net loans	6,463,333	5,816,748
Premises and equipment	132,055	115,115
Mortgage servicing rights	66,526	58,424
Goodwill	290,753	137,368
Identifiable intangible assets	45,704	28,703
Other assets	238,284	231,755
Total Assets	$8,869,554	$8,389,750

Liabilities
Deposits:
Noninterest-bearing	$1,580,533	$1,556,142
Interest-bearing	5,541,680	4,726,672
Total deposits	7,122,213	6,282,814
Federal funds purchased	77,927	178,789
Securities sold under repurchase agreements	180,536	314,064
Short-term borrowings	430,210	775,402
Long-term FHLB advances	-	5,726
Junior subordinated debt securities	70,104	-
Other liabilities	98,634	91,492
Total Liabilities	7,979,624	7,648,287

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 58,611,242 shares - 2006; 55,771,459 shares - 2005	12,212	11,620
Capital surplus	156,625	65,374
Retained earnings	732,781	677,781
Accumulated other comprehensive loss, net of tax	(11,688)	(13,312)
Total Shareholders' Equity	889,930	741,463
Total Liabilities and Shareholders' Equity	$8,869,554	$8,389,750

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$112,282	$91,533	$311,834	$254,156
Interest on securities:
Taxable	10,710	13,358	33,589	43,085
Tax exempt	1,803	1,850	5,418	5,607
Interest on federal funds sold and securities purchased under reverse repurchase agreements	346	287	1,018	703
Other interest income	56	15	107	57
Total Interest Income	125,197	107,043	351,966	303,608

Interest Expense
Interest on deposits	41,781	21,415	105,225	56,109
Interest on federal funds purchased and securities sold under repurchase agreements	4,896	5,050	15,700	13,693
Other interest expense	7,890	11,591	22,552	28,501
Total Interest Expense	54,567	38,056	143,477	98,303
Net Interest Income	70,630	68,987	208,489	205,305
Provision for loan losses	(81)	12,127	(5,029)	16,352

Net Interest Income After Provision for Loan Losses	70,711	56,860	213,518	188,953

Noninterest Income
Service charges on deposit accounts	14,360	13,025	39,357	38,950
Insurance commissions	8,935	9,294	26,002	25,526
Wealth management	5,770	5,293	17,246	15,950
General banking - other	5,668	5,226	16,333	15,262
Mortgage banking, net	1,131	3,290	7,481	3,895
Other, net	3,559	8,028	7,827	13,125
Securities gains (losses)	645	45	1,895	(4,009)
Total Noninterest Income	40,068	44,201	116,141	108,699

Noninterest Expense
Salaries and employee benefits	40,231	37,808	119,175	112,412
Services and fees	9,240	8,269	26,983	25,331
Net occupancy - premises	4,479	3,956	12,433	11,308
Equipment expense	3,731	3,653	10,963	11,461
Other expense	8,144	7,293	23,535	21,870
Total Noninterest Expense	65,825	60,979	193,089	182,382
Income Before Income Taxes	44,954	40,082	136,570	115,270
Income taxes	15,193	13,861	46,716	40,062
Net Income	$29,761	$26,221	$89,854	$75,208

Earnings Per Share
Basic	$0.53	$0.46	$1.61	$1.32
Diluted	$0.52	$0.46	$1.60	$1.32
Dividends Per Share	$0.21	$0.20	$0.63	$0.60

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2006	2005

Balance, January 1,	$741,463	$750,396
Cumulative effect adjustment due to change in accounting for mortgage servicing rights	848	-
Comprehensive income:
Net income per consolidated statements of income	89,854	75,208
Net change in fair value of securities available for sale, net of tax	1,624	(6,275)
Comprehensive income	91,478	68,933
Cash dividends paid	(35,701)	(34,032)
Common stock issued, long-term incentive plan	4,407	2,024
Compensation expense, long-term incentive plan	2,432	1,163
Common stock issued in business combination	103,812	-
Repurchase and retirement of common stock	(18,809)	(55,930)
Balance, September 30,	$889,930	$732,554

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$89,854	$75,208
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(5,029)	16,352
Depreciation and amortization/impairment	19,672	18,143
Net amortization of securities	3,549	5,990
Securities (gains) losses	(1,895)	4,009
Gains on sales of loans	(4,907)	(1,929)
Deferred income tax provision (benefit)	5,255	(4,374)
Excess tax benefit from exercise of stock options	(480)	(200)
Proceeds from sales of loans held for sale	874,221	693,233
Purchases and originations of loans held for sale	(849,562)	(699,976)
Net increase in mortgage servicing rights	(12,736)	(11,234)
Net increase in other assets	(4,218)	(7,465)
Net increase in other liabilities	2,835	25,817
Other operating activities, net	969	1,294
Net cash provided by operating activities	117,528	114,868

Investing Activities
Proceeds from calls and maturities of securities held to maturity	9,622	12,931
Proceeds from calls and maturities of securities available for sale	238,934	199,723
Proceeds from sales of securities available for sale	105,268	286,551
Purchases of securities held to maturity	(6,707)	(177,637)
Purchases of securities available for sale	(85,060)	(65,292)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	123,208	70,506
Net increase in loans	(165,502)	(547,276)
Purchases of premises and equipment	(16,001)	(7,462)
Proceeds from sales of premises and equipment	1,788	1,702
Proceeds from sales of other real estate	2,135	4,678
Net cash paid in business combination	(78,920)	-
Net cash provided by (used in) investing activities	128,765	(221,576)

Financing Activities
Net increase in deposits	245,425	395,349
Net decrease in federal funds purchased and securities sold under repurchase agreements	(169,867)	(98,373)
Net decrease in other borrowings	(373,138)	(147,428)
Proceeds from long-term FHLB advances	-	100,000
Proceeds from issuance of junior subordinated debt securities	61,856	-
Cash dividends	(35,701)	(34,032)
Proceeds from exercise of stock options	3,928	1,824
Excess tax benefit from exercise of stock options	480	200
Repurchase and retirement of common stock	(18,809)	(55,930)
Net cash (used in) provided by financing activities	(285,826)	161,610
(Decrease) increase in cash and cash equivalents	(39,533)	54,902
Cash and cash equivalents at beginning of period	387,930	343,125
Cash and cash equivalents at end of period	$348,397	$398,027

See notes to consolidated financial statements.

TRUSTMARK CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of Trustmark Corporation (Trustmark) and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2005 annual report on Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

NOTE 2 -	BUSINESS COMBINATIONS

On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting. Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million. The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $18.8 million in other assets as well as deposits of $593.3 million and borrowings and other liabilities of $13.7 million. These assets and liabilities have been recorded at estimated fair value based on market conditions and risk characteristics at the acquisition date. Excess costs over tangible net assets acquired totaled $173.4 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $153.4 million to goodwill. Trustmark's financial statements include the results of operations for Republic from the date of the merger. Pro forma consolidated results of operations assuming Republic had been acquired at the beginning of the reported periods are not presented because the effect of this business combination was not considered significant.

NOTE 3 -	LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	September 30, 2006	December 31, 2005
Real estate loans:
Construction and land development	$903,399	$715,174
Secured by 1-4 family residential properties	1,865,395	1,901,196
Secured by nonfarm, nonresidential properties	1,310,191	1,061,669
Other	127,072	166,685
Loans to finance agricultural production	31,055	40,162
Commercial and industrial	1,115,452	861,167
Consumer	926,823	886,072
Obligations of states and political subdivisions	207,369	210,310
Other loans	52,116	51,004
Loans	6,538,872	5,893,439
Less allowance for loan losses	75,539	76,691
Net loans	$6,463,333	$5,816,748

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance at beginning of year	$76,691	$64,757
Provision charged to expense	(5,029)	16,352
Loans charged off	(9,874)	(12,163)
Recoveries	8,434	6,804
Net charge-offs	(1,440)	(5,359)
Allowance of acquired bank	5,317	-
Balance at end of period	$75,539	$75,750

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

Trustmark continually reevaluates its estimates for probable losses resulting from Hurricane Katrina. As a result, during 2006, Trustmark has released allowance for loan losses of $6.3 million on a pretax basis. At September 30, 2006, the allowance for loan losses included specific Katrina reserves totaling $3.4 million, comprised of $2.3 million for mortgage loans and $1.1 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

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

At September 30, 2006 and 2005, the carrying amounts of nonaccrual loans were $27.8 million and $27.2 million, respectively. Included in these nonaccrual loans at September 30, 2006 and 2005, are loans that are considered to be impaired, which totaled $24.5 million and $22.5 million, respectively. At September 30, 2006, the total allowance for loan losses related to impaired loans was $6.7 million compared with $6.6 million at September 30, 2005. The average carrying amounts of impaired loans during the third quarter of 2006 and 2005 were $22.3 million and $23.8 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three and nine months ended September 30, 2006 and 2005.

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

During the first quarter of 2006, Trustmark elected to early adopt SFAS No. 156 and recorded all of its Mortgage Servicing Rights (MSR) at fair value effective January 1, 2006. Upon adoption, MSR were increased by $1.4 million while retained earnings were also increased by $0.8 million, net of taxes. During the first quarter of 2006, a strategy was implemented which utilized a portfolio of derivative instruments such as interest rate futures contracts and exchange-traded option contracts to achieve a return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR. For the nine months ended September 30, 2006, mortgage banking, net increased by $2.1 million from the change in the fair value of MSR due to interest rates, decreased by $7.7 million from the change in fair value of MSR due to runoff and decreased by $0.9 million from the costs of derivatives used in hedging MSR. Net fees related to the servicing of MSR are also included in noninterest income in mortgage banking, net.

The MSR valuation process includes the use of highly capable and experienced third parties providing valuation expertise and valuation advisory services. The fair value of MSR is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. At September 30, 2006, the valuation of MSR included an assumed average prepayment speed of 8.97 CPR and an average discount rate of 10.11%. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

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

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance at beginning of period	$58,424	$52,463
Cumulative-effect adjustment - change in accounting for MSR	1,373	-
Additions
Purchase of servicing assets	9,602	8,545
Servicing assets that resulted from transfers of financial assets	5,185	3,405
Disposals	(2,051)	(716)
Change in fair value:
Due to market changes	2,113	-
Due to runoff	(7,654)	-
Due to other	(466)	-
Amortization	-	(7,990)
Impairment	-	1,638
Balance at end of period	$66,526	$57,345

NOTE 5 -	DEPOSITS

At September 30, 2006 and December 31, 2005, deposits consisted of the following ($ in thousands):

	September 30, 2006	December 31, 2005
Noninterest-bearing demand deposits	$1,580,533	$1,556,142
Interest-bearing deposits
Interest-bearing demand	1,226,771	846,754
Savings	1,748,347	1,608,334
Time	2,566,562	2,271,584
Total interest-bearing deposits	5,541,680	4,726,672
Total deposits	$7,122,213	$6,282,814

NOTE 6 -	STOCK AND INCENTIVE COMPENSATION PLANS

Effective January 1, 2006, Trustmark adopted the provisions of SFAS No. 123r, a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair-value-based measurement method in accounting for compensation cost, which is recognized over the requisite service period. Trustmark implemented the provisions of this statement using the modified prospective approach, which applies to new awards, as well as, any previously granted awards outstanding on January 1, 2006. Compensation cost for the portion of awards for which the requisite service had not been rendered as of the date of adoption, is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123. Prior period amounts have not been restated to reflect the impact of the adoption of SFAS No. 123r.

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

Prior to January 1, 2006, Trustmark accounted for stock-based compensation awards under the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” prospectively for all awards granted, modified or settled after January 1, 2003. Under the provisions of this statement, compensation expense was recognized over the vesting period for stock option awards and was estimated using the Black-Scholes option-pricing model, while compensation expense for restricted performance awards was recognized over the service period based on the fair value of the underlying common stock on the date of grant based on the number of restricted shares expected to vest.

Prior to January 1, 2003, Trustmark accounted for stock-based compensation awards under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, because the exercise price of Trustmark’s stock options equaled the market price for the underlying stock on the date of grant, no compensation expense was recognized. The following table reflects pro forma net income and earnings per share for the three and nine months ended September 30, 2005, had Trustmark elected to adopt the fair value approach for all outstanding options prior to January 1, 2003 ($ in thousands except per share data):

	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Net income, as reported	$26,221	$75,208

Add: Total stock-based compensation expense reported in net income, net of related tax effects	298	718

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(418)	(1,213)

Pro forma net income	$26,101	$74,713

Earnings per share:
As reported
Basic	$0.46	$1.32
Diluted	0.46	1.32

Pro forma
Basic	$0.46	$1.31
Diluted	0.46	1.31

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

Stock Option Grants
On May 9, 2006, Trustmark awarded 271,200 options to key executives under the 2005 Plan. Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark's stock on the date of grant. Stock options granted under the 2005 Plan vest 20% per year and have a term of seven years. Stock option awards, which were granted under the 1997 Plan had an exercise price equal to the market price of Trustmark's stock on the date of grant, vested equally over four years with a 10-year term. The fair value of the options granted was estimated using the Black-Scholes option pricing model. The assumptions used to estimate the fair value of option grants were: dividend yield - 2.79%; expected volatility factor - 22.34%; risk-free interest rate - 5.05% and expected term - 7 years. For the three months ended September 30, 2006 and 2005, compensation expense for these plans totaled $507 thousand and $413 thousand, respectively. For the nine months ended September 30, 2006 and 2005, compensation expense for these plans totaled $1.4 million and $1.0 million, respectively. The following table presents a summary of Trustmark’s option activity for the nine months ended September 30, 2006:

	2006
Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of period	2,016,930	$24.44
Granted	271,200	31.55
Exercised	(167,675)	23.43
Forfeited	(43,850)	28.86
Expired	-	-
Outstanding, end of period	2,076,605	25.36	$13,589,551

Exercisable, end of period	1,307,478	23.37	$11,151,696

The following table presents information on stock option by ranges of exercises at September 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding Sept. 30, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Exercisable Sept. 30, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$13.53 - $19.60	199,370	$17.78	3.4	199,370	$17.78	3.4
$19.61 - $25.67	954,135	23.57	4.8	871,368	23.52	4.8
$25.68 - $31.74	923,100	28.84	6.6	236,740	27.53	6.6
	2,076,605	25.36	5.5	1,307,478	23.37	5.5

For the nine months ended September 30, 2006 and 2005, cash received from the exercise of share options was $3.9 million and $1.8 million, respectively, while tax benefits realized from options exercised were $480 thousand and $200 thousand, respectively. The total intrinsic value of options exercised was $1.3 million during the first nine months of 2006 and $546 thousand during the same time period in 2005.

At September 30, 2006, unrecognized stock-based compensation expense related to nonvested stock option awards totaled $4.0 million, which is expected to be recognized over a weighted-average period of 6.5 years.

Restricted Stock Grants
On August 28, 2006, Trustmark awarded 37,916 shares of restricted stock as a result of Trustmark’s merger with Republic. These are time-vested awards and are restricted until August 27, 2009. On February 1, 2006, Trustmark awarded 67,000 shares of restricted stock to key executives. These awards are restricted until December 31, 2009, and vest based on performance goals of return on average equity and total shareholder return compared to a defined peer group. The restricted share agreement entitles the executives to vote their restricted shares and earn dividends. Compensation expense is recorded utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. For the three months ended September 30, 2006 and 2005, Trustmark recorded compensation expense for restricted stock awards of $379 thousand and $70 thousand, respectively. For the nine months ended September 30, 2006 and 2005, Trustmark recorded compensation expense for restricted stock awards of $1.0 million and $116 thousand, respectively. The following table summarizes Trustmark's restricted stock activity during the first nine months of 2006:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares, beginning of period	26,325	$28.28
Granted	104,916	28.67
Vested	-
Forfeited	(1,250)	28.25
Nonvested shares, end of period	129,991	28.42

NOTE 7 -	BENEFIT PLANS

Pension Plan
Trustmark maintains a noncontributory defined benefit pension plan, which covers substantially all associates with more than one year of service. The plan provides pension benefits that are based on the length of credited service and final average compensation as defined in the plan. The acceptable range of contributions to the plan is determined each year by the plan’s actuary. In 2006, Trustmark’s minimum required contribution is expected to be zero. The actual amount of the contribution will be determined based on the plan’s funded status and return on plan assets as of the measurement date, which is October 31st.

The following table presents information regarding the plan’s net periodic pension costs for the nine months ended September 30, 2006 and 2005 ($ in thousands):

	2006	2005
Service cost - benefits earned during the period	$1,962	$1,635
Interest cost on projected benefit obligation	3,294	3,202
Expected return on plan assets	(3,923)	(4,056)
Amortization of prior service cost	(262)	(67)
Recognized net actuarial loss	1,841	1,438
Net periodic benefit cost	$2,912	$2,152

Supplemental Retirement Plan
Trustmark maintains a non-qualified supplemental retirement plan covering directors, that elect to defer fees, key executive officers and senior officers. The plan provides for defined death benefits and/or retirement benefits based on a participant’s covered salary. Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments.

The following table presents information regarding the plan’s net periodic benefit costs for the nine months ended September 30, 2006 and 2005 ($ in thousands):

	2006	2005
Service cost - benefits earned during the period	$1,201	$1,088
Interest cost on projected benefit obligation	1,239	1,177
Amortization of prior service cost	104	152
Recognized net actuarial loss	110	77
Net periodic benefit cost	$2,654	$2,494

NOTE 8 -	CONTINGENCIES

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

At September 30, 2006 and 2005, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $119.2 million and $110.9 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2006, the fair value of collateral held was $22.7 million.

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

NOTE 9 -	ISSUANCE OF TRUST PREFERRED SECURITIES AND JUNIOR SUBORDINATED DEBT

On August 18, 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust). The trust preferred securities mature September 30, 2036, are redeemable at Trustmark’s option beginning after five years, and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72%. Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.

The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.856 million in aggregate principal amount of Trustmark’s junior subordinated debentures. The net proceeds to Trustmark from the sale of the notes to the Trust were used to finance its merger with Republic Bancshares of Texas, Inc.

The debentures were issued pursuant to a Junior Subordinated Indenture, dated August 18, 2006 between Trustmark, as issuer, and Wilmington Trust Company, as trustee. Like the trust preferred securities, the debentures bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72% and mature on September 30, 2036. The debentures may be redeemed at Trustmark’s option at anytime on or after September 30, 2011 or at anytime upon certain events, such as a change in the regulatory capital treatment of the debentures, the Trust being deemed an investment company or the occurrence of certain adverse tax events. The interest payments by Trustmark will be used to pay the quarterly distributions payable by the Trust to the holder of the trust preferred securities. However, so long as no event of default has occurred under the debentures, Trustmark may defer interest payments on the debentures (in which case the Trust will also defer distributions otherwise due on the trust preferred securities) for up to 20 consecutive quarters.

The debentures are subordinated to the prior payment of any other indebtedness of Trustmark that, by its terms, is not similarly subordinated. The trust preferred securities are recorded as a long-term liability on Trustmark’s balance sheet; however, for regulatory purposes the trust preferred securities are treated as Tier 1 capital under rulings of the Federal Reserve Board, Trustmark’s primary federal regulatory agency.

Trustmark also entered into a Guarantee Agreement, dated August 18, 2006, pursuant to which it has agreed to guarantee the payment by the Trust of distributions on the trust preferred securities, and the payment of principal of the trust preferred securities when due, either at maturity or on redemption, but only if and to the extent that the Trust fails to pay distributions on or principal of the trust preferred securities after having received interest payments or principal payments on the notes from Trustmark for the purpose of paying those distributions or the principal amount of the trust preferred securities.

In addition, pursuant to the acquisition of Republic Bancshares of Texas, Inc. on August 25, 2006, Trustmark assumed the liability for $8.248 million in junior subordinated debt securities issued to Republic Bancshares Capital Trust I (Republic Trust), also a Delaware trust. Republic Trust used the proceeds from the issuance of $8.0 million in trust preferred securities to acquire the junior subordinated debt securities. Both the trust preferred securities and the junior subordinated debt securities mature on January 7, 2033, and are callable at the option of Trustmark, in whole or in part, on January 7, 2008. Both the trust preferred securities and junior subordinated debt securities bear interest at a variable rate per annum equal to the three-month LIBOR plus 3.35%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic shares	56,591	56,406	55,954	56,874
Dilutive shares (related to stock options)	240	137	154	137
Diluted shares	56,831	56,543	56,108	57,011

In December 2004, the FASB issued a revision of SFAS No. 123 (SFAS No. 123r), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” Trustmark adopted SFAS No. 123r effective January 1, 2006. Prior period dilutive shares consisted of potentially dilutive stock options outstanding accounted for under APB No. 25.

NOTE 11 -	STATEMENTS OF CASH FLOWS

Trustmark paid income taxes of $39.5 million and $24.1 million during the nine months ended September 30, 2006 and 2005, respectively. Interest paid on deposit liabilities and other borrowings approximated $136.1 million in the first nine months of 2006 and $93.1 million in the first nine months of 2005. For the nine months ended September 30, 2006 and 2005, noncash transfers from loans to foreclosed properties were $1.6 million and $1.2 million, respectively. Assets acquired during the third quarter of 2006 as a result of the Republic business combination totaled $647.9 million, while liabilities assumed totaled $607.0 million. During the first nine months of 2006, no long-term FHLB advances were converted to short-term borrowings compared with conversions of $75.0 million in the first nine months of 2005.

NOTE 12 -	SEGMENT INFORMATION

Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust, and retirement services, as well as insurance and risk management services provided by TRMK Risk Management, Inc., a wholly owned subsidiary of TNB. Insurance includes two wholly-owned subsidiaries of TNB: The Bottrell Insurance Agency and Fisher-Brown, Incorporated. Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Administration includes all other activities that are not directly attributable to one of the major lines of business. Administration consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management) and Corporate Finance.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Trustmark uses a match-funded transfer pricing process to assess operating segment performance. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. In the first nine months of 2006, Trustmark updated its estimates for probable losses resulting from Hurricane Katrina and released allowance for loan losses and provision for loan losses by $6.3 million on a pretax basis. As was the case in 2005, Management has determined that this item should be included in the Administrative division due to its unusual nature.

The following tables disclose financial information by reportable segment for the periods ended September 30, 2006 and 2005.

Trustmark Corporation
Segment Information
($ in thousands)

For the three months ended	General Banking Division	Wealth Management Division	Insurance Division	Administration Division	Total
September 30, 2006
Net interest income from external customers	$72,002	$1,244	$(2)	$(2,614)	$70,630
Internal funding	(2,739)	(266)	-	3,005	-
Net interest income	69,263	978	(2)	391	70,630
Provision for loan losses	1,429	-	-	(1,510)	(81)
Net interest income after provision for loan losses	67,834	978	(2)	1,901	70,711
Noninterest income	24,633	5,887	9,089	459	40,068
Noninterest expense	46,432	4,628	5,999	8,766	65,825
Income before income taxes	46,035	2,237	3,088	(6,406)	44,954
Income taxes	15,963	818	1,180	(2,768)	15,193
Segment net income	$30,072	$1,419	$1,908	$(3,638)	$29,761

Selected Financial Information
Average assets	$6,841,654	$91,460	$33,199	$1,505,526	$8,471,839
Depreciation and amortization	$5,739	$105	$96	$1,186	$7,126

For the three months ended
September 30, 2005
Net interest income from external customers	$70,844	$1,045	$(3)	$(2,899)	$68,987
Internal funding	(7,757)	(204)	-	7,961	-
Net interest income	63,087	841	(3)	5,062	68,987
Provision for loan losses	2,485	43	-	9,599	12,127
Net interest income after provision for loan losses	60,602	798	(3)	(4,537)	56,860
Noninterest income	30,063	5,493	9,283	(638)	44,201
Noninterest expense	42,690	4,615	5,931	7,743	60,979
Income before income taxes	47,975	1,676	3,349	(12,918)	40,082
Income taxes	16,567	614	1,305	(4,625)	13,861
Segment net income	$31,408	$1,062	$2,044	$(8,293)	$26,221

Selected Financial Information
Average assets	$6,375,691	$96,748	$31,357	$1,713,981	$8,217,777
Depreciation and amortization/impairment	$1,785	$136	$92	$960	$2,973

Trustmark Corporation
Segment Information
($ in thousands)

For the nine months ended	General Banking Division	Wealth Management Division	Insurance Division	Administration Division	Total
September 30, 2006
Net interest income from external customers	$205,924	$3,301	$(6)	$(730)	$208,489
Internal funding	(5,382)	(207)	-	5,589	-
Net interest income	200,542	3,094	(6)	4,859	208,489
Provision for loan losses	1,633	(8)	-	(6,654)	(5,029)
Net interest income after provision for loan losses	198,909	3,102	(6)	11,513	213,518
Noninterest income	70,151	17,664	26,328	1,998	116,141
Noninterest expense	136,620	14,095	17,467	24,907	193,089
Income before income taxes	132,440	6,671	8,855	(11,396)	136,570
Income taxes	45,749	2,431	3,425	(4,889)	46,716
Segment net income	$86,691	$4,240	$5,430	$(6,507)	$89,854

Selected Financial Information
Average assets	$6,660,618	$88,822	$27,266	$1,516,673	$8,293,379
Depreciation and amortization	$15,996	$317	$295	$3,064	$19,672

For the nine months ended
September 30, 2005
Net interest income from external customers	$197,290	$3,458	$(8)	$4,565	$205,305
Internal funding	(13,771)	(779)	-	14,550	-
Net interest income	183,519	2,679	(8)	19,115	205,305
Provision for loan losses	6,671	36	-	9,645	16,352
Net interest income after provision for loan losses	176,848	2,643	(8)	9,470	188,953
Noninterest income	70,921	16,432	25,476	(4,130)	108,699
Noninterest expense	129,666	13,969	16,958	21,789	182,382
Income before income taxes	118,103	5,106	8,510	(16,449)	115,270
Income taxes	40,727	1,882	3,431	(5,978)	40,062
Segment net income	$77,376	$3,224	$5,079	$(10,471)	$75,208

Selected Financial Information
Average assets	$6,177,968	$98,074	$21,598	$1,906,374	$8,204,014
Depreciation and amortization/impairment	$14,587	$403	$274	$2,879	$18,143

NOTE 13 -	RECENT PRONOUNCEMENTS

FASB Staff Position (the FSP) No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairments deemed to be other-than-temporary must be recognized in net income equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made, and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP on January 1, 2006 did not have a significant effect on Trustmark’s statement of position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principles as well as changes required by an accounting pronouncement that provides no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement on January 1, 2006 did not have a significant effect on Trustmark’s statement of position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132r.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Trustmark is currently assessing the impact of SFAS No. 158 on its statement of position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on Trustmark’s statement of position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. Trustmark is currently assessing the impact of SAB 108 on its statement of position and results of operations.

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

OVERVIEW

Business
Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through over 150 offices and 2,700 associates in Florida, Mississippi, Tennessee and Texas.

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for substantially all of the assets and revenues of Trustmark. Initially chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through its wholly-owned subsidiaries, Trustmark Investment Advisors, Inc., Trustmark Securities, Inc. (TSI), The Bottrell Insurance Agency, Inc., TRMK Risk Management, Inc. and Fisher-Brown, Incorporated. Effective March 1, 2006, TSI became an inactive subsidiary.

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville was acquired in a business combination during 2001 and presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In order to facilitate a private placement of trust preferred securities, Trustmark formed a wholly-owned Delaware trust affiliate, Trustmark Preferred Capital Trust I. Also, as a result of the acquisition of Republic Bancshares of Texas, Inc., Trustmark now owns Republic Bancshares Capital Trust I, a Delaware trust affiliate. Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both of which are inactive nonbank Mississippi corporations.

Financial Highlights
Trustmark’s net income totaled $29.8 million in the third quarter of 2006, which represented basic and diluted earnings per share of $0.53 and $0.52, respectively. Net income for the third quarter of 2005 totaled $26.2 million yielding basic and diluted earnings per share of $0.46. Trustmark’s third quarter net income produced returns on average shareholders’ equity and average assets of 14.23% and 1.39%, respectively, compared with third quarter 2005 returns of 13.81% and 1.27%. During the first nine months of 2006, Trustmark’s net income totaled $89.9 million, which represented basic and diluted earnings per share of $1.61 and $1.60, respectively. Trustmark’s performance during the first nine months of 2006 resulted in returns on average shareholders’ equity and average assets of 15.16% and 1.45%, respectively, compared with the first nine months of 2005 returns of 13.36% and 1.23%, respectively. Highlights of the first nine months of 2006 included:

•	Successful merger and integration of Houston’s Republic Bancshares of Texas, Inc.
•	Excellent growth in loans and deposits
•	Solid credit quality
•	Continued investment in banking center expansion program

Business Combinations
On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting. Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million. The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $18.8 million in other assets as well as deposits of $593.3 million and borrowings and other liabilities of $13.7 million. These assets and liabilities have been recorded at estimated fair value based on market conditions and risk characteristics at the acquisition date. Excess costs over tangible net assets acquired totaled $173.4 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $153.4 million to goodwill.

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

Trustmark continually reevaluates its estimates for probable losses resulting from Hurricane Katrina. As a result, during 2006, Trustmark has released allowance for loan losses of $6.3 million on a pretax basis. At September 30, 2006, the allowance for loan losses included specific Katrina reserves totaling $3.4 million, comprised of $2.3 million for mortgage loans and $1.1 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

Management is presenting in the accompanying table adjustments to net income as reported in accordance with generally accepted accounting principles for significant items resulting from Hurricane Katrina. Management believes this information will help users compare Trustmark’s current results to prior periods.

Financial Performance
Net Income Adjusted for Specific Items (Non-GAAP)

	Quarter Ended 9/30/2006		Quarter Ended 9/30/2005
	$	Basic EPS	$	Basic EPS

Net Income as reported--GAAP	$29,761	$0.526	$26,221	$0.465

Adjustments (net of taxes):
Less Hurricane Katrina reserves released
Provision for loan losses	(874)	(0.015)	6,054	0.107
Mortgage related charges	(14)	(0.001)	1,419	0.025
Noninterest income - lost revenues	-	-	839	0.015
Noninterest expense - additional expenses	-	-	333	0.006
	(888)	(0.016)	8,645	0.153

Subtract sale of Merchant Service Portfolio	-	-	(3,551)	(0.063)

Net Income adjusted for specific items (Non-GAAP)	$28,873	$0.510	$31,315	$0.555

	Year-to-Date 9/30/2006		Year-to-Date 9/30/2005
	$	Basic EPS	$	Basic EPS

Net Income as reported--GAAP	$89,854	$1.606	$75,208	$1.322

Adjustments (net of taxes):
Less Hurricane Katrina reserves released
Provision for loan losses	(3,865)	(0.069)	6,054	0.106
Mortgage related charges	(694)	(0.012)	1,419	0.025
Noninterest income - lost revenues	-	-	839	0.015
Noninterest expense - additional expenses	-	-	333	0.006
	(4,559)	(0.081)	8,645	0.152

Subtract sale of Merchant Service Portfolio	-	-	(3,551)	(0.062)

Net Income adjusted for specific items (Non-GAAP)	$85,295	$1.525	$80,302	$1.412

CRITICAL ACCOUNTING POLICIES

Preparation of Trustmark’s financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses shown in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. There have been no significant changes in our critical accounting estimates during the first nine months of 2006 except those associated with Mortgage Servicing Rights.

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

RESULTS OF OPERATIONS

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. As previously discussed, Trustmark acquired Republic Bancshares of Texas, Inc. during the third quarter of 2006. The results of this acquisition have not had a material impact on net interest income or average balances for the period ending September 30, 2006.

Net interest income-FTE for the first nine months of 2006 increased $3.5 million when compared with the first nine months of 2005. Increases in the target fed funds rate of 300 basis points since the beginning of 2005 resulted in increased interest income-FTE and interest expense. While interest expense on interest-bearing liabilities, primarily federal funds purchased, repurchase agreements and borrowings, increased substantially, the increase in interest income on earning assets was sufficient to offset the additional interest expense. The combination of these factors resulted in an increase in the NIM of four basis points, to 3.86%, when the first nine months of 2006 is compared with the same time period in 2005. For additional discussion, see Market/Interest Rate Risk Management included later in the Management’s Discussion and Analysis.

Average interest-earning assets for the first nine months of 2006 were $7.450 billion, compared with $7.404 billion for the first nine months of 2005, an increase of $46.2 million. Although showing only a minimal increase, the mix of average earning assets has changed dramatically when comparing the first nine months of 2006 to the same time period in 2005. Average total loans during the first nine months of 2006 increased $462.6 million, or 8.1%, relative to the comparable period one year earlier while average securities decreased by $411.1 million, or 24.5%, during the same time period. Trustmark has utilized the liquidity created by maturing securities and core deposits to fund growth in higher yielding loans. This change in product mix combined with a rising interest rate environment has resulted in an increase in interest income-FTE of $48.7 million, or 15.7%, when the first nine months of 2006 is compared with the same time period in 2005. This impact is illustrated by the yield on total earning assets increasing from 5.59% for the nine months ended September 30, 2005 to 6.43% for the first nine months of 2006, an increase of 84 basis points.

Average interest-bearing liabilities for the first nine months of 2006 totaled $6.008 billion compared with $6.094 billion for the same time period in 2005, a decrease of $85.4 million, or 1.4%. Trustmark’s ability to attract core deposits has also resulted in a major change in the mix of interest-bearing liabilities. This change is illustrated by the increase in average interest-bearing deposits of $618.3 million, or 14.4%, compared with a decrease of $714.6 million from wholesale funding sources such as federal funds purchased, securities sold under repurchase agreements and FHLB advances. Yields on interest-bearing liabilities were also impacted by the rising interest rate environment as seen in the increase in rates on interest-bearing deposits (112 basis points), federal funds purchased and securities sold under repurchase agreements (159 basis points) and borrowings (154 basis points) when the first nine months of 2006 and the same time period in 2005 are compared. As a result of these factors, total interest expense for the first nine months of 2006 increased $45.2 million, or 46.0%, relative to the comparable period one year earlier. Management has made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, as a major component in improving the net interest margin and, ultimately, profitability.

Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$25,205	$346	5.45%	$31,152	$287	3.66%
Securities - taxable	1,062,270	10,710	4.00%	1,341,939	13,358	3.95%
Securities - nontaxable	150,790	2,773	7.30%	154,886	2,846	7.29%
Loans, including loans held for sale	6,336,043	113,477	7.11%	5,914,589	92,604	6.21%
Total interest-earning assets	7,574,308	127,306	6.67%	7,442,566	109,095	5.82%
Cash and due from banks	325,817			313,434
Other assets	645,550			527,897
Allowance for loan losses	(73,836)			(66,120)
Total Assets	$8,471,839			$8,217,777

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,122,909	41,781	3.24%	$4,316,518	21,415	1.97%
Federal funds purchased and securities sold under repurchase agreements	432,486	4,896	4.49%	637,923	5,050	3.14%
Borrowings	567,970	7,890	5.51%	1,165,417	11,591	3.95%
Total interest-bearing liabilities	6,123,365	54,567	3.54%	6,119,858	38,056	2.47%
Noninterest-bearing demand deposits	1,388,201			1,245,573
Other liabilities	130,811			99,102
Shareholders' equity	829,462			753,244
Total Liabilities and Shareholders' Equity	$8,471,839			$8,217,777

Net Interest Margin		72,739	3.81%		71,039	3.79%

Less tax equivalent adjustment		2,109			2,052
Net Interest Margin per Consolidated Statements of Income		$70,630			$68,987

Trustmark Corporation
Yield/Rate Analysis Table
($ in thousands)

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$27,164	$1,018	5.01%	$32,435	$703	2.90%
Securities - taxable	1,116,613	33,589	4.02%	1,524,537	43,085	3.78%
Securities - nontaxable	151,579	8,335	7.35%	154,792	8,626	7.45%
Loans, including loans held for sale	6,155,108	315,454	6.85%	5,692,465	257,331	6.04%
Total interest-earning assets	7,450,464	358,396	6.43%	7,404,229	309,745	5.59%
Cash and due from banks	325,067			334,988
Other assets	592,634			530,551
Allowance for loan losses	(74,786)			(65,754)
Total Assets	$8,293,379			$8,204,014

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$4,906,361	105,225	2.87%	$4,288,085	56,109	1.75%
Federal funds purchased and securities sold under repurchase agreements	494,750	15,700	4.24%	690,482	13,693	2.65%
Borrowings	607,377	22,552	4.96%	1,115,280	28,501	3.42%
Total interest-bearing liabilities	6,008,488	143,477	3.19%	6,093,847	98,303	2.16%
Noninterest-bearing demand deposits	1,379,921			1,274,571
Other liabilities	112,366			82,766
Shareholders' equity	792,604			752,830
Total Liabilities and Shareholders' Equity	$8,293,379			$8,204,014

Net Interest Margin		214,919	3.86%		211,442	3.82%

Less tax equivalent adjustment		6,430			6,137
Net Interest Margin per Consolidated Statements of Income		$208,489			$205,305

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level that, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses totaled a benefit of $5.0 million during the first nine months of 2006 compared with an expense of $16.4 million during the same time period of 2005. During 2006, Trustmark continually reevaluated its estimates of probable loan losses resulting from Hurricane Katrina. As a result, Trustmark reduced its allowance for loan losses and provision for loan losses by $6.3 million based on information available as of September 30, 2006. During the first nine months of 2006, the provision for loan losses as a percentage of average loans was -0.11% compared with 0.38% for the first nine months of 2005. See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Service charges on deposit accounts	$14,360	$13,025	$1,335	10.2%	$39,357	$38,950	$407	1.0%
Insurance commissions	8,935	9,294	(359)	-3.9%	26,002	25,526	476	1.9%
Wealth management	5,770	5,293	477	9.0%	17,246	15,950	1,296	8.1%
General banking - other	5,668	5,226	442	8.5%	16,333	15,262	1,071	7.0%
Mortgage banking, net	1,131	3,290	(2,159)	-65.6%	7,481	3,895	3,586	92.1%
Other, net	3,559	8,028	(4,469)	-55.7%	7,827	13,125	(5,298)	-40.4%
Securities gains (losses)	645	45	600	n/m	1,895	(4,009)	5,904	n/m
Total Noninterest Income	$40,068	$44,201	$(4,133)	-9.4%	$116,141	$108,699	$7,442	6.8%

n/m - not meaningful

Noninterest Income
Noninterest income (NII) consists of revenues generated from a broad range of banking and financial services. NII for the first nine months of 2006 totaled $116.1 million, an increase of $7.4 million, or 6.8%, when compared to the first nine months of 2005. Without considering securities gains or losses, the increase totaled $1.5 million, or 1.4%, for the same periods illustrated above. The comparative components of NII for the nine months ended September 30, 2006 and 2005 are shown in the accompanying table. The results of the aforementioned Republic acquisition have not had a material impact on noninterest income for the period ending September 30, 2006.

Service charges for deposit products and services continued to be the single largest component of noninterest income and totaled $39.4 million for the first nine months of 2006 compared with $39.0 million for same time period in 2005, an increase of $407 thousand, or 1.0%. On a linked quarter basis, service charges increased from $13.3 million for the second quarter of 2006 to $14.4 million for the third quarter of 2006. Revenues from service charges have continued to be negatively impacted by the increased usage of accounts that do not charge a monthly fee, increases in earnings credits earned by commercial customers and increased usage of electronic transactions. However, these factors have been more than offset by revenues generated by an increase in fees charged on NSF items, changes to Trustmark’s overdraft policies and an increase in the number of retail demand deposit accounts.

Insurance commissions were $26.0 million during the first nine months of 2006, an increase of $476 thousand, or 1.9%, when compared with $25.5 million in the first nine months of 2005. Trustmark’s insurance division consists of two wholly-owned subsidiaries, Bottrell and Fisher-Brown. The Insurance division has experienced increased revenues during 2006 resulting from an environment of increasing rates and a more strategic marketing plan.

Wealth management income totaled $17.2 million for the first nine months of 2006, compared with $16.0 million during the same time period in 2005, an increase of $1.3 million, or 8.1%. Wealth management consists of income related to investment management, trust and brokerage services. The growth in wealth management income during 2006 is largely attributed to a 10.7% increase in trust and investment management fee income resulting mostly from new account growth. In addition, the increased presence of wealth management teams in Florida, Houston and Memphis have begun to have a positive impact on revenues. Offsetting the increase in trust and investment management revenue was lower levels of fixed annuity sales in retail brokerage. At September 30, 2006, Trustmark held assets under management and administration of $6.713 billion and brokerage assets of $1.170 billion.

General banking - other totaled $16.3 million during the first nine months of 2006, compared with $15.3 million in the same time period in 2005. General banking - other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees. Revenues from bankcard fees continued to increase as interchange income earned on electronic transactions related to debit cards and ATMs grew $1.164 million, or 16.0%, when comparing the first nine months of 2006 to the same time period in 2005 primarily from growth in the volume of Express Check debit cards outstanding and the number of transactions processed.

Mortgage Banking Income
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Mortgage servicing income, net	$3,279	$3,070	$209	6.8%	$9,853	$9,254	$599	6.5%
Change in fair value MSR from market changes	(3,901)	-	(3,901)	n/m	2,113	-	2,113	n/m
Change in fair value MSR from runoff	(3,202)	-	(3,202)	n/m	(7,654)	-	(7,654)	n/m
Change in fair value of derivatives	3,551	-	3,551	n/m	(886)	-	(886)	n/m
Amortization of MSR	-	(2,750)	2,750	n/m	-	(7,990)	7,990	n/m
MSR impairment	-	3,727	(3,727)	n/m	-	1,638	(1,638)	n/m
Gain on sale of loans	1,057	(64)	1,121	n/m	3,711	644	3,067	n/m
Other, net	347	(693)	1,040	n/m	344	349	(5)	-1.4%
Mortgage Banking, net	$1,131	$3,290	$(2,159)	-65.6%	$7,481	$3,895	$3,586	92.1%

n/m - not meaningful

Net revenues from mortgage banking were $7.5 million during the first nine months of 2006, compared with $3.9 million in the first nine months of 2005. As shown in the accompanying table, net mortgage servicing income has increased 6.5% when the first nine months of 2006 is compared with the same time period in 2005. This increase coincides with growth in the balance of the mortgage servicing portfolio. Loans serviced for others totaled $4.0 billion at September 30, 2006 compared with $3.6 billion at September 30, 2005.

Several changes in the components of mortgage banking income, net have taken place during the first nine months of 2006. As was previously discussed, Trustmark elected to early adopt SFAS No. 156 in the first quarter of 2006 and has recorded its MSR at fair value. In addition, related derivative financial instruments have also been booked at fair value and are being used to mitigate the risks inherent in MSR. Trustmark has also chosen to subsequently measure MSR at fair value at each future reporting date instead of amortizing MSR over the period of estimated net servicing income and assessing impairment at each reporting date. As a result of these elections, Trustmark has recognized the change in fair values of MSR due to market changes and runoff and the related derivative financial instruments in mortgage banking, net, as shown in the accompanying table.

Gains on sales of loans increased from $644 thousand during the first nine months of 2005 to $3.7 million during the same time period in 2006. This coincides with an increase in loan sales from secondary marketing activities of approximately $177.9 million when the first nine months of 2006 is compared with the same time period in 2005.

Other, net totaled $7.8 million for the nine months ended September 30, 2006, compared with $13.1 million for the same time period in 2005. During the third quarter of 2005, Trustmark evaluated its strategic alternatives in payment processing systems and selected NOVA Information systems as its provider of card processing services for its commercial merchant services customers. In connection with this alliance, Trustmark sold its existing payment processing portfolio in the third quarter of 2005 for a pre-tax gain of $5.75 million.

Securities gains totaled $1.9 million during the nine months ended September 30, 2006 compared to securities losses of $4.0 million during the same time period of 2005. The securities gains for 2006 come primarily from a voluntary redemption of an investment in one of the family of Performance mutual funds that was originally funded by Trustmark. The losses during 2005 primarily resulted from the sale of $256 million in U.S. Government Agency and U.S. Treasury securities during the second quarter of that year. The sale of these securities resulted from an intentional reduction in the investment portfolio due to declining profitability of holding longer-term investment securities.

Noninterest Expense
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Salaries and employee benefits	$40,231	$37,808	$2,423	6.4%	$119,175	$112,412	$6,763	6.0%
Services and fees	9,240	8,269	971	11.7%	26,983	25,331	1,652	6.5%
Net occupancy - premises	4,479	3,956	523	13.2%	12,433	11,308	1,125	9.9%
Equipment expense	3,731	3,653	78	2.1%	10,963	11,461	(498)	-4.3%
Other expense	8,144	7,293	851	11.7%	23,535	21,870	1,665	7.6%
Total Noninterest Expense	$65,825	$60,979	$4,846	7.9%	$193,089	$182,382	$10,707	5.9%

Noninterest Expense
Trustmark’s noninterest expense for the first nine months of 2006 totaled $193.1 million compared with $182.4 million recorded during the same time period in 2005. The comparative components of noninterest expense for the first nine months of 2006 and 2005 are shown in the accompanying table. The results of the aforementioned Republic acquisition have not had a material impact on noninterest expense for the period ending September 30, 2006.

Salaries and employee benefits, the largest category of noninterest expense, were $119.2 million in the first nine months of 2006 compared with $112.4 million in the first nine months of 2005. The increase of 6.0% in 2006 reflects general merit increases, the higher cost of performance-based incentive payments and additional costs of pension and other postretirement benefit plans. Also contributing to this increase is the increase in full-time equivalent employees from 2,601 at September 30, 2005 to 2,674 at September 30, 2006. This increase in FTE employees can be attributed primarily to the Republic acquisition.

All other categories of expenses showed a net increase of $3.9 million, or 5.6%, when the first nine months of 2006 are compared with the same time period in 2005. The change in services and fees can be traced to a $1.1 million increase in advertising while the change in other expenses is related to an operational loss of $1.0 million that occurred during the first quarter of 2006.

Income Taxes
For the nine months ended September 30, 2006, Trustmark’s combined effective tax rate was 34.2%, compared with 34.8% for the same time period in 2005. The slight decrease in Trustmark’s effective tax rate for 2006 is due to immaterial changes in permanent items as a percentage of pretax income.

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

The primary source of liquidity on the asset side of the balance sheet are maturities and cash flows from both loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At September 30, 2006, Trustmark estimated gross fed funds borrowing capacity at $1.421 billion, compared to $1.392 billion at December 31, 2005. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $302.5 million in short-term advances at September 30, 2006, compared with $475.0 million in short-term advances at December 31, 2005. These advances are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $1.141 billion available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At September 30, 2006, Trustmark had approximately $587.7 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $558.4 million available at December 31, 2005. In September 2006, Trustmark renewed a two-year revolving line of credit facility in the amount of $50.0 million and subject to certain financial covenants. At September 30, 2006, Trustmark was in compliance with all financial covenants and had draws on this line of credit that totaled $11.0 million.

On August 9, 2006, Trustmark National Bank was granted a Class B banking license from the Cayman Islands Monetary Authority. Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank. The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding. At September 30, 2006, Trustmark had $40.0 million in Eurodollar deposits outstanding.

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

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2006, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy. Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At September 30, 2006, Trustmark’s shareholders’ equity was $889.9 million, an increase of $148.5 million, or 20.0%, from its level at December 31, 2005. This increase is primarily related to $103.8 million in stock issued for the purchase of Republic, net income of $89.9 million being offset by shares repurchased at a cost of $18.8 million and dividends paid of $35.7 million. Management will continue to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions and maintain an attractive return on equity to shareholders.

Common Stock Repurchase Program
At September 30, 2006, Trustmark had remaining authorization for the repurchase of up to 2.8 million shares of its common stock. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 21.3 million shares for $479.2 million, including 631 thousand shares during the first nine months of 2006.

Dividends
Dividends for the nine months ended September 30, 2006, were $0.63 per share, increasing 5.0% when compared with dividends of $0.60 per share for the same time period in 2005. Trustmark’s indicated dividend for the year ended December 31, 2006 is currently $0.85 per share, up from $0.81 per share for 2005. During October 2006, the Board of Directors of Trustmark announced a 4.80% increase in its quarterly dividend to $0.22 per share from $0.21 per share. The Board declared the dividend payable on December 15 to shareholders of record as of December 1, 2006. This action raises the indicated annual dividend rate to $0.88 per share from $0.84 per share.

Regulatory Capital Table
($ in thousands)
	September 30, 2006
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$698,868	10.34%	$540,491	8.00%	n/a	n/a
Trustmark National Bank	$680,814	10.23%	$533,355	8.00%	$666,694	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$623,329	9.23%	$270,245	4.00%	n/a	n/a
Trustmark National Bank	$611,944	9.20%	$266,677	4.00%	$400,016	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$623,329	7.67%	$243,862	3.00%	n/a	n/a
Trustmark National Bank	$611,944	7.67%	$239,887	3.00%	$399,811	5.00%

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital. Management believes, as of September 30, 2006, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At September 30, 2006, the most recent notification from the Office of the Comptroller of the Currency (OCC), TNB’s primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC’s notification that Management believes have affected TNB’s present classification.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At September 30, 2006, earning assets were $7.823 billion, or 88.2% of total assets, compared with $7.507 billion, or 89.5% of total assets at December 31, 2005.

Securities
Interest-bearing investment securities are held to provide a stable alternative source of interest income and to collateralize public deposits and repurchase agreements. Trustmark’s portfolio of investment securities also supports liquidity and profitability strategies and may be used to offset potential market risks in the various financial reporting segments. The primary objective of the investment portfolio is to make an adequate contribution to net interest income. Management evaluates this contribution in relation to potential adverse market value risk that may impact strategic flexibility, liquidity or future earnings. During 2005 and through the third quarter of 2006, Management continued a strategy that began in 2004 of exiting certain assets and reducing balances of funding sources that would bear the highest costs in a rising interest rate environment. Proceeds from sales of securities have been used to reduce balances of higher-cost funding sources and as a funding source for loan growth.  During the first nine months of 2006, Trustmark continued to deemphasize the holding of investment securities as seen by the decrease in overall balance of $185.0 million, or 13.8%, when compared to December 31, 2005. Trustmark intends to maintain lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities.

The securities portfolio can serve as a powerful tool that Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels. The estimated duration of the portfolio was 2.1 years at September 30, 2006, as compared to 2.5 years at December 31, 2005.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. At September 30, 2006, AFS securities totaled $862.5 million, which represented 74.9% of the securities portfolio, compared to $1.042 billion, or 77.9%, at December 31, 2005. At September 30, 2006, unrealized losses on AFS securities of $13.8 million, net of $5.3 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with unrealized losses of $16.4 million, net of $6.3 million in deferred income taxes, at December 31, 2005. At September 30, 2006, AFS securities consisted of U.S. Treasury and Agency securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2006, HTM securities totaled $289.1 million and represented 25.1% of the total portfolio, compared with $294.9 million, or 22.1%, at the end of 2005.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 84% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans and loans held for sale represented 85.2% of earning assets at September 30, 2006, compared with 80.5% at December 31, 2005. Average loans (including loans held for sale) were $6.155 billion for the first nine months of 2006, an increase of $462.6 million, or 8.1%, when compared with the first nine months of 2005. Growth in the loan portfolio continues to be diversified geographically across Trustmark’s four-state franchise as well as by loan type as seen by increases in loans from Trustmark’s Florida Panhandle and Houston, Texas markets, as well as, by growth from Corporate Lending and Consumer Lending Divisions.

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

Nonperforming Assets
($ in thousands)

	September 30, 2006	December 31, 2005
Nonaccrual and restructured loans	$27,758	$28,914
Other real estate (ORE)	3,284	4,107
Total nonperforming assets	$31,042	$33,021

Accruing loans past due 90 days or more	$3,721	$2,719
Serviced GNMA loans eligible for repurchase	12,783	22,769
Total loans past due over 90 days	$16,504	$25,488

Nonperforming assets/total loans and ORE	0.47%	0.56%

Following Hurricane Katrina, Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, “Accounting for Contingencies,” Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005. Trustmark continually reevaluates its estimates for probable losses resulting from Hurricane Katrina. As a result, during 2006, Trustmark has released allowance for loan losses of $6.3 million on a pretax basis. At September 30, 2006, the allowance for loan losses included specific Katrina reserves totaling $3.4 million, comprised of $2.3 million for mortgage loans and $1.1 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

At September 30, 2006, the allowance for loan losses was $75.5 million compared with $76.7 million at December 31, 2005, a decrease of $1.2 million, primarily resulting from a release of $6.3 million in reserves held for customers impacted by Hurricane Katrina offset by an increase of $5.3 million due to the acquisition of Republic. The allowance represented 1.16% of total loans outstanding at September 30, 2006, compared to 1.30% at December 31, 2005. As of September 30, 2006, Management believes that the allowance for loan losses provides adequate protection for probable losses in the loan portfolio.

Credit quality indicators remained extremely strong during the first nine months of 2006. Total nonperforming assets decreased $2.0 million, or 6.0%, during the first nine months of 2006 with the allowance coverage of nonperforming loans reaching 272.13% at September 30, 2006. The improvements in credit quality shown above can be attributed to Trustmark’s commitment to lending policies that produce consistently sound asset quality. The details of Trustmark’s nonperforming assets at September 30, 2006, and December 31, 2005, are shown in the accompanying table.

For the third quarter of 2006, Trustmark’s charge-offs exceeded recoveries by $1.5 million creating a ratio of net charge-off to average loans of 0.10%, compared to net charge-offs of $2.3 million, or 0.15% of average loans, during the third quarter of 2005. Net charge-offs during the first nine months of 2006 were $1.4 million, or 0.03% of average loans compared to net charge-offs of $5.4 million, or 0.13% of average loans, in the same period of 2005.

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

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $6.9 million at September 30, 2006, a decrease of $123.2 million when compared with December 31, 2005. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

At September 30, 2006, noninterest-bearing deposits totaled $1.581 billion, or 22.2% of total deposits, while interest-bearing deposits totaled $5.542 billion, or 77.8% of total deposits. Noninterest-bearing deposits at September 30, 2006 showed a slight increase when compared to balances at December 31, 2005, which contained a seasonal impact related to deposits of commercial customers as well as deposit work-in-process accounts. Interest-bearing deposits at September 30, 2006, increased 17.2% when compared to balances of December 31, 2005 as Management continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state basis. On an overall basis, average total deposits in the first nine months of 2006 increased $723.6 million, or 13.0%, when compared to the same time period in 2005. At September 30, 2006, brokered CDs totaled $134.2 million, a decrease of $47.7 million when compared to December 31, 2005, as Trustmark utilized growth in its core deposit base to replace funding previously provided by brokered CDs. Trustmark entered the Eurodollar deposit market during the third quarter and had $40.0 million in Eurodollar time deposits at September 30, 2006.

Trustmark’s commitment to increasing its presence in higher-growth markets is illustrated by its strategic initiative to build additional banking centers within its four state banking franchise. This commitment will also benefit Trustmark’s continued focus on increasing core deposit relationships. Thus far in 2006, Trustmark has opened a total of six new banking centers in the Jackson, Memphis, and Houston suburban markets as well as the Mississippi Gulf Coast market. Trustmark anticipates opening one additional banking center during the remainder of 2006 as well as six to eight banking centers during 2007.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $688.7 million at September 30, 2006, a decrease of $579.6 million, compared with $1.268 billion at December 31, 2005. Trustmark had no long-term FHLB advances at September 30, 2006 as compared to $5.7 million on December 31, 2005. Trustmark had $70.1 million in junior subordinated debentures outstanding at September 30, 2006, compared to none on December 31, 2005. For further information on the issuance of these debentures, see Note 9 in the Notes to Consolidated Financial Statements. On a consolidated basis, total borrowings have decreased $515.2 million when compared to December 31, 2005. Additional liquidity produced by core deposits allowed Trustmark to reduce its dependency on wholesale funding products during the first nine months of 2006.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At September 30, 2006 and 2005, Trustmark had commitments to extend credit of $1.8 billion and $1.6 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At September 30, 2006 and 2005, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $119.2 million and $111.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at September 30, 2006, it is estimated that net interest income may increase 3.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk profile. This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates, it is estimated net interest income may decrease by 2.1% while a 200 basis point decline in interest rates would yield an estimated decrease in net interest income of 5.8%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2006. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not effect earnings at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements. As of September 30, 2006, the economic value of equity at risk for an instantaneous 100 basis point shift in rates was less than 3% of the market value of Trustmark’s equity.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges. Trustmark’s off balance sheet obligations under these derivative instruments totaled $224.1 million at September 30, 2006, with a valuation adjustment of $666 thousand.

During the first quarter of 2006, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate future contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR. During the first nine months of 2006, gross MSR values increased $2.1 million due to market changes, of which $1.1 million occurred during hedging activities, while hedge cost totaled $886 thousand.

Trustmark utilizes an interest rate risk strategy that includes caps and floors. The intent of utilizing these financial instruments is to reduce the risk associated with the effects of significant movements in interest rates. Caps and floors, which are not designated as hedging instruments for accounting purposes, are options linked to a notional principal amount and an underlying indexed interest rate. Exposure to loss on these options will increase or decrease as interest rates fluctuate. At September 30, 2006, Trustmark had no caps or floors outstanding.

Another tool used for interest rate risk management is interest rate swaps. Interest rate swaps are derivative contracts under which two parties agree to make interest payments on a notional principal amount. In a generic swap, one party pays a fixed interest rate and receives a floating interest rate, while the other party receives a fixed interest rate and pays a floating interest rate. At September 30, 2006, Trustmark had no outstanding interest rate swaps.

RECENT PRONOUNCEMENTS

FASB Staff Position (the FSP) No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other than temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairments deemed to be other-than-temporary must be recognized in net income equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made, and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. Adoption of this FSP on January 1, 2006 did not have a significant effect on Trustmark’s statement of position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement applies to voluntary changes in accounting principles as well as changes required by an accounting pronouncement that provides no specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement on January 1, 2006 did not have a significant effect on Trustmark’s statement of position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132r.” SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Trustmark is currently assessing the impact of SFAS No. 158 on its statement of position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a material impact on Trustmark’s statement of position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. Trustmark is currently assessing the impact of SAB 108 on its statement of position and results of operations.

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

There were no material developments for the quarter ended September 30, 2006, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

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

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	43,000	$29.66	43,000	2,792,334

August 1, 2006 through August 31, 2006	-	$-	-	2,792,334

September 1, 2006 through September 30, 2006	-	$-	-	2,792,334

Total	43,000		43,000

On July 15, 2006, a repurchase program expired with 146 thousand shares of stock remaining unpurchased, therefore, this amount has been eliminated from the table above. The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Zach L. Wasson
	Richard G. Hickson		Zach L. Wasson
	Chairman of the Board, President		Treasurer and
	& Chief Executive Officer		Chief Financial Officer

DATE:	November 7, 2006	DATE:	November 7, 2006

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350.

32-b	Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.