Form 10-K
period 2006-12-31
TRUSTMARK CORP
filed 2007-02-28
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-6898

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

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

Based on the closing sales price at June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.452 billion.

As of January 31, 2007, there were issued and outstanding 58,556,182 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Trustmark’s 2006 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Trustmark’s 2007 Annual Meeting of Shareholders to be held May 8, 2007 (Part III).

TRUSTMARK CORPORATION

FORM 10-K

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

These risks could cause actual results to differ materially from current expectations of Management and include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, material changes in market interest rates, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, changes in existing regulations or the adoption of new regulations, natural disasters, acts of war or terrorism, changes in consumer spending, borrowing and saving habits, technological changes, changes in the financial performance or condition of Trustmark’s borrowers, the ability to control expenses, changes in Trustmark’s compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business and other risks described in Trustmark’s filings with the Securities and Exchange Commission.

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

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for approximately 98% of the assets and revenues of Trustmark. Chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through its wholly-owned subsidiaries, Trustmark Securities, Inc. (TSI), Trustmark Investment Advisors, Inc. (TIA), The Bottrell Insurance Agency, Inc. (Bottrell), TRMK Risk Management, Inc., and Fisher-Brown, Incorporated (Fisher-Brown).

Trustmark also engages in banking activities through its wholly-owned subsidiary, Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee. Somerville presently has five locations in Somerville, Hickory Withe and Rossville, Tennessee. In order to facilitate a private placement of trust preferred securities, Trustmark formed a wholly-owned Delaware trust affiliate, Trustmark Preferred Capital Trust I. Also, as a result of the acquisition of Republic Bancshares of Texas, Inc. (Republic), Trustmark now owns Republic Bancshares Capital Trust I, also a Delaware trust affiliate. Trustmark also owns all of the stock of F. S. Corporation and First Building Corporation, both inactive nonbank Mississippi corporations. As of December 31, 2006, Trustmark and its subsidiaries employed 2,707 full-time equivalent employees.

Segments
Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration. General banking is responsible for all traditional banking products and services, including loans and deposits. Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services, as well as, certain insurance and risk management services. The insurance division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages. Administration includes all other activities that are not directly attributable to one of the major lines of business. Please see the following discussion of Trustmark’s segments for more information on their products and services, as well as their composition by business unit.

General Banking Division
The General Banking Division is responsible for all traditional banking products and services, including loans and deposits. Management of the General Banking Division is primarily coordinated through the Retail Banking Group, Corporate Group, Customer Support Group and Mortgage Banking.

The Retail Banking Group provides a full range of consumer banking services, including checking accounts, savings programs, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities for Trustmark’s retail offices in Florida, Mississippi, Tennessee and Texas. Customers may access automated teller machines (ATM) through Trustmark’s network of 187 ATMs in 185 locations in Florida, Mississippi, Tennessee and Texas, in addition to worldwide access through other ATM networks such as Plus, Pulse and Cirrus.

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

The Customer Support Group provides support to the wide variety of lines of business within the bank and to the geographies in which products and services are delivered. Business units within this group include Lending Services, Relationship Management, Marketing, Delivery Services, Knowledge Management, Bank Operations and Risk Management. Lending Services encompass the management of underwriting for small business and consumer loans, central document loan preparation, government loan administration and underwriting and sales of all credit card and non-card revolving credit products. In addition, the dealer services business unit coordinates the underwriting and funding for indirect automobile loans from a network of dealers throughout the Southeast. Relationship Management implements and maintains sales and services training. Marketing assists all lines of business within Trustmark through the coordination of product development, development of sales campaigns and assisting market managers by providing research and market analytics to aid in customer calling efforts. Delivery Services manages self-service customer products such as TrustTouchWeb and TrustNetWeb; Trustmark’s Internet banking products for personal and business use. Knowledge Management coordinates associate development by managing Trustmark’s Corporate University, which offers both traditional classroom and on-line courses to deliver knowledge and skills to Trustmark associates. Bank Operations includes backroom support from Proof, Account Processing and ACH Operations as well as offering products and services such as Wire Transfers and Trustmark Express Check. Risk Management provides the administration of Trustmark’s lending policies as well as the oversight of audit, legal and compliance responsibilities for Trustmark as a whole.

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

Several wholly-owned subsidiaries of Trustmark National Bank are included in Wealth Management. TIA is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Family of Mutual Funds. TRMI provides insurance solutions for Wealth Management clients. During January 2006, TSI, which had previously served as Trustmark’s full-service brokerage subsidiary, notified its customers of plans to engage UVEST Financial Services as TNB’s full service brokerage provider. UVEST is a registered broker-dealer and member of the National Association of Securities Dealers, as well as the Securities Investor Protection Corporation. This change was effective March 1, 2006, at which time TSI became an inactive subsidiary.

Insurance Division
Trustmark’s Insurance Division includes two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown. Through Bottrell, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages as well as school, medical malpractice and mid-market business insurance. In December 2004, Trustmark continued to expand its insurance services, as well as its presence in the Florida Panhandle, with the acquisition of Fisher-Brown, Northwest Florida’s leading insurance agency headquartered in Pensacola, with offices in Milton, Fort Walton, Destin and Panama City. Fisher-Brown operates as a full-service insurance agency, selling a broad spectrum of insurance to businesses and individuals. Fisher-Brown's approach is one of total risk management, encompassing the areas of property and liability insurance, automotive insurance, worker's compensation, professional liability, group accident and health insurance, life insurance, contract surety bonds and personal insurance.

Administration Division
Trustmark’s Administration Division includes all other activities that are not directly attributable to one of the major lines of business. The Administration Division consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management) and Corporate Finance. Business units include Treasury Administration, Controller’s Division, Corporate Planning, Employee Relations, Employee Benefits, HR Information Systems, Compensation and Payroll. These business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated to the other segments.

The Administration Division also includes the supervision of Trustmark’s Grand Cayman branch. In August 2006, TNB was granted a Class B banking license from the Cayman Islands Monetary Authority and established a branch in the Cayman Islands through an agent bank. The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding. At December 31, 2006, Trustmark had no Eurodollar deposits outstanding, however, as much as $40.0 million in Eurodollar deposits were utilized during 2006. Management expects higher amounts of utilization of Eurodollar deposits in 2007.

Additional information on Trustmark’s segments can be found in Note 19, “Segment Information,” included in Trustmark’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

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

Business Combinations
On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. in a business combination accounted for by the purchase method of accounting. Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million. The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. Excess costs over tangible net assets acquired totaled $173.0 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $153.0 million to goodwill. Trustmark’s financial statements include the results of operations for the Republic business combination from August 25, 2006. The Republic business combination did not have a material impact to Trustmark’s balance sheets or results of operations during 2006.

Competition
There is significant competition among commercial banks in Trustmark’s market areas. Changes in regulation, technology and product delivery systems have resulted in an increasingly competitive environment. Trustmark and its subsidiaries compete with other local, regional and national providers of banking, investment and insurance products and services such as other bank holding companies, commercial and state banks, savings and loan associations, consumer finance companies, mortgage companies, insurance agencies, brokerage firms, credit unions and financial service operations of major retailers. Trustmark competes in its markets by offering quality and innovative products and services at competitive prices. None of the competitors within Trustmark's market area are considered dominant.

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

General
Trustmark is a registered bank holding company under the Bank Holding Company Act (the BHC Act) of 1956, as amended. As such, Trustmark and its nonbank subsidiaries are subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve Board. In addition, as part of Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to subsidiary banks and to maintain resources adequate to support each subsidiary bank. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

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

The Federal Reserve Board and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets. For purposes of calculating these ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. Capital, at both the holding company and bank level, is classified in one of three tiers depending on type. Core capital (Tier 1) for both Trustmark and TNB includes common equity, with the impact of accumulated other comprehensive income eliminated plus allowable trust preferred securities less goodwill, other identifiable intangible assets and disallowed servicing assets. Supplementary capital (Tier 2) includes the allowance for loan losses, subject to certain limitations, as well as allowable subordinated debt. Total capital for both Trustmark and TNB is a combination of Tier 1 and Tier 2 capital.

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively. At December 31, 2006, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 9.60% and 11.40% of its total risk-weighted assets, respectively. At December 31, 2006, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 9.52% and 11.26% of its total risk-weighted assets, respectively. Somerville is not discussed in this section, as it is not a significant subsidiary as defined by the SEC.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or having implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio. For TNB to be considered well capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%. At December 31, 2006, the leverage ratios for Trustmark and TNB were 7.65% and 7.60%, respectively. For additional information, please refer to Note 16, “Shareholders’ Equity,” included in Trustmark Corporation’s 2006 Annual Report to Shareholders.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies. The Federal Deposit Insurance Act, as amended, (FDIA), identifies five capital categories for insured depository institutions. These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. As of December 31, 2006, the most recent notification from the OCC categorized TNB as well capitalized based on the ratios and guidelines described above.

Payment of Dividends and Other Restrictions
There are various legal and regulatory provisions which limit the amount of dividends TNB can pay to Trustmark without regulatory approval. Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years. TNB will have available in 2007 approximately $47.8 million plus its net income for that year to pay as dividends. In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries. Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments
The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF) and, accordingly, are subject to deposit insurance assessments to maintain the DIF. The FDIC applies a risk-based assessment system that places each financial institution into one of nine categories based on capital levels and supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each institution’s insurance assessment rate is then determined by the risk category in which it is classified. TNB was not required to pay any deposit insurance premiums in 2006; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on Trustmark’s earnings, depending on the amount of the increase. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Trustmark received a one-time assessment credit of $5.6 million that can be applied against future premiums, subject to certain limitations. During 2006, Trustmark paid $770 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds in which the FDIC serves as collection agent.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 62
Trustmark Corporation
Chairman, President and Chief Executive Officer since April 2002
President and Chief Executive Officer from May 1997 to April 2002
Trustmark National Bank
Chairman and Chief Executive Officer since April 2002
Vice Chairman and Chief Executive Officer from May 1997 to April 2002

Gerard R. Host, 52
Trustmark Corporation
Interim Principal Financial Officer from November 2006 to January 2007
Treasurer from September 1995 to April 2002
Trustmark National Bank
President - General Banking since January 2004
President and Chief Operating Officer - Consumer Division from September 2002 to January 2004
President - Financial Services Bank from September 1999 to September 2002

Harry M. Walker, 56
Trustmark Corporation
Secretary from September 1995 to April 2002
Trustmark National Bank
President - Jackson Metro since January 2004
President and Chief Operating Officer - Commercial Division from September 2002 to January 2004
President - Commercial Bank from May 2002 to September 2002
President - General Bank from September 1999 to May 2002

Duane A. Dewey, 48
Trustmark National Bank
President - Central Region since February 2007
President - Wealth Management Division from August 2003 to February 2007
Provident Bank, Cincinnati, Ohio
Senior Vice President and Managing Director from October 1997 to August 2003

James M. Outlaw, Jr., 53
Trustmark National Bank
President and Chief Operating Officer - Texas since August 2006
Executive Vice President and Chief Information Officer from September 1999 to August 2006

T. Harris Collier III, 58
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Louis E. Greer, 52
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Chief Accounting Officer from January 2003 to January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007
Senior Vice President and Chief Accounting Officer from January 2004 to February 2007
Senior Vice President and Controller from September 1998 to January 2004

James S. Lenoir, 64
Trustmark National Bank
Executive Vice President and Chief Risk Officer since March 1999

Breck W. Tyler, 48
Trustmark National Bank
Executive Vice President and Mortgage Services Manager since June 2006
Senior Vice President and Mortgage Services Manager from September 1999 to June 2006

Charles Scott Woods II, 50
Trustmark National Bank
Executive Vice President and Insurance Services Manager since June 2006
Senior Vice President and Insurance Services Manager from September 2002 to June 2006
Senior Vice President and Credit Card Manager from January 2000 to September 2002

Rebecca N. Vaughn-Furlow, 62
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006
Senior Vice President and Human Resources Director from March 1995 to June 2006

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

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities. The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

	Years Ended December 31,

	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$26,004	$1,327	5.10%	$31,399	$994	3.17%	$27,118	$417	1.54%
Securities available for sale:
Taxable	882,935	33,528	3.80%	1,268,472	46,929	3.70%	1,879,324	57,680	3.07%
Nontaxable	57,720	4,028	6.98%	62,970	4,545	7.22%	70,107	5,184	7.39%
Securities held to maturity:
Taxable	200,501	10,010	4.99%	188,133	9,639	5.12%	70,585	4,099	5.81%
Nontaxable	93,439	7,007	7.50%	91,592	6,924	7.56%	87,944	6,804	7.74%
Loans (including loans held for sale)	6,277,162	435,514	6.94%	5,770,178	354,973	6.15%	5,280,640	298,518	5.65%
Total interest-earning assets	7,537,761	491,414	6.52%	7,412,744	424,004	5.72%	7,415,718	372,702	5.03%
Cash and due from banks	327,320			336,238			331,980
Other assets	637,331			525,896			484,407
Allowance for loan losses	(74,924)			(68,395)			(74,191)
Total Assets	$8,427,488			$8,206,483			$8,157,914

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,003,649	26,875	2.68%	$1,088,107	15,275	1.40%	$1,312,071	13,696	1.04%
Savings deposits	1,677,921	31,037	1.85%	1,262,059	10,692	0.85%	967,674	3,039	0.31%
Time deposits	2,367,263	95,928	4.05%	1,992,358	55,993	2.81%	1,771,979	38,388	2.17%
Federal funds purchased and securities sold under repurchase agreements	471,386	20,228	4.29%	668,389	19,138	2.86%	887,596	10,881	1.23%
Short-term borrowings	520,942	25,965	4.98%	892,570	32,656	3.66%	788,737	12,746	1.62%
Long-term FHLB advances	2,825	104	3.68%	159,103	5,502	3.46%	365,659	9,988	2.73%
Subordinated notes	2,586	138	5.34%	-	-	-	-	-	-
Junior subordinated debt securities	25,895	1,900	7.34%	-	-	-	-	-	-
Total interest-bearing liabilities	6,072,467	202,175	3.33%	6,062,586	139,256	2.30%	6,093,716	88,738	1.46%
Noninterest-bearing demand deposits	1,417,470			1,310,597			1,273,889
Other liabilities	136,674			90,353			65,985
Shareholders' equity	800,877			742,947			724,324
Total Liabilities and Shareholders' Equity	$8,427,488			$8,206,483			$8,157,914

Net Interest Margin		289,239	3.84%		284,748	3.84%		283,964	3.83%

Less tax equivalent adjustments:
Investments		3,862			4,014			4,196
Loans		4,806			4,293			4,151
Net Interest Margin per Annual Report		$280,571			$276,441			$275,617

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented. Certain reclassifications have been made to 2005 and 2004 amounts to conform to 2006 presentation.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands).

	2006 Compared to 2005 Increase (Decrease) Due To:			2005 Compared to 2004 Increase (Decrease) Due To:
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(193)	$526	$333	$75	$502	$577
Securities available for sale:
Taxable	(14,636)	1,235	(13,401)	(21,106)	10,355	(10,751)
Nontaxable	(370)	(147)	(517)	(521)	(118)	(639)
Securities held to maturity:
Taxable	621	(250)	371	6,080	(540)	5,540
Nontaxable	139	(56)	83	279	(159)	120
Loans (including loans held for sale)	32,714	47,827	80,541	28,883	27,572	56,455
Total interest-earning assets	18,275	49,135	67,410	13,690	37,612	51,302

Interest paid on:
Interest-bearing demand deposits	(1,272)	12,872	11,600	(2,598)	4,177	1,579
Savings deposits	4,452	15,893	20,345	1,138	6,515	7,653
Time deposits	11,939	27,996	39,935	5,222	12,383	17,605
Federal funds purchased and securities sold under repurchase agreements	(6,685)	7,775	1,090	(3,248)	11,505	8,257
Short-term borrowings	(16,212)	9,521	(6,691)	1,884	18,026	19,910
Long-term FHLB advances	(5,727)	329	(5,398)	(6,668)	2,182	(4,486)
Subordinated notes	138	-	138	-	-	-
Junior subordinated debt securities	1,900	-	1,900	-	-	-
Total interest-bearing liabilities	(11,467)	74,386	62,919	(4,270)	54,788	50,518
Change in net interest income on a tax equivalent basis	$29,742	$(25,251)	$4,491	$17,960	$(17,176)	$784

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

TABLE 3 - SECURITIES PURCHASED UNDER REVERSE REPURCHASE AGREEMENTS

The table below presents certain information concerning Trustmark's securities purchased under reverse repurchase agreements for each of the last three years ($ in thousands):

	2006	2005	2004
Securities purchased under reverse repurchase agreements:
Maximum amount outstanding at any month end during each period	$-	$30,000	$64,798
Average amount outstanding at end of period	$83	$7,000	$1,907

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

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 4 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

	December 31,

	2006	2005	2004
Securities available for sale
U.S. Treasury and other U.S. Government agencies	$11,444	$8,942	$251,361
Obligations of states and political subdivisions	56,839	61,973	68,154
Mortgage-backed securities	607,651	812,049	1,056,748
Corporate debt securities	93,735	120,603	129,373
Total debt securities	769,669	1,003,567	1,505,636
Other securities including equity	34,019	54,597	76,833
Total securities available for sale	$803,688	$1,058,164	$1,582,469

Securities held to maturity
Obligations of states and political subdivisions	$129,879	$131,403	$130,403
Mortgage-backed securities	162,245	163,386	6,288
Other securities	119	113	106
Total securities held to maturity	$292,243	$294,902	$136,797

TABLE 5 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2006, and the weighted average yield for each range of maturities (tax equivalent basis - $ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Treasury and other U.S. Government agencies	$11,444	4.88%	$-	-	$-	-	$-	-	$11,444
Obligations of states and political subdivisions	7,661	6.35%	33,862	7.47%	13,825	5.92%	1,491	7.05%	56,839
Mortgage-backed securities	3	6.88%	39,288	4.29%	140,342	3.30%	428,018	3.66%	607,651
Corporate debt securities	19,813	3.69%	73,922	4.01%	-	-	-	-	93,735
Total debt securities	$38,921	4.56%	$147,072	4.88%	$154,167	3.53%	$429,509	3.67%	769,669
Other securities including equity									34,019
Total securities available for sale									$803,688

Securities held to maturity
Obligations of states and political subdivisions	$5,794	6.63%	$47,825	6.30%	$59,641	7.58%	$16,619	6.98%	$129,879
Mortgage-backed securities	93	7.40%	-	-	-	-	162,152	4.55%	162,245
Other securities	-	-	-	-	119	5.72%	-	-	119
Total securities held to maturity	$5,887	6.64%	$47,825	6.30%	$59,760	7.58%	$178,771	4.77%	$292,243

Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity. Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.18 years.

As of December 31, 2006, Trustmark did not hold any securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 6 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio (including loans held for sale) at the end of each of the last five years ($ in thousands):

	December 31,

	2006	2005	2004	2003	2002
Real estate loans:
Construction and land development	$896,254	$715,174	$661,808	$552,038	$438,519
Secured by 1-4 family residential properties	1,938,261	2,048,132	1,783,471	1,624,123	1,398,847
Secured by nonfarm, nonresidential properties	1,326,658	1,061,669	893,836	850,193	795,763
Other real estate loans	148,921	166,685	156,140	171,610	107,867
Loans to finance agricultural production	23,938	40,162	29,885	30,815	37,452
Commercial and industrial	1,106,460	861,167	865,436	787,094	776,510
Loans to individuals for personal expenditures	934,261	880,868	802,334	777,236	828,535
Obligations of states and political subdivisions	212,388	210,310	178,222	173,296	162,644
Loans for purchasing or carrying securities	8,110	5,204	9,799	10,080	4,849
Other loans	41,999	51,004	50,346	56,127	66,380
Loans (including loans held for sale)	$6,637,250	$6,040,375	$5,431,277	$5,032,612	$4,617,366

TABLE 7 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2006, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

	Maturing
	Within One Year or Less	One Year Through Five Years	After Five Years	Total

Construction and land development	$779,873	$85,828	$30,553	$896,254
Other loans secured by real estate (excluding loans secured by 1-4 family residential properties)	460,677	790,876	224,026	1,475,579
Commercial and industrial	602,472	454,782	49,206	1,106,460
Other loans (excluding loans to individuals)	98,532	54,159	133,744	286,435
Total	$1,941,554	$1,385,645	$437,529	$3,764,728

The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates ($ in thousands):

	Maturing
	One Year Through Five Years	After Five Years	Total
Above loans due after one year which have:
Predetermined interest rates	$1,308,639	$355,082	$1,663,721
Floating interest rates	77,006	82,447	159,453
Total	$1,385,645	$437,529	$1,823,174

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

	December 31,

	2006	2005	2004	2003	2002
Nonperforming Assets
Loans accounted for on a nonaccrual basis	$36,399	$28,914	$21,864	$23,921	$31,642
Other real estate (ORE)	2,509	4,107	5,615	5,929	6,298
Total nonperforming assets	$38,908	$33,021	$27,479	$29,850	$37,940

Past Due Loans
Loans past due over 90 days	$2,957	$2,719	$5,284	$2,606	$2,946
Serviced GNMA loans eligible for repurchase	8,510	22,769	-	-	-
Total loans past due over 90 days	$11,467	$25,488	$5,284	$2,606	$2,946

Nonperforming assets/total loans and ORE	0.59%	0.56%	0.51%	0.59%	0.82%

A loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due or if Management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. A loan is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.

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

As of December 31, 2006, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist. There are no interest-earning assets which would be required to be disclosed above if those assets were loans. Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 6.

Explanation of the changes in 2006 can be found in the table captioned "Nonperforming Assets" and the related discussion included in Management's Discussion and Analysis found in the Registrant's 2006 Annual Report to Shareholders and is incorporated herein by reference.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

	Years Ended December 31,

	2006	2005	2004	2003	2002

Balance at beginning of period	$76,691	$64,757	$74,276	$74,771	$75,534
Loans charged off:
Real estate loans	(1,511)	(2,770)	(3,009)	(2,863)	(4,004)
Loans to finance agricultural production	(3)	(14)	(19)	(60)	(84)
Commercial and industrial	(1,670)	(2,978)	(1,178)	(3,688)	(6,224)
Loans to individuals for personal expenditures	(7,740)	(8,147)	(7,949)	(9,605)	(11,207)
All other loans	(4,014)	(2,913)	(3,247)	(2,992)	(2,516)
Total charge-offs	(14,938)	(16,822)	(15,402)	(19,208)	(24,035)
Recoveries on loans previously charged off:
Real estate loans	152	135	30	79	64
Loans to finance agricultural production	-	-	-	-	-
Commercial and industrial	1,729	1,006	1,029	735	1,689
Loans to individuals for personal expenditures	6,130	5,300	5,324	5,612	5,156
All other loans	2,955	2,774	2,555	2,516	2,256
Total recoveries	10,966	9,215	8,938	8,942	9,165
Net charge-offs	(3,972)	(7,607)	(6,464)	(10,266)	(14,870)
Provision for loan losses	(5,938)	19,541	(3,055)	9,771	14,107
Allowance of acquired bank	5,317	-	-	-	-
Balance at end of period	$72,098	$76,691	$64,757	$74,276	$74,771

Percentage of net charge-offs during period to average loans outstanding during the period	0.06%	0.13%	0.12%	0.21%	0.33%

The allowance for loan losses is established through provisions for estimated loan losses charged against earnings. The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans, as well as, probable incurred loan losses in the remaining loan portfolio and requires considerable judgement. The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility. SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” limit the amount of the loss allowance to the estimate of losses that have been incurred at the balance sheet reporting date. Accordingly, the allowance is based upon past events and current economic conditions.

Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual loans considered impaired, estimated identified losses on various pools of loans and/or groups of risk rated loans with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.

The level of Trustmark’s allowance reflects Management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. This evaluation takes into account other qualitative factors including recent acquisitions, national, regional and local economic trends and conditions, changes in credit concentration, changes in levels and trends of delinquencies and nonperforming loans, changes in levels and trends of net charge-offs, changes in interest rates and collateral, financial and underwriting exceptions.

Following Hurricane Katrina, Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005. Trustmark continually reevaluates its estimates for probable losses resulting from Katrina. As a result, during 2006, Trustmark has released allowance for loan losses of $7.8 million on a pretax basis. At December 31, 2006, the allowance for loan losses included specific Katrina accruals totaling $2.0 million, comprised of $1.3 million for mortgage loans and $0.7 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Trustmark's allowance for loan losses has been developed using different factors to estimate: (i) specific valuation allowances determined in accordance with SFAS No. 114 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS No. 5 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) qualitative risk valuation allowances determined in accordance with SFAS No. 5 based on general economic conditions and other qualitative risk factors, both internal and external, to Trustmark.

The allowances established for probable losses on specific commercial loans are based on an ongoing analysis and evaluation of classified loans. Loans are classified based on internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things. If after review, a specific valuation allowance is not assigned to the loan, and the loan is not considered to be impaired, the loan remains with a pool of similar risk rated loans that is assigned a valuation allowance calculated based on a Moody's probability study.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the Moody's probability study for internal commercial risk graded loans. Trustmark calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. Trustmark's pools of similar loans include industry concentration by call report code, consumer loans and 1-4 family residential mortgages.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the bank. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank's lending management and staff; (ii) the effectiveness of Trustmark's loan policies, procedures and internal controls; (iii) the changes in asset quality; (iv) the impact of rising interest rates on portfolio risk; (v) the accuracy of assigned risk ratings; (vi) national economic trends and conditions; (vii) consumer bankruptcy trends; (viii) the concentration of consumer credits; (ix) commercial real estate vacancy trends by region; (x) regional and local economic trends and conditions; (xi) collateral, financial and underwriting exception trends by region; and (xii) the impact of recent acquisitions.

Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. For the period analyzed, Management assesses whether the degree of risk for each component has increased, declined or remains neutral. The results are then input into a "qualitative factor allocation matrix" to determine an appropriate qualitative risk allowance. Should any of the factors considered by Management in evaluating the adequacy of the allowance for loan losses change, Trustmark's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONCLUDED)

TABLE 11 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2006 ($ in thousands):

3 months or less	$263,103
Over 3 months through 6 months	255,654
Over 6 months through 12 months	363,103
Over 12 months	72,110
Total	$953,970

TABLE 12 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

	2006	2005	2004

Return on average assets	1.42%	1.25%	1.43%
Return on average equity	14.89%	13.86%	16.11%
Dividend payout ratio	40.28%	44.51%	38.31%
Equity to assets ratio	9.50%	9.16%	8.90%

TABLE 13 - SHORT-TERM BORROWINGS

The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

	2006	2005	2004
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$470,434	$492,853	$617,546
Weighted average interest rate at end of period	4.50%	3.31%	1.69%
Maximum amount outstanding at any month end during each period	$505,627	$770,273	$946,808
Average amount outstanding during each period	$471,386	$668,389	$887,596
Weighted average interest rate during each period	4.29%	2.86%	1.23%

Short-term borrowings:
Amount outstanding at end of period	$271,067	$775,402	$980,318
Weighted average interest rate at end of period	5.14%	4.24%	2.58%
Maximum amount outstanding at any month end during each period	$692,295	$1,271,250	$1,020,680
Average amount outstanding during each period	$520,942	$892,570	$788,737
Weighted average interest rate during each period	4.98%	3.66%	1.62%

ITEM 1A.	RISK FACTORS

Trustmark and its subsidiaries could be adversely impacted by various risks and uncertainties, which are difficult to predict. As a financial institution, Trustmark has significant exposure to market risk, including interest-rate risk, liquidity risk and credit risk, among others. This section includes a description of certain risks, uncertainties and assumptions identified by Management that are difficult to predict and that could materially affect Trustmark’s financial condition and results of operations, as well as the value of Trustmark’s financial instruments in general, and Trustmark common stock, in particular. Additional risks and uncertainties that Management currently deems immaterial or is unaware of may also impair Trustmark’s business operations. This report is qualified in its entirety by these risk factors.

Trustmark is Subject to Interest Rate Risk
Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income, which represents the largest revenue source for Trustmark, is subject to the effects of changing interest rates. Trustmark closely monitors the sensitivity of net interest income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change. Trustmark makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk. Possible actions to mitigate such risk include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating interest rate swap agreements or other financial instruments used for interest rate risk management purposes. Trustmark has entered into derivative contracts to hedge our Mortgage Servicing Rights (MSR) in order to offset changes in fair value resulting from rapidly changing interest rate environments. In spite of Trustmark’s due diligence in regards to these hedging strategies, significant risks are involved that, if realized, may prove our strategies to be ineffective and our results of operations adversely impacted. Risks associated with this strategy include the risk that our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve; the risk that our hedging strategies rely on our assumptions and projections regarding these assets and general market factors and that assumptions may prove to be incorrect; the risk that our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds; the risk that the valuation of MSR based on certain circumstances and assumptions will not be realized due to differences in forecasted inputs within the model and the actual results and the risk that the models used to forecast hedge instruments may project expectations that differ from actual results.

Trustmark is Subject to Lending Risk
There are inherent risks associated with Trustmark’s lending activities. The risks include, among other things, the impact of changes in the economic conditions in the markets where Trustmark operates as well as those across the United States. Weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans. As of December 31, 2006, approximately 50% of Trustmark’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are also typically larger than residential real estate and consumer loans. Because Trustmark’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss in earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on Trustmark’s financial condition and results of operations.

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

Trustmark’s Allowance for Loan Losses May Be Insufficient
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

Trustmark is Subject to Liquidity Risk
Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit and borrowings from the Federal Home Loan Bank. Should Trustmark experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to disruption in the financial markets, Trustmark’s ability to obtain funding from these or other sources could be negatively impacted. Trustmark attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels. Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. To mitigate such risk, Trustmark maintains available lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.

Trustmark Operates In A Highly Competitive Industry and Market Area
Trustmark faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets Trustmark operates. Additionally, various out-of-state banks have entered or have announced plans to enter the market areas in which Trustmark currently operates. Trustmark also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of Trustmark’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than Trustmark can. Trustmark’s ability to compete successfully depends on a number of factors, including, among other things: the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; the ability to expand Trustmark’s market position; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which Trustmark introduces new products and services relative to its competitors; customer satisfaction with Trustmark’s level of service and industry and general economic trends. Failure to perform in any of these areas could significantly weaken Trustmark’s competitive position, which could adversely affect Trustmark’s growth and profitability, which, in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark is Subject to Extensive Government Regulation and Supervision
Trustmark is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general. Many of those laws and regulations are described in Part I, Item 1 “Business.” Changes in those laws and regulations, or the degree of Trustmark’s compliance with those laws and regulations as judged by any of several regulators that oversee Trustmark, could have a significant effect on Trustmark’s financial condition and results of operations.

Trustmark’s Controls and Procedures May Fail or Be Circumvented
Management regularly reviews and updates Trustmark’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Trustmark’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Trustmark’s financial condition and results of operations.

Potential Acquisitions May Disrupt Trustmark’s Business and Dilute Stockholder Value
Trustmark seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things: potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; difficulty and expense of integrating the operations and personnel of the target company; potential disruption to Trustmark’s business; potential diversion of Trustmark’s Management’s time and attention; the possible loss of key employees and customers of the target company; difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Trustmark’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark Continually Encounters Technological Change
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Trustmark’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Trustmark’s operations. Many of Trustmark’s competitors have substantially greater resources to invest in technological improvements. Trustmark may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Trustmark’s financial condition and results of operations.

Trustmark is Subject to Claims and Litigation
Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of these lawsuits assert claims related to lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. Whether these claims are founded or unfounded, if such claims are not resolved in a manner favorable to Trustmark they may result in significant financial liability and/or adversely affect the market perception of Trustmark and its banking, wealth management and insurance products and services as well as impact customer demand for these products and services. Any financial liability or reputation damage could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Natural Disasters, Acts of War or Terrorism Could Significantly Impact Trustmark’s Business
Natural disasters, acts of war or terrorism and other external events could have a significant impact on Trustmark’s ability to conduct business. Such events could affect the stability of Trustmark’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause Trustmark to incur additional expenses. For example, during 2005, Hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the Mississippi Gulf Coast as well as central and eastern Mississippi. Operations in several of the communities where Trustmark does business were disrupted by damage and/or lack of access to Trustmark’s banking facilities. Other natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although Management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark’s Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Trustmark’s stock price can fluctuate significantly in response to a variety of factors. These factors include: actual or anticipated variations in earnings; changes in analysts’ recommendations or projections; operating and stock performance of other companies deemed to be peers; perception in the marketplace regarding Trustmark and/or its competitors; new technology used, or services offered, by competitors; significant acquisitions or business combinations involving Trustmark or its competitors; changes in government regulation and failure to integrate acquisitions or realize anticipated benefits from acquisitions. General market fluctuations, industry factors and general economic and political conditions could also cause Trustmark’s stock price to decrease regardless of operating results.

An Investment In Trustmark’s Common Stock Is Not An Insured Deposit
Trustmark’s common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in Trustmark’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire Trustmark’s common stock, you could lose some or all of your investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 214,000 square feet, or 81%, of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis. Trustmark, through its two banking subsidiaries, also operates 132 full-service branches, 17 limited-service branches, four in-store branches, four retirement service branches and an ATM network which includes 123 ATMs at on-premise locations and 64 ATMs located at off-premise sites. In addition, Trustmark’s Insurance Division utilizes six off-site locations while the Mortgage Banking Group has one additional off-site location. Trustmark leases 101 of its 228 locations with the remainder being owned.

ITEM 3.	LEGAL PROCEEDINGS

Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests, with regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective during recent years may reduce the likelihood of unexpected, sizable awards. At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark’s consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to Trustmark’s shareholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trustmark’s common stock is listed for trading on the Nasdaq Stock Market. At February 14, 2007, there were approximately 4,300 registered shareholders of Trustmark’s common stock. Other information required by this item can be found in Note 16, “Shareholders’ Equity,” and the table captioned “Principal Markets and Prices of Trustmark’s Stock” included in Trustmark’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	-	$-	-	2,792,334

November 1, 2006 through November 30, 2006	-	$-	-	2,792,334

December 1, 2006 through December 31, 2006	-	$-	-	2,792,334

Total	-		-

During 2006, a repurchase program expired with 146 thousand shares of stock remaining unpurchased; therefore, this amount has been eliminated from the table above. The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned “Selected Financial Data” included in Trustmark’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in “Management’s Discussion and Analysis” included in Trustmark’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found in “Management’s Discussion and Analysis” included in Trustmark’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Trustmark Corporation and subsidiaries and the accompanying Notes to Consolidated Financial Statements are contained in Trustmark’s 2006 Annual Report to Shareholders and are incorporated herein by reference. The table captioned “Summary of Quarterly Results of Operations” is also included in Trustmark’s 2006 Annual Report of Shareholders and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by Trustmark’s management, with the participation of its Chief Executive Officer and Treasurer and Principal Financial Officer (Principal Financial Officer), of the effectiveness of Trustmark’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to Trustmark’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, Trustmark’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The management of Trustmark is responsible for establishing and maintaining adequate internal control over financial reporting. Trustmark’s internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Treasurer (Principal Financial Officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, Trustmark’s internal control over financial reporting is effective based on those criteria.

Trustmark’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2006, can be found in the “Report of Independent Registered Public Accounting Firm” included in Trustmark’s 2006 Annual Report to Shareholders and in incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

The table below represents compensation plans under which equity securities of Trustmark are authorized as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding (a))
Approved by security holders	1,966,035	$25.46	5,378,241
Not approved by security holders	-	-	-
Total	1,996,035	$25.46	5,378,241

The table above contains aggregate summary information for the number of securities to be issued upon exercise of outstanding options and their weighted average exercise price related to Trustmark’s 2005 Stock Incentive Plan (the 2005 Plan) and 1997 Incentive Plan (the 1997 Plan). Information related to securities remaining available for future issuance comes exclusively from the 2005 Plan as it replaced the 1997 Plan, and from which no additional grants will be made.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.	Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2006 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	February 28, 2007	DATE:	February 28, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 28, 2007	BY:	/s/ J. Kelly Allgood
J. Kelly Allgood, Director

DATE:	February 28, 2007	BY:	/s/ Reuben V. Anderson
Reuben V. Anderson, Director

DATE:	February 28, 2007	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE:	February 28, 2007	BY:	/s/ C. Gerald Garnett
C. Gerald Garnett, Director

DATE:	February 28, 2007	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Director

DATE:	February 28, 2007	BY:	/s/ Richard G. Hickson
Richard G. Hickson, Chairman, President
& Chief Executive Officer and Director

DATE:	February 28, 2007	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE:	February 28, 2007	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 28, 2007	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE:	February 28, 2007	BY:	/s/ Kenneth W. Williams
Kenneth W. Williams, Director

DATE:	February 28, 2007	BY:	/s/ William G. Yates, Jr.
William G. Yates, Jr., Director

EXHIBIT INDEX

2-a
Agreement and Plan of Reorganization by and among Trustmark Corporation and Republic Bancshares of Texas, Inc. Filed April 17, 2006, as Exhibit 2.1 to Trustmark’s Form 8-K Current Report, incorporated by reference.

2-b
First Amendment to Agreement and Plan of Reorganization by and among Trustmark Corporation and Republic Bancshares of Texas, Inc. Filed May 17, 2006. as Exhibit 2.1A to Trustmark’s Form 8-K Current Report, incorporated by reference.

3-a	Articles of Incorporation, as amended, effective April 9, 2002.
3-b	Bylaws, as amended, effective October 18, 2005.
4-a
Amended and Restated Trust Agreement among Trustmark Corporation, Wilmington Trust Company and the Administrative Trustees regarding Trustmark Preferred Capital Trust I. Filed August 21, 2006, as Exhibit 4.1 to Trustmark’s Form 8-K Current Report, incorporated by reference.

4-b	Junior Subordinated Indenture between Trustmark Corporation and Wilmington Trust Company. Filed August 21, 2006, as Exhibit 4.2 to Trustmark’s Form 8-K Current Report, incorporated by reference.
4-c	Guarantee Agreement between Trustmark Corporation and Wilmington Trust Company. Filed August 21, 2006, as Exhibit 4.3 to Trustmark’s Form 8-K Current Report, incorporated by reference.
4-d
Fiscal and Paying Agency Agreement between Trustmark National Bank and The Bank of New York Trust Company, N.A. regarding Subordinated Notes due December 15, 2016. Filed December 13, 2006, as Exhibit 4.1 to Trustmark’s Form 8-K Current Report, incorporated by reference.

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

10-n
Form of Non-Qualified Stock Option Agreement for Associate (under the 2005 Stock and Incentive Compensation Plan). ). Filed May 16, 2005, as Exhibit 10-d to Trustmark’s Form 8-K Current Report, incorporated by reference.

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

13
Only those portions of the Registrant’s 2006 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

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