Form 10-Q
period 2007-03-31
TRUSTMARK CORP
filed 2007-05-10
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 0-3683

Trustmark Corporation
(Exact name of registrant as specified in its charter)
Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

(601) 208-6898
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

As of April 30, 2007, there were 58,125,483 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks (noninterest-bearing)	$336,438	$392,083
Federal funds sold and securities purchased
under reverse repurchase agreements	104,900	27,259
Securities available for sale (at fair value)	703,296	758,273
Securities held to maturity (fair value: $285,401-2007;
$290,905-2006)	286,040	292,243
Loans held for sale	125,898	95,375
Loans	6,626,515	6,563,153
Less allowance for loan losses	72,049	72,098
Net loans	6,554,466	6,491,055
Premises and equipment	139,087	134,372
Mortgage servicing rights	70,594	69,272
Goodwill	290,246	290,363
Identifiable intangible assets	31,744	32,960
Other assets	250,628	257,715
Total Assets	$8,893,337	$8,840,970

Liabilities
Deposits:
Noninterest-bearing	$1,522,066	$1,574,769
Interest-bearing	5,792,236	5,401,395
Total deposits	7,314,302	6,976,164
Federal funds purchased and securities
sold under repurchase agreements	289,798	470,434
Short-term borrowings	167,831	271,067
Subordinated notes	49,685	49,677
Junior subordinated debt securities	70,104	70,104
Other liabilities	107,610	112,189
Total Liabilities	7,999,330	7,949,635

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 58,217,983 shares - 2007;
58,676,586 shares - 2006	12,130	12,226
Capital surplus	146,937	158,856
Retained earnings	753,801	740,870
Accumulated other comprehensive loss, net of tax	(18,861)	(20,617)
Total Shareholders' Equity	894,007	891,335
Total Liabilities and Shareholders' Equity	$8,893,337	$8,840,970

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Interest Income
Interest and fees on loans	$118,334	$96,915
Interest on securities:
Taxable	9,080	11,075
Tax exempt	1,711	1,822
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	976	307
Other interest income	592	514
Total Interest Income	130,693	110,633

Interest Expense
Interest on deposits	50,355	29,975
Interest on federal funds purchased and securities
sold under repurchase agreements	3,813	5,056
Other interest expense	4,583	7,361
Total Interest Expense	58,751	42,392
Net Interest Income	71,942	68,241
Provision for loan losses	1,639	(2,984)

Net Interest Income After Provision for Loan Losses	70,303	71,225

Noninterest Income
Service charges on deposit accounts	12,693	11,689
Insurance commissions	8,772	8,349
Wealth management	5,879	5,611
General banking - other	6,170	5,195
Mortgage banking, net	2,755	3,452
Other, net	1,824	1,528
Securities gains	58	866
Total Noninterest Income	38,151	36,690

Noninterest Expense
Salaries and employee benefits	43,166	39,377
Services and fees	9,558	8,764
Net occupancy - premises	4,414	3,884
Equipment expense	3,904	3,643
Other expense	8,364	7,844
Total Noninterest Expense	69,406	63,512
Income Before Income Taxes	39,048	44,403
Income taxes	13,191	15,084
Net Income	$25,857	$29,319

Earnings Per Share
Basic	$0.44	$0.53
Diluted	$0.44	$0.52

Dividends Per Share	$0.22	$0.21

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2007	2006
Balance, January 1,	$891,335	$741,463
Cumulative effect adjustment due to change
in accounting for mortgage servicing rights	-	848
Cumulative effect adjustment due to change
in accounting for prior year immaterial misstatements	-	(8,398)
Comprehensive income:
Net income per consolidated statements of income	25,857	29,319
Net change in fair value of securities available
for sale, net of tax	1,756	(2,517)
Comprehensive income	27,613	26,802
Cash dividends paid	(12,926)	(11,711)
Common stock issued, long-term incentive plan	239	904
Compensation expense, long-term incentive plan	1,116	617
Repurchase and retirement of common stock	(13,370)	(3,238)
Balance, March 31,	$894,007	$747,287

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
		(See Note 11)
	2007	2006
Operating Activities
Net income	$25,857	$29,319
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	1,639	(2,984)
Depreciation and amortization	6,622	5,938
Net amortization of securities	600	1,310
Securities gains	(58)	(866)
Gains on sales of loans	(1,451)	(1,184)
Deferred income tax provision	192	3,125
Excess tax benefit from exercise of stock options	(7)	(104)
Proceeds from sales of loans held for sale	251,382	212,332
Purchases and originations of loans held for sale	(278,751)	(240,641)
Net increase in mortgage servicing rights	(3,873)	(2,726)
Net decrease in other assets	4,572	7,803
Net (decrease) increase in other liabilities	(4,572)	6,643
Other operating activities, net	1,657	(7,254)
Net cash provided by operating activities	3,809	10,711

Investing Activities
Proceeds from calls and maturities of securities held to maturity	6,257	1,073
Proceeds from calls and maturities of securities available for sale	75,585	69,988
Proceeds from sales of securities available for sale	-	12,145
Purchases of securities held to maturity	-	(2,944)
Purchases of securities available for sale	(18,357)	(21,922)
Net (increase) decrease in federal funds sold and securities
purchased under reverse repurchase agreements	(77,641)	83,174
Net increase in loans	(64,944)	(51,486)
Purchases of premises and equipment	(7,437)	(5,705)
Proceeds from sales of premises and equipment	5	1,203
Proceeds from sales of other real estate	678	723
Net cash (used in) provided by investing activities	(85,854)	86,249

Financing Activities
Net increase in deposits	338,138	38,218
Net decrease in federal funds purchased and securities sold
under repurchase agreements	(180,636)	(126,410)
Net decrease in short-term borrowings	(105,045)	(60,991)
Cash dividends	(12,926)	(11,711)
Proceeds from exercise of stock options	232	800
Excess tax benefit from exercise of stock options	7	104
Repurchase and retirement of common stock	(13,370)	(3,238)
Net cash provided by (used in) financing activities	26,400	(163,228)
Decrease in cash and cash equivalents	(55,645)	(66,268)
Cash and cash equivalents at beginning of period	392,083	387,930
Cash and cash equivalents at end of period	$336,438	$321,662

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2006 annual report on Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. For the periods presented in this Form 10-Q, these reclassifications include Trustmark’s investment in the stock of the Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) that have been reclassed from investment securities to other assets since these equity securities do not have a readily determinable fair value which places them outside the scope of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Period end balances of FRB and FHLB stock totaled $33.1 million at March 31, 2007, $34.0 million at December 31, 2006 and $36.2 million at March 31, 2006. In addition, Trustmark has also reclassed its investment in Qualified Zone Academy Bonds (QZABs) from other assets into loans. QZABs are part of a federal initiative that provides funds on a limited basis to schools that meet very specific criteria for construction and modernization projects. Interest payments on QZABs, which are covered by the federal government, are provided to Trustmark in the form of a tax credit, in lieu of cash. Trustmark’s investment in QZABs will be measured in accordance with SFAS No. 115 since these investments meet the definition of a security, however, since Trustmark consistently reports investments of this nature as loans to states and political subdivisions, they will be classified as loans. Period end balances of QZABs totaled $21.3 million at both March 31, 2007 and December 31, 2006 with the March 31, 2006 balance equaling $19.9 million.

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

NOTE 2 - BUSINESS COMBINATIONS

On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting. Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million. The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $18.3 million in other assets as well as deposits of $593.3 million and borrowings and other liabilities of $13.2 million. These assets and liabilities have been recorded at estimated fair value based on market conditions and risk characteristics at the acquisition date. Excess costs over tangible net assets acquired totaled $172.9 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $152.9 million to goodwill.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	March 31,	December 31,
	2007	2006
Loans secured by real estate:
Construction, land development and other land loans	$1,000,006	$896,254
Secured by 1-4 family residential properties	1,805,469	1,842,886
Secured by nonfarm, nonresidential properties	1,233,710	1,326,658
Other	150,120	148,921
Loans to finance agricultural production and other loans to farmers	25,707	23,938
Commercial and industrial loans	1,155,825	1,106,460
Consumer loans	969,739	934,261
Obligations of states and political subdivisions	231,245	233,666
Other loans	54,694	50,109
Loans	6,626,515	6,563,153
Less allowance for loan losses	72,049	72,098
Net loans	$6,554,466	$6,491,055

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of year	$72,098	$76,691
Loans charged off	(4,282)	(2,834)
Recoveries	2,594	2,669
Net charge-offs	(1,688)	(165)
Provision charged to expense	1,639	(2,984)
Balance at end of period	$72,049	$73,542

Following Hurricane Katrina (Katrina), Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005. Trustmark continually reevaluates its estimates for probable losses resulting from Katrina. As a result, during the first quarter of 2007, Trustmark has reduced its allowance for loan losses by $0.6 million on a pretax basis. At March 31, 2007, the allowance for loan losses included specific Katrina accruals totaling $1.4 million, comprised of $0.9 million for mortgage loans and $0.5 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. Trustmark’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance. Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, with adjustments considering current economic events and conditions. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received on impaired loans that may be susceptible to significant changes.

At March 31, 2007 and 2006, the carrying amounts of nonaccrual loans were $37.1 million and $27.2 million, respectively. Included in these nonaccrual loans at March 31, 2007 and 2006, are loans that are considered to be impaired, which totaled $31.4 million and $21.0 million, respectively. At March 31, 2007, the total allowance for loan losses related to impaired loans was $7.1 million compared with $6.6 million at March 31, 2006. The average carrying amounts of impaired loans during the first quarter of 2007 and 2006 were $31.0 million and $20.9 million, respectively. No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three months ended March 31, 2007 and 2006.

NOTE 4 - MORTGAGE BANKING

The mortgage servicing rights (MSR) valuation process includes the use of highly capable and experienced third parties providing valuation expertise and valuation advisory services. The fair value of MSR is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. At March 31, 2007, the valuation of MSR included an assumed average prepayment speed of 9.52 CPR and an average discount rate of 9.86%. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark utilizes derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates. Changes in the fair value of the derivative instruments are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates. Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to interest rate changes. During the first quarter of 2007, the impact of this strategy resulted in a net positive ineffectiveness of $0.3 million.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):
	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$69,272	$58,424
Cumulative-effect adjustment - change in accounting for MSR	-	1,373
Additions:
Purchase of servicing assets	3,078	2,941
Servicing assets that resulted from transfers
of financial assets	1,262	885
Disposals	(467)	(673)
Change in fair value:
Due to market changes	(447)	3,812
Due to runoff	(2,104)	(2,052)
Due to other	-	(427)
Balance at end of period	$70,594	$64,283

NOTE 5 - DEPOSITS

At March 31, 2007 and December 31, 2006, deposits consisted of the following ($ in thousands):

	March 31,	December 31,
	2007	2006
Noninterest-bearing demand deposits	$1,522,066	$1,574,769
Interest-bearing deposits:
Interest-bearing demand	1,224,321	1,139,238
Savings	1,902,786	1,664,804
Time	2,665,129	2,597,353
Total interest-bearing deposits	5,792,236	5,401,395
Total deposits	$7,314,302	$6,976,164

NOTE 6 - STOCK AND INCENTIVE COMPENSATION PLANS

Stock-Based Compensation
Effective January 1, 2006, Trustmark adopted the provisions of SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period. Trustmark implemented the provisions of this statement using the modified prospective approach, which applies to new awards, as well as, any previously granted awards outstanding on January 1, 2006. Compensation cost for the portion of awards for which the requisite service had not been rendered as of the date of adoption, is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123. Prior period amounts have not been restated to reflect the impact of the adoption of SFAS No. 123R.

Stock Option Grants
During the first three months of 2007, there were no stock option awards granted. Stock option-based compensation expense totaled $502 thousand and $418 thousand for the first three months of 2007 and 2006, respectively.

Restricted Stock Grants
Performance Awards
On January 16, 2007, Trustmark awarded 70,500 shares of restricted stock to key executives. The performance shares vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group. These awards are restricted until December 31, 2009. Awards based on TSR are valued under SFAS No. 123R utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE awards are valued under SFAS No. 123, utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest.

Time-Vested Awards
During the quarter ended March 31, 2007, Trustmark granted 2,000 shares of time-vested restricted stock which vests three years from the grant date. During the first three months of 2007 and 2006, Trustmark recorded compensation expense for restricted stock awards of $614 thousand and $199 thousand, respectively.

NOTE 7 - BENEFIT PLANS

Pension Plan
Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation as defined in the plan and vests upon five years of service.

In December 2006, Trustmark adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and elected to move its measurement date for the plan to December 31 from October 31. The following table presents information regarding the net periodic benefit cost for the three months ended March 31, 2007 and 2006 ($ in thousands):

	Three Months Ended March 31,
	2007	2006
Net periodic benefit cost
Service cost	$327	$654
Interest cost	1,174	1,098
Expected return on plan assets	(1,322)	(1,308)
Amortization of prior service cost	(127)	(87)
Recognized net actuarial loss	563	614
Net periodic benefit cost	$615	$971

Contributions
The acceptable range of contributions to the plan is determined each year by the plan's actuary. Trustmark's policy is to fund amounts allowable for federal income tax purposes. In 2007, Trustmark's minimum required contribution is expected to be zero. The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which was December 31, 2006 for amounts related to 2007.

Supplemental Retirement Plan
Trustmark maintains a non-qualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers. The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary. Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan. The measurement date for the plan is December 31.

In December 2006, Trustmark adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The following table presents information regarding the plan's net periodic benefit cost for the three months ended March 31, 2007 and 2006 ($ in thousands):
	Three Months Ended March 31,
	2007	2006
Net periodic benefit cost
Service cost	$320	$404
Interest cost	454	413
Amortization of prior service cost	35	35
Recognized net actuarial loss	23	38
Net periodic benefit cost	$832	$890

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

At March 31, 2007 and 2006, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $165.2 million and $116.7 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2007, the fair value of collateral held was $44.2 million.

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

NOTE 9 - SUBORDINATED NOTES PAYABLE AND JUNIOR SUBORDINATED DEBT SECURITIES

In December 2006, Trustmark National Bank (TNB) issued $50 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At March 31, 2007, the carrying amount of the Notes was $49.7 million. The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

On August 18, 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through its Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust). Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

In addition, pursuant to the acquisition of Republic Bancshares of Texas, Inc. on August 25, 2006, Trustmark assumed the liability for $8.2 million in junior subordinated debt securities issued to Republic Bancshares Capital Trust I (Republic Trust), also a Delaware trust. Republic Trust used the proceeds from the issuance of $8.0 million in trust preferred securities to acquire the junior subordinated debt securities. Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.

As defined in applicable accounting standards, both Trustmark Preferred Capital Trust I and Republic Bancshares Capital Trust I, wholly-owned subsidiaries of Trustmark, are considered variable interest entities for which Trustmark is not the primary beneficiary. Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

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

	Three Months Ended March 31,
	2007	2006
Basic shares	58,508	55,696
Dilutive shares (related to stock options)	284	339
Diluted shares	58,792	56,035

NOTE 11 - STATEMENTS OF CASH FLOWS

Trustmark paid no income taxes in the first quarter of 2007, compared to $239 thousand during the first quarter of 2006. Interest paid on deposit liabilities and other borrowings approximated $59.0 million in the first three months of 2007 and $41.1 million in the first three months of 2006. For the three months ended March 31, 2007 and 2006, noncash transfers from loans to foreclosed properties were $381 thousand and $299 thousand, respectively.

During the quarter ended March 31, 2007, Trustmark identified an immaterial error in its statements of cash flows for prior periods. Trustmark improperly reported certain noncash transactions relating to GNMA mortgage loans eligible for repurchase in various components within the cash flow statements. These changes had no impact to the overall total of cash inflows and outflows within the cash flow statements. Trustmark has deemed these changes immaterial to its consolidated financial statements taken as a whole. The following table reflects the changes in the cash flow statements for prior periods.

	As Originally Reported	Adjustment	As Adjusted
Quarter Ended March 31, 2006
Net cash provided by operating activities	$32,846	$(22,135)	$10,711
Net cash provided by investing activities	111,658	(25,409)	86,249
Net cash used in financing activities	(210,772)	47,544	(163,228)
Decrease in cash and cash equivalents	(66,268)	-	(66,268)
Cash and cash equivalents at beginning of period	387,930	-	387,930
Cash and cash equivalents at end of period	$321,662	$-	$321,662

Year Ended December 31, 2006
Net cash provided by operating activities	$177,156	$(34,081)	$143,075
Net cash provided by investing activities	161,370	(13,463)	147,907
Net cash used in financing activities	(334,373)	47,544	(286,829)
Increase in cash and cash equivalents	4,153	-	4,153
Cash and cash equivalents at beginning of period	387,930	-	387,930
Cash and cash equivalents at end of period	$392,083	$-	$392,083

Year Ended December 31, 2005
Net cash provided by operating activities	$84,710	$47,544	$132,254
Net cash used in investing activities	(216,135)	(47,544)	(263,679)
Net cash provided by financing activities	176,230	-	176,230
Increase in cash and cash equivalents	44,805	-	44,805
Cash and cash equivalents at beginning of period	343,125	-	343,125
Cash and cash equivalents at end of period	$387,930	$-	$387,930

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

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Trustmark uses a match-funded transfer pricing process to assess operating segment performance. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. In the first three months of 2007, Trustmark updated its estimates for probable losses resulting from Katrina and released allowance for loan losses and provision for loan losses of $642 thousand on a pretax basis. Management has determined that these adjustments, due to their unusual nature, should be included in the administration division.

The following tables disclose financial information by reportable segment for the periods ended March 31, 2007 and 2006.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
	Division	Division	Division	Division	Total
For the three months ended
March 31, 2007
Net interest income (expense) from external customers	$68,094	$1,140	$(1)	$2,709	$71,942
Internal funding	730	(174)	-	(556)	-
Net interest income (expense)	68,824	966	(1)	2,153	71,942
Provision for loan losses	992	(1)	-	648	1,639
Net interest income (expense) after provision for loan losses	67,832	967	(1)	1,505	70,303
Noninterest income	23,612	5,997	8,806	(264)	38,151
Noninterest expense	50,329	5,022	5,844	8,211	69,406
Income (loss) before income taxes	41,115	1,942	2,961	(6,970)	39,048
Income taxes	14,209	693	1,145	(2,856)	13,191
Segment net income (loss)	$26,906	$1,249	$1,816	$(4,114)	$25,857

Selected Financial Information
Average assets	$7,239,632	$85,718	$19,360	$1,470,077	$8,814,787
Depreciation and amortization	$5,002	$110	$98	$1,412	$6,622

For the three months ended
March 31, 2006
Net interest income (expense) from external customers	$66,100	$809	$(2)	$1,334	$68,241
Internal funding	(1,184)	254	-	930	-
Net interest income (expense)	64,916	1,063	(2)	2,264	68,241
Provision for loan losses	355	(2)	-	(3,337)	(2,984)
Net interest income (expense) after provision for loan losses	64,561	1,065	(2)	5,601	71,225
Noninterest income	21,855	5,829	8,305	701	36,690
Noninterest expense	45,258	4,682	5,718	7,854	63,512
Income (loss) before income taxes	41,158	2,212	2,585	(1,552)	44,403
Income taxes	14,183	809	1,004	(912)	15,084
Segment net income (loss)	$26,975	$1,403	$1,581	$(640)	$29,319

Selected Financial Information
Average assets	$6,509,669	$87,323	$23,850	$1,603,079	$8,223,921
Depreciation and amortization	$4,799	$99	$100	$940	$5,938

NOTE 13 - RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2007

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Trustmark adopted FIN 48 on January 1, 2007 and, at the date of adoption, had unrecognized tax benefits of $1.0 million. Trustmark did not record any cumulative effect adjustment to retained earnings as a result of the adoption of FIN 48. The entire $1.0 million of unrecognized tax benefits would impact the effective income tax rate if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, Trustmark had $78 thousand of accrued interest expense included in the $1.0 million of unrecognized tax benefits. With limited exception, Trustmark is no longer subject to U. S. federal, state and local audits by tax authorities for 2002 and earlier tax years. As of March 31, 2007, there have been no material changes to the amount of unrecognized tax benefits. Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

New Accounting Standards
Other new pronouncements issued but not effective until after March 31, 2007 are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following, which are currently being evaluated by Management:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the impact that SFAS No. 159 will have on Trustmark’s balance sheets and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Provisions of SFAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which the accounting standard is applied. Management is currently evaluating the impact that SFAS No. 157 will have on Trustmark’s balance sheets and results of operations.

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

OVERVIEW

Business
Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968. Trustmark commenced doing business in November 1968. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through over 150 offices and 2,700 associates predominantly within the states of Florida, Mississippi, Tennessee and Texas.

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for over 98% of the assets and revenues of Trustmark. Initially chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi. In addition to banking activities, TNB provides investment and insurance products and services to its customers through its wholly-owned subsidiaries, Trustmark Investment Advisors, Inc., The Bottrell Insurance Agency, Inc., TRMK Risk Management, Inc., and Fisher-Brown, Incorporated. TNB also owns all of the stock of Trustmark Securities, Inc., which became an inactive subsidiary during 2006.

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

In order to facilitate a private placement of trust preferred securities, Trustmark formed a Delaware trust affiliate, Trustmark Preferred Capital Trust I (Trustmark Trust). Also, as a result of the acquisition of Republic Bancshares of Texas, Inc., Trustmark now owns Republic Bancshares Capital Trust I (Republic Trust), a Delaware trust affiliate. As defined in applicable accounting standards, both Trustmark Trust and Republic Trust, wholly-owned subsidiaries of Trustmark, are considered variable interest entities for which Trustmark is not the primary beneficiary. Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

Financial Highlights
Trustmark’s net income totaled $25.9 million in the first quarter of 2007, which represented basic and diluted earnings per share of $0.44. Net income for the first quarter of 2006 totaled $29.3 million yielding basic and diluted earnings per share of $0.53 and $0.52, respectively. Trustmark’s first quarter net income produced returns on average tangible shareholders’ equity and average assets of 18.76% and 1.19%, respectively, compared with first quarter 2006 returns of 20.59% and 1.45%. Highlights of the first quarter of 2007 included:

•	Average total loans in the first quarter of 2007 increased $596.5 million, or 9.8%, compared to figures one year earlier
•	Average total deposits in the first quarter of 2007 increased $930.5 million, or 15.1%, compared to figures one year earlier
•	Stable net interest margin of 3.89% despite rising deposits costs compared to one year ago
•	Continued excellent credit quality
•	Continued implementation of banking center expansion program

Business Combinations
On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting. Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million. The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $18.3 million in other assets as well as deposits of $593.3 million and borrowings and other liabilities of $13.2 million. These assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date. Excess costs over tangible net assets acquired totaled $172.9 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $152.9 million to goodwill. For the periods presented, the Republic business combination did not have a material impact to Trustmark’s balance sheets or results of operations.

Banking Center Expansion Program
During the first quarter of 2007, Trustmark continued to balance efforts to augment productivity in mature, lower growth markets with opportunities to expand into higher growth markets. Trustmark’s objective is to maximize profitability and enhance the growth prospects of the Trustmark franchise. To this end, Trustmark opened a new banking center in Houston during the first quarter of 2007 and anticipates the opening of two additional offices serving the Houston and Memphis markets during the second quarter of this year. Trustmark will also be closing three offices during the second quarter of 2007 that have limited growth opportunities. These actions reflect Management’s commitment to reinvest and realign the Trustmark franchise to support additional revenue growth and build long-term value for shareholders.

Significant Accounting Transactions for 2007
During the third quarter of 2005, immediately following the aftermath of Hurricane Katrina (Katrina), Trustmark initiated a process to assess the storm’s impact on its customers and on Trustmark’s consolidated financial statements. In accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million and established other accruals for losses totaling $2.1 million, on a pretax basis.

Trustmark updates its estimates for probable losses resulting from Katrina on a quarterly basis. As a result, Trustmark has reduced its allowance for loan losses during the first quarter of 2007 by $0.6 million and other reserves by $0.4 million on a pretax basis resulting in an increase to Trustmark’s net income of $0.7 million, or $0.01 per share. The accompanying table reflects the quarterly financial impact these changes in estimates had on reported earnings.

At March 31, 2007, the allowance for loan losses included specific Katrina accruals totaling $1.4 million, comprised of $0.9 million for mortgage loans and $0.5 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

Management is presenting, in the accompanying table, adjustments to net income as reported in accordance with generally accepted accounting principles for significant items resulting from Katrina. Management believes this information will help users compare Trustmark’s current results to those of prior periods.

Non-GAAP Disclosures
($ in thousands except per share amounts)
	Quarter Ended
	March 31, 2007		March 31, 2006
	Amount	Basic EPS	Amount	Basic EPS

Net Income as reported-GAAP	$25,857	$0.442	$29,319	$0.526
Adjustments (net of taxes):
Less items related to Hurricane Katrina
Provision for loan losses	(396)	(0.007)	(1,944)	(0.035)
Mortgage related charges	(269)	(0.004)	(517)	(0.009)
	(665)	(0.011)	(2,461)	(0.044)
Net Income adjusted for specific items (Non-GAAP)	$25,192	$0.431	$26,858	$0.482

CRITICAL ACCOUNTING POLICIES

Trustmark’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry. Application of these accounting principles requires Management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. There have been no significant changes in Trustmark’s critical accounting estimates during the first three months of 2007.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average loan balances are immaterial. As previously discussed, Trustmark acquired Republic Bancshares of Texas, Inc., during the third quarter of 2006. The results of this acquisition have not had a material impact on net interest income or average balances for the quarter ended March 31, 2007.

Net interest income-FTE for the first quarter of 2007 increased $3.7 million, or 5.2%, when compared with the same time period in 2006. Trustmark has achieved a richer mix of earning assets when compared to the previous year with growth in higher yielding loans being funded somewhat by a reduction in lower yielding investment securities. In addition, the growth in core deposits has helped reduce Trustmark’s dependence on higher costing wholesale funding products while providing valuable liquidity for funding earning assets when the first quarter of 2007 is compared with the same time period in 2006. The combination of these factors resulted in a stable NIM of 3.89%, when the first quarter of 2007 is compared with the same time period in 2006. For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first quarter of 2007 were $7.763 billion, compared with $7.384 billion for the same time period in 2006, an increase of $378.9 million. More importantly, the mix of average earning assets changed dramatically when comparing 2007 to 2006. Average total loans during the first quarter of 2007 increased $596.5 million, or 9.8%, relative to the same time period in 2006 while average investment securities decreased by $263.8 million, or 20.5%, during the same time period. Since June 2005, Management has emphasized its intention to reposition, in an orderly manner, the investment securities portfolio to a size and nature that supports the primary objectives of neutralizing earnings volatility from the effect of interest rate cycles while providing liquidity to fund higher yielding loans or reduce Trustmark’s overall need for wholesale funding. This change in product mix combined with a rising interest rate environment has resulted in an increase in interest income-FTE of $20.1 million, or 17.7%, when the first quarter of 2007 is compared with the same time period in 2006. This impact is illustrated by the yield on total earning assets increasing from 6.22% for the first quarter of 2006, to 6.96% for the first quarter of 2007, an increase of 74 basis points.

Average interest-bearing liabilities for the first quarter of 2007 totaled $6.294 billion compared with $5.977 billion for the same time period in 2006, an increase of $316.5 million, or 5.3%. Trustmark’s ability to attract core deposits has also resulted in a major change in the mix of interest-bearing liabilities. This change is illustrated by an increase in average interest-bearing deposits of $812.4 million, or 16.9%, compared with a decrease of $496.0 million from wholesale funding sources such as federal funds purchased, securities sold under repurchase agreements and FHLB advances. In addition, growth in Trustmark’s average noninterest-bearing deposits of $118.1 million has also provided critical liquidity while helping to replace higher cost wholesale funding products. Management has made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, as a major component in improving the net interest margin and, ultimately, profitability. As a result of these factors, total interest expense for the first quarter of 2007 increased $16.4 million, or 38.6%, when compared with the same time period in 2006.

Yield/Rate Analysis Table
($ in thousands)

	Quarter Ended March 31,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$74,076	$976	5.34%	$27,804	$307	4.48%
Securities - taxable	880,171	9,080	4.18%	1,136,000	11,075	3.95%
Securities - nontaxable	144,803	2,633	7.37%	152,755	2,803	7.44%
Loans (including loans held for sale)	6,663,620	120,557	7.34%	6,067,164	98,997	6.62%
Total interest-earning assets	7,762,670	133,246	6.96%	7,383,723	113,182	6.22%
Cash and due from banks	345,974			333,748
Other assets	778,595			561,129
Allowance for loan losses	(72,452)			(76,875)
Total Assets	$8,814,787			$8,201,725

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,619,546	50,355	3.63%	$4,807,128	29,975	2.53%
Federal funds purchased and securities sold
under repurchase agreements	351,797	3,813	4.40%	530,205	5,056	3.87%
Borrowings	322,622	4,583	5.76%	640,166	7,361	4.66%
Total interest-bearing liabilities	6,293,965	58,751	3.79%	5,977,499	42,392	2.88%
Noninterest-bearing demand deposits	1,495,447			1,377,377
Other liabilities	127,264			103,374
Shareholders' equity	898,111			743,475
Total Liabilities and
Shareholders' Equity	$8,814,787			$8,201,725

Net Interest Margin		74,495	3.89%		70,790	3.89%

Less tax equivalent adjustment		2,553			2,549

Net Interest Margin per
Consolidated Statements of Income		$71,942			$68,241

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. The provision for loan losses during the first quarter of 2007 totaled $1.6 million compared with a benefit of $3.0 million during the same time period in 2006. Since Katrina, Trustmark has continually evaluated its specific allocation for allowance for loan losses related to the storm and during the first quarter of 2007 released $642 thousand of its Katrina allowance compared to $3.1 million during the same time period in 2006. The provision for loan losses, excluding the Katrina adjustment, was an expense of $2.3 million in the first quarter of 2007 and $164 thousand in the same time period in 2006. At March 31, 2007, $1.4 million of Trustmark’s allowance for loan losses remains allocated to loans impacted by Katrina.

Net charge-offs totaled $1.7 million in the first quarter of 2007 and $165 thousand in the same time period in 2006. Net charge-offs related to Katrina in both periods were not material. Net charge-offs to average loans for Trustmark were 0.10% in the first quarter of 2007 and 0.01% in the same time period in 2006.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to show strong growth and plays an important role in improving net income and total shareholder value. Total noninterest income for the first quarter of 2007, excluding securities gains, increased $2.3 million, or 6.3%, compared to the same time period in 2006. The comparative components of noninterest income for the first quarter of 2007 and 2006 are shown in the accompanying table.

Noninterest Income
($ in thousands)
	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$12,693	$11,689	$1,004	8.6%
Insurance commissions	8,772	8,349	423	5.1%
Wealth management	5,879	5,611	268	4.8%
General banking - other	6,170	5,195	975	18.8%
Mortgage banking, net	2,755	3,452	(697)	-20.2%
Other, net	1,824	1,528	296	19.4%
Total Noninterest Income excl sec gains	38,093	35,824	2,269	6.3%
Securities gains	58	866	(808)	n/m
Total Noninterest Income	$38,151	$36,690	$1,461	4.0%
n/m - not meaningful

The single largest component of noninterest income continues to be service charges for deposit products and services, which totaled $12.7 million for the first quarter of 2007 compared with $11.7 million for the first quarter of 2006, an increase of $1.0 million, or 8.6%. In evaluating the net change in service charges, revenues from NSF fees grew due to increased rates and usage during the first quarter of 2007 while service charges on deposit accounts declined due to the migration of accounts without fees.

Insurance commissions were $8.8 million during the first quarter of 2007, an increase of $423 thousand, or 5.1%, when compared with $8.3 million in the first quarter of 2006. The growth during 2007 is attributable to an increase in rates along the Gulf Coast and the Florida Panhandle.

Wealth management income totaled $5.9 million for the first quarter of 2007, compared with $5.6 million during the same time period in 2006, an increase of $268 thousand, or 4.8%. Wealth management consists of income related to investment management, trust and brokerage services. The growth in wealth management income during the first quarter of 2007 is largely attributed to an increase in trust and investment management fee income resulting from new account growth. In addition, revenues from brokerage services have increased due to solid production and the addition of new investment representatives. At March 31, 2007, Trustmark held assets under management and administration of $6.946 billion and brokerage assets of $1.198 billion.

General banking-other totaled $6.2 million during the first quarter of 2007, compared with $5.2 million in the same time period in 2006. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees. These increased revenues can be attributed primarily to continued strong growth in Trustmark’s debit and credit card usage.

Net revenues from mortgage banking were $2.8 million during the first quarter of 2007, compared with $3.5 million in the first quarter of 2006. As shown in the accompanying table, net mortgage servicing income has increased 4.3% when the first quarter of 2007 is compared with the same time period in 2006. This increase coincides with growth in the balance of the mortgage servicing portfolio. Loans serviced for others totaled $4.2 billion at March 31, 2007 compared with $3.7 billion at March 31, 2006.

Trustmark utilizes derivative instruments to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates. Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to interest rate changes. During the first quarter of 2007, the impact of implementing this strategy resulted in a net positive ineffectiveness of $0.3 million compared with $0.2 million in net positive ineffectiveness during the first quarter of 2006. In addition, for the first quarter of 2006, the fair value change in MSR attributable to the change in interest rates included approximately $1.0 million in fair value adjustments that occurred prior to the utilization of Trustmark’s strategy to use derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates. Changes in the fair value of MSR from present value decay, also referred to as “runoff, ” reduced total mortgage banking income by $2.1 million for both the first quarter of 2007 and 2006.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $1.3 million in the first quarter of 2007 compared with $1.0 million in the same time period in 2006. This growth in the gain on sales of loans coincides with an increase in loan sales from secondary marketing activities of approximately $38.7 million when the first quarter of 2007 is compared with the same time period in 2006.

The following table illustrates the components of mortgage banking included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Mortgage servicing income, net	$3,478	$3,335	$143	4.3%
Change in fair value-MSR from market changes	(447)	3,812	(4,259)	n/m
Change in fair value-MSR from runoff	(2,104)	(2,052)	(52)	2.5%
Change in fair value of derivatives	715	(2,556)	3,271	n/m
Gains on sales of loans	1,345	1,041	304	29.2%
Other, net	(232)	(128)	(104)	81.3%
Mortgage banking, net	$2,755	$3,452	$(697)	-20.2%
n/m - not meaningful

Other income, net was $1.8 million in the first quarter of 2007 compared with $1.5 million during the same time period in 2006. The primary components of other income are fees related to services provided to nonretail corporate customers, which totaled $1.5 million in the first quarter of 2007 and $1.3 million in the same time period in 2006. This increase can be attributed to growth in the number of clients utilizing these services during the first quarter of 2007.

Securities gains totaled $58 thousand during the first quarter of 2007 compared with securities gains of $866 thousand during the same time period in 2006. The securities gains for 2006 came primarily from a voluntary redemption of an investment in one of the family of Performance mutual funds that was originally funded by Trustmark.

Noninterest Expense
Management considers expense management a key area of focus in the support of improving shareholder value. As such, Management has continued to proactively manage expenses as illustrated by the creation of a process designed to identify reengineering and efficiency opportunities, which would reinforce Trustmark’s culture of efficiency and productivity without interrupting customer service. This process will involve the evaluation of technology initiatives, analysis of vendors and review of staffing levels.

Trustmark’s noninterest expense for the first quarter of 2007 increased $5.9 million, or 9.3%, compared to the same time period in 2006. Excluding the impact of the business combination with Republic, the adjusted 2007 increase in noninterest expenses was $1.8 million, or 2.9%. The comparative components of noninterest expense for the first quarter of 2007 and 2006 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Salaries and employee benefits	$43,166	$39,377	$3,789	9.6%
Services and fees	9,558	8,764	794	9.1%
Net occupancy - premises	4,414	3,884	530	13.6%
Equipment expense	3,904	3,643	261	7.2%
Other expense	8,364	7,844	520	6.6%
Total Noninterest Expense	$69,406	$63,512	$5,894	9.3%

Salaries and employee benefits, the largest category of noninterest expense, were $43.2 million in the first quarter of 2007 and $39.4 million in the same time period in 2006. Included in the 2007 totals are approximately $3.0 million of salaries and benefits related to the Republic business combination. Adjusting for Republic, the increase was 2.0%, which reflects general merit increases as well as additional benefits resulting from first quarter incentive payments.

The growth in net occupancy-premises expense for the first quarter of 2007 was $530 thousand, or 13.6%, when compared with the same time period in 2006. The Republic business combination and the impact of the banking center expansion program resulted in a net increase of eight Trustmark locations when March 31, 2007 is compared with March 31, 2006 which has contributed to additional occupancy expense during that time period.

As part of the reengineering process mentioned above, Trustmark has completed technology upgrades which will allow for the exchange of fully imaged cash letters, thus reducing courier expense as well as charges from the Federal Reserve, along with the installation of middleware which will be utilized in Trustmark’s legacy systems to allow software adjustments to be made more quickly thus improving efficiency. As a result, additional costs related to this process will account for a portion of the increases in services and fees, equipment expenses and other expenses seen above. In addition, services and fees for the first quarter of 2007 have also been impacted by the payment of $425 thousand related to a legal matter.

Income Taxes
For the quarter ended March 31, 2007, Trustmark’s combined effective tax rate was 33.8% compared to 34.0% for the same time period in 2006. The slight decrease in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

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

The primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At March 31, 2007, Trustmark estimated gross fed funds borrowing capacity at $1.571 billion, compared to $1.505 billion at December 31, 2006. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $127.5 million in short-term advances at March 31, 2007, compared with $202.5 million in short-term advances at December 31, 2006. These advances are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans. Under the existing borrowing agreement, Trustmark has $1.272 billion available in unused FHLB advances. Another borrowing source is the Federal Reserve Discount Window (Discount Window). At March 31, 2007, Trustmark had approximately $606.0 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $586.4 million available at December 31, 2006. In September 2006, Trustmark renewed a two-year revolving line of credit facility in the amount of $50.0 million and subject to certain financial covenants. At March 31, 2007, Trustmark was in compliance with all financial covenants and currently has no draws on this line of credit.

On December 13, 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At March 31, 2007, the carrying amount of the Notes was $49.7 million. The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended. The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB. The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

On August 18, 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust). The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option beginning after five years. Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.856 million in aggregate principal amount of Trustmark’s junior subordinated debentures. The net proceeds to Trustmark from the sale of the junior subordinated debentures to the Trust were used to assist in financing Trustmark’s merger with Republic.

On August 9, 2006, Trustmark National Bank was granted a Class B banking license from the Cayman Islands Monetary Authority. Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank. The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding. At March 31, 2007, Trustmark had $40.0 million in Eurodollar deposits outstanding.

During 2003, Trustmark filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) utilizing a “shelf” registration process. Under this shelf process, Trustmark may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $200.0 million. The securities described in the prospectus include common and preferred stock, depositary shares, debt securities, junior subordinated debt securities and trust preferred securities. Net proceeds from the sales of the offered securities may be used to redeem or repurchase outstanding securities, repay outstanding debt, finance acquisitions of companies and other assets and provide working capital.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2007, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy. Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At March 31, 2007, Trustmark’s shareholders’ equity was $894.0 million, an increase of $2.7 million, or 0.3%, from its level at December 31, 2006. This increase is primarily related to net income of $25.9 million being offset by shares repurchased at a cost of $13.4 million and dividends paid of $12.9 million. Management will continue to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions and maintain an attractive return on equity to shareholders.

Common Stock Repurchase Program
At March 31, 2007, Trustmark had remaining authorization for the repurchase of up to 2.3 million shares of its common stock. Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock. Pursuant to these plans, Trustmark has repurchased approximately 21.8 million shares for $492.6 million, including 468 thousand shares during the first quarter of 2007.

Dividends
Dividends for the three months ended March 31, 2007 were $0.22 per share, increasing 4.8% when compared with dividends of $0.21 per share for the same time period in 2006. Trustmark’s indicated dividend for 2007 is currently $0.88 per share, up from $0.84 per share for 2006.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies. These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB. Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital. Management believes, as of March 31, 2007, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements. At March 31, 2007, the most recent notification from the OCC, TNB’s primary federal banking regulator, categorized TNB as well capitalized. To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC’s notification that Management believes have affected TNB’s present classification.

In addition, during 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes. For regulatory capital purposes, the trust preferred securities qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital. The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.

Regulatory Capital Table
($ in thousands)
	March 31, 2007
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$773,553	11.28%	$548,418	8.00%	n/a	n/a
Trustmark National Bank	746,977	10.97%	541,293	8.00%	$676,617	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$651,819	9.51%	$274,209	4.00%	n/a	n/a
Trustmark National Bank	627,049	9.24%	270,647	4.00%	$405,970	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$651,819	7.68%	$254,572	3.00%	n/a	n/a
Trustmark National Bank	627,049	7.49%	250,568	3.00%	$417,614	5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At March 31, 2007, earning assets were $7.847 billion, or 88.2% of total assets, compared with $7.736 billion, or 87.5% of total assets at December 31, 2006, an increase of $110.3 million, or 1.4%.

Securities
Over the past few years, Management has continually deemphasized the use of investment securities as a major contributor to net interest income. Instead, Trustmark has maintained investment balances for the use of collateral for public deposit relationships and as a tool to manage the effect of interest rate changes on the net interest margin. As Management continues its strategy of exiting certain assets and reducing balances of funding sources, it will also constantly reevaluate its collateral needs and interest rate risk profile before reinvestment of securities occur. Net proceeds from sales and maturities of securities have been used to reduce balances of higher-cost funding sources and as a funding source for loan growth. During the first quarter of 2007, Trustmark continued to deemphasize the holding of investment securities as seen by the decrease in overall balance of $61.2 million, or 5.8%, when compared to December 31, 2006. Trustmark intends to maintain historically lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities.

The securities portfolio can serve as a powerful tool that Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels. The estimated duration of the portfolio was 1.86 years at March 31, 2007, as compared to 1.97 years at December 31, 2006.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity. At March 31, 2007, AFS securities totaled $703.3 million, which represented 71.1% of the securities portfolio, compared to $758.3 million, or 72.2%, at December 31, 2006. At March 31, 2007, net unrealized losses on AFS securities of $8.6 million, net of $3.3 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with net unrealized losses of $11.4 million, net of $4.4 million in deferred income taxes, at December 31, 2006. At March 31, 2007, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities, primarily Federal Reserve Bank and FHLB stock.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2007, HTM securities totaled $286.0 million and represented 28.9% of the total portfolio, compared with $292.2 million, or 27.8%, at the end of 2006.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 83% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans and loans held for sale represented 86.1% of earning assets at both March 31, 2007 and December 31, 2006. Average loans (including loans held for sale) were $6.664 billion for the first quarter of 2007, an increase of $596.5 million, or 9.8%, when compared with the same time period in 2006. Growth in the loan portfolio resulted from increases in loans from Trustmark’s Florida Panhandle, Houston, Texas and South Mississippi markets, as well as, by growth from Dealer Services (indirect automobile financing).

Trustmark makes loans in the normal course of business to certain directors, their immediate families and companies in which they are principal owners. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility at the time of the transaction.

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

Following Katrina, Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005. Trustmark continually reevaluates its estimates for probable losses resulting from Katrina. As a result, during the first quarter of 2007, Trustmark has reduced its allowance for loan losses by $0.6 million on a pretax basis. At March 31, 2007, the allowance for loan losses included specific Katrina accruals totaling $1.4 million, comprised of $0.9 million for mortgage loans and $0.5 million for consumer loans. Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

At March 31, 2007, the allowance for loan losses was $72.0 million compared with $72.1 million at December 31, 2006, a decrease of $0.1 million. The allowance represented 1.09% of total loans outstanding at March 31, 2007, compared to 1.10% at December 31, 2006. As of March 31, 2007, Management believes that the allowance for loan losses adequately provides for probable losses in the loan portfolio.

Net charge-offs for the first quarter of 2007 totaled $1.7 million, or 0.10% of average loans, compared to $165 thousand, or 0.01%, in the same time period in 2006. Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off. Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by residential real estate are generally charged-off when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Other consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due. Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Trustmark's lending policies have resulted in consistently sound asset quality. One measure of asset quality in the financial services industry is the level of nonperforming assets. The details of Trustmark’s nonperforming assets at March 31, 2007 and December 31, 2006 are shown in the accompanying table.

Nonperforming Assets
($ in thousands)
	March 31,	December 31,
	2007	2006
Nonaccrual and restructured loans	$37,061	$36,399
Other real estate (ORE)	2,158	2,509
Total nonperforming assets	$39,219	$38,908

Accruing loans past due 90 days or more	$3,583	$2,957
Serviced GNMA loans eligible for repurchase	6,336	8,510
Total loans past due 90 days or more	$9,919	$11,467

Nonperforming assets/total loans and ORE	0.59%	0.59%

In recent months, there has been heightened focus on sub-prime lending in the financial services industry. While many within the industry have been severely impacted by deteriorating credit quality associated with sub-prime lending, Trustmark has virtually no sub-prime credit exposure. Trustmark’s credit quality indicators remained strong during the first quarter of 2007. Total nonperforming assets at March 31, 2007 were basically flat when compared with December 31, 2006. The allowance coverage of nonperforming loans was 194.41% at March 31, 2007. Loans held for sale past due 90 days or more include $6.3 million in loans serviced by Trustmark and fully guaranteed by the Government National Mortgage Association that are eligible for repurchase.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $104.9 million at March 31, 2007, an increase of $77.6 million when compared with December 31, 2006. Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark. Total deposits were $7.314 billion at March 31, 2007, compared with $6.976 billion at December 31, 2006, an increase of $338.1 million, or 4.8%. This growth was broad-based with increases noted across Trustmark’s franchise. Management has continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state banking franchise. At March 31, 2007, brokered CDs totaled $49.9 million, a decrease of $84.3 million when compared to December 31, 2006. Due to the growth of core deposits, Trustmark has reduced the importance of brokered CDs as a funding source.

Trustmark’s commitment to increasing its presence in higher-growth markets is illustrated by its strategic initiative to build additional banking centers within its four-state banking franchise. This commitment will also benefit Trustmark’s continued focus on increasing core deposit relationships. During the first quarter of 2007, Trustmark opened a new banking center in Houston and anticipates opening two additional offices serving the Houston and Memphis markets during the second quarter of 2007. Trustmark expects to open five or six additional banking centers during the remainder of 2007.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth. Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account. Short-term borrowings totaled $457.6 million at March 31, 2007, a decrease of $283.9 million, compared with $741.5 billion at December 31, 2006. Trustmark had $70.1 million in junior subordinated debentures and $49.7 million in subordinated notes outstanding at March 31, 2007. For further information on the issuance of the debentures and notes, see Note 9 in the Notes to Consolidated Financial Statements. On a consolidated basis, total borrowings have decreased $283.9 million when compared to December 31, 2006, as Trustmark utilized liquidity from the sale and maturity of securities and growth in core deposits to reduce Trustmark’s dependency on wholesale funding products.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the assessed creditworthiness of the borrower. At March 31, 2007 and 2006, Trustmark had commitments to extend credit of $1.9 billion and $1.7 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party. When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At March 31, 2007 and 2006, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $165.1 million and $116.7 million, respectively. These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

The primary tool utilized by the Asset/Liability Committee is a first-party modeling system, which is widely accepted in the financial institutions industry. This system provides information used to evaluate exposure to interest rate risk, project earnings and manage balance sheet growth. This modeling system utilizes the following scenarios in order to give Management a method of evaluating Trustmark’s interest rate, basis and prepayment risk under different conditions:

❖	Rate shocked scenarios of up-and-down 100, 200 and 300 basis points.
❖	Yield curve twist of +/- two standard deviations of the change in spread of the three-month Treasury bill and the ten-year Treasury note yields.
❖	Basis risk scenarios where federal funds/LIBOR spread widens and tightens to the high and low spread determined by using two standard deviations.
❖	Prepayment risk scenarios where projected prepayment speeds in up-and-down 200 basis point rate scenarios are compared to current projected prepayment speeds.

Based on the results of the simulation models using static balances at March 31, 2007, it is estimated that net interest income may increase 3.6% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position. This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates, it is estimated net interest income may decrease by 2.3%, while a 200 basis point decline in interest rates would yield an estimated decrease in net interest income of 6.8%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2007. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements. As of March 31, 2007, the economic value of equity at risk for an instantaneous 100 basis point shift in rates was no more than 1.8% of the market value of Trustmark’s equity.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges. Trustmark’s off balance sheet obligations under these derivative instruments totaled $239.5 million at March 31, 2007 and have a negative valuation adjustment of $0.2 million.

During the first quarter of 2006, a strategy was implemented that utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR. During the first quarter of 2007, the impact of implementing this strategy resulted in a net positive ineffectiveness of $0.3 million.

RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2007
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. Trustmark adopted FIN 48 on January 1, 2007 and, at the date of adoption, had unrecognized tax benefits of $1.0 million. Trustmark did not record any cumulative effect adjustment to retained earnings as a result of the adoption of FIN 48. The entire $1.0 million of unrecognized tax benefits would impact the effective income tax rate if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, Trustmark had $78 thousand of accrued interest expense included in the $1.0 million of unrecognized tax benefits. With limited exception, Trustmark is no longer subject to U. S. federal, state and local audits by tax authorities for 2002 and earlier tax years. As of March 31, 2007, there have been no material changes to the amount of unrecognized tax benefits. Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

New Accounting Standards
Other new pronouncements issued but not effective until after March 31, 2007 are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following, which are currently being evaluated by Management:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management is currently evaluating the impact that SFAS No. 159 will have on Trustmark’s balance sheets and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Provisions of SFAS No. 157 must be applied prospectively as of the beginning of the first fiscal year in which the accounting standard is applied. Management is currently evaluating the impact that SFAS No. 157 will have on Trustmark’s balance sheets and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the discussion of Market/Interest Rate Risk Management found in Management’s Discussion and Analysis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by Trustmark’s Management, with the participation of its Chief Executive Officer and Treasurer and Principal Financial Officer (Principal Financial Officer), of the effectiveness of Trustmark’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that Trustmark’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
There has been no change in Trustmark’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Trustmark’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 2007, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended March 31, 2007:
			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
January 1, 2007 through
January 31, 2007	121,104	$29.53	121,104	2,671,230

February 1, 2007 through
Februrary 28, 2007	8,536	$29.23	8,536	2,662,694

March 1, 2007 through
March 31, 2007	338,413	$28.20	338,413	2,324,281

Total	468,053		468,053

The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal Financial Officer
& Chief Executive Officer

DATE:	May 8, 2007	DATE:	May 8, 2007

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        All other exhibits are omitted, as they are inapplicable or not required by the related instructions.