Form 10-Q
period 2007-06-30
TRUSTMARK CORP
filed 2007-08-06
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 0-3683

Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2007, there were 57,264,283 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks (noninterest-bearing)	$292,248	$392,083
Federal funds sold and securities purchased
under reverse repurchase agreements	20,081	27,259
Securities available for sale (at fair value)	608,906	758,273
Securities held to maturity (fair value: $277,769-2007;
$290,905-2006)	281,403	292,243
Loans held for sale	132,588	95,375
Loans	6,769,632	6,563,153
Less allowance for loan losses	70,948	72,098
Net loans	6,698,684	6,491,055
Premises and equipment	144,263	134,372
Mortgage servicing rights	76,955	69,272
Goodwill	290,852	290,363
Identifiable intangible assets	30,528	32,960
Other assets	252,259	257,715
Total Assets	$8,828,767	$8,840,970

Liabilities
Deposits:
Noninterest-bearing	$1,505,821	$1,574,769
Interest-bearing	5,563,364	5,401,395
Total deposits	7,069,185	6,976,164
Federal funds purchased and securities
sold under repurchase agreements	503,442	470,434
Short-term borrowings	138,529	271,067
Subordinated notes	49,693	49,677
Junior subordinated debt securities	70,104	70,104
Other liabilities	111,654	112,189
Total Liabilities	7,942,607	7,949,635

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,264,283 shares - 2007;
58,676,586 shares - 2006	11,931	12,226
Capital surplus	122,185	158,856
Retained earnings	770,925	740,870
Accumulated other comprehensive loss, net of tax	(18,881)	(20,617)
Total Shareholders' Equity	886,160	891,335
Total Liabilities and Shareholders' Equity	$8,828,767	$8,840,970

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$122,804	$102,637	$241,138	$199,552
Interest on securities:
Taxable	9,018	10,853	18,098	21,928
Tax exempt	1,649	1,793	3,360	3,615
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	457	365	1,433	672
Other interest income	541	488	1,133	1,002
Total Interest Income	134,469	116,136	265,162	226,769
Interest Expense
Interest on deposits	51,686	33,469	102,041	63,444
Interest on federal funds purchased and securities
sold under repurchase agreements	5,014	5,748	8,827	10,804
Other interest expense	3,937	7,301	8,520	14,662
Total Interest Expense	60,637	46,518	119,388	88,910
Net Interest Income	73,832	69,618	145,774	137,859
Provision for loan losses	145	(1,964)	1,784	(4,948)
Net Interest Income After Provision
for Loan Losses	73,687	71,582	143,990	142,807

Noninterest Income
Service charges on deposit accounts	13,729	13,308	26,422	24,997
Insurance commissions	9,901	8,718	18,673	17,067
Wealth management	6,400	5,865	12,279	11,476
General banking - other	6,418	5,470	12,588	10,665
Mortgage banking, net	1,799	2,898	4,554	6,350
Other, net	2,194	2,740	4,018	4,268
Securities gains, net	29	384	87	1,250
Total Noninterest Income	40,470	39,383	78,621	76,073
Noninterest Expense
Salaries and employee benefits	42,853	39,567	86,019	78,944
Services and fees	9,041	8,979	18,599	17,743
Net occupancy - premises	4,634	4,070	9,048	7,954
Equipment expense	4,048	3,589	7,952	7,232
Other expense	8,257	7,547	16,621	15,391
Total Noninterest Expense	68,833	63,752	138,239	127,264
Income Before Income Taxes	45,324	47,213	84,372	91,616
Income taxes	15,496	16,439	28,687	31,523
Net Income	$29,828	$30,774	$55,685	$60,093

Earnings Per Share
Basic	$0.52	$0.55	$0.96	$1.08
Diluted	$0.51	$0.55	$0.95	$1.08

Dividends Per Share	$0.22	$0.21	$0.44	$0.42

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2007	2006

Balance, January 1,	$891,335	$741,463
Cumulative effect adjustment due to change
in accounting for mortgage servicing rights	-	848
Cumulative effect adjustment due to change
in accounting for prior year immaterial misstatements	-	(8,398)
Comprehensive income:
Net income per consolidated statements of income	55,685	60,093
Net change in fair value of securities available
for sale, net of tax	1,126	(3,783)
Net change in defined benefit plans	610	-
Comprehensive income	57,421	56,310
Cash dividends paid	(25,630)	(23,377)
Common stock issued, long-term incentive plan	239	2,018
Compensation expense, long-term incentive plan	1,654	1,547
Repurchase and retirement of common stock	(38,859)	(17,534)
Balance, June 30,	$886,160	$752,877

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
		(See Note 11)
	2007	2006
Operating Activities
Net income	$55,685	$60,093
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	1,784	(4,948)
Depreciation and amortization	13,676	12,546
Net amortization of securities	356	2,417
Securities gains, net	(87)	(1,250)
Gains on sales of loans	(3,072)	(2,900)
Deferred income tax provision	2,924	5,903
Excess tax benefit from exercise of stock options	(7)	(239)
Proceeds from sales of loans held for sale	579,487	535,455
Purchases and originations of loans held for sale	(607,680)	(537,600)
Net increase in mortgage servicing rights	(8,329)	(8,506)
Net (increase) decrease in other assets	(771)	2,904
Net increase in other liabilities	460	929
Other operating activities, net	(2,815)	(3,038)
Net cash provided by operating activities	31,611	61,766

Investing Activities
Proceeds from calls and maturities of securities held to maturity	10,909	4,856
Proceeds from calls and maturities of securities available for sale	181,676	168,083
Proceeds from sales of securities available for sale	62,170	11,052
Purchases of securities held to maturity	-	(6,199)
Purchases of securities available for sale	(93,012)	(62,661)
Net decrease in federal funds sold and securities
purchased under reverse repurchase agreements	7,178	96,695
Net increase in loans	(209,182)	(112,148)
Purchases of premises and equipment	(15,554)	(10,816)
Proceeds from sales of premises and equipment	191	1,728
Proceeds from sales of other real estate	1,116	1,921
Net cash (used in) provided by investing activities	(54,508)	92,511

Financing Activities
Net increase in deposits	93,021	80,499
Net increase (decrease) in federal funds purchased and securities sold
under repurchase agreements	33,008	(5,843)
Net decrease in other borrowings	(138,717)	(224,082)
Cash dividends	(25,630)	(23,377)
Proceeds from exercise of stock options	232	1,779
Excess tax benefit from exercise of stock options	7	239
Repurchase and retirement of common stock	(38,859)	(17,534)
Net cash used in financing activities	(76,938)	(188,319)
Decrease in cash and cash equivalents	(99,835)	(34,042)
Cash and cash equivalents at beginning of period	392,083	387,930
Cash and cash equivalents at end of period	$292,248	$353,888

See notes to consolidated financial statements.

TRUSTMARK CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION AND PRINCIPLES
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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  For the periods presented in this Form 10-Q, these reclassifications include Trustmark’s investment in the stock of the Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) that have been reclassed from investment securities to other assets since these equity securities do not have a readily determinable fair value which places them outside the scope of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Period end balances of FRB and FHLB stock totaled $25.3 million at June 30, 2007, $34.0 million at December 31, 2006 and $28.7 million at June 30, 2006.  In addition, Trustmark has also reclassed its investment in Qualified Zone Academy Bonds (QZABs) from other assets into loans.  QZABs are part of a federal initiative that provides funds on a limited basis to schools that meet very specific criteria for construction and modernization projects.  Interest payments on QZABs, which are covered by the federal government, are provided to Trustmark in the form of a tax credit, in lieu of cash.  Trustmark’s investment in QZABs will be measured in accordance with SFAS No. 115 since these investments meet the definition of a security, however, since Trustmark consistently reports investments of this nature as loans to states and political subdivisions, they have been classified as loans.  Period end balances of QZABs totaled $21.3 million at both June 30, 2007 and December 31, 2006 with the June 30, 2006 balance equaling $19.9 million.

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

NOTE 2 – BUSINESS COMBINATIONS

On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting.   Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million.  The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $18.9 million in other assets as well as deposits of $593.3 million and borrowings and other liabilities of $13.8 million.  These assets and liabilities have been recorded at estimated fair value based on market conditions and risk characteristics at the acquisition date.  Excess costs over tangible net assets acquired totaled $173.5 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $153.5 million to goodwill.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	June 30,	December 31,
	2007	2006
Loans secured by real estate:
Construction, land development and other land loans	$1,059,721	$896,254
Secured by 1-4 family residential properties	1,827,945	1,842,886
Secured by nonfarm, nonresidential properties	1,268,236	1,326,658
Other	132,833	148,921
Loans to finance agricultural production and other loans to farmers	38,999	23,938
Commercial and industrial loans	1,163,346	1,106,460
Consumer loans	1,018,427	934,261
Obligations of states and political subdivisions	205,431	233,666
Other loans	54,694	50,109
Loans	6,769,632	6,563,153
Less allowance for loan losses	70,948	72,098
Net loans	$6,698,684	$6,491,055

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$72,049	$73,542	$72,098	$76,691
Loans charged off	(4,187)	(2,983)	(8,469)	(5,818)
Recoveries	2,941	3,251	5,535	5,921
Net (charge-offs) recoveries	(1,246)	268	(2,934)	103
Provision for possible loan losses	145	(1,964)	1,784	(4,948)
Balance at end of period	$70,948	$71,846	$70,948	$71,846

During the third quarter of 2005, following Hurricane Katrina (Katrina), Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, “Accounting for Contingencies,” Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis.  Trustmark continually reevaluates its estimates for probable losses resulting from Katrina.  As a result, during 2007, Trustmark has reduced its allowance for loan losses by $0.8 million on a pretax basis.  At June 30, 2007, the allowance for loan losses included specific Katrina accruals totaling $1.3 million, comprised of $0.9 million for mortgage loans and $0.4 million for consumer loans.  Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

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

At June 30, 2007 and 2006, the carrying amounts of nonaccrual loans were $27.8 million and $25.1 million, respectively.  Included in these nonaccrual loans at June 30, 2007 and 2006, are loans that are considered to be impaired, which totaled $19.8 million and $20.5 million, respectively.  At June 30, 2007, the total allowance for loan losses related to impaired loans was $4.4 million compared with $3.7 million at June 30, 2006.  The average recorded investment in impaired loans was $25.7 million and $28.4 million for the three and six months ended June 30, 2007 and $20.8 million and $20.9 million for the three and six months ended June 30, 2006.  No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the six months ended June 30, 2007 and 2006.

NOTE 4 – MORTGAGE BANKING

The fair value of MSR is determined using discounted cash flow techniques benchmarked against third party opinions of value. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. At June 30, 2007, the valuation of MSR included an assumed average prepayment speed of 8.01 CPR and an average discount rate of 9.93%.  Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark utilizes derivative instruments to offset changes in the fair value of MSR attributable to changes in market rates. Changes in the fair value of the derivative instruments are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table.  MSR fair values represent the effect of present value decay and the effect of changes in market rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes.  During 2007, the impact of implementing this strategy resulted in a net negative ineffectiveness of $0.8 million.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):
	Six Months Ended June 30,
	2007	2006
Balance at beginning of period	$69,272	$58,424
Cumulative-effect adjustment - change in accounting for MSR	-	1,373
Additions:
Purchase of servicing assets	6,646	6,267
Servicing assets that resulted from transfers
of financial assets	2,747	3,148
Disposals	(1,057)	(1,367)
Change in fair value:
Due to market changes	3,945	6,014
Due to runoff	(4,598)	(4,452)
Due to other	-	(426)
Balance at end of period	$76,955	$68,981

NOTE 5 - DEPOSITS

At June 30, 2007 and December 31, 2006, deposits consisted of the following ($ in thousands):

	June 30,	December 31,
	2007	2006
Noninterest-bearing demand deposits	$1,505,821	$1,574,769
Interest-bearing deposits:
Interest-bearing demand	1,256,870	1,139,238
Savings	1,696,437	1,664,804
Time	2,610,057	2,597,353
Total interest-bearing deposits	5,563,364	5,401,395
Total deposits	$7,069,185	$6,976,164

NOTE 6 - STOCK AND INCENTIVE COMPENSATION PLANS

On May 10, 2005, the shareholders of Trustmark approved the Trustmark Corporation 2005 Stock and Incentive Compensation Plan (the 2005 Plan), which was adopted by the Board of Directors and replaced the Trustmark Corporation 1997 Long Term Incentive Plan (the 1997 Plan).  The purpose of the 2005 Plan is to promote the success of Trustmark and its subsidiaries by providing incentives to key associates and directors that will promote the identification of their personal interest with the long term financial success of Trustmark and with growth in shareholder value.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors upon whose judgment, interest and special efforts the successful conduct of its operations is largely dependent.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

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

Stock Option Grants
During the first six months of 2007, there were no stock option awards.  While Trustmark has historically issued nonqualified stock options to key associates, corporate America has begun migrating towards awards of actual stock grants based upon corporate performance or tenure with the company.  As such, Trustmark has made a decision to award restricted stock grants designed with either a performance-based or time-based restriction instead of nonqualified stock options.

Stock option-based compensation expense totaled $611 thousand and $892 thousand for the first six months of 2007 and 2006, respectively.  Stock option-based compensation expense totaled $109 thousand and $474 thousand for the three months ended June 30, 2007 and 2006, respectively.

Restricted Stock Grants
Performance Awards
During the first six months of 2007, Trustmark awarded 70,500 shares of restricted stock to 27 key members of Trustmark’s executive management team, as well as 4,750 shares of restricted stock to the Trustmark Board of Directors.  These performance awards vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  These awards are restricted until December 31, 2009.   Awards based on TSR are valued under SFAS No. 123R utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE awards are valued under SFAS No. 123R, utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest.

Time-Vested Awards
Trustmark’s time-vested awards are granted as an incentive in both employee recruitment and retention and are issued to non-executive management associates. During 2007, Trustmark awarded 35,500 shares of time-vested awards, which are restricted for thirty-six months from the award dates.  During the second quarter, 33,500 of these shares were awarded, while 2,000 shares were awarded during the first quarter.  The weighted average share price of the shares awarded during 2007 was $28.65.

During the first six months of 2007 and 2006, Trustmark recorded compensation expense for restricted stock awards of $1.0 million and $655 thousand, respectively.  During the three-month period ended June 30, 2007 and 2006, Trustmark recorded compensation expense for restricted stock awards of $429 thousand and $456 thousand, respectively.

NOTE 7 – BENEFIT PLANS

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

As a result of the adoption of SFAS No. 158, Trustmark elected to move its measurement date for the plan to December 31 from October 31.  The following table presents information regarding the net periodic benefit cost for the three and six-month periods ended June 30, 2007 and 2006  ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$326	$654	$653	$1,308
Interest cost	1,175	1,098	2,349	2,196
Expected return on plan assets	(1,323)	(1,307)	(2,645)	(2,615)
Amortization of prior service cost	(128)	(88)	(255)	(175)
Recognized net actuarial loss	564	613	1,127	1,227
Net periodic benefit cost	$614	$970	$1,229	$1,941

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  In 2007, Trustmark's minimum required contribution is zero.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which was December 31, 2006 for amounts related to 2007 and October 31, 2005 for amounts related to 2006.

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

The following table presents information regarding the plan's net periodic benefit cost for the three and six-month periods ended June 30, 2007 and 2006 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$328	$401	$648	$805
Interest cost	454	413	908	826
Amortization of prior service cost	35	34	70	69
Recognized net actuarial loss	24	36	47	74
Net periodic benefit cost	$841	$884	$1,673	$1,774

NOTE 8 – CONTINGENCIES

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

At June 30, 2007 and 2006, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $168.3 million and $114.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2007, the fair value of collateral held was $47.5 million.

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

NOTE 9 – SUBORDINATED NOTES PAYABLE AND JUNIOR SUBORDINATED DEBT SECURITIES

In December 2006, Trustmark National Bank (TNB) issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At June 30, 2007, the carrying amount of the Notes was $49.7 million.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

NOTE 10 – EARNINGS PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic shares	57,807	55,565	58,156	55,630
Dilutive shares (related to stock options)	218	269	259	176
Diluted shares	58,025	55,834	58,415	55,806

NOTE 11 - STATEMENTS OF CASH FLOWS

Trustmark paid $27.1 million in income taxes during the first half of 2007, compared to $25.5 million during the first half of 2006.  Interest paid on deposit liabilities and other borrowings approximated $119.1 million in the first half of 2007 and $86.2 million in the first half of 2006.  For the six months ended June 30, 2007 and 2006, noncash transfers from loans to foreclosed properties were $2.6 million and $1.2 million, respectively.

During the quarter ended March 31, 2007, Trustmark identified an immaterial error in its statements of cash flows for prior periods.  Trustmark improperly reported certain noncash transactions relating to GNMA mortgage loans eligible for repurchase in various components within the cash flow statements.  These changes had no impact to the overall total of cash inflows and outflows within the cash flow statements.  Trustmark has deemed these changes immaterial to its consolidated financial statements taken as a whole.  Please see Trustmark’s Form 10-Q for the period ended March 31, 2007 for changes made in cash flow statements for the years ended December 31, 2006 and December 31, 2005 as well as the quarter ended March 31, 2006.  The following table reflects the changes in the cash flow statements for the six months ended June 30, 2006 ($ in thousands):

	As Originally Reported	Adjustment	As Adjusted
Six Months Ended June 30, 2006
Net cash provided by operating activities	$74,190	$(12,424)	$61,766
Net cash provided by investing activities	127,631	(35,120)	92,511
Net cash used in financing activities	(235,863)	47,544	(188,319)
Decrease in cash and cash equivalents	(34,042)	-	(34,042)
Cash and cash equivalents at beginning of period	387,930	-	387,930
Cash and cash equivalents at end of period	$353,888	$-	$353,888

NOTE 12 – SEGMENT INFORMATION

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

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations.  Trustmark uses a match-funded transfer pricing process to assess operating segment performance.  Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services.   In the first six months of 2007, Trustmark updated its estimates for probable losses resulting from Katrina and released provision for loan losses of $642 thousand on a pretax basis.  Management has determined that these adjustments, due to their unusual nature, should be included in the administration division.

The following tables disclose financial information by reportable segment for the periods ended June 30, 2007 and 2006.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
June 30, 2007
Net interest income (expense) from external customers	$71,167	$1,127	$(1)	$1,539	$73,832
Internal funding	(2,130)	(117)	-	2,247	-
Net interest income (expense)	69,037	1,010	(1)	3,786	73,832
Provision for loan losses	1,385	(19)	-	(1,221)	145
Net interest income (expense) after provision for loan losses	67,652	1,029	(1)	5,007	73,687
Noninterest income	24,242	6,528	9,919	(219)	40,470
Noninterest expense	49,727	4,966	6,254	7,886	68,833
Income (loss) before income taxes	42,167	2,591	3,664	(3,098)	45,324
Income taxes (benefit)	14,542	916	1,423	(1,385)	15,496
Segment net income (loss)	$27,625	$1,675	$2,241	$(1,713)	$29,828

Selected Financial Information
Average assets	$7,267,903	$89,263	$19,412	$1,429,079	$8,805,657
Depreciation and amortization	$5,439	$101	$102	$1,412	$7,054

For the three months ended
June 30, 2006
Net interest income (expense) from external customers	$67,822	$1,248	$(2)	$550	$69,618
Internal funding	(1,459)	(195)	-	1,654	-
Net interest income (expense)	66,363	1,053	(2)	2,204	69,618
Provision for loan losses	(151)	(6)	-	(1,807)	(1,964)
Net interest income (expense) after provision for loan losses	66,514	1,059	(2)	4,011	71,582
Noninterest income	23,663	5,948	8,934	838	39,383
Noninterest expense	44,930	4,785	5,750	8,287	63,752
Income (loss) before income taxes	45,247	2,222	3,182	(3,438)	47,213
Income taxes (benefit)	15,603	804	1,241	(1,209)	16,439
Segment net income (loss)	$29,644	$1,418	$1,941	$(2,229)	$30,774

Selected Financial Information
Average assets	$6,584,264	$87,638	$24,647	$1,462,327	$8,158,876
Depreciation and amortization	$5,458	$113	$99	$938	$6,608

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the six months ended	Division	Division	Division	Division	Total
June 30, 2007
Net interest income (expense) from external customers	$139,261	$2,267	$(2)	$4,248	$145,774
Internal funding	(1,400)	(291)	-	1,691	-
Net interest income (expense)	137,861	1,976	(2)	5,939	145,774
Provision for loan losses	2,377	(20)	-	(573)	1,784
Net interest income (expense) after provision for loan losses	135,484	1,996	(2)	6,512	143,990
Noninterest income	47,854	12,525	18,725	(483)	78,621
Noninterest expense	100,056	9,988	12,098	16,097	138,239
Income (loss) before income taxes	83,282	4,533	6,625	(10,068)	84,372
Income taxes (benefit)	28,751	1,609	2,568	(4,241)	28,687
Segment net income (loss)	$54,531	$2,924	$4,057	$(5,827)	$55,685

Selected Financial Information
Average assets	$7,230,770	$87,500	$19,386	$1,472,541	$8,810,197
Depreciation and amortization	$10,441	$211	$200	$2,824	$13,676

For the six months ended
June 30, 2006
Net interest income (expense) from external customers	$133,922	$2,057	$(4)	$1,884	$137,859
Internal funding	(2,643)	59	-	2,584	-
Net interest income (expense)	131,279	2,116	(4)	4,468	137,859
Provision for loan losses	204	(8)	-	(5,144)	(4,948)
Net interest income (expense) after provision for loan losses	131,075	2,124	(4)	9,612	142,807
Noninterest income	45,518	11,777	17,239	1,539	76,073
Noninterest expense	90,188	9,467	11,468	16,141	127,264
Income (loss) before income taxes	86,405	4,434	5,767	(4,990)	91,616
Income taxes (benefit)	29,786	1,613	2,245	(2,121)	31,523
Segment net income (loss)	$56,619	$2,821	$3,522	$(2,869)	$60,093

Selected Financial Information
Average assets	$6,568,031	$87,481	$24,250	$1,501,221	$8,180,983
Depreciation and amortization	$10,257	$212	$199	$1,878	$12,546

NOTE 13 – RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2007
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  Trustmark adopted FIN 48 on January 1, 2007 and, at the date of adoption, had unrecognized tax benefits of $1.0 million.  Trustmark did not record any cumulative effect adjustment to retained earnings as a result of the adoption of FIN 48. The entire $1.0 million of unrecognized tax benefits would impact the effective income tax rate if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 1, 2007, Trustmark had $78 thousand of accrued interest expense included in the $1.0 million of unrecognized tax benefits. With limited exception, Trustmark is no longer subject to U. S. federal, state and local audits by tax authorities for 2002 and earlier tax years.  As of June 30, 2007, there have been no material changes to the amount of unrecognized tax benefits.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

New Accounting Standards
Other new pronouncements issued but not effective until after June 30, 2007 are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following, which are currently being evaluated by Management:

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

FORWARD–LOOKING STATEMENTS

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

OVERVIEW

Business
Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968.  Trustmark commenced doing business in November 1968.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through approximately 150 offices and 2,700 associates predominantly within the states of Florida, Mississippi, Tennessee and Texas.

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

Financial Highlights
Trustmark’s net income totaled $29.8 million in the second quarter of 2007, which represented basic and diluted earnings per share of $0.52 and $0.51, respectively. Net income for the second quarter of 2006 totaled $30.8 million resulting in basic and diluted earnings per share of $0.55. Trustmark’s second quarter net income produced returns on average shareholders’ equity and average assets of 13.37% and 1.36%, respectively, compared with second quarter 2006 returns of 16.29% and 1.51%.  During the first six months of 2007, Trustmark’s net income totaled $55.7 million, which represented basic and diluted earnings per share of $0.96 and $0.95, respectively. Trustmark’s performance during the first six months of 2007 resulted in returns on average shareholders’ equity and average assets of 12.52% and 1.27%, respectively, compared with the first six months of 2006 returns of 16.15% and 1.48%, respectively.  Highlights of the second quarter of 2007 compared to figures one year earlier included:

•	Average total loans in the second quarter of 2007 increased $685.4 million, or 11.2%
•	Average total deposits in the second quarter of 2007 increased $940.7 million, or 15.3%
•	Net interest income expanded $4.1 million, or 5.7%
•	Insurance and Wealth Management income grew 13.6% and 9.1%, respectively
•	Credit quality remained outstanding

Business Combinations
On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting.   Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million.  The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are preliminary and are subject to final determination and valuation of the fair value of assets acquired and liabilities assumed. At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $18.9 million in other assets as well as deposits of $593.3 million and borrowings and other liabilities of $13.8 million.  These assets and liabilities have been recorded at fair value based on market conditions and risk characteristics at the acquisition date.  Excess costs over tangible net assets acquired totaled $173.5 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $153.5 million to goodwill.  Trustmark’s financial statements include the results of operations for the Republic business combination from the merger date.

Banking Center Expansion Program
During the second quarter of 2007, Trustmark continued to make investments to support additional revenue growth and profitability as well as to reallocate resources to areas with additional growth potential. To this end, Trustmark opened two new banking centers in Houston and Memphis during the second quarter of 2007 and anticipates the opening of four additional offices serving the Jackson, Hattiesburg, Houston and Florida panhandle markets during the remainder of this year.  Trustmark also closed three offices during the second quarter of 2007 that had limited growth opportunities.  These actions reflect Management’s commitment to build long-term value for shareholders.

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

Trustmark updates its estimates for probable losses resulting from Katrina on a quarterly basis.  As a result, Trustmark has reduced its allowance for loan losses during 2007 by $0.8 million and other reserves by $0.4 million on a pretax basis resulting in an increase to Trustmark’s net income of $0.7 million, or $0.01 per share.  The accompanying table reflects the quarterly financial impact these changes in estimates had on reported earnings.

At June 30, 2007, the allowance for loan losses included specific Katrina accruals totaling $1.3 million, comprised of $0.9 million for mortgage loans and $0.4 million for consumer loans.  Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

Management is presenting, in the accompanying table, adjustments to net income as reported in accordance with generally accepted accounting principles for significant items resulting from Katrina. Management believes this information will help users compare Trustmark’s current results to those of prior periods.

	Quarter Ended
	6/30/2007		6/30/2006
	Amount	Basic EPS	Amount	Basic EPS

Net Income as reported-GAAP	$29,828	$0.516	$30,774	$0.554

Adjustments (net of taxes):
Less items related to Hurricane Katrina
Provision for loan losses	-	-	(1,047)	(0.019)
Mortgage related charges	-	-	(164)	(0.003)
	-	-	(1,211)	(0.022)

Net Income adjusted for specific items (Non-GAAP)	$29,828	$0.516	$29,563	$0.532

	Year-to-Date
	6/30/2007		6/30/2006
	Amount	Basic EPS	Amount	Basic EPS

Net Income as reported-GAAP	$55,685	$0.958	$60,093	$1.080

Adjustments (net of taxes):
Less items related to Hurricane Katrina
Provision for loan losses	(396)	(0.007)	(2,991)	(0.054)
Mortgage related charges	(269)	(0.005)	(680)	(0.012)
	(665)	(0.012)	(3,671)	(0.066)

Net Income adjusted for specific items (Non-GAAP)	$55,020	$0.946	$56,422	$1.014

CRITICAL ACCOUNTING POLICIES

Trustmark’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry.   Application of these accounting principles requires Management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first six months of 2007.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances are immaterial.  As previously discussed, Trustmark acquired Republic Bancshares of Texas, Inc., during the third quarter of 2006.  Accordingly, the results of this acquisition have been included in Trustmark’s average balance sheets and results of operations since the merger date of August 25, 2006.

Net interest income-FTE for the first six months of 2007 increased $7.8 million, or 5.4%, when compared with the same time period in 2006.  Trustmark has achieved a richer mix of earning assets when compared to the previous year with growth in higher yielding loans being funded primarily by the maturities and calls of lower yielding investment securities.  In addition, the growth in core deposits has helped reduce Trustmark’s dependence on higher costing wholesale funding products while providing valuable liquidity for funding earning assets when the first six months of 2007 is compared with the same time period in 2006. The combination of these factors resulted in a relatively stable NIM of 3.90%, when the first six months of 2007 is compared with the same time period in 2006. For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first six months of 2007 were $7.786 billion, compared with $7.370 billion for the same time period in 2006, an increase of $416.5 million. More importantly, the mix of average earning assets changed dramatically when comparing 2007 to 2006.  Average total loans during the first six months of 2007 increased $641.2 million, or 10.5%, relative to the same time period in 2006 while average investment securities decreased by $250.3 million, or 19.9%, during the same time period.  Since June 2005, Management has emphasized its intention to reposition, in an orderly manner, the investment securities portfolio to a size and nature that supports the primary objectives of neutralizing earnings volatility from the effect of interest rate cycles while providing liquidity to fund higher yielding loans or reduce Trustmark’s overall need for wholesale funding. This change in product mix combined with a rising interest rate environment has resulted in an increase in interest income-FTE of $38.3 million, or 16.5%, when the first six months of 2007 are compared with the same time period in 2006.  This impact is illustrated by the yield on total earning assets increasing from 6.34% for the first six months of 2006, to 6.99% for the same time period of 2007, an increase of 65 basis points.

Average interest-bearing liabilities for the first six months of 2007 totaled $6.300 billion compared with $5.950 billion for the same time period in 2006, an increase of $349.5 million, or 5.9%.  Trustmark’s ability to attract core deposits has also resulted in a major change in the mix of interest-bearing liabilities.  This change is illustrated by an increase in average interest-bearing deposits of $821.3 million, or 17.1%, compared with a decrease of $591.7 million from wholesale funding sources such as federal funds purchased, securities sold under repurchase agreements and FHLB advances. In addition, growth in Trustmark’s average noninterest-bearing deposits of $114.3 million has also provided critical liquidity while helping to replace higher cost wholesale funding products. Management has made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, as a major component in improving the net interest margin and, ultimately, profitability. As a result of these factors, total interest expense for the first six months of 2007 increased $30.5 million, or 34.3%, when compared with the same time period in 2006.

Yield/Rate Analysis Table
($ in thousands)

	Quarter Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$33,811	$457	5.42%	$28,513	$365	5.13%
Securities - taxable	852,239	9,018	4.24%	1,077,116	10,853	4.04%
Securities - nontaxable	139,118	2,536	7.31%	151,212	2,759	7.32%
Loans (including loans held for sale)	6,784,126	124,765	7.38%	6,098,751	104,601	6.88%
Total interest-earning assets	7,809,294	136,776	7.03%	7,355,592	118,578	6.47%
Cash and due from banks	285,424			315,722
Other assets	783,339			561,241
Allowance for loan losses	(72,400)			(73,679)
Total Assets	$8,805,657			$8,158,876

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,615,752	51,686	3.69%	$4,785,575	33,469	2.81%
Federal funds purchased and securities sold
under repurchase agreements	426,738	5,014	4.71%	522,632	5,748	4.41%
Borrowings	262,607	3,937	6.01%	614,787	7,301	4.76%
Total interest-bearing liabilities	6,305,097	60,637	3.86%	5,922,994	46,518	3.15%
Noninterest-bearing demand deposits	1,484,611			1,374,068
Other liabilities	120,879			104,221
Shareholders' equity	895,070			757,593
Total Liabilities and
Shareholders' Equity	$8,805,657			$8,158,876

Net Interest Margin		76,139	3.91%		72,060	3.93%

Less tax equivalent adjustment		2,307			2,442

Net Interest Margin per
Consolidated Statements of Income		$73,832			$69,618

Yield/Rate Analysis Table
($ in thousands)

	Six Months Ended June 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$53,832	$1,433	5.37%	$28,160	$672	4.81%
Securities - taxable	866,128	18,098	4.21%	1,106,396	21,928	4.00%
Securities - nontaxable	141,945	5,169	7.34%	151,979	5,562	7.38%
Loans (including loans held for sale)	6,724,206	245,322	7.36%	6,083,045	203,598	6.75%
Total interest-earning assets	7,786,111	270,022	6.99%	7,369,580	231,760	6.34%
Cash and due from banks	315,532			324,685
Other assets	780,980			561,986
Allowance for loan losses	(72,426)			(75,268)
Total Assets	$8,810,197			$8,180,983

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,617,638	102,041	3.66%	$4,796,292	63,444	2.67%
Federal funds purchased and securities sold
under repurchase agreements	389,475	8,827	4.57%	526,398	10,804	4.14%
Borrowings	292,449	8,520	5.87%	627,407	14,662	4.71%
Total interest-bearing liabilities	6,299,562	119,388	3.82%	5,950,097	88,910	3.01%
Noninterest-bearing demand deposits	1,489,999			1,375,713
Other liabilities	124,054			104,600
Shareholders' equity	896,582			750,573
Total Liabilities and
Shareholders' Equity	$8,810,197			$8,180,983

Net Interest Margin		150,634	3.90%		142,850	3.91%

Less tax equivalent adjustment		4,860			4,991

Net Interest Margin per
Consolidated Statements of Income		$145,774			$137,859

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses for the first six months of 2007 totaled $1.8 million compared with a benefit of $4.9 million during the same time period in 2006.  Since Katrina, Trustmark has continually evaluated its specific allocation for allowance for loan losses related to the storm.  During the first half of 2007, Trustmark released $642 thousand Katrina related allowance compared to $4.8 million during the same time period in 2006. At June 30, 2007, $1.3 million of Trustmark’s allowance for loan losses remains allocated to loans impacted by Katrina. The decrease in the provision for loan losses of $1.5 million when comparing the second quarter of 2007 to the first quarter of 2007 can be largely attributed to an improvement in asset quality as seen by the decline in nonperforming assets of $8.0 million.

Noninterest Income
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Service charges on deposit accounts	$13,729	$13,308	$421	3.2%	$26,422	$24,997	$1,425	5.7%
Insurance commissions	9,901	8,718	1,183	13.6%	18,673	17,067	1,606	9.4%
Wealth management	6,400	5,865	535	9.1%	12,279	11,476	803	7.0%
General banking - other	6,418	5,470	948	17.3%	12,588	10,665	1,923	18.0%
Mortgage banking, net	1,799	2,898	(1,099)	-37.9%	4,554	6,350	(1,796)	-28.3%
Other, net	2,194	2,740	(546)	-19.9%	4,018	4,268	(250)	-5.9%
Total Noninterest Income excl sec gains, net	40,441	38,999	1,442	3.7%	78,534	74,823	3,711	5.0%
Securities gains, net	29	384	(355)	n/m	87	1,250	(1,163)	n/m
Total Noninterest Income	$40,470	$39,383	$1,087	2.8%	$78,621	$76,073	$2,548	3.3%
n/m - not meaningful

Net charge-offs totaled $2.9 million in the first six months of 2007 versus net recoveries of $103 thousand in the same time period in 2006.  Net charge-offs related to Katrina in both periods were not material.  Net charge-offs to average loans for Trustmark were 0.09% in the first six months of 2007 and 0.00% in the same time period in 2006.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to show strong growth and plays an important role in improving net income and total shareholder value.  Total noninterest income for the first six months of 2007, excluding securities gains, increased $3.7 million, or 5.0%, compared to the same time period in 2006.  The comparative components of noninterest income for the three and six months ended June 30, 2007 and 2006 are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges for deposit products and services, which totaled $26.4 million for the first six months of 2007 compared with $25.0 million for the first six months of 2006, an increase of $1.4 million, or 5.7%. In evaluating the net change in service charges, revenues from NSF fees grew due to increased rates and usage during the first six months of 2007 while service charges on deposit accounts declined due to the migration of accounts without fees.

Insurance commissions were $18.7 million during the first six months of 2007, an increase of $1.6 million, or 9.4%, when compared with $17.1 million in the first six months of 2006.  The growth during 2007 is attributable to an increase in rates along the Gulf Coast and the Florida panhandle.

Wealth management income totaled $12.3 million for the first six months of 2007, compared with $11.5 million during the same time period in 2006, an increase of $803 thousand, or 7.0%. Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first six months of 2007 is largely attributed to an increase in trust and investment management fee income resulting from new account growth. In addition, revenues from brokerage services have increased due to solid production and the addition of new investment representatives.  At June 30, 2007, Trustmark held assets under management and administration of $7.2 billion and brokerage assets of $1.2 billion.

General banking-other totaled $12.6 million during the first six months of 2007, compared with $10.7 million in the same time period in 2006. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  These increased revenues can be attributed primarily to continued strong growth in Trustmark’s debit and credit card usage.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Mortgage servicing income, net	$3,478	$3,239	$239	7.4%	$6,956	$6,574	$382	5.8%
Change in fair value-MSR from market changes	4,392	2,202	2,190	99.5%	3,945	6,014	(2,069)	-34.4%
Change in fair value-MSR from runoff	(2,494)	(2,400)	(94)	3.9%	(4,598)	(4,452)	(146)	3.3%
Change in fair value of derivatives	(5,492)	(1,881)	(3,611)	192.0%	(4,777)	(4,437)	(340)	7.7%
Gains on sales of loans	1,496	1,613	(117)	-7.3%	2,841	2,654	187	7.0%
Other, net	419	125	294	235.2%	187	(3)	190	n/m
Mortgage banking, net	$1,799	$2,898	$(1,099)	-37.9%	$4,554	$6,350	$(1,796)	-28.3%
n/m - not meaningful

Net revenues from mortgage banking were $4.6 million during the first six months of 2007, compared with $6.4 million in the first six months of 2006. As shown in the accompanying table, net mortgage servicing income has increased $382 thousand, or 5.8% when the first six months of 2007 is compared with the same time period in 2006.  This increase coincides with growth in the balance of the mortgage servicing portfolio.  Loans serviced for others totaled $4.2 billion at June 30, 2007 compared with $3.9 billion at June 30, 2006.

Trustmark utilizes derivative instruments to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to interest rate changes.  During the first six months of 2007, the impact of implementing this strategy resulted in a net negative ineffectiveness of $0.8 million compared with $0.6 million in net positive ineffectiveness during the first six months of 2006.  The decrease in hedging ineffectiveness is primarily due to the increase in volatility in long-term interest rates during the second quarter of 2007.  In addition, for the first half of 2006, the fair value change in MSR attributable to the change in interest rates included approximately $1.0 million in fair value adjustments that occurred prior to the utilization of Trustmark’s strategy to use derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of MSR from present value decay, also referred to as “runoff,” reduced total mortgage banking income by $4.6 million and $4.5 million for the first half of 2007 and 2006, respectively.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $2.8 million in the first six months of 2007 compared with $2.7 million in the same time period in 2006.  This growth in the gain on sales of loans coincides with an increase in loan sales from secondary marketing activities of approximately $43.8 million when the first six months of 2007 is compared with the same time period in 2006.

Securities gains totaled $87 thousand during the first six months of 2007 compared with securities gains of $1.3 million during the same time period in 2006. The securities gains for 2006 came primarily from a voluntary redemption of an investment in one of the family of Performance mutual funds that was originally funded by Trustmark.

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

Noninterest Expense
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and employee benefits	$42,853	$39,567	$3,286	8.3%	$86,019	$78,944	$7,075	9.0%
Services and fees	9,041	8,979	62	0.7%	18,599	17,743	856	4.8%
Net occupancy - premises	4,634	4,070	564	13.9%	9,048	7,954	1,094	13.8%
Equipment expense	4,048	3,589	459	12.8%	7,952	7,232	720	10.0%
Other expense	8,257	7,547	710	9.4%	16,621	15,391	1,230	8.0%
Total Noninterest Expense	$68,833	$63,752	$5,081	8.0%	$138,239	$127,264	$10,975	8.6%

Trustmark’s noninterest expense for the first six months of 2007 increased $11.0 million, or 8.6%, compared to the same time period in 2006.  Excluding the impact of the business combination with Republic, the adjusted 2007 increase in noninterest expense was $2.9 million, or 2.3%.  The comparative components of noninterest expense for the first six months of 2007 and 2006 are shown in the accompanying table.

Salaries and employee benefits, the largest category of noninterest expense, were $86.0 million in the first six months of 2007 and $78.9 million in the same time period in 2006.  Included in the 2007 totals are approximately $6.0 million of salaries and benefits related to the Republic business combination.  Adjusting for Republic, the increase was 1.4%, which reflects general merit increases as well as additional benefits resulting from first quarter incentive payments.

The growth in net occupancy-premises expense for the first six months of 2007 was $1.1 million, or 13.8%, when compared with the same time period in 2006. The Republic business combination and the impact of the banking center expansion program resulted in a net increase of seven Trustmark locations when June 30, 2007 is compared with June 30, 2006 which has contributed to additional occupancy expense during that time period.

As part of the reengineering process mentioned above, Trustmark completed the implementation of remote branch capture during the second quarter of 2007 for its Florida, Texas and Memphis locations.  As a result, transportation costs have been significantly reduced as air transportation has been eliminated from the check clearing process.  Additional technology upgrades are expected to take place throughout the remainder of 2007 that will further reduce courier expenses related to ground transportation routes within the state of Mississippi.  Also during the second quarter of 2007, Trustmark completed technology upgrades which have allowed for the exchange of fully imaged cash letters with the Federal Reserve and other upstream correspondent banks thus reducing overall check clearing costs while improving funds availability.  During the first quarter of 2007, Trustmark completed the installation of middleware which will be utilized in Trustmark’s legacy systems to allow software adjustments to be made more quickly thus improving efficiency.  As a result of these implementations, additional costs related to these processes have accounted for a portion of the increases in services and fees, equipment expenses and other expenses seen above.

Income Taxes
For the six months ended June 30, 2007, Trustmark’s combined effective tax rate was 34.0% compared to 34.4% for the same time period in 2006.  The slight decrease in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

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

The primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At June 30, 2007, Trustmark estimated gross fed funds borrowing capacity at $1.599 billion, compared to $1.505 billion at December 31, 2006. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $50.0 million in short-term advances at June 30, 2007, compared with $202.5 million in short-term advances at December 31, 2006.  These advances are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  Under the existing borrowing agreement, Trustmark has $1.442 billion available in unused FHLB advances.  Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At June 30, 2007, Trustmark had approximately $641.9 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $586.4 million available at December 31, 2006.  In September 2006, Trustmark renewed a two-year revolving line of credit facility in the amount of $50.0 million and subject to certain financial covenants. At June 30, 2007, Trustmark was in compliance with all financial covenants and had $17.0 million in draws on this line of credit.

During the fourth quarter of 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At June 30, 2007, the carrying amount of the Notes was $49.7 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

During the third quarter of 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust).  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option beginning after five years.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.856 million in aggregate principal amount of Trustmark’s junior subordinated debentures.  The net proceeds to Trustmark from the sale of the junior subordinated debentures to the Trust were used to assist in financing Trustmark’s merger with Republic.

Also during the third quarter of 2006, Trustmark National Bank was granted a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At June 30, 2007, Trustmark had no Eurodollar deposits outstanding.

Trustmark continues to use its “shelf” registration statement filed on Form S-3 with the Securities and Exchange Commission (SEC) as another possible source of liquidity.  Under this shelf process, Trustmark may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $200.0 million.  The securities described in the prospectus include common and preferred stock, depositary shares, debt securities, junior subordinated debt securities and trust preferred securities.  Net proceeds from the sales of the offered securities may be used to redeem or repurchase outstanding securities, repay outstanding debt, finance acquisitions of companies and other assets and provide working capital.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2007, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy.  Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At June 30, 2007, Trustmark’s shareholders’ equity was $886.2 million, a decrease of $5.2 million, or 0.6%, from its level at December 31, 2006.  During the first six months of 2007, shareholders’ equity was reduced by shares repurchased at a cost of $38.9 million and dividends paid of $25.6 million which more than offset the increase to shareholders’ equity provided by net income of $55.7 million.  Trustmark utilizes a sophisticated capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Repurchase Program
At June 30, 2007, Trustmark had remaining authorization for the repurchase of up to 1.4 million shares of its common stock.  Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock.  Pursuant to these plans, Trustmark has repurchased approximately 22.7 million shares for $518.1 million, including 1.4 million shares during the first six months of 2007.

Dividends
Dividends for the six months ended June 30, 2007 were $0.44 per share, increasing 4.8% when compared with dividends of $0.42 per share for the same time period in 2006.  Trustmark’s indicated dividend for 2007 is currently $0.88 per share, up from $0.84 per share for 2006.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital.  Management believes, as of June 30, 2007, that Trustmark and TNB have met or exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  At June 30, 2007, the most recent notification from the OCC, TNB’s primary federal banking regulator, categorized TNB as well-capitalized.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC’s notification that Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)
	June 30, 2007
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$764,606	10.91%	$560,435	8.00%	n/a	n/a
Trustmark National Bank	749,028	10.86%	553,395	8.00%	$691,744	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$643,965	9.19%	$280,218	4.00%	n/a	n/a
Trustmark National Bank	634,392	9.19%	276,698	4.00%	$415,046	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$643,965	7.60%	$254,297	3.00%	n/a	n/a
Trustmark National Bank	634,392	7.62%	250,207	3.00%	$417,011	5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At June 30, 2007, earning assets were $7.813 billion, or 88.5% of total assets, compared with $7.736 billion, or 87.5% of total assets at December 31, 2006, an increase of $76.3 million, or 1.0%.

Securities
Over the past few years, Management has continually deemphasized the use of investment securities as a major contributor to net interest income.  Instead, Trustmark has maintained investment balances for the use of collateral for public deposit relationships and as a tool to manage the effect of interest rate changes on the net interest margin.  As Management continues its strategy of exiting certain assets and reducing balances of funding sources, it will also constantly reevaluate its collateral needs and interest rate risk profile before reinvestment of securities occur.  Net proceeds from sales and maturities of securities have been used to reduce balances of higher-cost funding sources and as a funding source for loan growth.  During the first six months of 2007, Trustmark continued to deemphasize the holding of investment securities as seen by the decrease in overall balance of $160.2 million, or 15.3%, when compared to December 31, 2006.  Trustmark intends to maintain historically lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels.  The estimated duration of the portfolio was 2.09 years at June 30, 2007, as compared to 1.97 years at December 31, 2006.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At June 30, 2007, AFS securities totaled $608.9 million, which represented 68.4% of the securities portfolio, compared to $758.3 million, or 72.2%, at December 31, 2006.  At June 30, 2007, net unrealized losses on AFS securities of $9.5 million, net of $3.6 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with net unrealized losses of $11.4 million, net of $4.4 million in deferred income taxes, at December 31, 2006.  At June 30, 2007, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2007, HTM securities totaled $281.4 million and represented 31.6% of the total portfolio, compared with $292.2 million, or 27.8%, at the end of 2006.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 82% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.

Loans and Allowance for Loan Losses
Loans and loans held for sale represented 88.3% of earning assets at June 30, 2007, as compared to 86.1% at December 31, 2006.  Average loans (including loans held for sale) were $6.724 billion for the first six months of 2007, an increase of $641.2 million, or 10.5%, when compared with the same time period in 2006.  Growth in the loan portfolio resulted from increases in loans from Trustmark’s Florida panhandle, Houston, Texas and South Mississippi markets, as well as, by growth from the Corporate and Dealer Services (indirect automobile financing) groups.

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

Following Katrina, Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005.  Trustmark continually reevaluates its estimates for probable losses resulting from Katrina.  As a result, during the six months of 2007, Trustmark has reduced its allowance for loan losses by $0.8 million on a pretax basis.  At June 30, 2007, the allowance for loan losses included specific Katrina accruals totaling $1.3 million, comprised of $0.9 million for mortgage loans and $0.4 million for consumer loans.  Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

At June 30, 2007, the allowance for loan losses was $70.9 million compared with $72.1 million at December 31, 2006, a decrease of $1.2 million. This reduction in Trustmark’s allowance for loan losses is directly attributable to the decrease in nonperforming assets achieved during the first half of 2007 as seen in the accompanying table.  The allowance represented 1.05% of total loans outstanding at June 30, 2007, compared to 1.10% at December 31, 2006. As of June 30, 2007, Management believes that the allowance for loan losses adequately provides for probable losses in the loan portfolio.

Net charge-offs for the first six months of 2007 totaled $2.9 million, or 0.09% of average loans, compared to net recoveries of $103 thousand, or 0.00%, in the same time period in 2006. Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off.  Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by residential real estate are generally charged-off when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Other consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Trustmark's lending policies have resulted in consistently sound asset quality.  One measure of asset quality in the financial services industry is the level of nonperforming assets.  The details of Trustmark’s nonperforming assets at June 30, 2007 and December 31, 2006 are shown in the accompanying table.

Nonperforming Assets
($ in thousands)
	June 30,	December 31,
	2007	2006
Nonaccrual and restructured loans	$27,770	$36,399
Other real estate (ORE)	3,408	2,509
Total nonperforming assets	$31,178	$38,908

Nonperforming assets/total loans and ORE	0.46%	0.59%

Accruing loans past due 90 days or more	$6,433	$2,957
Serviced GNMA loans eligible for repurchase	11,273	8,510
Total loans past due 90 days or more	$17,706	$11,467

In recent months, there has been heightened focus on sub-prime lending in the financial services industry.  While many within the industry have been severely impacted by deteriorating credit quality associated with sub-prime lending, Trustmark has virtually no sub-prime credit exposure.  Trustmark’s credit quality indicators remained strong during the first six months of 2007.  Total nonperforming assets at June 30, 2007 were significantly lower when compared with December 31, 2006.  The allowance coverage of nonperforming loans was 255.5% at June 30, 2007. Loans held for sale past due 90 days or more include $11.3 million in loans serviced by Trustmark and fully guaranteed by the Government National Mortgage Association that are eligible for repurchase.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $20.1 million at June 30, 2007, a decrease of $7.2 million when compared with December 31, 2006.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Total deposits were $7.069 billion at June 30, 2007, compared with $6.976 billion at December 31, 2006, an increase of $93.0 million, or 1.3%.  This growth was broad-based with increases noted across Trustmark’s franchise. Management has continued to focus on increasing core deposit relationships under attractive terms as a tool to fuel growth throughout Trustmark’s four-state banking franchise.  At June 30, 2007, brokered CDs totaled $49.8 million, a decrease of $84.4 million when compared to December 31, 2006.  Due to the growth of core deposits, Trustmark has reduced its dependence on brokered CDs as a funding source.

Trustmark’s commitment to increasing its presence in higher-growth markets is illustrated by its strategic initiative to build additional banking centers within its four-state banking franchise.  This commitment will also benefit Trustmark’s continued focus on increasing core deposit relationships.  During the first six months of 2007, Trustmark opened three new banking centers in Houston and Memphis, and anticipates opening four additional offices serving the Jackson, Hattiesburg, Houston and Florida panhandle markets during the remainder of 2007.  Trustmark also closed three offices during the second quarter of 2007 that had limited growth opportunities.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account.  Short-term borrowings totaled $642.0 million at June 30, 2007, a decrease of $99.5 million, compared with $741.5 million at December 31, 2006.  Trustmark had $70.1 million in junior subordinated debentures and $49.7 million in subordinated notes outstanding at June 30, 2007. For further information on the issuance of the debentures and notes, see Note 9 in the Notes to Consolidated Financial Statements.  On a consolidated basis, total borrowings have decreased $99.5 million when compared to December 31, 2006, as Trustmark utilized liquidity from the sale and maturity of securities and growth in core deposits to reduce Trustmark’s dependency on wholesale funding products.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2007 and 2006, Trustmark had commitments to extend credit of $2.0 billion and $1.7 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At June 30, 2007 and 2006, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $168.3 million and $114.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at June 30, 2007, it is estimated that net interest income may increase 2.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position.  This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a 100 basis point decrease in interest rates, it is estimated net interest income may decrease by 1.5%, while a 200 basis point decline in interest rates would yield an estimated decrease in net interest income of 4.3%.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2007. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements. As of June 30, 2007, the economic value of equity at risk for an instantaneous 100 basis point shift in rates was no more than 1.6% of the market value of Trustmark’s equity.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges.   Trustmark’s off balance sheet obligations under these derivative instruments totaled $226.3 million at June 30, 2007 and have a negative valuation adjustment of $1.1 million.

During the first quarter of 2006, a strategy was implemented that utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  During the first six months of 2007, the impact of implementing this strategy resulted in a net negative ineffectiveness of $0.8 million.

RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2007
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  Trustmark adopted FIN 48 on January 1, 2007 and, at the date of adoption, had unrecognized tax benefits of $1.0 million.  Trustmark did not record any cumulative effect adjustment to retained earnings as a result of the adoption of FIN 48. The entire $1.0 million of unrecognized tax benefits would impact the effective income tax rate if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 1, 2007, Trustmark had $78 thousand of accrued interest expense included in the $1.0 million of unrecognized tax benefits. With limited exception, Trustmark is no longer subject to U. S. federal, state and local audits by tax authorities for 2002 and earlier tax years.  As of June 30, 2007, there have been no material changes to the amount of unrecognized tax benefits.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

New Accounting Standards
Other new pronouncements issued but not effective until after June 30, 2007 are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following, which are currently being evaluated by Management:

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 2007, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 through
April 30, 2007	92,500	$27.01	92,500	2,231,781

May 1, 2007 through
May 31, 2007	617,200	$26.83	617,200	1,614,581

June 1, 2007 through
June 30, 2007	244,000	$26.36	244,000	1,370,581

Total	953,700		953,700

The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Trustmark’s shareholders was held on May 8, 2007.  At this meeting, the following individuals were elected to serve as Directors of Trustmark until the annual meeting of shareholders in 2008 or until their respective successors are elected and qualified.  The vote was cast as follows:

			Votes Cast
	Votes Cast in Favor		Against/Withheld
	Number	%	Number	%
J. Kelly Allgood	45,712,604	98.74%	587,063	1.26%
Reuben V. Anderson	45,768,978	98.86%	530,688	1.14%
Adolphus B. Baker	45,979,916	99.31%	319,751	0.69%
William C. Deviney, Jr.	45,858,083	99.05%	441,584	0.95%
C. Gerald Garnett	45,856,848	99.05%	442,818	0.95%
Daniel A. Grafton	45,952,506	99.26%	347,161	0.74%
Richard G. Hickson	45,876,147	99.09%	423,520	0.91%
John M. McCullouch	45,968,815	99.29%	330,852	0.71%
Richard H. Puckett	45,712,403	98.74%	587,263	1.26%
R. Michael Summerford	45,192,396	97.61%	1,107,271	2.39%
Kenneth W. Williams	45,712,504	98.74%	587,163	1.26%
William G. Yates, Jr.	45,834,838	99.00%	464,829	1.00%

 ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	August 6, 2007	DATE:	August 6, 2007

EXHIBIT INDEX

3.2	Bylaws of Trustmark Corporation (as amended and restated as of July 17, 2007). Filed July 18, 2007, as Exhibit 3.2 to Trustmark’s Form 8-K Current Report, incorporated by reference.
31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.