Form 10-Q
period 2007-09-30
TRUSTMARK CORP
filed 2007-11-08
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 0-3683

Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2007, there were 57,272,408 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks (noninterest-bearing)	$306,107	$392,083
Federal funds sold and securities purchased
under reverse repurchase agreements	28,625	27,259
Securities available for sale (at fair value)	519,920	758,273
Securities held to maturity (fair value: $278,095-2007;
$290,905-2006)	278,385	292,243
Loans held for sale	133,693	95,375
Loans	6,917,541	6,563,153
Less allowance for loan losses	72,368	72,098
Net loans	6,845,173	6,491,055
Premises and equipment	146,630	134,372
Mortgage servicing rights	73,253	69,272
Goodwill	291,177	290,363
Identifiable intangible assets	29,313	32,960
Other assets	258,711	257,715
Total Assets	$8,910,987	$8,840,970

Liabilities
Deposits:
Noninterest-bearing	$1,435,231	$1,574,769
Interest-bearing	5,467,221	5,401,395
Total deposits	6,902,452	6,976,164
Federal funds purchased and securities
sold under repurchase agreements	525,142	470,434
Short-term borrowings	340,598	271,067
Subordinated notes	49,701	49,677
Junior subordinated debt securities	70,104	70,104
Other liabilities	115,453	112,189
Total Liabilities	8,003,450	7,949,635

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,272,408 shares - 2007;
58,611,242 shares - 2006	11,933	12,226
Capital surplus	123,227	158,856
Retained earnings	787,356	740,870
Accumulated other comprehensive loss, net of tax	(14,979)	(20,617)
Total Shareholders' Equity	907,537	891,335
Total Liabilities and Shareholders' Equity	$8,910,987	$8,840,970

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$127,959	$112,282	$369,097	$311,834
Interest on securities:
Taxable	7,181	10,222	25,279	32,150
Tax exempt	1,574	1,803	4,934	5,418
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	397	346	1,830	1,018
Other interest income	482	544	1,615	1,546
Total Interest Income	137,593	125,197	402,755	351,966

Interest Expense
Interest on deposits	50,423	41,781	152,464	105,225
Interest on federal funds purchased and securities
sold under repurchase agreements	5,898	4,896	14,725	15,700
Other interest expense	6,186	7,890	14,706	22,552
Total Interest Expense	62,507	54,567	181,895	143,477
Net Interest Income	75,086	70,630	220,860	208,489
Provision for loan losses	4,999	(81)	6,783	(5,029)

Net Interest Income After Provision
for Loan Losses	70,087	70,711	214,077	213,518

Noninterest Income
Service charges on deposit accounts	13,849	14,360	40,271	39,357
Insurance commissions	8,983	8,935	27,656	26,002
Wealth management	6,507	5,770	18,786	17,246
General banking - other	6,111	5,668	18,699	16,333
Mortgage banking, net	2,503	1,131	7,057	7,481
Other, net	3,593	3,559	7,611	7,827
Securities gains, net	23	645	110	1,895
Total Noninterest Income	41,569	40,068	120,190	116,141

Noninterest Expense
Salaries and employee benefits	42,257	40,231	128,276	119,175
Services and fees	9,285	9,240	27,884	26,983
Net occupancy - premises	4,753	4,479	13,801	12,433
Equipment expense	3,922	3,731	11,874	10,963
Other expense	8,271	8,144	24,892	23,535
Total Noninterest Expense	68,488	65,825	206,727	193,089
Income Before Income Taxes	43,168	44,954	127,540	136,570
Income taxes	14,087	15,193	42,774	46,716
Net Income	$29,081	$29,761	$84,766	$89,854

Earnings Per Share
Basic	$0.51	$0.53	$1.47	$1.61
Diluted	$0.51	$0.52	$1.46	$1.60

Dividends Per Share	$0.22	$0.21	$0.66	$0.63

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2007	2006

Balance, January 1,	$891,335	$741,463
Cumulative effect adjustment due to change
in accounting for mortgage servicing rights	-	848
Cumulative effect adjustment due to change
in accounting for prior year immaterial misstatements	-	(8,398)
Comprehensive income:
Net income per consolidated statements of income	84,766	89,854
Net change in fair value of securities available
for sale, net of tax	4,723	1,624
Net change in defined benefit plans	915	-
Comprehensive income	90,404	91,478
Cash dividends paid	(38,280)	(35,701)
Repurchase and retirement of common stock	(38,859)	(18,809)
Compensation expense, long-term incentive plan	2,488	2,432
Common stock issued, long-term incentive plan	449	4,407
Common stock issued in business combination	-	103,812
Balance, September 30,	$907,537	$881,532

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
		(See Note 11)
	2007	2006
Operating Activities
Net income	$84,766	$89,854
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	6,783	(5,029)
Depreciation and amortization	21,032	19,672
Net amortization of securities	1,020	3,549
Securities gains, net	(110)	(1,895)
Gains on sales of loans	(5,197)	(4,907)
Deferred income tax provision	795	5,255
Proceeds from sales of loans held for sale	916,278	874,221
Purchases and originations of loans held for sale	(943,198)	(877,386)
Net increase in mortgage servicing rights	(12,577)	(12,736)
Net increase in other assets	(9,284)	(3,012)
Net increase in other liabilities	4,756	4,445
Other operating activities, net	2,960	1,008
Net cash provided by operating activities	68,024	93,039

Investing Activities
Proceeds from calls and maturities of securities held to maturity	13,938	9,622
Proceeds from calls and maturities of securities available for sale	287,866	238,934
Proceeds from sales of securities available for sale	62,170	90,358
Purchases of securities held to maturity	-	(6,707)
Purchases of securities available for sale	(105,082)	(73,361)
Net (increase) decrease in federal funds sold and securities
purchased under reverse repurchase agreements	(1,366)	123,208
Net increase in loans	(359,770)	(185,346)
Purchases of premises and equipment	(20,889)	(16,001)
Proceeds from sales of premises and equipment	295	1,788
Proceeds from sales of other real estate	2,333	2,135
Net cash paid in business combination	-	(78,920)
Net cash (used in) provided by investing activities	(120,505)	105,710

Financing Activities
Net (decrease) increase in deposits	(73,712)	245,425
Net increase (decrease) in federal funds purchased and securities sold
under repurchase agreements	54,708	(169,867)
Net increase (decrease) in other borrowings	62,199	(325,594)
Proceeds from issuance of junior subordinated debt securities	-	61,856
Cash dividends	(38,280)	(35,701)
Proceeds from exercise of stock options	439	3,928
Excess tax benefit from exercise of stock options	10	480
Repurchase and retirement of common stock	(38,859)	(18,809)
Net cash used in financing activities	(33,495)	(238,282)
Decrease in cash and cash equivalents	(85,976)	(39,533)
Cash and cash equivalents at beginning of period	392,083	387,930
Cash and cash equivalents at end of period	$306,107	$348,397

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  For the periods presented in this Form 10-Q, these reclassifications include Trustmark’s investment in the stock of the Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) that have been reclassed from investment securities to other assets since these equity securities do not have a readily determinable fair value which places them outside the scope of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Period end balances of FRB and FHLB stock totaled $33.2 million at September 30, 2007, $34.0 million at December 31, 2006 and $37.4 million at September 30, 2006.  In addition, Trustmark has also reclassed its investment in Qualified Zone Academy Bonds (QZABs) from other assets into loans.  QZABs are part of a federal initiative that provides funds on a limited basis to schools that meet very specific criteria for construction and modernization projects.  Interest payments on QZABs, which are covered by the federal government, are provided to Trustmark in the form of a tax credit, in lieu of cash.  Trustmark’s investment in QZABs is measured in accordance with SFAS No. 115 since these investments meet the definition of a security; however, since Trustmark consistently reports investments of this nature as loans to states and political subdivisions, they have been classified as loans.  Period end balances of QZABs totaled $21.3 million at both September 30, 2007 and December 31, 2006 with the September 30, 2006 balance equaling $20.0 million.

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

NOTE 2 – BUSINESS COMBINATIONS

On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting.   Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million.  The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations were finalized during 2007, which increased goodwill by $814 thousand and were related to various acquisition related expenses and finalization of Republic’s short-period income tax return. At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $19.2 million in other assets as well as deposits of $593.3 million and borrowings and other liabilities of $14.2 million.  These assets and liabilities have been recorded at estimated fair value based on market conditions and risk characteristics at the acquisition date.  Excess costs over tangible net assets acquired totaled $173.8 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $153.8 million to goodwill.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	September 30,	December 31,
	2007	2006
Loans secured by real estate:
Construction, land development and other land loans	$1,155,737	$896,254
Secured by 1-4 family residential properties	1,756,427	1,842,886
Secured by nonfarm, nonresidential properties	1,269,625	1,326,658
Other	142,505	148,921
Loans to finance agricultural production and other loans to farmers	30,486	23,938
Commercial and industrial loans	1,241,772	1,106,460
Consumer loans	1,068,610	934,261
Obligations of states and political subdivisions	210,925	233,666
Other loans	41,454	50,109
Loans	6,917,541	6,563,153
Less allowance for loan losses	72,368	72,098
Net loans	$6,845,173	$6,491,055

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$70,948	$71,846	$72,098	$76,691
Loans charged off	(6,417)	(4,056)	(14,886)	(9,874)
Recoveries	2,838	2,513	8,373	8,434
Net charge-offs	(3,579)	(1,543)	(6,513)	(1,440)
Provision for possible loan losses	4,999	(81)	6,783	(5,029)
Allowance of acquired bank	-	5,317	-	5,317
Balance at end of period	$72,368	$75,539	$72,368	$75,539

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio.  Trustmark’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, with adjustments considering current economic events and conditions.  This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received on impaired loans that may be susceptible to significant changes.  Based on recommendations from regulatory authorities, Trustmark modified its methodology regarding industry concentrations for commercial loans.  This modification lowered specific industry reserves by $3.5 million, which were offset by increases in other quantitative and qualitative reserves for commercial loans.  This increase was warranted by current economic conditions.  Management believes that the allowance for loan losses adequately provides for probable losses in its loan portfolio at September 30, 2007.

During the third quarter of 2005, immediately following in the aftermath of Hurricane Katrina, Trustmark initiated a process to assess the storm’s impact on its customers and on Trustmark’s consolidated financial statements.  In accordance with SFAS No. 5, “Accounting for Contingencies,” Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis.  Trustmark continually reevaluates its estimates for probable losses resulting from Katrina.  As a result, during 2007, Trustmark has reduced its allowance for loan losses by $0.6 million on a pretax basis.  At September 30, 2007, the allowance for loan losses included specific Katrina accruals totaling $1.2 million.  Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

At September 30, 2007 and 2006, the carrying amounts of nonaccrual loans were $45.4 million and $27.8 million, respectively.  Included in these nonaccrual loans at September 30, 2007 and 2006, are loans that are considered to be impaired, which totaled $36.4 million and $24.5 million, respectively.  The total allowance for loan losses related to impaired loans was $6.7 million at September 30, 2007 and 2006.  The average recorded investment in impaired loans was $30.8 million and $29.2 million for the three and nine months ended September 30, 2007, and $22.3 million and $21.4 million for the three and nine months ended September 30, 2006.  No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the nine months ended September 30, 2007 and 2006.

NOTE 4 – MORTGAGE BANKING

The fair value of MSR is determined using discounted cash flow techniques benchmarked against third party valuations. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. At September 30, 2007, the valuation of MSR included an assumed average prepayment speed of 9.72 CPR and an average discount rate of 9.91%.  Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark utilizes derivative instruments to offset changes in the fair value of MSR attributable to changes in market rates. Changes in the fair value of the derivative instruments are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table.  MSR fair values represent the effect of present value decay and the effect of changes in market rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes.  During 2007, the impact of implementing this strategy resulted in a net negative ineffectiveness of $0.8 million, which represented no change in ineffectiveness during the third quarter of 2007.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2007	2006
Balance at beginning of period	$69,272	$58,424
Cumulative-effect adjustment - change in accounting for MSR	-	1,373
Additions:
Purchase of servicing assets	10,116	9,602
Servicing assets that resulted from transfers
of financial assets	4,168	5,185
Disposals	(1,707)	(2,051)
Change in fair value:
Due to market changes	(1,323)	2,113
Due to runoff	(7,279)	(7,654)
Due to other	6	(466)
Balance at end of period	$73,253	$66,526

NOTE 5 - DEPOSITS

At September 30, 2007 and December 31, 2006, deposits consisted of the following ($ in thousands):

	September 30,	December 31,
	2007	2006
Noninterest-bearing demand deposits	$1,435,231	$1,574,769
Interest-bearing deposits:
Interest-bearing demand	1,191,749	1,139,238
Savings	1,622,944	1,664,804
Time	2,652,528	2,597,353
Total interest-bearing deposits	5,467,221	5,401,395
Total deposits	$6,902,452	$6,976,164

NOTE 6 – STOCK AND INCENTIVE COMPENSATION PLANS

On May 10, 2005, the shareholders approved the Trustmark Corporation 2005 Stock and Incentive Compensation Plan (the 2005 Plan), which was adopted by the Board of Directors and replaced the Trustmark Corporation 1997 Long Term Incentive Plan (the 1997 Plan).  The purpose of the 2005 Plan is to promote the success of Trustmark and its subsidiaries by providing incentives to key associates and directors that will promote the identification of their personal interest with the long term financial success of Trustmark and with growth in shareholder value.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors upon whose judgment, interest and special efforts the successful conduct of its operations is largely dependent.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

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

Stock Option Grants
During the first nine months of 2007, there were no stock option awards.  Stock option-based compensation expense totaled $948 thousand and $1.4 million for the first nine months of 2007 and 2006, respectively.  Stock option-based compensation expense totaled $338 thousand and $507 thousand for the three months ended September 30, 2007 and 2006, respectively.

Restricted Stock Grants
Performance Awards
During the first nine months of 2007, Trustmark awarded 70,500 shares of restricted stock to 27 key members of Trustmark’s executive management team, as well as 4,750 shares of restricted stock to the Trustmark Board of Directors.  These performance awards vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  These awards are restricted until December 31, 2009.   Awards based on TSR are valued under SFAS No. 123R utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE awards are valued under SFAS No. 123R, utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest.

Time-Vested Awards
Trustmark’s time-vested awards are granted as an incentive in both employee recruitment and retention and are issued to non-executive management associates. During the three and nine months ended September 30, 2007, Trustmark awarded 500 and 36,000 shares, respectively, of time-vested awards, which are restricted for thirty-six months from the award dates.  The weighted average share price of the shares awarded during the three and nine months ended September 30, 2007 was $24.81 and $28.60, respectively.

During the first nine months of 2007 and 2006, Trustmark recorded compensation expense for restricted stock awards of $1.5 million and $1.0 million, respectively.  During the three-month period ended September 30, 2007 and 2006, Trustmark recorded compensation expense for restricted stock awards of $497 thousand and $379 thousand, respectively.

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

As a result of the adoption of SFAS No. 158, Trustmark elected to move its measurement date for the plan to December 31 from October 31.  The following table presents information regarding the net periodic benefit cost for the three and nine-month periods ended September 30, 2007 and 2006  ($ in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$327	$654	$980	$1,962
Interest cost	1,174	1,098	3,523	3,294
Expected return on plan assets	(1,323)	(1,308)	(3,968)	(3,923)
Amortization of prior service cost	(127)	(87)	(382)	(262)
Recognized net actuarial loss	564	614	1,691	1,841
Net periodic benefit cost	$615	$971	$1,844	$2,912

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

The following table presents information regarding the plan's net periodic benefit cost for the three and nine-month periods ended September 30, 2007 and 2006 ($ in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006
Net periodic benefit cost
Service cost	$330	$396	$978	$1,201
Interest cost	454	413	1,362	1,239
Amortization of prior service cost	35	35	105	104
Recognized net actuarial loss	23	36	70	110
Net periodic benefit cost	$842	$880	$2,515	$2,654

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

At September 30, 2007 and 2006, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $171.9 million and $119.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2007, the fair value of collateral held was $48.2 million.

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

NOTE 9 – SUBORDINATED NOTES PAYABLE AND JUNIOR SUBORDINATED DEBT SECURITIES

In December 2006, Trustmark National Bank (TNB) issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At September 30, 2007, the carrying amount of the Notes was $49.7 million.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

In addition, pursuant to the merger with Republic Bancshares of Texas, Inc. on August 25, 2006, Trustmark assumed the liability for $8.2 million in junior subordinated debt securities issued to Republic Bancshares Capital Trust I (Republic Trust), also a Delaware trust.  Republic Trust used the proceeds from the issuance of $8.0 million in trust preferred securities to acquire the junior subordinated debt securities.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.

As defined in applicable accounting standards, both Trustmark Preferred Capital Trust I and Republic Bancshares Capital Trust I, wholly-owned subsidiaries of Trustmark, are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock grants outstanding during the period.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic shares	57,267	56,591	57,856	55,954
Dilutive shares	260	240	287	154
Diluted shares	57,527	56,831	58,143	56,108

NOTE 11 - STATEMENTS OF CASH FLOWS

Trustmark paid $34.7 million in income taxes during the first nine months of 2007, compared to $39.5 million during the first nine months of 2006.  Interest paid on deposit liabilities and other borrowings approximated $185.4 million in the first nine months of 2007 and $136.1 million in the first nine months of 2006.  For the nine months ended September 30, 2007 and 2006, noncash transfers from loans to foreclosed properties were $5.6 million and $1.6 million, respectively. Assets acquired during the third quarter of 2006 as a result of the Republic business combination totaled $648.3 million, while liabilities assumed totaled $607.5 million.

During the quarter ended March 31, 2007, Trustmark identified an immaterial error in its statements of cash flows for prior periods.  Trustmark improperly reported certain noncash transactions relating to GNMA mortgage loans eligible for repurchase in various components within the cash flow statements.  These changes had no impact to the overall total of cash inflows and outflows within the cash flow statements.  Trustmark has deemed these changes immaterial to its consolidated financial statements taken as a whole.  Please see Trustmark’s Form 10-Q for the period ended March 31, 2007 for changes made in cash flow statements for the years ended December 31, 2006 and December 31, 2005 as well as the quarter ended March 31, 2006.  In addition, please see Note 1 for certain reclassifications that have been made to the balance sheet and cash flow statements in order to conform to the current period presentation.  The following table reflects the changes in the cash flow statements for the nine months ended September 30, 2006 ($ in thousands):

	As Reported	Adjustment	As Adjusted
Nine Months Ended September 30, 2006
Net cash provided by operating activities	$117,528	$(24,489)	$93,039
Net cash provided by investing activities	128,765	(23,055)	105,710
Net cash used in financing activities	(285,826)	47,544	(238,282)
Decrease in cash and cash equivalents	(39,533)	-	(39,533)
Cash and cash equivalents at beginning of period	387,930	-	387,930
Cash and cash equivalents at end of period	$348,397	$-	$348,397

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

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations.  Trustmark uses a match-funded transfer pricing process to assess operating segment performance.  Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services.  In the first nine months of 2007, Trustmark updated its estimates for probable losses resulting from Katrina and released provision for loan losses of $642 thousand on a pretax basis, compared with $6.3 million released during the first nine months of 2006.  Management has determined that these adjustments, due to their unusual nature, should be included in the administration division.

The following tables disclose financial information by reportable segment for the periods ended September 30, 2007 and 2006.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
September 30, 2007
Net interest income (expense) from external customers	$76,392	$1,302	$-	$(2,608)	$75,086
Internal funding	(6,235)	(274)	-	6,509	-
Net interest income (expense)	70,157	1,028	-	3,901	75,086
Provision for loan losses	3,571	23	-	1,405	4,999
Net interest income (expense) after provision for loan losses	66,586	1,005	-	2,496	70,087
Noninterest income	25,761	6,721	9,019	68	41,569
Noninterest expense	47,972	4,774	6,481	9,261	68,488
Income (loss) before income taxes	44,375	2,952	2,538	(6,697)	43,168
Income taxes (benefit)	15,307	1,043	984	(3,247)	14,087
Segment net income (loss)	$29,068	$1,909	$1,554	$(3,450)	$29,081

Selected Financial Information
Average assets	$7,424,380	$93,119	$28,111	$1,291,838	$8,837,448
Depreciation and amortization	$5,767	$87	$107	$1,395	$7,356

For the three months ended
September 30, 2006
Net interest income (expense) from external customers	$72,002	$1,244	$(2)	$(2,614)	$70,630
Internal funding	(2,739)	(266)	-	3,005	-
Net interest income (expense)	69,263	978	(2)	391	70,630
Provision for loan losses	1,429	-	-	(1,510)	(81)
Net interest income (expense) after provision for loan losses	67,834	978	(2)	1,901	70,711
Noninterest income	24,633	5,887	9,089	459	40,068
Noninterest expense	46,432	4,628	5,999	8,766	65,825
Income (loss) before income taxes	46,035	2,237	3,088	(6,406)	44,954
Income taxes (benefit)	15,963	818	1,180	(2,768)	15,193
Segment net income (loss)	$30,072	$1,419	$1,908	$(3,638)	$29,761

Selected Financial Information
Average assets	$6,841,085	$91,460	$33,199	$1,484,276	$8,450,020
Depreciation and amortization	$5,739	$105	$96	$1,186	$7,126

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the nine months ended	Division	Division	Division	Division	Total
September 30, 2007
Net interest income (expense) from external customers	$215,653	$3,569	$(2)	$1,640	$220,860
Internal funding	(7,635)	(565)	-	8,200	-
Net interest income (expense)	208,018	3,004	(2)	9,840	220,860
Provision for loan losses	5,948	3	-	832	6,783
Net interest income (expense) after provision for loan losses	202,070	3,001	(2)	9,008	214,077
Noninterest income	73,615	19,246	27,744	(415)	120,190
Noninterest expense	148,028	14,762	18,579	25,358	206,727
Income (loss) before income taxes	127,657	7,485	9,163	(16,765)	127,540
Income taxes (benefit)	44,058	2,652	3,552	(7,488)	42,774
Segment net income (loss)	$83,599	$4,833	$5,611	$(9,277)	$84,766

Selected Financial Information
Average assets	$7,296,015	$89,394	$22,326	$1,411,645	$8,819,380
Depreciation and amortization	$16,208	$298	$307	$4,219	$21,032

For the nine months ended
September 30, 2006
Net interest income (expense) from external customers	$205,924	$3,301	$(6)	$(730)	$208,489
Internal funding	(5,382)	(207)	-	5,589	-
Net interest income (expense)	200,542	3,094	(6)	4,859	208,489
Provision for loan losses	1,633	(8)	-	(6,654)	(5,029)
Net interest income (expense) after provision for loan losses	198,909	3,102	(6)	11,513	213,518
Noninterest income	70,151	17,664	26,328	1,998	116,141
Noninterest expense	136,620	14,095	17,467	24,907	193,089
Income (loss) before income taxes	132,440	6,671	8,855	(11,396)	136,570
Income taxes (benefit)	45,749	2,431	3,425	(4,889)	46,716
Segment net income (loss)	$86,691	$4,240	$5,430	$(6,507)	$89,854

Selected Financial Information
Average assets	$6,660,049	$88,822	$27,266	$1,495,510	$8,271,647
Depreciation and amortization	$15,996	$317	$295	$3,064	$19,672

NOTE 13 – RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2007

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  Trustmark adopted FIN 48 on January 1, 2007 and, at the date of adoption, had unrecognized tax benefits of $1.0 million.  Trustmark did not record any cumulative effect adjustment to retained earnings as a result of the adoption of FIN 48. The entire $1.0 million of unrecognized tax benefits would impact the effective income tax rate if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 1, 2007, Trustmark had $78 thousand of accrued interest expense included in the $1.0 million of unrecognized tax benefits. With limited exception, Trustmark is no longer subject to U. S. federal, state and local audits by tax authorities for 2002 and earlier tax years.  As of September 30, 2007, there have been no material changes to the amount of unrecognized tax benefits.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

New Accounting Standards
Other new pronouncements issued but not effective until after September 30, 2007 are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following, which are currently being evaluated by Management:

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

OVERVIEW

Business
Trustmark is a multi-bank holding company headquartered in Jackson, Mississippi, incorporated under the Mississippi Business Corporation Act on August 5, 1968.  Trustmark commenced doing business in November 1968.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through approximately 150 offices and 2,600 associates predominantly within the states of Florida, Mississippi, Tennessee and Texas.

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

Financial Highlights
Trustmark’s net income totaled $29.1 million in the third quarter of 2007, which represented basic and diluted earnings per share of $0.51. Net income for the third quarter of 2006 totaled $29.8 million resulting in basic and diluted earnings per share of $0.53 and $0.52, respectively. Trustmark’s third quarter net income produced returns on average shareholders’ equity and average assets of 12.80% and 1.31%, respectively, compared with third quarter 2006 returns of 14.65% and 1.40%.  During the first nine months of 2007, Trustmark’s net income totaled $84.8 million, which represented basic and diluted earnings per share of $1.47 and $1.46, respectively. Trustmark’s performance during the first nine months of 2007 resulted in returns on average shareholders’ equity and average assets of 12.62% and 1.29%, respectively, compared with the first nine months of 2006 returns of 15.62% and 1.45%, respectively.  Highlights of the third quarter of 2007 compared to second quarter of 2007 include:
•	Average total loans increased $186.3 million, or 2.7%
•	Net interest income (FTE) expanded 1.6% to $77.4 million, resulting in a stable net interest margin of 3.91%
•	Noninterest income increased 2.7% to $41.6 million
•	Noninterest expense declined for the second consecutive quarter
•	Continued investment in banking center expansion program with opening of two additional offices

Business Combinations
On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc. (Republic) in a business combination accounted for by the purchase method of accounting.   Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million.  The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs. The purchase price allocations are final.  Trustmark’s financial statements include the results of operations for the Republic business combination from the merger date.

Banking Center Expansion Program
During the third quarter of 2007, Trustmark continued to make investments to support additional revenue growth and profitability as well as to reallocate resources to areas with additional growth potential. To this end, Trustmark opened two new banking centers in its Jackson and Hattiesburg markets during the third quarter of 2007 and anticipates the opening of two additional banking centers serving the Houston and Florida panhandle markets during the remainder of this year.  These actions reflect Management’s commitment to build long-term value for shareholders.

Non-GAAP Disclosures
Management is presenting, in the accompanying table, adjustments to net income as reported in accordance with generally accepted accounting principles for significant items resulting from Hurricane Katrina (Katrina).  As a result of its quarterly evaluation of estimated probable losses resulting from Katrina, Trustmark reduced its allowance for loan losses during 2007 by $0.6 million and other reserves by $0.4 million on a pretax basis resulting in an increase to Trustmark’s net income of $0.7 million, or $0.01 per share.  Management believes this information will help users compare Trustmark’s current results to those of prior periods.

	Quarter Ended
	9/30/2007		9/30/2006
	Amount	Basic EPS	Amount	Basic EPS

Net Income as reported-GAAP	$29,081	$0.508	$29,761	$0.526

Adjustments (net of taxes):
Less items related to Hurricane Katrina
Provision for loan losses	-	-	(874)	(0.015)
Mortgage related charges	-	-	(14)	(0.001)
	-	-	(888)	(0.016)

Net Income adjusted for specific items (Non-GAAP)	$29,081	$0.508	$28,873	$0.510

	Year-to-Date
	9/30/2007		9/30/2006
	Amount	Basic EPS	Amount	Basic EPS

Net Income as reported-GAAP	$84,766	$1.465	$89,854	$1.606

Adjustments (net of taxes):
Less items related to Hurricane Katrina
Provision for loan losses	(396)	(0.007)	(3,865)	(0.069)
Mortgage related charges	(269)	(0.005)	(694)	(0.012)
	(665)	(0.012)	(4,559)	(0.081)

Net Income adjusted for specific items (Non-GAAP)	$84,101	$1.453	$85,295	$1.525

CRITICAL ACCOUNTING POLICIES

Trustmark’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the financial services industry.   Application of these accounting principles requires Management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first nine months of 2007.

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

Net interest income-FTE for the first nine months of 2007 increased $12.1 million, or 5.6%, when compared with the same time period in 2006.  Trustmark has achieved a richer mix of earning assets when compared to the previous year with growth in higher yielding loans being funded primarily by the maturities and calls of lower yielding investment securities.  In addition, the growth in core deposits has helped reduce Trustmark’s dependence on higher costing wholesale funding products while providing valuable liquidity for funding earning assets when the first nine months of 2007 is compared with the same time period in 2006. The combination of these factors resulted in a two basis point increase in NIM to 3.90%, when the first nine months of 2007 is compared with the same time period in 2006. When compared on a quarterly basis, the NIM for the third quarter of 2007 remained stable at 3.91% when compared with the second quarter of 2007 and increased eight basis points from the 3.83% reported for the third quarter of 2006.  For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first nine months of 2007 were $7.809 billion, compared with $7.434 billion for the same time period in 2006, an increase of $374.8 million. More importantly, the mix of average earning assets changed dramatically when comparing 2007 to 2006.  Average total loans during the first nine months of 2007 increased $632.2 million, or 10.2%, relative to the same time period in 2006; while average investment securities decreased by $276.0 million, or 22.4%, during the same time period.  Management has continued to emphasize its intention to reposition, in an orderly manner, the investment securities portfolio to a size and nature that supports the primary objectives of neutralizing earnings volatility from the effect of interest rate cycles while providing liquidity to fund higher yielding loans or reduce Trustmark’s overall need for wholesale funding. Management intends to continue this strategic direction for the investment portfolio until an acceptable spread for these assets exists.  This change in product mix has resulted in an increase in interest income-FTE of $50.5 million, or 14.1%, when the first nine months of 2007 are compared with the same time period in 2006.  This impact is illustrated by the yield on total earning assets increasing from 6.46% for the first nine months of 2006, to 7.02% for the same time period of 2007, an increase of 56 basis points.

Average interest-bearing liabilities for the first nine months of 2007 totaled $6.326 billion compared with $6.008 billion for the same time period in 2006, an increase of $317.2 million, or 5.3%.  Trustmark’s ability to attract core deposits has also resulted in a major change in the mix of interest-bearing liabilities.  This change is illustrated by an increase in average interest-bearing deposits of $655.3 million, or 13.4%, compared with a decrease of $446.9 million from wholesale funding sources such as federal funds purchased, securities sold under repurchase agreements and FHLB advances. In addition, growth in Trustmark’s average noninterest-bearing deposits of $87.8 million has also provided liquidity while helping to replace higher cost wholesale funding products. Management has made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, as a major component in improving the net interest margin and, ultimately, profitability. While the yield on interest-bearing liabilities increased by three basis points on a linked quarter basis, Trustmark’s interest expense was positively impacted by the decrease in yield on certain groups, such as interest-bearing deposits (decrease of two basis points) and borrowings (decrease of 36 basis points) resulting from the Federal Reserve Bank’s decision to lower short-term interest rates during the third quarter of 2007.  As a result of these factors, total interest expense for the first nine months of 2007 increased $38.4 million, or 26.8%, when compared with the same time period in 2006.

Yield/Rate Analysis Table
($ in thousands)

	Quarter Ended September 30,
	2007			2006

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$30,201	$397	5.22%	$25,205	$346	5.45%
Securities - taxable	720,214	7,181	3.96%	1,029,641	10,222	3.94%
Securities - nontaxable	133,585	2,422	7.19%	150,790	2,773	7.30%
Loans (including loans held for sale)	6,970,434	129,876	7.39%	6,355,969	114,300	7.13%
Total interest-earning assets	7,854,434	139,876	7.07%	7,561,605	127,641	6.70%
Cash and due from banks	260,997			325,817
Other assets	792,967			636,434
Allowance for loan losses	(70,950)			(73,836)
Total Assets	$8,837,448			$8,450,020

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,451,646	50,423	3.67%	$5,122,909	41,781	3.24%
Federal funds purchased and securities sold
under repurchase agreements	491,488	5,898	4.76%	432,486	4,896	4.49%
Borrowings	434,064	6,186	5.65%	567,970	7,890	5.51%
Total interest-bearing liabilities	6,377,198	62,507	3.89%	6,123,365	54,567	3.54%
Noninterest-bearing demand deposits	1,423,745			1,388,201
Other liabilities	135,469			132,421
Shareholders' equity	901,036			806,033
Total Liabilities and
Shareholders' Equity	$8,837,448			$8,450,020

Net Interest Margin		77,369	3.91%		73,074	3.83%

Less tax equivalent adjustment		2,283			2,444

Net Interest Margin per
Consolidated Statements of Income		$75,086			$70,630

Yield/Rate Analysis Table
($ in thousands)

	Nine Months Ended September 30,
	2007			2006

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$45,868	$1,830	5.33%	$27,164	$1,018	5.01%
Securities - taxable	816,955	25,279	4.14%	1,080,530	32,150	3.98%
Securities - nontaxable	139,128	7,591	7.29%	151,579	8,335	7.35%
Loans (including loans held for sale)	6,807,184	375,198	7.37%	6,175,020	317,898	6.88%
Total interest-earning assets	7,809,135	409,898	7.02%	7,434,293	359,401	6.46%
Cash and due from banks	297,154			325,067
Other assets	785,020			587,073
Allowance for loan losses	(71,929)			(74,786)
Total Assets	$8,819,380			$8,271,647

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,561,700	152,464	3.67%	$4,906,361	105,225	2.87%
Federal funds purchased and securities sold
under repurchase agreements	423,853	14,725	4.64%	494,750	15,700	4.24%
Borrowings	340,173	14,706	5.78%	607,377	22,552	4.96%
Total interest-bearing liabilities	6,325,726	181,895	3.84%	6,008,488	143,477	3.19%
Noninterest-bearing demand deposits	1,467,671			1,379,921
Other liabilities	127,900			113,976
Shareholders' equity	898,083			769,262
Total Liabilities and
Shareholders' Equity	$8,819,380			$8,271,647

Net Interest Margin		228,003	3.90%		215,924	3.88%

Less tax equivalent adjustment		7,143			7,435

Net Interest Margin per
Consolidated Statements of Income		$220,860			$208,489

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The provision for loan losses for the first nine months of 2007 totaled $6.8 million compared with a benefit of $5.0 million during the same time period in 2006.  Since Katrina, Trustmark has continually evaluated its specific allocation for allowance for loan losses related to the storm.  During the first nine months of 2007, Trustmark released $0.6 million Katrina related allowance compared to $6.3 million during the same time period in 2006. At September 30, 2007, $1.2 million of Trustmark’s allowance for loan losses remains allocated to loans impacted by Katrina. Trustmark’s provision for loan losses for the third quarter of 2007 was also impacted by an increase of $17.7 million in nonperforming assets when compared with both June 30, 2007 and September 30, 2006.

Noninterest Income
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Service charges on deposit accounts	$13,849	$14,360	$(511)	-3.6%	$40,271	$39,357	$914	2.3%
Insurance commissions	8,983	8,935	48	0.5%	27,656	26,002	1,654	6.4%
Wealth management	6,507	5,770	737	12.8%	18,786	17,246	1,540	8.9%
General banking - other	6,111	5,668	443	7.8%	18,699	16,333	2,366	14.5%
Mortgage banking, net	2,503	1,131	1,372	121.3%	7,057	7,481	(424)	-5.7%
Other, net	3,593	3,559	34	1.0%	7,611	7,827	(216)	-2.8%
Total Noninterest Income excl sec gains, net	41,546	39,423	2,123	5.4%	120,080	114,246	5,834	5.1%
Securities gains, net	23	645	(622)	-96.4%	110	1,895	(1,785)	-94.2%
Total Noninterest Income	$41,569	$40,068	$1,501	3.7%	$120,190	$116,141	$4,049	3.5%

Net charge-offs totaled $6.5 million in the first nine months of 2007 versus $1.4 million in the same time period in 2006.  Net charge-offs related to Katrina in both periods were not material.  Net charge-offs represented 0.13% of average loans for the first nine months of 2007, which compared favorably to industry benchmarks.  Management feels that this increase in net charge-offs to average loans ratio represents a return to a more normal percentage given Trustmark’s credit profile and market demographics.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to show strong growth and plays an important role in improving net income and total shareholder value.  Total noninterest income for the first nine months of 2007, excluding securities gains, increased $5.8 million, or 5.1%, compared to the same time period in 2006.  The comparative components of noninterest income for the three and nine months ended September 30, 2007 and 2006 are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges for deposit products and services, which totaled $40.3 million for the first nine months of 2007 compared with $39.4 million for the first nine months of 2006, an increase of $0.9 million, or 2.3%. In evaluating the net change in service charges, revenues from NSF fees grew due to increased rates and usage during the first nine months of 2007 while service charges on deposit accounts declined due to the migration of accounts without fees.

Insurance commissions were $27.7 million during the first nine months of 2007, an increase of $1.7 million, or 6.4%, when compared with $26.0 million in the first nine months of 2006.  The growth during 2007 is attributable to an increase in rates along the Gulf Coast and the Florida panhandle.

Wealth management income totaled $18.8 million for the first nine months of 2007, compared with $17.2 million during the same time period in 2006, an increase of $1.5 million, or 8.9%. Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first nine months of 2007 is largely attributed to an increase in trust and investment management fee income resulting from new account growth. In addition, revenues from brokerage services have increased due to solid production and the addition of new investment representatives.  At September 30, 2007 and 2006, Trustmark held assets under management and administration of $7.4 billion and $6.7 billion, respectively and brokerage assets of $1.3 billion and $1.2 billion, respectively.

General banking-other totaled $18.7 million during the first nine months of 2007, compared with $16.3 million in the same time period in 2006. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Mortgage servicing income, net	$3,503	$3,279	$224	6.8%	$10,459	$9,853	$606	6.2%
Change in fair value-MSR from market changes	(5,268)	(3,901)	(1,367)	35.0%	(1,323)	2,113	(3,436)	n/m
Change in fair value-MSR from runoff	(2,681)	(3,202)	521	-16.3%	(7,279)	(7,654)	375	-4.9%
Change in fair value of derivatives	5,298	3,551	1,747	49.2%	521	(886)	1,407	n/m
Gains on sales of loans	1,224	1,057	167	15.8%	4,065	3,711	354	9.5%
Other, net	427	347	80	23.1%	614	344	270	78.5%
Mortgage banking, net	$2,503	$1,131	$1,372	121.3%	$7,057	$7,481	$(424)	-5.7%

n/m - not meaningful

Net revenues from mortgage banking were $7.1 million during the first nine months of 2007, compared with $7.5 million in the first nine months of 2006. As shown in the accompanying table, net mortgage servicing income has increased $606 thousand, or 6.2% when the first nine months of 2007 is compared with the same time period in 2006.  This increase coincides with growth in the balance of the mortgage servicing portfolio.  Loans serviced for others totaled $4.4 billion at September 30, 2007 compared with $4.0 billion at September 30, 2006.

Trustmark utilizes derivative instruments such as Treasury note futures contracts and exchange-treaded option contracts to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to interest rate changes.  During the first nine months of 2007, the impact of implementing this strategy resulted in a net negative ineffectiveness of $0.8 million compared with $1.2 million in net positive ineffectiveness during the first nine months of 2006.  The decrease in hedging ineffectiveness is primarily due to the increase in volatility in long-term interest rates during 2007.  However, recent stability in long-term rates resulted in no change in hedge ineffectiveness when the third quarter of 2007 is compared with the second quarter of 2007.  In addition, for the first nine months of 2006, the fair value change in MSR attributable to the change in interest rates included approximately $1.0 million in fair value adjustments that occurred prior to the utilization of Trustmark’s strategy to use derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of MSR from present value decay, also referred to as “runoff,” reduced total mortgage banking income by $7.3 million and $7.7 million for the first nine months of 2007 and 2006, respectively.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $4.1 million in the first nine months of 2007 compared with $3.7 million in the same time period in 2006.  This growth in the gain on sales of loans coincides with an increase in loan sales from secondary marketing activities of approximately $41.7 million when the first nine months of 2007 is compared with the same time period in 2006.

Securities gains totaled $110 thousand during the first nine months of 2007 compared with securities gains of $1.9 million during the same time period in 2006. The securities gains for 2006 came primarily from a voluntary redemption of an investment in one of the family of Performance mutual funds that was originally funded by Trustmark.

Noninterest Expense
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Salaries and employee benefits	$42,257	$40,231	$2,026	5.0%	$128,276	$119,175	$9,101	7.6%
Services and fees	9,285	9,240	45	0.5%	27,884	26,983	901	3.3%
Net occupancy - premises	4,753	4,479	274	6.1%	13,801	12,433	1,368	11.0%
Equipment expense	3,922	3,731	191	5.1%	11,874	10,963	911	8.3%
Other expense	8,271	8,144	127	1.6%	24,892	23,535	1,357	5.8%
Total Noninterest Expense	$68,488	$65,825	$2,663	4.0%	$206,727	$193,089	$13,638	7.1%

Noninterest Expense
Management considers expense management a key area of focus in the support of improving shareholder value.  As such, Trustmark initiated an enhanced process to proactively manage expenses during the first quarter of 2007 that has reduced noninterest expense during the second and third quarters by a total of approximately $1.0 million.  The success of this initiative is due in part to technology enhancements, vendor and contract management programs, and human capital management.  Trustmark remains committed to identifying reengineering and efficiency opportunities designed to enhance shareholder value.

Trustmark’s noninterest expense for the first nine months of 2007 increased $13.6 million, or 7.1%, compared to the same time period in 2006.  Excluding the impact of the business combination with Republic, the adjusted 2007 increase in noninterest expense was $2.8 million, or 1.4%.  The comparative components of noninterest expense for the first nine months of 2007 and 2006 are shown in the accompanying table.

Salaries and employee benefits, the largest category of noninterest expense, were $128.3 million in the first nine months of 2007 and $119.2 million in the same time period in 2006.  Included in the 2007 increase of $9.1 million are approximately $8.0 million in salaries and benefits resulting from the Republic business combination.  Adjusting for Republic, salaries and benefits increased $1.1 million or approximately 1%.  Salaries and benefits for the third quarter of 2007 decreased approximately $600 thousand when compared with the second quarter of 2007 as Trustmark began to see a reduction in staff resulting from the impact of its human capital management initiative.  This can be seen in the reduction in FTE employees from 2,694 at June 30, 2007 to 2,635 at September 30, 2007.

The growth in net occupancy-premises expense for the first nine months of 2007 was $1.4 million, or 11.0%, when compared with the same time period in 2006. The Republic business combination and the impact of the banking center expansion program resulted in a net increase of nine Trustmark locations when September 30, 2007 is compared with September 30, 2006 which has contributed to additional occupancy expense during that time period.

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

Income Taxes
For the nine months ended September 30, 2007, Trustmark’s combined effective tax rate was 33.5% compared to 34.2% for the same time period in 2006.  The decrease in Trustmark’s effective tax rate was due to the finalization of Trustmark's 2006 consolidated income tax returns.  The decrease in the effective rate derived from utilizing tax credits available to employers operating in the Hurricane Katrina Gulf Opportunity Zone.

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

The primary sources of liquidity on the asset side of the balance sheet are maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities. Liquidity on the liability side of the balance sheet is generated primarily through growth in core deposits. To provide additional liquidity, Trustmark utilizes economical short-term wholesale funding arrangements for federal funds purchased and securities sold under repurchase agreements in both regional and national markets. At September 30, 2007, Trustmark estimated gross fed funds borrowing capacity at $1.608 billion, compared to $1.505 billion at December 31, 2006. In addition, Trustmark maintains a borrowing relationship with the FHLB, which provided $250.0 million in short-term advances at September 30, 2007, compared with $202.5 million in short-term advances at December 31, 2006.  These advances are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  Under the existing borrowing agreement, Trustmark has $1.236 billion available in unused FHLB advances.  Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At September 30, 2007, Trustmark had approximately $700.2 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $586.4 million available at December 31, 2006.  In September 2006, Trustmark renewed a two-year revolving line of credit facility in the amount of $50.0 million and subject to certain financial covenants. At September 30, 2007, Trustmark was in compliance with all financial covenants and had $7.0 million in draws on this line of credit.

During the fourth quarter of 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At September 30, 2007, the carrying amount of the Notes was $49.7 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Also during the third quarter of 2006, Trustmark National Bank was granted a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At September 30, 2007, Trustmark had no Eurodollar deposits outstanding.

Trustmark also has available its “shelf” registration statement filed on Form S-3 with the Securities and Exchange Commission (SEC) as another possible source of liquidity.  Under this shelf process, Trustmark may offer from time to time any combination of securities described in the prospectus in one or more offerings up to a total amount of $200.0 million.  The securities described in the prospectus include common and preferred stock, depositary shares, debt securities, junior subordinated debt securities and trust preferred securities.  Net proceeds from the sales of the offered securities may be used to redeem or repurchase outstanding securities, repay outstanding debt, finance acquisitions of companies and other assets and provide working capital.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2007, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy.  Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At September 30, 2007, Trustmark’s shareholders’ equity was $907.5 million, an increase of $16.2 million, or 1.8%, from its level at December 31, 2006.  During the first nine months of 2007, net income increased shareholders’ equity by $84.8 million, which was partially offset by shares repurchased at a cost of $38.9 million and dividends paid of $38.3 million.  Trustmark utilizes a sophisticated capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Repurchase Program
At September 30, 2007, Trustmark had remaining authorization for the repurchase of up to 1.4 million shares of its common stock.  Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock.  Pursuant to these plans, Trustmark has repurchased approximately 22.7 million shares for $518.1 million, including 1.4 million shares during the first nine months of 2007.

Dividends
Dividends for the nine months ended September 30, 2007 were $0.66 per share, increasing 4.8% when compared with dividends of $0.63 per share for the same time period in 2006.  Trustmark’s indicated dividend for 2007 is currently $0.88 per share, up from $0.84 per share for 2006.  During October 2007, Trustmark’s Board of Directors announced a 4.55% increase in its regular quarterly dividend to $0.23 per share from $0.22 per share.  The Board declared the dividend payable on December 15, 2007 to shareholders of record as of December 1, 2007.  This action raises the indicated annual dividend rate to $0.92 per share from $0.88 per share and marks the 25th consecutive increase in Trustmark’s annual dividend.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims not only to exceed the minimum capital standards but also the well-capitalized guidelines for regulatory capital.  Management believes, as of September 30, 2007, that Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  At September 30, 2007, the most recent notification from the OCC, TNB’s primary federal banking regulator, categorized TNB as well-capitalized.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios (defined in applicable regulations) as set forth in the accompanying table. There are no significant conditions or events that have occurred since the OCC’s notification that Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)
	September 30, 2007
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$784,770	10.89%	$576,382	8.00%	n/a	n/a
Trustmark National Bank	769,890	10.72%	569,328	8.00%	$711,661	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$662,701	9.20%	$288,191	4.00%	n/a	n/a
Trustmark National Bank	649,761	9.09%	284,664	4.00%	$426,996	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$662,701	7.79%	$255,289	3.00%	n/a	n/a
Trustmark National Bank	649,761	7.73%	251,273	3.00%	$418,789	5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At September 30, 2007, earning assets were $7.878 billion, or 88.4% of total assets, compared with $7.736 billion, or 87.5% of total assets at December 31, 2006, an increase of $141.9 million, or 1.8%.

Securities
Over the past few years, Management has continually deemphasized the use of investment securities as a major contributor to net interest income.  Instead, Trustmark has maintained investment balances for the use of collateral for public deposit relationships and as a tool to manage the effect of interest rate changes on the net interest margin.  As Management continues its strategy of exiting certain assets and reducing balances of funding sources, it will also constantly reevaluate its collateral needs and interest rate risk profile before reinvestment of securities occur.  Net proceeds from sales and maturities of securities have been used to reduce balances of higher-cost funding sources and as a funding source for loan growth.  During the first nine months of 2007, Trustmark continued to deemphasize the holding of investment securities as seen by the decrease in overall balance of $252.2 million, or 24.0%, when compared to December 31, 2006.  Trustmark intends to maintain historically lower balances in investment securities and reduce dependency on wholesale funding until market conditions provide more attractive opportunities.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels.  The estimated duration of the portfolio was 1.97 years at September 30, 2007 and December 31, 2006.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At September 30, 2007, AFS securities totaled $519.9 million, which represented 65.1% of the securities portfolio, compared to $758.3 million, or 72.2%, at December 31, 2006.  At September 30, 2007, net unrealized losses on AFS securities of $3.8 million, net of $1.4 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with net unrealized losses of $11.4 million, net of $4.4 million in deferred income taxes, at December 31, 2006.  At September 30, 2007, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2007, HTM securities totaled $278.4 million and represented 34.9% of the total portfolio, compared with $292.2 million, or 27.8%, at the end of 2006.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 80% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.  None of the securities in the portfolio are considered to be sub-prime.

Loans and Allowance for Loan Losses
Loans and loans held for sale represented 89.5% of earning assets at September 30, 2007, compared with 88.3% at June 30, 2007 and 86.1% at December 31, 2006.  Average loans (including loans held for sale) were $6.807 billion for the first nine months of 2007, an increase of $632.2 million, or 10.2%, when compared with the same time period in 2006.  On a linked quarter basis, average loans increased $186.3 million, or 2.7%.  Commercial and consumer loan growth was well diversified and the disciplined reduction in Trustmark’s home mortgage loan portfolio continued.  From a geographic perspective, loan growth was most pronounced in Trustmark’s Houston, Jackson, and South Mississippi markets.  Trustmark’s successful expansion into higher growth markets is reflected in its loan portfolio.  At the end of the third quarter, Trustmark’s Houston, Florida panhandle and Memphis loan portfolios represented 11%, 10%, and 7% of total loans, respectively.

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

Trustmark’s allowance for probable loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as on other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including recent acquisitions, national, regional and local economic trends and conditions, changes in credit concentration, changes in levels and trends of delinquencies and nonperforming loans, changes in levels and trends of net charge-offs, changes in interest rates and collateral, financial and underwriting exceptions.  Based on recommendations from regulatory authorities, Trustmark modified its methodology regarding industry concentrations for commercial loans.  This modification lowered specific industry reserves by $3.5 million, which were offset by increases in other quantitative and qualitative reserves for commercial loans.  This increase was warranted by current economic conditions.  Management believes that the allowance for loan losses adequately provides for probable losses in its loan portfolio at September 30, 2007.

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

Trustmark’s credit culture and underwriting processes have well-positioned the organization to face the challenges presented by the current economic environment.  While Trustmark has no sub-prime mortgage loans, Management recognizes that Trustmark is not immune to the credit challenges and current market conditions facing the financial services industry.  During the third quarter of 2007, nonperforming loans increased $17.7 million due principally to two relationships with residential real estate developers originated in Trustmark’s Florida and Tennessee markets that were impacted by the residential real estate slowdown.

At September 30, 2007, the allowance for loan losses was $72.4 million, including specific Katrina accruals of $1.2 million, resulting in an allowance coverage of nonperforming loans of 159.2%.  Trustmark’s allocation of its allowance for loan losses represents 1.36% of commercial loans and 0.58% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.05% at September 30, 2007.   Based upon current economic conditions, Management believes that the allowance for loan losses adequately provides for probable losses in the loan portfolio.

The details of Trustmark’s nonperforming assets at September 30, 2007 and December 31, 2006 are shown in the accompanying table.

Nonperforming Assets
($ in thousands)
	September 30,	December 31,
	2007	2006
Nonaccrual and restructured loans	$45,449	$36,399
Other real estate (ORE)	5,870	2,509
Total nonperforming assets	$51,319	$38,908

Nonperforming assets/total loans and ORE	0.74%	0.59%

Accruing loans past due 90 days or more	$9,521	$2,957
Serviced GNMA loans eligible for repurchase	9,539	8,510
Total loans past due 90 days or more	$19,060	$11,467

Net charge-offs for the first nine months of 2007 totaled $6.5 million, or 0.13% of average loans, compared to $1.4 million, or 0.03%, in the same time period in 2006. Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off.  Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by residential real estate are generally charged-off when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Other consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $28.6 million at September 30, 2007, an increase of $1.4 million when compared with December 31, 2006.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Total deposits were $6.902 billion at September 30, 2007, compared with $6.976 billion at December 31, 2006, a decrease of $73.7 million, or 1.1%.  This decrease is comprised of a decline in noninterest-bearing deposits of $139.5 million which is offset by an increase in interest-bearing deposits of $65.8 million.  The majority of the decline in noninterest-bearing deposits can be attributed to commercial DDA balances which are more prone to seasonal fluctuations yielding wide variations in balances.  While Trustmark has experienced an increase in interest-bearing deposits, it has also intentionally decreased higher cost brokered CD and MMDA balances as well as reduced rates on other higher yielding deposit products such as commercial MMDA in favor of core deposit products.

Trustmark’s commitment to increasing its presence in higher-growth markets is illustrated by its strategic initiative to build additional banking centers within its four-state banking franchise.  This commitment will also benefit Trustmark’s continued focus on increasing core deposit relationships.  During the first nine months of 2007, Trustmark opened five new banking centers in Houston, Memphis, Jackson and Hattiesburg, and anticipates opening two additional offices serving the Houston and Florida panhandle markets during the remainder of 2007.  Trustmark also closed three offices during 2007 that had limited growth opportunities.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account.  Short-term borrowings totaled $865.7 million at September 30, 2007, an increase of $124.2 million, compared with $741.5 million at December 31, 2006.  Trustmark had $70.1 million in junior subordinated debentures and $49.7 million in subordinated notes outstanding at September 30, 2007. For further information on the issuance of the debentures and notes, see Note 9 in the Notes to Consolidated Financial Statements.  On a consolidated basis, total borrowings have increased $124.3 million when compared to December 31, 2006, as Trustmark focused on replacing higher yielding deposits with lower cost sources of funding.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2007 and 2006, Trustmark had commitments to extend credit of $2.1 billion and $1.8 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At September 30, 2007 and 2006, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $171.9 million and $119.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at September 30, 2007, it is estimated that net interest income may increase 2.4% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. This minor change in forecasted net interest income illustrates Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position.  This projection does not contemplate any additional actions Trustmark could undertake in response to changes in interest rates. In the event of a one-year, shocked, 200 basis point decrease in interest rates, it is estimated net interest income may decrease by 4.9%.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2007. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements. As of September 30, 2007, the economic value of equity at risk for an instantaneous 100 basis point shift in rates was no more than 1.6% of the market value of Trustmark’s equity.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Forward contracts are agreements to purchase or sell securities or other money market instruments at a future specified date at a specified price or yield.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges.   Trustmark’s off balance sheet obligations under these derivative instruments totaled $246.1 million at September 30, 2007 and have a negative valuation adjustment of $234 thousand.

During the first quarter of 2006, a strategy was implemented that utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that would substantially offset the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  During the first nine months of 2007, the impact of implementing this strategy resulted in a net negative ineffectiveness of $0.8 million.

RECENT PRONOUNCEMENTS
New Accounting Standards
Other new pronouncements issued but not effective until after September 30, 2007 are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following, which are currently being evaluated by Management:

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended September 30, 2007, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended September 30, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
July 1, 2007 through
July 31, 2007	-	$-	-	1,370,581

August 1, 2007 through
August 31, 2007	-	$-	-	1,370,581

September 1, 2007 through
September 30, 2007	-	$-	-	1,370,581

Total	-		-

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	November 8, 2007	DATE:	November 8, 2007

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.