Form 10-K
period 2007-12-31
TRUSTMARK CORP
filed 2008-02-29
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐   No  ☒

Based on the closing sales price at June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.265 billion.

As of January 31, 2008, there were issued and outstanding 57,272,408 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference to Parts I, II and III of the Form 10-K report: (1) Trustmark’s 2007 Annual Report to Shareholders (Parts I and II), and (2) Proxy Statement for Trustmark’s 2008 Annual Meeting of Shareholders to be held May 13, 2008 (Part III)

TRUSTMARK CORPORATION

FORM 10-K

PART I		PAGE
Item 1.	Business	3-18
Item 1A	Risk Factors	19-22
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22-23
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A.	Controls and Procedures	23-24
Item 9B.	Other Information	24

PART III
Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance	24
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24-25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accounting Fees and Services	25

PART IV
Item 15.	Exhibits, Financial Statement Schedules	25

SIGNATURES		26-27

EXHIBIT INDEX		28-29

DEFERRED COMPENSATION PLAN FOR EXECUTIVE OFFICERS - EXECUTIVE DEFERRED PLAN-GROUP 2		30-59
DEFERRED COMPENSATION PLAN FOR DIRECTORS - DIRECTORS' DEFERRED FEE PLAN		60-84
DEFERRED COMPENSATION PLAN FOR EXECUTIVES - EXECUTIVE DEFERRAL PLAN-GROUP 1		85-112
TRUSTMARK CORPORATION DEFERRED COMPENSATION PLAN - MASTER PLAN DOCUMENT		113-149
AMENDED AND RESTATED EMPLOYMENT AGREEMENT - RICHARD G. HICKSON		150-162
AMENDED AND RESTATED CHANGE IN CONTROL AGREEMENT - GERARD R. HOST		163-170
AMENDED AND RESTATED CHANGE IN CONTROL AGREEMENT - HARRY M. WALKER		171-178
2007 ANNUAL REPORT TO SHAREHOLDERS		179-257
LIST OF SUBSIDIARIES		258
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		259
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		260
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002		261
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350		262
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350		263

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

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for approximately 98% of the assets and revenues of Trustmark.  Chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi.  In addition to banking activities, TNB provides investment and insurance products and services to its customers through its wholly-owned subsidiaries, Trustmark Securities, Inc. (TSI), Trustmark Investment Advisors, Inc. (TIA), The Bottrell Insurance Agency, Inc. (Bottrell), TRMK Risk Management, Inc. (TRMI) and Fisher-Brown, Incorporated (Fisher-Brown).

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

The Retail Banking Group provides a full range of consumer banking services, including checking accounts, savings programs, overdraft facilities, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities for Trustmark’s retail offices in Florida, Mississippi, Tennessee and Texas.  Customers may access automated teller machines (ATM) through Trustmark’s network of 196 ATMs in 196 locations in Florida, Mississippi, Tennessee and Texas, in addition to worldwide access through other ATM networks such as Plus, Pulse and Cirrus.  Customers may also utilize services through our Dealers Services Group, Credit Card Center, and Student Loans business units.  The Dealer Services Group coordinates the underwriting and funding for indirect automobile loans from a network of dealers throughout the Southeast.

The Corporate Group includes Corporate Lending, Corporate and Residential Real Estate, Correspondent Banking, Public Services and Corporate Services.  Through these business units, the Corporate Group offers specialized lending for a variety of customers, financing for commercial real estate development projects, residential real estate financing for builders, developers and individuals, financing services for public entities and cash management products to existing corporate customers and prospects, as well as the development of Internet banking for business clients.

The Customer Support Group provides support to the wide variety of lines of business within the bank and to the geographies in which products and services are delivered.  Business units within this group include Lending Services, Relationship Management, Marketing, Delivery Services, Knowledge Management, Bank Operations, Bank Properties Management and Risk Management.  Lending Services encompass the management of underwriting for small business and consumer loans, central document loan preparation, loan operations, government loan administration and underwriting and sales of all credit card and non-card revolving credit products.  Relationship Management implements and maintains sales and services training and product management.  Marketing assists all lines of business within Trustmark through the coordination of product development, development of sales campaigns and assisting market managers by providing research and market analytics to aid in customer calling efforts.  Delivery Services manages self-service customer products such as TrustTouchWeb and TrustNetWeb; Trustmark’s Internet banking products for personal and business use.  Delivery Services also provides data processing support for all areas of the bank through computer operations, applications support and technical services.  Knowledge Management coordinates associate development by managing Trustmark’s Corporate University, which offers both traditional classroom and on-line courses to deliver knowledge and skills to Trustmark associates. Bank Operations includes backroom support from Proof, Account Processing and ACH Operations as well as offering products and services such as Wire Transfers and Trustmark Express Check.  Bank Properties Management provides facilities management to bank buildings as well as corporate security.  Risk Management provides the administration of Trustmark’s lending policies as well as the oversight of audit, legal and compliance responsibilities for Trustmark as a whole.

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

Wealth Management Division
Trustmark’s Wealth Management Division has been strategically organized to serve our customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  This division specializes in providing customized solutions for affluent customers by integrating financial services with traditional banking products and services.  Wealth Management manages and administers over $8.5 billion in client assets by providing services such as private banking, money management, full-service brokerage, financial planning, risk management, personal and institutional trust, and retirement plan services.

Several wholly-owned subsidiaries of Trustmark National Bank are included in Wealth Management.  Trustmark Investment Advisors, Inc. is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  TRMK Risk Management, Inc. acts as an agent to provide life, long term care and disability insurance services for Wealth Management clients.  Trustmark provides retail brokerage services through LPL Financial Institution Services (formerly UVEST), which is a registered broker-dealer and member of the National Association of Securities Dealers, as well as the Securities Investor Protection Corporation

Insurance Division
Trustmark’s Insurance Division includes two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown.  Through Bottrell, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages as well as school, medical malpractice and mid-market business insurance. In December 2004, Trustmark continued to expand its insurance services, as well as its presence in the Florida Panhandle, with the acquisition of Fisher-Brown, Northwest Florida’s leading insurance agency headquartered in Pensacola, with offices in Pace, Fort Walton, Destin and Panama City.  Fisher-Brown operates as a full-service insurance agency, selling a broad spectrum of insurance to businesses and individuals. Fisher-Brown's approach is one of total risk management, encompassing the areas of property and liability insurance, automotive insurance, worker's compensation, professional liability, group accident and health insurance, life insurance, contract surety bonds and personal insurance.

Administration Division
Trustmark’s Administration Division includes all other activities that are not directly attributable to one of the major lines of business.  The Administration Division consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Sponsorships/Donations and Corporate Finance.  Business units include Treasury Administration, Controller’s Division, Public Affairs, Employee Relations, Employee Benefits, HR Information Systems, Compensation, Payroll and Non-Allocated Administration.  Included in the Non-Allocated Administration unit are expenses related to mergers, hurricane relief, mark to market adjustments on loans and deposits, general incentives, stock options and amortization of core deposits.  These business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated to the other segments.

The Administration Division also includes the supervision of Trustmark’s Grand Cayman branch.  In August 2006, TNB was granted a Class B banking license from the Cayman Islands Monetary Authority and established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At December 31, 2007, Trustmark had no Eurodollar deposits outstanding, however, as much as $40.0 million in Eurodollar deposits were utilized during 2007.

Additional information on Trustmark’s segments can be found in Note 19, “Segment Information,” included in Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference

Available Information
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

Competition
There is significant competition among commercial banks in Trustmark’s market areas.  Changes in regulations, technology and product delivery systems have resulted in an increasingly competitive environment.  Trustmark and its subsidiaries compete with other local, regional and national providers of banking, investment and insurance products and services such as other bank holding companies, commercial and state banks, savings and loan associations, consumer finance companies, mortgage companies, insurance agencies, brokerage firms, credit unions and financial service operations of major retailers.  Trustmark competes in its markets by offering quality and innovative products and services at competitive prices. Within Trustmark's market area, none of the competitors are dominant.

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

The Federal Reserve Board and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations.  Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets.  For purposes of calculating these ratios, a banking organization’s assets and some of it specified off-balance sheet commitments and obligations are assigned to various risk categories.  Capital, at both the holding company and bank level, is classified in one of three tiers depending on type.  Core capital (Tier 1) for both Trustmark and TNB includes common equity, with the impact of accumulated other comprehensive income eliminated plus allowable trust preferred securities less goodwill, other identifiable intangible assets and disallowed servicing assets.  Supplementary capital (Tier 2) includes the allowance for loan losses, subject to certain limitations, as well as allowable subordinated debt.  Market risk capital (Tier 3) includes qualifying unsecured subordinated debt.  Total capital for both Trustmark and TNB is a combination of Tier 1 and Tier 2 capital.

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively.  At December 31, 2007, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 9.17% and 10.93% of its total risk-weighted assets, respectively.  At December 31, 2007, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 9.05% and 10.75% of its total risk-weighted assets, respectively.  Somerville is not discussed in this section, as it is not a significant subsidiary as defined by the SEC.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio.  For TNB to be considered well capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%.  At December 31, 2007, the leverage ratios for Trustmark and TNB were 7.86% and 7.79%, respectively.   For additional information, please refer to Note 16, “Shareholders’ Equity,” included in Trustmark Corporation’s 2007 Annual Report to Shareholders.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The Federal Deposit Insurance Act, as amended, (FDIA), identifies five capital categories for insured depository institutions.  These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  FDIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2007, the most recent notification from the OCC categorized TNB as well capitalized based on the ratios and guidelines described above.

The U.S. banking agencies have adopted a final rule implementing a new risk-based regulatory capital framework that is mandatory for some U. S. Banks and optional for others.  In November 2007, the agencies adopted a definitive final rule for implementing Basel II in the United States that would apply only to internationally active banking organizations defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more.  The final rule will be effective April 1, 2008.  Based on its assets size and lack of on-balance sheet foreign exposures, Trustmark is not required to comply with Basel II at this time.

Payment of Dividends and Other Restrictions
There are various legal and regulatory provisions which limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2008 approximately $51.9 million plus its net income for that year to pay as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Insurance Assessments
The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF) and, accordingly, are subject to deposit insurance assessments to maintain the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (CAMELS). As of January 1, 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. For Risk Category 1 institutions (generally those institutions with less than $10 billion in assets) including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings. The minimum annualized assessment rate for Risk Category 1 institutions is 5 basis points per $100 of deposits and the maximum annualized assessment rate is 7 basis points per $100 of deposits. Quarterly assessment rates for institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

TNB was not required to pay any deposit insurance premiums in 2007. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, TNB received a one-time assessment credit of $5.6 million that can be applied against future premiums, subject to certain limitations. This credit was utilized to offset $2.7 million of assessments during 2007. As of December 31, 2007, approximately $2.8 million of the credit remained available to offset future deposit insurance assessments. TNB expects this credit to be available to offset assessments through the third quarter of 2008.  This credit is not available to offset Financing Corporation (FICO) assessments. During 2007, Trustmark paid $794 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds in which the FDIC serves as collection agent.

Employees

At December 31, 2007, Trustmark employed 2,612 full-time equivalent employees. None of the Trustmark’s employees are represented by collective bargaining agreements. Trustmark believes its employee relations to be good.

 EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 63
Trustmark Corporation
Chairman, President and Chief Executive Officer since April 2002
Trustmark National Bank
Chairman and Chief Executive Officer since April 2002

Gerard R. Host, 53
Trustmark Corporation
Interim Principal Financial Officer from November 2006 to January 2007
Trustmark National Bank
President – General Banking since February 2004
President and Chief Operating Officer – Consumer Division from September 2002 to February 2004

Louis E. Greer, 53
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Chief Accounting Officer from January 2003 to January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007
Senior Vice President and Chief Accounting Officer from February 2004 to February 2007
Senior Vice President and Controller from September 1998 to February 2004

T. Harris Collier III, 59
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 49
Trustmark National Bank
President – Central Region since February 2007
President – Wealth Management Division from August 2003 to February 2007
Provident Bank, Cincinnati, Ohio
Senior Vice President and Managing Director from October 1997 to August 2003

George C. Gunn, 56
Trustmark National Bank
Executive Vice President and Corporate Banking Manager since February 2004
Executive Vice President and Commercial Banking Manager from September 1999 to February 2004

James M. Outlaw, Jr., 54
Trustmark National Bank
President and Chief Operating Officer – Texas since August 2006
Executive Vice President and Chief Information Officer from September 1999 to August 2006

Breck W. Tyler, 49
Trustmark National Bank
Executive Vice President and Mortgage Services Manager since June 2006
Senior Vice President and Mortgage Services Manager from September 1999 to June 2006

Rebecca N. Vaughn-Furlow, 63
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006
Senior Vice President and Human Resources Director from February 1999 to June 2006

Harry M. Walker, 57
Trustmark National Bank
President – Jackson Metro since February 2004
President and Chief Operating Officer – Commercial Division from September 2002 to February 2004

Chester A. Wood, Jr., 59
Trustmark National Bank
Executive Vice President and Chief Risk Officer from February 2007
Senior Vice President and Treasurer from January 2005 to February 2007
SouthTrust Corporation, Birmingham, Alabama
Fund Management Group EVP and Treasurer from December 2000 until December 2004

C. Scott Woods II, 51
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

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES

TABLE 1 - COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

The table below shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with those assets and liabilities.  The yields or rates have been computed based upon the interest income or expense for each of the last three years ended (tax equivalent basis - $ in thousands):

	Years Ended December 31,

	2007			2006			2005

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$40,850	$2,147	5.26%	$26,004	$1,327	5.10%	$31,399	$994	3.17%
Securities available for sale:
Taxable	573,940	22,367	3.90%	846,718	31,565	3.73%	1,211,230	44,592	3.68%
Nontaxable	50,763	3,539	6.97%	57,720	4,028	6.98%	62,970	4,545	7.22%
Securities held to maturity:
Taxable	195,468	9,417	4.82%	200,501	10,010	4.99%	188,133	9,639	5.12%
Nontaxable	86,030	6,404	7.44%	93,439	7,007	7.50%	91,592	6,924	7.56%
Loans (including loans held for sale)	6,893,402	506,159	7.34%	6,297,161	438,817	6.97%	5,786,560	358,458	6.19%
Total interest-earning assets	7,840,453	550,033	7.02%	7,521,543	492,754	6.55%	7,371,884	425,152	5.77%
Cash and due from banks	287,113			327,320			336,238
Other assets	790,636			653,549			566,756
Allowance for loan losses	(72,365)			(74,924)			(68,395)
Total Assets	$8,845,837			$8,427,488			$8,206,483

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,186,683	39,217	3.30%	$1,003,649	26,875	2.68%	$1,088,107	15,275	1.40%
Savings deposits	1,708,378	38,977	2.28%	1,677,921	31,037	1.85%	1,262,059	10,692	0.85%
Time deposits	2,625,327	122,181	4.65%	2,367,263	95,928	4.05%	1,992,358	55,993	2.81%
Federal funds purchased and securities sold under repurchase agreements	447,438	20,224	4.52%	471,386	20,228	4.29%	668,389	19,138	2.86%
Short-term borrowings	269,102	13,723	5.10%	520,942	25,965	4.98%	892,570	32,656	3.66%
Long-term FHLB advances	-	-	-	2,825	104	3.68%	159,103	5,502	3.46%
Subordinated notes	49,692	2,894	5.82%	2,586	138	5.34%	-	-	-
Junior subordinated debt securities	70,104	5,144	7.34%	25,895	1,900	7.34%	-	-	-
Total interest-bearing liabilities	6,356,724	242,360	3.81%	6,072,467	202,175	3.33%	6,062,586	139,256	2.30%
Noninterest-bearing demand deposits	1,455,494			1,417,470			1,310,597
Other liabilities	130,244			136,674			90,353
Shareholders' equity	903,375			800,877			742,947
Total Liabilities and Shareholders' Equity	$8,845,837			$8,427,488			$8,206,483

Net Interest Margin		307,673	3.92%		290,579	3.86%		285,896	3.88%

Correction of accounting error		2,628			-			-
Less tax equivalent adjustments:
Investments		3,480			3,862			4,014
Loans		6,038			6,146			5,441
Net Interest Margin per Annual Report		$300,783			$280,571			$276,441

Nonaccruing loans have been included in the average loan balances and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances are immaterial.  Interest income and average yield on tax-exempt assets have been calculated on a fully tax equivalent basis using a tax rate of 35% for each of the three years presented.  Certain reclassifications have been made to 2006 and 2005 amounts to conform to the 2007 presentation.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 2 - VOLUME AND YIELD/RATE VARIANCE ANALYSIS

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis - $ in thousands).

	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$777	$43	$820	$(193)	$526	$333
Securities available for sale:
Taxable	(10,580)	1,382	(9,198)	(13,624)	597	(13,027)
Nontaxable	(483)	(6)	(489)	(370)	(147)	(517)
Securities held to maturity:
Taxable	(251)	(342)	(593)	621	(250)	371
Nontaxable	(548)	(55)	(603)	139	(56)	83
Loans (including loans held for sale)	43,150	24,192	67,342	33,096	47,263	80,359
Total interest-earning assets	32,065	25,214	57,279	19,669	47,933	67,602

Interest paid on:
Interest-bearing demand deposits	5,440	6,902	12,342	(1,272)	12,872	11,600
Savings deposits	575	7,365	7,940	4,452	15,893	20,345
Time deposits	11,129	15,124	26,253	11,939	27,996	39,935
Federal funds purchased and securities sold under
repurchase agreements	(1,057)	1,053	(4)	(6,685)	7,775	1,090
Short-term borrowings	(12,852)	610	(12,242)	(16,212)	9,521	(6,691)
Long-term FHLB advances	(104)	-	(104)	(5,727)	329	(5,398)
Subordinated notes	2,536	220	2,756	138	-	138
Junior subordinated debt securities	3,244	-	3,244	1,900	-	1,900
Total interest-bearing liabilities	8,911	31,274	40,185	(11,467)	74,386	62,919
Change in net interest income on a tax equivalent basis	$23,154	$(6,060)	$17,094	$31,136	$(26,453)	$4,683

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

TABLE 3 - SECURITIES PURCHASED UNDER REVERSE REPURCHASE AGREEMENTS

The table below presents certain information concerning Trustmark's securities purchased under reverse repurchase agreements for each of the last three years ($ in thousands):

	2007	2006	2005
Securities purchased under reverse repurchase agreements:
Maximum amount outstanding at any month end during each period	$-	$-	$30,000
Average amount outstanding at end of period	$-	$83	$7,000

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

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 4 - SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The table below indicates amortized costs of securities available for sale and held to maturity by type at year end for each of the last three years ($ in thousands):

	December 31,

	2007	2006	2005
Securities available for sale
U.S. Treasury and other U.S. Government agencies	$8,005	$11,444	$8,942
Obligations of states and political subdivisions	45,704	56,839	61,973
Mortgage-backed securities	318,815	607,651	812,049
Corporate debt securities	70,971	93,735	120,603
Total debt securities	443,495	769,669	1,003,567
Other securities including equity	-	-	13,725
Total securities available for sale	$443,495	$769,669	$1,017,292

Securities held to maturity
Obligations of states and political subdivisions	$114,497	$129,879	$131,403
Mortgage-backed securities	160,473	162,245	163,386
Other securities	126	119	113
Total securities held to maturity	$275,096	$292,243	$294,902

TABLE 5 - MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2007, and the weighted-average yield for each range of maturities (tax equivalent basis - $ in thousands):

	Maturing
			After One,		After Five,
	Within		But Within		But Within		After
	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Total
Securities available for sale
U.S. Treasury and other U.S.Government agencies	$8,005	3.82%	$-	-	$-	-	$-	-	$8,005
Obligations of states and political subdivisions	21,925	7.98%	12,240	5.39%	10,285	6.05%	1,254	7.16%	45,704
Mortgage-backed securities	91	6.40%	16,444	3.65%	61,213	3.42%	241,067	3.91%	318,815
Corporate debt securities	26,116	3.72%	44,855	4.17%	-	-	-	-	70,971
Total securities available for sale	$56,137	5.40%	$73,539	4.26%	$71,498	3.80%	$242,321	3.93%	443,495

Securities held to maturity
Obligations of states and political subdivisions	$16,925	4.98%	$36,727	7.05%	$51,483	7.50%	$9,362	6.80%	$114,497
Mortgage-backed securities	-	-	-	-	-	-	160,473	4.55%	160,473
Other securities	-	-	-	-	126	5.72%	-	-	126
Total securities held to maturity	$16,925	4.98%	$36,727	7.05%	$51,609	7.50%	$169,835	4.67%	$275,096

Due to the nature of mortgage related securities, the actual maturities of these investments can be substantially shorter than their contractual maturity.  Management believes the actual weighted average maturity of the entire mortgage related portfolio to be approximately 2.02 years.

As of December 31, 2007,  Trustmark did not hold any securities of one issuer with a carrying value exceeding ten percent of total shareholders' equity.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 6 - COMPOSITION OF THE LOAN PORTFOLIO

The table below shows the carrying value of the loan portfolio (including loans held for sale) at the end of each of the last five years ($ in thousands):

	December 31,

	2007	2006	2005	2004	2003
Real estate loans:
Construction, land development and other land loans	$1,194,940	$896,254	$715,174	$661,808	$552,038
Secured by 1-4 family residential properties	1,842,265	1,938,261	2,048,132	1,783,471	1,624,123
Secured by nonfarm, nonresidential properties	1,325,379	1,326,658	1,061,669	893,836	850,193
Other real estate loans	167,610	148,921	166,685	156,140	171,610
Loans to finance agricultural production and other loans to farmers	23,692	23,938	40,162	29,885	30,815
Commercial and industrial	1,283,014	1,106,460	861,167	865,436	787,094
Consumer	1,087,337	934,261	880,868	802,334	777,236
Obligations of states and political subdivisions	228,330	233,666	230,214	193,951	184,827
Loans for purchasing or carrying securities	4,949	8,110	5,204	9,799	10,080
Other loans	30,784	41,999	51,004	50,346	56,127
Loans (including loans held for sale)	$7,188,300	$6,658,528	$6,060,279	$5,447,006	$5,044,143

TABLE 7 - LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2007, which, based on the remaining scheduled repayments of principal, are due in the periods indicated ($ in thousands):

	Maturing
	Within One Year or Less	One Year Through Five Years	After Five Years	Total

Construction, land development and other land loans	$941,360	$197,958	$55,622	$1,194,940
Other loans secured by real estate (excluding loans secured by 1-4 family residential properties)	501,356	764,822	226,811	1,492,989
Commercial and industrial	741,124	462,110	79,780	1,283,014
Other loans (excluding consumer)	53,867	70,348	163,540	287,755
Total	$2,237,707	$1,495,238	$525,753	$4,258,698

	Maturing
	One Year Through Five Years	After Five Years	Total
Above loans due after one year which have:
Predetermined interest rates	$1,444,467	$432,286	$1,876,753
Floating interest rates	50,771	93,467	144,238
Total	$1,495,238	$525,753	$2,020,991

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 8 - NONPERFORMING ASSETS AND PAST DUE LOANS

The table below shows Trustmark's nonperforming assets and past due loans at the end of each of the last five years ($ in thousands):

	December 31,

	2007	2006	2005	2004	2003
Nonperforming Assets
Loans accounted for on a nonaccrual basis	$65,173	$36,399	$28,914	$21,864	$23,921
Other real estate (ORE)	8,348	2,509	4,107	5,615	5,929
Total nonperforming assets	$73,521	$38,908	$33,021	$27,479	$29,850

Past Due Loans
Loans past due over 90 days	$4,853	$2,957	$2,719	$5,284	$2,606
Serviced GNMA loans eligible for repurchase	11,847	8,510	22,769	-	-
Total loans past due over 90 days	$16,700	$11,467	$25,488	$5,284	$2,606

Nonperforming assets/total loans and ORE	1.02%	0.59%	0.56%	0.51%	0.59%

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

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of SFAS No. 125,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark  is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U. S. generally accepted accounting principles with the offsetting liability being reported as short-term borrowings.  During the two years ended December 31, 2007, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.  GNMA loans eligible for repurchase totaled $17.9 million at December 31, 2007 and $13.5 million at December 31, 2006.

As of December 31, 2007, Management is not aware of any additional credits, other than those identified above, where serious doubts as to the repayment of principal and interest exist.  There are no interest-earning assets which would be required to be disclosed above if those assets were loans.  Trustmark had no loan concentrations greater than ten percent of total loans other than those loan categories shown in Table 6.

Explanation of the changes in 2007 can be found in the table captioned "Nonperforming Assets" and the related discussion included in Management's Discussion and Analysis found in the Registrant's 2007 Annual Report to Shareholders and is incorporated herein by reference.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 9 - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The table below summarizes Trustmark's loan loss experience for each of the last five years ($ in thousands):

	Years Ended December 31,

	2007	2006	2005	2004	2003

Balance at beginning of period	$72,098	$76,691	$64,757	$74,276	$74,771
Loans charged off:
Real estate loans	(8,678)	(1,511)	(2,770)	(3,009)	(2,863)
Loans to finance agricultural production and other loans to farmers	(297)	(3)	(14)	(19)	(60)
Commercial and industrial	(2,136)	(1,670)	(2,978)	(1,178)	(3,688)
Consumer	(10,207)	(7,740)	(8,147)	(7,949)	(9,605)
All other loans	(5,472)	(4,014)	(2,913)	(3,247)	(2,992)
Total charge-offs	(26,790)	(14,938)	(16,822)	(15,402)	(19,208)
Recoveries on loans previously charged off:
Real estate loans	57	152	135	30	79
Loans to finance agricultural production and other loans to farmers	-	-	-	-	-
Commercial and industrial	1,356	1,729	1,006	1,029	735
Consumer	5,944	6,130	5,300	5,324	5,612
All other loans	3,402	2,955	2,774	2,555	2,516
Total recoveries	10,759	10,966	9,215	8,938	8,942
Net charge-offs	(16,031)	(3,972)	(7,607)	(6,464)	(10,266)
Provision for loan losses	23,784	(5,938)	19,541	(3,055)	9,771
Allowance of acquired bank	-	5,317	-	-	-
Balance at end of period	$79,851	$72,098	$76,691	$64,757	$74,276

Percentage of net charge-offs during period to average loans outstanding during the period	0.23%	0.06%	0.13%	0.12%	0.21%

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

Following Hurricane Katrina, Trustmark identified customers specifically impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, Trustmark determined, through reasonable estimates, that specific losses were probable and initially increased its allowance for loan losses by $9.8 million, on a pretax basis, during the third quarter of 2005.  Trustmark continually reevaluates its estimates for probable losses resulting from Katrina.  As a result, Trustmark released allowance for loan losses of a pretax basis of $7.8 million during 2006 and $0.6 million during 2007.  At December 31, 2007, the allowance for loan losses included specific Katrina accruals totaling $594 thousand.  Management’s estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as the information changes, actual results could differ from those estimates.

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONTINUED)

TABLE 10 - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

Trustmark's allowance for loan losses has been developed using different factors to estimate: (i) specific valuation allowances determined in accordance with SFAS No. 114 based on probable losses on specific loans; (ii) portfolio based valuation allowances determined in accordance with SFAS No. 5 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) qualitative risk valuation allowances determined in accordance with SFAS No. 5 based on general economic conditions and other qualitative risk factors, both internal and external, to Trustmark.

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

TRUSTMARK CORPORATION
STATISTICAL DISCLOSURES (CONCLUDED)

TABLE 11 - TIME DEPOSITS OF $100,000 OR MORE

The table below shows maturities on outstanding time deposits of $100,000 or more at December 31, 2007 ($ in thousands):

3 months or less	$356,114
Over 3 months through 6 months	283,136
Over 6 months through 12 months	286,496
Over 12 months	103,497
Total	$1,029,243

TABLE 12 - SELECTED RATIOS

The following ratios are presented for each of the last three years:

	2007	2006	2005

Return on average assets	1.23%	1.42%	1.25%
Return on average equity	12.02%	14.89%	13.86%
Dividend payout ratio	47.34%	40.28%	44.51%
Average equity to average assets ratio	10.21%	9.50%	9.16%

TABLE 13 - SHORT-TERM BORROWINGS

The table below presents certain information concerning Trustmark's short-term borrowings for each of the last three years ($ in thousands):

	2007	2006	2005
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$460,763	$470,434	$492,853
Weighted-average interest rate at end of period	3.30%	4.50%	3.31%
Maximum amount outstanding at any month end during each period	$525,142	$505,627	$770,273
Average amount outstanding during each period	$447,438	$471,386	$668,389
Weighted-average interest rate during each period	4.52%	4.29%	2.86%

Short-term borrowings:
Amount outstanding at end of period	$474,354	$271,067	$775,402
Weighted-average interest rate at end of period	4.30%	5.14%	4.24%
Maximum amount outstanding at any month end during each period	$526,879	$692,295	$1,271,250
Average amount outstanding during each period	$269,102	$520,942	$892,570
Weighted-average interest rate during each period	5.10%	4.98%	3.66%

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

Trustmark is Subject to Lending Risk
There are inherent risks associated with Trustmark’s lending activities.  The risks include, among other things, the impact of changes in the economic conditions in the markets where Trustmark operates as well as those across the United States.  Weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing these loans.  As of December 31, 2007, approximately 53% of Trustmark’s loan portfolio consisted of commercial and industrial: construction, land development and other land loans; and loans secured by nonfarm, nonresidential properties.  These types of loans are also typically larger than residential real estate and consumer loans.  Because Trustmark’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans.  An increase in nonperforming loans could result in a net loss in earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on Trustmark’s financial condition and results of operations.

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

Trustmark’s Allowance for Loan Losses May Not Be Adequate to Cover Credit Losses
The allowance for loan losses is established through provisions for estimated loan losses charged against earnings.  The allowance for loan losses is maintained at a level believed adequate by management, based on estimated probable losses within the existing loan portfolio.  This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of Trustmark’s control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different than those of Management.  In addition, if charge-offs in future periods exceed the allowance for loan losses, Trustmark will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, stockholders’ equity, and may have a material adverse affect on Trustmark’s financial condition and results of operations.

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

Trustmark is Subject to Claims and Litigation
Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business.  Some of these lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.  Whether these claims are founded or unfounded, if such claims are not resolved in a manner favorable to Trustmark they may result in significant financial liability and/or adversely affect the market perception of Trustmark and its banking, wealth management and insurance products and services as well as impact customer demand for these products and services.  Any financial liability or reputation damage could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Natural Disasters, Acts of War or Terrorism Could Significantly Impact Trustmark’s Business
Natural disasters, acts of war or terrorism and other external events could have a significant impact on Trustmark’s ability to conduct business.  Such events could affect the stability of Trustmark’s deposit base, impair of ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause Trustmark to incur additional expenses.  For example, during 2005, Hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the Mississippi Gulf Coast as well as central and eastern Mississippi.  Operations in several of the communities where Trustmark does business were disrupted by damage and/or lack of access to Trustmark’s banking facilities.  Other natural disasters, acts of war or terrorism or other adverse external events may occur in the future.  Although Management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark’s Stock Price Can Be Volatile
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive.  Trustmark’s stock price can fluctuate significantly in response to a variety of factors.  These factors include: actual or anticipated variations in earnings; changes in analysts’ recommendations or projections; operating and stock performance of other companies deemed to be peers; perception in the marketplace regarding Trustmark and/or its competitors; new technology used, or services offered, by competitors; significant acquisitions or business combinations involving Trustmark or its competitors, changes in government regulation and failure to integrate acquisitions or realize anticipated benefits from acquisitions.  General market fluctuations, industry factors and general economic and political conditions could also cause Trustmark’s stock price to decrease regardless of operating results.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi, and owned by TNB. Approximately 212,000 square feet, or 80%, of the available space in the main office building is allocated to bank use with the remainder occupied by tenants on a lease basis.  Trustmark, through its two banking subsidiaries, also operates 137 full-service branches, 17 limited-service branches, one in-store branch, three retirement service branches and an ATM network which includes 125 ATMs at on-premise locations and 71 ATMs located at off-premise sites.  In addition, Trustmark’s Insurance Division utilizes six off-site locations while the Mortgage Banking Group has one additional off-site location.  Trustmark leases 104 of its 236 locations with the remainder being owned.

ITEM 3.   LEGAL PROCEEDINGS

The information required by this item can be found in “Management’s Discussion and Analysis” included in Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to Trustmark’s shareholders during the fourth quarter of 2007.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trustmark’s common stock is listed for trading on the Nasdaq Stock Market.  At February 5, 2008, there were approximately 4,100 registered shareholders of Trustmark’s common stock.  Other information required by this item can be found in Note 16, “Shareholders’ Equity,” and the table captioned “Principal Markets and Prices of Trustmark’s Stock” included Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2007 through
October 31, 2007	-	$-	-	1,370,581

November 1, 2007 through
November 30, 2007	-	$-	-	1,370,581

December 1, 2007 through
December 31, 2007	-	$-	-	1,370,581

Total	-		-

The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 6.   SELECTED FINANCIAL DATA

The information required by this item can be found in the table captioned “Selected Financial Data” included in Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item can be found in “Management’s Discussion and Analysis” included in Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item can be found in “Management’s Discussion and Analysis” included in Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Trustmark Corporation and subsidiaries and the accompanying Notes to Consolidated Financial Statements are contained in Trustmark’s 2007 Annual Report to Shareholders and are incorporated herein by reference.  The table captioned “Summary of Quarterly Results of Operations” is also included in Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2007.

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

Management Report on Internal Control over Financial Reporting

The information required by this Item can be found in the “Management Report on Internal Control Over Financial Reporting” included in Trustmark’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

The table below represents compensation plans under which equity securities of Trustmark are authorized as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding (a))
Approved by security holders	1,954,360	$25.42	5,553,832
Not approved by security holders	-	-	-
Total	1,954,360	$25.42	5,553,832

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.   Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2007 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements (Notes 1 through 20)

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	February 29, 2008	DATE:	February 29, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 29, 2008	BY:	/s/ J. Kelly Allgood
J. Kelly Allgood, Director

DATE:	February 29, 2008	BY:	/s/ Reuben V. Anderson
Reuben V. Anderson, Director

DATE:	February 29, 2008	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 29, 2008	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE:	February 29, 2008	BY:	/s/ C. Gerald Garnett
C. Gerald Garnett, Director

DATE:	February 29, 2008	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Director

DATE:	February 29, 2008	BY:	/s/ Richard G. Hickson
Richard G. Hickson, Chairman, President,
Chief Executive Officer and Director

DATE:	February 29, 2008	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE:	February 29, 2008	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 29, 2008	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE:	February 29, 2008	BY:	/s/ Kenneth W. Williams
Kenneth W. Williams, Director

DATE:	February 29, 2008	BY:	/s/ William G. Yates, Jr.
William G. Yates, Jr., Director

EXHIBIT INDEX

2-a
Agreement and Plan of Reorganization by and among Trustmark Corporation and Republic Bancshares of Texas, Inc. Filed April 17, 2006, as Exhibit 2.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

2-b
First Amendment to Agreement and Plan of Reorganization by and among Trustmark Corporation and Republic Bancshares of Texas, Inc.  Filed May 17, 2006. as Exhibit 2.1A to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

3-a
Articles of Incorporation, as amended, effective April 9, 2002.  Filed as Exhibit A to Trustmark Corporation’s Proxy Statement (Schedule 14A) for the Annual Meeting of Shareholders held April 9, 2002, incorporated herein by reference.

3-b	Bylaws, as amended, effective July 17, 2007. Filed as Exhibit 3.2 to Trustmark Corporation’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, incorporated herein by reference.
4-a
Amended and Restated Trust Agreement among Trustmark Corporation, Wilmington Trust Company and the Administrative Trustees regarding Trustmark Preferred Capital Trust I.  Filed August 21, 2006, as Exhibit 4.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

4-b
Junior Subordinated Indenture between Trustmark Corporation and Wilmington Trust Company.  Filed August 21, 2006, as Exhibit 4.2 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

4-c	Guarantee Agreement between Trustmark Corporation and Wilmington Trust Company. Filed August 21, 2006, as Exhibit 4.3 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.
4-d
Fiscal and Paying Agency Agreement between Trustmark National Bank and The Bank of New York Trust Company, N.A. regarding Subordinated Notes due December 15, 2016.  Filed December 13, 2006, as Exhibit 4.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-a
Deferred Compensation Plan for Executive Officers (Executive Deferral Plan-Group 2) of Trustmark National Bank, as amended.  Filed as Exhibit 10-a to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007.

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

10-e
Deferred Compensation Plan for Directors (Directors’ Deferred Fee Plan) of Trustmark National Bank, as amended.  Filed as Exhibit 10-e to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007.

10-f
Deferred Compensation Plan for Executives (Executive Deferral Plan-Group 1) of Trustmark National Bank, as amended.  Filed as Exhibit 10-f to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007.

10-g	Trustmark Corporation Deferred Compensation Plan (Master Plan Document), as amended. Filed as Exhibit 10-g to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007.
10-h
Amended and Restated Employment Agreement between Trustmark Corporation and Richard G. Hickson dated October 23, 2007.  Filed as Exhibit 10-h to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007.

10-i
Amended and Restated Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated October 23, 2007.  Filed as Exhibit 10-i to Trustmark’s Form 10- K Annual Report for the year ended December 31, 2007.

10-j
Amended and Restated Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated October 23, 2007.  Filed as Exhibit 10-j to Trustmark’s Form 10- K Annual Report for the year ended December 31, 2007.

10-k	2005 Stock and Incentive Compensation Plan approved May 10, 2005. Filed as Exhibit 10-a to Trustmark’s Form 10-Q Quarterly Report for the quarter ended March 31, 2005, incorporated by reference.
10-l	Form of Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan). Filed May 16, 2005, as Exhibit 10-b to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-m
Form of Non-Qualified Stock Option Agreement for Director  (under the 2005 Stock and Incentive Compensation Plan).  Filed May 16, 2005, as Exhibit 10-c to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-n
Form of Non-Qualified Stock Option Agreement for Associate  (under the 2005 Stock and Incentive Compensation Plan). ).  Filed May 16, 2005, as Exhibit 10-d to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-o
Termination Amendment to the Second Amended Trustmark Corporation 1997 Long Term Incentive Plan.  File May 16, 2005, as Exhibit 10-e to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-p
Revised Form of Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan).  Filed January 31, 2006, as Exhibit 10-b to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-q
Form of Time-Based Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan).  Filed January 28, 2008, as Exhibit 10-q to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

13
Only those portions of the Registrant’s 2007 Annual Report to Shareholders expressly incorporated by reference herein are included in this exhibit and, therefore, are filed as a part of this report on Form 10-K.

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