Form 10-Q
period 2008-03-31
TRUSTMARK CORP
filed 2008-05-12
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 000-03683

Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

(601) 208-5111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of April 30, 2008, there were 57,296,449 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks (noninterest-bearing)	$290,200	$292,983
Federal funds sold and securities purchased
under reverse repurchase agreements	16,022	17,997
Securities available for sale (at fair value)	585,746	442,345
Securities held to maturity (fair value: $272,052 - 2008;
$276,631 - 2007)	267,315	275,096
Loans held for sale	198,245	147,508
Loans	7,012,034	7,040,792
Less allowance for loan losses	81,818	79,851
Net loans	6,930,216	6,960,941
Premises and equipment, net	151,469	151,680
Mortgage servicing rights	59,047	67,192
Goodwill	291,210	291,177
Identifiable intangible assets	27,030	28,102
Other assets	280,653	291,781
Total Assets	$9,097,153	$8,966,802

Liabilities
Deposits:
Noninterest-bearing	$1,475,976	$1,477,171
Interest-bearing	5,868,359	5,392,101
Total deposits	7,344,335	6,869,272
Federal funds purchased and securities sold
under repurchase agreements	433,431	460,763
Short-term borrowings	93,453	474,354
Subordinated notes	49,717	49,709
Junior subordinated debt securities	70,104	70,104
Other liabilities	168,772	122,964
Total Liabilities	8,159,812	8,047,166

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,296,449 shares - 2008;
57,272,408 shares - 2007	11,938	11,933
Capital surplus	126,003	124,161
Retained earnings	810,369	797,993
Accumulated other comprehensive loss,
net of tax	(10,969)	(14,451)
Total Shareholders' Equity	937,341	919,636
Total Liabilities and Shareholders' Equity	$9,097,153	$8,966,802

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$118,050	$118,334
Interest on securities:
Taxable	5,857	9,080
Tax exempt	1,356	1,711
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	179	976
Other interest income	572	592
Total Interest Income	126,014	130,693

Interest Expense
Interest on deposits	43,363	50,355
Interest on federal funds purchased and securities
sold under repurchase agreements	3,073	3,813
Other interest expense	4,829	4,583
Total Interest Expense	51,265	58,751
Net Interest Income	74,749	71,942
Provision for loan losses	14,243	1,639

Net Interest Income After Provision
for Loan Losses	60,506	70,303

Noninterest Income
Service charges on deposit accounts	12,564	12,693
Insurance commissions	8,256	8,772
Wealth management	7,198	5,879
General banking - other	5,788	6,170
Mortgage banking, net	11,056	2,755
Other, net	3,221	1,824
Securities gains, net	433	58
Total Noninterest Income	48,516	38,151

Noninterest Expense
Salaries and employee benefits	43,584	43,166
Services and fees	9,430	9,558
Net occupancy - premises	4,801	4,414
Equipment expense	4,074	3,904
Other expense	7,937	8,364
Total Noninterest Expense	69,826	69,406
Income Before Income Taxes	39,196	39,048
Income taxes	13,017	13,191
Net Income	$26,179	$25,857

Earnings Per Share
Basic	$0.46	$0.44
Diluted	$0.46	$0.44

Dividends Per Share	$0.23	$0.22

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2008	2007
Balance, January 1,	$919,636	$891,335
Comprehensive income:
Net income per consolidated statements of income	26,179	25,857
Other comprehensive income:
Net change in fair value of securities available for sale	3,482	1,756
Comprehensive income	29,661	27,613
Cash dividends paid	(13,250)	(12,926)
Common stock issued, long-term incentive plan	-	232
Excess tax benefit from stock-based compensation arrangements	188	7
Compensation expense, long-term incentive plan	1,106	1,116
Repurchase and retirement of common stock	-	(13,370)
Balance, March 31,	$937,341	$894,007

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$26,179	$25,857
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	14,243	1,639
Depreciation and amortization	6,904	6,622
Net amortization of securities	244	600
Securities gains, net	(433)	(58)
Gains on sales of loans	(1,090)	(1,451)
Deferred income tax (benefit) provision	(4,731)	192
Proceeds from sales of loans held for sale	310,355	251,382
Purchases and originations of loans held for sale	(356,886)	(278,751)
Net increase in mortgage servicing rights	(4,479)	(3,873)
Net decrease in other assets	12,821	4,572
Net increase (decrease) in other liabilities	4,581	(4,572)
Other operating activities, net	11,055	1,650
Net cash provided by operating activities	18,763	3,809

Investing Activities
Proceeds from calls and maturities of securities held to maturity	7,804	6,257
Proceeds from calls and maturities of securities available for sale	79,581	75,585
Proceeds from sales of securities available for sale	42,879	-
Purchases of securities held to maturity	-	-
Purchases of securities available for sale	(218,643)	(18,357)
Net decrease (increase) in federal funds sold and securities
purchased under reverse repurchase agreements	1,975	(77,641)
Net decrease (increase) in loans	16,494	(64,944)
Purchases of premises and equipment	(2,638)	(7,437)
Proceeds from sales of premises and equipment	1	5
Proceeds from sales of other real estate	361	678
Net cash used in investing activities	(72,186)	(85,854)

Financing Activities
Net increase in deposits	475,063	338,138
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(27,332)	(180,636)
Net decrease in short-term borrowings	(384,029)	(105,045)
Cash dividends	(13,250)	(12,926)
Proceeds from exercise of stock options	-	232
Excess tax benefit from stock-based compensation arrangements	188	7
Repurchase and retirement of common stock	-	(13,370)
Net cash provided by financing activities	50,640	26,400

Decrease in cash and cash equivalents	(2,783)	(55,645)
Cash and cash equivalents at beginning of period	292,983	392,083
Cash and cash equivalents at end of period	$290,200	$336,438

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2007 annual report on Form 10-K.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

NOTE 2 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	March 31,	December 31,
	2008	2007
Loans secured by real estate:
Construction, land development and other land loans	$1,212,052	$1,194,940
Secured by 1-4 family residential properties	1,660,148	1,694,757
Secured by nonfarm, nonresidential properties	1,315,449	1,325,379
Other real estate secured	160,373	167,610
Commercial and industrial loans	1,286,578	1,283,014
Consumer loans	1,056,346	1,087,337
Other loans	321,088	287,755
Loans	7,012,034	7,040,792
Less allowance for loan losses	81,818	79,851
Net loans	$6,930,216	$6,960,941

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2008	2007
Beginning balance	$79,851	$72,098
Loans charged-off	(15,176)	(4,282)
Recoveries	2,900	2,594
Net charge-offs	(12,276)	(1,688)
Provision for possible loan losses	14,243	1,639
Balance at end of period	$81,818	$72,049

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio.  Trustmark’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, with adjustments considering environmental factors such as current economic events, industry and geographical conditions and portfolio performance indicators.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans and net charge-offs or recoveries, among other factors, in compliance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses published by the governmental regulating agencies for financial services companies.  This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received on impaired loans that may be susceptible to significant changes. Management believes that the allowance for loan losses adequately provides for probable losses in its loan portfolio at March 31, 2008.

At March 31, 2008 and 2007, the carrying amounts of nonaccrual loans were $78.0 million and $37.1 million, respectively.  Included in these nonaccrual loans at March 31, 2008 and 2007, are loans that are considered to be impaired, which totaled $67.3 million and $31.4 million, respectively.  At March 31, 2008, the total allowance for loan losses related to impaired loans was $10.8 million compared with $7.1 million at March 31, 2007.  The average carrying amounts of impaired loans during the first quarter of 2008 and 2007 were $64.6 million and $31.0 million, respectively.  No material amounts of interest income were recognized on impaired loans or nonaccrual loans for the three months ended March 31, 2008 and 2007.

NOTE 3 – MORTGAGE BANKING

The fair value of mortgage servicing rights (MSR) is determined using discounted cash flow techniques benchmarked against third-party opinions of value. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark utilizes derivative instruments, specifically Treasury note futures contracts and exchange-traded option contracts, to offset changes in the fair value of MSR attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes.  During the first quarter of 2008, the MSR value declined $10.2 million primarily due to a 25 basis point drop in mortgage rates.  The hedge improved in value by $17.6 million due to three factors: a 60 basis point decline in Treasury market yields; improved value of options and futures due to higher levels of volatility; and additional carry value due to a steeper yield curve.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $7.4 million.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$67,192	$69,272
Additions:
Origination of servicing assets	5,131	4,340
Disposals	(653)	(467)
Change in fair value:
Due to market changes	(10,193)	(447)
Due to runoff	(2,430)	(2,104)
Balance at end of period	$59,047	$70,594

NOTE 4 - DEPOSITS

At March 31, 2008 and December 31, 2007, deposits consisted of the following ($ in thousands):

	March 31,	December 31,
	2008	2007
Noninterest-bearing demand deposits	$1,475,976	$1,477,171
Interest-bearing deposits:
Interest-bearing demand	1,394,749	1,210,817
Savings	1,857,726	1,577,198
Time	2,615,884	2,604,086
Total interest-bearing deposits	5,868,359	5,392,101
Total deposits	$7,344,335	$6,869,272

NOTE 5 – STOCK AND INCENTIVE COMPENSATION PLANS

Trustmark accounts for stock and incentive compensation following the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.  Trustmark implemented the provisions of this statement using the modified prospective approach, which applies to new awards, as well as, any previously granted awards outstanding on January 1, 2006.  Compensation cost for the portion of awards for which the requisite service had not been rendered as of the date of adoption, is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123.

Stock Option Grants
During the first three months of 2008, there were no stock option awards.  Stock option-based compensation expense totaled $285 thousand and $502 thousand for the first three months of 2008 and 2007, respectively.

Restricted Stock Grants
Performance Awards
During the first three months of 2008, Trustmark awarded 72,124 shares of performance based restricted stock to 28 key members of Trustmark’s executive management team. These performance awards vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  These awards are restricted until December 31, 2010.   Awards based on TSR are valued under SFAS No. 123R utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE awards are valued under SFAS No. 123R, utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest.

The performance based restricted stock issued in May 2005, vested on December 31, 2007. The stock related to this grant was issued to the participants free of restriction during the first quarter of 2008. As a result of achieving 132% of the performance goals during the performance period, 21,060 excess shares were awarded and will vest at either the date of Trustmark’s Annual meeting of Shareholders in 2010 or May 31, 2010, whichever comes first.

Time-Vested Awards
Trustmark’s time-vested awards are granted as an incentive in both employee recruitment and retention and are issued to Trustmark’s executive management team and non-executive management associates. During the first three months of 2008, Trustmark awarded 37,020 shares of time-vested restricted stock to key members of Trustmark’s management team. These time-vested awards are restricted for thirty-six months from the award dates.  The weighted average share price of the shares awarded during the first three months of 2008 was $20.97.

During the first three months of 2008 and 2007, Trustmark recorded compensation expense for restricted stock awards of $821 thousand and $614 thousand, respectively.

NOTE 6 – BENEFIT PLANS

Pension Plan
Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation as defined in the plan and vests upon five years of service.

In December 2006, Trustmark adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and elected to move its measurement date for the plan to December 31 from October 31.  The following table presents information regarding the net periodic benefit cost for the three months ended March 31, 2008 and 2007 ($ in thousands):

	Three months ended March 31,
	2008	2007
Net periodic benefit cost
Service cost	$411	$327
Interest cost	1,234	1,174
Expected return on plan assets	(1,398)	(1,322)
Amortization of prior service cost	(127)	(127)
Recognized net actuarial loss	501	563
Net periodic benefit cost	$621	$615

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  In 2008, Trustmark's minimum required contribution is expected to be zero.  The actual amount of the contribution will be determined based on the plan's funded status and return on plan assets as of the measurement date, which was December 31, 2007 for amounts related to 2008.

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

The following table presents information regarding the plan's net periodic benefit cost for the three months ended March 31, 2008 and 2007 ($ in thousands):

	Three months ended March 31,
	2008	2007
Net periodic benefit cost
Service cost	$292	$320
Interest cost	523	454
Amortization of prior service cost	37	35
Recognized net actuarial loss	60	23
Net periodic benefit cost	$912	$832

NOTE 7 – CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At March 31, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $162.3 million and $165.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2008, the fair value of collateral held was $40.7 million.

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

NOTE 8 – EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2008	2007
Basic shares	57,283	58,508
Dilutive shares	29	284
Diluted shares	57,312	58,792

NOTE 9 - STATEMENTS OF CASH FLOWS

Trustmark paid $2.1 million in income taxes in the first quarter of 2008, compared to no taxes paid during the first quarter of 2007.  Interest paid on deposit liabilities and other borrowings approximated $54.0 million in the first three months of 2008 and $59.0 million in the first three months of 2007.  For the three months ended March 31, 2008 and 2007, noncash transfers from loans to foreclosed properties were $1.6 million and $381 thousand, respectively.

NOTE 10 – SEGMENT INFORMATION

Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration.   General banking is responsible for all traditional banking products and services, including loans and deposits.  Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust, and retirement services, as well as insurance and risk management services provided by TRMK Risk Management, Inc., a wholly-owned subsidiary of Trustmark National Bank (TNB).  Insurance includes two wholly-owned subsidiaries of TNB:  The Bottrell Insurance Agency and Fisher-Brown, Incorporated.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages.  Administration includes all other activities that are not directly attributable to one of the major lines of business.  Administration consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management) and Corporate Finance.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations.  Trustmark uses a match-funded transfer pricing process to assess operating segment performance.  Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services.

The following tables disclose financial information by reportable segment for the periods ended March 31, 2008 and 2007.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
March 31, 2008
Net interest income from external customers	$72,741	$1,307	$-	$701	$74,749
Internal funding	(7,686)	(247)	11	7,922	-
Net interest income	65,055	1,060	11	8,623	74,749
Provision for loan losses	14,213	-	-	30	14,243
Net interest income after provision for loan losses	50,842	1,060	11	8,593	60,506
Noninterest income	31,708	7,418	8,253	1,137	48,516
Noninterest expense	50,431	5,500	5,988	7,907	69,826
Income (loss) before income taxes	32,119	2,978	2,276	1,823	39,196
Income taxes	11,079	1,061	881	(4)	13,017
Segment net income	$21,040	$1,917	$1,395	$1,827	$26,179

Selected Financial Information
Average assets	$7,622,452	$96,023	$19,645	$1,113,591	$8,851,711
Depreciation and amortization	$5,453	$83	$96	$1,272	$6,904

For the three months ended
March 31, 2007
Net interest income (expense) from external customers	$68,094	$1,140	$(1)	$2,709	$71,942
Internal funding	730	(174)	-	(556)	-
Net interest income (expense)	68,824	966	(1)	2,153	71,942
Provision for loan losses	2,128	(1)	-	(488)	1,639
Net interest income (expense) after provision for loan losses	66,696	967	(1)	2,641	70,303
Noninterest income	23,612	5,997	8,806	(264)	38,151
Noninterest expense	50,329	5,022	5,844	8,211	69,406
Income (loss) before income taxes	39,979	1,942	2,961	(5,834)	39,048
Income taxes	13,816	693	1,145	(2,463)	13,191
Segment net income (loss)	$26,163	$1,249	$1,816	$(3,371)	$25,857

Selected Financial Information
Average assets	$7,193,223	$85,718	$19,360	$1,516,486	$8,814,787
Depreciation and amortization	$5,002	$110	$98	$1,412	$6,622

NOTE 11 – FAIR VALUE

On January 1, 2008, Trustmark adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of Financial Accounting Standards Board (FASB) Statement No. 157,” Trustmark will defer application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

Trustmark measures a portion of its assets and liabilities on a fair value basis. Fair value is used for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale securities, loans held for sale and MSR. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, Trustmark uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157.

In accordance with SFAS No. 157, Trustmark groups its assets and liabilities carried at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of assumptions used to determine fair value.  These levels are:

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.
Level 3 – Valuation is based on significant valuation assumptions that are not readily observable in the market.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, Trustmark considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, Trustmark looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, Trustmark looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and Trustmark must use alternative valuation techniques to derive a fair value measurement.

The methodologies Trustmark uses in determining the fair values are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected upon exchange of the position in an orderly transaction between market participants at the measurement date.  The large majority of assets that are stated at fair value are of a nature that can be valued using prices or inputs that are readily observable through a variety of independent data providers.  The providers selected by Trustmark for fair valuation data are widely recognized and accepted vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers.  Trustmark has documented and evaluated the pricing methodologies used by the vendors and has maintained internal processes that regularly test valuations for anomalies.

Mortgage loan commitments are valued based on the securities prices of similar collateral, term, rate and delivery for which the loan is eligible to deliver in place of the particular security.  Trustmark acquires a broad array of mortgage security prices that are supplied by a market data vendor, which in turn accumulates prices from a broad list of securities dealers.  Prices are processed through a mortgage pipeline management system that accumulates and segregates all loan commitment and forward-sale transactions according to the similarity of various characteristics (maturity, term, rate, and collateral).  Prices are matched to those positions that are deemed to be an eligible substitute or offset (i.e. “deliverable”) for a corresponding security observed in the market place.

In situations where there is little market activity such as MSR, Trustmark uses independent experts to evaluate fair value through the use of prevailing market participant assumptions, and market participant valuation processes.  These values and processes are periodically tested and validated by other third-party experts.

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 ($ in thousands):

	Total	Level 1	Level 2	Level 3
Securities available for sale	$585,746	$7,043	$578,703	$-
Loans held for sale	198,245	-	198,245	-
Mortgage servicing rights	59,047	-	-	59,047
Other assets - derivatives	9,251	8,336	-	915
Other liabilities - derivatives	4,257	2,545	1,712	-

The changes in Level 3 assets measured at fair value on a recurring basis as of March 31, 2008 are summarized as follows ($ in thousands):

	Other Assets - Derivatives	MSR
Balance, beginning of period	$198	$67,192
Total net gains (losses) included in net income	1,301	(12,623)
Purchases, sales, issuances and settlements, net	(584)	4,478
Net transfers into/out of Level 3	-	-
Balance, end of period	$915	$59,047

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains
or losses still held at March 31, 2008	$499	$(10,193)

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets at March 31, 2008 which have been measured at fair value on a nonrecurring basis include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans. At March 31, 2008, impaired loans were evaluated based on the fair value of the collateral or other unobservable input and are classified as Level 3 in the fair value hierarchy.  Trustmark had outstanding balances of $67.3 million and $31.4 million in impaired loans as of March 31, 2008 and March 31, 2007, respectively.

During the first quarter of 2008, Trustmark recognized a $9.3 million write-down related to nonrecurring fair value measurements of impaired loans.  Reserves were previously allocated in anticipation of this impairment review.

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test, as well as intangible assets.  As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

NOTE 12 – RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2008
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management elected not to apply the fair value option to any of its assets or liabilities at January 1, 2008.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital.  EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 did not have a material impact on Trustmark’s balance sheets or results of operations.

In November 2007, the SEC issued SAB No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB 109 did not have a material impact on Trustmark’s balance sheets or results of operations.

New Accounting Standards
Other new pronouncements issued but not effective until after March 31, 2008, are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following:

On April 25, 2008, the FASB posted FSP 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, “Business Combinations.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that FSP 142-3 will have on Trustmark’s balance sheets and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact that SFAS No. 161 will have on Trustmark’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised), “Business Combinations.” SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141R is required to be applied to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption being prohibited. Management is currently evaluating the impact that the adoption of SFAS No. 141R will have on Trustmark’s balance sheets and results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of SFAS No. 160 on its balance sheets and results of operations.

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

Trustmark National Bank (TNB), Trustmark’s wholly-owned subsidiary, accounts for over 98% of the assets and revenues of Trustmark.  Initially chartered by the state of Mississippi in 1889, TNB is also headquartered in Jackson, Mississippi.  In addition to banking activities, TNB provides investment and insurance products and services to its customers through its wholly-owned subsidiaries, Trustmark Investment Advisors, Inc., The Bottrell Insurance Agency, Inc. (Bottrell), TRMK Risk Management, Inc., and Fisher-Brown, Incorporated (Fisher-Brown). TNB also owns all of the stock of Trustmark Securities, Inc., an inactive subsidiary.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first three months of 2008.

FINANCIAL HIGHLIGHTS

Trustmark’s net income totaled $26.2 million, or $0.46 basic and diluted earnings per share, for the three months ended March 31, 2008, compared to $25.9 million, or $0.44 basic and diluted earnings per share, for the three months ended March 31, 2007.

Net income for the three months ended March 31, 2008, increased $322 thousand, or 1.2% compared to the same time period in 2007.  The increase was primarily the result of an increase of $10.4 million in noninterest income, a $2.8 million increase in net interest income and a $174 thousand decrease in income tax expense partly offset by a $12.6 million increase in the provision for loan losses and a $420 thousand increase in noninterest expenses.

Selected income statement data and other selected data for the comparable periods were as follows ($ in thousands except per share data):

	Three Months Ended
	March 31, 2008	March 31, 2007
Net interest income - fully taxable equivalent	$77,070	$74,495
Taxable equivalent adjustment	2,321	2,553
Net interest income	74,749	71,942
Provision for loan losses	14,243	1,639
Net interest income after provision for loan losses	60,506	70,303
Noninterest income	48,516	38,151
Noninterest expense	69,826	69,406
Income before income taxes	39,196	39,048
Income taxes	13,017	13,191
Net income	$26,179	$25,857

Earnings per common share - basis	$0.46	$0.44
Earnings per common share - diluted	0.46	0.44
Dividends per common share	0.23	0.22

Return on average assets	1.19%	1.19%
Return on average tangible equity	17.59%	18.76%

Details of the changes in the various components of net income are further discussed in the section captioned “Results of Operations.”

Banking Center Expansion Program
During the first quarter of 2008, Trustmark continued to make investments to support additional revenue growth and profitability as well as to reallocate resources to areas with additional growth potential. To this end, Trustmark opened two new banking centers in its Houston and Memphis markets during the first quarter of 2008 and anticipates the opening of four additional banking centers serving the Biloxi, Houston, Jackson and Panama City markets during the remainder of this year.

Non-GAAP Disclosures
Management is presenting, in the accompanying table, adjustments to net income as reported in accordance with generally accepted accounting principles for significant items occurring during the periods presented. Management believes this information will help users compare Trustmark’s current results to those of prior periods as presented in the table below ($ in thousand, except per share data):

	Quarter Ended
	3/31/2008		3/31/2007
	Amount	Basic EPS	Amount	Basic EPS

Net Income as reported-GAAP	$26,179	$0.457	$25,857	$0.442

Adjustments (net of taxes):
Visa Litigation Contingency	(936)	(0.016)	-	-
Hurricane Katrina	-	-	(665)	(0.011)
	(936)	(0.016)	(665)	(0.011)

Net Income adjusted for specific items (Non-GAAP)	$25,243	$0.441	$25,192	$0.431

Visa Litigation Contingency
In the first quarter of 2008, Trustmark recognized a gain of $1.5 million resulting from the Visa initial public offering.  This gain more than offsets an accrual of $800 thousand that Trustmark recorded in the fourth quarter of 2007 for the Visa litigation contingency relating to the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting Trustmark’s share as a Visa member).

Hurricane Katrina
In the third quarter of 2005, immediately following in the aftermath of Hurricane Katrina, Trustmark estimated possible pre-tax losses resulting from this storm of $11.7 million.  Trustmark revised these estimates quarterly and any subsequent adjustments are reflected in the table above, net of taxes.  At March 31, 2008, the allowance for loan losses included $564 thousand related to possible Hurricane Katrina losses.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based on interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for the first three months of 2008 increased $2.6 million, or 3.5%, when compared with the same time period in 2007.  Trustmark has achieved a richer mix of earning assets when compared to the previous year with growth in higher yielding loans being funded primarily by the maturities and calls of lower yielding investment securities.  In addition, interest rates continued to fall during the first quarter of 2008 which resulted in lower loan yields being effectively offset by lower deposit and borrowing costs. The combination of these factors resulted in a five basis point increase in NIM to 3.94%, when the first three months of 2008 is compared with the same time period in 2007. For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first three months of 2008 were $7.861 billion, compared with $7.763 billion for the same time period in 2007, an increase of $98.0 million. More importantly, the mix of average earning assets changed dramatically when comparing 2008 to 2007.  Average total loans during the first three months of 2008 increased $513.6 million, or 7.7%, relative to the same time period in 2007, while average investment securities decreased by $364.5 million, or 35.6%, during the same time period.  However, interest rates during the quarter continued to fall which contributed to a decline in the yield on loans of 60 basis points for the first quarter of 2008 when compared to the same time period in 2007.  The combination of these factors resulted in a decline in interest income-FTE of $4.9 million, or 3.7%, when the first three months of 2008 are compared with the same time period in 2007.  The impact of these factors is also illustrated by the yield on total earning assets decreasing from 6.96% for the first three months of 2007, to 6.57% for the same time period of 2008, a decrease of 39 basis points.

Average interest-bearing liabilities for the first three months of 2008 totaled $6.387 billion compared with $6.294 billion for the same time period in 2007, an increase of $92.6 million, or 1.5%.   However, the mix of these liabilities has changed when these two periods are compared.  Management’s decision to control deposit costs resulted in a reduction in average interest-bearing deposits of approximately $22.3 million while reducing the average yield by 51 basis points. Management considers this an integral decision in helping to sustain the net interest margin.  In order to sustain its funding ability, Trustmark increased its use of federal funds purchased and securities sold under repurchase agreements as well as borrowings by $115.0 million.  The impact of these higher cost interest-bearing liabilities was offset somewhat by the decrease in the overall yield of 102 basis points on these products.  As a result of these factors, total interest expense for the first three months of 2008 decreased $7.5 million, or 12.7%, when compared with the same time period in 2007.

Yield/Rate Analysis Table
($ in thousands)
	Quarter Ended March 31,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$22,921	$179	3.14%	$74,076	$976	5.34%
Securities - taxable	542,683	5,857	4.34%	880,171	9,080	4.18%
Securities - nontaxable	117,800	2,086	7.12%	144,803	2,633	7.37%
Loans (including loans held for sale)	7,177,233	120,213	6.74%	6,663,620	120,557	7.34%
Total interest-earning assets	7,860,637	128,335	6.57%	7,762,670	133,246	6.96%
Cash and due from banks	259,392			345,974
Other assets	812,680			778,595
Allowance for loan losses	(80,998)			(72,452)
Total Assets	$8,851,711			$8,814,787

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,597,220	43,363	3.12%	$5,619,546	50,355	3.63%
Federal funds purchased and securities sold
under repurchase agreements	417,338	3,073	2.96%	351,797	3,813	4.40%
Borrowings	372,050	4,829	5.22%	322,622	4,583	5.76%
Total interest-bearing liabilities	6,386,608	51,265	3.23%	6,293,965	58,751	3.79%
Noninterest-bearing demand deposits	1,390,843			1,495,447
Other liabilities	141,741			127,264
Shareholders' equity	932,519			898,111
Total Liabilities and
Shareholders' Equity	$8,851,711			$8,814,787

Net Interest Margin		77,070	3.94%		74,495	3.89%

Less tax equivalent adjustment		2,321			2,553

Net Interest Margin per
Consolidated Statements of Income		$74,749			$71,942

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

PROVISION FOR LOAN LOSSES BY REGION			Mississippi (Central and Southern	Tennessee (Memphis, TN and Northern
($ in thousands)	Total	Florida	Regions)	MS Regions)	Texas
Provision for loan losses for the quarter ended:
March 31, 2008	$ 14,243	$ 9,557	$ 2,807	$ 779	$ 1,100
March 31, 2007	1,639	94	1,202	(4)	347

The provision for loan losses for the first three months of 2008 totaled $14.2 million, or 0.80% of average loans, compared with $1.6 million during the same time period in 2007.  Trustmark’s provision for the first quarter of 2008 was impacted by an increase of $40.9 million in nonperforming loans when compared with the first quarter of 2007, which is largely attributable to residential real estate loans in Trustmark’s Florida Panhandle market. The Florida Panhandle has experienced a significant decrease in real estate demand, resulting in nonaccrual loans for that market increasing to $49.7 million at March 31, 2008, or 7.2% of its Florida loan portfolio.  In addition, net charge-offs in the Florida market during the first quarter of 2008 totaled $9.7 million.  Trustmark’s Management is actively engaged in the resolution of credit issues in the Florida Panhandle.  While Trustmark expects these actions will assist in the mitigation of the impact of the current credit cycle, weakness in the Florida residential real estate portfolio may continue.  The loan portfolios in other geographic markets are not experiencing any significant credit issues at this time as seen by the changes in provision for loan losses included in the accompanying table.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Total noninterest income before security gains, net for the first quarter of 2008 increased $10.0 million, or 26.2%, compared to the same time period in 2007.  Please see the discussion below for the selected items which supported this increase.  The comparative components of noninterest income for the three months ended March 31, 2008 and 2007 are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges for deposit products and services, which totaled $12.6 million for the first three months of 2008 compared with $12.7 million for the first three months of 2007, a decrease of $0.1 million, or 1.0%. During the first quarter of 2008, revenues from service charges continued to be negatively impacted by the increased usage of accounts that do not charge a monthly fee and increased usage of electronic transactions.

Insurance commissions were $8.3 million during the first quarter of 2008, a decrease of $0.5 million, or 5.9%, when compared with $8.8 million in the first quarter of 2007.  The decline during 2008 is attributable to a decrease in rates along the Gulf Coast and the Florida Panhandle.

Wealth management income totaled $7.2 million for the first three months of 2008, compared with $5.9 million during the same time period in 2007, an increase of $1.3 million, or 22.4%. Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first quarter of 2008 is largely attributed to an increase in trust and investment management fee income resulting from new account growth. In addition, revenues from brokerage services have increased due to solid production and the addition of new investment representatives.  At March 31, 2008 and 2007, Trustmark held assets under management and administration of $7.4 billion and $6.9 billion, respectively and brokerage assets of $1.2 billion at both period ends.

General banking-other totaled $5.8 million during the first three months of 2008, compared with $6.2 million in the same time period in 2007. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  This decrease is primarily related to a decline in fees earned on an interest rate driven product.

Noninterest Income
($ in thousands)
	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$12,564	$12,693	$(129)	-1.0%
Insurance commissions	8,256	8,772	(516)	-5.9%
Wealth management	7,198	5,879	1,319	22.4%
General banking - other	5,788	6,170	(382)	-6.2%
Mortgage banking, net	11,056	2,755	8,301	n/m
Other, net	3,221	1,824	1,397	76.6%
Total Noninterest Income before sec gains, net	48,083	38,093	9,990	26.2%
Securities gains, net	433	58	375	n/m
Total Noninterest Income	$48,516	$38,151	$10,365	27.2%

n/m - percentages greater than +/- 100% are considered not meaningful

Net revenues from mortgage banking were $11.1 million during the first three months of 2008, compared with $2.8 million in the first three months of 2007. As shown in the accompanying table, net mortgage servicing income has increased $269 thousand, or 7.7% when the first quarter of 2008 is compared with the same time period in 2007.  This increase coincides with growth in the balance of the mortgage servicing portfolio as well as an increase in mortgage production.  Loans serviced for others totaled $4.6 billion at March 31, 2008 compared with $4.2 billion at March 31, 2007.  Trustmark’s highly regarded mortgage banking reputation has enabled it to take advantage of competitive disruptions and expand market share.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements ($ in thousands):

Mortgage Banking Income
	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Mortgage servicing income, net	$3,747	$3,478	$269	7.7%
Change in fair value-MSR from market changes	(10,193)	(447)	(9,746)	n/m
Change in fair value of derivatives	17,599	715	16,884	n/m
Change in fair value-MSR from runoff	(2,430)	(2,104)	(326)	15.5%
Gains on sales of loans	1,078	1,345	(267)	-19.9%
Other, net	1,255	(232)	1,487	n/m
Mortgage banking, net	$11,056	$2,755	$8,301	n/m

n/m - percentages greater than +/- 100% are considered not meaningful

Trustmark utilizes derivative instruments such as Treasury note futures contracts and exchange-traded option contracts to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  During the first quarter of 2008, the MSR value declined $10.2 million primarily due to a 25 basis point drop in mortgage rates.  The hedge improved in value by $17.6 million due to three factors: a 60 basis point decline in Treasury market yields; improved value of options and futures due to higher levels of volatility; and additional carry value due to a steeper yield curve.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $7.4 million.  Changes in the fair value of MSR from present value decay, also referred to as “runoff,” reduced total mortgage banking income by $2.4 million and $2.1 million for the first three months of 2008 and 2007, respectively.

Other income for the first quarter of 2008 was $3.2 million, compared to $1.8 million in the first quarter of 2007.  This increase is primarily related to a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million in insurance benefits resulting from insurance policies used to cover participants in Trustmark’s supplemental retirement plan offset by a decrease of $571 thousand in income earned from Trustmark’s investment in various limited partnerships.

Securities gains totaled $433 thousand during the first three months of 2008 compared with securities gains of $58 thousand during the same time period in 2007. The securities gains for 2008 came primarily from an effort to reduce Trustmark’s holding of corporate bonds.  This portfolio had been one of Trustmark’s lowest yielding portfolios as well as one that contained a higher level of risk.

Noninterest Expense
Trustmark’s noninterest expense for the first quarter of 2008 increased $420 thousand, or 0.6%, compared to the same time period in 2007.  The comparative components of noninterest expense for the first three months of 2008 and 2007 are shown in the accompanying table.

Management considers expense control a key area of focus in the support of improving shareholder value.  In the first quarter of 2008, noninterest expense totaled $69.8 million, marking the fourth consecutive quarter below Management’s target of $70.0 million.  Trustmark’s success in this regard was the result of ongoing technology enhancements, vendor and contract management programs and human capital management.  Management remains committed to identifying additional reengineering and efficiency opportunities designed to enhance shareholder value.

Noninterest Expense
($ in thousands)
	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Salaries and employee benefits	$43,584	$43,166	$418	1.0%
Services and fees	9,430	9,558	(128)	-1.3%
Net occupancy - premises	4,801	4,414	387	8.8%
Equipment expense	4,074	3,904	170	4.4%
Other expense	7,937	8,364	(427)	-5.1%
Total Noninterest Expense	$69,826	$69,406	$420	0.6%

Salaries and employee benefits, the largest category of noninterest expense, were $43.6 million in the first three months of 2008 and $43.2 million in the same time period in 2007.  This minor increase of 1.0% can be attributed to normal merit increases, offset by a decrease in the number of FTE employees from 2,729 at March 31, 2007 to 2,627 at March 31, 2008.

Changes in net occupancy and equipment expenses have resulted from Trustmark’s continued banking center expansion program as well as the initial implementation of technology enhancements.  Overall, these two categories increased by approximately $557 thousand when comparing the first quarter of 2008 with the same time period in 2007.

Other expenses decreased $427 thousand, or 5.1%, when comparing the first quarter of 2008 to the same time period in 2007.  In March 2008, in connection with its initial public offering (IPO), Visa used a portion of the IPO proceeds to fund an escrow account with respect to its previously mentioned litigation matters. This has enabled Trustmark to recognize its portion of the escrow account totaling $473 thousand as a reduction to other expenses.

Income Taxes
For the three months ended March 31, 2008, Trustmark’s combined effective tax rate was 33.2% compared to 33.8% for the same time period in 2007.  The slight decrease in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes Federal funds purchased, brokered deposits, FHLB advances and securities sold under agreements to repurchase to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

At March 31, 2008, Trustmark had $218.3 million of Federal funds purchased from upstream correspondents, compared to $279.5 million at December 31, 2007.  At March 31, 2008, Trustmark had an estimated additional capacity of $1.602 billion, compared with $1.337 billion at December 31, 2007. Based on internal guidelines, Trustmark had the capacity to increase brokered deposits by $334.4 million, compared to $328.8 million at year end.  Trustmark also maintains a relationship with the FHLB, which provided no short-term advances at March 31, 2008, compared with $375.0 million in short-term advances at December 31, 2007.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.222 billion.

During the first quarter of 2008, Trustmark requested a second amendment to its $50.0 million revolving line of credit.  This amendment, which was mutually agreed upon in March 2008, revised certain debt covenants as well as extended the commitment termination date to March 31, 2010.  At March 31, 2008, Trustmark was in compliance with all financial covenants and had $7.0 million in draws on this line of credit.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At March 31, 2008, the carrying amount of the Notes was $49.7 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

Also during 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust).  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option beginning after five years.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.856 million in aggregate principal amount of Trustmark’s junior subordinated debentures.  The net proceeds to Trustmark from the sale of the junior subordinated debentures to the Trust were used to assist in financing Trustmark’s merger with Republic.

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At March 31, 2008, Trustmark had no Eurodollar deposits outstanding.

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

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2008, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy.  Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At March 31, 2008, Trustmark’s shareholders’ equity was $937.3 million, an increase of $17.7 million, or 1.9%, from its level at December 31, 2007.  During the first three months of 2008, shareholders’ equity increased primarily as a result of net income of $26.2 million and a $3.5 million decrease in accumulated other comprehensive loss, which was partially offset by dividends paid of $13.3 million.  Trustmark utilizes a sophisticated capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Repurchase Program
At March 31, 2008, Trustmark had remaining authorization for the repurchase of up to 1.4 million shares of its common stock.  Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock.  Pursuant to these plans, Trustmark has repurchased approximately 22.7 million shares for $518.1 million.  Trustmark did not repurchase any shares during the first three months of 2008.

Dividends
Dividends for the three months ended March 31, 2008, were $0.23 per share, increasing 4.5% when compared with dividends of $0.22 per share for the same time period in 2007.  Trustmark’s indicated dividend for 2008 is currently $0.92 per share, up from $0.88 per share for 2007.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  Management believes, as of March 31, 2008, that Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  At March 31, 2008, Management also believes that TNB has met applicable regulatory guidelines to be considered well-capitalized.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table. There are no significant conditions or events that have occurred since March 31, 2008, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)
	March 31, 2008
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$823,700	11.21%	$588,074	8.00%	n/a	n/a
Trustmark National Bank	800,921	11.04%	580,286	8.00%	$725,357	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$692,165	9.42%	$294,037	4.00%	n/a	n/a
Trustmark National Bank	674,162	9.29%	290,143	4.00%	$435,214	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$692,165	8.12%	$255,827	3.00%	n/a	n/a
Trustmark National Bank	674,162	8.05%	251,160	3.00%	$418,600	5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. At March 31, 2008, earning assets were $8.079 billion, or 88.8% of total assets, compared with $7.924 billion, or 88.4% of total assets at December 31, 2007, an increase of $155.6 million, or 2.0%.

Securities
Over the past few years, Trustmark has been reducing its level of investment portfolio securities in favor of higher-yielding loans.  While the approach has proved beneficial for Trustmark’s net interest margin, providing collateral for public depositors and customer repurchase agreements became a challenge.  In response, Trustmark began purchasing securities during the first quarter of 2008.  When compared with December 31, 2007, total investment securities increased by $135.6 million during the first quarter of 2008.  This increase resulted primarily from $256.1 million in purchases of Agency issued or guaranteed collateralized mortgage obligation securities offset by maturities and paydowns.  In addition, during the first quarter of 2008, Trustmark sold approximately $42.5 million of corporate bonds, which carried a high risk-rating for risk-based capital purposes, generating a gain of approximately $401 thousand.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels.  The estimated duration of the portfolio was 2.23 years at March 31, 2008 and 1.77 years at December 31, 2007.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At March 31, 2008, AFS securities totaled $585.7 million, which represented 68.7% of the securities portfolio, compared to $442.3 million, or 61.7%, at December 31, 2007.  At March 31, 2008, net unrealized gains on AFS securities of $4.5 million, net of $1.7 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with net unrealized losses of $1.2 million, net of $0.4 million in deferred income taxes, at December 31, 2007.  At March 31, 2008, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, corporate securities and other securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2008, HTM securities totaled $267.3 million and represented 31.3% of the total portfolio, compared with $275.1 million, or 38.3%, at the end of 2007.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 87% of the portfolio in U.S. Treasury, U.S. Government agencies obligations and other AAA rated securities.  None of the securities in the portfolio are considered to be sub-prime.

Loans and Allowance for Loan Losses
Loans represented 86.8% of earning assets at March 31, 2008, compared with 88.9% at December 31, 2007.  Average loans (including loans held for sale) were $7.177 billion for the first three months of 2008, an increase of $513.6 million, or 7.7%, when compared with the same time period in 2007.  Commercial and consumer loan growth was well diversified during the first quarter of 2008 and the disciplined reduction in Trustmark’s home mortgage loan and auto loan portfolio continued.  From a geographic perspective, loan growth was most pronounced in Trustmark’s Houston, Jackson, and South Mississippi markets.  Trustmark’s successful expansion into higher growth markets is reflected in its loan portfolio.  At the end of the first quarter, Trustmark’s Texas, Florida and Tennessee loan portfolios represented 12%, 10%, and 9% of total loans, respectively.  Trustmark’s loan composition by region is as follows ($ in thousands):

	March 31, 2008
LOAN COMPOSITION BY REGION	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$1,212,052	$371,187	$472,312	$118,346	$250,207
Secured by 1-4 family residential properties	1,660,148	95,664	1,348,258	177,571	38,655
Secured by nonfarm, nonresidential properties	1,315,449	179,658	714,570	196,103	225,118
Other real estate secured	160,373	12,388	120,034	9,204	18,747
Commercial and industrial loans	1,286,578	22,850	887,765	72,802	303,161
Consumer loans	1,056,346	2,604	1,004,490	34,123	15,129
Other loans	321,088	8,201	291,544	16,837	4,506
Loans	$7,012,034	$692,552	$4,838,973	$624,986	$855,523

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

At March 31, 2008, the allowance for loan losses was $81.8 million, resulting in an allowance coverage of nonperforming loans of 104.9%.  Trustmark’s allocation of its allowance for loan losses represents 1.52% of commercial loans and 0.60% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.17% at March 31, 2008.   Based upon current economic conditions, Management believes that the allowance for loan losses adequately provides for probable losses in the loan portfolio.

Nonperforming assets totaled $87.6 million at March 31, 2008, up $14.1 million relative to December 31, 2007, to represent 1.21% of total loans and other real estate.  This change was largely attributable to residential real estate loans in Trustmark’s Florida Panhandle market.

The details of Trustmark’s nonperforming assets are shown in the accompanying table ($ in thousands):

NONPERFORMING ASSETS	March 31, 2008	December 31, 2007
Nonaccrual loans
Florida	$49,654	$43,787
Mississippi (1)	14,583	13,723
Tennessee (2)	6,550	4,431
Texas	7,207	3,232
Total nonaccrual loans	77,994	65,173
Other real estate
Florida	1,067	995
Mississippi (1)	1,741	1,123
Tennessee (2)	6,634	6,084
Texas	146	146
Total other real estate	9,588	8,348
Total nonperforming assets	87,582	73,521
Loans past due over 90 days
Included in loan portfolio	4,986	4,853
Serviced GNMA loans eligible for repurchase	15,868	11,847
Total loans past due over 90 days	20,854	16,700
Total nonperforming assets plus past
due over 90 days	$108,436	$90,221

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Net charge-offs for the first quarter of 2008 totaled $12.3 million, or 0.69% of average loans, compared to $1.7 million, or 0.10%, in the same time period in 2007.  This was primarily the result of a continued lack of residential real estate sales activity in Trustmark’s Florida Panhandle market.  Management continues to monitor the impact of declining real estate values on borrowers and is proactively managing these situations.  Trustmark’s total construction and land development exposure in the Florida Panhandle was $371.2 million at March 31, 2008.

NET CHARGE-OFFS BY REGION			Mississippi (Central and Southern	Tennessee (Memphis, TN and Northern
($ in thousands)	Total	Florida	Regions)	MS Regions)	Texas
Net charge-offs for the quarter ended:
March 31, 2008	$12,276	$9,688	$1,574	$186	$828
March 31, 2007	1,688	99	1,235	1	353

Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off.  Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by residential real estate are generally charged-off or written down when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $16.0 million at March 31, 2008, a decrease of $2.0 million when compared with December 31, 2007.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Total deposits were $7.344 billion at March 31, 2008, compared with $6.869 billion at December 31, 2007, an increase of $475.1 million, or 6.9%.  This increase is comprised of a decline in noninterest-bearing deposits of $1.2 million which is more than offset by an increase in interest-bearing deposits of $476.3 million. The increase in interest-bearing deposits comes primarily from growth in interest-bearing demand and savings accounts which have been impacted by seasonal deposits from the public sector.  Management will continue to emphasize the growth of core deposit products as the primary component of its funding sources.

Trustmark’s commitment to increasing its presence in higher-growth markets is illustrated by its strategic initiative to build additional banking centers within its four-state banking franchise.  This commitment will also benefit Trustmark’s continued focus on increasing core deposit relationships.  During the first three months of 2008, Trustmark opened two new banking centers in Houston and Memphis, and anticipates opening four additional offices serving the Biloxi, Houston, Jackson and Panama City markets during the remainder of 2008.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account.  Short-term borrowings totaled $526.9 million at March 31, 2008, a decrease of $408.2 million, compared with $935.1 million at December 31, 2007.  This decrease is largely attributed to a $375.0 million decline in outstanding FHLB advances during the first quarter of 2008. Trustmark also had $70.1 million in junior subordinated debentures and $49.7 million in subordinated notes outstanding at March 31, 2008.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2008 and 2007, Trustmark had commitments to extend credit of $1.8 billion and $1.9 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At March 31, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $162.3 million and $165.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Asset/Liability Management

Overview
Market risk reflects the potential risk of loss arising from adverse changes in interest rates and market prices. Trustmark has risk management policies to monitor and limit exposure to market risk.  Trustmark’s primary market risk is interest rate risk created by core banking activities.  Interest rate risk is the potential variability of the income generated by Trustmark’s financial products or services, or the value of same, which results from changes in various market interest rates.  Market rate changes may take the form of absolute shifts, variances in the relationships between different rates and changes in the shape or slope of the interest rate term structure.

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

Financial simulation models are the primary tools used by Trustmark’s Asset/Liability Committee to measure interest rate exposure.  Using a wide range of sophisticated simulation techniques provides Management with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Based on the results of the simulation models using static balances at March 31, 2008, it is estimated that net interest income may increase 3.3% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At March 31, 2007, the results of the simulation models using static balances indicated that net interest income would increase 3.6% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at March 31, 2008, it is estimated net interest income may decrease by 2.3%, while a 200 basis point decline in interest rates would yield an estimated decrease in net interest income of 6.3%. Once again, changes are very minimal when compared to forecasts at March 31, 2007, as seen by estimates of a 2.3% decrease in net interest income in a 100 basis point decrease in interest rates and 6.8% decrease in net interest income in a 200 basis point decline in interest rates.  These minor changes in forecasted net interest income for both March 31, 2008 and 2007, illustrate Management’s strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a neutral position in its interest rate risk position.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2008 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements which is referred to as net portfolio value. As of March 31, 2008, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced a decline in net portfolio value of 0.2%, while an instantaneous 200 basis point decrease in interest rates produced a decrease in net portfolio value of 2.4%.  In comparison, the models indicated a net portfolio value decrease of 4.4% as of March 31, 2007, had interest rates moved up instantaneously 200 basis points, and a decrease of 2.0%, had an instantaneous 200 basis points decrease in interest rates occurred.

Derivatives
Trustmark uses financial derivatives for management of interest rate risk.  The Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies.  The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts and both futures contracts and options on futures contracts.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $383.8 million at March 31, 2008, with a valuation adjustment of negative $797 thousand, compared to $211.3 million at December 31, 2007, with a valuation adjustment of negative $686 thousand.

Trustmark utilizes derivative instruments, specifically Treasury note futures contracts and exchange-traded option contracts, to offset changes in the fair value of MSR attributable to changes in interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in market rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR attributable to market changes.  This hedge is discussed further in the mortgage banking section of the noninterest income discussion earlier in this document.

RECENT PRONOUNCEMENTS
Accounting Standards Adopted in 2008
For additional information on accounting standards adopted by Trustmark in 2008, please refer to Note 12 – Recent Pronouncements.

New Accounting Standards
Other new pronouncements issued but not effective until after March 31, 2008, are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following:

On April 25, 2008, the FASB posted FSP 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, “Business Combinations.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that FSP 142-3 will have on Trustmark’s balance sheets and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact that SFAS No. 161 will have on Trustmark’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised), “Business Combinations.” SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141R is required to be applied to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption being prohibited. Management is currently evaluating the impact that the adoption of SFAS No. 141R will have on Trustmark’s balance sheets and results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of SFAS No. 160 on its balance sheets and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 2008, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended March 31, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
January 1, 2008 through
January 31, 2008	-	$-	-	1,370,581

February 1, 2008 through
February 29, 2008	-	$-	-	1,370,581

March 1, 2008 through
March 31, 2008	-	$-	-	1,370,581

Total	-		-

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	May 9, 2008	DATE:	May 9, 2008

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.