Form 10-Q
period 2008-06-30
TRUSTMARK CORP
filed 2008-08-11
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of July 30, 2008, there were 57,296,449 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks (noninterest-bearing)	$296,628	$292,983
Federal funds sold and securities purchased under reverse repurchase agreements	23,901	17,997
Securities available for sale (at fair value)	908,949	442,345
Securities held to maturity (fair value: $263,156 - 2008; $276,631 - 2007)	260,741	275,096
Loans held for sale	184,858	147,508
Loans	6,859,375	7,040,792
Less allowance for loan losses	86,576	79,851
Net loans	6,772,799	6,960,941
Premises and equipment, net	154,026	151,680
Mortgage servicing rights	76,209	67,192
Goodwill	291,145	291,177
Identifiable intangible assets	25,958	28,102
Other assets	319,835	291,781
Total Assets	$9,315,049	$8,966,802

Liabilities
Deposits:
Noninterest-bearing	$1,443,553	$1,477,171
Interest-bearing	5,680,130	5,392,101
Total deposits	7,123,683	6,869,272
Federal funds purchased and securities sold under repurchase agreements	748,137	460,763
Short-term borrowings	260,812	474,354
Subordinated notes	49,725	49,709
Junior subordinated debt securities	70,104	70,104
Other liabilities	126,703	122,964
Total Liabilities	8,379,164	8,047,166

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,296,449 shares - 2008; 57,272,408 shares - 2007	11,938	11,933
Capital surplus	126,881	124,161
Retained earnings	814,674	797,993
Accumulated other comprehensive loss, net of tax	(17,608)	(14,451)
Total Shareholders' Equity	935,885	919,636
Total Liabilities and Shareholders' Equity	$9,315,049	$8,966,802

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$107,456	$122,804	$225,506	$241,138
Interest on securities:
Taxable	11,079	9,018	16,936	18,098
Tax exempt	1,263	1,649	2,619	3,360
Interest on federal funds sold and securities purchased under reverse repurchase agreements	168	457	347	1,433
Other interest income	475	541	1,047	1,133
Total Interest Income	120,441	134,469	246,455	265,162

Interest Expense
Interest on deposits	36,881	51,686	80,244	102,041
Interest on federal funds purchased and securities sold under repurchase agreements	3,019	5,014	6,092	8,827
Other interest expense	2,923	3,937	7,752	8,520
Total Interest Expense	42,823	60,637	94,088	119,388
Net Interest Income	77,618	73,832	152,367	145,774
Provision for loan losses	31,012	145	45,255	1,784

Net Interest Income After Provision for Loan Losses	46,606	73,687	107,112	143,990

Noninterest Income
Service charges on deposit accounts	13,223	13,729	25,787	26,422
Insurance commissions	8,394	9,901	16,650	18,673
Wealth management	7,031	6,400	14,229	12,279
General banking - other	6,053	6,418	11,841	12,588
Mortgage banking, net	6,708	1,799	17,764	4,554
Other, net	6,999	2,194	10,220	4,018
Securities gains, net	58	29	491	87
Total Noninterest Income	48,466	40,470	96,982	78,621

Noninterest Expense
Salaries and employee benefits	42,771	42,853	86,355	86,019
Services and fees	9,526	9,041	18,956	18,599
Net occupancy - premises	4,850	4,634	9,651	9,048
Equipment expense	4,144	4,048	8,218	7,952
Other expense	8,323	8,257	16,260	16,621
Total Noninterest Expense	69,614	68,833	139,440	138,239
Income Before Income Taxes	25,458	45,324	64,654	84,372
Income taxes	7,906	15,496	20,923	28,687
Net Income	$17,552	$29,828	$43,731	$55,685

Earnings Per Share
Basic	$0.31	$0.52	$0.76	$0.96
Diluted	$0.31	$0.51	$0.76	$0.95
Dividends Per Share	$0.23	$0.22	$0.46	$0.44

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2008	2007
Balance, January 1,	$919,636	$891,335
Comprehensive income:
Net income per consolidated statements of income	43,731	55,685
Other comprehensive income:
Net change in fair value of securities available for sale	(3,621)	1,126
Net change in defined benefit plans	464	610
Comprehensive income	40,574	57,421
Cash dividends paid	(26,497)	(25,630)
Common stock issued-net, long-term incentive plans	(48)	232
Excess tax benefit from stock-based compensation arrangements	136	7
Compensation expense, long-term incentive plans	2,084	1,654
Repurchase and retirement of common stock	-	(38,859)
Balance, June 30,	$935,885	$886,160

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$43,731	$55,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45,255	1,784
Depreciation and amortization	13,676	13,676
Net amortization of securities	313	356
Securities gains, net	(491)	(87)
Gains on sales of loans	(3,632)	(3,072)
Deferred income tax (benefit) provision	(4,173)	2,924
Proceeds from sales of loans held for sale	719,276	579,487
Purchases and originations of loans held for sale	(742,157)	(607,680)
Net increase in mortgage servicing rights	(10,839)	(8,329)
Net (increase) decrease in other assets	(8,488)	1,862
Net increase in other liabilities	241	460
Other operating activities, net	(925)	(2,822)
Net cash provided by operating activities	51,787	34,244

Investing Activities
Proceeds from calls and maturities of securities held to maturity	14,308	10,909
Proceeds from calls and maturities of securities available for sale	158,672	181,676
Proceeds from sales of securities available for sale	43,007	62,170
Purchases of securities available for sale	(669,537)	(93,012)
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(5,904)	7,178
Net decrease (increase) in loans	125,885	(211,815)
Purchases of premises and equipment	(8,086)	(15,554)
Proceeds from sales of premises and equipment	8	191
Proceeds from sales of other real estate	2,520	1,116
Net cash used in investing activities	(339,127)	(57,141)

Financing Activities
Net increase in deposits	254,411	93,021
Net increase in federal funds purchased and securities sold under repurchase agreements	287,374	33,008
Net decrease in short-term borrowings	(224,391)	(138,717)
Cash dividends	(26,497)	(25,630)
Common stock issued-net, long-term incentive plan	(48)	232
Excess tax benefit from stock-based compensation arrangements	136	7
Repurchase and retirement of common stock	-	(38,859)
Net cash provided by (used in) financing activities	290,985	(76,938)

Increase (decrease) in cash and cash equivalents	3,645	(99,835)
Cash and cash equivalents at beginning of period	292,983	392,083
Cash and cash equivalents at end of period	$296,628	$292,248

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

NOTE 2 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	June 30,	December 31,
	2008	2007
Loans secured by real estate:
Construction, land development and other land loans	$1,158,549	$1,194,940
Secured by 1-4 family residential properties	1,633,021	1,694,757
Secured by nonfarm, nonresidential properties	1,300,753	1,325,379
Other real estate secured	148,588	167,610
Commercial and industrial loans	1,313,620	1,283,014
Consumer loans	994,475	1,087,337
Other loans	310,369	287,755
Loans	6,859,375	7,040,792
Less allowance for loan losses	86,576	79,851
Net loans	$6,772,799	$6,960,941

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$81,818	$72,049	$79,851	$72,098
Loans charged-off	(28,820)	(4,187)	(43,996)	(8,469)
Recoveries	2,566	2,941	5,466	5,535
Net charge-offs	(26,254)	(1,246)	(38,530)	(2,934)
Provision for loan losses	31,012	145	45,255	1,784
Balance at end of period	$86,576	$70,948	$86,576	$70,948

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio.  Trustmark’s allowance for possible loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, with adjustments considering environmental factors such as current economic events, industry and geographical conditions and portfolio performance indicators.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans and net charge-offs or recoveries, among other factors, in compliance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses published by the governmental regulating agencies for financial services companies.  This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received on impaired loans that may be susceptible to significant changes. Management believes that the allowance for loan losses adequately provides for probable losses in its loan portfolio at June 30, 2008.

At June 30, 2008 and December 31, 2007, the carrying amounts of nonaccrual loans, which are considered for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” were $95.3 million and $65.2 million, respectively.  When a loan is deemed to be impaired, the difference between the carrying amount of the loan and the net realizable value is charged-off and, as such, the impaired loan has no specific allowance for loan loss reserves.  At June 30, 2008 and December 31, 2007, impaired loans totaled $45.5 million and $6.5 million, respectively.  During the first half of 2008, specific charge-offs related to impaired loans totaled $26.1 million while the provisions charged to net income totaled $16.4 million.  For the first half of 2007, both specific charge-offs related to impaired loans and provisions charged to net income were zero.

At June 30, 2008 and December 31, 2007, nonaccrual loans, not specifically impaired and written down to net realizable value, totaled $49.8 million and $58.7 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $10.5 million and $11.3 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired or nonaccrual loans during the six months ended June 30, 2008 and 2007.

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

Trustmark utilizes derivative instruments, specifically exchange-traded Treasury note futures and option contracts, to offset changes in the fair value of MSR attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge position to the fair value of the MSR asset attributable to market changes.  Changes in yields created fluctuating values in both MSR and the hedge during the second quarter of 2008.  Rising mortgage rates during the second quarter resulted in an increase of $13.1 million in the MSR value which is in contrast to the first quarter of 2008 when the MSR value declined by $10.2 million due to a drop in mortgage rates.  Conversely, the hedge value declined by $10.5 million during the second quarter of 2008 after posting a first quarter increase of $17.6 million due to rising yields on ten-year Treasury notes.  The $2.6 million in positive net ineffectiveness during the second quarter is primarily attributed to income resulting from a steep yield curve.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Six Months Ended June 30,
	2008	2007
Balance at beginning of period	$67,192	$69,272
Origination of servicing assets	12,504	9,393
Disposals	(1,665)	(1,057)
Change in fair value:
Due to market changes	2,911	3,945
Due to runoff	(4,733)	(4,598)
Balance at end of period	$76,209	$76,955

NOTE 4 - DEPOSITS

At June 30, 2008 and December 31, 2007, deposits consisted of the following ($ in thousands):

	June 30,	December 31,
	2008	2007
Noninterest-bearing demand deposits	$1,443,553	$1,477,171
Interest-bearing deposits:
Interest-bearing demand	1,265,901	1,210,817
Savings	1,837,675	1,577,198
Time	2,576,554	2,604,086
Total interest-bearing deposits	5,680,130	5,392,101
Total deposits	$7,123,683	$6,869,272

NOTE 5 – STOCK AND INCENTIVE COMPENSATION PLANS

Trustmark accounts for stock and incentive compensation following the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.  Trustmark implemented the provisions of this statement using the modified prospective approach, which applies to new awards as well as any previously granted awards outstanding on January 1, 2006.  Compensation cost for the portion of awards for which the requisite service had not been rendered as of the date of adoption, is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes previously under SFAS No. 123.

Stock Option Grants
During the first six months of 2008, there were no grants of stock option awards.  Stock option-based compensation expense totaled $502 thousand and $611 thousand for the first six months of 2008 and 2007, respectively.  Stock option-based compensation expense totaled $217 thousand and $109 thousand for the three months ended June 30, 2008 and 2007, respectively.

Restricted Stock Grants
Performance Awards
During the first six months of 2008, Trustmark awarded 76,464 shares of performance based restricted stock to 28 key members of Trustmark’s executive management team and board of directors. These performance awards vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  These awards are restricted until December 31, 2010 and are valued in accordance with SFAS No. 123R.  The TSR portion of the award is valued utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while the ROATE portion is valued utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest.

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

Time-Vested Awards
Trustmark’s time-vested awards are granted as an incentive in both employee recruitment and retention and are issued to Trustmark’s directors, executive management team and non-executive management associates. During the first six months of 2008, Trustmark awarded 99,979 shares of time-vested restricted stock to key members of Trustmark’s management team and board of directors. These time-vested awards are restricted for thirty-six months from the award dates.  The weighted average share price of the shares awarded during the first six months of 2008 was $20.99.

During the first six months of 2008 and 2007, Trustmark recorded compensation expense for restricted stock awards of $1.6 million and $1.0 million, respectively.  During the three-month period ended June 30, 2008 and 2007, Trustmark recorded compensation expense for restricted stock awards of $761 thousand and $429 thousand, respectively.

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

In December 2006, Trustmark adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and elected to move its measurement date for the plan to December 31 from October 31.  The following table presents information regarding the net periodic benefit cost for the three and six-month periods ended June 30, 2008 and 2007 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$499	$326	$910	$653
Interest cost	1,234	1,175	2,468	2,349
Expected return on plan assets	(1,399)	(1,323)	(2,797)	(2,645)
Amortization of prior service cost	(128)	(128)	(255)	(255)
Recognized net actuarial loss	341	564	842	1,127
Net periodic benefit cost	$547	$614	$1,168	$1,229

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution will be determined based on the plan's funded status and return on plan assets as of the measurement date, which was December 31, 2007 for amounts related to 2008.  In 2008, Trustmark's minimum required contribution is expected to be zero.

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

The following table presents information regarding the plan's net periodic benefit cost for the three and six-month periods ended June 30, 2008 and 2007 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$317	$328	$608	$648
Interest cost	523	454	1,046	908
Amortization of prior service cost	32	35	70	70
Recognized net actuarial loss	34	24	94	47
Net periodic benefit cost	$906	$841	$1,818	$1,673

NOTE 7 – CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At June 30, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $158.8 million and $168.3 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2008, the fair value of collateral held was $32.2 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic shares	57,296	57,807	57,290	58,156
Dilutive shares	39	218	32	259
Diluted shares	57,335	58,025	57,322	58,415

NOTE 9 - STATEMENTS OF CASH FLOWS

Trustmark paid $38.4 million in income taxes during the first half of 2008, compared to $27.1 million paid during the first half of 2007.  Interest paid on deposit liabilities and other borrowings approximated $99.9 million in the first half of 2008 and $119.1 million in the first half of 2007.  For the six months ended June 30, 2008 and 2007, noncash transfers from loans to foreclosed properties were $17.0 million and $2.6 million, respectively.

NOTE 10 – SEGMENT INFORMATION

Trustmark’s management reporting structure includes four segments: general banking, wealth management, insurance and administration.   General banking is responsible for all traditional banking products and services, including loans and deposits.  Wealth management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust, and retirement services, as well as life insurance and risk management services provided by TRMK Risk Management, Inc., a wholly-owned subsidiary of Trustmark National Bank (TNB).  Insurance includes two wholly-owned subsidiaries of TNB:  The Bottrell Insurance Agency and Fisher-Brown, Incorporated.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages.  Administration includes all other activities that are not directly attributable to one of the major lines of business.  Administration consists of internal operations such as Human Resources, Executive Administration, Treasury and Corporate Finance.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called "funds transfer pricing", charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the Administration Division, which contains the management team responsible for determining the bank's funding and interest rate risk strategies.   During the first half of 2008 as a result of a steeper yield curve, the earnings credited to segments on deposits declined by a greater amount than the cost of funds charged to segments on loans, causing an increase in net interest income to the Administration Division.

The following tables disclose financial information by reportable segment for the periods ended June 30, 2008 and 2007.

Trustmark Corporation
Segment Information
($ in thousands)

	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
June 30, 2008
Net interest income	$62,328	$995	$37	$14,258	$77,618
Provision for loan losses	30,863	(12)	-	161	31,012
Noninterest income	28,167	7,180	8,353	4,766	48,466
Noninterest expense	49,767	5,093	5,907	8,847	69,614
Income before income taxes	9,865	3,094	2,483	10,016	25,458
Income taxes	3,401	1,088	946	2,471	7,906
Segment net income	$6,464	$2,006	$1,537	$7,545	$17,552

Selected Financial Information
Average assets	$7,549,643	$95,549	$17,620	$1,511,946	$9,174,758
Depreciation and amortization	$5,307	$83	$109	$1,273	$6,772

For the three months ended
June 30, 2007
Net interest income (expense)	$69,037	$1,010	$(1)	$3,786	$73,832
Provision for loan losses	39	(19)	-	125	145
Noninterest income	24,242	6,528	9,919	(219)	40,470
Noninterest expense	49,727	4,966	6,254	7,886	68,833
Income (loss) before income taxes	43,513	2,591	3,664	(4,444)	45,324
Income taxes	15,007	916	1,423	(1,850)	15,496
Segment net income (loss)	$28,506	$1,675	$2,241	$(2,594)	$29,828

Selected Financial Information
Average assets	$7,267,903	$89,263	$19,412	$1,429,079	$8,805,657
Depreciation and amortization	$5,439	$101	$102	$1,412	$7,054

Trustmark Corporation
Segment Information
($ in thousands)

	General	Wealth
	Banking	Management	Insurance	Administration
For the six months ended	Division	Division	Division	Division	Total
June 30, 2008
Net interest income	$127,383	$2,055	$48	$22,881	$152,367
Provision for loan losses	45,076	(12)	-	191	45,255
Noninterest income	59,875	14,598	16,606	5,903	96,982
Noninterest expense	100,198	10,593	11,895	16,754	139,440
Income before income taxes	41,984	6,072	4,759	11,839	64,654
Income taxes	14,480	2,149	1,827	2,467	20,923
Segment net income	$27,504	$3,923	$2,932	$9,372	$43,731

Selected Financial Information
Average assets	$7,586,047	$95,786	$18,633	$1,312,769	$9,013,235
Depreciation and amortization	$10,760	$166	$205	$2,545	$13,676

For the six months ended
June 30, 2007
Net interest income (expense)	$137,861	$1,976	$(2)	$5,939	$145,774
Provision for loan losses	2,167	(20)	-	(363)	1,784
Noninterest income	47,854	12,525	18,725	(483)	78,621
Noninterest expense	100,056	9,988	12,098	16,097	138,239
Income (loss) before income taxes	83,492	4,533	6,625	(10,278)	84,372
Income taxes	28,823	1,609	2,568	(4,313)	28,687
Segment net income (loss)	$54,669	$2,924	$4,057	$(5,965)	$55,685

Selected Financial Information
Average assets	$7,230,770	$87,500	$19,386	$1,472,541	$8,810,197
Depreciation and amortization	$10,441	$211	$200	$2,824	$13,676

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 ($ in thousands):

	Total	Level 1	Level 2	Level 3
Securities available for sale	$908,949	$6,012	$902,937	$-
Loans held for sale	184,858	-	184,858	-
Mortgage servicing rights	76,209	-	-	76,209
Other assets - derivatives	2,542	1,483	420	639
Other liabilities - derivatives	1,899	1,899	-	-

The changes in Level 3 assets measured at fair value on a recurring basis as of June 30, 2008 are summarized as follows ($ in thousands):

	Other Assets - Derivatives	MSR
Balance, beginning of period	$198	$67,192
Total net gains (losses) included in net income	2,318	(1,822)
Purchases, sales, issuances and settlements, net	(1,877)	10,839
Net transfers into/out of Level 3	-	-
Balance, end of period	$639	$76,209

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2008	$948	$2,911

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets at June 30, 2008 which have been measured at fair value on a nonrecurring basis include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans. At June 30, 2008, impaired loans were written down to net realizable value based on the fair value of the collateral or other unobservable input and are classified as Level 3 in the fair value hierarchy.  Trustmark had outstanding balances of $45.5 million in impaired loans as of June 30, 2008.

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

New Accounting Standards
For additional information on new accounting standards issued but not effective until after June 30, 2008, please refer to Recent Pronouncements included in Management’s Discussion and Analysis.

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

In order to facilitate a private placement of trust preferred securities, Trustmark formed a Delaware trust affiliate, Trustmark Preferred Capital Trust I (Trustmark Trust).  Also, as a result of the acquisition of Republic Bancshares of Texas, Inc., Trustmark owns Republic Bancshares Capital Trust I (Republic Trust), a Delaware trust affiliate.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust, wholly-owned subsidiaries of Trustmark, are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first six months of 2008.

FINANCIAL HIGHLIGHTS

Trustmark’s net income totaled $17.6 million in the second quarter of 2008, which represented basic and diluted earnings per share of $0.31.  Trustmark’s second quarter 2008 net income produced returns on average tangible equity and average assets of 11.70% and 0.77% respectively.  During the first six months of 2008, Trustmark’s net income totaled $43.7 million, which represented basic and diluted earnings per share of $0.76.  Trustmark’s performance during the first half of 2008 resulted in returns on average tangible equity and average assets of 14.61% and 0.98%, respectively.

Net income for the three and six-months ended June 30, 2008, decreased $12.3 million and $12.0 million, respectively, when compared with the same periods in 2007.  The decrease in both periods is primarily related to additional provision for loan losses resulting from changes in credit quality in Trustmark’s Florida Panhandle market.  In addition, earnings during the quarter included a gain on sale of MasterCard stock that increased net income by $3.3 million, or $0.058 per share.

Selected income statement data and other selected data for the comparable periods were as follows ($ in thousands, except per share data):

	Quarter Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Net interest income-fully taxable equivalent	$79,865	$76,139	$156,935	$150,634
Taxable equivalent adjustment	2,247	2,307	4,568	4,860
Net interest income	77,618	73,832	152,367	145,774
Provision for loan losses	31,012	145	45,255	1,784
Net interest income after provision for loan losses	46,606	73,687	107,112	143,990
Noninterest income	48,466	40,470	96,982	78,621
Noninterest expense	69,614	68,833	139,440	138,239
Income before income taxes	25,458	45,324	64,654	84,372
Income taxes	7,906	15,496	20,923	28,687
Net income	$17,552	$29,828	$43,731	$55,685

Earnings per common share - basis	$0.31	$0.52	$0.76	$0.96
Earnings per common share - diluted	0.31	0.51	0.76	0.95
Dividends per common share	0.23	0.22	0.46	0.44

Return on average assets	0.77%	1.36%	0.98%	1.27%
Return on average tangible equity	11.70%	21.38%	14.61%	20.08%

Details of the changes in the various components of net income are further discussed in the section captioned “Results of Operations.”

Non-GAAP Disclosures
Management is presenting, in the accompanying table, adjustments to net income as reported in accordance with generally accepted accounting principles for significant items occurring during the periods presented. Management believes this information will help users compare Trustmark’s current results to those of prior periods as presented in the table below ($ in thousands):

	Quarter Ended		Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Net Income as reported-GAAP	$17,552	$29,828	$43,731	$55,685

Adjustments (net of taxes):
MasterCard Class A Common	(3,308)	-	(3,308)	-
Visa Litigation Contingency	-	-	(936)	-
Hurricane Katrina	-	-	-	(665)
	(3,308)	-	(4,244)	(665)

Net Income adjusted for specific items (Non-GAAP)	$14,244	$29,828	$39,487	$55,020

MasterCard Class A Common
During the second quarter of 2008, MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert its shares and sold them through a liquidation program.  The conversion and sale resulted in an after-tax gain of $3.3 million.

Visa Litigation Contingency
In the first quarter of 2008, Trustmark recognized an after-tax gain of $936 thousand resulting from the Visa initial public offering.  This gain more than offsets an after-tax accrual of $494 thousand that Trustmark recorded in the fourth quarter of 2007 for the Visa litigation contingency relating to the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting Trustmark’s share as a Visa member).

Hurricane Katrina
In the third quarter of 2005, immediately following the aftermath of Hurricane Katrina, Trustmark estimated possible pre-tax losses resulting from this storm of $11.7 million.  Trustmark revised these estimates quarterly and any subsequent adjustments are reflected in the table above, net of taxes.  At June 30, 2008, the allowance for loan losses included $405 thousand related to possible Hurricane Katrina losses.

RESULTS OF OPERATIONS

Net Interest Income
Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based on interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown. Nonaccruing loans have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest income associated with the average loan balances are immaterial.

Net interest income-FTE for the three and six month periods ending June 30, 2008, increased $3.7 million and $6.3 million, respectively, when compared with the same time periods in 2007.  Trustmark has been able to maintain its net interest margin in spite of interest rates continuing to fall during the second quarter of 2008, by keeping its borrowing costs down through disciplined deposit pricing. This strategy has been successful because Trustmark’s strong liquidity position has allowed Management to be selective in utilizing its deposit base as a funding source. The combination of these factors resulted in a four basis point increase in NIM to 3.92%, when the first six months of 2008 is compared with the same time period in 2007, while the second quarter NIM of 3.91% was two basis points higher than in the second quarter of 2007. For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first six months of 2008 were $8.059 billion, compared with $7.823 billion for the same time period in 2007, an increase of $236.4 million. More importantly, the mix of average earning assets changed dramatically when comparing 2008 to 2007.  Average total loans during the first six months of 2008 increased $404.7 million, or 6.0%, relative to the same time period in 2007, while average investment securities decreased by $143.5 million, or 14.2%, during the same time period.  However, interest rates continued to fall during the first half of 2008 which contributed to a decline in the yield on loans of 87 basis points when compared to the same time period in 2007.  The combination of these factors resulted in a decline in interest income-FTE of $19.0 million, or 7.0%, when the first half of 2008 is compared with the same time period in 2007.  The impact of these factors is also illustrated by the yield on total earning assets decreasing from 6.96% for the first six months of 2007, to 6.26% for the same time period of 2008, a decrease of 70 basis points.

Average interest-bearing liabilities for the first six months of 2008 totaled $6.537 billion compared with $6.300 billion for the same time period in 2007, an increase of $237.3 million, or 3.8%.  However, the mix of these liabilities has changed when these two periods are compared.  Management’s strategy of disciplined deposit pricing resulted in a 1.0% increase in interest-bearing deposits during the first half of 2008 while the combination of federal funds purchased, securities sold under repurchase agreements and borrowings increased by 26.9%. The impact of utilizing these higher cost interest-bearing liabilities was offset somewhat by the decrease in the overall yield of 191 basis points on these products when the first six months of 2008 is compared with the same time period in 2007.  As a result of these factors, total interest expense for the first six months of 2008 decreased $25.3 million, or 21.2%, when compared with the same time period in 2007.

Yield/Rate Analysis Table
($ in thousands)

	Quarter Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$30,567	$168	2.21%	$33,811	$457	5.42%
Securities - taxable	955,837	11,079	4.66%	852,239	9,018	4.24%
Securities - nontaxable	112,809	1,943	6.93%	139,118	2,536	7.31%
Loans (including loans held for sale)	7,080,495	109,023	6.19%	6,784,126	124,224	7.34%
Other earning assets	41,481	475	4.61%	35,033	541	6.19%
Total interest-earning assets	8,221,189	122,688	6.00%	7,844,327	136,776	6.99%
Cash and due from banks	253,545			285,424
Other assets	782,986			748,306
Allowance for loan losses	(82,962)			(72,400)
Total Assets	$9,174,758			$8,805,657

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,746,237	36,881	2.58%	$5,615,752	51,686	3.69%
Federal funds purchased and securities sold under repurchase agreements	618,227	3,019	1.96%	426,738	5,014	4.71%
Other borrowings	322,602	2,923	3.64%	262,607	3,937	6.01%
Total interest-bearing liabilities	6,687,066	42,823	2.58%	6,305,097	60,637	3.86%
Noninterest-bearing demand deposits	1,409,371			1,484,611
Other liabilities	134,237			120,879
Shareholders' equity	944,084			895,070
Total Liabilities and Shareholders' Equity	$9,174,758			$8,805,657

Net Interest Margin		79,865	3.91%		76,139	3.89%

Less tax equivalent adjustment		2,247			2,307

Net Interest Margin per Consolidated Statements of Income		$77,618			$73,832

The prior period has been restated to include the addition of Federal Home Loan Bank and Federal Reserve Bank stock in other earning assets.

Yield/Rate Analysis Table
($ in thousands)

	Six Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$26,744	$347	2.61%	$53,832	$1,433	5.37%
Securities - taxable	749,261	16,936	4.55%	866,128	18,098	4.21%
Securities - nontaxable	115,305	4,029	7.03%	141,945	5,169	7.34%
Loans (including loans held for sale)	7,128,864	228,664	6.45%	6,724,206	244,189	7.32%
Other earning assets	39,220	1,047	5.37%	36,909	1,133	6.19%
Total interest-earning assets	8,059,394	251,023	6.26%	7,823,020	270,022	6.96%
Cash and due from banks	256,469			315,532
Other assets	779,352			744,071
Allowance for loan losses	(81,980)			(72,426)
Total Assets	$9,013,235			$8,810,197

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,671,729	80,244	2.85%	$5,617,638	102,041	3.66%
Federal funds purchased and securities sold under repurchase agreements	517,783	6,092	2.37%	389,475	8,827	4.57%
Other borrowings	347,326	7,752	4.49%	292,449	8,520	5.87%
Total interest-bearing liabilities	6,536,838	94,088	2.89%	6,299,562	119,388	3.82%
Noninterest-bearing demand deposits	1,400,107			1,489,999
Other liabilities	137,988			124,054
Shareholders' equity	938,302			896,582
Total Liabilities and Shareholders' Equity	$9,013,235			$8,810,197

Net Interest Margin		156,935	3.92%		150,634	3.88%

Less tax equivalent adjustment		4,568			4,860

Net Interest Margin per Consolidated Statements of Income		$152,367			$145,774

The prior period has been restated to include the addition of Federal Home Loan Bank and Federal Reserve Bank stock in other earning assets.

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

	Quarter Ended		Six Months Ended
PROVISION FOR LOAN LOSSES	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Florida	$24,145	$482	$33,702	$576
Mississippi (1)	3,667	360	6,474	1,562
Tennessee (2)	2,440	(368)	3,219	(372)
Texas	760	(329)	1,860	18
Total provision for loan losses	$31,012	$145	$45,255	$1,784

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As shown in the table above, the provision for loan losses for the first six months of 2008 totaled $45.3 million, or 1.28% of average loans, compared with $1.8 million during the same time period in 2007.  The provision for loan losses for the second quarter of 2008 totaled $31.0 million, or 1.76% of average loans, compared with $145 thousand during the same time period in 2007.  Trustmark’s provision for the first half of 2008 was impacted by an increase of $67.5 million and $17.3 million in nonaccrual loans when compared to June 30, 2007 and March 31, 2008, respectively.

These increases are largely attributed to continued credit deterioration in the construction and land development portfolio in Trustmark’s Florida Panhandle market resulting from prolonged depression in real estate demand.  During the second quarter, Trustmark’s loan review teams conducted reviews encompassing approximately 85% of the Florida loan portfolio.  Trustmark’s Florida loan officers, in conjunction with corporate credit administration officers, credit workout groups, other real estate specialists and legal department officers secured updated financials on all guarantors of significant credits.  In addition, 159 updated property appraisals were obtained during the second quarter.  As a result, nonaccrual loans for that market grew to $70.5 million at June 30, 2008, an increase of $64.1 million when compared with June 30, 2007 and $20.8 million when compared with March 31, 2008.  In addition, net charge-offs in the Florida market during the second quarter of 2008 totaled $22.1 million, an increase of $12.4 million when compared with the first quarter of 2008.  Trustmark’s Management believes that the Florida construction and land development portfolio is appropriately risk rated and adequately reserved based upon current conditions.  Trustmark’s Mississippi, Tennessee and Texas loan portfolios continued to perform relatively well in the current economic environment as seen by the changes in provision for loan losses illustrated in the table above.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.   Total noninterest income before security gains, net for the first six months of 2008 increased $18.0 million, or 22.9%, compared to the same time period in 2007.  For the second quarter of 2008, noninterest income before security gains, net increased $8.0 million, or 19.7% when compared to the second quarter of 2007.  Please see the discussion below for the selected items which supported this increase.  The comparative components of noninterest income for the three and six month periods ended June 30, 2008 and 2007 are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges for deposit products and services, which totaled $25.8 million for the first six months of 2008 compared with $26.4 million for the first six months of 2007, a decrease of $635 thousand, or 2.4%.  This decline was due to a decrease in NSF revenues which was negatively impacted by the issuance of U.S. Government Economic Stimulus checks as well as a reduction in service charges due to a shift in the relative mix of deposit products towards lower cost or free accounts.

Noninterest Income
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Service charges on deposit accounts	$13,223	$13,729	$(506)	-3.7%	$25,787	$26,422	$(635)	-2.4%
Insurance commissions	8,394	9,901	(1,507)	-15.2%	16,650	18,673	(2,023)	-10.8%
Wealth management	7,031	6,400	631	9.9%	14,229	12,279	1,950	15.9%
General banking - other	6,053	6,418	(365)	-5.7%	11,841	12,588	(747)	-5.9%
Mortgage banking, net	6,708	1,799	4,909	n/m	17,764	4,554	13,210	n/m
Other, net	6,999	2,194	4,805	n/m	10,220	4,018	6,202	n/m
Total Noninterest Income before sec gains, net	48,408	40,441	7,967	19.7%	96,491	78,534	17,957	22.9%
Securities gains, net	58	29	29	n/m	491	87	404	n/m
Total Noninterest Income	$48,466	$40,470	$7,996	19.8%	$96,982	$78,621	$18,361	23.4%

n/m - percentages greater than +/- 100% are considered not meaningful

Insurance commissions were $16.7 million during the first half of 2008, a decrease of $2.0 million, or 10.8%, when compared with the first half of 2007.  The decline in insurance commissions experienced during the first half of 2008 is primarily attributable to Fisher-Brown, Trustmark’s wholly-owned insurance subsidiary located in the Florida Panhandle, which has been impacted by a decline in revenues resulting from a decrease in premium rates charged by its insurance carriers.

Wealth management income totaled $14.2 million for the first six months of 2008, compared with $12.3 million during the same time period in 2007, an increase of $2.0 million, or 15.9%. Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first half of 2008 is largely attributed to an increase in trust and investment management fee income resulting from new account growth.  In addition, revenues from brokerage services have increased due to solid and improved production from Trustmark’s team of investment representatives.  At June 30, 2008 and 2007, Trustmark held assets under management and administration of $7.6 billion and $7.2 billion, respectively, as well as brokerage assets of $1.2 billion at both period ends.

General banking-other totaled $11.8 million during the first six months of 2008, compared with $12.6 million in the same time period in 2007. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  This decrease is primarily related to a decline in fees earned on an interest rate driven product.

Net revenues from mortgage banking were $17.8 million during the first six months of 2008, compared with $4.6 million in the first six months of 2007. As shown in the accompanying table, net mortgage servicing income has increased $595 thousand, or 8.6% when the first half of 2008 is compared with the same time period in 2007.  This increase coincides with growth in the balance of the mortgage servicing portfolio as well as an increase in mortgage production.  Loans serviced for others totaled $4.8 billion at June 30, 2008 compared with $4.2 billion at June 30, 2007.  Trustmark’s highly regarded mortgage banking reputation has enabled it to take advantage of competitive disruptions and expand market share.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements ($ in thousands):

Mortgage Banking Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Mortgage servicing income, net	$3,804	$3,478	$326	9.4%	$7,551	$6,956	$595	8.6%
Change in fair value-MSR from market changes	13,104	4,392	8,712	n/m	2,911	3,945	(1,034)	-26.2%
Change in fair value of derivatives	(10,453)	(5,492)	(4,961)	90.3%	7,146	(4,777)	11,923	n/m
Change in fair value-MSR from runoff	(2,303)	(2,494)	191	-7.7%	(4,733)	(4,598)	(135)	2.9%
Gains on sales of loans	2,542	1,496	1,046	69.9%	3,620	2,841	779	27.4%
Other, net	14	419	(405)	-96.7%	1,269	187	1,082	n/m
Mortgage banking, net	$6,708	$1,799	$4,909	n/m	$17,764	$4,554	$13,210	n/m

n/m - percentages greater than +/- 100% are considered not meaningful

Trustmark utilizes derivative instruments such as Treasury note futures contracts and exchange-traded option contracts to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Changes in yields created fluctuating values in both MSR and the hedge during the second quarter of 2008.  During the first six months of 2008, the MSR value increased $2.9 million primarily due to a 32 basis point increase in mortgage rates. The hedge improved in value by $7.1 million due to three factors; a five basis point decline in Treasury market yields, increased income from options due to higher levels of volatility and additional income due to a steeper yield curve. The impact of implementing this strategy resulted in a net positive ineffectiveness of $10.1 million. Changes in the fair value of MSR from present value decay, referred to as “runoff,” reduced total mortgage banking income by $4.7 million and $4.6 million for the first half of 2008 and 2007, respectively.

Other income for the first half of 2008 was $10.2 million, compared to $4.0 million in the same time period in 2007.  During the first quarter of 2008, Trustmark achieved a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million in insurance benefits resulting from insurance policies used to cover participants in Trustmark’s supplemental retirement plan.  Another portion of the increase shown during the first half of 2008 occurred during the second quarter and is related to Trustmark’s conversion and sale of MasterCard Class A common stock.  During the quarter, MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert these shares and sold them through a liquidation program achieving a gain of $5.4 million.   These transactions are offset by decreases of $588 thousand in income earned from Trustmark’s investment in various limited partnerships and $635 thousand in revenues earned on a product driven by interest rates.

Securities gains totaled $491 thousand during the first six months of 2008 compared with securities gains of $87 thousand during the same time period in 2007. The securities gains for 2008 came primarily from an effort to reduce Trustmark’s holding of corporate bonds.

Noninterest Expense
Trustmark’s noninterest expense for the first half of 2008 increased $1.2 million, or 0.9%, compared to the same time period in 2007.  The comparative components of noninterest expense for the three and six-month periods of 2008 and 2007 are shown in the accompanying table.

Management considers expense control a key area of focus in the support of improving shareholder value.  During the second quarter of 2008, noninterest expense totaled $69.6 million, marking the fifth consecutive quarter below Management’s target of $70.0 million.  Trustmark’s success in this regard was the result of ongoing human capital management programs as well as a heightened awareness of expense management across the organization.  Management remains committed to identifying additional reengineering and efficiency opportunities designed to enhance shareholder value.

Noninterest Expense
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Salaries and employee benefits	$42,771	$42,853	$(82)	-0.2%	$86,355	$86,019	$336	0.4%
Services and fees	9,526	9,041	485	5.4%	18,956	18,599	357	1.9%
Net occupancy - premises	4,850	4,634	216	4.7%	9,651	9,048	603	6.7%
Equipment expense	4,144	4,048	96	2.4%	8,218	7,952	266	3.3%
Other expense	8,323	8,257	66	0.8%	16,260	16,621	(361)	-2.2%
Total Noninterest Expense	$69,614	$68,833	$781	1.1%	$139,440	$138,239	$1,201	0.9%

Salaries and employee benefits, the largest category of noninterest expense, were $86.4 million in the first half of 2008 and $86.0 million in the same time period in 2007.  During the first half of 2008, salary expense remained relatively flat when compared with the same time period in 2007 and was positively impacted by Trustmark’s human capital management programs which resulted in a decrease of 57 FTE employees at June 30, 2008, when compared with the same time period in 2007.  Employee benefits expense for the six months ended June 30, 2008 increased by approximately $435 thousand when compared to the same time period in 2007 and is primarily attributed to increased costs for employee insurance programs offset by declines in expenses related to Trustmark’s 401(k) plan as well as payroll taxes.

Changes in net occupancy and equipment expenses have resulted from Trustmark’s continued banking center expansion program as well as the initial implementation of technology enhancements.  Expenses in these two categories increased by approximately $869 thousand on a comparative year-to-date basis with $312 thousand of this increase occurring during the second quarter of 2008.

Other expenses decreased $361 thousand, or 2.2%, when comparing the first six months of 2008 to the same time period in 2007.  This change has been heavily impacted by an event which occurred during the first quarter of 2008.  In March 2008, in connection with its initial public offering (IPO), Visa used a portion of the IPO proceeds to fund an escrow account with respect to its previously mentioned litigation matters. This enabled Trustmark to recognize its portion of the escrow account totaling $473 thousand as a reduction to other expenses.

Income Taxes
For the six months ended June 30, 2008, Trustmark’s combined effective tax rate was 32.4% compared to 34.0% for the same time period in 2007.  The decrease in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

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

At June 30, 2008, Trustmark had $581.0 million of Federal funds purchased from upstream correspondents, compared to $279.5 million at December 31, 2007.  At June 30, 2008, Trustmark had an estimated additional capacity of $1.276 billion, compared with $1.337 billion at December 31, 2007. Based on internal guidelines, Trustmark had the capacity to increase brokered deposits by $352.5 million, compared to $328.8 million at year end.  Trustmark also maintains a relationship with the FHLB, which provided $150.0 million in short-term advances at June 30, 2008, compared with $375.0 million in short-term advances at December 31, 2007.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.498 billion. Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At June 30, 2008, Trustmark had approximately $626.0 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $712.5 million at December 31, 2007.  At June 30, 2008, Trustmark had $7.0 million outstanding on a $50.0 million revolving line of credit facility that expires in March 2010.  Subsequent to June 30, 2008, Trustmark repaid the outstanding balance on this line of credit and terminated the agreement.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At June 30, 2008, the carrying amount of the Notes was $49.7 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At June 30, 2008, Trustmark had $46.6 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2008, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy.  Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At June 30, 2008, Trustmark’s shareholders’ equity was $935.9 million, an increase of $16.2 million from its level at December 31, 2007.  During the first six months of 2008, shareholders’ equity increased primarily as a result of net income of $43.7 million offset by a $3.2 million increase in accumulated other comprehensive loss and dividends paid of $26.5 million.  Trustmark utilizes a sophisticated capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Repurchase Program
At June 30, 2008, Trustmark had remaining authorization for the repurchase of up to 1.4 million shares of its common stock.  Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock.  Pursuant to these plans, Trustmark has repurchased approximately 22.7 million shares for $518.1 million.  Trustmark did not repurchase any shares during the first six months of 2008.

Dividends
Dividends for the six months ended June 30, 2008, were $0.46 per share, increasing 4.5% when compared with dividends of $0.44 per share for the same time period in 2007.  Trustmark’s indicated dividend for 2008 is currently $0.92 per share, up from $0.88 per share for 2007.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of June 30, 2008, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2008.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table. There are no significant conditions or events that have occurred since June 30, 2008, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)

	June 30, 2008
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$833,070	11.46%	$581,666	8.00%	n/a	n/a
Trustmark National Bank	808,273	11.27%	573,887	8.00%	$717,358	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$696,769	9.58%	$290,833	4.00%	n/a	n/a
Trustmark National Bank	677,426	9.44%	286,943	4.00%	$430,415	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$696,769	7.87%	$265,501	3.00%	n/a	n/a
Trustmark National Bank	677,426	7.79%	260,991	3.00%	$434,984	5.00%

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Average earning assets totaled $8.221 billion, or 89.6% of totals assets, for the second quarter of 2008, $7.898 billion, or 89.2% of total assets for the first quarter of 2008 and $7.844 billion, or 89.1% of total assets, for the second quarter of 2007.

Securities
From 2005 through 2007, Trustmark allowed its investment portfolio to run-off given a flat yield curve and limited spread opportunity. The cash flow created by this run-off was reinvested in higher yielding loans resulting in an improved net interest margin percentage.  In the first quarter of 2008, given a steeper yield curve and improved spread opportunities on investment securities versus traditional funding sources, Trustmark began purchasing securities.

When compared with December 31, 2007, total investment securities increased by $452.2 million during the first half of 2008.  This increase resulted primarily from purchases of Agency issued or guaranteed collateralized mortgage obligation securities offset by maturities and paydowns.  In addition, during the first six months of 2008, Trustmark sold approximately $48.5 million of corporate bonds, which carried a high risk-rating for risk-based capital purposes, generating a gain of approximately $404 thousand.  This was a strategy undertaken to reduce lower yielding, higher risk-weight investment portfolio assets.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels.  The duration of the portfolio was 2.87 years at June 30, 2008 and 1.77 years at December 31, 2007. Duration during the first six months of 2008 was somewhat lengthened as a result of the recent investment strategy mentioned above.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At June 30, 2008, AFS securities totaled $908.9 million, which represented 77.7% of the securities portfolio, compared to $442.3 million, or 61.7%, at December 31, 2007.  At June 30, 2008, net unrealized losses on AFS securities of $7.0 million, net of $2.7 million of deferred income taxes, were included in accumulated other comprehensive loss, compared with net unrealized losses of $1.2 million, net of $0.4 million in deferred income taxes, at December 31, 2007.  At June 30, 2008, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2008, HTM securities totaled $260.7 million and represented 22.3% of the total portfolio, compared with $275.1 million, or 38.3%, at the end of 2007.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 82% of the portfolio in U.S. Treasury, U.S. Government agency-backed obligations and other AAA rated securities.  None of the securities in the portfolio are considered to be sub-prime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Trustmark does not hold any equity investment in government sponsored entities.

Loans and Allowance for Loan Losses
Loans (excluding loans held for sale) and the allowance for loan losses are reflected in the accompanying table ($ in thousands).  Loans at June 30, 2008 totaled $6.859 billion compared to $7.041 billion at December 31, 2007, a decrease of $181.4 million.  Average loans declined $96.7 million for the same comparable period.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction and land development loans, as well as indirect consumer auto loans.  In addition, these decreases have been impacted by current economic conditions.  Construction and land development loans have decreased by $36.4 million when compared with December 31, 2007, while consumer loans have decreased by $92.9 million during the same time period.  The decline in construction and land development loans can be primarily attributable to Trustmark’s Florida market, which at June 30, 2008 had loans totaling $321.9 million; a decrease of $64.3 million from December 31, 2007.  The consumer loan portfolio decrease of $92.9 million primarily represents a decrease in the indirect consumer auto portfolio.  The declines in these classifications are expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve.

LOANS BY TYPE	6/30/2008	12/31/2007	$ Change	% Change
Loans secured by real estate:
Construction, land development and other land loans	$1,158,549	$1,194,940	$(36,391)	-3.0%
Secured by 1-4 family residential properties	1,633,021	1,694,757	(61,736)	-3.6%
Secured by nonfarm, nonresidential properties	1,300,753	1,325,379	(24,626)	-1.9%
Other real estate secured	148,588	167,610	(19,022)	-11.3%
Commercial and industrial loans	1,313,620	1,283,014	30,606	2.4%
Consumer loans	994,475	1,087,337	(92,862)	-8.5%
Other loans	310,369	287,755	22,614	7.9%
Loans	6,859,375	7,040,792	(181,417)	-2.6%
Less Allowance for Loan Losses	86,576	79,851	6,725	8.4%
Net Loans	$6,772,799	$6,960,941	$(188,142)	-2.7%

The loan composition by region at June 30, 2008 is reflected in the following table ($ in thousands).  The table reflects a diversified mix of loans by region.

	June 30, 2008
LOAN COMPOSITION BY REGION	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$1,158,549	$321,864	$475,381	$108,384	$252,920
Secured by 1-4 family residential properties	1,633,021	93,946	1,326,666	175,723	36,686
Secured by nonfarm, nonresidential properties	1,300,753	178,869	725,791	188,347	207,746
Other real estate secured	148,588	12,648	105,114	12,303	18,523
Commercial and industrial loans	1,313,620	22,739	934,086	67,399	289,396
Consumer loans	994,475	2,905	945,704	32,862	13,004
Other loans	310,369	12,704	276,744	15,123	5,798
Loans	$6,859,375	$645,675	$4,789,486	$600,141	$824,073

The allowance for loan losses totaled $86.6 million and $79.9 million at June 30, 2008 and December 31, 2007, respectively.  The allowance for loan losses is established through provisions for estimated loan losses charged against earnings.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans, as well as, probable loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” limit the amount of the loss allowance to the estimate of losses that have been incurred at the balance sheet reporting date.  Accordingly, the allowance is based upon past events and current economic conditions.

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

At June 30, 2008, the allowance for loan losses was $86.6 million, resulting in allowance coverage of nonperforming loans of 90.8%.  When impaired loans, which have been written down to net realizable value, are excluded from nonperforming loans, the revised allowance coverage of nonperforming loans is 173.6%.  Trustmark’s allocation of its allowance for loan losses represents 1.67% of commercial loans and 0.60% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.26% at June 30, 2008.

Nonperforming assets totaled $118.2 million at June 30, 2008, an increase of $44.7 million relative to December 31, 2007, and represented 1.67% of total loans and other real estate.  As seen in the table below, this change was largely attributable to increases in nonaccrual loans and other real estate originating in Trustmark’s Florida market.

The details of Trustmark’s nonperforming assets are shown in the accompanying table ($ in thousands):

NONPERFORMING ASSETS	June 30, 2008	December 31, 2007
Nonaccrual loans
Florida	$70,484	$43,787
Mississippi (1)	12,572	13,723
Tennessee (2)	5,216	4,431
Texas	7,039	3,232
Total nonaccrual loans	95,311	65,173
Other real estate
Florida	10,398	995
Mississippi (1)	5,258	1,123
Tennessee (2)	6,778	6,084
Texas	438	146
Total other real estate	22,872	8,348
Total nonperforming assets	$118,183	$73,521

LOANS PAST DUE OVER 90 DAYS
Loans	$3,056	$4,853
Loans HFS - guaranteed GNMA serviced loans	15,809	11,847
Total loans past due over 90 days	$18,865	$16,700

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

During the second quarter of 2008, Trustmark conducted extensive reviews of the construction and land development portfolio of its Florida Panhandle market.  In addition to obtaining current financial information on borrowers and guarantors, updated property appraisals were obtained on a substantial portion of this $321.9 million portfolio.  Through the review and appraisal process, $21.0 million in loans were charged-off based upon current property values in the marketplace.  As seen in the accompanying table, approximately $96.6 million in construction and land development loans have been classified and reserved for at appropriate levels, including $42.4 million of impaired loans that have been written down to net realizable value.  At June 30, 2008, Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.  Trustmark’s Mississippi, Tennessee and Texas loan portfolios continue to perform relatively well in the current economic environment.

FLORIDA CREDIT QUALITY	Total Loans	Criticized Loans	Classified Loans	Nonaccrual Loans	Impaired Loans
Construction and land development loans:
Lots	$84,936	$15,711	$11,071	$7,455	$1,628
Development	41,098	19,245	19,245	19,245	10,107
Unimproved land	120,422	65,058	37,417	21,660	18,178
1-4 family construction	33,151	10,757	10,757	6,340	6,016
Other construction	42,257	25,636	18,119	9,861	6,497
Construction and land development loans	321,864	136,407	96,609	64,561	42,426
Commercial, commercial real estate and consumer	323,811	34,695	16,660	5,923	289

Total Florida loans	$645,675	$171,102	$113,269	$70,484	$42,715

FLORIDA CREDIT QUALITY	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Non-Impaired Loans
Construction and land development loans:
Lots	$83,308	$4,037	4.85%
Development	30,991	3,328	10.74%
Unimproved land	102,244	5,065	4.95%
1-4 family construction	27,135	1,002	3.69%
Other construction	35,760	2,326	6.50%
Construction and land development loans	279,438	15,758	5.64%
Commercial, commercial real estate and consumer	323,522	6,587	2.04%

Total Florida loans	$602,960	$22,345	3.71%

As seen in the table below, Trustmark’s net charges-offs totaled $26.3 million during the second quarter of 2008 and $38.5 million for the first half of the year.  These increases can be attributed to work performed by Trustmark’s loan review teams as well as a continued lack of residential real estate sales activity in Trustmark’s Florida Panhandle market. Management continues to monitor the impact of declining real estate values on borrowers and is proactively managing these situations.

	Quarter Ended June 30,		Six Months Ended June 30,
NET CHARGE-OFFS	2008	2007	2008	2007
Florida	$22,064	$(19)	$31,752	$81
Mississippi (1)	4,214	1,193	5,788	2,426
Tennessee (2)	48	48	234	50
Texas	(72)	24	756	377
Total net charge-offs	$26,254	$1,246	$38,530	$2,934

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

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $23.9 million at June 30, 2008, an increase of $5.9 million when compared with December 31, 2007.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Total deposits were $7.124 billion at June 30, 2008, compared with $6.869 billion at December 31, 2007, an increase of $254.4 million, or 3.7%.  When compared with March 31, 2008, deposit balances during the second quarter decreased by $220.7 million.  In both comparisons, noninterest-bearing deposits remained relatively unchanged.  Declines in interest-bearing deposits during the second quarter were impacted by a roll-off of seasonal deposits received during the first quarter as well as Trustmark’s decision to maintain a strategy of disciplined deposit pricing in light of its strong liquidity position.

Trustmark’s commitment to increasing its presence in higher-growth markets is illustrated by its strategic initiative to build additional banking centers within its four-state banking franchise.  This commitment will also benefit Trustmark’s continued focus on increasing core deposit relationships.  Thus far in 2008, Trustmark has opened five new banking centers and anticipates opening an additional banking center later this year.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account.  Short-term borrowings totaled $1.009 billion at June 30, 2008, an increase of $73.8 million when compared with balances at December 31, 2007.  The utilization of these wholesale funding products increased during the second quarter as Trustmark utilized a strategy of disciplined deposit pricing in order to control borrowing costs.   Other borrowings also included $70.1 million in junior subordinated debentures and $49.7 million in subordinated notes outstanding at June 30, 2008.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2008 and 2007, Trustmark had commitments to extend credit of $1.6 billion and $2.0 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At June 30, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $158.8 million and $168.3 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at June 30, 2008, it is estimated that net interest income may decrease 1.8% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At March 31, 2008, the results of the simulation models using static balances indicated that net interest income would increase 3.3% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at June 30, 2008, it is estimated net interest income would remain flat; compared with a decrease of 2.3% at March 31, 2008.  A 200 basis point decline in interest rates would yield an estimated decrease in net interest income of 2.3% using static balances at June 30, 2008, compared with a decrease of 6.3% at March 31, 2008.  The shift in interest rate risk position during the second quarter is primarily the result of adding fixed rate investment portfolio assets which have been funded with short-term liabilities.  This has created a shift from an asset sensitive balance sheet to one that is more liability sensitive.  In regards to the various results at June 30, 2008, while there has been a shift in the interest rate position, the changes in net interest income in all three scenarios are considered minimal. These minor changes in forecasted net interest income in the various second quarter rate scenarios illustrate Management’s strategy to mitigate Trustmark’s exposure to changes in interest rates by maintaining a neutral position in its interest rate risk position.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2008 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that are not fully reflected in the shorter time period evaluated in the net interest income simulation. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements which is referred to as net portfolio value. As of June 30, 2008, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced a decline in net portfolio value of 5.9%, while an instantaneous 200 basis point decrease in interest rates produced a decrease in net portfolio value of 0.8%.  In comparison, the models indicated a net portfolio value decrease of 0.2% as of March 31, 2008, had interest rates moved up instantaneously 200 basis points, and a decrease of 2.4%, had an instantaneous 200 basis points decrease in interest rates occurred.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $298.4 million at June 30, 2008, with a positive valuation adjustment of $1.1 million, compared to $211.3 million at December 31, 2007, with a negative valuation adjustment of $686 thousand.

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

New Accounting Standards
Other new pronouncements issued but not effective until after June 30, 2008, include the following:

On June 16, 2008, the FASB posted FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP No. EITF 03-6-1 stipulates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management is currently evaluating the impact that FSP No. EITF 03-6-1 will have on Trustmark’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on Trustmark’s consolidated financial statements.

On April 25, 2008, the FASB posted FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, “Business Combinations.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that FSP 142-3 will have on Trustmark’s balance sheets and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 2008, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	-	$-	-	1,370,581

May 1, 2008 through May 31, 2008	-	$-	-	1,370,581

June 1, 2008 through June 30, 2008	-	$-	-	1,370,581

Total	-		-

The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Trustmark’s shareholders was held on May 13, 2008.  At this meeting, the following individuals were elected to serve as Directors of Trustmark until the annual meeting of shareholders in 2009 or until their respective successors are elected and qualified.  The vote was cast as follows:
	Votes Cast in Favor		Against/Withheld
	Number	%	Number	%
Reuben V. Anderson	47,876,546	98.20%	882,393	1.80%
Adolphus B. Baker	47,933,207	98.31%	825,732	1.69%
William C. Deviney, Jr.	47,897,135	98.24%	861,804	1.76%
C. Gerald Garnett	47,746,885	97.93%	1,012,054	2.07%
Daniel A. Grafton	47,905,827	98.26%	853,112	1.74%
Richard G. Hickson	47,886,824	98.22%	872,115	1.78%
David H. Hoster	47,925,052	98.29%	833,887	1.71%
John M. McCullouch	47,927,427	98.30%	831,512	1.70%
Richard H. Puckett	47,924,535	98.29%	834,404	1.71%
R. Michael Summerford	47,905,902	98.26%	853,037	1.74%
Kenneth W. Williams	47,933,032	98.31%	825,907	1.69%
William G. Yates, Jr.	47,905,940	98.26%	852,999	1.74%

In addition, shareholders also voted to ratify the selection of KPMG LLP as Trustmark’s independent accountants for the fiscal year ending December 31, 2008.  The vote was cast as follows:

Total Votes For	48,565,579
Total Votes Against	124,788
Total Abstentions	68,570

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	August 8, 2008	DATE:	August 8, 2008