Form 10-Q
period 2008-09-30
TRUSTMARK CORP
filed 2008-11-07
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 57,324,627 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks (noninterest-bearing)	$235,016	$292,983
Federal funds sold and securities purchased under reverse repurchase agreements	14,782	17,997
Securities available for sale (at fair value)	907,629	442,345
Securities held to maturity (fair value: $257,720 - 2008; $276,631 - 2007)	256,323	275,096
Loans held for sale	154,162	147,508
Loans	6,740,730	7,040,792
Less allowance for loan losses	90,888	79,851
Net loans	6,649,842	6,960,941
Premises and equipment, net	156,298	151,680
Mortgage servicing rights	78,550	67,192
Goodwill	291,145	291,177
Identifiable intangible assets	24,887	28,102
Other assets	317,639	291,781
Total Assets	$9,086,273	$8,966,802

Liabilities
Deposits:
Noninterest-bearing	$1,526,374	$1,477,171
Interest-bearing	5,411,304	5,392,101
Total deposits	6,937,678	6,869,272
Federal funds purchased and securities sold under repurchase agreements	592,818	460,763
Short-term borrowings	369,037	474,354
Subordinated notes	49,733	49,709
Junior subordinated debt securities	70,104	70,104
Other liabilities	117,905	122,964
Total Liabilities	8,137,275	8,047,166

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,324,627 shares - 2008; 57,272,408 shares - 2007	11,944	11,933
Capital surplus	128,617	124,161
Retained earnings	824,768	797,993
Accumulated other comprehensive loss, net of tax	(16,331)	(14,451)
Total Shareholders' Equity	948,998	919,636
Total Liabilities and Shareholders' Equity	$9,086,273	$8,966,802

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$104,145	$127,959	$329,651	$369,097
Interest on securities:
Taxable	12,117	7,181	29,053	25,279
Tax exempt	1,265	1,574	3,884	4,934
Interest on federal funds sold and securities purchased under reverse repurchase agreements	98	397	445	1,830
Other interest income	407	482	1,454	1,615
Total Interest Income	118,032	137,593	364,487	402,755

Interest Expense
Interest on deposits	32,860	50,423	113,104	152,464
Interest on federal funds purchased and securities sold under repurchase agreements	3,123	5,898	9,215	14,725
Other interest expense	2,653	6,186	10,405	14,706
Total Interest Expense	38,636	62,507	132,724	181,895
Net Interest Income	79,396	75,086	231,763	220,860
Provision for loan losses	14,473	4,999	59,728	6,783

Net Interest Income After Provision for Loan Losses	64,923	70,087	172,035	214,077

Noninterest Income
Service charges on deposit accounts	13,886	13,849	39,673	40,271
Insurance commissions	9,007	8,983	25,657	27,656
Wealth management	6,788	6,507	21,017	18,786
General banking - other	5,813	6,111	17,654	18,699
Mortgage banking, net	4,323	2,503	22,087	7,057
Other, net	2,131	3,593	12,351	7,611
Securities gains, net	2	23	493	110
Total Noninterest Income	41,950	41,569	138,932	120,190

Noninterest Expense
Salaries and employee benefits	42,859	42,257	129,214	128,276
Services and fees	9,785	9,285	28,741	27,884
Net occupancy - premises	5,153	4,753	14,804	13,801
Equipment expense	4,231	3,922	12,449	11,874
Other expense	10,706	8,271	26,966	24,892
Total Noninterest Expense	72,734	68,488	212,174	206,727
Income Before Income Taxes	34,139	43,168	98,793	127,540
Income taxes	10,785	14,087	31,708	42,774
Net Income	$23,354	$29,081	$67,085	$84,766

Earnings Per Share
Basic	$0.41	$0.51	$1.17	$1.47
Diluted	$0.41	$0.51	$1.17	$1.46

Dividends Per Share	$0.23	$0.22	$0.69	$0.66

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2008	2007
Balance, January 1,	$919,636	$891,335
Comprehensive income:
Net income per consolidated statements of income	67,085	84,766
Other comprehensive (loss) income:
Net change in fair value of securities available for sale	(2,688)	4,723
Net change in defined benefit plans	808	915
Comprehensive income	65,205	90,404
Cash dividends paid	(39,756)	(38,280)
Common stock issued-net, long-term incentive plans	568	439
Excess tax benefit from stock-based compensation arrangements	198	10
Compensation expense, long-term incentive plans	3,147	2,488
Repurchase and retirement of common stock	-	(38,859)
Balance, September 30,	$948,998	$907,537

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$67,085	$84,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,728	6,783
Depreciation and amortization	20,359	21,032
Net amortization of securities	442	1,020
Securities gains, net	(493)	(110)
Gains on sales of loans	(5,509)	(5,197)
Deferred income tax (benefit) provision	(8,006)	795
Proceeds from sales of loans held for sale	1,117,945	916,278
Purchases and originations of loans held for sale	(1,099,204)	(943,198)
Net increase in mortgage servicing rights	(16,236)	(12,577)
Net decrease (increase) in other assets	5,958	(3,722)
Net (decrease) increase in other liabilities	(3,963)	4,756
Other operating activities, net	1,329	2,960
Net cash provided by operating activities	139,435	73,586

Investing Activities
Proceeds from calls and maturities of securities held to maturity	18,715	13,938
Proceeds from calls and maturities of securities available for sale	200,111	287,866
Proceeds from sales of securities available for sale	157,949	62,170
Purchases of securities available for sale	(827,177)	(105,082)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	3,215	(1,366)
Net decrease (increase) in loans	221,194	(365,332)
Purchases of premises and equipment	(13,453)	(20,889)
Proceeds from sales of premises and equipment	170	295
Proceeds from sales of other real estate	5,620	2,333
Net cash used in investing activities	(233,656)	(126,067)

Financing Activities
Net increase (decrease) in deposits	68,406	(73,712)
Net increase in federal funds purchased and securities sold under repurchase agreements	132,055	54,708
Net (decrease) increase in short-term borrowings	(125,217)	62,199
Cash dividends	(39,756)	(38,280)
Common stock issued-net, long-term incentive plan	568	439
Excess tax benefit from stock-based compensation arrangements	198	10
Repurchase and retirement of common stock	-	(38,859)
Net cash provided by (used in) financing activities	36,254	(33,495)

Decrease in cash and cash equivalents	(57,967)	(85,976)
Cash and cash equivalents at beginning of period	292,983	392,083
Cash and cash equivalents at end of period	$235,016	$306,107

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

NOTE 2 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	September 30,	December 31,
	2008	2007
Loans secured by real estate:
Construction, land development and other land loans	$1,062,319	$1,194,940
Secured by 1-4 family residential properties	1,561,024	1,694,757
Secured by nonfarm, nonresidential properties	1,345,624	1,325,379
Other real estate secured	175,877	167,610
Commercial and industrial loans	1,328,035	1,283,014
Consumer loans	947,113	1,087,337
Other loans	320,738	287,755
Loans	6,740,730	7,040,792
Less allowance for loan losses	90,888	79,851
Net loans	$6,649,842	$6,960,941

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$86,576	$70,948	$79,851	$72,098
Loans charged-off	(12,732)	(6,417)	(56,728)	(14,886)
Recoveries	2,571	2,838	8,037	8,373
Net charge-offs	(10,161)	(3,579)	(48,691)	(6,513)
Provision for loan losses	14,473	4,999	59,728	6,783
Balance at end of period	$90,888	$72,368	$90,888	$72,368

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio.  Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, with adjustments considering environmental factors such as current economic events, industry and geographical conditions and portfolio performance indicators.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans and net charge-offs or recoveries, among other factors, in compliance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses published by the governmental regulating agencies for financial services companies.  This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received and valuation adjustments on impaired loans that may be susceptible to significant changes. Management believes that the allowance for loan losses adequately provides for probable losses in its loan portfolio at September 30, 2008.

At September 30, 2008 and December 31, 2007, the carrying amounts of nonaccrual loans, which are considered for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” were $105.3 million and $65.2 million, respectively.  When a loan is deemed to be impaired, the full difference between the carrying amount of the loan and the most likely estimate of the assets net realizable value is charged-off and, as such, the impaired loan has no specific allowance for loan loss reserves.  At September 30, 2008 and December 31, 2007, specifically evaluated impaired loans totaled $42.7 million and $6.5 million, respectively.  For the first nine months of 2008, specific charge-offs related to impaired loans totaled $28.9 million while the provisions charged to net income totaled $18.5 million.  For the first nine months of 2007, both charge-offs related to specifically evaluated impaired loans and provisions charged to net income were zero.

At September 30, 2008 and December 31, 2007, nonaccrual loans, not specifically impaired and written down to net realizable value, totaled $62.6 million and $58.7 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $11.8 million and $12.5 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired or nonaccrual loans during the nine months ended September 30, 2008 and 2007.

NOTE 3 – MORTGAGE BANKING

The fair value of mortgage servicing rights (MSR) is determined using discounted cash flow techniques which are periodically benchmarked against third-party opinions of value. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark utilizes derivative instruments, specifically exchange-traded Treasury note futures and option contracts, to offset changes in the fair value of MSR attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge position to the fair value of the MSR asset attributable to market changes.  Changes in yields created fluctuating values in both MSR and the hedge during the third quarter of 2008.  Lower mortgage rates experienced during the third quarter resulted in a decrease of $903 thousand in the MSR value due to market changes which contrasts the second quarter of 2008 when the MSR value increased by $13.1 million due to rising mortgage rates.  Conversely, the hedge value increased by $1.7 million during the third quarter of 2008 due to falling yields on ten-year Treasury notes, compared to a second quarter decrease of $10.5 million.  The result was $777 thousand of positive net ineffectiveness during the third quarter compared to $2.6 million during the second quarter.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2008	2007
Balance at beginning of period	$67,192	$69,272
Origination of servicing assets	18,759	14,284
Disposals	(2,524)	(1,707)
Change in fair value:
Due to market changes	2,008	(1,323)
Due to runoff	(6,885)	(7,279)
Due to other	-	6
Balance at end of period	$78,550	$73,253

NOTE 4 - DEPOSITS

At September 30, 2008 and December 31, 2007, deposits consisted of the following ($ in thousands):

	September 30,	December 31,
	2008	2007
Noninterest-bearing demand deposits	$1,526,374	$1,477,171
Interest-bearing deposits:
Interest-bearing demand	1,165,278	1,210,817
Savings	1,754,533	1,577,198
Time	2,491,493	2,604,086
Total interest-bearing deposits	5,411,304	5,392,101
Total deposits	$6,937,678	$6,869,272

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

Stock Option Grants
During the first nine months of 2008, there were no grants of stock option awards.  Stock option-based compensation expense totaled $681 thousand and $949 thousand for the first nine months of 2008 and 2007, respectively.  Stock option-based compensation expense totaled $179 thousand and $338 thousand for the three months ended September 30, 2008 and 2007, respectively.

Restricted Stock Grants
Performance Awards
During the first nine months of 2008, Trustmark awarded 76,464 shares of performance based restricted stock to 28 key members of Trustmark’s executive management team and board of directors.  These performance awards vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  The awards are restricted until December 31, 2010 and are valued in accordance with SFAS No. 123R.  The TSR portion of the award is valued utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while the ROATE portion is valued utilizing fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest.

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

Time-Vested Awards
Trustmark’s time-vested awards are granted as an incentive in both employee recruitment and retention and are issued to Trustmark’s directors, the executive management team and non-executive management associates. During the first nine months of 2008, Trustmark awarded 100,368 shares of time-vested restricted stock to key members of Trustmark’s management team and board of directors.  These time-vested awards are restricted for thirty-six months from the award dates.  The weighted average share price of the shares awarded during the first nine months of 2008 was $20.99.

During the first nine months of 2008 and 2007, Trustmark recorded compensation expense for restricted stock awards of $2.5 million and $1.5 million, respectively.  During the three-month period ended September 30, 2008 and 2007, Trustmark recorded compensation expense for restricted stock awards of $884 thousand and $497 thousand, respectively.

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

In December 2006, Trustmark adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and elected to move its measurement date for the plan to December 31 from October 31.  The following table presents information regarding the net periodic benefit cost for the periods ended September 30, 2008 and 2007 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$325	$327	$1,234	$980
Interest cost	1,234	1,174	3,702	3,523
Expected return on plan assets	(1,399)	(1,323)	(4,195)	(3,968)
Amortization of prior service cost	(127)	(127)	(382)	(382)
Recognized net actuarial loss	552	564	1,394	1,691
Net periodic benefit cost	$585	$615	$1,753	$1,844

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution will be determined based on the plan's funded status and return on plan assets as of the measurement date, which was December 31, 2007 for amounts related to 2008.  In 2008, Trustmark’s minimum required contribution is expected to be zero.

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

The following table presents information regarding the plan's net periodic benefit cost for periods ended September 30, 2008 and 2007 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$241	$330	$850	$978
Interest cost	523	454	1,568	1,362
Amortization of prior service cost	42	35	111	105
Recognized net actuarial loss	90	23	185	70
Net periodic benefit cost	$896	$842	$2,714	$2,515

NOTE 7 – CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At September 30, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $182.8 million and $171.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2008, the fair value of collateral held was $44.8 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic shares	57,299	57,267	57,293	57,856
Dilutive shares	39	260	33	287
Diluted shares	57,338	57,527	57,326	58,143

NOTE 9 - STATEMENTS OF CASH FLOWS

Trustmark paid $40.9 million in income taxes during the first nine months of 2008, compared to $34.7 million paid during the first nine months of 2007.  Interest paid on deposit liabilities and other borrowings approximated $141.6 million in the first nine months of 2008 and $185.4 million in the first nine months of 2007.  For the nine months ended September 30, 2008 and 2007, noncash transfers from loans to foreclosed properties were $30.2 million and $5.6 million, respectively.

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

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called "funds transfer pricing", charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the Administration Division, which contains the management team responsible for determining the bank's funding and interest rate risk strategies.   During the first nine months of 2008, net interest income increased in the Administration Division primarily from two factors; first, as a result of a steeper yield curve, the earnings credit to segments on deposits declined by a greater amount than the cost of funds charged to segments on loans and secondly, additional interest income was recognized from growth in the securities portfolio which is held in the Administration Division.

The following tables disclose financial information by reportable segment for the periods ended September 30, 2008 and 2007.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the three months ended	Division	Division	Division	Division	Total
September 30, 2008
Net interest income	$62,452	$970	$96	$15,878	$79,396
Provision for loan losses	14,479	(6)	-	-	14,473
Noninterest income	25,868	7,202	9,221	(341)	41,950
Noninterest expense	52,737	5,232	6,336	8,429	72,734
Income before income taxes	21,104	2,946	2,981	7,108	34,139
Income taxes	7,281	1,051	1,113	1,340	10,785
Segment net income	$13,823	$1,895	$1,868	$5,768	$23,354

Selected Financial Information
Average assets	$7,398,285	$99,497	$25,077	$1,549,275	$9,072,134
Depreciation and amortization	$5,232	$83	$114	$1,254	$6,683

For the three months ended
September 30, 2007
Net interest income	$70,157	$1,028	$-	$3,901	$75,086
Provision for loan losses	4,803	23	-	173	4,999
Noninterest income	25,761	6,721	9,019	68	41,569
Noninterest expense	47,972	4,774	6,481	9,261	68,488
Income (loss) before income taxes	43,143	2,952	2,538	(5,465)	43,168
Income taxes	14,882	1,043	984	(2,822)	14,087
Segment net income (loss)	$28,261	$1,909	$1,554	$(2,643)	$29,081

Selected Financial Information
Average assets	$7,424,380	$93,119	$28,111	$1,291,838	$8,837,448
Depreciation and amortization	$5,767	$87	$107	$1,395	$7,356

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance	Administration
For the nine months ended	Division	Division	Division	Division	Total
September 30, 2008
Net interest income	$189,835	$3,025	$144	$38,759	$231,763
Provision for loan losses	59,555	(18)	-	191	59,728
Noninterest income	85,743	21,800	25,827	5,562	138,932
Noninterest expense	152,935	15,825	18,231	25,183	212,174
Income before income taxes	63,088	9,018	7,740	18,947	98,793
Income taxes	21,761	3,200	2,940	3,807	31,708
Segment net income	$41,327	$5,818	$4,800	$15,140	$67,085

Selected Financial Information
Average assets	$7,523,002	$97,032	$20,796	$1,392,181	$9,033,011
Depreciation and amortization	$15,992	$249	$319	$3,799	$20,359

For the nine months ended
September 30, 2007
Net interest income (expense)	$208,018	$3,004	$(2)	$9,840	$220,860
Provision for loan losses	6,970	3	-	(190)	6,783
Noninterest income	73,615	19,246	27,744	(415)	120,190
Noninterest expense	148,028	14,762	18,579	25,358	206,727
Income (loss) before income taxes	126,635	7,485	9,163	(15,743)	127,540
Income taxes	43,705	2,652	3,552	(7,135)	42,774
Segment net income (loss)	$82,930	$4,833	$5,611	$(8,608)	$84,766

Selected Financial Information
Average assets	$7,296,015	$89,394	$22,326	$1,411,645	$8,819,380
Depreciation and amortization	$16,208	$298	$307	$4,219	$21,032

NOTE 11 – FAIR VALUE

On January 1, 2008, Trustmark adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of Financial Accounting Standards Board (FASB) Statement No. 157,” Trustmark will defer application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.  The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. 157-3 became effective for Trustmark’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which Trustmark determines the fair value of its financial assets.

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, Trustmark considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, Trustmark looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, Trustmark looks to observable market data of similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and Trustmark must use alternative valuation techniques to derive a fair value measurement.

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

Trustmark uses an independent valuation firm to estimate fair value of MSR through the use of prevailing market participant assumptions and market participant valuation processes.  This valuation is periodically tested and validated against other third-party firm valuations.

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 ($ in thousands):

	Total	Level 1	Level 2	Level 3
Securities available for sale	$907,629	$7,518	$900,111	$-
Loans held for sale	154,162	-	154,162	-
Mortgage servicing rights	78,550	-	-	78,550
Other assets - derivatives	(1,330)	(1,449)	249	(130)
Other liabilities - derivatives	8,235	8,235	-	-

The changes in Level 3 assets measured at fair value on a recurring basis as of September 30, 2008 are summarized as follows ($ in thousands):

	Other Assets - Derivatives	MSR
Balance, beginning of period	$198	$67,192
Total net gains (losses) included in net income	2,290	(4,877)
Purchases, sales, issuances and settlements, net	(2,618)	16,235
Net transfers into/out of Level 3	-	-
Balance, end of period	$(130)	$78,550

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2008	$605	$2,008

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets at September 30, 2008 which have been measured at fair value on a nonrecurring basis include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans. At September 30, 2008, Trustmark had outstanding balances of $42.7 million in impaired loans that were specifically identified for evaluation in accordance with SFAS No. 114 and were written down to net realizable value based on the fair value of the collateral or other unobservable input.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

New Accounting Standards
For additional information on new accounting standards issued but not effective until after September 30, 2008, please refer to Recent Pronouncements included in Management’s Discussion and Analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

FORWARD–LOOKING STATEMENTS

Certain statements contained in this document are not statements of historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, and relating to the anticipated investment by the U.S. Treasury in Trustmark as part of its Capital Purchase Program, among other things and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

These risks could cause actual results to differ materially from current expectations of Management and include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of current volatility in the credit and financial markets, material changes in market interest rates, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, changes in existing regulations or the adoption of new regulations, natural disasters, acts of war or terrorism, changes in consumer spending, borrowings and savings habits, technological  changes, changes in the financial performance or condition of Trustmark’s borrowers, the ability to control expenses, changes in Trustmark’s compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business and other risks described in Trustmark’s filings with the Securities and Exchange Commission.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first nine months of 2008.

FINANCIAL HIGHLIGHTS

Trustmark’s net income totaled $23.4 million in the third quarter of 2008, which represented basic and diluted earnings per share of $0.41.  Trustmark’s third quarter 2008 net income produced returns on average tangible equity and average assets of 15.16% and 1.02%, respectively.  During the first nine months of 2008, Trustmark’s net income totaled $67.1 million, which represented basic and diluted earnings per share of $1.17.  Trustmark’s performance during this period resulted in returns on average tangible equity and average assets of 14.80% and 0.99%, respectively.

Selected Income Statement Data
($ in thousands, except per share data)
	Quarter Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Net interest income-fully taxable equivalent	$81,638	$77,369	$238,573	$228,003
Taxable equivalent adjustment	2,242	2,283	6,810	7,143
Net interest income	79,396	75,086	231,763	220,860
Provision for loan losses	14,473	4,999	59,728	6,783
Net interest income after provision for loan losses	64,923	70,087	172,035	214,077
Noninterest income	41,950	41,569	138,932	120,190
Noninterest expense	72,734	68,488	212,174	206,727
Income before income taxes	34,139	43,168	98,793	127,540
Income taxes	10,785	14,087	31,708	42,774
Net income	$23,354	$29,081	$67,085	$84,766

Earnings per common share - basis	$0.41	$0.51	$1.17	$1.47
Earnings per common share - diluted	0.41	0.51	1.17	1.46
Dividends per common share	0.23	0.22	0.69	0.66

Return on average assets	1.02%	1.31%	0.99%	1.29%
Return on average tangible equity	15.16%	20.41%	14.80%	20.19%

Non-GAAP Disclosures
Management is presenting, in the accompanying table, adjustments to net income as reported in accordance with generally accepted accounting principles resulting from significant items occurring during the periods presented. Management believes this information will help users compare Trustmark’s current results to those of prior periods as presented in the table below ($ in thousands):

	Quarter Ended		Nine Months Ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007

Net Income as reported-GAAP	$23,354	$29,081	$67,085	$84,766

Adjustments (net of taxes):
MasterCard Class A Common	-	-	(3,308)	-
Visa Litigation Contingency	-	-	(936)	-
Hurricane Katrina	-	-	-	(665)
	-	-	(4,244)	(665)

Net Income adjusted for specific items (Non-GAAP)	$23,354	$29,081	$62,841	$84,101

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

Hurricane Katrina
In the third quarter of 2005, immediately following the aftermath of Hurricane Katrina, Trustmark estimated possible pre-tax losses resulting from this storm of $11.7 million.  Trustmark revised these estimates quarterly and any subsequent adjustments are reflected in the table above, net of taxes.  At September 30, 2008, the allowance for loan losses included $364 thousand related to possible Hurricane Katrina losses.

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

Net interest income-FTE for the three and nine months ended September 30, 2008, increased $4.3 million and $10.6 million, respectively, when compared with the same time periods in 2007. Trustmark has expanded its net interest margin in a falling rate environment during the third quarter of 2008.  This was accomplished through continued deposit pricing discipline, afforded to Trustmark due to a strong liquidity position and stable deposit base. In addition, net interest income has now begun to recognize the full impact of the decision to purchase securities during 2008 given the opportunities afforded by a positively sloped yield curve.  The combination of these factors resulted in a six basis point increase in NIM to 3.95%, when the first nine months of 2008 is compared with the same time period in 2007, while the third quarter NIM of 4.01% was twelve basis points higher than in the third quarter of 2007. For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first nine months of 2008 were $8.074 billion, compared with $7.845 billion for the same time period in 2007, an increase of $229.5 million. The increase was primarily due to an increase in average total loans during the first nine months of 2008, which increased $254.0 million, or 3.7%, relative to the same time period in 2007.  The increase in average total loans was partially offset by a decrease of $22.3 million in fed funds sold and reverse repos.  However, interest rates continued to fall during the first nine months of 2008 which contributed to a decline in the yield on loans of 101 basis points when compared to the same time period in 2007.  Although average total securities decreased slightly during the first nine months of 2008, recent purchases have provided significantly higher yields when compared to previous periods partially due to a slightly longer duration of the securities portfolio.  The overall yield of securities during 2008 has increased 53 and 32 basis points when compared to the third quarter of 2007 and the nine months ended September 30, 2007, respectively.  This improvement has helped to offset decreasing loan yields seen during the periods discussed above.  The combination of these factors resulted in a decline in interest income-FTE of $38.6 million, or 9.4%, when the first nine months of 2008 is compared with the same time period in 2007.  The impact of these factors is also illustrated by the yield on total earning assets decreasing from 6.99% for the first nine months of 2007, to 6.14% for the same time period of 2008, a decrease of 85 basis points.

Average interest-bearing liabilities for the first nine months of 2008 totaled $6.549 billion compared with $6.326 billion for the same time period in 2007, an increase of $223.5 million, or 3.5%.  However, the mix of these liabilities has changed when these two periods are compared.  Management’s strategy of disciplined deposit pricing resulted in a 1.8% increase in interest-bearing deposits during the first nine months of 2008 while the combination of federal funds purchased, securities sold under repurchase agreements and borrowings increased by 16.3%. The impact of utilizing these higher cost interest-bearing liabilities was offset somewhat by the decrease in the overall yield of 220 basis points on these products when the first nine months of 2008 is compared with the same time period in 2007.  As a result of these factors, total interest expense for the first nine months of 2008 decreased $49.2 million, or 27.0%, when compared with the same time period in 2007.

Yield/Rate Analysis Table
($ in thousands)
	Quarter Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$17,401	$98	2.24%	$30,201	$397	5.22%
Securities - taxable	1,006,996	12,117	4.79%	720,214	7,181	3.96%
Securities - nontaxable	114,823	1,946	6.74%	133,585	2,422	7.19%
Loans (including loans held for sale)	6,927,270	105,706	6.07%	6,970,434	129,394	7.36%
Other earning assets (1)	37,323	407	4.34%	33,341	482	5.74%
Total interest-earning assets	8,103,813	120,274	5.90%	7,887,775	139,876	7.04%
Cash and due from banks	246,515			260,997
Other assets	810,449			759,626
Allowance for loan losses	(88,643)			(70,950)
Total Assets	$9,072,134			$8,837,448

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,637,582	32,860	2.32%	$5,451,646	50,423	3.67%
Federal funds purchased and securities sold under repurchase agreements	659,312	3,123	1.88%	491,488	5,898	4.76%
Other borrowings	276,712	2,653	3.81%	434,064	6,186	5.65%
Total interest-bearing liabilities	6,573,606	38,636	2.34%	6,377,198	62,507	3.89%
Noninterest-bearing demand deposits	1,415,402			1,423,745
Other liabilities	136,229			135,469
Shareholders' equity	946,897			901,036
Total Liabilities and Shareholders' Equity	$9,072,134			$8,837,448

Net Interest Margin		81,638	4.01%		77,369	3.89%

Less tax equivalent adjustment		2,242			2,283

Net Interest Margin per Consolidated Statements of Income		$79,396			$75,086

(1) The prior period has been restated to include the addition of Federal Home Loan Bank and Federal Reserve Bank stock in other earning assets.

Yield/Rate Analysis Table
($ in thousands)
	Nine Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$23,607	$445	2.52%	$45,868	$1,830	5.33%
Securities - taxable	835,800	29,053	4.64%	816,955	25,279	4.14%
Securities - nontaxable	115,143	5,975	6.93%	139,128	7,591	7.29%
Loans (including loans held for sale)	7,061,176	334,370	6.33%	6,807,184	373,583	7.34%
Other earning assets (1)	38,583	1,454	5.03%	35,706	1,615	6.05%
Total interest-earning assets	8,074,309	371,297	6.14%	7,844,841	409,898	6.99%
Cash and due from banks	253,127			297,154
Other assets	789,792			749,314
Allowance for loan losses	(84,217)			(71,929)
Total Assets	$9,033,011			$8,819,380

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,660,264	113,104	2.67%	$5,561,700	152,464	3.67%
Federal funds purchased and securities sold under repurchase agreements	565,304	9,215	2.18%	423,853	14,725	4.64%
Other borrowings	323,616	10,405	4.29%	340,173	14,706	5.78%
Total interest-bearing liabilities	6,549,184	132,724	2.71%	6,325,726	181,895	3.84%
Noninterest-bearing demand deposits	1,405,244			1,467,671
Other liabilities	137,395			127,900
Shareholders' equity	941,188			898,083
Total Liabilities and Shareholders' Equity	$9,033,011			$8,819,380

Net Interest Margin		238,573	3.95%		228,003	3.89%

Less tax equivalent adjustment		6,810			7,143

Net Interest Margin per Consolidated Statements of Income		$231,763			$220,860

(1) The prior period has been restated to include the addition of Federal Home Loan Bank and Federal Reserve Bank stock in other earning assets.

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

	Quarter Ended		Nine Months Ended
PROVISION FOR LOAN LOSSES	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Florida	$3,167	$3,364	$36,869	$3,940
Mississippi (1)	8,476	(798)	14,950	764
Tennessee (2)	27	1,153	3,246	781
Texas	2,803	1,280	4,663	1,298
Total provision for loan losses	$14,473	$4,999	$59,728	$6,783

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As shown in the table above, the provision for loan losses for the first nine months of 2008 totaled $59.7 million, or 1.13% of average loans, compared with $6.8 million during the same time period in 2007. For the third quarter of 2008, the provision for loans losses totaled $14.5 million or 0.83% of average loans, compared with $5.0 million during the same time period in 2007.   Trustmark’s provision for the first nine months of 2008 was impacted by an increase of $59.8 million in nonaccrual loans when compared to September 30, 2007.

The increase in the provision for loan losses for the nine months ended September 30, 2008, is primarily attributed to continued credit deterioration in the construction and land development portfolio for Trustmark’s Florida Panhandle market as well as net risk-rate downgrades for commercial loans in Trustmark’s Mississippi market.  Nonaccrual loans in the Florida market totaled $71.1 million at September 30, 2008, an increase of $51.6 million when compared to September 30, 2007.  Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in residential real estate.  Trustmark’s Management believes that the Florida construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.  In Trustmark’s Mississippi market, the provision for loan losses for the first nine months of 2008 totaled $15.0 million compared with $764 thousand for the same time period in 2007.  The provision for 2008 was impacted by increased provisions for the indirect consumer portfolio as well as specific downgrades for three commercial loans.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.   Total noninterest income before security gains, net for the first nine months of 2008 increased $18.4 million, or 15.3%, compared to the same time period in 2007, primarily as a result of a $15.0 million increase in net revenues from mortgage banking, net.  For the third quarter of 2008, noninterest income before security gains, net increased $402 thousand, or 1.0% when compared to the third quarter of 2007.  The comparative components of noninterest income for the three and nine months ended September 30, 2008 and 2007 are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges for deposit products and services, which totaled $39.7 million for the first nine months of 2008 compared with $40.3 million for the first nine months of 2007, a decrease of $600 thousand, or 1.5%.  This decline was due to a decrease in NSF revenues which was negatively impacted by the issuance of U.S. Government Economic Stimulus checks as well as a reduction in service charges due to a shift in the relative mix of deposit products towards lower cost or free accounts.

Noninterest Income
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Service charges on deposit accounts	$13,886	$13,849	$37	0.3%	$39,673	$40,271	$(598)	-1.5%
Insurance commissions	9,007	8,983	24	0.3%	25,657	27,656	(1,999)	-7.2%
Wealth management	6,788	6,507	281	4.3%	21,017	18,786	2,231	11.9%
General banking - other	5,813	6,111	(298)	-4.9%	17,654	18,699	(1,045)	-5.6%
Mortgage banking, net	4,323	2,503	1,820	72.7%	22,087	7,057	15,030	n/m
Other, net	2,131	3,593	(1,462)	-40.7%	12,351	7,611	4,740	62.3%
Total Noninterest Income before sec gains, net	41,948	41,546	402	1.0%	138,439	120,080	18,359	15.3%
Securities gains, net	2	23	(21)	-91.3%	493	110	383	n/m
Total Noninterest Income	$41,950	$41,569	$381	0.9%	$138,932	$120,190	$18,742	15.6%

n/m - percentages greater than +/- 100% are considered not meaningful

Insurance commissions were $25.7 million during the first nine months of 2008, a decrease of $2.0 million, or 7.2%, when compared with the first nine months of 2007.  The decline in insurance commissions experienced during the first nine months of 2008 is primarily attributable to Fisher-Brown, Trustmark’s wholly-owned insurance subsidiary located in the Florida Panhandle, which has been impacted by a decline in revenues resulting from a decrease in premium rates charged by its insurance carriers.

Wealth management income totaled $21.0 million for the first nine months of 2008, compared with $18.8 million during the same time period in 2007, an increase of $2.2 million, or 11.9%. Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first nine months of 2008 is largely attributed to an increase in trust and investment management fee income resulting from new account growth.  In addition, revenues from brokerage services have increased due to solid and improved production from Trustmark’s team of investment representatives.  At September 30, 2008 and 2007, Trustmark held assets under management and administration of $7.3 billion and $7.4 billion as well as brokerage assets of $1.2 billion and $1.3 billion, respectively.

General banking-other totaled $17.7 million during the first nine months of 2008, compared with $18.7 million in the same time period in 2007. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  This decrease is primarily related to a decline in fees earned on an interest rate driven product.

Net revenues from mortgage banking were $22.1 million during the first nine months of 2008, compared with $7.1 million in the first nine months of 2007. As shown in the accompanying table, net mortgage servicing income has increased $1.1 million, or 10.5% when the first nine months of 2008 is compared with the same time period in 2007.  This increase coincides with growth in the balance of the mortgage servicing portfolio as well as an increase in mortgage production.  Loans serviced for others totaled $5.0 billion at September 30, 2008 compared with $4.4 billion at September 30, 2007.  Trustmark’s highly regarded mortgage banking reputation has enabled it to take advantage of competitive disruptions and expand market share.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements ($ in thousands):

Mortgage Banking Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Mortgage servicing income, net	$4,002	$3,503	$499	14.2%	$11,553	$10,459	$1,094	10.5%
Change in fair value-MSR from market changes	(903)	(5,268)	4,365	-82.9%	2,008	(1,323)	3,331	n/m
Change in fair value of derivatives	1,680	5,298	(3,618)	-68.3%	8,826	521	8,305	n/m
Change in fair value-MSR from run-off	(2,152)	(2,681)	529	-19.7%	(6,885)	(7,279)	394	-5.4%
Gains on sales of loans	1,875	1,224	651	53.2%	5,495	4,065	1,430	35.2%
Other, net	(179)	427	(606)	n/m	1,090	614	476	77.5%
Mortgage banking, net	$4,323	$2,503	$1,820	72.7%	$22,087	$7,057	$15,030	n/m

n/m - percentages greater than +/- 100% are considered not meaningful

Trustmark utilizes derivative instruments such as Treasury note futures contracts and exchange-traded option contracts to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of these derivative instruments are recorded in mortgage banking income and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Changes in yields created fluctuating values in both MSR and the hedge during the third quarter of 2008.  During the first nine months of 2008, the MSR value increased $2.0 million primarily due to a 14 basis point increase in mortgage rates. The hedge improved in value by $8.8 million due to three factors; a five basis point decline in Treasury market yields, increased income from options due to higher levels of volatility and additional income due to a steeper yield curve. The impact of implementing this strategy resulted in a net positive ineffectiveness of $10.8 million.

Other income for the first nine months of 2008 was $12.4 million, compared to $7.6 million in the same time period in 2007.  During the first quarter of 2008, Trustmark achieved a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million in insurance benefits resulting from insurance policies used to cover participants in Trustmark’s supplemental retirement plan.  Another portion of the increase shown during the first nine months of 2008 occurred during the second quarter and is related to Trustmark’s conversion and sale of MasterCard Class A common stock.  During the second quarter of 2008, MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert these shares and sold them through a liquidation program achieving a gain of $5.4 million.  These transactions are offset by decreases of $1.3 million in income earned from Trustmark’s investment in various limited partnerships and $1.3 million in revenues earned on a product driven by interest rates.  When the third quarter of 2008 is compared with the same time period in 2007, other income decreased $1.5 million primarily from a decline in the gain on sale of student loans as well as a decrease in income earned from Trustmark’s investment in various limited partnerships.

Securities gains totaled $493 thousand during the first nine months of 2008 compared with securities gains of $110 thousand during the same time period in 2007. The securities gains for 2008 came primarily from an effort to reduce Trustmark’s holding of corporate bonds.

Noninterest Expense
Trustmark’s noninterest expense for the first nine months of 2008 increased $5.4 million, or 2.6%, compared to the same time period in 2007.  In the third quarter of 2008, Trustmark’s noninterest expense totaled $72.7 million, an increase of $3.1 million relative to the second quarter of 2008 and $4.2 million relative to the third quarter of 2007. FDIC deposit insurance increased $1.0 million on a linked quarter basis and $1.2 million on a year over year basis as Trustmark completed its utilization of credits provided by the FDIC during 2007 in connection with a new deposit assessment system.  Loan and foreclosure expenses increased $1.2 million on a linked quarter basis and $1.4 million on a year over year basis.  Excluding the increased FDIC insurance, loan expense and foreclosure expense, noninterest expense during the third quarter increased $900 thousand compared to the second quarter of 2008 and $1.7 million compared to the third quarter of 2007.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Management remains committed to identifying additional reengineering and efficiency opportunities designed to enhance shareholder value.  The comparative components of noninterest expense for the three and nine-month periods of 2008 and 2007 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Salaries and employee benefits	$42,859	$42,257	$602	1.4%	$129,214	$128,276	$938	0.7%
Services and fees	9,785	9,285	500	5.4%	28,741	27,884	857	3.1%
Net occupancy - premises	5,153	4,753	400	8.4%	14,804	13,801	1,003	7.3%
Equipment expense	4,231	3,922	309	7.9%	12,449	11,874	575	4.8%
Other expense	10,706	8,271	2,435	29.4%	26,966	24,892	2,074	8.3%
Total Noninterest Expense	$72,734	$68,488	$4,246	6.2%	$212,174	$206,727	$5,447	2.6%

Salaries and employee benefits, the largest category of noninterest expense, were $129.2 million in the first nine months of 2008 and $128.3 million in the same time period in 2007.  During the first nine months of 2008, salary expense remained relatively flat when compared with the same time period in 2007 and was positively impacted by Trustmark’s ongoing human capital management initiatives which resulted in a decrease of 12 FTE employees at September 30, 2008, when compared with the same time period in 2007.  Employee benefits expense for the nine months ended September 30, 2008 increased by approximately $855 thousand when compared to the same time period in 2007 and is primarily attributed to increased costs for employee insurance programs and stock-based compensation plans.

Changes in net occupancy and equipment expenses have resulted from Trustmark’s continued banking center expansion program as well as the initial implementation of technology enhancements.  Expenses in these two categories increased approximately $1.6 million on a comparative year-to-date basis, with $709 thousand occurring during the third quarter of 2008.

Other expenses increased $2.1 million, or 8.3%, when comparing the first nine months of 2008 to the same time period in 2007.  The growth in other expenses was the result of increases in FDIC insurance and real estate foreclosure expenses, which both increased $1.3 million when compared to the same time period in 2007.

Income Taxes
For the nine months ended September 30, 2008, Trustmark’s combined effective tax rate was 32.1% compared to 33.5% for the same time period in 2007.  The decrease in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

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

At September 30, 2008, Trustmark had $389.0 million of upstream Federal funds purchased, compared to $279.5 million at December 31, 2007.  At September 30, 2008, Trustmark had an estimated additional capacity of $1.031 billion, compared with $1.337 billion at December 31, 2007.  Trustmark also maintains a relationship with the FHLB, which provided $275.0 million in short-term advances at September 30, 2008, compared with $375.0 million in short-term advances at December 31, 2007.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.335 billion. Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At September 30, 2008, Trustmark had approximately $575.5 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $712.5 million at December 31, 2007.  For the periods presented, Trustmark did not draw on any of its available collateral capacity at the Discount Window.

During the third quarter of 2008, Trustmark repaid the $7.0 million outstanding on a $50.0 million revolving line of credit facility and terminated the agreement.  At December 31, 2007, the outstanding balance of this credit facility was $7.0 million.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At September 30, 2008, the carrying amount of the Notes was $49.7 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At September 30, 2008, Trustmark had $41.7 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2008, no such shares have been issued.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy.  Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

CAPITAL RESOURCES

At September 30, 2008, Trustmark’s shareholders’ equity was $949.0 million, an increase of $29.4 million from its level at December 31, 2007.  During the first nine months of 2008, shareholders’ equity increased primarily as a result of net income of $67.1 million offset by a $1.9 million increase in accumulated other comprehensive loss and dividends paid of $39.8 million.  Trustmark utilizes a sophisticated capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of September 30, 2008, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2008.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table. There are no significant conditions or events that have occurred since September 30, 2008, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)
	September 30, 2008
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$849,145	11.80%	$575,735	8.00%	n/a	n/a
Trustmark National Bank	817,100	11.50%	568,206	8.00%	$710,258	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$709,442	9.86%	$287,867	4.00%	n/a	n/a
Trustmark National Bank	682,266	9.61%	284,103	4.00%	$426,155	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$709,442	8.11%	$262,447	3.00%	n/a	n/a
Trustmark National Bank	682,266	7.93%	258,152	3.00%	$430,254	5.00%

On November 6, 2008, Trustmark announced that it had received preliminary approval from the U.S. Treasury Department to participate in its Capital Purchase Program, a voluntary initiative for U.S. financial institutions designed to support the economy by increasing financing to businesses and consumers.  Under this program, Trustmark intends to issue $215 million in nonvoting senior preferred stock to the U.S. Treasury.  Trustmark’s senior preferred shares will pay a cumulative annual dividend rate of 5% for the first five years and will reset to an annual rate of 9% after year five.  These senior preferred shares are callable by Trustmark at par after three years. Trustmark may call them during the first three years, but only with the proceeds of newly-issued Tier 1 equity capital in an amount of at least 25% of the $215 million.

In conjunction with the purchase of Trustmark’s senior preferred shares, the Treasury will receive warrants to purchase Trustmark common shares with an aggregate market price equal to $32.3 million, or 15% of the senior preferred stock investment.  The Trustmark common stock underlying these warrants will represent less than 3% of Trustmark’s outstanding common shares at September 30, 2008, at current market prices.  The exercise price will be the market price of Trustmark’s common stock at the time of issuance, calculated on a 20 trading day trailing average. This approval is subject to the completion of standard closing conditions and the execution of the closing documents.  The U.S. Treasury intends that the purchase will occur within 30 days.

Dividends
Dividends for the nine months ended September 30, 2008, were $0.69 per share, increasing 4.5% when compared with dividends of $0.66 per share for the same time period in 2007.  Trustmark’s indicated dividend for 2008 is currently $0.92 per share, up from $0.88 per share for 2007.

Common Stock Repurchase Program
At September 30, 2008, Trustmark had remaining authorization for the repurchase of up to 1.4 million shares of its common stock.  Collectively, the capital management plans adopted by Trustmark since 1998 have authorized the repurchase of 24.3 million shares of common stock.  Pursuant to these plans, Trustmark has repurchased approximately 22.7 million shares for $518.1 million.  Trustmark did not repurchase any shares during the first nine months of 2008.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Average earning assets totaled $8.104 billion, or 89.3% of total assets, for the third quarter of 2008, $8.221 billion, or 89.6% of total assets, for the second quarter of 2008 and $7.888 billion, or 89.3% of total assets, for the third quarter of 2007.

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

When compared with December 31, 2007, total investment securities increased by $446.5 million during the first nine months of 2008.  This increase resulted primarily from purchases of Agency guaranteed collateralized mortgage obligation securities offset by maturities and paydowns.  In addition, during the first nine months of 2008, Trustmark sold approximately $158 million in securities, generating a gain of approximately $493 thousand.  This was a strategy undertaken primarily to reduce lower yielding, shorter-term, higher risk-weight investment portfolio assets.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the duration and the balances of investment securities at relatively low levels.  The duration of the portfolio was 3.22 years at September 30, 2008 and 1.77 years at December 31, 2007. Duration during the first nine months of 2008 was somewhat lengthened as a result of the recent investment strategy mentioned above.

AFS securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At September 30, 2008, AFS securities totaled $907.6 million, which represented 78.0% of the securities portfolio, compared to $442.3 million, or 61.7%, at December 31, 2007.  At September 30, 2008, accumulated other comprehensive loss was $3.4 million resulting from net unrealized losses on AFS securities of $5.5 million reduced by $2.1 million of deferred income taxes.  This compares with $0.8 million in accumulated other comprehensive loss at December 31, 2007, which resulted from net unrealized losses on AFS securities of $1.2 million reduced by $0.4 million in deferred income taxes. At September 30, 2008, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2008, HTM securities totaled $256.3 million and represented 22.0% of the total portfolio, compared with $275.1 million, or 38.3%, at the end of 2007.

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

Loans and Allowance for Loan Losses
Loans (excluding loans held for sale) and the allowance for loan losses are reflected in the accompanying table ($ in thousands).  Loans at September 30, 2008 totaled $6.741 billion compared to $7.041 billion at December 31, 2007, a decrease of $300.1 million.  Average loans declined $222.0 million for the same comparable period.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans, loans secured by 1-4 family residential properties as well as consumer auto loans.  In addition, these decreases have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to Trustmark’s Florida market, which at September 30, 2008 had loans totaling $301.5 million; a decrease of $84.7 million from December 31, 2007.  The consumer loan portfolio decrease of $140.2 million primarily represents a decrease in the indirect consumer auto portfolio.  The declines in these classifications are expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve.

LOANS BY TYPE	9/30/2008	12/31/2007	$ Change	% Change
Loans secured by real estate:
Construction, land development and other land loans	$1,062,319	$1,194,940	$(132,621)	-11.1%
Secured by 1-4 family residential properties	1,561,024	1,694,757	(133,733)	-7.9%
Secured by nonfarm, nonresidential properties	1,345,624	1,325,379	20,245	1.5%
Other real estate secured	175,877	167,610	8,267	4.9%
Commercial and industrial loans	1,328,035	1,283,014	45,021	3.5%
Consumer loans	947,113	1,087,337	(140,224)	-12.9%
Other loans	320,738	287,755	32,983	11.5%
Loans	6,740,730	7,040,792	(300,062)	-4.3%
Less Allowance for Loan Losses	90,888	79,851	11,037	13.8%
Net Loans	$6,649,842	$6,960,941	$(311,099)	-4.5%

The loan composition by region at September 30, 2008 is reflected in the following table ($ in thousands).  The table reflects a diversified mix of loans by region.

	September 30, 2008
LOAN COMPOSITION BY REGION	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$1,062,319	$301,509	$431,005	$83,454	$246,351
Secured by 1-4 family residential properties	1,561,024	90,790	1,262,966	175,296	31,972
Secured by nonfarm, nonresidential properties	1,345,624	176,512	740,749	211,522	216,841
Other real estate secured	175,877	12,518	131,863	13,601	17,895
Commercial and industrial loans	1,328,035	18,305	947,576	65,748	296,406
Consumer loans	947,113	3,008	900,113	31,450	12,542
Other loans	320,738	14,833	280,201	17,244	8,460
Loans	$6,740,730	$617,475	$4,694,473	$598,315	$830,467

The allowance for loan losses totaled $90.9 million and $79.9 million at September 30, 2008 and December 31, 2007, respectively.  The allowance for loan losses is established through provisions for estimated loan losses charged against earnings.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans, as well as, probable loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” limit the amount of the loss allowance to the estimate of losses that have been incurred at the balance sheet reporting date.  Accordingly, the allowance is based upon past events and current economic conditions.

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

At September 30, 2008, the allowance for loan losses was $90.9 million, resulting in allowance coverage of nonperforming loans of 86.3%.  When impaired loans, which have been written down to net realizable value, are excluded from nonperforming loans, the revised allowance coverage of nonperforming loans is 145.2%.  Trustmark’s allocation of its allowance for loan losses represents 1.76% of commercial loans and 0.64% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.35% at September 30, 2008.

Nonperforming assets totaled $137.7 million at September 30, 2008, an increase of $64.2 million relative to December 31, 2007.  As seen in the table below, the change during the first nine months of 2008 was largely attributable to increases in nonaccrual loans and other real estate originating in Trustmark’s Florida market.  The third quarter increase primarily results from an increase in other real estate as well as an increase of $10.0 million in nonaccrual loans due to a single energy-related credit in Trustmark’s Houston, Texas market.  This exposure is well secured, appropriately reserved and no additional write-downs are anticipated.

The details of Trustmark’s nonperforming assets are shown in the accompanying table ($ in thousands):

NONPERFORMING ASSETS	September 30, 2008	December 31, 2007
Nonaccrual loans
Florida	$71,125	$43,787
Mississippi (1)	12,727	13,723
Tennessee (2)	4,012	4,431
Texas	17,418	3,232
Total nonaccrual loans	105,282	65,173
Other real estate
Florida	18,265	995
Mississippi (1)	6,062	1,123
Tennessee (2)	7,924	6,084
Texas	214	146
Total other real estate	32,465	8,348
Total nonperforming assets	$137,747	$73,521

LOANS PAST DUE OVER 90 DAYS
Loans	$3,622	$4,853
Loans HFS - guaranteed GNMA serviced loans	20,332	11,847
Total loans past due over 90 days	$23,954	$16,700

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As was reported previously, Trustmark conducted extensive reviews of the construction and land development portfolio of its Florida Panhandle market during the second quarter of 2008.  During the third quarter of 2008, Trustmark continued to devote significant resources to managing credit risks resulting from the slowdown in residential real estate.  As seen in the accompanying table, approximately $96.5 million in construction and land development loans have been classified and reserved for at appropriate levels, including $39.7 million of impaired loans that have been written down to net realizable value.  At September 30, 2008, Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.  Trustmark’s Mississippi, Tennessee and Texas loan portfolios continue to perform relatively well in the current economic environment.

FLORIDACREDIT QUALITY	Total Loans	Criticized Loans (1)	Classified Loans (2)	Nonaccrual Loans	Impaired Loans (3)
Construction and land development loans:
Lots	$82,472	$20,834	$16,222	$11,082	$5,396
Development	37,578	18,979	18,979	15,980	6,766
Unimproved land	111,548	63,831	35,213	18,314	16,637
1-4 family construction	29,265	8,818	8,818	6,590	4,368
Other construction	40,646	28,133	17,259	12,627	6,498
Construction and land development loans	301,509	140,595	96,491	64,593	39,665
Commercial, commercial real estate and consumer	315,966	31,723	20,791	6,532	289

Total Florida loans	$617,475	$172,318	$117,282	$71,125	$39,954

FLORIDACREDIT QUALITY (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Non-Impaired Loans
Construction and land development loans:
Lots	$77,076	$4,647	6.03%
Development	30,812	2,035	6.60%
Unimproved land	94,911	4,935	5.20%
1-4 family construction	24,897	906	3.64%
Other construction	34,148	2,319	6.79%
Construction and land development loans	261,844	14,842	5.67%
Commercial, commercial real estate and consumer	315,677	6,892	2.18%

Total Florida loans	$577,521	$21,734	3.76%

(1)
Criticized loans include all classified loans as defined in (2) below as well as other loans that exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.

(2)	Classified loans include those loans identified by management as exhibiting well defined credit weaknesses that may jeopardize repayment in full of the debt.
(3)
All nonaccrual loans over $1 million are individually assessed for impairment in accordance with SFAS No. 114.  Impaired loans have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values, normally from recently received and reviewed appraisals.  Appraised values are adjusted down for costs associated with asset disposal.  When a loan is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.

As seen in the table below, Trustmark’s net charges-offs totaled $10.2 million during the third quarter of 2008 and $48.7 million for the first nine months of the year.  The increase for the first nine months of 2008 can be attributed to work performed by Trustmark’s loan review teams during the second quarter   as well as a continued lack of residential real estate sales activity in Trustmark’s Florida Panhandle market. Management continues to monitor the impact of declining real estate values on borrowers and is proactively managing these situations.

	Quarter Ended		Nine Months Ended September 30,
NET CHARGE-OFFS	9/30/2008	9/30/2007	2008	2007
Florida	$3,779	$799	$35,531	$880
Mississippi (1)	4,515	2,312	10,303	4,738
Tennessee (2)	1,291	166	1,525	216
Texas	576	302	1,332	679
Total net charge-offs	$10,161	$3,579	$48,691	$6,513

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

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $14.8 million at September 30, 2008, an decrease of $3.2 million when compared with December 31, 2007.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Total deposits were $6.938 billion at September 30, 2008, compared with $6.869 billion at December 31, 2007, an increase of $68.4 million, or 1.0%.  When compared with June 30, 2008, deposit balances during the third quarter decreased by $186.0 million.  Declines in interest-bearing deposits during the third quarter were impacted by a larger than normal balance for matured CDs classified as noninterest-bearing deposits as well as Trustmark’s decision to maintain a strategy of disciplined deposit pricing in light of its strong liquidity position.

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

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account.  Short-term borrowings totaled $961.9 million at September 30, 2008, an increase of $26.7 million when compared with balances at December 31, 2007.  Other borrowings also included $70.1 million in junior subordinated debentures and $49.7 million in subordinated notes outstanding at September 30, 2008.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2008 and 2007, Trustmark had commitments to extend credit of $1.8 billion and $2.1 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At September 30, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $182.8 million and $171.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Based on the results of the simulation models using static balances at September 30, 2008, it is estimated that net interest income may decrease 2.8% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At June 30, 2008, the results of the simulation models using static balances indicated that net interest income would decrease 1.8% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at September 30, 2008, it is estimated net interest income would increase 0.6%; compared with remaining flat at June 30, 2008.  When compared with June 30, 2008, the various changes in net interest income at September 30, 2008 are considered minimal. These minor changes in forecasted net interest income in the various third quarter rate scenarios illustrate Management’s strategy to mitigate Trustmark’s exposure to changes in interest rates by maintaining a neutral position in its interest rate risk position.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2008 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that are not fully reflected in the shorter time period evaluated in the net interest income simulation. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements which is referred to as net portfolio value. As of September 30, 2008, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced a decline in net portfolio value of 6.5%, while an instantaneous 200 basis point decrease in interest rates produced an increase in net portfolio value of 0.5%.  In comparison, the models indicated a net portfolio value decrease of 5.9% as of June 30, 2008, had interest rates moved up instantaneously 200 basis points, and a decrease of 0.8%, had an instantaneous 200 basis points decrease in interest rates occurred.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $262.9 million at September 30, 2008, with a positive valuation adjustment of $111 thousand, compared to $211.3 million at December 31, 2007, with a negative valuation adjustment of $686 thousand.

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

New Accounting Standards
Other new pronouncements issued but not effective until after September 30, 2008, include the following:

On October 10, 2008, the FASB posted FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  For more information on the impact of FSP 157-3 on Trustmark, please see Note 11 – Fair Value.

On June 16, 2008, the FASB posted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP No. EITF 03-6-1 stipulates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management is currently evaluating the impact that FSP No. EITF 03-6-1 will have on Trustmark’s consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended September 30, 2008, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans
July 1, 2008 through
July 31, 2008	-	$-	-	1,370,581

August 1, 2008 through
August 31, 2008	-	$-	-	1,370,581

September 1, 2008 through
September 30, 2008	-	$-	-	1,370,581

Total	-		-

The repurchase program is subject to Management’s discretion and will continue to be implemented through open market purchases or privately negotiated transactions.

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-r	First Amendment to Trustmark Corporation Deferred Compensation Plan.
31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

	DATE: November 7, 2008		DATE: November 7, 2008