Form 10-K
period 2008-12-31
TRUSTMARK CORP
filed 2009-02-26
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐   No  ☒

Based on the closing sales price at June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $864 million.

As of January 31, 2009, there were issued and outstanding 57,324,737 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Trustmark’s 2009 Annual Meeting of Shareholders to be held May 12, 2009 are incorporated by reference to Parts III of the Form 10-K report

TRUSTMARK CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

The Corporation
Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through approximately 150 offices and 2,600 associates in the states of Florida, Mississippi, Tennessee and Texas.

Trustmark seeks to be a premier financial services company in its marketplace.  Trustmark provides a broad range of banking, wealth management, and insurance solutions, creating a diversified financial services company.  The Corporation desires to become the customer’s preferred choice for financial services in its markets.  Trustmark’s products and services are designed to strengthen customer relationships, enhance the organization’s competitive advantage, and provide additional cross-selling opportunities.  This broad range of financial services will strengthen the value of the Trustmark franchise as well as enhance and diversify its earnings stream.

Subsidiaries of Trustmark
Trustmark National Bank
Trustmark National Bank (TNB), initially chartered by the state of Mississippi in 1889, is headquartered in Jackson, Mississippi.  TNB represents over 98% of the assets and revenues of Trustmark.  Significant services offered by TNB include commercial banking, consumer banking, mortgage banking, wealth management and trust services, and risk management services.  TNB also provides investment and insurances services through the following wholly-owned subsidiaries:

Trustmark Investment Advisors, Inc. (TIA) is a registered investment adviser.  TIA provides customized investment management services for the clients of TNB and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.

The Bottrell Insurance Agency, Inc. (Bottrell), which is based in Jackson, is among the largest agencies in Mississippi.  Bottrell provides comprehensive insurance and risk management solutions to businesses and individuals.

TRMK Risk Management, Inc. (TRMI) engages in individual insurance product sales as a broker of life and long term care insurance.

Fisher-Brown, Incorporated (Fisher-Brown), a leading insurance agency in Northwest Florida, provides a comprehensive range of insurance products to businesses, families and individuals.

Somerville Bank & Trust Company
Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis MSA through five offices.

Capital Trusts
Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

Segment Information
For information on Trustmark’s Segments, please see Results of Segment Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 - Segment Information included in Item 8 - Financial Statements and Supplementary Data, which are located elsewhere in this report.

Competition
There is significant competition within the banking and financial services industry in Trustmark’s market areas.  Changes in regulation, technology and product delivery systems have resulted in an increasingly competitive environment.  Trustmark expects to face increasing competition from on-line banking and financial institutions seeking to attract customers by providing access to services and products that mirror those offered by traditional brick-and-mortar institutions.  Competition is based on a number of factors including interest rates charged on loans and paid on deposits; the ability to attract new deposits; the scope and type of banking and financial services offered; the hours during which business can be conducted; the location of branches and ATMs; the availability, ease of use and range of banking services offered on the Internet and the availability of related services such as investment management, fiduciary, brokerage and insurance services.

Trustmark and its subsidiaries compete with other local, regional and national providers of banking, investment and insurance products and services such as other bank holding companies, commercial and state banks, savings and loan associations, consumer finance companies, mortgage companies, insurance agencies, brokerage firms, mutual funds, credit unions and financial service operations of major retailers.  Trustmark competes in its markets by offering quality and innovative products and services at competitive prices.

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

In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking.  Trustmark is also subject to regulation by the State of Mississippi under its general business corporation laws. In addition to the impact of regulation, Trustmark and its subsidiaries may be affected by legislation which can change banking statutes in substantial and unexpected ways and by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations to financial institutions that apply to various requirements of the USA Patriot Act.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

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

The Federal Reserve Board and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations.  Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets.  For purposes of calculating these ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  Capital, at both the holding company and bank level, is classified in one of three tiers depending on type. Core capital (Tier 1) for both Trustmark and TNB includes total equity capital, with the impact of accumulated other comprehensive income  (loss) eliminated plus allowable trust preferred securities less goodwill, other identifiable intangible assets and disallowed servicing assets.  Supplementary capital (Tier 2) includes the allowance for loan losses, subject to certain limitations, as well as allowable subordinated debt.  Market risk capital (Tier 3) includes qualifying unsecured subordinated debt.  Total capital for both Trustmark and TNB is a combination of Tier 1 and Tier 2 capital.

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively.  At December 31, 2008, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 13.01% and 14.95% of its total risk-weighted assets, respectively.  At December 31, 2008, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 12.63% and 14.52% of its total risk-weighted assets, respectively.  Somerville is not discussed in this section, as it is not a significant subsidiary as defined by the SEC.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio.  For TNB to be considered well capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%.  At December 31, 2008, the leverage ratios for Trustmark and TNB were 10.42% and 10.13%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The Federal Deposit Insurance Act, as amended, (FDIA), identifies five capital categories for insured depository institutions.  These include well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  FDIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2008, the most recent notification from the OCC categorized TNB as well capitalized based on the ratios and guidelines described above.

The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (Basel II) and in December 2007, U.S. banking regulators published a final Basel II rule. The Basel II guidelines became operational in April 2008, but are mandatory only for banks with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting any time between April 1, 2008 and April 1, 2010 followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. The U.S. banking regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S.  Trustmark is not required to comply with Basel II at this time due to its asset size and lack of on-balance sheet foreign exposure.

Troubled Assets Relief Program - Capital Purchase Program
On November 21, 2008, Trustmark issued a total of 215,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (no par) liquidation preference $1,000 per share, (Senior Preferred) to the United States Department of the Treasury (Treasury) in a private placement transaction as part of the Troubled Assets Relief Program - Capital Purchase Program.  In the same transaction, Trustmark also issued to the Treasury a warrant to purchase 1.648 million shares of Trustmark’s common stock at an exercise price of $19.57 per share.

The Capital Purchase Program is part of the government’s voluntary initiative for financial institutions to support the economy.  Trustmark’s participation in this program resulted from an effort to position our institution for continued success in this challenging environment.  Trustmark intends to deploy this capital to support growth and expansion opportunities, reinforce our strong capital position and advance the Treasury’s efforts to facilitate additional lending in our markets.

Under the securities purchase agreement (SPA), Trustmark may not redeem the Senior Preferred prior to February 15, 2012, unless the Senior Preferred is redeemed with the proceeds of an offering of perpetual preferred stock or common stock that (1) qualifies as Tier 1 Capital for bank regulatory purposes and (2) results in gross proceeds to Trustmark of not less than $53.8 million.  Any redemption of the Senior Preferred will be at $1,000 per share plus any accrued and unpaid dividends and shall be subject to the approval of Trustmark’s primary federal banking regulator, the Board of Governors of the Federal Reserve System.

The American Recovery and Reinvestment Act of 2009 (2009 Stimulus Package) was signed into law on February 17, 2009, by President Obama.  The 2009 Stimulus Package imposes certain executive compensation and corporate expenditure limits on all current and future Troubled Assets Relief Program recipients, including Trustmark, until the institution has repaid the Treasury, which is now permitted under the 2009 Stimulus Package without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Due to Trustmark’s participation in the Treasury’s Capital Purchase Program, Trustmark must receive the consent of the Treasury in order to redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the SPA for the Senior Preferred (a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K), unless Trustmark has redeemed the Senior Preferred or the Treasury has transferred all of its shares of the Senior Preferred to a third party.

Another standard included in the Treasury’s Capital Purchase Program applies to dividends.   Prior to November 21, 2011, the consent of Treasury will be required for Trustmark to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.23 per share of common stock) unless Trustmark has redeemed the Senior Preferred stock or the Treasury has transferred all of its shares of the Senior Preferred to a third party. The SPA also contains restrictions and requirements with respect to executive compensation and corporate governance.  Furthermore, for so long as the Treasury holds Trustmark’s Senior Preferred stock, Trustmark is subject to the regulations and restrictions with respect to executive compensation and corporate governance established by Congress in the 2009 Stimulus Package which apply to institutions that received Capital Purchase Program funds, as well as the rules and regulations adopted by the Treasury and the Securities and Exchange Commission (SEC) thereunder.

Payment of Dividends and Other Restrictions
There are various legal and regulatory provisions which limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2009 approximately $44.5 million plus its net income for that year to pay as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company. As described above under the heading “Troubled Assets Relief Program,” Trustmark is subject to certain restrictions on payment of dividends on its common stock, other than regular, quarterly cash dividends of not more than $0.23 per share, for so long as the Treasury holds any of the Senior Preferred stock.

FDIC Insurance Assessments
The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF) and, accordingly, are subject to deposit insurance assessments to maintain the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (CAMELS). Beginning in 2007, the previous nine risk categories utilized in the risk matrix were condensed into four risk categories which continue to be distinguished by capital levels and supervisory ratings. For Risk Category 1 institutions (generally those institutions with less than $10 billion in assets) including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings. The minimum annualized assessment rate for Risk Category 1 institutions during 2008 was 5 basis points per $100 of deposits with the maximum rate being 7 basis points.  Quarterly assessment rates for institutions in Risk Category 1 may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

During 2008, Trustmark’s expenses related to deposit insurance premiums totaled $2.7 million as it completed its utilization of the one-time assessment credit of $5.6 million it received during 2007. In addition, TNB also paid $769 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds in which the FDIC serves as collection agent.  The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the FICO assessment was equal to 1.14 basis points per $100 of deposits.

During the fourth quarter of 2008, in response to deterioration in banking and economic conditions, the FDIC announced several changes designed to contribute to the economic stabilization. First, on October 3rd, President Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  This legislation provides that basic deposit insurance coverage will return to $100,000 after December 31, 2009, except for certain retirement accounts. On October 14th, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP) which was designed to strengthen confidence and encourage liquidity in the banking system.  The Debt Guarantee Program guarantees, with certain limitations, newly issued senior unsecured debt with a term greater than 30 days of eligible, participating entities. The Transaction Account Guarantee Program fully guarantees noninterest-bearing transaction accounts and NOW accounts with interest rates of 50 basis points or less.  Trustmark and its banking subsidiaries have opted to participate in both programs but will incur no additional assessment for the Debt Guarantee Program since it currently has no qualifying debt outstanding.  Participants in the Transaction Account Guarantee Program will incur a surcharge of $0.10 per $100 of covered deposits exceeding $250,000.

Additionally, during October the FDIC voted to adopt a restoration plan accompanied by a notice of proposed rulemaking that would increase the rates banks pay for deposit insurance, while at the same time making adjustments to the system that determines what rate a bank pays the FDIC.  Currently, banks pay anywhere from five basis points to 43 basis points per $100 of assessable deposits for deposit insurance.  Under the restoration plan, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009.  Beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.  Together, the proposed changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15% by the end of 2013.

Available Information
Trustmark’s internet address is www.trustmark.com.  Trustmark makes available through this address, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

Employees
At December 31, 2008, Trustmark employed 2,607 full-time equivalent employees. None of the Trustmark’s employees are represented by collective bargaining agreements. Trustmark believes its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 64
Trustmark Corporation
Chairman, President and Chief Executive Officer since April 2002
Trustmark National Bank
Chairman and Chief Executive Officer since April 2002

Gerard R. Host, 54
Trustmark Corporation
Interim Principal Financial Officer from November 2006 to January 2007
Trustmark National Bank
President and Chief Operating Officer since March 2008
President – General Banking from February 2004 to March 2008
President and Chief Operating Officer – Consumer Division from September 2002 to February 2004

Louis E. Greer, 54
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

T. Harris Collier III, 60
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 50
Trustmark National Bank
Executive Vice President and Corporate Banking Manager since September 2008
President – Central Region from February 2007 to September 2008
President – Wealth Management Division from August 2003 to February 2007

George C. Gunn, 57
Trustmark National Bank
Executive Vice President and Real Estate Banking Manager since September 2008
Executive Vice President and Corporate Banking Manager from February 2004 to September 2008
Executive Vice President and Commercial Banking Manager from September 1999 to February 2004

Glynn Ingram, 57
Trustmark National Bank
Executive Vice President and Chief Information Officer since September 2008
Senior Vice President and Chief Information Officer from December 2007 to September 2008
Chief Information Officer from December 2006 to December 2007
Saks Incorporated
Vice President – Telecommunications from July 2001 to December 2006

James M. Outlaw, Jr., 55
Trustmark National Bank
President and Chief Operating Officer – Texas since August 2006
Executive Vice President and Chief Information Officer from September 1999 to August 2006

W. Art Stevens, 44
Trustmark National Bank
President – Mississippi Region since September 2008
President – South Region from February 2005 to September 2008
Senior Vice President and Manager of Retail Administration from February 2003 to February 2005

Breck W. Tyler, 50
Trustmark National Bank
Executive Vice President and Mortgage Services Manager since June 2006
Senior Vice President and Mortgage Services Manager from September 1999 to June 2006

Rebecca N. Vaughn-Furlow, 64
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006
Senior Vice President and Human Resources Director from February 1999 to June 2006

Harry M. Walker, 58
Trustmark National Bank
President – Jackson Metro since February 2004
President and Chief Operating Officer – Commercial Division from September 2002 to February 2004

Chester A. (Buddy) Wood, Jr., 60
Trustmark National Bank
Executive Vice President and Chief Risk Officer from February 2007
Senior Vice President and Treasurer from January 2005 to February 2007
SouthTrust Corporation, Birmingham, Alabama
Fund Management Group EVP and Treasurer from December 2000 until December 2004

C. Scott Woods, 52
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

Trustmark is Subject to Interest Rate Risk
Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking since assets and liabilities reprice at different times and by different amounts as interest rates change.  The forward looking interest rate curves and markets are now anticipating the Federal Reserve will revert to a policy of tightening interest rates in the first quarter of 2009.  With net interest income being Trustmark’s largest revenue source, it is important to understand how Trustmark is subject to interest rate risk.

•
In general, for a given change in interest rates, the amount of the change in value up or down is larger for instruments with longer remaining maturities.  The shape of the yield curve may affect new loan yields and funding costs differently.

•
The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change.  For example, if long-term mortgage interest rates decline sharply, higher fixed-rate mortgages may prepay, or pay down, faster than anticipated, thus reducing future cash flows and interest income.

•
Repricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets reprice faster than liabilities, there will be an initial decline in earnings.  Moreover, if assets and liabilities reprice at the same time, they may not be by the same increment.  For instance, if the Federal funds rate increased 50 basis points, demand deposits may rise by 10 basis points, whereas prime based loans will instantly rise 50 basis points.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes in net interest income and net economic value resulting from the hypothetical increases and decreases in interest rates.  Therefore, Management monitors interest rate risk and adjusts Trustmark’s funding strategies to mitigate adverse effects of interest rate shifts on Trustmark’s balance sheet.

Trustmark has entered into derivative contracts to hedge Mortgage Servicing Rights (MSR) in order to offset changes in fair value resulting from rapidly changing interest rate environments.  In spite of Trustmark’s due diligence in regards to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective and the results of operations adversely impacted.  Risks associated with this strategy include the risk that counterparties in any such derivative and other hedging transactions may not perform; the risk that Trustmark’s hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve; the risk that these hedging strategies rely on Management’s assumptions and projections regarding these assets and general market factors and that assumptions may prove to be incorrect; the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds; the risk that the valuation of MSR based on certain circumstances and assumptions will not be realized due to differences in forecasted inputs within the model and the actual results and the risk that the models used to forecast hedge instruments may project expectations that differ from actual results.

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

Difficult Market Conditions Have Adversely Affected the Industry in which Trustmark Operates.
The capital and credit markets have been experiencing volatility and disruption for more than twelve months.  In recent months, the volatility and disruption has reached unprecedented levels.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Trustmark does not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Trustmark and others in the financial institution industry.  In particular, Trustmark may face the following risks in connection with these events:

•
Trustmark may expect to face increased regulation of its industry, including as a result of the Emergency Economic Stabilization Act of 2008 and of its issuance to the Treasury of its Senior Preferred Stock and warrants under the Capital Purchase Program.  Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

•
Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect Trustmark’s charge-offs and provision for loan losses.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
The current market disruptions make valuation even more difficult and subjective, and Trustmark’s ability to measure the fair value of Trustmark’s assets could be adversely affected.  If Trustmark determines that a significant portion of its assets have values that are significantly below their recorded carrying value, Trustmark could recognize a material charge to earnings in the quarter during which such determination was made, Trustmark’s capital ratios would be adversely affected and a rating agency might downgrade its credit rating or put Trustmark on credit watch.

Trustmark is Subject to Lending Risk which could also Impact the Adequacy of the Allowance for Loan Losses.
There are inherent risks associated with Trustmark’s lending activities.  The risks include, among other things, the impact of changes in the economic conditions in the markets where Trustmark operates as well as those across the United States.  If current trends in the housing and real estate markets continue, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different than those of Management.  As a result, Trustmark may elect to make further increases in its provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which could have a material adverse effect on Trustmark’s financial condition and results of operations.

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

Trustmark is Subject to Liquidity Risk.
Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit and borrowings from both the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB).  Should Trustmark experience a substantial deterioration in its financial condition or its debt ratings, or should the availability of funding become restricted due to disruption in the financial markets, Trustmark’s ability to obtain funding from these or other sources could be negatively affected.

Trustmark attempts to quantify such credit-event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels.  Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  To mitigate such risk, Trustmark maintains available lines of credit with the FRB and the FHLB that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.

Trustmark Operates in a Highly Competitive Industry and Market Area.
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

Trustmark is Subject to Extensive Government Regulation and Supervision.
Trustmark is subject to extensive state and federal laws and regulations governing the banking industry, in particular, and public companies, in general. The Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 both imposed new regulations and restrictions on institutions that, like Trustmark, are participating in the Troubled Assets Relief Program - Capital Purchase Program, and these regulations and restrictions may continue to evolve, and potentially expand, in the future.  Changes in those laws and regulations, the adoption by Congress or by federal agencies of new laws and regulations, and the degree of Trustmark’s compliance with those laws and regulations as judged by any of several regulators that oversee Trustmark, could have a significant effect on Trustmark’s financial condition and results of operations.

Trustmark’s Controls and Procedures May Fail or be Circumvented.
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

Potential Acquisitions May Disrupt Trustmark’s Business and Dilute Shareholder Value.
Trustmark seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things: potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; difficulty and expense of integrating the operations and personnel of the target company; potential disruption to Trustmark’s business; potential diversion of Trustmark’s Management’s time and attention; the possible loss of key employees and customers of the target company; difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company.   Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Trustmark’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark Continually Encounters Technological Change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Trustmark’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Trustmark’s operations. Many of Trustmark’s competitors have substantially greater resources to invest in technological improvements. Trustmark may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark is Subject to Claims and Litigation.
Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business.  Some of these lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.  Whether these claims are founded or unfounded, if such claims are not resolved in a manner favorable to Trustmark they may result in significant financial liability and/or adversely affect the market perception of Trustmark and its banking, wealth management and insurance products and services as well as negatively affect customer demand for these products and services.  Any financial liability or reputation damage could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark’s Stock Price Can be Volatile.
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

An Investment in Trustmark’s Securities is not an Insured Deposit.
Trustmark’s securities are not bank deposits and, therefore, are not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in Trustmark’s securities is inherently risky for the reasons described in this “Risk Factors” section and elsewhere herein and is subject to the same market forces that affect the market value of the securities of any company. As a result, if you acquire Trustmark’s securities, you could lose some or all of your investment.

Reduction in Trustmark’s Credit Rating Could Have a Negative Impact on Trustmark’s Funding Capabilities.
Trustmark’s long-term debt is currently rated investment grade by the major rating agencies. These rating agencies regularly evaluate Trustmark and their ratings of long-term debt are based on a number of factors, including financial strength as well as factors not entirely within Management’s control, including conditions affecting the financial services industry generally. In addition, rating agencies may employ different models and formulas to assess the financial strength of a rated company, and from time to time rating agencies have, in their discretion, altered these models. Changes to the models, general economic conditions, or other circumstances outside Management’s control could have a negative impact on a rating agency’s judgment of its rating and the rating it assigns to Trustmark.

In view of the difficulties experienced recently by many financial institutions, Trustmark believes that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. The outcome of such a review may have adverse ratings consequences which may affect the cost and other terms upon which Trustmark is able to obtain funding therefore increasing the cost of capital. Management cannot predict what actions rating agencies may take, or what actions may be required to be taken in response to the actions of rating agencies, which may adversely affect Trustmark’s financial condition and results of operations.

There Can be no Assurance that the American Recovery and Reinvestment Act of 2009 will prompt an Economic Recovery in the United States and that the Emergency Economic Stabilization Act of 2008 Will Help Stabilize the U.S. Financial System.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the current crisis in the financial sector.  The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (2009 Stimulus Package), which was designed to promote the recovery of the United States economy.  There can be no assurance that the 2009 Stimulus Package will succeed in achieving its goal of promoting an economic recovery in the United States.  The failure of the 2009 Stimulus Package to promote an economic recovery in the United States economy, and the failure of the EESA to help stabilize the financial markets and a continuation or worsening of the current recession and financial market conditions could materially and adversely affect Trustmark’s business, financial condition, results of operations, access to credit or the trading price of Trustmark’s common stock.

The Issuance of Securities to the United States Treasury May Limit Trustmark’s Ability to Return Capital to Shareholders and is Slightly Dilutive to the Holders of Trustmark’s Common Stock.
In connection with the sale of $215 million of Senior Preferred to Treasury, Trustmark also issued to Treasury a warrant to purchase approximately 1.648 million shares of its common stock. The terms of the transaction with Treasury will result in limitations on Trustmark’s ability to pay dividends and repurchase common shares. Until November 21, 2011 or until Treasury no longer holds any shares of the Senior Preferred, Trustmark will not be able to increase dividends above current levels ($0.23 per share of common stock on a quarterly basis) nor repurchase any shares without Treasury approval, with limited exceptions, most significantly purchases in connection with benefit plans. In addition, Trustmark will not be able to pay any dividends at all on common stock unless current on dividend payments on the Senior Preferred. These restrictions, as well as the slightly dilutive impact of the warrant, may have a negative effect on the market price of Trustmark’s common stock.

Unless Trustmark is able to redeem the Senior Preferred prior to February 15, 2014, the cost of this capital will increase substantially on that date, from 5.00% (approximately $10.8 million annually) to 9.00% (approximately $19.4 million annually). Depending on Trustmark’s financial condition at the time, this increase in dividends on the Senior Preferred could have a negative effect on  liquidity.

Trustmark May be Required to Pay Significantly Higher Federal Deposit Insurance Corporation (FDIC) Premiums in the Future.
Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to Trustmark by the FDIC to increase.

Based on existing regulations, the FDIC must establish and implement a restoration plan to restore the reserve ratio to 1.15 percent (based on a limit on FDIC coverage to $100,000 per account). Absent extraordinary circumstances, the reserve ratio must be restored to 1.15 percent within five years. As a result, the FDIC has adopted a restoration plan which will require an increase to the assessment rates it currently charges. Under the present proposed regulations, Trustmark’s assessment rate will increase from 5 to 7 basis points per $100 of deposits to approximately 10 to 14 basis points beginning in 2009. However, at the time of the issuance of the final rule the FDIC may need to set a higher base rate schedule based on information available at that time, including any intervening institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected could have an adverse impact on Trustmark’s results of operations.

Changes in Accounting Standards May Affect How Trustmark Reports its Financial Condition and Results of Operations.
Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  These changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition and results of operations.  In some cases, Trustmark could be required to apply a new or revised standard retroactively; resulting in a retrospective application to previously issued financial statements.

Natural Disasters, Acts of War or Terrorism Could Have a Significant Negative Impact on Trustmark’s Business.
Natural disasters, acts of war or terrorism and other external events could have a significant negative impact on Trustmark’s ability to conduct business.  Such events could affect the stability of Trustmark’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause Trustmark to incur additional expenses.  Natural disasters, acts of war or terrorism or other adverse external events may occur in the future.  Although Management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on Trustmark’s business, which in turn, could have a material adverse effect on Trustmark’s financial condition and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 212,000 square feet, or 80%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  Trustmark, through its two banking subsidiaries, also operates 140 full-service branches, 18 limited-service branches, one in-store branch and an ATM network which includes 130 ATMs at on-premise locations and 75 ATMs located at off-premise sites.  In addition, Trustmark’s Insurance Division utilizes six off-site locations while the Mortgage Banking Group has one additional off-site location.  Trustmark leases 111 of its 236 locations with the remainder being owned.

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

There were no matters submitted to Trustmark’s shareholders during the fourth quarter of 2008.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends
Trustmark’s common stock is listed on the NASDAQ National Market System and is traded under the symbol TRMK.  The table below represents, for each quarter of 2008 and 2007, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.
	2008		2007
Sales Price Per Share	High	Low	High	Low
First quarter	$25.72	$17.60	$33.69	$26.85
Second quarter	24.00	17.64	28.76	25.04
Third quarter	34.00	14.31	30.15	24.13
Fourth quarter	23.50	14.51	29.71	23.10

Dividends Per Share			2008	2007
First quarter			$0.23	$0.22
Second quarter			0.23	0.22
Third quarter			0.23	0.22
Fourth quarter			0.23	0.23
Total			$0.92	$0.89

At January 15, 2009, there were approximately 11,000 registered shareholders of Trustmark’s common stock.  Other information required by this item can be found in Note 16 - Shareholders’ Equity included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this document.

Stock-Based Compensation Plans
The table below contains aggregate summary information as of December 31, 2008, for the number of securities to be issued upon exercise of outstanding options and their weighted average exercise price related to Trustmark’s 2005 Stock Incentive Plan (the 2005 Plan) and 1997 Incentive Plan (the 1997 Plan).  Information related to securities remaining available for future issuance comes exclusively from the 2005 Plan as it replaced the 1997 Plan, and from which no additional grants will be made.  Additional information regarding stock-based compensation plans is presented in Note 14 – Stock and Incentive Compensation Plans included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding (a))
Approved by security holders	1,796,174	$25.57	5,519,825
Not approved by security holders	-	-	-
Total	1,796,174	$25.57	5,519,825

Stock Repurchase Plans
Trustmark has maintained several stock repurchase plans authorized by the Board of Directors. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Under the most recent plan, which was approved on October 18, 2005, Trustmark was authorized to repurchase up to 2.8 million shares of its common stock from time to time over a three-year period in the open market or through private transactions. Under the plan, the Corporation repurchased 1.4 million shares at a total cost of $38.9 million during 2007.  In October 2008, the plan expired with the remaining 1.4 million shares left unpurchased.  At the present time, Management is not expected to seek authorization from the Board of Directors to purchase additional shares as a result of the limitations placed on this activity by Trustmark’s involvement in the Troubled Assets Relief Program - Capital Purchase Program.

Stock Price Performance Graph
The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Hemscott Industry Group 413.  The Hemscott Industry Group 413 is an industry index published by Hemscott, Inc., and consists of 49 bank holding companies located in the Southeastern United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2003, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2003	2004	2005	2006	2007	2008
Trustmark	100	108.94	99.13	121.31	97.15	86.64
Hemscott Industry Group 413	100	114.98	116.43	137.18	93.76	55.37
NASDAQ	100	108.41	110.79	122.16	134.29	79.25

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2008 ($ in thousands except per share data).  The data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

Years Ended December 31,	2008	2007	2006	2005	2004
Consolidated Statements of Income
Total interest income	$483,279	$543,143	$482,746	$415,697	$364,355
Total interest expense	164,119	242,360	202,175	139,256	88,738
Net interest income	319,160	300,783	280,571	276,441	275,617
Provision for loan losses	76,412	23,784	(5,938)	19,541	(3,055)
Noninterest income	177,258	162,447	155,128	143,107	124,028
Noninterest expense	283,719	276,449	260,480	243,276	225,309
Income before income taxes	136,287	162,997	181,157	156,731	177,391
Income taxes	43,870	54,402	61,884	53,780	60,682
Net Income	92,417	108,595	119,273	102,951	116,709
Preferred stock dividend/discount accretion	1,353	-	-	-	-
Net Income Available to Common Shareholders	$91,064	$108,595	$119,273	$102,951	$116,709

Common Share Data
Basic earnings per share	$1.59	$1.88	$2.11	$1.82	$2.01
Diluted earnings per share	1.59	1.88	2.09	1.81	2.00
Cash dividends per share	0.92	0.89	0.85	0.81	0.77

Performance Ratios
Return on average common equity	9.62%	12.02%	14.89%	13.86%	16.11%
Return on average tangible common equity	14.88%	19.17%	20.78%	18.24%	19.80%
Return on average total equity	9.53%	12.02%	14.89%	13.86%	16.11%
Return on average assets	1.01%	1.23%	1.42%	1.25%	1.43%

December 31,
Consolidated Balance Sheets
Total assets	$9,790,909	$8,966,802	$8,840,970	$8,389,750	$8,052,957
Securities	1,802,470	717,441	1,050,515	1,295,784	1,655,621
Loans (including loans held for sale)	6,960,668	7,188,300	6,658,528	6,060,279	5,447,006
Deposits	6,823,870	6,869,272	6,976,164	6,282,814	5,450,093
Common shareholders' equity	973,340	919,636	891,335	741,463	750,396
Preferred shareholder equity	205,126	-	-	-	-

Capital Ratios
Total equity/total assets	12.04%	10.26%	10.08%	8.84%	9.32%
Common equity/total assets	9.94%	10.26%	10.08%	8.84%	9.32%
Tangible equity/tangible assets	9.11%	6.94%	6.67%	7.00%	7.37%
Tangible common equity/tangible assets	6.95%	6.94%	6.67%	7.00%	7.37%
Tier 1 leverage ratio	10.42%	7.86%	7.65%	7.19%	7.22%
Tier 1 risk-based capital ratio	13.01%	9.17%	9.60%	9.53%	10.39%
Total risk-based capital ratio	14.95%	10.93%	11.40%	10.78%	11.55%

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2008 and 2007 ($ in thousands except per share data).

2008	1Q	2Q	3Q	4Q
Interest income	$126,014	$120,441	$118,032	$118,792
Net interest income	74,749	77,618	79,396	87,397
Provision for loan losses	14,243	31,012	14,473	16,684
Noninterest income	48,516	48,466	41,950	38,326
Noninterest expense	69,826	69,614	72,734	71,545
Income before income taxes	39,196	25,458	34,139	37,494
Net income	26,179	17,552	23,354	25,332
Net income available to common shareholders	26,179	17,552	23,354	23,979
Earnings per common share
Basic	0.46	0.31	0.41	0.42
Diluted	0.46	0.31	0.41	0.42

2007
Interest income	$130,693	$134,469	$137,593	$140,388
Net interest income	71,942	73,832	75,086	79,923
Provision for loan losses	1,639	145	4,999	17,001
Noninterest income	38,151	40,470	41,569	42,257
Noninterest expense	69,406	68,833	68,488	69,722
Income before income taxes	39,048	45,324	43,168	35,457
Net income	25,857	29,828	29,081	23,829
Net income available to common shareholders	25,857	29,828	29,081	23,829
Earnings per share
Basic	0.44	0.52	0.51	0.42
Diluted	0.44	0.51	0.51	0.42

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. You should be aware that the occurrence of the events described under Item 1A. Risk Factors, could have an adverse effect on our business, results of operations and financial condition.  Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that effect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of Trustmark’s borrowers, changes in Trustmark’s ability to control expenses, changes in Trustmark’s compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business, natural disasters, acts of war or terrorism and other risks described in Trustmark’s filings with the Securities and Exchange Commission.

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

Trustmark’s allowance for probable loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues," as well as on other regulatory guidance.  The allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS No. 5, “Accounting for Contingencies,” based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) qualitative risk valuation allowances determined in accordance with SFAS No. 5 based on general economic conditions and other qualitative risk factors, both internal and external, to Trustmark.

The allowances established for probable losses on specific commercial loans are based on an ongoing analysis and evaluation of classified loans.  Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor's ability to repay; (ii) the underlying collateral, if any; (iii) guarantor’s ability to repay, if any, and (iv) the economic environment and industry in which the borrower operates.  Once a loan is classified, it is subject to review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria permitted under SFAS No. 114.  The amount of impairment, if any, becomes a specific allocated portion of the allowance for loan losses and segregated from any pool of loans.  Specific valuation allowances are determined by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower's industry, among other things.  If, after review, a specific valuation allowance is not assigned to the loan and the loan is not considered to be impaired, the loan remains with a pool of similar risk rated loans that is assigned a valuation allowance calculated based on Trustmark’s internal loan grading system.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and Trustmark’s internal commercial risk graded loans.  Trustmark calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool.  The historical loss ratios are periodically updated based on actual charge-off experience.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  Trustmark's pools of similar loans include consumer loans and 1-4 family residential mortgages.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the bank.  In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank's lending management and staff; (ii) the effectiveness of Trustmark's loan policies, procedures and internal controls; (iii) the changes in asset quality; (iv) the impact of rising interest rates on portfolio risk; (v) the accuracy of assigned risk ratings; (vi) national economic trends and conditions; (vii) consumer bankruptcy trends; (viii) the concentration of commercial and consumer credits; (ix) commercial real estate vacancy trends by region; (x) regional and local economic trends and conditions; (xi) collateral, financial and underwriting exception trends by region; (xii) the impact of recent acquisitions; and (xiii) the impact of significant natural disasters or catastrophes.

Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.  Each component is determined to have either a high, moderate or low degree of risk.  For the period analyzed, Management assesses whether the degree of risk for each component has increased, declined or remained neutral.  The results are then input into a "qualitative factor allocation matrix" to determine an appropriate qualitative risk allowance.  Should any of the factors considered by Management in evaluating the adequacy of the allowance for loan losses change, Trustmark's estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan losses.  For more information on Allowance for Loan Losses please see Notes 1 and 6 located in Item 8 – Financial Statements and Supplementary Data.

Mortgage Servicing Rights
Trustmark recognizes as assets the rights to service mortgage loans for others, known as mortgage servicing rights (MSR).  Prior to Trustmark’s adoption of SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140,” MSR were capitalized based on the relative fair value of the servicing right and the mortgage loan on the date the mortgage loan was sold.  As a result of Trustmark’s adoption of SFAS No. 156 during 2006, Trustmark carries MSR at fair value.  The fair value of MSR is determined using discounted cash flow techniques benchmarked against third-party valuations.  Estimates of fair value involve several assumptions, including key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates.  Prepayment rates are projected using an industry standard prepayment model.  The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value. Because the valuation is determined by using discounted cash flow models, the primary risk inherent in valuing the MSR is the impact of fluctuating interest rates on the estimated life of the servicing revenue stream.  The use of different estimates or assumptions could also produce different fair values.  Trustmark has reduced the impact of this interest rate volatility by utilizing a portfolio of derivative instruments such as interest rate futures contracts and exchange-traded option contracts to achieve a return that is intended to substantially offset the changes in the fair value of MSR attributable to interest rates.  For more information on mortgage servicing rights, please see Notes 1 and 8 located in Item 8 – Financial Statements and Supplementary Data.

Goodwill and Identifiable Intangible Assets
Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141, “Business Combinations.”  Goodwill totaling $291.1 million at December 31, 2008 is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Trustmark’s goodwill impairment testing for 2008, which was updated at year-end as a result of market disruption, indicated that  goodwill was not impaired.  As a result of the market disruption, the excess of the fair value over the carrying value narrowed in Trustmark's reporting units.  An extended period of market deterioration may impair goodwill in the future.

Trustmark’s identifiable intangible assets, which totaled $23.8 million at December 31, 2008, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount. The initial recording and subsequent impairment testing of goodwill and identifiable intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets.

The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Fair value may be determined using: market prices, comparison to similar assets, market multiples and other determinants. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends and specific industry or market sector conditions.

Other key judgments in accounting for intangibles include useful life and classification between goodwill and identifiable intangible assets which require amortization.  For more information on Goodwill and Identifiable Intangible Assets, please see Notes 1 and 9 located in Item 8 – Financial Statements and Supplementary Data.

Benefit Plans
Benefit plan assets, liabilities and pension costs are determined utilizing actuarially determined present value calculations.  The valuation of the benefit obligation and net periodic expense is considered critical, as it requires Management and its actuaries to make estimates regarding the amount and timing of expected cash outflows including assumptions about mortality, expected service periods, rate of compensation increases and the long-term return on plan assets.  Note 13 – Defined Benefit and Other Postretirement Benefits, which is included in Item 8 – Financial Statements and Supplementary Data, provides further discussion on the accounting for Trustmark’s benefit plans (pension and supplemental retirement plan) and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

Fair Value
On January 1, 2008, Trustmark adopted SFAS No. 157, “Fair Value Measurements,” which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.  See Note 17 – Fair Value included in Item 8 – Financial Statements and Supplementary Data for additional information about Trustmark’s fair value measurements.

Contingent Liabilities
Trustmark estimates contingent liabilities based on Management's evaluation of the probability of outcomes and their ability to estimate the range of exposure.  As stated by SFAS No. 5, a liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event.  Accounting standards require that a liability be recorded if Management determines that it is probable that a loss has occurred, and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, Management is required to make assumptions about matters that are, by their nature, highly uncertain. The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments.  Management's estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from Management's assessments.  Whenever practicable, Management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

FINANCIAL HIGHLIGHTS

Net income available for common shareholders totaled $91.1 million for the year ended December 31, 2008, compared with $108.6 million for 2007 and $119.3 million for 2006. For 2008, Trustmark’s basic earnings per common share were $1.59 compared with $1.88 for 2007 and $2.11 for 2006. Diluted earnings per common share were $1.59 for 2008 compared with $1.88 for 2007 and $2.09 for 2006.  At December 31, 2008, Trustmark reported gross loans, including loans held for sale, of $6.961 billion, total assets of $9.791 billion, total deposits of $6.824 billion and total shareholders’ equity of $1.178 billion.  Trustmark’s financial performance for 2008 resulted in a return on average tangible common shareholders’ equity of 14.88%, a return on common equity of 9.62% and a return on assets of 1.01%.  These compared with 2007 ratios of 19.17% for return on average tangible common shareholders’ equity, 12.02% for return on common equity and 1.23% for return on assets, while in 2006 the return on average tangible common shareholders’ equity was 20.78%, the return on common equity was 14.89% and the return on assets was 1.42%.

Net income for 2008 was impacted by several significant items which occurred during the period.  The predominant factor influencing net income during 2008 was Trustmark’s provision for loan losses which totaled $76.4 million during 2008, an increase of $52.6 million when compared with 2007. This increase is primarily attributable to credit deterioration in Trustmark’s Florida market where, after a decade of growth, the economy has declined as a result of the overbuilding of residential real estate.  Other factors influencing net income during 2008 included an increase of $18.4 million in net interest income, an increase of $14.8 million in noninterest income and an increase of $7.3 million in noninterest expenses.  The increase in noninterest income includes an after-tax gain of $3.3 million resulting from the sale of MasterCard shares as well as after-tax gain of $936 thousand resulting from the Visa initial public offering.  The impact of the MasterCard and Visa transactions increased net income by $4.2 million, or $0.07 per common share.  For further information regarding significant nonrecurring transactions, please see the accompanying table.

Earnings during 2007 included an accrual for expenses due to the Visa antitrust litigation and correction of an error for an under accrual of interest income for prior years related to loan fees.  Collectively, these two items increased net income in 2007 by $1.1 million, or $0.02 per common share.  In addition, during 2007 Trustmark also released allowance for loan losses and other reserves related to Hurricane Katrina totaling $1.0 million on a pretax basis which resulted in an increase in net income of $0.7 million, or $0.01 per common share.  This is compared with an increase to net income of $5.7 million, or $0.10 per common share, resulting from Katrina adjustments during 2006.

Significant Nonrecurring Transactions
Management is presenting adjustments to net income as reported in accordance with generally accepted accounting principles resulting from significant items occurring during the periods presented.  Management believes this information will help users compare Trustmark’s current results to those of prior periods as presented in the accompanying table ($ in thousands):

	Years Ended December 31,
	2008		2007		2006
	Amount	Basic EPS	Amount	Basic EPS	Amount	Basic EPS

Net Income available to common shareholders	$91,064	$1.589	$108,595	$1.882	$119,273	$2.106

Adjustments (net of taxes):
MasterCard Class A Common	(3,308)	(0.058)	-	-	-	-
Visa Litigation Contingency	(936)	(0.016)	494	0.009	-	-
Hurricane Katrina	-	-	(665)	(0.012)	(5,688)	(0.100)
Correction of Accounting Error	-	-	(1,623)	(0.028)	-	-
	(4,244)	(0.074)	(1,794)	(0.031)	(5,688)	(0.100)

Net Income adjusted for specific items (Non-GAAP)	$86,820	$1.515	$106,801	$1.851	$113,585	$2.006

MasterCard Class A Common
During the second quarter of 2008, MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert its shares and sold them through a liquidation program.  The conversion and sale resulted in an after-tax gain of $3.3 million.

Visa Litigation Contingency
In the first quarter of 2008, Trustmark recognized an after-tax gain of $936 thousand resulting from the Visa initial public offering.  This gain more than offsets an after-tax accrual of $494 thousand that Trustmark recorded in the fourth quarter of 2007 for the Visa litigation contingency relating to the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting Trustmark’s share as a Visa member).  At December 31, 2008, Trustmark had increased its contingent obligation for the Visa litigation to $1.0 million as a result of the settlement with Discover Financial Services.

Hurricane Katrina
In the third quarter of 2005, immediately following the aftermath of Hurricane Katrina, Trustmark estimated possible pre-tax losses resulting from this storm of $11.7 million.  Since 2005, Trustmark has continually reevaluated its estimates for probable losses resulting from Hurricane Katrina.  Accordingly, during 2006, Trustmark released allowance for loan losses and recovered mortgage related charges specifically associated with Hurricane Katrina accruals totaling $9.2 million, resulting in an increase to Trustmark’s net income of $5.7 million, or $0.10 per share.  During 2007, Trustmark reduced its allowance for loan losses by $0.6 million and other reserves by $0.4 million on a pretax basis resulting in an increase to Trustmark’s net income of $0.7 million, or $0.01 per share. At December 31, 2008, the allowance for loan losses included $319 thousand related to possible Hurricane Katrina losses.

Correction of Accounting Error
Trustmark’s consolidated financial statements for the fourth quarter of 2007 included a pre-tax benefit of $3.2 million for the correction of an error relating to the amortization of deferred loan fees, which is included in interest income on loans.  Of this amount, $2.6 million arose in prior periods, while $593 thousand was incurred over the first three quarters of 2007.  Trustmark’s Management as well as the Audit and Finance Committee of the Board of Directors have reviewed this accounting error utilizing SEC SAB Nos. 99 and 108 and believe the impact of this error was not material to 2007 or prior period consolidated financial statements.

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

Net interest income-FTE for 2008 increased $20.6 million, or 6.7%, when compared with 2007.  Trustmark expanded its net interest margin while in a falling rate environment during 2008.  This was accomplished through deposit pricing discipline afforded to Trustmark due to a strong liquidity position, the purchase of fixed rate securities throughout the year, and a dislocation in the spread between LIBOR and the Fed Funds rate that has since dissipated.  The combination of these factors resulted in a NIM of 4.01% during 2008, a 10 basis point increase when compared with 2007.

Average interest-earning assets for 2008 were $8.179 billion, compared with $7.878 billion for 2007, an increase of $301.1 million. The increase was primarily due to an increase in average total securities during 2008, which increased $185.1 million, or 20.4%, relative to 2007.  Also, average total loans increased $129.3 million in 2008 when compared to 2007.  However, due to a decrease in interest rates during 2008, the yield on loans decreased 110 basis points when compared to 2007.  Recent securities purchases have provided higher yields when compared to previous periods partially due to a slightly longer duration of the securities portfolio.  During 2008, the overall yield on securities increased by 35 basis points when compared to 2007.  This improvement has helped to offset decreasing loan yields seen during the periods discussed above.  The combination of these factors resulted in a decline in interest income-FTE of $57.6 million, or 10.5%, when 2008 is compared with 2007.  The impact of these factors is also illustrated by the yield on total earning assets decreasing from 6.98% in 2007 to 6.02% in 2008, a decrease of 96 basis points.

Average interest-bearing liabilities for 2008 totaled $6.614 billion compared with $6.357 billion for 2007, an increase of $257.4 million, or 4.0%.  However, the mix of these liabilities has changed when these two years are compared.  Management’s strategy of disciplined deposit pricing resulted in a modest 1.3% increase in interest-bearing deposits during 2008 while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by 22.4%. The impact of the change in liability mix, as well as lower interest rates, resulted in a 133 basis point decrease in the overall yield on liabilities when 2008 is compared with 2007.  As a result of these factors, total interest expense for 2008 decreased $78.2 million, or 32.3%, when compared with 2007.

Net interest income-FTE for 2007 increased $17.1 million, or 5.9%, when compared with 2006.  Trustmark has achieved a richer mix of earning assets when compared to the previous year with growth in higher yielding loans being funded primarily by the maturities and calls of lower yielding investment securities.  In addition, the growth in core deposits helped reduce Trustmark’s dependence on higher costing wholesale funding products and provided valuable liquidity for funding earning assets when 2007 is compared with 2006. The combination of these factors resulted in a seven basis point increase in NIM to 3.91%, when 2007 is compared with 2006. During 2007, Trustmark corrected an accounting error that arose in prior periods in its consolidated statements of income resulting in a pretax benefit of $2.6 million. This error correction has been excluded from the accompanying Yield/Rate Analysis table in interest on loans for 2007.  Including this error correction in 2007, Trustmark’s yield on loans and earning assets was 7.35% and 7.02%, respectively, while the net interest margin was 3.94%.   For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for 2007 were $7.878 billion, compared with $7.560 billion for 2006, an increase of $317.3 million. More importantly, the mix of average earning assets changed dramatically when comparing 2007 to 2006.  During 2007, average total loans increased $596.2 million, or 9.5%, and average investment securities decreased $292.2 million, or 24.4%, compared to 2006.  During 2007, Management’s strategy was to reposition, in an orderly manner, the investment securities portfolio to a size and nature that supports the primary objectives of neutralizing earnings volatility from the effect of interest rate cycles while providing liquidity to fund higher yielding loans or reduce Trustmark’s overall need for wholesale funding.  This change in product mix resulted in an increase in interest income-FTE of $57.3 million, or 11.6%, when 2007 is compared with 2006.  This impact is illustrated by the yield on total earning assets increasing from 6.52% for 2006 to 6.98% for 2007, an increase of 46 basis points.

Average interest-bearing liabilities for 2007 totaled $6.357 billion compared with $6.072 billion for 2006, an increase of $284.3 million, or 4.7%.  During 2007, a major change in the mix of interest-bearing liabilities was also experienced.  This change is illustrated by an increase in average interest-bearing deposits of $471.6 million, or 9.3%, compared with a decrease of $278.6 million from wholesale funding sources such as federal funds purchased, securities sold under repurchase agreements and FHLB advances. In addition, growth in Trustmark’s average noninterest-bearing deposits of $38.0 million provided liquidity while helping to replace higher-cost wholesale funding products.  During 2007, Management made a concerted effort to promote funding from growth in core deposits, rather than other higher-cost funding sources, in order to improve the net interest margin and, ultimately, profitability. Growth in interest-bearing liabilities, coupled with an increase in the yield on these liabilities (48 basis points), resulted in an increase in total interest expense for 2007 of $40.2 million, or 19.9%, when compared with 2006.

Yield/Rate Analysis Table
($ in thousands)

	Years Ended December 31,
	2008			2007			2006

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$23,422	$502	2.14%	$40,850	$2,147	5.26%	$26,004	$1,327	5.10%
Securities available for sale:
Taxable	794,443	37,257	4.69%	573,940	22,367	3.90%	846,718	31,565	3.73%
Nontaxable	38,188	2,218	5.81%	50,763	3,539	6.97%	57,720	4,028	6.98%
Securities held to maturity:
Taxable	182,373	8,904	4.88%	195,468	9,417	4.82%	200,501	10,010	4.99%
Nontaxable	76,304	5,648	7.40%	86,030	6,404	7.44%	93,439	7,007	7.50%
Loans (including loans held for sale)	7,022,747	436,064	6.21%	6,893,402	504,043	7.31%	6,297,161	436,587	6.93%
Other earning assets	41,251	1,822	4.42%	37,133	2,116	5.70%	38,770	2,230	5.75%
Total interest-earning assets	8,178,728	492,415	6.02%	7,877,586	550,033	6.98%	7,560,313	492,754	6.52%
Cash and due from banks	245,748			287,113			327,320
Other assets	792,835			753,503			614,779
Allowance for loan losses	(86,124)			(72,365)			(74,924)
Total Assets	$9,131,187			$8,845,837			$8,427,488

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,215,668	20,742	1.71%	$1,186,683	39,217	3.30%	$1,003,649	26,875	2.68%
Savings deposits	1,776,397	23,032	1.30%	1,708,378	38,977	2.28%	1,677,921	31,037	1.85%
Time deposits	2,598,472	96,148	3.70%	2,625,327	122,181	4.65%	2,367,263	95,928	4.05%
Federal funds purchased and securities sold under repurchase agreements	626,767	10,393	1.66%	447,438	20,224	4.52%	471,386	20,228	4.29%
Short-term borrowings	276,974	7,032	2.54%	269,102	13,723	5.10%	520,942	25,965	4.98%
Long-term FHLB advances	-	-	-	-	-	-	2,825	104	3.68%
Subordinated notes	49,724	2,894	5.82%	49,692	2,894	5.82%	2,586	138	5.34%
Junior subordinated debt securities	70,104	3,878	5.53%	70,104	5,144	7.34%	25,895	1,900	7.34%
Total interest-bearing liabilities	6,614,106	164,119	2.48%	6,356,724	242,360	3.81%	6,072,467	202,175	3.33%
Noninterest-bearing demand deposits	1,412,312			1,455,494			1,417,470
Other liabilities	134,708			130,244			136,674
Shareholders' equity	970,061			903,375			800,877
Total Liabilities and Shareholders' Equity	$9,131,187			$8,845,837			$8,427,488

Net Interest Margin		328,296	4.01%		307,673	3.91%		290,579	3.84%

Correction of accounting error		-			2,628			-
Less tax equivalent adjustments:
Investments		2,753			3,480			3,862
Loans		6,383			6,038			6,146
Net Interest Margin per Income Statements		$319,160			$300,783			$280,571

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis):

Volume/Rate Analysis Table	2008 Compared to 2007			2007 Compared to 2006
($ in thousands)	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(688)	$(957)	$(1,645)	$777	$43	$820
Securities available for sale:
Taxable	9,750	5,140	14,890	(10,580)	1,382	(9,198)
Nontaxable	(790)	(531)	(1,321)	(483)	(6)	(489)
Securities held to maturity:
Taxable	(630)	117	(513)	(251)	(342)	(593)
Nontaxable	(722)	(34)	(756)	(548)	(55)	(603)
Loans, net of unearned income	9,277	(77,256)	(67,979)	42,718	24,738	67,456
Other earning assets	217	(511)	(294)	(95)	(19)	(114)
Total interest-earning assets	16,414	(74,032)	(57,618)	31,538	25,741	57,279

Interest paid on:
Interest-bearing demand deposits	930	(19,405)	(18,475)	5,440	6,902	12,342
Savings deposits	1,487	(17,432)	(15,945)	575	7,365	7,940
Time deposits	(1,242)	(24,791)	(26,033)	11,129	15,124	26,253
Federal funds purchased and securities sold under repurchase agreements	6,113	(15,944)	(9,831)	(1,057)	1,053	(4)
Short-term borrowings	390	(7,081)	(6,691)	(12,852)	610	(12,242)
Long-term FHLB advances	-	-	-	(104)	-	(104)
Subordinated notes	-	-	-	2,536	220	2,756
Junior subordinated debt securities	763	(2,029)	(1,266)	3,244	-	3,244
Total interest-bearing liabilities	8,441	(86,682)	(78,241)	8,911	31,274	40,185
Change in net interest income on a tax equivalent basis	$7,973	$12,650	$20,623	$22,627	$(5,533)	$17,094

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

Provision for Loan Losses
The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for 2008 totaled $76.4 million, or 1.09% of average loans, compared with $23.8 million in 2007 and a benefit of $5.9 million in 2006.

Provision for Loan Losses
($ in thousands)	Years Ended December 31,
	2008	2007	2006
Florida	$43,360	$16,463	$(501)
Mississippi (1)	20,706	3,488	1,194
Tennessee (2)	4,707	1,837	(965)
Texas	7,639	1,996	(5,666)
Total provision for loan losses	$76,412	$23,784	$(5,938)

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

The increase in the provision for loan losses for 2008 is primarily attributed to continued credit deterioration in the construction and land development portfolio for Trustmark’s Florida Panhandle market.  The provision was also impacted by commercial credit net risk-rate downgrades and increased indirect automobile financing charge-offs in the Mississippi market.  Nonaccrual loans in the Florida market totaled $75.1 million in 2008 compared to $43.8 million in 2007, an increase of $31.3 million.  Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in residential real estate.  Trustmark’s Management believes that the Florida construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.  In Trustmark’s Mississippi market, the provision for loan losses for 2008 totaled $20.7 million compared with $3.5 million for 2007 and $1.2 million for 2006.  Net charge-offs totaled $61.3 million in 2008, $16.0 million in 2007, and $4.0 million in 2006.  Net charge-offs related to Katrina in all periods presented were not material.  Net charge-offs represented 0.87% of average loans for 2008, compared with 0.23% in 2007 and 0.06% in 2006.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses, which includes the table of nonperforming assets.

Noninterest Income
Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Total noninterest income before securities gains, net for 2008 increased $14.4 million, or 8.9%, compared to 2007, while total noninterest income before securities gains, net for 2007 increased $9.1 million, or 6.0%, compared to 2006.  The increase in 2008 was primarily a result of a $14.5 million increase in net revenues from mortgage banking, net.  The comparative components of noninterest income for the years ended December 31, 2008, 2007 and 2006, are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges on deposit accounts, which decreased $462 thousand, or 0.9%, during 2008, compared to an increase of $1.0 million, or 1.8%, during 2007.  Service charges on deposit accounts include service charges and NSF fees.  Service charges increased by $343 thousand in 2008 compared to a decrease of $1.2 million in 2007.  The increase in service charges during 2008 is primarily attributable to decreases in earnings credits earned by commercial customers, while the decline in 2007 was due to the migration of accounts without fees.  The earnings credit rate is the value given to deposits maintained by commercial customers.  Because interest rates have trended downward during the last two years, these deposit balances have become less valuable and are yielding a lower earnings credit rate relative to 2007.  As a result, customers must pay for their services through fees rather than with earnings credits applied to their deposit balances.  NSF fees decreased by $805 thousand during 2008 compared to a $2.1 million increase during 2007.  Compared to 2007, NSF revenues declined in 2008 due to a reduced number of NSF opportunities which resulted from the current economic environment.   Revenues from service charges during both 2008 and 2007 were negatively impacted by the increased usage of accounts that do not charge a monthly fee and increased usage of electronic transactions.

Noninterest Income
($ in thousands)
	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$53,717	-0.9%	$54,179	1.8%	$53,212	4.3%
Insurance commissions	32,440	-8.1%	35,286	4.2%	33,871	2.6%
Wealth management	27,600	7.2%	25,755	11.1%	23,183	7.4%
General banking-other	23,230	-6.6%	24,876	8.8%	22,867	9.8%
Mortgage banking, net	26,480	n/m	12,024	19.9%	10,030	71.6%
Other, net	13,286	30.1%	10,215	1.7%	10,043	-30.6%
Total Noninterest Income before securities gains, net	176,753	8.9%	162,335	6.0%	153,206	4.4%
Securities gains, net	505	n/m	112	n/m	1,922	n/m
Total Noninterest Income	$177,258	9.1%	$162,447	4.7%	$155,128	8.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Insurance commissions were $32.4 million during 2008, compared with $35.3 million in 2007 and $33.9 million in 2006.  The decline in insurance commissions experienced during 2008 is primarily attributable to Fisher-Brown, Trustmark’s wholly-owned insurance subsidiary located in the Florida Panhandle, which has been impacted by a decline in revenues resulting from a decrease in premium rates charged by its insurance carriers.  The growth of $1.4 million, or 4.2%, during 2007 results primarily from increased premium rates caused by Katrina as well as new relationships.

Wealth management income totaled $27.6 million for 2008, compared with $25.8 million in 2007 and $23.2 million in 2006.  Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during 2008 and 2007 is largely attributed to an increase in trust and investment management fee income resulting from new account growth.  In addition, revenues from brokerage services have increased due to solid and improved production from Trustmark’s team of investment representatives.  At December 31, 2008 and 2007, Trustmark held assets under management and administration of $6.8 billion and $7.3 billion, respectively, and brokerage assets of $1.1 billion and $1.3 billion, respectively.

General banking-other totaled $23.2 million during 2008, compared with $24.9 million in 2007 and $22.9 million in 2006. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  General banking fees and commissions decreased by $1.6 million in 2008 as a result of a decline in fees earned on an interest rate driven product.  The major component of bankcard fees involves interchange income earned on electronic transactions related to debit cards and ATMs.  In 2008, card fees decreased by $76 thousand compared to an increase of $500 thousand in 2007.  The reduction in card fees can be attributed primarily to a decrease in debit card vendor rebates of $316 thousand, which was partially offset by an increase in interchange income of $255 thousand.

Net revenues from mortgage banking were $26.5 million during 2008, compared with $12.0 million in 2007 and $10.0 million in 2006.  Net mortgage banking income increased $14.5 million during 2008 compared to an increase of $2.0 million during 2007.

As shown in the accompanying table, net mortgage servicing income increased to $15.7 million for 2008, compared to $14.2 million in 2007 and $13.2 million in 2006.  This increase coincides with growth in the balance of the mortgage servicing portfolio as well as an increase in mortgage production.  Loans serviced for others totaled $5.0 billion at December 31, 2008, compared with $4.6 billion at December 31, 2007, and $4.1 billion at December 31, 2006.  Trustmark’s highly regarded mortgage banking reputation has enabled it to take advantage of competitive disruptions and expand market share.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$15,741	11.0%	$14,184	7.1%	$13,248	6.7%
Change in fair value-MSR from market changes	(34,838)	n/m	(9,460)	n/m	3,122	n/m
Change in fair value of derivatives	45,986	n/m	10,644	n/m	(2,298)	n/m
Change in fair value-MSR from runoff	(8,987)	3.8%	(9,343)	5.2%	(9,858)	n/m
Gain on sales of loans	5,968	5.5%	5,659	2.8%	5,505	n/m
Other, net	2,610	n/m	340	9.3%	311	-51.3%
Mortgage banking, net	$26,480	n/m	$12,024	19.9%	$10,030	71.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Trustmark utilizes derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of the derivative instrument are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes.  The impact of this strategy resulted in a net positive ineffectiveness of $11.1 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively.  The accompanying table shows that the MSR value has declined $34.8 million for the year ended December 31, 2008 compared to the $9.5 million decline in the previous year.  The change in 2008 is due primarily to higher prepayment expectations in the servicing portfolio caused by a significant decline in mortgage rates.  More than offsetting the MSR value decline is the $46.0 million increase in the value of derivative instruments which is primarily caused by declining Treasury rates.  For the year ended December 31, 2007, the value of derivative instruments increased $10.6 million which contributed to the net positive ineffectiveness.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $6.0 million in 2008 compared with $5.7 million in 2007 and $5.5 million in 2006.  During both 2008 and 2007, growth in the gain on sales of loans coincides with an increase in loan sales from secondary marketing activities of approximately $128.3 million during 2008 and $64.0 million during 2007.

Other income, net for 2008 was $13.3 million, compared with $10.2 million in 2007 and $10.0 million in 2006.  During the first quarter of 2008, Trustmark achieved a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million in insurance benefits resulting from insurance policies used to cover participants in Trustmark’s supplemental retirement plan.  Another portion of the increase shown during 2008 occurred during the second quarter and is related to Trustmark’s conversion and sale of MasterCard Class A common stock.  During the second quarter of 2008, MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert these shares and sold them through a liquidation program achieving a gain of $5.4 million.  These transactions are offset by decreases of $1.1 million in the gain on sale of student loans, $1.8 million in income earned from Trustmark’s investment in various limited partnerships and $1.7 million in revenues earned on a product driven by interest rates.

Securities gains totaled $505 thousand during 2008 compared with $112 thousand during 2007. The securities gains for 2008 came primarily from an effort to reduce Trustmark’s holding of corporate bonds.

Noninterest Expense
Trustmark’s noninterest expense for 2008 increased $7.3 million, or 2.6%, compared to 2007, while noninterest expense for 2007 increased $16.0 million, or 6.1%, compared to 2006.  During 2008, FDIC deposit insurance increased $2.6 million compared to 2007 as Trustmark completed its utilization of credits provided by the FDIC during 2007 in connection with a new deposit assessment system.  Also, during 2008, loan and foreclosure expenses increased $3.5 million compared to 2007.  Excluding the increased FDIC insurance, loan expense and foreclosure expense, noninterest expense during 2008 increased $1.2 million compared to 2007.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Management remains committed to identifying additional reengineering and efficiency opportunities designed to enhance shareholder value.  The comparative components of noninterest expense for 2008, 2007 and 2006 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	2008		2007		2006
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$171,137	0.2%	$170,722	6.9%	$159,690	6.6%
Services and fees	38,379	3.0%	37,259	1.6%	36,659	7.8%
Net occupancy-premises	19,508	5.4%	18,517	8.2%	17,120	12.0%
Equipment expense	16,632	3.7%	16,039	7.7%	14,899	-1.9%
Other expense	38,063	12.2%	33,912	5.6%	32,112	10.7%
Total Noninterest Expense	$283,719	2.6%	$276,449	6.1%	$260,480	7.1%

Salaries and employee benefits, the largest category of noninterest expense, were $171.1 million in 2008, $170.7 million in 2007 and $159.7 million in 2006.  During 2008, salary expense remained relatively flat when compared with the same time period in 2007 and was positively impacted by Trustmark’s ongoing human capital management initiatives which resulted in a decrease of 5 FTE employees at December 31, 2008 compared to December 31, 2007.  Employee benefits expense for 2008 increased by approximately $305 thousand when compared to 2007 and is primarily attributed to increased costs for employee insurance programs and stock-based compensation plans.  Included in the 2007 increase of $11.0 million are approximately $8.0 million in salaries and benefits resulting from the Republic business combination.  Adjusted for Republic, salaries and benefits increased $3.0 million, or 1.9%, which reflects general merit increases, the higher cost of performance-based incentive costs and additional costs associated with Trustmark’s medical insurance plan.

Services and fees for 2008 increased $1.1 million, or 3.0%, when compared with 2007, while an increase of $0.6 million, or 1.6%, occurred when 2007 is compared with 2006.  The 2008 growth in services and fees expenses is primarily the result of the Trustmark’s investment in a debit card rewards program implemented during 2008.  The ability of Management to control the growth of services and fees benefited from the continued deployment of remote capture implementation across Trustmark’s four-state banking franchise during 2008.  As a result, courier costs for both 2007 and 2008 were reduced as air transportation was eliminated from the check clearing process.  Also during 2007, Trustmark completed technology upgrades which have allowed for the exchange of fully imaged cash letters with the Federal Reserve and other upstream correspondent banks, thus reducing overall check clearing costs for both 2007 and 2008 while improving funds availability.  These cost savings were offset by additional expenses associated with the initial implementation of technology enhancements as a result of Trustmark’s initiative to proactively manage noninterest expense.

The combined growth in net occupancy-premises expense and equipment expense for 2008 was $1.6 million, or 4.6%, compared with an increase of $2.5 million, or 7.9%, in 2007.  Growth in these expense categories can be attributed to Trustmark’s continued investment in expanding its market base as well as the initial implementation of technology enhancements.  This can be seen by the opening of six new banking centers during 2008 and five new banking centers during 2007.  These new banking centers are the primary reason for the increase seen in both years, which resulted primarily from growth in rental expense, advalorem and personal property taxes, depreciation and data processing expenses.

During 2008, other expenses increased $4.2 million, or 12.2%, while in 2007, other expenses increased $1.8 million, or 5.6%. As mentioned above, the growth in other expenses was the result of increases in FDIC insurance and real estate foreclosure expenses, which increased $6.1 million when compared to 2007.  The growth in other expenses during 2007 can be attributed to an accrual for expenses due to the Visa antitrust litigation as well as additional intangible amortization related to the Republic business combination and increased operational expenses resulting from the growth in Trustmark’s loan portfolio.

Segment Information
Results of Segment Operations
Trustmark’s operations are managed along three operating segments: General Banking Division, Insurance Division and the Wealth Management Division.  The Administration segment incorporates Trustmark’s treasury function with various non-allocated corporate operation business units.  A description of each segment and the methodologies used to measure financial performance is described in Note 19 – Segment Information located in Item 8 – Financial Statements and Supplementary Data.  Consolidated net income for 2008, 2007 and 2006 includes the impact of Katrina. Net income (loss) by operating segment is presented below ($ in thousands):

	2008	2007	2006
General Banking	$55,724	$104,092	$115,847
Insurance	5,377	6,908	6,663
Wealth Management	7,569	6,850	5,648
Administration	23,747	(9,255)	(8,885)
Consolidated Net Income	$92,417	$108,595	$119,273

General Banking
The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through over 150 offices in Florida, Mississippi, Tennessee and Texas.

Net income for the General Banking Division decreased by $48.4 million during 2008, or 46.5%, compared with 2007.  The 2008 decrease primarily resulted from an increase in the provision for loan losses of $52.7 million.  Along with the increase in the provision expense, net interest income decreased $22.5 million, noninterest expense increased $9.0 million and noninterest income increased $10.3 million.  The increase in the provision for loan losses is primarily attributed to increases in Trustmark’s Florida and Mississippi markets of $26.9 million and $17.2 million, respectively.  The increase in the Florida provision for loan losses is a result of growth in nonperforming loans resulting from a weakening of homebuilder credit quality in that market. Mississippi’s increase in provision for loan losses is due to growth in net charge-offs, criticized and classified loans, as well as an increase in the consumer reserve factor.  Net interest income declined in 2008 by $22.5 million, or 8.1%, due to a $149.3 million decrease in interest income offset with a $126.8 million decrease in interest expense.  Noninterest income grew by $10.3 million, or 10.2%, in 2008 and is the result of an increase in revenues earned from mortgage banking.  The growth in noninterest expense in 2008 totaled $9.0 million, or 4.6%, and resulted from increases in FDIC insurance, real estate foreclosures, loan expenses and outside services.  FDIC insurance increased $2.6 million in 2008 as Trustmark completed its utilization of credits provided by the FDIC during 2007.  In 2008, Trustmark implemented a debit rewards incentive program with a cost of $1.4 million in services and fees.

During 2007, net income for the General Banking Division decreased by $11.8 million, or 10.1%, compared with 2006, primarily resulting from an increase in the provision for loan losses of $19.7 million and an increase in noninterest expense of $10.8 million offset by increases in net interest income and noninterest income of $6.2 million and $6.3 million, respectively.  As in 2008, the provision for loan losses in the General Banking Division was impacted by an increase in nonperforming loans in Trustmark’s Florida Panhandle market.  The growth in noninterest expense in 2007 totaled $10.8 million, or 5.8%, and resulted from branch expansion and increases in general expenses including salaries and benefits.  Adjusted for the Republic business combination, the increase in noninterest expenses for 2007 would have been $2.6 million, or 1.5%.  Noninterest income grew by $6.3 million, or 6.6%, in 2007 and is primarily attributable to an increase in NSF fees, credit card settlement and interchange fees and revenues earned from mortgage banking.

Insurance
Trustmark’s Insurance Division includes two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.

Net income decreased $1.5 million, or 22.2%, in 2008, compared to an increase of $245 thousand, or 3.7%, in 2007.  In 2008, noninterest income decreased $3.0 million or 8.5%.  The decline in 2008 is due to pressure on premiums caused by softening rates.  The growth for 2007 is related to increased premium rates caused by Katrina, as well as new relationships.

Wealth Management
The Wealth Management Division has been strategically organized to serve Trustmark's customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group along with the Trust group are the primary service providers in this segment.  Two wholly-owned subsidiaries of TNB are included in Wealth Management.  TIA is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  TRMI acts as an agent to provide life, long-term care and disability insurance services for wealth management clients.

Net income growth within the Wealth Management Division for 2008 was $719 thousand, or 10.5%, compared to $1.2 million, or 21.3%, in 2007.  Wealth management revenues are primarily fee generated.  In 2008 and 2007, total noninterest income grew by $2.1 million, or 8.1%, and $2.7 million, or 11.6%, respectively.  Noninterest expenses increased in 2008 by $1.1 million, or 5.5%, compared to $960 thousand, or 5.1% in 2007.  The growth in noninterest expense is due primarily to increases in salaries and benefits related to commissions and incentives that are based on revenue performance.

Administration
Trustmark’s Administration Division includes all other activities that are not directly attributable to one of the major lines of business.  The Administration Division consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Business units include Treasury Administration, Controller’s Division, Strategic Sourcing, Sponsorships/Donations, Employee Relations, Employee Benefits, HR Information Systems, Compensation, Payroll and Non-Allocated Administration.  Included in the Non-Allocated Administration unit are expenses related to mergers, hurricane relief, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  These business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated. Trustmark is evaluating and considering a reduction in its reporting segments from four to three by combining Administration into General Banking.  This revision is being considered because the revenues and expenses reflected in Administration are directly related to General Banking.  This change is expected to be implemented during the first quarter of 2009.

Net income for the Administration Division totaled $23.7 million in 2008, while net losses in 2007 and 2006 totaled $9.3 million and $8.9 million, respectively. The growth in 2008 is due primarily to a $40.6 million increase in net interest income resulting from an $89.5 million increase in interest income primarily resulting from growth in the securities portfolio offset with a $48.9 million increase in interest expense.  This growth in 2008 is a result of a steeper yield curve, which caused the earnings credit to segments on deposits to decline by a greater amount than the cost of funds charged to segments on loans.  The 2007 increase in Administration net loss results from several factors.  In 2007, net interest income totaled $19.1 million, representing an increase of $14.0 million, resulting from a significant increase in internal funding brought on by a change in internal funding rates. This increase in internal funding was offset by a significant rise in the provision for loan losses of $10.0 million, which is attributable to significant Katrina recoveries in 2006.

Income Taxes
For the year ended December 31, 2008, Trustmark’s combined effective tax rate was 32.2% compared to 33.4% in 2007 and 34.2% in 2006.  The decrease in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Average earning assets totaled $8.179 billion, or 89.6% of total assets, at December 31, 2008, compared with $7.878 billion, or 89.1% of total assets, at December 31, 2007, an increase of $301.1 million, or 3.8%.

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

When compared with December 31, 2007, total investment securities increased by $1.085 billion during 2008.  This increase resulted primarily from purchases of Agency guaranteed collateralized mortgage-backed securities offset by maturities and paydowns.  In addition, during 2008, Trustmark sold approximately $157.9 million in securities, generating a gain of approximately $505 thousand.  This was a strategy undertaken primarily to reduce lower yielding, shorter-term, higher risk-weight investment portfolio assets.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the average life and the balances of investment securities at relatively low levels.  The weighted-average life during 2008 has somewhat shortened despite the recent investment strategy mentioned above due to a decline in interest rates during the last quarter of 2008 which resulted in an increase in expected principal runoff.  As a result, the weighted-average life of the portfolio was 1.85 years at December 31, 2008 compared to 2.40 years at December 31, 2007.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at year end for each of the last three years:

Amortized Cost of Securities by Type	December 31,
($ in thousands)
	2008	2007	2006
Securities available for sale
U.S. Treasury and other U.S. Government agencies	$31,323	$8,005	$11,444
Obligations of states and political subdivisions	98,323	45,704	56,839
Mortgage-backed securities	1,375,176	318,815	607,651
Corporate debt securities	8,254	70,971	93,735
Total securities available for sale	$1,513,076	$443,495	$769,669

Securities held to maturity
Obligations of states and political subdivisions	$102,901	$114,497	$129,879
Mortgage-backed securities	156,728	160,473	162,245
Other securities	-	126	119
Total securities held to maturity	$259,629	$275,096	$292,243

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At December 31, 2008, AFS securities totaled $1.543 billion, which represented 85.6% of the securities portfolio, compared to $442.3 million, or 61.7%, at December 31, 2007.  At December 31, 2008, unrealized gains, net on AFS securities totaled $29.8 million compared with unrealized losses, net of $1.2 million at December 31, 2007.  At December 31, 2008, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2008, HTM securities totaled $259.6 million and represented 14.4% of the total portfolio, compared with $275.1 million, or 38.3%, at the end of 2007.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 89% of the portfolio in U.S. Treasury, U.S. Government agency-backed obligations and other AAA rated securities.  None of the securities in the portfolio are considered to be sub-prime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Federal Reserve Bank and Depository Trust and Clearing Corporation, Trustmark does not hold any equity investment in government sponsored entities.

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2008, and the weighted-average yield for each range of maturities (tax equivalent basis):

Maturity/Yield Analysis Table	Maturing
($ in thousands)			After One,		After Five,
	Within		But Within		But Within		After
Securities available for sale	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Total
U.S. Treasury and other U.S.
Government agencies	$6,502	2.05%	$-	-	$24,821	5.42%	$-	-	$31,323
Obligations of states and political subdivisions	48,856	7.55%	26,218	6.14%	16,103	5.62%	7,146	5.48%	98,323
Mortgage-backed securities	11	6.34%	637	6.10%	30,824	4.67%	1,343,704	5.24%	1,375,176
Corporate debt securities	2,066	4.13%	6,188	4.46%	-	-	-	-	8,254
Total securities available for sale	$57,435	6.80%	$33,043	5.82%	$71,748	5.14%	$1,350,850	5.24%	$1,513,076

Securities held to maturity
Obligations of states and political subdivisions	$12,789	6.87%	$29,056	7.21%	$44,884	7.48%	$16,172	8.24%	$102,901
Mortgage-backed securities	-	-	-	-	-	-	156,728	4.55%	156,728
Total securities held to maturity	$12,789	6.87%	$29,056	7.21%	$44,884	7.48%	$172,900	4.90%	$259,629

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As of December 31, 2008, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders' equity, other than certain government-sponsored agencies which are exempt from inclusion.

Loans and Allowance for Loan Losses
Loans at December 31, 2008 totaled $6.722 billion compared to $7.041 billion at December 31, 2007, a decrease of $318.4 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans, loans secured by 1-4 family residential properties as well as consumer auto loans.  In addition, these decreases have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to Trustmark’s Florida market, which at December 31, 2008 had loans totaling $294.5 million; a decrease of $91.7 million from December 31, 2007.  The consumer loan portfolio decrease of $192.3 million primarily represents a decrease in the indirect consumer auto portfolio.  The declines in these classifications are expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve.

The table below shows the carrying value of the loan portfolio (including loans held for sale) at the end of each of the last five years:

Loan Portfolio by Type
($ in thousands)	December 31,
	2008	2007	2006	2005	2004
Loans secured by real estate:
Construction, land development and other land loans	$1,028,788	$1,194,940	$896,254	$715,174	$661,808
Secured by 1-4 family residential properties	1,524,061	1,694,757	1,842,886	1,901,196	1,682,249
Secured by nonfarm, nonresidential properties	1,422,658	1,325,379	1,326,658	1,061,669	893,836
Other real estate secured	186,915	167,610	148,921	166,685	156,140
Loans to finance agricultural production and other loans to farmers	18,641	23,692	23,938	40,162	29,885
Commercial and industrial loans	1,305,938	1,283,014	1,106,460	861,167	865,436
Consumer loans	895,046	1,087,337	934,261	880,868	802,334
Obligations of states and political subdivisions	270,599	228,330	233,666	230,214	193,951
Loans for purchasing or carrying securities	20,566	4,949	8,110	5,204	9,799
Other loans	49,191	30,784	41,999	51,004	50,346
Loans	6,722,403	7,040,792	6,563,153	5,913,343	5,345,784
Loans held for sale	238,265	147,508	95,375	146,936	101,222
Loans (including loans held for sale)	$6,960,668	$7,188,300	$6,658,528	$6,060,279	$5,447,006

The loan composition by region at December 31, 2008 is reflected in the following table.  The table reflects a diversified mix of loans by region.

Loan Composition by Region
($ in thousands)	December 31 ,2008
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$1,028,788	$294,473	$397,779	$83,668	$252,868
Secured by 1-4 family residential properties	1,524,061	91,559	1,224,662	175,321	32,519
Secured by nonfarm, nonresidential properties	1,422,658	179,123	804,186	208,751	230,598
Other real estate secured	186,915	12,632	141,951	13,551	18,781
Commercial and industrial loans	1,305,938	18,814	941,563	61,391	284,170
Consumer loans	895,046	3,206	848,835	31,400	11,605
Other loans	358,997	18,505	313,564	18,070	8,858
Loans	$6,722,403	$618,312	$4,672,540	$592,152	$839,399

Construction and Land Development Loans by Region
Lots	$127,043	$76,849	$31,885	$5,524	$12,785
Development	212,965	35,927	91,465	11,657	73,916
Unimproved land	301,759	114,232	106,522	34,049	46,956
1-4 family construction	191,351	29,246	89,644	11,936	60,525
Other construction	195,670	38,219	78,263	20,502	58,686
Construction and land development loans	$1,028,788	$294,473	$397,779	$83,668	$252,868

The table below shows the amounts of loans in certain categories outstanding as of December 31, 2008, which, based on the remaining scheduled repayments of principal, are due in the periods indicated:

Loan Maturities by Category
($ in thousands)	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total

Construction and land development	$797,774	$181,454	$49,560	$1,028,788
Other loans secured by real estate (excluding loans secured by 1-4 family residential properties)	563,530	776,980	269,063	1,609,573
Commercial and industrial	744,490	495,111	66,337	1,305,938
Other loans (excluding consumer)	92,038	93,798	173,161	358,997
Total	$2,197,832	$1,547,343	$558,121	$4,303,296

The following table shows all loans in certain categories due after one year classified according to their sensitivity to changes in interest rates:

Loan Maturities by Interest Rate Sensitivity
($ in thousands)
	Maturing
	One Year Through Five Years	After Five Years	Total
Above loans due after one year which have:
Predetermined interest rates	$1,505,495	$480,765	$1,986,260
Floating interest rates	41,848	77,356	119,204
Total	$1,547,343	$558,121	$2,105,464

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

The allowance for loan losses totaled $94.9 million and $79.9 million at December 31, 2008 and 2007, respectively.  The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  SFAS Nos. 5 and 114 limit the amount of the loss allowance to the estimate of losses that have been incurred at the balance sheet reporting date.  Accordingly, the allowance is based upon past events and current economic conditions.

Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual loans considered impaired, estimated identified losses on various pools of loans and/or groups of risk rated loans with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.

Trustmark’s allowance for probable loan loss methodology is based on guidance provided in SAB No. 102 as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming loans; changes in levels and trends of net charge-offs; and changes in interest rates and collateral, financial and underwriting exceptions.

At December 31, 2008, the allowance for loan losses was $94.9 million, an increase of $15.1 million when compared with December 31, 2007, primarily resulting from an increase in nonperforming loans of $48.9 million during 2008.  Trustmark has not experienced any abnormal credit deterioration, excluding the Florida Panhandle where, after a decade of growth, the economy has declined as a result of the overbuilding of residential real estate.  Management is actively engaged in the resolution of credit issues in the Florida Panhandle.  Total allowance coverage of nonperforming loans, excluding impaired loans charged down to net realizable value, at December 31, 2008, was 166.1%, compared to 122.5% at December 31, 2007.  Trustmark’s allocation of its allowance for loan losses represents 1.79% of commercial loans and 0.72% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.41% at December 31, 2008.   This compares with an allowance to total loans of 1.13% at December 31, 2007, which was allocated to commercial loans at 1.48% and to consumer and mortgage loans at 0.59%.

Nonperforming assets totaled $152.6 million at December 31, 2008, an increase of $79.1 million relative to December 31, 2007.  As seen in the table below, the change during 2008 was largely attributable to increases in nonaccrual loans and other real estate originating in Trustmark’s Florida market.  The increase in Texas during 2008 primarily results from an increase of $10.0 million in nonaccrual loans due to a single energy-related credit in Trustmark’s Houston, Texas market.  This exposure is appropriately reserved and no additional write-downs are anticipated.

Nonperforming Assets
($ in thousands)	December 31,
	2008	2007
Nonaccrual loans
Florida	$75,092	$43,787
Mississippi (1)	18,703	13,723
Tennessee (2)	3,638	4,431
Texas	16,605	3,232
Total nonaccrual loans	114,038	65,173
Other real estate
Florida	21,265	995
Mississippi (1)	6,113	1,123
Tennessee (2)	8,862	6,084
Texas	2,326	146
Total other real estate	38,566	8,348
Total nonperforming assets	$152,604	$73,521

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

During the second quarter of 2008, Trustmark conducted extensive reviews of the construction and land development portfolio of its Florida Panhandle market and has since devoted significant resources to managing credit risks resulting from the slowdown in residential real estate.  As seen in the table below, approximately $95.8 million in construction and land development loans have been classified and reserved for at appropriate levels, including $50.1 million of impaired loans that have been charged down to net realizable value.  At December 31, 2008, Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.  Trustmark’s Mississippi, Tennessee and Texas loan portfolios continue to perform relatively well in the current economic environment.

Florida Credit Quality
($ in thousands)	Total Loans	Criticized Loans (1)	Classified Loans (2)	Nonaccrual Loans	Impaired Loans (3)
Construction and land development loans:
Lots	$76,849	$21,174	$15,529	$10,386	$5,698
Development	35,927	17,462	17,462	17,461	8,636
Unimproved land	114,232	69,462	36,247	20,496	19,680
1-4 family construction	29,246	12,626	12,626	9,630	9,630
Other construction	38,219	24,952	13,959	9,328	6,482
Construction and land development loans	294,473	145,676	95,823	67,301	50,126
Commercial, commercial real estate and consumer	323,839	31,011	19,265	7,791	1,019

Total Florida loans	$618,312	$176,687	$115,088	$75,092	$51,145

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Non-Impaired Loans
Construction and land development loans:
Lots	$71,151	$3,542	4.98%
Development	27,291	2,537	9.30%
Unimproved land	94,552	5,043	5.33%
1-4 family construction	19,616	644	3.28%
Other construction	31,737	2,850	8.98%
Construction and land development loans	244,347	14,616	5.98%
Commercial, commercial real estate and consumer	322,820	6,449	2.00%

Total Florida loans	$567,167	$21,065	3.71%

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

Net charge-offs for 2008 totaled $61.3 million, or 0.87% of average loans, compared to $16.0 million, or 0.23% in 2007, and $4.0 million, or 0.06% in 2006. The increase for 2008 can be attributed to a continued lack of residential real estate sales activity in Trustmark’s Florida Panhandle market. Management continues to monitor the impact of declining real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	December 31,
	2008	2007	2006
Florida	$42,691	$4,545	$224
Mississippi (1)	14,690	8,737	3,657
Tennessee (2)	2,341	1,500	(552)
Texas	1,619	1,249	643
Total net charge-offs	$61,341	$16,031	$3,972

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off.  Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by residential real estate are generally charged-off or written down when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full during the month in which the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

The table below summarizes Trustmark's loan loss experience for each of the last five years:

Analysis of the Allowance for Loan Losses	Years Ended December 31,
($ in thousands)
	2008	2007	2006	2005	2004

Balance at beginning of period	$79,851	$72,098	$76,691	$64,757	$74,276
Loans charged off:
Real estate loans	(48,182)	(8,678)	(1,511)	(2,770)	(3,009)
Loans to finance agricultural production and other loans to farmers	(3)	(297)	(3)	(14)	(19)
Commercial and industrial	(3,182)	(2,136)	(1,670)	(2,978)	(1,178)
Consumer	(15,976)	(10,207)	(7,740)	(8,147)	(7,949)
All other loans	(4,424)	(5,472)	(4,014)	(2,913)	(3,247)
Total charge-offs	(71,767)	(26,790)	(14,938)	(16,822)	(15,402)
Recoveries on loans previously charged off:
Real estate loans	208	57	152	135	30
Commercial and industrial	1,137	1,356	1,729	1,006	1,029
Consumer	5,874	5,944	6,130	5,300	5,324
All other loans	3,207	3,402	2,955	2,774	2,555
Total recoveries	10,426	10,759	10,966	9,215	8,938
Net charge-offs	(61,341)	(16,031)	(3,972)	(7,607)	(6,464)
Provision for loan losses	76,412	23,784	(5,938)	19,541	(3,055)
Allowance of acquired bank	-	-	5,317	-	-
Balance at end of period	$94,922	$79,851	$72,098	$76,691	$64,757

Percentage of net charge-offs during period to average loans outstanding during the period	0.87%	0.23%	0.06%	0.13%	0.12%

The details of Trustmark’s nonperforming assets at the end of each of the last five years are shown in the accompanying table.

Nonperforming Assets
($ in thousands)
	December 31,
	2008	2007	2006	2005	2004
Nonaccrual and restructed loans	$114,038	$65,173	$36,399	$28,914	$21,864
Other real estate (ORE)	38,566	8,348	2,509	4,107	5,615
Total nonperforming assets	$152,604	$73,521	$38,908	$33,021	$27,479

Nonperforming assets/total loans (including loans held for sale) and ORE	2.18%	1.02%	0.58%	0.56%	0.51%

Accruing loans past due 90 days or more	$5,139	$4,853	$2,957	$2,719	$5,284
Serviced GNMA loans eligible for repurchase	18,095	11,847	8,510	22,769	-
Total loans past due 90 days or more	$23,234	$16,700	$11,467	$25,488	$5,284

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $23.4 million at December 31, 2008, an increase of $5.4 million when compared with December 31, 2007.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $6.824 billion at December 31, 2008, compared with $6.869 billion at December 31, 2007, a decrease of $45.4 million, or 0.7%.  This decline in deposits is comprised of an increase in noninterest-bearing deposits of $19.0 million offset by a decrease in interest-bearing deposits of $64.4 million.  The increase in noninterest-bearing deposits can be primarily attributed to normal fluctuations in business DDA balances.  The decrease in interest-bearing deposits resulted primarily from Trustmark allowing higher-cost MMDA balances and certificates of deposits to runoff in favor of less expensive funding alternatives.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, the treasury tax and loan note option account, and FRB Term Auction Facility (TAF) borrowings.  Short-term borrowings totaled $1.542 billion at December 31, 2008, an increase of $607.0 million, when compared with $935.1 million at December 31, 2007.  This increase comes primarily from growth of $350.4 million in federal funds purchased and securities sold under repurchase agreements, $200.0 million in TAF borrowings and $75.0 million in short-term FHLB advances as Trustmark focused on replacing higher-yielding deposits with lower cost sources of funding.

The table below presents information concerning qualifying components of Trustmark's short-term borrowings for each of the last three years ($ in thousands):

Federal funds purchased and securities sold under repurchase agreements:	2008	2007	2006
Amount outstanding at end of period	$811,129	$460,763	$470,434
Weighted average interest rate at end of period	0.18%	3.30%	4.50%
Maximum amount outstanding at any month end during each period	$927,902	$525,142	$505,627
Average amount outstanding during each period	$626,767	$447,438	$471,386
Weighted average interest rate during each period	1.66%	4.52%	4.29%

BENEFIT PLANS

Capital Accumulation Plan
As disclosed in Note 13 – Defined Benefit and Other Postretirement Benefits included in Item 8 - Financial Statements and Supplementary Data, Trustmark maintains a noncontributory defined benefit plan, which covers substantially all associates with more than one year of service.  The plan provides benefits that are based on the length of credited service and final average compensation.

At December 31, 2008, the fair value of plan assets totaled $66.9 million and was exceeded by the plan projected benefit obligation of $87.4 million by $20.5 million.  Net periodic benefit cost equaled $2.3 million in 2008 compared to $2.5 million in 2007 and $3.7 million in 2006.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2008, the process used to select the discount rate assumption under SFAS No. 87, “Employers' Accounting for Pensions,” takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  For 2007, the discount rate was selected based on Moody’s Aa corporate bond rate plus 0.25%.  These assumptions, which have been individually chosen to represent the estimate of a particular event as required by generally accepted accounting principles, have been reviewed and approved by Management based on recommendations from its actuaries.

For 2008, the minimum required contribution was zero; however, due to a sharp decline in the value of plan assets, Trustmark made a voluntary contribution to the plan in the amount of $17.5 million during the fourth quarter.  In 2009, Trustmark’s minimum required contribution is expected to be zero; however, Management and the Board of Directors will monitor the plan throughout 2009 to determine any funding requirements by the plan’s measurement date of December 31.

Supplemental Retirement Plan
Trustmark also maintains a nonqualified supplemental retirement plan covering directors who elect to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant’s covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which are anticipated to fund future payments under the plan.

At December 31, 2008, the accrued benefit obligation equaled $37.8 million, while the net periodic benefit cost equaled $3.7 million in 2008, $3.3 million in 2007 and $3.5 million in 2006.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plan’s measurement date, December 31. For 2008, the process used to select the discount rate assumption under SFAS No. 87 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  For 2007, the discount rate was selected based on Moody’s Aa corporate bond rate plus 0.25%. At December 31, 2008, these unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

OFF-BALANCE SHEET ARRANGEMENTS

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2008 and 2007, Trustmark had commitments to extend credit of $1.7 billion and $1.9 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At December 31, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $170.4 million and $170.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

CONTRACTUAL OBLIGATIONS

Trustmark is obligated under certain contractual arrangements.  The amount of the payments due under those obligations as of December 31, 2008 is shown in the table below.

Contractual Obligations
($ in thousands)

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Subordinated notes	$-	$-	$-	$49,741	$49,741
Junior subordinated debt securities				70,104	70,104
Operating lease obligations	4,334	5,774	2,891	7,108	20,107
Time deposits	2,264,597	245,479	30,930	17	2,541,023
FHLB advances	450,000	-	-	-	450,000
TAF borrowings	200,000	-	-	-	200,000
Securities sold under repurchase agreements	198,273	-	-	-	198,273
Total	$3,117,204	$251,253	$33,821	$126,970	$3,529,248

CAPITAL RESOURCES

At December 31, 2008, Trustmark’s total shareholders’ equity was $1.178 billion, an increase of $258.8 million from its level at December 31, 2007.  During 2008, shareholders’ equity increased primarily as a result of the issuance of $215.0 million in preferred stock and net income of $92.4 million offset by common dividends paid of $53.0 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Preferred Stock
On November 21, 2008, Trustmark issued a total of 215,000 shares of Senior Preferred stock to the Treasury in a private placement transaction as part of the Troubled Assets Relief Program - Capital Purchase Program, a voluntary initiative for U.S. financial institutions designed to support the economy.  Cumulative dividends on the Senior Preferred stock accrue on the liquidation preference of $1,000.00 per share at a rate of 5.00% per year until, but excluding, February 15, 2014, and from that date thereafter at the rate of 9.00% per share per year, and will be paid quarterly, but only if, as, and when declared by Trustmark’s Board of Directors. In the same transaction, Trustmark also issued to the Treasury a warrant to purchase 1.648 million shares of Trustmark’s common stock at an exercise price of $19.57 per share.

The Senior Preferred stock qualifies as Tier 1 capital for regulatory capital purposes.  For more information on the Senior Preferred stock, please refer to Note 16 – Shareholders’ Equity included in Item 8 – Financial Statements and Supplementary Data located elsewhere in this report.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of December 31, 2008, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2008.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2008, which Management believes have affected TNB’s present classification.

In addition, during 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  In addition, the preferred stock mentioned above is considered Tier 1 Capital for risk-based capital purposes and is the primary reason for the significant increase in Trustmark’s risk-based capital when comparing 2008 to 2007 in the table below.

Regulatory Capital Table
($ in thousands)
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At December 31, 2008:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,090,335	14.95%	$583,571	8.00%	n/a	n/a
Trustmark National Bank	1,045,769	14.52%	576,082	8.00%	$720,102	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$949,365	13.01%	$291,785	4.00%	n/a	n/a
Trustmark National Bank	909,370	12.63%	288,041	4.00%	$432,061	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$949,365	10.42%	$273,353	3.00%	n/a	n/a
Trustmark National Bank	909,370	10.13%	269,197	3.00%	$448,662	5.00%

At December 31, 2007:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$805,649	10.93%	$589,509	8.00%	n/a	n/a
Trustmark National Bank	781,725	10.75%	581,482	8.00%	$726,852	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$676,089	9.17%	$294,755	4.00%	n/a	n/a
Trustmark National Bank	658,059	9.05%	290,741	4.00%	$436,111	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$676,089	7.86%	$257,950	3.00%	n/a	n/a
Trustmark National Bank	658,059	7.79%	253,425	3.00%	$422,375	5.00%

Dividends
Dividends per common share for the year ended December 31, 2008, were $0.92, an increase of 3.4%, when compared with dividends of $0.89 for the prior year.  Trustmark’s dividend payout ratio for 2008, 2007 and 2006 was 57.9%, 47.3%, and 40.3%, respectively.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2009 approximately $44.5 million plus its net income for that year to pay as dividends.

Prior to November 21, 2011, unless Trustmark has redeemed the Senior Preferred stock or the Treasury has transferred all of its shares of the Senior Preferred to a third party, the consent of Treasury will be required for Trustmark to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.23 per share of common stock).

Common Stock Repurchase Program
Trustmark did not repurchase any common shares during 2008 and currently has no remaining authorization for repurchase of its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management is not expected to seek additional authorization from the Board of Directors to purchase additional shares as a result of the limitations placed on the activity by Trustmark’s involvement in the Troubled Assets Relief Program – Capital Purchase Program.

Due to Trustmark’s participation in the Treasury’s Capital Purchase Program, Trustmark must receive the consent of the Treasury in order to redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement for the Senior Preferred, unless Trustmark has redeemed the Senior Preferred or the Treasury has transferred all of its shares of the Senior Preferred to a third party.

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

At December 31, 2008, Trustmark had $616.0 million of upstream Federal funds purchased, compared to $279.5 million at December 31, 2007.   Trustmark maintains adequate Federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $450.0 million in short-term advances at December 31, 2008, compared with $375.0 million in short-term advances at December 31, 2007.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.382 billion at December 31, 2008.

Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At December 31, 2008, Trustmark had approximately $724.3 million available in collateral capacity at the Discount Window from pledges of auto loans and securities, compared with $712.5 million at December 31, 2007.

During the fourth quarter of 2008, Trustmark borrowed $200.0 million under the Federal Reserve Bank’s new TAF program.  At December 31, 2008, Trustmark’s TAF borrowings were $200.0 million. This temporary program was implemented to help relieve the stress in the short-term financial markets.  Under the program, banks are allowed to bid at auction on term fed funds offered by the Federal Reserve Bank.  All TAF borrowings are required to be collateralized by assets pledged to the Discount Window.  Borrowings under this program reduce Trustmark’s overnight borrowing capacity through the Discount Window.  At December 31, 2008, Trustmark had additional TAF capacity ranging from $518.3 million to $691.0 million depending on term.

During the third quarter of 2008, Trustmark repaid the $7.0 million outstanding on a $50.0 million revolving line of credit facility and terminated the agreement.  At December 31, 2007, the outstanding balance of this credit facility was $7.0 million.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At December 31, 2008, the carrying amount of the Notes was $49.7 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At December 31, 2008, Trustmark had $46.9 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2008, 215,000 shares of Senior Preferred Stock have been issued to the Treasury.  For further information regarding Trustmark’s issuance of Senior Preferred stock, please refer to the section captioned “Capital Resources” found elsewhere in this report.

Liquidity position and strategy are reviewed regularly by the Asset/Liability Committee and continuously adjusted in relationship to Trustmark’s overall strategy.  Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

ASSET/LIABILITY MANAGEMENT

Overview
Market risk reflects the potential risk of loss arising from adverse changes in interest rates and market prices. Trustmark has risk management policies to monitor and limit exposure to market risk.  Trustmark’s primary market risk is interest rate risk created by core banking activities.  Interest rate risk is the potential variability of the income generated by Trustmark’s financial products or services, which results from changes in various market interest rates.  Market rate changes may take the form of absolute shifts, variances in the relationships between different rates and changes in the shape or slope of the interest rate term structure.

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

Derivatives
Trustmark uses financial derivatives for management of interest rate risk.  The Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies.  The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts, both futures contracts and options on futures contracts, interest rate swaps, interest rate caps and interest rate floors.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $583.4 million at December 31, 2008, with a valuation adjustment of negative $1.2 million, compared to $211.3 million, with a valuation adjustment of negative $686 thousand as of December 31, 2007.

During 2006, a strategy was implemented that utilized a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  During 2008, the impact of implementing this strategy resulted in a net positive ineffectiveness of $11.1 million compared with a net positive ineffectiveness from hedging of $1.2 million during 2007.

Interest rate swaps are derivative instruments under which two parties agree to make interest payments on a notional principal amount.  In a generic swap, one party pays a fixed interest rate and receives a floating interest rate, while the other party receives a fixed interest rate and pays a floating interest rate.  During 2006, Trustmark’s remaining interest rate swaps matured.  These swaps, which had been designated as fair value hedges, were originally initiated to mitigate the effects of further changes in the fair value of specific, noncallable, nonprepayable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR.

Trustmark has utilized an interest rate risk strategy that included caps and floors.  The intent of utilizing these derivative instruments was to reduce the risk associated with the effects of significant movements in interest rates.  Caps and floors are options linked to a notional principal amount and an underlying indexed interest rate.  Exposure to loss on these options will increase or decrease as interest rates fluctuate.  Trustmark’s interest rate cap contracts matured in 2006. Trustmark did not hold any interest rate floor contracts during the years presented.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2008
For additional information on accounting standards adopted by Trustmark during 2008, please refer to Recent Accounting Pronouncements contained in Note 1 – Significant Accounting Policies located in Item 8 – Financial Statement and Supplementary Data.

New Accounting Standards
Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a significant effect on Trustmark’s balance sheets or results of operations, with the possible exception of the following:

On December 30, 2008, the FASB issued FASB Staff Position (FSP) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP No. FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  Management is currently evaluating the impact that FSP No. FAS 132(R)-1 will have on Trustmark’s consolidated financial statements.

On June 16, 2008, the FASB issued FSP No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP No. EITF 03-6-1 stipulates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Management is currently evaluating the impact that FSP No. EITF 03-6-1 will have on Trustmark’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the results of the simulation models using static balances at December 31, 2008, it is estimated that net interest income may decrease 1.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At December 31, 2007, the results of the simulation models using static balances indicated that net interest income would increase 2.4% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at December 31, 2008, it is estimated net interest income may decrease by 3.1% compared to a 1.7% decrease at December 31, 2007.  At December 31, 2008, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at December 31, 2008 and 2007:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2008	2007
Change in Interest Rates
+200 basis points	-1.2%	2.4%
+100 basis points	0.0%	1.3%
-100 basis points	-3.1%	-1.7%
-200 basis points	n/m	-5.0%

The shift in interest rate risk from slightly asset sensitive in 2007, to slightly liability sensitive in 2008, is mostly a result of fixed rate investment security purchases during 2008.  The relatively low level of interest rate risk, as seen in the above table, illustrates Management's strategy to mitigate Trustmark’s exposure to cyclical increases in rates by maintaining a relatively neutral position in its interest rate risk position.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2009 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements which is referred to as net portfolio value. As of December 31, 2008, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced a decline in net portfolio value of 4.1%, while an instantaneous 100 basis point decrease in interest rates produced a decrease in net portfolio value of 1.5%.  In comparison, the models indicated a net portfolio value decrease of 3.7% as of December 31, 2007, had interest rates moved up instantaneously 200 basis points, and an increase of 0.6%, had an instantaneous 200 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at December 31, 2008 and 2007:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2008	2007
Change in Interest Rates
+200 basis points	-4.1%	-3.7%
+100 basis points	-0.6%	-1.8%
-100 basis points	-1.5%	1.0%
-200 basis points	n/m	0.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2008, the Corporation changed its method of accounting for fair value measurements effective January 1, 2008, and in 2007, its method of accounting for uncertainty in tax positions effective January 1, 2007, and in 2006, its method of accounting for defined benefit pension and postretirement benefit plans effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Jackson, Mississippi
February 26, 2009

Consolidated Balance Sheets
($ in thousands except share data)

	December 31,
	2008	2007
Assets
Cash and due from banks (noninterest-bearing)	$257,930	$292,983
Federal funds sold and securities purchased under reverse repurchase agreements	23,401	17,997
Securities available for sale (at fair value)	1,542,841	442,345
Securities held to maturity (fair value: $264,039-2008; $276,631-2007)	259,629	275,096
Loans held for sale	238,265	147,508
Loans	6,722,403	7,040,792
Less allowance for loan losses	94,922	79,851
Net loans	6,627,481	6,960,941
Premises and equipment, net	156,811	151,680
Mortgage servicing rights	42,882	67,192
Goodwill	291,104	291,177
Identifiable intangible assets	23,821	28,102
Other assets	326,744	291,781
Total Assets	$9,790,909	$8,966,802

Liabilities
Deposits:
Noninterest-bearing	$1,496,166	$1,477,171
Interest-bearing	5,327,704	5,392,101
Total deposits	6,823,870	6,869,272
Federal funds purchased and securities sold under repurchase agreements	811,129	460,763
Short-term borrowings	730,958	474,354
Subordinated notes	49,741	49,709
Junior subordinated debt securities	70,104	70,104
Other liabilities	126,641	122,964
Total Liabilities	8,612,443	8,047,166

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 20,000,000 shares
Series A, no par value, (liquidation preference $1,000 per share)
Issued and outstanding: 215,000 shares - 2008	205,126	-
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,324,737 shares - 2008;
57,272,408 shares - 2007	11,944	11,933
Capital surplus	139,471	124,161
Retained earnings	836,642	797,993
Accumulated other comprehensive loss,net of tax	(14,717)	(14,451)
Total Shareholders' Equity	1,178,466	919,636
Total Liabilities and Shareholders' Equity	$9,790,909	$8,966,802

See notes to consolidated financial statements.

Consolidated Statements of Income
($ in thousands except per share data)
	Years Ended December 31,
	2008	2007	2006
Interest Income
Interest and fees on loans	$429,681	$500,633	$430,441
Interest on securities:
Taxable	46,161	31,784	41,576
Tax exempt	5,113	6,463	7,172
Interest on federal funds sold and securities purchased under reverse repurchase agreements	502	2,147	1,327
Other interest income	1,822	2,116	2,230
Total Interest Income	483,279	543,143	482,746
Interest Expense
Interest on deposits	139,922	200,375	153,840
Interest on federal funds purchased and securities sold under repurchase agreements	10,393	20,224	20,228
Other interest expense	13,804	21,761	28,107
Total Interest Expense	164,119	242,360	202,175
Net Interest Income	319,160	300,783	280,571
Provision for loan losses	76,412	23,784	(5,938)
Net Interest Income After Provision for Loan Losses	242,748	276,999	286,509
Noninterest Income
Service charges on deposit accounts	53,717	54,179	53,212
Insurance commissions	32,440	35,286	33,871
Wealth management	27,600	25,755	23,183
General banking - other	23,230	24,876	22,867
Mortgage banking, net	26,480	12,024	10,030
Other, net	13,286	10,215	10,043
Securities gains, net	505	112	1,922
Total Noninterest Income	177,258	162,447	155,128
Noninterest Expense
Salaries and employee benefits	171,137	170,722	159,690
Services and fees	38,379	37,259	36,659
Net occupancy - premises	19,508	18,517	17,120
Equipment expense	16,632	16,039	14,899
Other expense	38,063	33,912	32,112
Total Noninterest Expense	283,719	276,449	260,480
Income Before Income Taxes	136,287	162,997	181,157
Income taxes	43,870	54,402	61,884
Net Income	92,417	108,595	119,273
Preferred stock dividends	1,165	-	-
Accretion of discount on preferred stock	188	-	-
Net Income Available to Common Shareholders	$91,064	$108,595	$119,273

Earnings Per Common Share
Basic	$1.59	$1.88	$2.11
Diluted	$1.59	$1.88	$2.09

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)
						Accumulated
		Common Stock				Other
	Preferred	Shares		Capital	Retained	Comprehensive
	Stock	Outstanding	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2006	$-	55,771,459	$11,620	$65,374	$670,231	$(13,312)	$733,913
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	119,273	-	119,273
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	3,095	3,095
Comprehensive income							122,368
Capital accumulation and other postretirement benefit plans, adoption of SFAS No. 158:
Net prior service cost	-	-	-	-	-	874	874
Net loss	-	-	-	-	-	(11,274)	(11,274)
Cash dividends paid ($0.85 per share)	-	-	-	-	(48,634)	-	(48,634)
Common stock issued, long-term incentive plan	-	233,020	49	6,033	-	-	6,082
Common stock issued in business combination	-	3,302,959	688	103,124	-	-	103,812
Compensation expense, long-term incentive plan	-	-	-	3,004	-	-	3,004
Repurchase and retirement of common stock	-	(630,852)	(131)	(18,679)	-	-	(18,810)
Balance, December 31, 2006	-	58,676,586	12,226	158,856	740,870	(20,617)	891,335
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	108,595	-	108,595
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	6,327	6,327
Net change in capital accumulation and other postretirement benefit plans:
Net prior service credit	-	-	-	-	-	(234)	(234)
Net gain	-	-	-	-	-	73	73
Comprehensive income							114,761
Cash dividends paid ($0.89 per share)	-	-	-	-	(51,472)	-	(51,472)
Common stock issued, long-term incentive plan	-	17,575	4	445	-	-	449
Compensation expense, long-term incentive plan	-	-	-	3,422	-	-	3,422
Repurchase and retirement of common stock	-	(1,421,753)	(297)	(38,562)	-	-	(38,859)
Balance, December 31, 2007	-	57,272,408	11,933	124,161	797,993	(14,451)	919,636
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	92,417	-	92,417
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	19,090	19,090
Net change in capital accumulation and other postretirement benefit plans:
Net prior service credit	-	-	-	-	-	(451)	(451)
Net loss	-	-	-	-	-	(18,905)	(18,905)
Comprehensive income							92,151
Issuance of preferred stock and warrant	205,126	-	-	10,062	(188)	-	215,000
Cash dividends paid ($0.92 per share)	-	-	-	-	(53,022)	-	(53,022)
Common stock issued, long-term incentive plan	-	52,329	11	1,312	(558)	-	765
Compensation expense, long-term incentive plan	-	-	-	3,936	-	-	3,936
Balance, December 31, 2008	$205,126	57,324,737	$11,944	$139,471	$836,642	$(14,717)	$1,178,466

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
($ in thousands)
	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$92,417	$108,595	$119,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	76,412	23,784	(5,938)
Depreciation and amortization	26,914	27,763	26,689
Net amortization of securities	1,109	1,552	4,537
Securities gains, net	(505)	(112)	(1,922)
Gains on sales of loans	(6,046)	(6,797)	(6,707)
Deferred income tax (benefit) provision	(17,673)	(5,826)	7,948
Proceeds from sales of loans held for sale	1,350,017	1,221,409	1,157,284
Purchases and originations of loans held for sale	(1,413,152)	(1,263,460)	(1,134,298)
Originations of mortgage servicing rights	(19,515)	(16,723)	(16,678)
Net decrease (increase) in other assets	10,899	(28,603)	(10,892)
Net (decrease) increase in other liabilities	(27,471)	10,524	13,366
Other operating activities, net	39,117	11,821	498
Net cash provided by operating activities	112,523	83,927	153,160

Investing Activities
Proceeds from calls and maturities of securities held to maturity	30,207	17,212	12,037
Proceeds from calls and maturities of securities available for sale	230,021	373,532	306,896
Proceeds from sales of securities available for sale	157,949	62,170	94,650
Purchases of securities held to maturity	(14,833)	-	(12,246)
Purchases of securities available for sale	(1,458,061)	(111,069)	(77,777)
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(5,404)	9,262	102,856
Net decrease (increase) in loans	218,289	(500,919)	(194,095)
Purchases of premises and equipment	(16,861)	(29,784)	(22,514)
Proceeds from sales of premises and equipment	170	1,423	3,631
Proceeds from sales of other real estate	8,289	2,727	3,304
Net cash paid in business combinations	-	-	(78,920)
Net cash (used in) provided by investing activities	(850,234)	(175,446)	137,822

Financing Activities
Net (decrease) increase in deposits	(45,402)	(106,892)	99,376
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	350,366	(9,671)	42,104
Net increase (decrease) in short-term borrowings	234,951	198,864	(478,480)
Proceeds from issuance of subordinated notes	-	-	49,677
Proceeds from issuance of junior subordinated debt securities	-	-	61,856
Proceeds from issuance of preferred stock and warrant	215,000	-	-
Common stock dividends	(53,022)	(51,472)	(48,634)
Common stock issued-net, long-term incentive plan	567	439	5,334
Excess tax benefit from stock-based compensation arrangements	198	10	748
Repurchase and retirement of common stock	-	(38,859)	(18,810)
Net cash provided by (used in) financing activities	702,658	(7,581)	(286,829)

(Decrease) increase in cash and cash equivalents	(35,053)	(99,100)	4,153
Cash and cash equivalents at beginning of year	292,983	392,083	387,930
Cash and cash equivalents at end of year	$257,930	$292,983	$392,083

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business
Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through over 150 offices in Florida, Mississippi, Tennessee and Texas.

Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.  The allowance for loan losses, fair value accounting for assets and liabilities and contingent liabilities are determined utilizing material estimates that are particularly susceptible to change.

Securities
Securities are classified as either held to maturity, available for sale or trading.  Securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and the ability to hold them until maturity.  Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax.  Securities available for sale are used as part of Trustmark’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment rates and other factors.  Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in other interest income.  Management determines the appropriate classification of securities at time of purchase. Trustmark currently has no securities classified as trading.

The amortized cost of debt securities classified as securities held to maturity or securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity over the estimated life of the security using the interest method.  In the case of mortgage related securities, premium and discount are amortized to yield using the retrospective yield method. Such amortization or accretion is included in interest on securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net.

Trustmark reviews securities for impairment quarterly. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale
Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s Retail Banking Division are considered to be held for sale. In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Mortgage loans held for sale in the secondary market that are hedged using fair value hedges are carried at estimated fair value on an aggregate basis. Substantially, all mortgage loans held for sale are hedged. These loans are primarily first-lien mortgage loans originated or purchased by Trustmark.   Deferred loan fees and costs are reflected in the basis of loans held for sale and, as such, impact the resulting gain or loss when loans are sold.  Adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are recorded in noninterest income in mortgage banking, net.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of SFAS No. 125,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale in accordance with U.S. generally accepted accounting principles with the offsetting liability being reported as short-term borrowings.  During the two years ended December 31, 2008, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.  GNMA loans eligible for repurchase totaled $39.5 million at December 31, 2008, $17.9 million at December 31, 2007 and $13.5 million at December 31, 2006.

Loans
Loans are stated at the amount of unpaid principal, adjusted for the net amount of direct costs and nonrefundable loan fees associated with lending.  The net amount of nonrefundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method.  Interest on loans is accrued and recorded as interest income based on the outstanding principal balance.

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

A loan is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans classified as nonaccrual, excluding residential mortgages, consumer and other homogeneous loans, are considered impaired loans. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan's original effective interest rate, the fair value of the collateral or the observable market prices of the loans. The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.

Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by residential real estate are generally charged-off or written down when the credit becomes severely delinquent and the balance exceeds the fair value of the property less costs to sell. Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Allowance for Loan Losses
The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received, and valuation adjustments on impaired loans that may be susceptible to significant changes.

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio.  Trustmark’s allowance for probable loan loss methodology is based on guidance provided in SAB No. 102 as well as on other regulatory guidance.  Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, with adjustments considering environmental factors such as current economic events, industry and geographical conditions and portfolio performance indicators.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors, in compliance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses published by the governmental regulating agencies for financial services companies.

Premises and Equipment, Net
Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to seven years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method. Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2008, 2007 or 2006.

Mortgage Servicing Rights
Mortgage servicing rights (MSR) are rights to service mortgage loans for others, whether the loans were acquired through purchase or loan origination.  During 2006, Trustmark adopted SFAS No. 156 which amended SFAS No. 140 and required that all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable.  During 2006, a strategy was implemented which utilized a portfolio of derivative instruments, such as interest rate futures contracts and exchange-traded option contracts, to achieve a return that would substantially offset the changes in fair value of MSR attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.

The fair value of MSR is determined using discounted cash flow techniques benchmarked against third-party valuations.  Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Goodwill and Identifiable Intangible Assets
Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability.  Trustmark’s identifiable intangible assets primarily relate to core deposits, insurance customer relationships and borrower relationships.  These intangibles, which have definite useful lives, are amortized on an accelerated basis over their estimated useful lives. In addition, these intangibles are evaluated annually for impairment or whenever events and changes in circumstances indicate that the carrying amount should be reevaluated.  Trustmark has also purchased banking charters in order to facilitate its entry into the states of Florida and Texas. These identifiable intangible assets are being amortized on a straight-line method over 20 years.

Other Real Estate Owned
Other real estate owned includes assets that have been acquired in satisfaction of debt through foreclosure.  Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as other expense.  Costs of operating and maintaining the properties are included in other noninterest expenses, while gains (losses) on their disposition are charged to other income as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties. Other real estate owned is included in other assets in the consolidated balance sheets and totaled $38.6 million and $8.3 million at December 31, 2008 and 2007, respectively.

Federal Home Loan Bank and Federal Reserve Stock
Securities with limited marketability, such as stock in the FRB and the FHLB, are carried at cost and totaled $45.7 million at December 31, 2008 and $38.4 million at December 31, 2007.  Trustmark’s investment in FRB and FHLB stock is included in other assets because these equity securities do not have a readily determinable fair value which places them outside the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Insurance Commissions
Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when Trustmark receives data from the insurance companies that allows the reasonable estimation of these amounts.  Trustmark maintains a reserve for commission adjustments based on estimated policy cancellations.  This reserve was not significant at December 31, 2008 or 2007.

Wealth Management
Assets under administration held by Trustmark in a fiduciary or agency capacity for customers are not included in the consolidated balance sheets.  Investment management and trust income is recorded on the cash basis, which approximates the accrual method, in accordance with industry practice.

Derivative Financial Instruments
Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Derivative instruments that Trustmark may use as part of its interest rate risk management strategy include interest rate swaps, interest rate floors, interest rate caps, forward contracts and both futures contracts and options on futures contracts.  Interest rate swap contracts are exchanges of interest payments, such as fixed-rate payments for floating-rate payments, based on a common notional amount and maturity date.  Forward contracts are contracts in which the buyer agrees to purchase and the seller agrees to make delivery of a specific financial instrument at a predetermined price or yield.  Futures contracts represent the obligation to buy or sell a predetermined amount of debt subject to the contract’s specific delivery requirements at a predetermined date and a predetermined price.  Options on futures contracts represent the right but not the obligation to buy or sell.  Freestanding derivatives also include derivative transactions entered into for risk management purposes that do not otherwise qualify for hedge accounting.

Under the guidelines of SFAS No. 133, all derivative instruments are required to be recognized as either assets or liabilities and be carried at fair value on the balance sheet. On the date Trustmark enters into a derivative contract, the derivative is designated as either a fair value hedge, cash flow hedge or as a freestanding derivative instrument.  For a fair value hedge, the ineffective portion of changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recorded in noninterest income.  For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income.  Trustmark does not have any derivatives classified as cash flow hedges at December 31, 2008.  For freestanding derivative instruments, changes in the fair values are reported in noninterest income.

Prior to entering a hedge transaction, Trustmark formally documents the relationship between the hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions along with formal assessments at both the inception of the hedge and on an ongoing basis as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item.  If it is determined that the derivative instrument is no longer highly effective as a hedge or if the hedge instrument is terminated, hedge accounting is discontinued, and the adjustment to fair value of the derivative instrument is recorded in net income.

Income Taxes
Trustmark accounts for deferred income taxes using the liability method.  Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax basis of Trustmark’s assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Stock-Based Compensation
Trustmark accounts for the stock and incentive compensation under the provisions of SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  This statement establishes fair value as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.  Trustmark implemented the provisions of this statement using the modified prospective approach, which applies to new awards, as well as, any previously granted awards outstanding on January 1, 2006.

Statements of Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2008	2007	2006
Income taxes paid	$56,906	$53,883	$56,309
Interest expense paid on deposits and borrowings	176,456	243,562	196,080
Noncash transfers from loans to foreclosed properties	38,837	8,387	1,969
Assets acquired in business combinations	-	-	647,550
Liabilities assumed in business combinations	-	-	606,696

Per Share Data
Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards and common stock warrants for 2008, 2007 and 2006, totaled 1.7 million, 546 thousand and 263 thousand, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006
Basic shares	57,301	57,709	56,632
Dilutive shares	36	77	465
Diluted shares	57,337	57,786	57,097

Recent Accounting Pronouncements
Accounting Standards Adopted in 2008
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  On January 1, 2008, Trustmark adopted the provisions of SFAF No. 157.  For more information regarding Trustmark’s adoption of SFAS No. 157, please refer to Note 17 – Fair Value which is included elsewhere in this report.

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

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital.  EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 did not have a material impact on Trustmark’s balance sheets or results of operations.

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

New Accounting Standards
For additional information on new accounting standards issued but not effective until after December 31, 2008, please refer to Recent Accounting Pronouncements included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note 2 – Hurricane Katrina

During the third quarter of 2005, immediately following in the aftermath of Hurricane Katrina, Trustmark initiated a process to assess the storm’s impact on its customers and on Trustmark’s consolidated financial statements. At that time, Trustmark identified customers impacted by the storm in an effort to estimate the loss of collateral value and customer payment abilities. In accordance with SFAS No. 5, “Accounting for Contingencies," Trustmark determined, through reasonable estimates, that specific losses were probable and should be reflected in Trustmark’s consolidated financial statements.

Trustmark has continually reevaluated its estimates for probable losses resulting from Hurricane Katrina.  Accordingly, during 2006, Trustmark released allowance for loan losses and recovered mortgage related charges specifically associated with Hurricane Katrina accruals totaling $9.2 million, resulting in an increase to Trustmark’s net income of $5.7 million, or $0.10 per common share.  During 2007, Trustmark reduced its allowance for loan losses by $0.6 million and other reserves by $0.4 million on a pretax basis resulting in an increase to Trustmark’s net income of $0.7 million, or $0.01 per common share. At December 31, 2008, the allowance for loan losses related to possible Hurricane Katrina losses was immaterial.

Note 3 – Business Combinations

On August 25, 2006, Trustmark completed its merger with Houston-based Republic Bancshares of Texas, Inc., (Republic) in a business combination accounted for by the purchase method of accounting.  Trustmark purchased all the outstanding common and preferred shares of Republic for approximately $205.3 million.  The purchase price includes approximately 3.3 million in common shares of Trustmark valued at $103.8 million, $100.0 million in cash and $1.5 million in acquisition-related costs.  The purchase price allocations were finalized during 2007 and included adjustments related to various acquisition related expenses and finalization of Republic’s short-period income tax return.  At August 25, 2006, Republic had assets consisting of $21.1 million in cash and due from banks, $64.5 million in federal funds sold, $76.5 million in securities, $458.0 million in loans, $9.0 million in premises and equipment and $19.2 million in other assets, as well as deposits of $593.3 million and borrowings and other liabilities of $14.2 million.  These assets and liabilities have been recorded at estimated fair value based on market conditions and risk characteristics at the acquisition date.  Excess costs over tangible net assets acquired totaled $173.8 million, of which $19.3 million has been allocated to core deposits, $690 thousand to borrower relationships and $153.8 million to goodwill.

Trustmark’s financial statements include the results of operations for the above purchase business combination from the merger date.  The pro forma impact of this acquisition on Trustmark’s results of operations was immaterial.

Note 4 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2008 and 2007, were $4.8 million and $2.3 million, respectively.

Note 5 – Securities Available for Sale and Held to Maturity

A summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2008 and 2007, follows ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Treasury and other U.S Government agencies	$31,323	$569	$-	$31,892	$-	$-	$-	$-
Obligations of states and political subdivisions	98,323	932	(602)	98,653	102,901	2,764	(524)	105,141
Mortgage-backed securities	1,375,176	29,273	(23)	1,404,426	156,728	2,171	(1)	158,898
Corporate debt	8,254	-	(384)	7,870	-	-	-	-
Total	$1,513,076	$30,774	$(1,009)	$1,542,841	$259,629	$4,935	$(525)	$264,039

2007
U.S. Treasury and other U.S.Government agencies	$8,005	$18	$-	$8,023	$-	$-	$-	$-
Obligations of states and political subdivisions	45,704	363	(48)	46,019	114,497	2,633	(263)	116,867
Mortgage-backed securities	318,815	723	(1,771)	317,767	160,473	132	(971)	159,634
Corporate debt	70,971	62	(497)	70,536	-	-	-	-
Other securities	-	-	-	-	126	4	-	130
Total	$443,495	$1,166	$(2,316)	$442,345	$275,096	$2,769	$(1,234)	$276,631

Temporarily Impaired Securities
The primary components that determine a security's fair value are its coupon rate, maturity and credit characteristics.  When the fair value of a security falls below amortized cost it becomes temporarily impaired with an unrealized loss.  The table below includes securities with unrealized losses at December 31, 2008, and December 31, 2007, respectively, segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

2008
U.S. Treasury and other U.S. Government agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	10,522	675	4,057	451	14,579	1,126
Mortgage-backed securities	861	23	276	1	1,137	24
Corporate debt	7,870	384	-	-	7,870	384
Total	$19,253	$1,082	$4,333	$452	$23,586	$1,534

2007
U.S. Treasury and other U.S. Government agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	206	1	21,629	310	21,835	311
Mortgage-backed securities	-	-	403,990	2,742	403,990	2,742
Corporate debt	-	-	58,103	497	58,103	497
Other securities	-	-	-	-	-	-
Total	$206	$1	$483,722	$3,549	$483,928	$3,550

The unrealized losses shown above are primarily due to increases in market interest rates over the yields available at the time of purchase of the underlying securities. The fair value is expected to recover as the bonds approach their maturity date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to reasons of credit quality.  In addition, Management has the ability and intent to hold the securities for a period of time sufficient for a recovery of costs.  Accordingly, as of December 31, 2008, Management believes the impairment detailed in the table above is temporary, and consequently, no impairment loss has been realized.

Security Gains and Losses
Gross gains as a result of calls and dispositions of securities available for sale were $439 thousand in 2008, $23 thousand in 2007 and $1.9 million in 2006. During 2008, gross losses on calls and dispositions of these securities were $37 thousand, while there were $4 thousand in 2007 and $43 thousand realized in 2006.  During 2008, 2007 and 2006, there were no sales of securities held to maturity.  Gross gains of $103 thousand were realized in 2008, while gross gains of $93 thousand and $24 thousand were realized in 2007 and 2006, respectively, on calls of securities held to maturity.

Securities Pledged
Securities with a carrying value of $1.7 billion and $0.6 billion at December 31, 2008 and 2007, respectively, were pledged to collateralize public deposits and securities sold under agreements to repurchase and for other purposes as permitted by law.  Of the amount pledged at December 31, 2008, $407.9 million was pledged to the Discount Window to provide additional contingency funding capacity.  At year end, these securities were not required to collateralize any borrowings from the FRB.

Contractual Maturities
The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2008, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$57,424	$57,471	$12,789	$12,936
Due after one year through five years	32,406	32,534	29,056	29,635
Due after five years through ten years	40,924	41,770	44,884	46,401
Due after ten years	7,146	6,640	16,172	16,169
	137,900	138,415	102,901	105,141
Mortgage-backed securities	1,375,176	1,404,426	156,728	158,898
Total	$1,513,076	$1,542,841	$259,629	$264,039

Note 6 – Loans and Allowance for Loan Losses

At December 31, 2008 and 2007, loans consisted of the following ($ in thousands):

	2008	2007
Real estate loans:
Construction, development and other land loans	$1,028,788	$1,194,940
Secured by 1- 4 family residential properties	1,524,061	1,694,757
Secured by nonfarm, nonresidential properties	1,422,658	1,325,379
Other	186,915	167,610
Loans to finance agricultural production and other loans to farmers	18,641	23,692
Commercial and industrial loans	1,305,938	1,283,014
Consumer loans	895,046	1,087,337
Obligations of states and political subdivisions	270,599	228,330
Other loans	69,757	35,733
Loans	6,722,403	7,040,792
Less allowance for loan losses	94,922	79,851
Net loans	$6,627,481	$6,960,941

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At December 31, 2008, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.

Changes in the allowance for loan losses were as follows ($ in thousands):

	2008	2007	2006

Balance at January 1,	$79,851	$72,098	$76,691
Provision charged to expense	76,412	23,784	(5,938)
Loans charged off	(71,767)	(26,790)	(14,938)
Recoveries	10,426	10,759	10,966
Net charge-offs	(61,341)	(16,031)	(3,972)
Allowance of acquired bank	-	-	5,317
Balance at December 31,	$94,922	$79,851	$72,098

At December 31, 2008 and 2007, the carrying amounts of nonaccrual loans, which are considered for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” were $114.0 million and $65.2 million, respectively. When a loan is deemed to be impaired, the full difference between the carrying amount of the loan and the most likely estimate of the assets net realizable value is charged-off and, as such, the impaired loan has no specific allowance for loan loss reserves.  At December 31, 2008 and 2007, specifically evaluated impaired loans totaled $56.9 million and $6.5 million, respectively.  The average carrying amounts of specifically evaluated impaired loans for 2008, 2007 and 2006 were $33.6 million, $8.6 million and $8.0 million, respectively.  For 2008, specific charge-offs related to impaired loans totaled $31.6 million while the provisions charged to net income totaled $21.0 million. Loans with specific charge-offs in 2008 also had a portion of the provisions charged to net income during 2007. For 2007, charge-offs related to specifically evaluated impaired loans and provisions charged to net income were $3.5 million and $2.0 million, respectively.  For 2006, specific charge-offs and provisions charged to net income related to impaired loans were immaterial.

At December 31, 2008 and 2007, nonaccrual loans, not specifically impaired and written down to net realizable value, totaled $57.1 million and $58.7 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $12.0 million and $12.5 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the years in the three-year period ended December 31, 2008.

Loans past due 90 days or more totaled $23.2 million and $16.7 million at December 31, 2008, and December 31, 2007, respectively. Included in these amounts are $18.1 million and $11.8 million, respectively, of serviced loans eligible for repurchase which are fully guaranteed by GNMA.

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2008 and 2007, total loans to these borrowers were $136.9 million and $131.1 million, respectively.  During 2008, $387.8 million of new loan advances were made, while repayments were $382.1 million, as well as increases from changes in executive officers and directors of $97 thousand.

Note 7 – Premises and Equipment, Net

At December 31, 2008 and 2007, premises and equipment are summarized as follows ($ in thousands):

	2008	2007
Land	$39,712	$39,822
Buildings and leasehold improvements	148,932	144,558
Furniture and equipment	138,549	131,877
Total cost of premises and equipment	327,193	316,257
Less accumulated depreciation and amortization	170,382	164,577
Premises and equipment, net	$156,811	$151,680

Note 8 – Mortgage Banking

Mortgage Servicing Rights
The activity in MSR is detailed in the table below ($ in thousands):

	2008	2007
Balance at beginning of period	$67,192	$69,272
Origination of servicing assets	23,038	18,880
Disposals	(3,523)	(2,157)
Change in fair value:
Due to market changes	(34,838)	(9,460)
Due to runoff	(8,987)	(9,343)
Balance at end of period	$42,882	$67,192

In the determination of the fair value of MSR at the date of securitization, certain key economic assumptions are made.  At December 31, 2008, the fair value of MSR included an assumed average prepayment speed of 24.68 CPR and an average discount rate of 10.53%.

Mortgage Loans Sold
During 2008 and 2007, Trustmark sold $1.3 billion and $1.2 billion of residential mortgage loans in securitization transactions, respectively.  Pretax gains on these sales were recorded in mortgage banking noninterest income and totaled $6.0 million in 2008, $5.4 million in 2007 and $4.6 million in 2006.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans.  Trustmark's total mortgage loans serviced for others totaled $5.0 billion at December 31, 2008 compared with $4.6 billion at December 31, 2007. The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill
The changes in the carrying amount of goodwill by segment for the years ended December 31, 2008, 2007 and 2006, are as follows ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2006	$92,927	$44,441	$137,368
Additions from business combination	152,995	-	152,995
Balance as of December 31, 2006	245,922	44,441	290,363
Purchase accounting adjustments	814	-	814
Balance as of December 31, 2007	246,736	44,441	291,177
Purchase accounting adjustments	-	(73)	(73)
Balance as of December 31, 2008	$246,736	$44,368	$291,104

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  The Insurance segment includes Trustmark National Bank's (TNB) wholly-owned retail insurance subsidiaries that offer a diverse mix of insurance products and services.  Trustmark performed an impairment test of goodwill during 2008, 2007 and 2006, which indicated that no impairment charge was required.  At December 31, 2008, Trustmark performed an additional impairment analysis due to recent changes in market conditions for the financial services industry and also concluded that no impairment charge was required.

Identifiable Intangible Assets
At December 31, 2008 and 2007, identifiable intangible assets consisted of the following ($ in thousands):

	2008			2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit intangibles	$44,408	$28,506	$15,902	$44,408	$25,437	$18,971
Insurance intangibles	11,693	5,295	6,398	11,693	4,212	7,481
Banking charters	1,325	347	978	1,325	281	1,044
Borrower relationship intangible	690	147	543	690	84	606
Total	$58,116	$34,295	$23,821	$58,116	$30,014	$28,102

In 2008, 2007 and 2006, Trustmark recorded $4.3 million, $4.9 million and $3.9 million, respectively, of amortization of identifiable intangible assets.  Trustmark estimates that amortization expense for identifiable intangible assets will be $3.9 million in 2009, $3.4 million in 2010, $3.0 million in 2011, $2.6 million in 2012 and $2.4 million in 2013.  Fully amortized intangibles are excluded from the table above.

The following table illustrates the carrying amounts and weighted-average amortization periods of identifiable intangible assets ($ in thousands):

	2008
	Net Carrying Amount	Weighted-Average Amortization Period in Years

Core deposit intangibles	$15,902	11.3
Insurance intangibles	6,398	15.0
Banking charters	978	20.0
Borrower relationship intangible	543	11.0
Total	$23,821	12.2

Note 10 – Deposits

At December 31, 2008 and 2007, deposits consisted of the following ($ in thousands):

	2008	2007
Noninterest-bearing demand deposits	$1,496,166	$1,477,171
Interest-bearing demand	1,128,426	1,210,817
Savings	1,658,255	1,577,198
Time	2,541,023	2,604,086
Total	$6,823,870	$6,869,272

The maturities on outstanding time deposits of $100,000 or more at December 31, 2008 and 2007 are as follows ($ in thousands):

	2008	2007
3 months or less	$436,500	$356,114
Over 3 months through 6 months	243,691	283,136
Over 6 months through 12 months	307,841	286,496
Over 12 months	95,124	103,497
Total	$1,083,156	$1,029,243

The maturities of interest-bearing deposits at December 31, 2008, are as follows ($ in thousands):

2009	$2,264,597
2010	217,669
2011	27,810
2012	21,668
2013 and thereafter	9,279
Total time deposits	2,541,023
Interest-bearing deposits with no stated maturity	2,786,681
Total interest-bearing deposits	$5,327,704

Note 11 - Borrowings

Short-Term Borrowings
At December 31, 2008 and 2007, short-term borrowings consisted of the following ($ in thousands):

	2008	2007
FHLB advances	$450,000	$375,000
TAF borrowings	200,000	-
Serviced GNMA loans eligible for repurchase	39,539	17,886
Treasury tax and loan note option account	17,078	50,000
Line of credit payable	-	7,000
Other	24,341	24,468
Total short-term borrowings	$730,958	$474,354

Trustmark has received advances from the FHLB, which are classified as short-term and are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  These advances have a weighted-average remaining maturity of 10 days with a weighted-average cost of 0.81%.  All advances have fixed rates and range from $50.0 million to $75.0 million with interest rates ranging from 0.80% to 0.85%.  Interest expense on short-term FHLB advances totaled $4.7 million in 2008, $9.6 million in 2007 and $16.2 million in 2006. At December 31, 2008, Trustmark had $1.4 billion available in additional borrowing capacity from the FHLB.

During 2008, Trustmark also utilized the Term Auction Facility (TAF) program established by the Board of Governors of the Federal Reserve System (Federal Reserve) as an alternative source of short-term borrowings for banks.  The TAF was designed to address pressures in short-term funding markets. Under the TAF, the Federal Reserve auctions term funds to depository institutions with maturities of 28 or 84 days. All depository institutions that are eligible to borrow under the primary credit program are eligible to participate in TAF auctions. At December 31, 2008, Trustmark had $200 million outstanding in TAF borrowings.  These borrowings have a weighted-average remaining maturity of 35 days with a weighted-average cost of 0.35%.  Both borrowings from the TAF program are $100 million and have fixed rates ranging from 0.28% to 0.42%.  Interest expense on TAF borrowings totaled $46 thousand in 2008. All TAF credit is fully collateralized; however, the aggregate sum of all outstanding advances for which the remaining term to maturity is greater than 28 days shall not exceed 75% of the collateral value of the collateral available to secure such advances.  At December 31, 2008, Trustmark had additional TAF capacity ranging from $518.3 million to $691.0 million depending on the term to maturity of the advances.

Trustmark participates in the Treasury Investment Program through its involvement as a treasury tax and loan note option depository.  Note option depositories hold onto tax-based deposits in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. As a note option depository, Trustmark derives two major benefits from this program.  First, the interest rate that the Treasury charges is 25 basis points below the Federal Funds rate.  Secondly, involvement with this program provides Trustmark with a ready source of liquidity.  Trustmark retains the use of customers’ tax deposits as the primary source of funds under this program but also participates in the direct investment program which represents cash balances in excess of those needed by the Treasury for current expenditures and financing activity.  Trustmark has an established pre-approved limit of $50 million in funds they will hold in the direct investment program which requires a pledge of collateral up to the pre-established limit.

During the third quarter of 2008, Trustmark repaid the $7.0 million outstanding on a $50.0 million revolving line of credit facility and terminated the agreement.  At December 31, 2007, the outstanding balance of this credit facility was $7.0 million.

Subordinated Notes Payable
During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At December 31, 2008, the carrying amount of the Notes was $49.7 million.  The Notes have not been, and are not required to be, registered with the Securities and Exchange Commission under the Securities Act of 1933 (Securities Act), as amended.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity. The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

Junior Subordinated Debt Securities
On August 18, 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust).  The trust preferred securities mature September 30, 2036, are redeemable at Trustmark’s option beginning after five years and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72%.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.

The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.856 million in aggregate principal amount of Trustmark’s junior subordinated debentures.  The net proceeds to Trustmark from the sale of the Notes to the Trust were used to finance its merger with Republic Bancshares of Texas, Inc.

The debentures were issued pursuant to a Junior Subordinated Indenture, dated August 18, 2006, between Trustmark, as issuer, and Wilmington Trust Company, as trustee.  Like the trust preferred securities, the debentures bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72% and mature on September 30, 2036.  The debentures may be redeemed at Trustmark’s option at anytime on or after September 30, 2011 or at anytime upon certain events, such as a change in the regulatory capital treatment of the debentures, the Trust being deemed an investment company or the occurrence of certain adverse tax events.  The interest payments by Trustmark will be used to pay the quarterly distributions payable by the Trust to the holder of the trust preferred securities.  However, so long as no event of default has occurred under the debentures, Trustmark may defer interest payments on the debentures (in which case the Trust will also defer distributions otherwise due on the trust preferred securities) for up to 20 consecutive quarters.

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

Trustmark also entered into a Guarantee Agreement, dated August 18, 2006, pursuant to which it has agreed to guarantee the payment by the Trust of distributions on the trust preferred securities and the payment of principal of the trust preferred securities when due, either at maturity or on redemption, but only if and to the extent that the Trust fails to pay distributions on or principal of the trust preferred securities after having received interest payments or principal payments on the Notes from Trustmark for the purpose of paying those distributions or the principal amount of the trust preferred securities.

In addition, pursuant to the acquisition of Republic Bancshares of Texas, Inc., on August 25, 2006, Trustmark assumed the liability for $8.248 million in junior subordinated debt securities issued to Republic Bancshares Capital Trust I (Republic Trust), also a Delaware trust.  Republic Trust used the proceeds from the issuance of $8.0 million in trust preferred securities to acquire the junior subordinated debt securities.  Both the trust preferred securities and the junior subordinated debt securities mature on January 7, 2033, and were callable at the option of Trustmark, in whole or in part, on January 7, 2008.  Both the trust preferred securities and junior subordinated debt securities bear interest at a variable rate per annum equal to the three-month LIBOR plus 3.35%.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.

As defined in applicable accounting standards, both Trustmark Preferred Capital Trust I and Republic Bancshares Capital Trust I, wholly-owned subsidiaries of Trustmark, are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

At December 31, 2008, and December 31, 2007, total combined assets for the Trust and Republic Trust totaled $70.1 million resulting from their investment in subordinated debentures issued by Trustmark.  Combined liabilities and shareholder’s equity also totaled $70.1 million, resulting from the issuance of trust preferred securities in the amount of $68.0 million, as well as $2.1 million in common securities issued to Trustmark.  During 2008, combined net income equaled $116.4 thousand resulting from interest income from junior subordinated debt securities issued by Trustmark to the Trust and Republic Trust compared with $155.9 thousand during 2007.  Dividends issued to Trustmark during 2008 totaled $ 116.4 thousand compared to $155.9 thousand during 2007.

Note 12 – Income Taxes

The income tax provision included in the statements of income is as follows ($ in thousands):

Current	2008	2007	2006
Federal	$52,891	$51,729	$46,503
State	8,652	8,499	7,433
Deferred
Federal	(15,360)	(5,067)	6,919
State	(2,313)	(759)	1,029
Income tax provision	$43,870	$54,402	$61,884

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	2008	2007	2006
Income tax computed at statutory tax rate	$47,700	$57,049	$63,405
Tax exempt interest	(4,791)	(5,027)	(5,272)
Nondeductible interest expense	457	679	552
State income taxes, net	4,120	5,031	5,500
Income tax credits	(3,372)	(2,185)	(1,847)
Other	(244)	(1,145)	(454)
Income tax provision	$43,870	$54,402	$61,884

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2008 and 2007, which are included in other assets ($ in thousands):

Deferred tax assets	2008	2007
Allowance for loan losses	$36,308	$30,543
Pension and other postretirement benefit plans	23,003	16,024
Other real estate	6,976	878
Stock-based compensation	4,612	3,416
Deferred compensation	3,501	4,604
Mortgage servicing rights	2,180	-
Unrealized losses on securities available for sale	-	440
Other	6,297	5,358
Gross deferred tax asset	82,877	61,263

Deferred tax liabilities
Goodwill and other identifiable intangibles	15,217	15,279
Premises and equipment	12,220	10,730
Unrealized gains on securities available for sale	11,385	-
Securities	5,042	4,956
Mortgage servicing rights	-	8,431
Other	2,565	2,412
Gross deferred tax liability	46,429	41,808
Net deferred tax asset	$36,448	$19,455

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that all deferred tax assets will be realized.

The following table provides a summary of the changes during the 2008 calendar year in the amount of unrecognized tax benefits that are included in income taxes payable on the consolidated balance sheet ($ in thousands):

Balance at January 1, 2008	$1,174

Increases due to tax positions taken during the current year	591
Increases due to tax positions taken during the prior year	300
Decreases due to tax positions taken during a prior year	(140)
Decreases due to settlements with taxing authorities during the current year	(121)
Decreases due to the lapse of applicable statute of limitations during the current year	(255)

Balance at December 31, 2008	$1,549

Accrued interest, net of federal benefit, at December 31, 2008	$194

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2008	$1,209

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2002 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 13 – Defined Benefit and Other Postretirement Benefits

Capital Accumulation Plan
Trustmark maintains a noncontributory defined benefit plan (Trustmark Capital Accumulation Plan) which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  The following tables present information regarding the plan's benefit obligation, plan assets, funded status of the plan, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures ($ in thousands):

	December 31,
	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$84,868	$82,340
Service cost	1,645	1,306
Interest cost	4,936	4,697
Actuarial loss	1,163	1,981
Benefits paid	(5,427)	(5,456)
Prior service cost due to amendment	223	-
Benefit obligation, end of year	$87,408	$84,868

Change in plan assets
Fair value of plan assets, beginning of year	$79,402	$77,868
Actual return on plan assets	(24,567)	6,990
Employer contributions	17,500	-
Benefit payments	(5,427)	(5,456)
Fair value of plan assets, end of year	$66,908	$79,402

Funded status at end of year - net liability	$(20,500)	$(5,466)

Amounts recognized in accumulated other comprehensive loss
Net loss	$46,400	$16,936
Prior service credits	(2,015)	(2,747)
Amounts recognized	$44,385	$14,189

	Years Ended December 31,
	2008	2007	2006
Net periodic benefit cost
Service cost	$1,645	$1,306	$2,404
Interest cost	4,936	4,697	4,432
Expected return on plan assets	(5,593)	(5,290)	(5,238)
Amortization of prior service cost	(510)	(510)	(376)
Recognized net actuarial loss	1,859	2,254	2,461
Net periodic benefit cost	$2,337	$2,457	$3,683

Other changes in plan assets and benefit obligation recognized in other comprehensive loss, before taxes
Net loss (gain)	$29,464	$(1,973)	$18,909
Prior service cost	223	-	(3,257)
Amortization of prior service cost	510	510	-
Total recognized in other comprehensive loss	$30,197	$(1,463)	$15,652

Total recognized in net periodic benefit cost and other comprehensive loss	$32,534	$994	$19,335

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	6.00%	6.00%	6.00%
Discount rate for net periodic benefit cost	6.00%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Capital Accumulation Plan Assets
Trustmark's pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	2008	2007
Cash and cash equivalents	39.9%	2.0%
Fixed income securities	-	14.9%
Equity mutual funds	53.7%	75.5%
Fixed income hedge fund	6.4%	7.6%
Total	100.0%	100.0%

The strategic objective of the plan focuses on capital growth with moderate income.  The plan is managed on a total return basis with the return objective set as a reasonable actuarial rate of return on plan assets net of investment management fees.  Moderate risk is assumed given the average age of plan participants and the need to meet the required rate of return.  Equity and fixed income securities are utilized to allow for capital appreciation while fully diversifying the portfolio with more conservative fixed income investments.  The target asset allocation range for the portfolio is 0-10% Cash and Cash Equivalents, 10-30% Fixed Income, 30-55% Domestic Equity, 10-30% International Equity and 0-20% Other Investments.  Changes in allocations are a result of tactical asset allocation decisions and fall within the aforementioned percentage range for each major asset class.  At December 31, 2008, the balance held in cash and cash equivalents includes a temporary short-term investment, which is the result of a $17.5 million company contribution made in late December.  During the first quarter of 2009, this balance will be redistributed among other investments to realign according to policy guidelines.

Trustmark selects the expected long-term rate-of-return-on-assets assumption in consultation with its investment advisors and actuary.  This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust and for the trust itself.  Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period in which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Contributions
The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  For 2008, the minimum required contribution was zero; however, due to a sharp decline in the value of pension assets, Trustmark made a voluntary contribution to the plan in the amount of $17.5 million in the fourth quarter. The 2009 minimum required contribution is expected to be zero.  The actual amount of the contribution will be determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.

Estimated Future Benefit Payments and Other Disclosures
The following plan benefit payments, which reflect expected future service, are expected to be paid ($ in thousands):

Year	Amount
2009	$9,897
2010	7,869
2011	8,388
2012	7,840
2013	7,164
2014-2018	31,012

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2009 include a loss of $3.5 million and prior service credit of $482 thousand.  No amounts related to transition assets or liabilities are expected to be recognized and no plan assets are expected to be returned during 2009.

Supplemental Retirement Plan
Trustmark maintains a non-qualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31. The following tables present information regarding the plan's benefit obligation, plan assets, funded status of the plan, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures ($ in thousands):

	December 31,
	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$34,482	$31,013
Service cost	1,167	1,296
Interest cost	2,091	1,815
Actuarial loss	1,398	1,949
Benefits paid	(1,523)	(1,599)
Prior service cost due to amendment	146	8
Benefit obligation, end of year	$37,761	$34,482

Change in plan assets
Fair value of plan assets, beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contributions	1,523	1,599
Benefit payments	(1,523)	(1,599)
Fair value of plan assets, end of year	$-	$-

Funded status at end of year - net liability	$(37,761)	$(34,482)

Amounts recognized in accumulated other comprehensive loss
Net loss	$7,504	$6,352
Prior service cost	1,708	1,710
Amounts recognized	$9,212	$8,062

	Years Ended December 31,
	2008	2007	2006
Net periodic benefit cost
Service cost	$1,167	$1,296	$1,599
Interest cost	2,091	1,815	1,651
Amortization of prior service cost	148	139	139
Recognized net actuarial loss	246	94	148
Net periodic benefit cost	$3,652	$3,344	$3,537

Other changes in plan assets and benefit obligation recognized in other comprehensive loss, before taxes
Net loss (gain)	$1,152	$1,855	$(652)
Prior service cost	146	8	1,981
Amortization of prior service cost	(148)	(139)	(139)
Total recognized in other comprehensive loss	$1,150	$1,724	$1,190
Total recognized in net periodic benefit cost and other comprehensive loss	$4,802	$5,068	$4,727

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	6.00%	6.00%	6.00%
Discount rate for net periodic benefit cost	6.00%	6.00%	5.75%

Estimated Supplemental Retirement Plan Payments and Other Disclosures
The following supplemental retirement plan benefit payments are expected to be paid in the following years ($ in thousands):

Year	Amount
2009	$1,745
2010	2,176
2011	2,269
2012	2,347
2013	2,554
2014 - 2018	14,800

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2009 include a gain of $250 thousand and prior service cost of $158 thousand.  No amounts related to transition assets or liabilities are expected to be recognized during 2009.

Other Benefit Plans
Defined Contribution Plan
Trustmark provides associates with a self-directed 401(k) retirement plan which allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark's contributions to this plan were $5.2 million in 2008, $5.3 million in 2007 and $3.8 million in 2006.

Note 14 – Stock and Incentive Compensation Plans

Trustmark has granted and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors upon whose judgment, interest and special efforts the successful conduct of its operations is largely dependent.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  The maximum number of shares of Trustmark’s common stock available for issuance under the 2005 Plan is 5,519,825 shares which equals the sum of (1) 6,000,000 common shares plus (2) the number of outstanding options under the 1997 Plan, which expire or are otherwise terminated or forfeited after May 10, 2005.

Stock Option Grants
Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  Stock option-based compensation expense for these plans totaled $858 thousand in 2008, $1.2 million in 2007 and $1.9 million in 2006.  At December 31, 2008, Trustmark had $1.3 million in total compensation expense not yet recognized for nonvested stock option awards.  This unrecognized compensation expense is expected to be recognized over a weighted-average life of 2.0 years.  As reflected in the tables below, no stock options have been granted since 2006, when Trustmark began granting restricted stock awards.

The following table summarizes Trustmark’s stock option activity for 2008, 2007, and 2006:

	2008		2007		2006
		Average		Average		Average
		Option		Option		Option
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,954,360	$25.42	1,996,035	$25.46	2,016,930	$24.44
Granted	-	-	-	-	272,700	31.55
Exercised	(28,150)	21.92	(17,575)	24.97	(233,020)	22.89
Forfeited	(130,036)	24.20	(24,100)	29.17	(60,575)	28.67
Outstanding, end of year	1,796,174	25.57	1,954,360	25.42	1,996,035	25.46

Exercisable, end of year	1,545,174	24.82	1,504,305	24.18	1,242,133	23.47

Aggregate Intrinsic Value
Outstanding, end of year	$597,450		$2,951,605		$15,173,001
Exercisable, end of year	$597,450		$2,951,605		$11,920,289

The total intrinsic value of options exercised was $204 thousand in 2008, $66 thousand in 2007 and $2.0 million in 2006.  The following table presents information on stock options by ranges of exercise prices at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted-
	Outstanding	Average	Average	Exercisable	Average	Average
Range of	December 31,	Remaining Years	Exercise	December 31,	Remaining Years	Exercise
Exercise Prices	2008	To Expiration	Price	2008	To Expiration	Price
$16.17 - $19.41	169,350	1.4	$18.06	169,350	1.4	$18.06
$19.41 - $22.64	205,725	2.4	21.68	205,725	2.4	21.68
$22.64 - $25.88	577,949	3.1	24.38	577,949	3.1	24.38
$25.88 - $29.11	596,000	4.4	27.73	487,520	5.6	27.61
$29.11 - $32.35	247,150	4.3	31.49	104,630	4.4	31.41
	1,796,174	3.5	25.57	1,545,174	3.9	24.82

The following table reflects the fair value of stock option awards at their grant dates and the weighted-average assumptions which were utilized in the Black-Scholes option-pricing model for 2006.  No stock options were granted during 2007 and 2008.

2006
Fair value of options	$7.28
Risk-free interest rate	5.01%
Expected volatility	25.17%
Expected dividend yield	2.79%
Expected life (in years)	5

Restricted Stock Grants
Performance Awards
Trustmark’s performance awards are granted to Trustmark’s executive and senior management team, as well as Trustmark’s Board of Directors. Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) or return on average equity (ROAE) and total shareholder return (TSR) compared to a defined peer group. Awards based on TSR are valued under SFAS No. 123R utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE and ROAE awards are valued under SFAS No. 123R, utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. The restriction period for performance awards covers a three-year vesting period.  These awards are recognized on the straight-line method over the requisite service period.  These awards provide for excess shares, if performance measures exceed 100 percent.  Any excess shares are granted at the end of the vesting period and vest over an additional three-year period.  The restricted share agreement provides for voting rights and dividend privileges.

Trustmark recorded compensation expense for performance awards of $2.3 million during 2008, $1.9 million during 2007 and $927 thousand during 2006. At December 31, 2008, Trustmark had $3.4 million in total compensation expense not yet recognized for nonvested performance awards.  This unrecognized compensation expense is expected to be recognized over a weighted-average life of 3.3 years. The following table summarizes Trustmark’s performance award activity during years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	162,325	$28.77	89,075	$28.27	26,325	$28.28
Granted	76,464	20.99	75,250	30.13	67,000	28.25
Released from restriction	(26,325)	28.28	-	-	-	-
Forfeited	-	-	(2,000)	28.90	(4,250)	28.25
Nonvested shares, end of year	212,464	27.60	162,325	28.77	89,075	28.27

Time-Vested Awards
Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued under SFAS No. 123 utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period. Trustmark recorded compensation expense for time-vested stock awards of $755 thousand during 2008, $264 thousand during 2007 and $180 thousand during 2006. At December 31, 2008, Trustmark had $1.8 million in total compensation expense not yet recognized for nonvested time-vested awards.  This unrecognized compensation expense is expected to be recognized over a weighted-average life of 2.0 years. The following table summarizes Trustmark’s time-vested award activity during years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	50,219	$30.38	61,035	$31.96	-	$-
Granted	100,368	20.94	37,500	29.03	61,035	31.96
Released from Restriction	(200)	26.38	-	-	-	-
Forfeited	(10,444)	28.14	(48,316)	30.54	-	-
Nonvested shares, end of year	139,943	27.58	50,219	30.38	61,035	31.96

Note 15 – Commitments and Contingencies

Lending Related
Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2008 and 2007, Trustmark had commitments to extend credit of $1.7 billion and $1.9 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At December 31, 2008 and 2007, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $170.4 million and $170.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2008, the fair value of collateral held was $48.0 million.

Lease Commitments
Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2009 to 2028.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $6.3 million in 2008, $5.7 million in 2007 and $4.7 million in 2006. At December 31, 2007, future minimum rental commitments under noncancellable operating leases are as follows ($ in thousands):

Year	Amount
2009	$4,334
2010	3,448
2011	2,326
2012	1,605
2013	1,286
Thereafter	7,108
Total	$20,107

Legal Proceedings
Trustmark and its subsidiaries are parties to lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.  The cases are being vigorously contested.  In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark’s consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environments in states where Trustmark conducts business.

Note 16 – Shareholders' Equity

Preferred Stock
On November 21, 2008, Trustmark issued a total of 215,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (no par) liquidation preference $1,000 per share, (Senior Preferred) to the United States Department of the Treasury (Treasury) in a private placement transaction as part of the Troubled Assets Relief Program Capital Purchase Program, a voluntary initiative for U.S. financial institutions designed to support the economy by increasing financing to businesses and consumers.  In the same transaction, Trustmark also issued to the Treasury a warrant to purchase 1,647,931 shares of Trustmark’s common stock at an exercise price of $19.57 per share.

The Senior Preferred pays cumulative dividends at the rate of 5.00% of the liquidation preference per year, payable on February 15, May 15, August 15 and November 15 of each year, in arrears, until, but excluding, February 15, 2014, and from that date thereafter at the rate of 9.00% of the liquidation preference per year.  The term of the Senior Preferred is perpetual.  Trustmark may not redeem the Senior Preferred prior to February 15, 2012, unless the Senior Preferred is redeemed with the proceeds of an offering of perpetual preferred stock or common stock that (1) qualifies as Tier 1 Capital for bank regulatory purposes and (2) results in gross proceeds to Trustmark of not less than $53.8 million.  Any redemption of the Senior Preferred will be at $1,000 per share plus any accrued and unpaid dividends and shall be subject to the approval of Trustmark’s primary federal banking regulator, the Board of Governors of the Federal Reserve System.

Prior to November 21, 2011, unless Trustmark has redeemed the Senior Preferred or the Treasury has transferred all of its shares of the Senior Preferred to a third party, the consent of Treasury will be required for Trustmark to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.23 per share of common stock) or (ii) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement for the Senior Preferred.

Under Trustmark’s Articles of Incorporation, as amended, the board of directors of Trustmark has the authority, without further shareholder action; to issue a maximum of 20,000,000 shares of preferred stock, in one or more series, with such terms and for such consideration as may be fixed by the board of directors.  No preferred shares are currently issued and outstanding, other than the 215,000 shares of Trustmark’s Senior Preferred mentioned above.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of December 31, 2008, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2008.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2008, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,090,335	14.95%	$583,571	8.00%	n/a	n/a
Trustmark National Bank	1,045,769	14.52%	576,082	8.00%	$720,102	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$949,365	13.01%	$291,785	4.00%	n/a	n/a
Trustmark National Bank	909,370	12.63%	288,041	4.00%	$432,061	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$949,365	10.42%	$273,353	3.00%	n/a	n/a
Trustmark National Bank	909,370	10.13%	269,197	3.00%	$448,662	5.00%

At December 31, 2007:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$805,649	10.93%	$589,509	8.00%	n/a	n/a
Trustmark National Bank	781,725	10.75%	581,482	8.00%	$726,852	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$676,089	9.17%	$294,755	4.00%	n/a	n/a
Trustmark National Bank	658,059	9.05%	290,741	4.00%	$436,111	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$676,089	7.86%	$257,950	3.00%	n/a	n/a
Trustmark National Bank	658,059	7.79%	253,425	3.00%	$422,375	5.00%

Dividends
Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2009 approximately $44.5 million plus its net income for that year to pay as dividends.

Prior to November 21, 2011, unless Trustmark has redeemed the Senior Preferred stock or the Treasury has transferred all of its shares of the Senior Preferred to a third party, the consent of Treasury will be required for Trustmark to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.23 per share of common stock).
Common Stock Repurchase Program
Trustmark did not repurchase any common shares during 2008 and currently has no remaining authorization for repurchase of its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management is not expected to seek additional authorization from the Board of Directors to repurchase shares.

Due to Trustmark’s participation in the Treasury’s Capital Purchase Program, Trustmark must receive the consent of the Treasury in order to redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement for the Senior Preferred, unless Trustmark has redeemed the Senior Preferred or the Treasury has transferred all of its shares of the Senior Preferred to a third party.

Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Loss
Balance, January 1, 2006	$(21,526)	$8,214	$(13,312)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	6,935	(2,653)	4,282
Less: adjustment for net gains realized in net income	(1,922)	735	(1,187)
Pension and other postretirement benefit plans:
Net prior service costs arising during the period	1,415	(541)	874
Net loss arising during the period	(18,257)	6,983	(11,274)
Balance, December 31, 2006	(33,355)	12,738	(20,617)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	10,358	(3,962)	6,396
Less: adjustment for net gains realized in net income	(112)	43	(69)
Pension and other postretirement benefit plans:
Net prior service credits arising during the period	(379)	145	(234)
Net gain arising during the period	118	(45)	73
Balance, December 31, 2007	(23,370)	8,919	(14,451)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	31,420	(12,018)	19,402
Less: adjustment for net gains realized in net income	(505)	193	(312)
Pension and other postretirement benefit plans:		-
Net prior service credits arising during the period	(730)	279	(451)
Net loss arising during the period	(30,615)	11,710	(18,905)
Balance, December 31, 2008	$(23,800)	$9,083	$(14,717)

Note 17 – Fair Value

Financial Instruments Measured at Fair Value
On January 1, 2008, Trustmark adopted SFAS No. 157 which established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements.  In accordance with FSP No. 157-2, “Effective Date of FASB Statement No. 157,” Trustmark will defer application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.  The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008.  FSP No. 157-3 became effective for Trustmark’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which Trustmark determines the fair value of its financial assets.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 ($ in thousands):

	Total	Level 1	Level 2	Level 3
Securities available for sale	$1,542,841	$6,525	$1,536,316	$-
Loans held for sale	238,265	-	238,265	-
Mortgage servicing rights	42,882	-	-	42,882
Other assets - derivatives	12,504	11,071	-	1,433
Other liabilities - derivatives	7,367	4,635	2,732	-

The changes in Level 3 assets measured at fair value on a recurring basis as of December 31, 2008 are summarized as follows ($ in thousands):

	Other Assets - Derivatives	MSR
Balance, beginning of period	$198	$67,192
Total net gains (losses) included in net income	3,629	(43,825)
Purchases, sales, issuances and settlements, net	(2,394)	19,515
Balance, end of period	$1,433	$42,882

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2008	$1,337	$(34,838)

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets at December 31, 2008 which have been measured at fair value on a nonrecurring basis include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with SFAS No. 114.  Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans. At December 31, 2008, Trustmark had outstanding balances of $56.9 million in impaired loans that were specifically identified for evaluation in accordance with SFAS No. 114 and were charged down to net realizable value based on the fair value of the collateral or other unobservable input.  These impaired loans are classified as Level 3 in the fair value hierarchy.

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test, as well as intangible assets.  As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at December 31, 2008 and 2007, are as follows ($ in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$281,331	$281,331	$310,980	$310,980
Securities available for sale	1,542,841	1,542,841	442,345	442,345
Securities held to maturity	259,629	264,039	275,096	276,631
Loans held for sale	238,265	238,265	147,508	147,508
Net loans	6,627,481	6,718,049	6,960,941	6,990,354
Other assets - derivatives	12,504	12,504	1,839	1,839

Financial Liabilities:
Deposits	6,823,870	6,831,950	6,869,272	6,876,805
Short-term liabilities	1,542,087	1,542,087	935,117	935,117
Subordinated notes	49,741	39,765	49,709	48,125
Junior subordinated debt securities	70,104	24,969	70,104	70,104
Other liabilities - derivatives	7,367	7,367	1,727	1,727

The methodology and significant assumptions used in estimating the fair values presented above are as follows:

In cases where quoted market prices are not available, fair values are generally based on estimates using present value techniques.  These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates for those assets or liabilities cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  The estimated fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is assumed to be the same as the recorded book value.  All nonfinancial instruments, by definition, have been excluded from these disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Trustmark.

Cash and Short-Term Investments
The carrying amounts for cash and due from banks and short-term investments (federal funds sold and securities purchased under reverse repurchase agreements) approximate fair values due to their immediate and shorter-term maturities.

Securities
Estimated fair values for securities available for sale and securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Loans Held for Sale
The fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

Loans
The fair values of loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits
The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts, MMDA products and savings accounts are, by definition, equal to the amount payable on demand, which is the carrying value. Fair values for certificates of deposit are based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Other Assets and Other Liabilities – Derivatives
The fair value of derivatives used to hedge MSR (futures and exchange-traded written and purchased options) is based on quoted prices from a recognized exchange.  The fair value of interest rate lock commitments utilizes a valuation model which recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan in addition to expected net future cash flows related to loan servicing activities.  Forward sales contracts are derivative instruments whose fair value is determined based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

Short-Term Liabilities
The carrying amounts for federal funds purchased, securities sold under repurchase agreements and other borrowings approximate their fair values.

Subordinated Notes
Fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar subordinated notes.

Junior Subordinated Debt Securities
Fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar junior subordinated debt securities.

Off-Balance Sheet Instruments
The fair values of loan commitments and letters of credit approximate the fees currently charged for similar agreements or the estimated cost to terminate or otherwise settle similar obligations.  The fees associated with these financial instruments, or the estimated cost to terminate, as applicable, are immaterial.

Note 18 – Derivative Financial Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $583.4 million at December 31, 2008, with a valuation adjustment of negative $1.2 million, compared to $211.3 million, with a valuation adjustment of negative $686 thousand as of December 31, 2007.

Trustmark utilizes derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of the derivative instrument are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR attributable to market changes.  During 2008, the impact of implementing this strategy resulted in a net positive ineffectiveness from hedging of $11.1 million compared with a net positive ineffectiveness of $1.2 million during 2007.

Interest rate swaps are derivative instruments under which two parties agree to make interest payments on a notional principal amount.  In a generic swap, one party pays a fixed interest rate and receives a floating interest rate, while the other party receives a fixed interest rate and pays a floating interest rate.  During 2006, Trustmark’s remaining interest rate swaps matured.  These swaps, which had been designated as fair value hedges, were originally initiated to mitigate the effects of further changes in the fair value of specific, noncallable, nonprepayable, fixed rate advances from the FHLB by agreeing to pay a floating interest rate tied to LIBOR.

Trustmark has utilized an interest rate risk strategy that included caps and floors.  The intent of utilizing these derivative instruments was to reduce the risk associated with the effects of significant movements in interest rates.  Caps and floors, which are not designated as hedging instruments, are options linked to a notional principal amount and an underlying indexed interest rate.  Exposure to loss on these options will increase or decrease as interest rates fluctuate.  Trustmark’s interest rate cap contracts matured in 2006. Trustmark did not hold any interest rate floor contracts during the years presented.

Note 19 – Segment Information

Trustmark’s management reporting structure includes four segments: General Banking, Wealth Management, Insurance and Administration.   General Banking is responsible for all traditional banking products and services, including loans and deposits.  Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust, and retirement services, as well as life insurance and risk management services provided by TRMI, a wholly-owned subsidiary of TNB.  Insurance includes two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverages.  Administration includes all other activities that are not directly attributable to one of the major lines of business.  Administration consists of internal operations such as Human Resources, Executive Administration, Treasury Administration and Corporate Finance.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called "funds transfer pricing," charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the Administration Division, which contains the management team responsible for determining the bank's funding and interest rate risk strategies.   During 2008, net interest income increased in the Administration Division primarily from two factors.  As a result of a steeper yield curve, the earnings credit to segments on deposits declined by a greater amount than the cost of funds charged to segments on loans. Also, additional interest income was recognized from growth in the securities portfolio which is held in the Administration Division. During 2006 and 2007, Trustmark updated its estimates for probable losses resulting from Hurricane Katrina and released pretax provision for loan losses of $7.8 million and $642 thousand, respectively.  Management has determined that these adjustments, due to their unusual nature, should be included in the Administration Division.

The following table discloses financial information by reportable segment for the periods ended December 31, 2008, 2007 and 2006 ($ in thousands).  Prior periods have been conformed with the current period presentation.

	General
	Banking	Insurance	Wealth Mgt.	Admin.
	Division	Division	Division	Division	Total
For the year ended December 31, 2008
Net interest income from external customers	$283,623	$-	$5,017	$30,520	$319,160
Internal funding	(28,435)	224	(941)	29,152	-
Net interest income	255,188	224	4,076	59,672	319,160
Provision for loan losses	76,158	-	(23)	277	76,412
Net interest income after provision for loan losses	179,030	224	4,099	59,395	242,748
Noninterest income	111,462	32,544	28,573	4,679	177,258
Noninterest expense	205,434	24,133	20,940	33,212	283,719
Income before income taxes	85,058	8,635	11,732	30,862	136,287
Income taxes	29,334	3,258	4,163	7,115	43,870
Segment net income	$55,724	$5,377	$7,569	$23,747	$92,417

Selected Financial Information
Average assets	$7,481,713	$20,489	$98,240	$1,530,745	$9,131,187
Depreciation and amortization	$21,112	$433	$331	$5,038	$26,914

For the year ended December 31, 2007
Net interest income (expense) from external customers	$294,373	$(3)	$4,947	$1,466	$300,783
Internal funding	(16,733)	-	(922)	17,655	-
Net interest income (expense)	277,640	(3)	4,025	19,121	300,783
Provision for loan losses	23,409	-	4	371	23,784
Net interest income (expense) after provision for loan losses	254,231	(3)	4,021	18,750	276,999
Noninterest income	101,173	35,574	26,433	(733)	162,447
Noninterest expense	196,466	24,285	19,848	35,850	276,449
Income (loss) before income taxes	158,938	11,286	10,606	(17,833)	162,997
Income taxes	54,846	4,378	3,756	(8,578)	54,402
Segment net income (loss)	$104,092	$6,908	$6,850	$(9,255)	$108,595

Selected Financial Information
Average assets	$7,373,472	$21,670	$90,533	$1,360,162	$8,845,837
Depreciation and amortization	$21,369	$407	$383	$5,604	$27,763

For the year ended December 31, 2006
Net interest income (expense) from external customers	$278,083	$(8)	$4,552	$(2,056)	$280,571
Internal funding	(6,679)	-	(470)	7,149	-
Net interest income (expense)	271,404	(8)	4,082	5,093	280,571
Provision for loan losses	3,687	-	1	(9,626)	(5,938)
Net interest income (expense) after provision for loan losses	267,717	(8)	4,081	14,719	286,509
Noninterest income	94,876	34,279	23,696	2,277	155,128
Noninterest expense	185,617	23,384	18,888	32,591	260,480
Income (loss) before income taxes	176,976	10,887	8,889	(15,595)	181,157
Income taxes	61,129	4,224	3,241	(6,710)	61,884
Segment net income (loss)	$115,847	$6,663	$5,648	$(8,885)	$119,273

Selected Financial Information
Average assets	$6,801,864	$25,065	$88,695	$1,511,864	$8,427,488
Depreciation and amortization	$21,111	$392	$422	$4,764	$26,689

Note 20 – Parent Company Only Financial Information
($ in thousands)

Condensed Balance Sheets		December 31,
Assets:		2008	2007
Investment in banks		$1,225,505	$987,365
Other assets		23,633	9,778
Total Assets		$1,249,138	$997,143

Liabilities and Shareholders' Equity:
Accrued expense		$568	$403
Borrowings		-	7,000
Junior subordinated debt securities		70,104	70,104
Shareholders' equity		1,178,466	919,636
Total Liabilities and Shareholders' Equity		$1,249,138	$997,143

Condensed Statements of Income	Years Ended December 31,
Revenue:	2008	2007	2006
Dividends received from banks	$65,558	$96,228	$85,741
Earnings of subsidiaries over distributions	29,468	15,922	34,238
Other income	241	326	1,862
Total Revenue	95,267	112,476	121,841
Expense:
Interest expense	181	444	628
Other expense	2,669	3,437	1,940
Total Expense	2,850	3,881	2,568
Net Income	92,417	108,595	119,273
Preferred stock dividends	1,165	-	-
Accretion of discount on preferred stock	188	-	-
Net Income Available to Common Shareholders	$91,064	$108,595	$119,273

Condensed Statements of Cash Flows	Years Ended December 31,
Operating Activities:	2008	2007	2006
Net income	$92,417	$108,595	$119,273
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(29,468)	(15,922)	(34,238)
Other	342	(583)	1,043
Net cash provided by operating activities	63,291	92,090	86,078

Investing Activities:
Payment for investments in subsidiaries	(205,000)	-	(212,669)
Proceeds from maturities of securities available for sale	4,002	3,172	-
Proceeds from sales of securities available for sale	-	-	15,409
Purchases of securities available for sale	(1,531)	(7,167)	-
Proceeds from sale of other assets	-	3,550	-
Net cash used in investing activities	(202,529)	(445)	(197,260)

Financing Activities:
Proceeds from line of credit	-	17,000	-
Repayments of line of credit	(7,000)	(21,000)	-
Proceeds from issuance of junior subordinated debt securities	-	-	70,104
Proceeds from issuance of preferred stock and warrant	215,000	-	-
Cash dividends	(53,022)	(51,472)	(48,634)
Common stock transactions, net	765	(38,410)	90,336
Net cash provided by (used in) financing activities	155,743	(93,882)	111,806
Increase (decrease) in cash and cash equivalents	16,505	(2,237)	624
Cash and cash equivalents at beginning of year	2,973	5,210	4,586
Cash and cash equivalents at end of year	$19,478	$2,973	$5,210

Trustmark (parent company only) paid income taxes of approximately $56.9 million in 2008, $53.9 million in 2007 and $56.3 million in 2006. Interest paid was $220 thousand during 2008, $511 thousand during 2007 and $523 thousand for 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2008.

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

Management Report on Internal Control over Financial Reporting
The management of Trustmark Corporation (Trustmark) is responsible for establishing and maintaining adequate internal control over financial reporting.  Trustmark’s internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Treasurer (Principal Financial Officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2008 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi
February 26, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements
The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2008 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements (Notes 1 through 20)

A-2.  Financial Statement Schedules
The schedules to the consolidated financial statements set forth by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

A-3.  Exhibits
The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission.  Copies of individual exhibits will be furnished to shareholders upon written request to Trustmark and payment of a reasonable fee.

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

3-a
Articles of Incorporation of Trustmark, as amended to April 9, 2002.  Incorporated herein by reference to Exhibit 3-a to Trustmark’s  Form 10-K Annual Report for the year ended December  31, 2002, filed on March 21, 2003.

3-b	Amended and Restated Bylaws of Trustmark. Incorporated herein by reference to Exhibit 3.2 to Trustmark’s Form 8-K Current Report filed on November 25, 2008.
3-c
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, attached to the Articles of Amendment of Trustmark. Incorporated herein by reference to Exhibit 3.1 to Trustmark’s Form 8-K Current Report filed on November 25, 2008.

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

4-e	Warrant to Purchase 1,647,931 Shares of Common Stock of Trustmark. Incorporated herein by reference to Exhibit 4.1 to Trustmark’s Form 8-K Current Report filed on November 25, 2008.
4-f	Form of Preferred Stock Certificate. Incorporated herein by reference to Exhibit 4.2 to Trustmark’s Form 8-K Current Report filed on November 25, 2008.
10-a
Deferred Compensation Plan for Executive Officers (Executive Deferral Plan-Group 2) of Trustmark National Bank, as amended.  Filed as Exhibit 10-a to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference.

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

10-e
Deferred Compensation Plan for Directors (Directors’ Deferred Fee Plan) of Trustmark National Bank, as amended.  Filed as Exhibit 10-e to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference.

10-f
Deferred Compensation Plan for Executives (Executive Deferral Plan-Group 1) of Trustmark National Bank, as amended.  Filed as Exhibit 10-f to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference.

10-g
Trustmark Corporation Deferred Compensation Plan (Master Plan Document), as amended. Filed as Exhibit 10-g to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference.

10-h
Amended and Restated Employment Agreement between Trustmark Corporation and Richard G. Hickson, dated as of November 20, 2008. Filed as Exhibit 10.3 to Trustmark’s Form 8-K Current Report filed on November 25, 2008, incorporated herein by reference.

10-i
Amended and Restated Change in Control Agreement between Trustmark Corporation and Gerard R. Host dated October 23, 2007.  Filed as Exhibit 10-i to Trustmark’s Form 10- K Annual Report for the year ended December 31, 2007, incorporated herein by reference.

10-j
Amended and Restated Change in Control Agreement between Trustmark Corporation and Harry M. Walker dated October 23, 2007.  Filed as Exhibit 10-j to Trustmark’s Form 10- K Annual Report for the year ended December 31, 2007, incorporated herein by reference.

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

10-o
Termination Amendment to the Second Amended Trustmark Corporation 1997 Long Term Incentive Plan.  Filed May 16, 2005, as Exhibit 10-e to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-p	Revised Form of Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan).
10-q	Revised Form of Time-Based Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan).
10-r
First Amendment to Trustmark Corporation Deferred Compensation Plan (Master Plan Document).  Filed November 7, 2008, as Exhibit 10-r to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008, incorporated herein by reference.

10-s
Letter Agreement including Securities Purchase Agreement between Trustmark and the United States Department of Treasury.  Incorporated herein by reference to Exhibit 10.1 to Trustmark’s Form 8-K Current Report filed on November 25, 2008.

10-t	Form of Waiver executed by Trustmark Senior Executive Officers. Incorporated herein by reference to Exhibit 10.2 to Trustmark’s Form 8-K Current Report filed November 25, 2008.
10-u	Omnibus Benefit Plan Amendment dated November 21, 2008. Incorporated herein by reference to Exhibit 10.4 to Trustmark’s Form 8-K Current Report filed November 25, 2008.
10-v	Cash-Settled Performance-Based Restricted Stock Unit Award Agreement between Trustmark and Rickard G. Hickson dated January 27, 2009.
21	List of Subsidiaries.
23	Consent of KPMG LLP.
31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	February 26, 2009	DATE:	February 26, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 26, 2009	BY:	/s/ Reuben V. Anderson
Reuben V. Anderson, Director

DATE: February 26, 2009	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE: February 26, 2009	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE: February 26, 2009	BY:	/s/ C. Gerald Garnett
C. Gerald Garnett, Director

DATE: February 26, 2009	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Director

DATE: February 26, 2009	BY:	/s/ Richard G. Hickson
Richard G. Hickson, Chairman, President,
Chief Executive Officer and Director

DATE: February 26, 2009	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: February 26, 2009	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: February 26, 2009	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: February 26, 2009	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE: February 26, 2009	BY:	/s/ Kenneth W. Williams
Kenneth W. Williams, Director

DATE: February 26, 2009	BY:	/s/ William G. Yates, Jr.
William G. Yates, Jr., Director