Form 10-Q
period 2009-03-31
TRUSTMARK CORP
filed 2009-05-11
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

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

As of April 30, 2009, there were 57,378,318 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks (noninterest-bearing)	$231,211	$257,930
Federal funds sold and securities purchased under reverse repurchase agreements	8,014	23,401
Securities available for sale (at fair value)	1,613,047	1,542,841
Securities held to maturity (fair value: $263,679 - 2009; $264,039 - 2008)	256,677	259,629
Loans held for sale	301,691	238,265
Loans	6,640,597	6,722,403
Less allowance for loan losses	100,358	94,922
Net loans	6,540,239	6,627,481
Premises and equipment, net	157,068	156,811
Mortgage servicing rights	45,256	42,882
Goodwill	291,104	291,104
Identifiable intangible assets	22,820	23,821
Other assets	308,587	326,744
Total Assets	$9,775,714	$9,790,909

Liabilities
Deposits:
Noninterest-bearing	$1,504,032	$1,496,166
Interest-bearing	5,652,908	5,327,704
Total deposits	7,156,940	6,823,870
Federal funds purchased and securities sold under repurchase agreements	607,083	811,129
Short-term borrowings	448,380	730,958
Long-term FHLB advances	75,000	-
Subordinated notes	49,750	49,741
Junior subordinated debt securities	70,104	70,104
Other liabilities	168,089	126,641
Total Liabilities	8,575,346	8,612,443

Shareholders' Equity
Preferred stock - authorized 20,000,000 shares Series A, no par value, (liquidation preference $1,000 per share) Issued and outstanding: 215,000 shares - 2009 and 2008;	205,564	205,126
Common stock, no par value: Authorized: 250,000,000 shares Issued and outstanding: 57,378,318 shares - 2009; 57,324,737 shares - 2008	11,955	11,944
Capital surplus	142,167	139,471
Retained earnings	845,779	836,642
Accumulated other comprehensive loss, net of tax	(5,097)	(14,717)
Total Shareholders' Equity	1,200,368	1,178,466
Total Liabilities and Shareholders' Equity	$9,775,714	$9,790,909

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest Income
Interest and fees on loans	$90,627	$118,050
Interest on securities:
Taxable	21,654	5,857
Tax exempt	1,192	1,356
Interest on federal funds sold and securities purchased under reverse repurchase agreements	19	179
Other interest income	313	572
Total Interest Income	113,805	126,014

Interest Expense
Interest on deposits	22,540	43,363
Interest on federal funds purchased and securities sold under repurchase agreements	364	3,073
Other interest expense	2,352	4,829
Total Interest Expense	25,256	51,265
Net Interest Income	88,549	74,749
Provision for loan losses	16,866	14,243

Net Interest Income After Provision for Loan Losses	71,683	60,506

Noninterest Income
Service charges on deposit accounts	12,568	12,564
Insurance commissions	7,422	8,256
Wealth management	5,555	7,198
General banking - other	5,407	5,788
Mortgage banking, net	10,907	11,056
Other, net	1,115	3,221
Securities gains, net	30	433
Total Noninterest Income	43,004	48,516

Noninterest Expense
Salaries and employee benefits	43,425	43,584
Services and fees	10,000	9,430
Net occupancy - premises	5,178	4,801
Equipment expense	4,166	4,074
Other expense	11,638	7,937
Total Noninterest Expense	74,407	69,826
Income Before Income Taxes	40,280	39,196
Income taxes	13,795	13,017
Net Income	26,485	26,179
Preferred stock dividends	2,688	-
Accretion of discount on preferred stock	438	-
Net Income Available to Common Shareholders	$23,359	$26,179

Earnings Per Common Share
Basic	$0.41	$0.46

Diluted	$0.41	$0.46

Dividends Per Common Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2009	2008
Balance, January 1,	$1,178,466	$919,636

Net income per consolidated statements of income	26,485	26,179
Other comprehensive income:
Net change in fair value of securities available for sale	9,176	3,482
Net change in defined benefit plans	444	-
Comprehensive income	36,105	29,661
Preferred dividends paid	(2,508)	-
Common stock dividends paid	(13,314)	(13,250)
Common stock issued-net, long-term incentive plans	(275)	-
Excess tax benefit from stock-based compensation arrangements	373	188
Compensation expense, long-term incentive plans	1,521	1,106
Balance, March 31,	$1,200,368	$937,341

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income	$26,485	$26,179
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	16,866	14,243
Depreciation and amortization	7,053	6,904
Net (accretion) amortization of securities	(48)	244
Securities gains, net	(30)	(433)
Gains on sales of loans	(4,614)	(1,090)
Deferred income tax benefit	(5,003)	(4,731)
Proceeds from sales of loans held for sale	489,493	310,355
Purchases and originations of loans held for sale	(567,326)	(356,886)
Originations of mortgage servicing rights	(5,369)	(4,479)
Net decrease in other assets	20,268	14,461
Net increase in other liabilities	9,838	4,581
Other operating activities, net	1,634	11,055
Net cash (used in) provided by operating activities	(10,753)	20,403

Investing Activities
Proceeds from calls and maturities of securities held to maturity	8,322	7,804
Proceeds from calls and maturities of securities available for sale	69,472	79,581
Proceeds from sales of securities available for sale	-	42,879
Purchases of securities held to maturity	(5,326)	-
Purchases of securities available for sale	(92,082)	(218,643)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	15,387	1,975
Net decrease in loans	63,227	14,854
Purchases of premises and equipment	(3,156)	(2,638)
Proceeds from sales of premises and equipment	11	1
Proceeds from sales of other real estate	4,046	361
Net cash provided by (used in) investing activities	59,901	(73,826)

Financing Activities
Net increase in deposits	333,070	475,063
Net decrease in federal funds purchased and securities sold under repurchase agreements	(204,046)	(27,332)
Net decrease in short-term borrowings	(264,167)	(384,029)
Proceeds from long-term FHLB advances	75,000	-
Preferred stock dividends	(2,508)	-
Common stock dividends	(13,314)	(13,250)
Common stock issued-net, long-term incentive plan	(275)	-
Excess tax benefit from stock-based compensation arrangements	373	188
Net cash (used in) provided by financing activities	(75,867)	50,640

Decrease in cash and cash equivalents	(26,719)	(2,783)
Cash and cash equivalents at beginning of period	257,930	292,983
Cash and cash equivalents at end of period	$231,211	$290,200

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2008 annual report on Form 10-K.  Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

NOTE 2 – SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following table is a summary of the estimated fair value of securities available for sale and the amortized cost of securities held to maturity ($ in thousands):

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities Available for Sale
U.S. Treasury and other U.S. Government agencies	$25,601	$26,019	$31,323	$31,892
Obligations of states and political subdivisions	124,577	125,366	98,323	98,653
Mortgage-backed securities
Pass-through securities:
Guaranteed by GNMA	10,271	10,658	8,476	8,726
Issued by FNMA and FHLMC	78,018	79,007	18,519	19,186
Other mortgage-backed securities:
Issued or guaranteed by FNMA, FHLMC, or GNMA	1,321,731	1,363,928	1,348,181	1,376,514
Corporate debt securities	8,224	8,069	8,254	7,870
Total securities available for sale	$1,568,422	$1,613,047	$1,513,076	$1,542,841

Securities Held to Maturity
Obligations of states and political subdivisions	$95,799	$98,131	$102,901	$105,141
Mortgage-backed securities
Pass-through securities:
Guaranteed by GNMA	5,325	5,355	-	-
Other mortgage-backed securities:
Issued or guaranteed by FNMA, FHLMC, or GNMA	155,553	160,193	156,728	158,898
Total securities held to maturity	$256,677	$263,679	$259,629	$264,039

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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	March 31,	December 31,
	2009	2008
Loans secured by real estate:
Construction, land development and other land loans	$1,000,020	$1,028,788
Secured by 1-4 family residential properties	1,601,600	1,524,061
Secured by nonfarm, nonresidential properties	1,425,937	1,422,658
Other real estate secured	184,204	186,915
Commercial and industrial loans	1,258,887	1,305,938
Consumer loans	804,958	895,046
Other loans	364,991	358,997
Loans	6,640,597	6,722,403
Less allowance for loan losses	100,358	94,922
Net loans	$6,540,239	$6,627,481

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning balance	$94,922	$79,851
Loans charged-off	(14,015)	(15,176)
Recoveries	2,585	2,900
Net charge-offs	(11,430)	(12,276)
Provision for loan losses	16,866	14,243
Balance at end of period	$100,358	$81,818

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio.  Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as on other regulatory guidance.  Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, with adjustments considering environmental factors such as current economic events, industry and geographical conditions and portfolio performance indicators.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans  and net charge-offs or recoveries, among other factors, in compliance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses published by the governmental regulating agencies for financial services companies.  This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received, and valuation adjustments on impaired loans that may be susceptible to significant changes. Management believes that the allowance for loan losses adequately provides for probable losses in its loan portfolio at March 31, 2009.

At March 31, 2009 and December 31, 2008, the carrying amounts of nonaccrual loans, which are considered for impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” were $134.5 million and $114.0 million, respectively.  When a loan is deemed to be impaired, the full difference between the carrying amount of the loan and the most likely estimate of the assets fair value of the underlying collateral less cost to sell is typically charged-off and, as such, the impaired loan has no specific allowance for loan loss reserves.  At March 31, 2009 and December 31, 2008, specifically evaluated impaired loans totaled $61.5 million and $56.9 million, respectively.  For the first three months of 2009, specific charge-offs related to impaired loans totaled $4.9 million while the provisions charged to net income totaled $3.0 million.  For the first three months of 2008, specific charge-offs related to impaired loans totaled $9.3 million while the provisions charged to net income totaled $2.3 million.  The reserves allocated specifically to impaired loans were $2.5 million at March 31, 2008 while there were no reserves allocated specifically to impaired loans at March 31, 2009.  At March 31, 2009 and December 31, 2008, nonaccrual loans, which are impaired but not specifically evaluated and written down to fair value of the underlying collateral less cost to sell, totaled $73.0 million and $57.1 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $16.0 million and $12.0 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired or nonaccrual loans during the three months ended March 31, 2009 and 2008.

NOTE 4 – MORTGAGE BANKING

Trustmark recognizes as an asset the rights to service mortgage loans for others, or mortgage servicing rights (MSR), from the sale of loans originated by Trustmark or acquired through its wholesale network.  Trustmark initially measures and carries MSR at fair value. At the end of each quarter, Trustmark determines the fair value of MSR using a valuation model that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, ancillary income and late fees.  Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark utilizes derivative instruments to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of the derivative instrument are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates. Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes. The impact of this strategy resulted in a net positive ineffectiveness of $2.1 million and $7.4 million for the quarters ended March 31, 2009 and 2008, respectively.  The accompanying table shows that the MSR value declined $352 thousand due to market changes for the quarter ended March 31, 2009. This change is due to a slight decline in mortgage rates. More than offsetting the MSR change is a $2.4 million increase in the value of derivative instruments. Although 10-year Treasury yields increased during the quarter, income produced by the steep yield curve and option premium more than offset the market value decrease of the derivative instruments.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$42,882	$67,192
Origination of servicing assets	7,205	5,131
Disposals	(1,836)	(653)
Change in fair value:
Due to market changes	(352)	(10,193)
Due to runoff	(2,643)	(2,430)
Balance at end of period	$45,256	$59,047

NOTE 5 - DEPOSITS

At March 31, 2009 and December 31, 2008, deposits consisted of the following ($ in thousands):

	March 31,	December 31,
	2009	2008
Noninterest-bearing demand deposits	$1,504,032	$1,496,166
Interest-bearing deposits:
Interest-bearing demand	1,198,322	1,128,426
Savings	1,846,427	1,658,255
Time	2,608,159	2,541,023
Total interest-bearing deposits	5,652,908	5,327,704
Total deposits	$7,156,940	$6,823,870

NOTE 6 – STOCK AND INCENTIVE COMPENSATION PLANS

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

Stock Option Grants
Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  During the first three months of 2009, there were no grants of stock option awards.  Stock option-based compensation expense for these plans totaled $177 thousand and $285 thousand for the first three months of 2009 and 2008, respectively.

Restricted Stock Grants
Performance Awards
Trustmark’s performance awards are granted to Trustmark’s executive and senior management team, as well as Trustmark’s Board of Directors. Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) or return on average equity (ROAE) and total shareholder return (TSR) compared to a defined peer group. Awards based on TSR are valued under SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE and ROAE awards are valued under SFAS No. 123R utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. The restriction period for performance awards covers a three-year vesting period.  These awards are recognized on the straight-line method over the requisite service period.  These awards provide for excess shares, if performance measures exceed 100%.  Any excess shares are granted at the end of the vesting period and vest over an additional three-year period.  The restricted share agreement provides for voting rights and dividend privileges. On January 27, 2009, Trustmark awarded 67,731 shares of performance based restricted stock to key members of its executive management team. The performance based restricted stock issued in February 2006, vested on December 31, 2008.  On February 18, 2009, the stock related to this grant was issued to the participants free of restriction.  As a result of achieving 168% of the performance goals during the performance period, 41,683 excess time-vested restricted shares were awarded and will vest on December 31, 2011. Trustmark recorded compensation expense for performance awards of $544 thousand and $622 thousand for the first three months of 2009 and 2008, respectively.

Time-Vested Awards
Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued under SFAS No. 123 utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period. On January 27, 2009, Trustmark awarded 112,123 shares of time-vested restricted stock to key members of its management team and board of directors. Trustmark recorded compensation expense for time-vested stock awards of $422 thousand and $199 thousand for the first three months of 2009 and 2008, respectively.

On March 31, 2009, Trustmark approved the payment of the 2008 bonus awards, in the form of time-vested restricted stock, earned under the Trustmark’s management incentive plan for certain named executive officers.  Trustmark participated in the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP) under the Emergency Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA).  The ARRA places limitations on Trustmark’s ability to pay cash bonuses to certain employees.  These restrictions apply during the period in which the obligation to Treasury remains outstanding (the TARP Period).  Therefore, Trustmark awarded 20,528 shares of time-vested restricted stock in lieu of a cash payment related to the amount of the 2008 bonus awards earned by certain named executive officers.  The restricted stock awards were granted under Trustmark’s 2005 Stock and Incentive Compensation Plan (the 2005 Plan) and are substantially similar to the time-based restricted stock previously granted to employees under the 2005 Plan, except that the restricted stock is entitled to receive dividends when paid and the restricted stock will vest at the end of the TARP Period.

Performance-Based Restricted Stock Unit Award
On January 27, 2009, Trustmark’s Chairman and CEO was granted a cash-settled performance-based restricted stock unit award for 23,123 units, with each unit having the value of one share of Trustmark’s common stock (the RSU award).  This award was granted in connection with an employment agreement dated November 20, 2008 that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the Trustmark’s 2005 Stock and Incentive Compensation Plan (the 2005 Plan) in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.

The RSU award may be settled only in cash and vests only if both performance-based and service-based requirements are met.  The performance-based vesting requires performance goals to be achieved within a two-year performance period commencing January 1, 2009 and ending December 31, 2010.  The performance-based vesting of the RSU award is based on the achievement of target percentages related to ROATE (50%), with vesting up to and including 100%, and TSR (50%), with vesting up to and including 100%, compared to the Trustmark’s defined peer group.  If a greater than 100% vesting level with respect to the ROATE and TSR targets is achieved in the aggregate (with the maximum being 200%), an additional award of service-based restricted stock units (Excess Units) will be granted within the first 2½ months after the performance period ends.  The number of Excess Units granted will equal the number of units awarded initially (Original Units) multiplied by the vesting percentage exceeding 100%. In addition to the performance-based vesting requirements, the RSU award’s service-based vesting provisions require continued employment with Trustmark through May 10, 2011, which is the expected date of Trustmark’s annual meeting in 2011, for the Original Units and the Excess Units to vest. Dividend equivalents on the Original Units will be credited from the award date and will vest and be paid only when and to the extent the Original Units vest. Dividend equivalents on the Excess Units will be credited from the date Trustmark grants the Excess Units, and will vest and be paid only when and to the extent the Excess Units vest.  During the first three months of 2009, Trustmark recorded compensation expense for the RSU award of $94 thousand, based on the share price of $18.38 at March 31, 2009.

NOTE 7 – BENEFIT PLANS

Capital Accumulation Plan
Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.

In an effort to control expenses, the Board voted to freeze the plan effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by IRS regulations, after the effective date.  Associates will retain their previously-earned pension benefits.

The following table presents information regarding the net periodic benefit cost for the periods ended March 31, 2009 and 2008 ($ in thousands):

	Three months ended March 31,
	2009	2008
Net periodic benefit cost
Service cost	$55	$411
Interest cost	1,209	1,234
Expected return on plan assets	(1,509)	(1,398)
Amortization of prior service cost	(127)	(127)
Recognized net actuarial loss	750	501
Net periodic benefit cost	$378	$621

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  In 2009, Trustmark’s minimum required contribution is expected to be zero.  For 2008, the minimum required contribution was zero; however, due to a sharp decline in the value of pension assets, Trustmark made a voluntary contribution to the plan in the amount of $17.5 million in the fourth quarter.

Supplemental Retirement Plan
Trustmark maintains a nonqualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  The following table presents information regarding the plan's net periodic benefit cost for periods ended March 31, 2009 and 2008 ($ in thousands):

	Three months ended March 31,
	2009	2008
Net periodic benefit cost
Service cost	$233	$292
Interest cost	552	523
Amortization of prior service cost	37	37
Recognized net actuarial loss	59	60
Net periodic benefit cost	$881	$912

NOTE 8 – CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At March 31, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $174.8 million and $162.3 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2009, the fair value of collateral held was $50.9 million.

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

NOTE 9 – EARNINGS PER SHARE

Effective January 1, 2009, Trustmark adopted Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Trustmark has determined that its outstanding nonvested stock awards and deferred stock units are not participating securities.  Based on this determination, no change has been made to Trustmark’s current computation for basic and diluted earnings per share.

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards and common stock warrants for the three months ended March 31, 2009 and 2008 totaled 1.83 million and 1.81 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Basic shares	57,351	57,283
Dilutive shares	47	29
Diluted shares	57,398	57,312

NOTE 10 - STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2009	2008
Income taxes paid	$6,280	$2,055
Interest expense paid on deposits and borrowings	24,293	53,958
Noncash transfers from loans to foreclosed properties	7,759	1,640

NOTE 11 – FAIR VALUE

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Depending on the nature of the asset or liability, Trustmark uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS No. 157, “Fair Value Measurements,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs – Valuation is based upon quoted prices for identical assets and liabilities in active markets.

Level 2 Inputs – Valuation is based upon quoted prices (other than Level 1) in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and defaults rates and inputs that are derived principally from or corroborated by observable market data.

Level 3 Inputs – Unobservable inputs reflecting the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability based on the best information available.

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

Financial Assets and Financial Liabilities
($ in thousands)

	Total	Level 1	Level 2	Level 3
Securities available for sale	$1,613,047	$759	$1,612,288	$-
Loans held for sale	301,691	-	301,691	-
Mortgage servicing rights	45,256	-	-	45,256
Other assets - derivatives	6,919	4,517	-	2,402
Other liabilities - derivatives	6,020	1,873	4,147	-

The changes in Level 3 assets measured at fair value on a recurring basis as of March 31, 2009 are summarized as follows ($ in thousands):

	Other Assets - Derivatives	MSR
Balance, beginning of period	$1,433	$42,882
Total net gains (losses) included in net income	3,640	(2,995)
Purchases, sales, issuances and settlements, net	(2,671)	5,369
Balance, end of period	$2,402	$45,256

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2009	$15	$(352)

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets at March 31, 2009, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with SFAS No. 114. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At March 31, 2009, Trustmark had outstanding balances of $61.5 million in impaired loans that were specifically identified for evaluation in accordance with SFAS No. 114 and were written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input.  These impaired loans are classified as Level 3 in the fair value hierarchy.

Nonfinancial Assets and Nonfinancial Liabilities
Certain nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first quarter of 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $7.8 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $784 thousand. Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were remeasured at fair value during the three months ended March 31, 2009.

Note 12 - Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of SFAS No. 133, all derivative instruments are required to be recognized as either assets or liabilities and be carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in mortgage banking, net in the accompanying consolidated statements of income.

Derivatives Designated as Hedging Instruments
As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133. As a fair value hedge, the ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $386.5 million at March 31, 2009, with a valuation adjustment of $4.1 million, compared to $350.0 million, with a valuation adjustment of $2.7 million as of December 31, 2008.

Derivatives not Designated as Hedging Instruments
Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $2.1 million and $7.4 million for the quarters ended March 31, 2009 and 2008, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $230.2 million at March 31, 2009, with a negative valuation adjustment of $2.5 million, compared to $233.3 million, with a negative valuation adjustment of $1.5 million as of December 31, 2008.

Tabular Disclosures
The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of March 31, 2009 as well as the effect of these derivative instruments on Trustmark’s results of operations for the three months ended March 31, 2009:

Fair Value of Derivative Instruments
March 31, 2009
($ in thousands)
	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
Statement 133
Interest rate contracts:
Forward contracts			Other liabilities	$4,147
Total				$4,147

Derivatives not designated
as hedging instruments under
Statement 133
Interest rate contracts:
Futures contracts	Other assets	$4,233
Exchange traded purchased options	Other assets	284
OTC written options (rate locks)	Other assets	2,402
Exchange traded written options			Other liabilities	$1,873
Total		$6,919		$1,873

The Effect of Derivative Instruments on the Statements of Income
For the Three Months Ended March 31, 2009
($ in thousands)

	Location of Gain	Amount of Gain
	or (Loss)	or (Loss)
Derivatives in Statement	Recognized in	Recognized in
133 Net Investment	Income on	Income on
Hedging Relationships	Derivatives	Derivatives
Interest rate contracts	Mortgage banking, net	$(1,415)

Derivatives Not Designated as Hedging
Instruments under Statement 133
Interest rate contracts	Mortgage banking, net	$3,396

NOTE 13 – SEGMENT INFORMATION

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  Beginning in 2009, Management began making its strategic decisions about General Banking as a segment that contained not only the revenues and expenses related to its traditional banking products and services but also included internal support provided by the strategic banking units within the former Administration segment such as Human Resources, Executive Administration, Treasury Administration and Corporate Finance.  Management feels that the aggregation of these two segments will allow for a more accurate determination of the financial performance of General Banking.  As a result, beginning in 2009, Management has made decisions about operating matters related to General Banking according to this new alignment. Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Also, Wealth Management provides life insurance and risk management services through TRMK Risk Management, Incorporated, a wholly owned subsidiary of Trustmark National Bank (TNB).  Insurance includes two wholly owned subsidiaries of TNB:  The Bottrell Insurance Agency and Fisher-Brown, Incorporated.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called "funds transfer pricing", charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the General Banking segment, which contains the management team responsible for determining the bank's funding and interest rate risk strategies.

The following tables disclose financial information by reportable segment for the periods ended March 31, 2009 and 2008.  All financial information presented for 2008 has been restated to reflect the combination of the former Administration segment with the General Banking segment.

Trustmark Corporation
Segment Information
($ in thousands)
	General	Wealth
	Banking	Management	Insurance
For the three months ended	Division	Division	Division	Total
March 31, 2009
Net interest income	$87,487	$982	$80	$88,549
Provision for loan losses	16,923	(57)	-	16,866
Noninterest income	29,936	5,743	7,325	43,004
Noninterest expense	63,646	5,026	5,735	74,407
Income before income taxes	36,854	1,756	1,670	40,280
Income taxes	12,551	631	613	13,795
Segment net income	$24,303	$1,125	$1,057	$26,485

Selected Financial Information
Average assets	$9,660,675	$99,208	$17,931	$9,777,814
Depreciation and amortization	$6,875	$72	$106	$7,053

For the three months ended
March 31, 2008
Net interest income	$73,678	$1,060	$11	$74,749
Provision for loan losses	14,243	-	-	14,243
Noninterest income	32,845	7,418	8,253	48,516
Noninterest expense	58,338	5,500	5,988	69,826
Income before income taxes	33,942	2,978	2,276	39,196
Income taxes	11,075	1,061	881	13,017
Segment net income	$22,867	$1,917	$1,395	$26,179

Selected Financial Information
Average assets	$8,736,043	$96,023	$19,645	$8,851,711
Depreciation and amortization	$6,725	$83	$96	$6,904

NOTE 14 – RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2009
FSP No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP No. EITF 03-6-1 stipulates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 became effective for Trustmark on January 1, 2009.  See Note 9 – Earnings Per Share for additional information on Trustmark’s adoption of FSP No. EITF 03-6-1.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”  SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 12 - Derivative Financial Instruments.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective on January 1, 2009 and did not impact Trustmark’s balance sheets or results of operations.

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141R is applicable to Trustmark’s accounting for business combinations closing on or after January 1, 2009 and, therefore, had no immediate impact upon Trustmark’s financial statements at March 31, 2009.

FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS No. 141R-1 amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS No. 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. FSP SFAS No. 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. FSP SFAS No. 141R-1 is effective for assets or liabilities arising from contingencies Trustmark acquires in business combinations occurring after January 1, 2009.

Accounting Standards Effective After March 31, 2009
Other new pronouncements issued but not effective until after March 31, 2009 include the following:

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

On April 9, 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP No. SFAS 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. Trustmark will adopt the provisions of FSP No. 157-4 during the second quarter of 2009.  Adoption of FSP No. 157-4 is not expected to significantly impact Trustmark’s financial statements.

On April 9, 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 and SFAS No. 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Trustmark will adopt the provisions of FSP SFAS No. 115-2 and SFAS No. 124-2 during the second quarter of 2009. Adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 is not expected to significantly impact Trustmark’s financial statements.

On April 9, 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS No. 107-1 and APB No. 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The new interim disclosures required by FSP SFAS No. 107-1 and APB No. 28-1 will be included in Trustmark’s interim financial statements beginning with the second quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. You should be aware that the occurrence of the events described under the caption “Risk Factors” in Trustmark’s filings with the Securities and Exchange Commission could have an adverse effect on our business, results of operations and financial condition.  Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract non-interest bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that effect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of Trustmark’s borrowers, changes in Trustmark’s ability to control expenses, changes in Trustmark’s compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business, natural disasters, acts of war or terrorism and other risks described in Trustmark’s filings with the Securities and Exchange Commission.

Although Management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Trustmark undertakes no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

OVERVIEW

The Corporation
Trustmark Corporation, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions through approximately 150 offices and 2,600 associates in the states of Florida, Mississippi, Tennessee and Texas.

Trustmark seeks to be a premier financial services company in its marketplace.  Trustmark provides a broad range of banking, wealth management, and insurance solutions, creating a diversified financial services company.  Trustmark desires to become the customer’s preferred choice for financial services in its markets.  Trustmark’s products and services are designed to strengthen customer relationships, enhance the organization’s competitive advantage, and provide additional cross-selling opportunities.  This broad range of financial services will strengthen the value of the Trustmark franchise as well as enhance and diversify its earnings stream.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first three months of 2009.

FINANCIAL HIGHLIGHTS

Trustmark’s net income available to common shareholders totaled $23.4 million in the first quarter of 2009, which represented basic earnings per common share of $0.41.  Trustmark’s first quarter 2009 net income produced a return on average tangible common equity of 14.46% and a return on average assets of 1.10%.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable June 15, 2009, to shareholders of record on June 1, 2009.

Net income available to common shareholders for the three months ended March 31, 2009, decreased $2.8 million, or 10.8% compared to the same time period in 2008.  The decrease was primarily the result of preferred stock dividends and the accretion of preferred stock discount which reduced net income available to common shareholders by approximately $3.1 million.  Excluding preferred stock dividends and the accretion of preferred stock discount, net income increased $306 thousand, or 1.2%, compared to the same time period in 2008.  This increase resulted from an increase in net interest income of $13.8 million, which was offset by a decrease in noninterest income of $5.5 million, an increase in provision for loan losses of $2.6 million and an increase in noninterest expense of $4.6 million.

Selected Income Statement Data
($ in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net interest income-fully taxable equivalent	$90,946	$77,070
Taxable equivalent adjustment	2,397	2,321
Net interest income	88,549	74,749
Provision for loan losses	16,866	14,243
Net interest income after provision for loan losses	71,683	60,506
Noninterest income	43,004	48,516
Noninterest expense	74,407	69,826
Income before income taxes	40,280	39,196
Income taxes	13,795	13,017
Net income	26,485	26,179
Preferred stock dividends	2,688	-
Accretion of preferred stock discount	438	-
Net income available to common shareholders	$23,359	$26,179

Earnings per common share - basic	$0.41	$0.46
Earnings per common share - diluted	0.41	0.46
Dividends per common share	0.23	0.23

Return on assets	1.10%	1.19%
Return on average tangible common equity	14.46%	17.59%

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

Net interest income-FTE for the first three months of 2009 increased $13.9 million, or 18.0%, when compared with the same time period in 2008.  Trustmark expanded its net interest margin while in a falling rate environment when compared to the previous year.  This was accomplished through deposit pricing discipline afforded to Trustmark due to a strong liquidity position, the purchase of fixed rate securities throughout the year, and decreased funding costs.  The combination of these factors resulted in a NIM of 4.18% during the first three months of 2009, a 26 basis point increase when compared with the first three months of 2008.  For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first three months of 2009 were $8.833 billion, compared with $7.898 billion for the same time period in 2008, an increase of $935.3 million. The increase was primarily due to an increase in average total securities, which increased $1.134 billion compared to the first three months of 2008.  The increase in average total securities was offset by a decrease in average total loans of $195.3 million when the first three months of 2009 are compared to the same time period in 2008.  Due to a decrease in interest rates, the yield on loans decreased 133 basis points during the first three months of 2009 compared to the same time period during 2008.    During the first three months of 2009, the overall yield on securities increased by 47 basis points when compared to the first three months of 2008 reflecting recent securities purchases.  This improvement has helped to offset decreasing loan yields seen during the periods discussed above.  The combination of these factors resulted in a decline in interest income-FTE of $12.1 million, or 9.5%, when the first three months of 2009 is compared to the same time period in 2008.  The impact of these factors is also illustrated by the yield on total earning assets which decreased from 6.54% for the first three months of 2008 to 5.34% for the same time period in 2009, a decrease of 120 basis points.

Average interest-bearing liabilities for the first three months of 2009 totaled $6.995 billion compared with $6.387 billion for the same time period in 2008, an increase of $607.9 million, or 9.5%.  However, the mix of these liabilities has changed when these two periods are compared.  Management’s strategy of disciplined deposit pricing resulted in a modest 1.8% decrease in interest-bearing deposits for the first three months of 2009 while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by 90.0%.  The impact of the change in liability mix, as well as lower interest rates, resulted in a 177 basis point decrease in the overall yield on liabilities when the first three months of 2009 is compared with the same time period in 2008.  As a result of these factors, total interest expense for the first three months of 2009 decreased $26.0 million, or 50.7%, when compared with the same time period in 2008.

Yield/Rate Analysis Table
($ in thousands)

	Quarter Ended March 31,
	2009			2008

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$15,988	$19	0.48%	$22,921	$179	3.14%
Securities - taxable	1,683,745	21,654	5.22%	542,683	5,857	4.34%
Securities - nontaxable	110,737	1,834	6.72%	117,800	2,086	7.12%
Loans (including loans held for sale)	6,981,921	92,382	5.37%	7,177,233	119,641	6.70%
Other earning assets	40,485	313	3.14%	36,958	572	6.22%
Total interest-earning assets	8,832,876	116,202	5.34%	7,897,595	128,335	6.54%
Cash and due from banks	239,508			259,392
Other assets	803,416			775,722
Allowance for loan losses	(97,986)			(80,998)
Total Assets	$9,777,814			$8,851,711

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,494,572	22,540	1.66%	$5,597,220	43,363	3.12%
Federal funds purchased and securities sold under repurchase agreements	674,175	364	0.22%	417,338	3,073	2.96%
Other borrowings	825,785	2,352	1.16%	372,050	4,829	5.22%
Total interest-bearing liabilities	6,994,532	25,256	1.46%	6,386,608	51,265	3.23%
Noninterest-bearing demand deposits	1,470,822			1,390,843
Other liabilities	120,062			141,741
Shareholders' equity	1,192,398			932,519
Total Liabilities and
Shareholders' Equity	$9,777,814			$8,851,711

Net Interest Margin		90,946	4.18%		77,070	3.92%

Less tax equivalent adjustment		2,397			2,321

Net Interest Margin per Income Statements		$88,549			$74,749

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

Provision for Loan Losses
($ in thousands)	Three Months Ended March 31,
	2009	2008
Florida	$10,733	$9,557
Mississippi (1)	4,386	2,807
Tennessee (2)	1,621	779
Texas	126	1,100
Total provision for loan losses	$16,866	$14,243

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As shown in the table above, the provision for loan losses for the first three months of 2009 totaled $16.9 million, or 0.98% of average loans, compared with $14.2 million during the same time period in 2008. During the first three months of 2009, the provision for loan losses exceeded net charge-offs by $5.5 million, including $3.8 million above net charge-offs in Florida.  See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Total noninterest income before securities gains, net for the first three months of 2009 decreased $5.1 million, or 10.6%, compared to the same time period in 2008.  Please see the discussion below for the selected items which supported this decrease.  The comparative components of noninterest income for the three months ended March 31, 2009 and 2008, are shown in the accompanying table.

The single largest component of noninterest income continues to be service charges on deposit accounts, which remained flat at $12.6 million when the first three months of 2009 is compared to the same time period in 2008.  Service charges on deposit accounts include service charges and NSF fees.  Service charges increased by $162 thousand for the first three months of 2009 compared to the same time period in 2008.  The increase in service charges for the first three months of 2009 is primarily attributable to decreases in earnings credits earned by commercial customers.  The earnings credit rate is the value given to deposits maintained by commercial customers.  Because interest rates have trended downward during the last two years, these deposit balances have become less valuable and are yielding a lower earnings credit rate relative to the first three months of 2008.  As a result, customers must pay for their services through fees rather than with earnings credits applied to their deposit balances.  NSF fees decreased by $157 thousand for the first three months of 2009 compared to the same time period in 2008.  Compared to first three months of 2008, NSF revenues declined due to a reduced number of NSF opportunities which resulted from the current economic environment.  Revenues from service charges were negatively impacted by the increased usage of accounts that do not charge a monthly fee and increased usage of electronic transactions.

Noninterest Income
($ in thousands)
	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$12,568	$12,564	4	0.0%
Insurance commissions	7,422	8,256	(834)	-10.1%
Wealth management	5,555	7,198	(1,643)	-22.8%
General banking-other	5,407	5,788	(381)	-6.6%
Mortgage banking, net	10,907	11,056	(149)	-1.3%
Other, net	1,115	3,221	(2,106)	-65.4%
Total Noninterest Income before securities gains, net	42,974	48,083	(5,109)	-10.6%
Securities gains, net	30	433	(403)	-93.1%
Total Noninterest Income	$43,004	$48,516	$(5,512)	-11.4%

Insurance commissions were $7.4 million during the first three months of 2009 compared with $8.3 million for the same time period in 2008.  The decline in insurance commissions experienced during the first three months of 2009 is primarily attributable to contingency-related income for both Bottrell Insurance Agency, Inc. and Fisher-Brown, Inc.

Wealth management income totaled $5.6 million for the first three months of 2009 compared with $7.2 million for the first three months of 2008.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income for the first three months of 2009 is largely attributed to a significant reduction in assets under management which resulted from declining stock market valuations.  In addition, revenues from brokerage services have decreased due to the current economic environment.  At March 31, 2009 and 2008, Trustmark held assets under management and administration of $6.6 billion and $7.4 billion, respectively, and brokerage assets of $1.1 billion and $1.2 billion, respectively.

General banking-other totaled $5.4 million for the first three months of 2009 compared with $5.8 million for the first three months of 2008. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  General banking fees and commissions decreased $363 thousand for the first three months of 2009 primarily as a result of a decline in fees earned on an interest rate driven product when compared with the same time period in 2008.

Net revenues from mortgage banking were $10.9 million for the first three months of 2009 compared with $11.1 million for the same time period in 2008.  As shown in the accompanying table, net mortgage servicing income has increased $254 thousand, or 6.8% when the first three months of 2009 is compared with the same time period in 2008.  This increase coincides with growth in the balance of the mortgage servicing portfolio as well as an increase in mortgage production.  Loans serviced for others totaled $5.0 billion at March 31, 2009 compared with $4.6 billion at March 31, 2008.  Trustmark’s highly regarded mortgage banking reputation has enabled it to take advantage of competitive disruptions and expand market share.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Mortgage servicing income, net	$4,001	$3,747	$254	6.8%
Change in fair value-MSR from market changes	(352)	(10,193)	9,841	-96.5%
Change in fair value of derivatives	2,407	17,599	(15,192)	-86.3%
Change in fair value-MSR from runoff	(2,643)	(2,430)	(213)	8.8%
Gain on sales of loans	4,004	1,078	2,926	n/m
Other, net	3,490	1,255	2,235	n/m
Mortgage banking, net	$10,907	$11,056	$(149)	-1.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Trustmark utilizes derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of the derivative instrument are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes.  The impact of this strategy resulted in a net positive ineffectiveness of $2.1 million and $7.4 million for the quarters ended March 31, 2009 and 2008, respectively.  The accompanying table shows that the MSR value declined $352 thousand due to market changes for the quarter ended March 31, 2009.  This change is due to a slight decline in mortgage rates.  More than offsetting the MSR change is a $2.4 million increase in the value of derivative instruments.  Although 10-year Treasury yields increased during the quarter, income produced by the steep yield curve and option premium more than offset the market value decrease of the derivative instruments.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $4.0 million for the first three months of 2009 compared with $1.1 million for the first three months of 2008.  During for the first three months of 2009, growth in the gain on sales of loans coincides with an increase in loan sales from secondary marketing activities of approximately $176.2 million compared to the same time period in 2008.  In addition, other, net mortgage banking income increased $2.2 million compared to the same time period during 2008 as a result of changes in interest rates resulting in higher values.

Other income, net for the first three months of 2009 was $1.1 million compared with $3.2 million for the first three months of 2008.  This $2.1 million decrease is primarily due to Trustmark achieving, during the first three months of 2008, a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million in insurance benefits resulting from insurance policies used to cover participants in Trustmark’s supplemental retirement plan.

Securities gains totaled $30 thousand for the first three months of 2009 compared with $433 thousand for the first three months of 2008.

Noninterest Expense
Trustmark’s noninterest expense for the first three months of 2009 increased $4.6 million, or 6.6%, compared to the same time period in 2008.  The increase was attributable to higher FDIC deposit insurance premiums and loan expenses. Ongoing human capital management initiatives and continued awareness of expense management across the organization are reflected in the Corporation’s efficiency ratio of 55.56% during the first three months of 2009 compared to 56.64% during the same time period in 2008.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Management remains committed to identifying additional reengineering and efficiency opportunities designed to enhance shareholder value.  The comparative components of noninterest expense for the first three months of 2009 and 2008 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Salaries and employee benefits	$43,425	$43,584	(159)	-0.4%
Services and fees	10,000	9,430	570	6.0%
Net occupancy-premises	5,178	4,801	377	7.9%
Equipment expense	4,166	4,074	92	2.3%
Other expense	11,638	7,937	3,701	46.6%
Total Noninterest Expense	$74,407	$69,826	4,581	6.6%

Salaries and employee benefits, the largest category of noninterest expense, were $43.4 million for the first three months of 2009 compared to $43.6 million for the first three months of 2008.  During the first three months of 2009, salary expense remained flat when compared with the same time period in 2008 and was positively impacted by Trustmark’s ongoing human capital management initiatives which resulted in a decrease of 38 FTE employees at March 31, 2009 compared to March 31, 2008.  Employee benefits expense for the first three months of 2009 decreased by approximately $241 thousand when compared to the same time period in 2008 and is primarily attributed to decreased costs for Trustmark’s capital accumulation plan, which was approved to be frozen in May 2009.

Services and fees for the first three months of 2009 increased $570 thousand, or 6.0%, when compared with the first three months of 2008.  The growth in services and fees expenses during the first three months of 2009 is primarily the result of the Trustmark’s investment in a debit card rewards program implemented in 2008 and an increase in check clearing costs.

The combined growth in net occupancy-premises expense and equipment expense for the first three months of 2009 was $469 thousand, or 5.3%, compared with the same time period in 2008.  Growth in these expense categories can be attributed to a decrease in Trustmark’s rental income due to the loss of a significant lessee and an increase in rental expense, advalorem and personal property taxes, depreciation and data processing expenses due to banking centers that were opened during 2008.

For the first three months of 2009, other expenses increased $3.7 million, or 46.6%, compared with the same time period in 2008.  The growth in other expenses was the result of increases in FDIC insurance, loan expenses and real estate foreclosure expenses, which increased $3.4 million when compared to the same time period in 2008.  Also, in March 2008, in connection with its initial public offering (IPO), Visa used a portion of the IPO proceeds to fund an escrow account with respect to its litigation matters. This enabled Trustmark to recognize its portion of the escrow account totaling $473 thousand as a reduction to other expenses in the first quarter of 2008.

Segment Information
Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  Beginning in 2009, Management began making its strategic decisions about General Banking as a segment that contained not only the revenues and expenses related to its traditional banking products and services but also included internal support provided by the strategic banking units within the former Administration segment such as Human Resources, Executive Administration, Treasury Administration and Corporate Finance.  Management feels that the aggregation of these two segments will allow for a more accurate determination of the financial performance of General Banking.  As a result, beginning in 2009, Management has made decisions about operating matters related to General Banking according to this new alignment.

Income Taxes
For the three months ended March 31, 2009, Trustmark’s combined effective tax rate was 34.3% compared to 33.2% for the same time period in 2008.  The increase in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements.  Earning assets totaled $8.820 billion, or 90.2% of total assets, at March 31, 2009, compared with $8.787 billion, or 89.7% of total assets, at December 31, 2008, an increase of $33.5 million.

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

When compared with March 31, 2008, total investment securities increased by $1.017 billion at March 31, 2009.  This increase resulted primarily from purchases of Agency guaranteed mortgage-related securities offset by maturities and paydowns.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the average life and the balances of investment securities at relatively low levels.  The weighted-average life has somewhat shortened when compared to March 31, 2008 despite the recent investment strategy mentioned above due to recent declines in interest rates, resulting in an increase of expected principal runoff.  As a result, the weighted-average life of the portfolio was 1.94 years at March 31, 2009 compared to 2.86 years at March 31, 2008.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At March 31, 2009, AFS securities totaled $1.613 billion, which represented 86.3% of the securities portfolio, compared to $1.543 billion, or 85.6%, at December 31, 2008.  At March 31, 2009, unrealized gains, net on AFS securities totaled $44.6 million compared with unrealized gains, net of $29.8 million at December 31, 2008.  At March 31, 2009, AFS securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2009, HTM securities totaled $256.7 million and represented 13.7% of the total portfolio, compared with $259.6 million, or 14.4%, at the end of 2008.

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

Loans and Allowance for Loan Losses
Loans at March 31, 2009 totaled $6.641 billion compared to $6.722 billion at December 31, 2008, a decrease of $81.8 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and indirect consumer auto loans.  In addition, these loan classifications, as well as commercial and industrial loans, have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to Trustmark’s Florida market, which at March 31, 2009 had loans totaling $276.3 million; a decrease of $18.2 million from December 31, 2008.  The consumer loan portfolio decrease of $90.1 million primarily represents a decrease in the indirect consumer auto portfolio.  The declines in these classifications are expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve.

The table below shows the carrying value of the loan portfolio (excluding loans held for sale) at March 31, 2009 and December 31, 2008:

Loan Portfolio by Type	3/31/2009	12/31/2008	$ Change	% Change
($ in thousands)
Loans secured by real estate:
Construction, land development and other land loans	$1,000,020	$1,028,788	$(28,768)	-2.8%
Secured by 1-4 family residential properties	1,601,600	1,524,061	77,539	5.1%
Secured by nonfarm, nonresidential properties	1,425,937	1,422,658	3,279	0.2%
Other real estate secured	184,204	186,915	(2,711)	-1.5%
Commercial and industrial loans	1,258,887	1,305,938	(47,051)	-3.6%
Consumer loans	804,958	895,046	(90,088)	-10.1%
Other loans	364,991	358,997	5,994	1.7%
Loans	6,640,597	6,722,403	(81,806)	-1.2%
Allowance for loan losses	(100,358)	(94,922)	(5,436)	5.7%
Net Loans	$6,540,239	$6,627,481	$(87,242)	-1.3%

The loan composition by region at March 31, 2009 is reflected in the following table.  The table reflects a diversified mix of loans by region.

Loan Composition by Region
($ in thousands)	March 31 ,2009
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$1,000,020	$276,315	$382,245	$81,293	$260,167
Secured by 1-4 family residential properties	1,601,600	93,911	1,305,295	170,656	31,738
Secured by nonfarm, nonresidential properties	1,425,937	180,649	797,064	211,010	237,214
Other real estate secured	184,204	12,747	142,104	10,877	18,476
Commercial and industrial loans	1,258,887	18,049	897,604	59,932	283,302
Consumer loans	804,958	2,531	761,984	29,928	10,515
Other loans	364,991	21,823	313,991	16,041	13,136
Loans	$6,640,597	$606,025	$4,600,287	$579,737	$854,548

Construction and Land Development Loans by Region
Lots	$118,776	$74,002	$27,832	$5,454	$11,488
Development	215,508	41,769	84,068	11,525	78,146
Unimproved land	286,171	99,063	106,399	33,785	46,924
1-4 family construction	169,421	25,878	78,388	10,694	54,461
Other construction	210,144	35,603	85,558	19,835	69,148
Construction and land development loans	$1,000,020	$276,315	$382,245	$81,293	$260,167

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

The allowance for loan losses totaled $100.4 million and $94.9 million at March 31, 2009 and December 31, 2008, respectively.  The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  SFAS Nos. 5 and 114 limit the amount of the loss allowance to the estimate of losses that have been incurred at the balance sheet reporting date.  Accordingly, the allowance is based upon past events and current economic conditions.

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

At March 31, 2009, the allowance for loan losses was $100.4 million, an increase of $5.4 million when compared with December 31, 2008, primarily resulting from an increase in nonperforming loans during the first quarter of 2009.  Trustmark has not experienced any abnormal credit deterioration, excluding the Florida Panhandle where, after a decade of growth, the economy has declined as a result of the overbuilding of residential real estate.  Management is actively engaged in the resolution of credit issues in the Florida Panhandle.  Total allowance coverage of nonperforming loans, excluding impaired loans charged down to fair value of the underlying collateral less cost to sell, at March 31, 2009, was 137.5%, compared to 166.1% at December 31, 2008.  Trustmark’s allocation of its allowance for loan losses represents 1.95% of commercial loans and 0.73% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.51% at March 31, 2009.   This compares with an allowance to total loans of 1.41% at December 31, 2008, which was allocated to commercial loans at 1.79% and to consumer and mortgage loans at 0.72%.

Nonperforming assets totaled $176.6 million at March 31, 2009, an increase of $24.0 million relative to December 31, 2008.  Total nonaccrual loans increased $20.5 million during the first quarter of 2009 to $134.5 million, or 1.94% of total loans, due primarily to Florida residential real estate and two Texas commercial real estate loans which were reserved for or written-down to fair value of the underlying collateral less cost to sell.  Other real estate increased $3.6 million during the quarter. Collectively, total nonperforming assets represented 2.53% of total loans and other real estate at March 31, 2009.  Managing credit risks resulting from current real estate market conditions continues to be a primary focus of Management.

Nonperforming Assets
($ in thousands)
	March 31, 2009	December 31, 2008
Nonaccrual loans
Florida	$83,789	$75,092
Mississippi (1)	21,829	18,703
Tennessee (2)	5,763	3,638
Texas	23,122	16,605
Total nonaccrual loans	134,503	114,038
Other real estate
Florida	19,830	21,265
Mississippi (1)	9,932	6,113
Tennessee (2)	9,051	8,862
Texas	3,322	2,326
Total other real estate	42,135	38,566
Total nonperforming assets	$176,638	$152,604

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark continues to conduct extensive reviews of the construction and land development portfolio of its Florida Panhandle market and devote significant resources to managing credit risks resulting from the slowdown in residential real estate.  As seen in the table below, approximately $103.0 million in construction and land development loans have been classified and reserved for at appropriate levels, including $49.5 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  At March 31, 2009, Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

				Classified (3)
Florida Credit Quality	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
($ in thousands)
Construction and land development loans:
Lots	$74,002	$24,971	$4,635	$7,278	$10,453	$2,605
Development	41,769	16,910	-	-	5,566	11,344
Unimproved land	99,063	59,461	24,716	11,909	3,455	19,381
1-4 family construction	25,878	11,777	-	1,651	539	9,587
Other construction	35,603	21,992	2,749	9,320	3,314	6,609
Construction and land development loans	276,315	135,111	32,100	30,158	23,327	49,526
Commercial, commercial real estate and consumer	329,710	46,441	17,891	17,614	8,335	2,601

Total Florida loans	$606,025	$181,552	$49,991	$47,772	$31,662	$52,127

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Non-Impaired Loans
Construction and land development loans:
Lots	$71,397	$3,899	5.46%
Development	30,425	4,050	13.31%
Unimproved land	79,682	5,046	6.33%
1-4 family construction	16,291	487	2.99%
Other construction	28,994	3,505	12.09%
Construction and land development loans	226,789	16,987	7.49%
Commercial, commercial real estate and consumer	327,109	7,878	2.41%

Total Florida loans	$553,898	$24,865	4.49%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
(4)
All nonaccrual loans over $1 million are individually assessed for impairment in accordance with SFAS No. 114.  Impaired loans have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values, normally from recently received and reviewed appraisals.  Appraised values are adjusted down for costs associated with asset disposal.  When a loan is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s fair value of the underlying collateral less cost to sell is charged off.

Net charge-offs totaled $11.4 million during the first quarter of 2009 principally resulting from Florida residential real estate net charge-offs of $6.9 million and $2.4 million in net charge-offs from the Corporation’s indirect auto portfolio.  Losses were minimal in other geographic areas and lines of business.

Net Charge-Offs
($ in thousands)	March 31,
	2009	2008
Florida	$6,933	$9,688
Mississippi (1)	3,455	1,574
Tennessee (2)	785	186
Texas	257	828
Total net charge-offs	$11,430	$12,276

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

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $8.0 million at March 31, 2009, a decrease of $15.4 million when compared with December 31, 2008.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.157 billion at March 31, 2009 compared with $6.824 billion at December 31, 2008, an increase of $333.1 million, or 4.9%.  The increase in deposits is comprised of increases in noninterest-bearing deposits of $7.9 million and interest-bearing deposits of $325.2 million.  The increase in interest-bearing deposits resulted primarily from growth in retail certificates of deposits as well as seasonal public funds inflows.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, the treasury tax and loan note option account and FRB Term Auction Facility (TAF) borrowings.  Short-term borrowings totaled $1.055 billion at March 31, 2009, a decrease of $486.6 million, when compared with $1.542 billion at December 31, 2008.  The decrease in short-term borrowings is primarily due to decreases in federal funds purchased and securities sold under repurchase agreements of $204.0 million and short-term FHLB advances of $450.0 million somewhat offset by a $150.0 million increase in TAF borrowings.  Long-term FHLB advances totaled $75.0 million at March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2009 and 2008, Trustmark had commitments to extend credit of $1.7 billion and $1.8 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At March 31, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $174.8 million and $162.3 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

CAPITAL RESOURCES

At March 31, 2009, Trustmark’s total shareholders’ equity was $1.200 billion, an increase of $21.9 million from its level at December 31, 2008.  During the first three months of 2009, shareholders’ equity increased primarily as a result of net income of $26.5 million and a $9.6 million decrease in accumulated other comprehensive loss, which was partially offset by common dividends paid of $13.3 million and preferred dividends of $2.5 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

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

The Senior Preferred stock qualifies as Tier 1 capital for regulatory capital purposes.  Excluding the $215.0 million in Senior Preferred stock issued under the Capital Purchase Program, Trustmark’s total risk-based capital ratio is an estimated 12.14% exceeding guidelines to be classified as well-capitalized at March 31, 2009.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of March 31, 2009, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2009.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2009, which Management believes have affected TNB’s present classification as well-capitalized.

In addition, during 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  In addition, the preferred stock mentioned above is considered Tier 1 Capital for risk-based capital purposes.

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At March 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,102,849	15.28%	$577,348	8.00%	n/a	n/a
Trustmark National Bank	1,057,893	14.84%	570,186	8.00%	$712,732	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$962,763	13.34%	$288,674	4.00%	n/a	n/a
Trustmark National Bank	922,195	12.94%	285,093	4.00%	$427,639	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$962,763	10.17%	$284,013	3.00%	n/a	n/a
Trustmark National Bank	922,195	9.89%	279,849	3.00%	$466,415	5.00%

Dividends
Dividends per common share for the three months ended March 31, 2009 and 2008 were $0.23.  Trustmark’s indicated dividend for 2009 is $0.92 per common share which is the same as dividends per common share in 2008.

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

Common Stock Repurchase Program
Trustmark did not repurchase any common shares during the first three months of 2009 and currently has no remaining authorization for repurchase of its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management is not expected to seek additional authorization from the Board of Directors to purchase additional shares as a result of the limitations placed on the activity by Trustmark’s involvement in the Troubled Assets Relief Program – Capital Purchase Program.

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

At March 31, 2009, Trustmark had $414.0 million of upstream Federal funds purchased, compared to $616.0 million at December 31, 2008.  Trustmark maintains adequate Federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark allowed all short-term FHLB advances to mature by March 31, 2009, compared with $450.0 million in short-term advances outstanding at December 31, 2008.  Trustmark maintained one long-term FHLB advance in the amount of $75.0 million at March 31, 2009.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.612 billion at March 31, 2009, compared to $1.382 billion at December 31, 2008.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2009, brokered sweep MMDA deposits totaled $98.6 million compared to $105.7 million at December 31, 2008.

In the fourth quarter of 2008, Trustmark began borrowing under the Federal Reserve Bank’s new TAF program.  This temporary program was implemented to help relieve the stress in the short-term financial markets.  At March 31, 2009, Trustmark’s TAF borrowings were $350.0 million compared to $200.0 million at December 31, 2008.  Under the program, banks are allowed to bid at auction on term fed funds offered by the Federal Reserve Bank.  All TAF borrowings are required to be collateralized by assets pledged to the Discount Window.

Due to collateral requirements, borrowings under the TAF program reduce Trustmark’s overnight borrowing capacity through the Discount Window.  As of March 31, 2009, Trustmark’s overnight borrowing capacity totaled $268.4 million.  Alternatively, at March 31, 2009, Trustmark had additional TAF capacity ranging from $201.3 million to $268.4 million depending on term compared to additional TAF capacity ranging from $518.3 million to $691.0 million at December 31, 2008.  The decrease in TAF/overnight borrowing capacity at March 31, 2009, was due to an increase in TAF borrowings and a reallocation of collateral away from the Federal Reserve Bank to support the seasonal increase in public deposit balances.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At March 31, 2009, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At March 31, 2009, Trustmark had $38.7 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2009, 215,000 shares of Senior Preferred Stock have been issued to the Treasury.  For further information regarding Trustmark’s issuance of Senior Preferred stock, please refer to the section captioned “Capital Resources” found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $616.7 million at March 31, 2009, with a negative valuation adjustment of $1.6 million, compared to $583.4 million, with a negative valuation adjustment of $1.2 million as of December 31, 2008.

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  During the first quarter of 2009, the impact of implementing this strategy resulted in a net positive ineffectiveness of $2.1 million compared with a net positive ineffectiveness from hedging of $7.4 million during the same time period in 2008.

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

Based on the results of the simulation models using static balances at March 31, 2009, it is estimated that net interest income may decrease 0.6% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At March 31, 2008, the results of the simulation models using static balances indicated that net interest income would increase 3.3% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at March 31, 2009, it is estimated net interest income may decrease by 4.5% compared to a 2.3% decrease at March 31, 2008.  At March 31, 2009, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at March 31, 2009 and 2008:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	3/31/2009	3/31/2008
Change in Interest Rates
+200 basis points	-0.6%	3.3%
+100 basis points	0.3%	1.8%
-100 basis points	-4.5%	-2.3%
-200 basis points	n/m	-6.3%

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements which is referred to as net portfolio value. As of March 31, 2009, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced a decline in net portfolio value of 6.0%, while an instantaneous 100 basis point decrease in interest rates produced a decrease in net portfolio value of 2.0%.  In comparison, the models indicated a net portfolio value decrease of 0.2% as of March 31, 2008, had interest rates moved up instantaneously 200 basis points, and a decrease of 2.4%, had an instantaneous 200 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at March 31, 2009 and 2008:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	3/31/2009	3/31/2008
Change in Interest Rates
+200 basis points	-6.0%	-0.2%
+100 basis points	-0.5%	0.1%
-100 basis points	-2.0%	-0.6%
-200 basis points	n/m	-2.4%

Overall changes in Trustmark’s interest rate risk profile primarily reflect the increase in fixed-rate investment securities as well as the current low level of interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2009
FSP No. Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP No. EITF 03-6-1 stipulates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP No. EITF 03-6-1 became effective for Trustmark on January 1, 2009.  See Note 9 – Earnings Per Share for additional information on Trustmark’s adoption of FSP No. EITF 03-6-1.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”  SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 12 - Derivative Financial Instruments.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective on January 1, 2009 and did not impact Trustmark’s balance sheets or results of operations.

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141R is applicable to Trustmark’s accounting for business combinations closing on or after January 1, 2009 and, therefore, had no immediate impact upon Trustmark’s financial statements at March 31, 2009.

FSP SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS No. 141R-1 amends the guidance in SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS No. 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS No. 5. FSP SFAS No. 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. FSP SFAS No. 141R-1 is effective for assets or liabilities arising from contingencies Trustmark acquires in business combinations occurring after January 1, 2009.

Accounting Standards Effective After March 31, 2009
Other new pronouncements issued but not effective until after March 31, 2009 include the following:

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

On April 9, 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP No. SFAS 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. Trustmark will adopt the provisions of FSP No. 157-4 during the second quarter of 2009.  Adoption of FSP No. 157-4 is not expected to significantly impact Trustmark’s financial statements.

On April 9, 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 and SFAS No. 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Trustmark will adopt the provisions of FSP SFAS No. 115-2 and SFAS No. 124-2 during the second quarter of 2009. Adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 is not expected to significantly impact Trustmark’s financial statements.

On April 9, 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS No. 107-1 and APB No. 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. The new interim disclosures required by FSP SFAS No. 107-1 and APB No. 28-1 will be included in Trustmark’s interim financial statements beginning with the second quarter of 2009.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended March 31, 2009, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended March 31, 2009:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plans
Period	Purchased	Per Share	or Programs	or Programs
January 1, 2009 through
January 31, 2009	-	$-	-	-

February 1, 2009 through
February 28, 2009	-	$-	-	-

March 1, 2009 through
March 31, 2009	-	$-	-	-

Total	-		-

In October 2008, Trustmark’s remaining stock repurchase authorization expired.  At the present time, Management is not expected to seek authorization from the Board of Directors to purchase additional shares because of the limitations placed on this activity by Trustmark’s involvement in the Troubled Assets Relief Program - Capital Purchase Program.

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	May 11, 2009	DATE:	May 11, 2009