Form 10-K/A
period 2008-12-31
TRUSTMARK CORP
filed 2009-07-02
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value	NASDAQ Global Select Market
(Title of Class)	(Name of Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)Yes ☐ No ☒

Based on the closing sales price at June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $864 million.

As of January 31, 2009, there were issued and outstanding 57,324,737 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2009 Annual Meeting of Shareholders held on May 12, 2009, contained in the Definitive Revised Schedule 14A (Amendment No. 1) filed with the Securities and Exchange Commission on May 1, 2009, are incorporated by reference to Part III of the Form 10-K/A report.

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) on February 26, 2009.  The registrant is amending the Form 10-K with this Annual Report on Form 10-K/A (Amendment No. 1) (this “Form 10-K/A”).  This Form 10-K/A does not include Items 1B, 2, 3, 4, 5, 6, 7A, 8, 9, 9A and 9B. Items 1B, 2, 3, 4, 5, 6, 7A, 8, 9, 9A and 9B have not been changed and can be found in the Form 10-K.

TRUSTMARK CORPORATION

ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

PART I

ITEM 1.	BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB) initially chartered by the State of Mississippi in 1889.  TNB represents in excess of 98% of the assets and revenue of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,600 associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

Commercial Banking – TNB provides a full range of commercial banking services to corporations and other business clients.  Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development.  TNB also provides deposit services, including checking, savings and money market accounts and certificates of deposit as well as treasury management services.

Consumer Banking – TNB provides banking services to consumers, including checking, savings, and money market accounts as well as certificates of deposit and individual retirement accounts.  In addition, TNB provides consumer clients with installment and real estate loans and lines of credit.

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At December 31, 2008, TNB’s mortgage loan portfolio totaled approximately $900 million, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $5.0 billion.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual clients.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, insurance, financial and estate planning and retirement plan services.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), an SEC-registered investment adviser.  TIA provides customized investment management services for TNB clients and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At December 31, 2008, assets under management and administration totaled $6.8 billion.

Insurance – TNB provides a competitive array of insurance solutions for business and individual risk management needs. Business insurance offerings include services and specialized products for medical professionals, construction, manufacturing, hospitality, real estate and group life and health plans.  Individual clients are also provided life and health insurance, and personal line policies.  TNB provides these services through The Bottrell Insurance Agency, Inc. (Bottrell), one of the largest agencies in Mississippi, which is based in Jackson, and Fisher-Brown, Incorporated (Fisher-Brown), a leading insurance agency in Northwest Florida.

The following charts show TNB’s percentage of total loans and total revenue for each of the geographic regions in which it operates:

Loans (including loans held for sale) by Geographic Location
($ in thousands)
	December 31, 2008
	Amount	%
Mississippi (1)	$4,910,805	70.5%
Tennessee (2)	592,152	8.5%
Florida	618,312	8.9%
Texas	839,399	12.1%
Total Loans	$6,960,668	100.0%

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Total Revenue by Geographic Location
($ in thousands)
	December 31, 2008
Total Revenue (1)	Amount	%
Mississippi (2)	$395,359	79.6%
Tennessee (3)	38,939	7.8%
Florida	31,521	6.4%
Texas	30,599	6.2%
Total Revenue	$496,418	100.0%

(1) - Revenue is defined as net interest income plus noninterest income
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

For the fiscal year ended December 31, 2008, Trustmark operated through four operating segments -- General Banking, Insurance, Wealth Management and Administration.  (See Note 19 to the accompanying audited financial statements).  The table below presents segment data regarding net income (expense) from external customers, noninterest income (loss), net income (loss) and average assets for each segment for the last three fiscal years.

Segment Data
($ in thousands)
	Years ended December 31,
	2008	2007	2006
General Banking
Net interest income from external customers	$283,623	$294,373	$278,083
Noninterest income	111,462	101,173	94,876
Net income	55,724	104,092	115,847
Average assets	7,481,713	7,373,472	6,801,864

Insurance
Net interest expense from external customers	$-	$(3)	$(8)
Noninterest income	32,544	35,574	34,279
Net income	5,377	6,908	6,663
Average assets	20,489	21,670	25,065

Wealth Management
Net interest income from external customers	$5,017	$4,947	$4,552
Noninterest income	28,573	26,433	23,696
Net income	7,569	6,850	5,648
Average assets	98,240	90,533	88,695

Administration
Net interest income (expense) from external customers	$30,520	$1,466	$(2,056)
Noninterest income (loss)	4,679	(733)	2,277
Net income (loss)	23,747	(9,255)	(8,885)
Average assets	1,530,745	1,360,162	1,511,864

Strategy

Trustmark seeks to be a premier diversified financial services company in its markets, providing a broad range of banking, wealth management and insurance solutions to its clients.  Trustmark’s products and services are designed to strengthen and expand customer relationships and enhance the organization’s competitive advantages in its markets, as well as to provide cross-selling opportunities that will enable Trustmark to continue to diversify its revenue and earnings streams.  Much of the growth in Trustmark’s results of operations has been derived from organic growth of existing lines of business in Trustmark’s primary geographic markets, supplemented by opportunistic acquisitions that have expanded Trustmark’s operations.

For example, the development of Trustmark’s business has been enhanced by its 2006 acquisition of Houston-based Republic Bancshares of Texas, Inc., which expanded Trustmark’s penetration of the Houston banking market.  In addition, in 2004 Trustmark acquired five branches of Allied Houston Bank, which marked Trustmark’s entry into the Houston banking market.  Also in 2004, Trustmark acquired Fisher-Brown, Incorporated (northwest Florida’s leading insurance agency), located in Pensacola, Florida.  This acquisition strengthened Trustmark’s existing insurance business and also supplemented its other business operations in that part of the state.

The following table sets forth summary data regarding Trustmark’s asset, revenue and equity growth over the past five fiscal years:

Summary Data
($ in thousands except for percentage data)

Years Ended December 31,	2008	2007	2006	2005	2004
Total Revenue
Total revenue	$496,418	$463,230	$435,699	$419,548	$399,645
Total revenue growth	$33,188	$27,531	$16,151	$19,903	$(6,495)
Total revenue growth	7.16%	6.32%	3.85%	4.98%	-1.60%

At December 31,
Total Assets
Total assets	$9,790,909	$8,966,802	$8,840,970	$8,389,750	$8,052,957
Total asset growth	$824,107	$125,832	$451,220	$336,793	$138,636
Total asset growth	9.19%	1.42%	5.38%	4.18%	1.75%

Total Equity
Total equity	$1,178,466	$919,636	$891,335	$741,463	$750,396
Total equity growth	$258,830	$28,301	$149,872	$(8,933)	$60,823
Total equity growth	28.14%	3.18%	20.21%	-1.19%	8.82%

For additional information regarding the general development of Trustmark’s business, see “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Items 6 and 7 of this report.

The Current Economic Recession

Like many other financial institutions, Trustmark’s results for the year ended December 31, 2008 were affected by the national economic recession.  Loans, including loans held for sale, at December 31, 2008 totaled $6.961 billion and reflected a decrease of $227.6 million, or 3.17%, from loans reported at December 31, 2007.  Particularly in the third and fourth quarters of 2008, the demand in the markets that TNB serves for high quality loans that meet its prudent lending standards decreased substantially.  One potential exception to this trend is the mortgage lending market, where demand began to increase in December 2008 due to the fall in interest rates.  This trend, as it relates to mortgage lending, continued in the first quarter of 2009.

Trustmark increased its allowance for loan losses to $94.9 million at December 31, 2008, reflecting an increase of $15.1 million, or 18.9%, when compared to December 31, 2007.  Similarly, Trustmark’s nonaccrual loans increased by $48.9 million, to $114.0 million, during 2008, and total nonperforming assets increased to $152.6 million at December 31, 2008, from $73.5 million at December 31, 2007.  These changes were largely caused by the increase in total nonaccrual loans and other real estate in Trustmark’s Florida market.

Trustmark experienced an increase in defaults and foreclosures in fiscal 2008, primarily in its residential real estate loan portfolio in Florida.  In other markets in which Trustmark operates, increases in the levels of defaults and foreclosures have been much less pronounced.  This is due, in part, to the fact that Trustmark’s markets in Tennessee, Mississippi and Texas did not experience as dramatic a rise in real estate values over the last several years as was the case in Florida.

To address the downturn in the Florida real estate market, TNB has established a dedicated problem asset working group.  This group is composed of experienced lenders and is charged with managing problem assets in the Florida market.  In addition, a special committee of management has been formed to provide guidance and to monitor progress in the effort to resolve problem assets in Florida.  Aside from these new monitoring and management processes, Trustmark conducts quarterly reviews and evaluations of all criticized loans in all markets, including Florida.  These comprehensive reviews, which long pre-date the current economic recession, include the formulation of action plans and updates on recent developments on all criticized loans.  Proactive management of problem loans is a high priority with Trustmark’s senior management.

In addition, Trustmark has initiated programs and dedicated additional resources and staff to seek to mitigate foreclosure of primary residences on borrowers that are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff have been added to accommodate loss mitigation activity.  Trustmark has utilized personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation in order to respond to this need.  In some cases, Trustmark may make special payment arrangements with such borrowers.  Likewise, Trustmark is following the Fannie Mae, Freddie Mac and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.

Loan modifications made to date have mostly occurred on loans serviced for outside investors.  Thus far, there has been comparatively less need for, or use of, available loan modification programs on the primary residence mortgage portfolio that TNB owns.  This is a function of Trustmark’s preference for shorter average loan terms and the aging of its portfolio, as well as adherence to its prudent lending standards.  However, TNB is preparing for a potential increase in demand for loan modifications on internal loans covering primary residences and intends to carry out specific programs as needed.  As for new loan originations, Trustmark follows, in substantially all situations, the underwriting standards of the government agencies.  As those agencies have revised standards on new originations, so has Trustmark.

Total deposits at December 31, 2008 of $6.824 billion were effectively unchanged from $6.869 billion at December 31, 2007.  Modest declines in interest-bearing demand deposits and time deposits, which were largely attributable to increased competition from certain competitors that offered above-market rates to address liquidity issues, slightly exceeded increases in noninterest-bearing demand deposits and savings accounts, which were predominantly attributable to a general increase in the savings rate in response to the economic crisis and the resulting widespread uncertainty.

The current economic recession has also affected Trustmark’s operations.  During the fourth quarter of 2008, Trustmark participated in two government programs, which had the effect of enabling it to enhance liquidity and to augment its strong capital position.  First was the Troubled Asset Relief Program (TARP)-Capital Purchase Program (CPP) sponsored by the Treasury Department.  In November 2008, Trustmark received $215.0 million under the TARP CPP program in exchange for issuing 215,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock and a warrant (Warrant) to purchase approximately 1.648 million shares of Trustmark common stock.  The second program was the Term Auction Facility (TAF) sponsored by the Federal Reserve Bank of New York.  To take advantage of attractively priced funding, Trustmark bid on and received $200.0 million in TAF funding under the TAF facility in December 2008.  This funding is collateralized by assets pledged to the Discount Window at the Federal Reserve Bank of Atlanta.  Trustmark does not typically utilize the primary borrowing facility at the Discount Window, so the TAF program allowed Trustmark to borrow $200.0 million at attractive rates using some of the collateral normally pledged for contingency funding in lieu of utilizing its more traditional funding sources for these borrowings. Trustmark’s collateral value at the Discount Window at December 31, 2008 was $924.3 million before deducting its TAF borrowings.

For additional discussion of the impact of the current economic recession on the financial condition and results of operations of Trustmark and its subsidiaries, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.

Subsidiaries of Trustmark

Trustmark National Bank

Trustmark National Bank initially chartered by the state of Mississippi in 1889, is headquartered in Jackson, Mississippi.  TNB represents over 98% of the assets and revenues of Trustmark.  Significant services offered by TNB include commercial banking, consumer banking, mortgage banking, wealth management and trust services, and risk management services.  TNB also provides investment and insurances services through the following wholly-owned subsidiaries:

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

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.

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

Competition

There is significant competition within the banking and financial services industry in the markets in which Trustmark operates.  Changes in regulation, technology and product delivery systems have resulted in an increasingly competitive environment.  Trustmark expects to continue to face increasing competition from online and traditional financial institutions seeking to attract customers by providing access to similar services and products.

Some of the institutions which compete with Trustmark are among the  largest financial institutions in the United States.  Any actual intervention or assistance to these competitors made by the United States government, as well as the perception that such assistance would be forthcoming if needed, can have the effect of eroding Trustmark’s competitive advantages in its markets.

Trustmark and its subsidiaries compete with national and state chartered banking institutions of comparable or larger size and resources and with smaller community banking organizations.  Trustmark has numerous local, regional and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, financial service operations of major retailers, investment brokerage and financial advisory firms and mutual fund companies.  Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.  Currently, Trustmark does not face meaningful competition from international banks in its markets, although that could change in the future.

The table below presents FDIC deposit data regarding TNB’s deposit market share.  The June 30, 2008 data set forth below is the most current data available from the FDIC at this time.

TNB Deposit Market Share by State
($ in thousands)
	June 30, 2008
Market (1)	Deposits	Deposit Market Share
Mississippi	$5,754,006	12.66%
Texas	603,671	0.12%
Tennessee	312,429	0.30%
Florida	242,964	0.06%

(1) - Note that market is defined by state.
        Source:  FDIC

Services provided by the Wealth Management segment face competition from many national, regional and local financial institutions.  Companies that offer broad services similar to those provided by Trustmark, such as other banks, trust companies and full service brokerage firms, as well as companies that specialize in particular services offered by Trustmark, such as investment advisors and mutual fund providers, all compete with Trustmark’s Wealth Management segment.

Trustmark’s insurance subsidiaries are among the leading agencies in the markets of Mississippi and northwest Florida.  These subsidiaries face competition from local, regional and national insurance companies, as well as from other financial institutions offering insurance products.

Trustmark’s ability to compete effectively is a result of being able to provide customers with desired products and services in a convenient and cost effective manner.  Customers for commercial, consumer and mortgage banking as well as wealth management and trust services are influenced by convenience, quality of service, personal contacts, availability of products and services and related pricing.  Trustmark continually reviews its products, locations, alternative delivery channels, and pricing strategies to maintain and enhance its competitive position.  While Trustmark’s position varies by market, Management believes it can compete effectively as a result of local market knowledge and awareness of customer needs.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977.

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

Troubled Assets Relief Program - Capital Purchase Program

On November 21, 2008, Trustmark issued a total of 215,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (no par) liquidation preference $1,000 per share, (Senior Preferred) to the United States Department of the Treasury (Treasury) in a private placement transaction as part of the Troubled Assets Relief Program - Capital Purchase Program (TARP CPP).  In the same transaction, Trustmark also issued to the Treasury a warrant to purchase approximately 1.648 million shares of Trustmark’s common stock at an exercise price of $19.57 per share.

Trustmark chose to participate in the TARP CPP in order to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending in the markets where Trustmark operates, maintain its competitive advantage over its less well-capitalized competitors, support its foreclosure mitigation programs and support its general operations.  Trustmark’s decision to participate in the TARP CPP was also affected by discussions with its regulators, including the OCC, the Federal Reserve and the U.S. Treasury.  Trustmark elected to participate in the TARP CPP as a healthy, well-capitalized bank.

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

During the fourth quarter of 2008, in response to deterioration in banking and economic conditions, the FDIC announced several changes designed to contribute to the economic stabilization.  First, on October 3rd, President Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  On May 20, 2009 President Obama signed the Helping Families Save Their Homes Act of 2009 which extended the federal deposit insurance coverage of $250,000 per depositor till December 31, 2013.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor.  On October 14th, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP) which was designed to strengthen confidence and encourage liquidity in the banking system.  The Debt Guarantee Program guarantees, with certain limitations, newly issued senior unsecured debt with a term greater than 30 days of eligible, participating entities. The Transaction Account Guarantee Program fully guarantees noninterest-bearing transaction accounts and NOW accounts with interest rates of 50 basis points or less.  Trustmark and its banking subsidiaries have opted to participate in both programs but will incur no additional assessment for the Debt Guarantee Program since it currently has no qualifying debt outstanding.  Participants in the Transaction Account Guarantee Program will incur a surcharge of $0.10 per $100 of covered deposits exceeding $250,000.

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

Available Information

Trustmark’s internet address is www.trustmark.com.  Information contained on this website is not a part of this report.  Trustmark makes available through this address, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

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

Trustmark and its subsidiaries could be adversely impacted by various risks and uncertainties, which are difficult to predict.  As a financial institution, Trustmark has significant exposure to market risk, including interest rate risk, liquidity risk and credit risk.  This section includes a description of the risks, uncertainties and assumptions identified by Management that could materially affect Trustmark’s financial condition and results of operations, as well as the value of Trustmark’s financial instruments in general, and Trustmark common stock, in particular.  Additional risks and uncertainties that Management currently deems immaterial or is unaware of may also impair Trustmark’s financial condition and results of operations.  This report is qualified in its entirety by the risk factors that are identified below.  The occurrence of any one of, or of a combination of, these risk factors could have a material negative effect on Trustmark’s financial condition or results of operations.

Trustmark’s Largest Source of Revenue (Net Interest Income) is Subject to Interest Rate Risk

Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  For the year ended December 31, 2008, Trustmark’s total interest income was $483.3 million and net interest income was approximately $319.2 million.  Trustmark’s simulation model using balances at December 31, 2008 estimated that in the event of a 100 basis point reduction in interest rates, there would be a corresponding reduction in net interest income of 3.1%.  Net interest income is Trustmark’s largest revenue source, and it is important to understand how Trustmark is subject to interest rate risk.

•
In general, for a given change in interest rates, the amount of the change in value (positive or negative) is larger for assets and liabilities with longer remaining maturities.  The shape of the yield curve may affect new loan yields, funding costs and investment income differently.

•
The remaining maturity of various assets or liabilities may shorten or lengthen as payment behavior changes in response to changes in interest rates.  For example, if interest rates decline sharply, loans may pre-pay, or pay down, faster than anticipated, thus reducing future cash flows and interest income.  Conversely, if interest rates increase, depositors may cash in their certificates of deposit prior to term (notwithstanding any applicable early withdrawal penalties) or otherwise reduce their deposits to pursue higher yielding investment alternatives.

•
Repricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets reprice faster than liabilities, there will be an initial decline in earnings.  Moreover, if assets and liabilities reprice at the same time, they may not be by the same increment.  For instance, if the Federal funds rate increased 50 basis points, rates on demand deposits may rise by 10 basis points, whereas rates on prime-based loans will instantly rise 50 basis points.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes in net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates.  Therefore, Management monitors interest rate risk and adjusts Trustmark’s funding strategies to mitigate adverse effects of interest rate shifts on Trustmark’s balance sheet.

Trustmark has entered into derivative contracts to hedge Mortgage Servicing Rights (MSR) in order to offset changes in fair value resulting from rapidly changing interest rate environments.  In spite of Trustmark’s due diligence in regards to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective, which could adversely affect results of operations.  Risks associated with this strategy include the risk that counterparties in any such derivative and other hedging transactions may not perform; the risk that these hedging strategies rely on Management’s assumptions and projections regarding these assets and general market factors, including prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, and that these assumptions and projections may prove to be incorrect; the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates, prepayment speeds or other forecasted inputs to the hedging model; and, the risk that the models used to forecast the effectiveness of hedging instruments may project expectations that differ from actual results.

Trustmark closely monitors the sensitivity of net interest income and investment income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change.  Trustmark makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk.

The National Economic Recession Has Increased the Business Risks for Trustmark.

The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Dramatic declines in the housing market over the past year, with falling home prices, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in writedowns of asset values by financial institutions, including Trustmark.  For example, in Trustmark’s Florida market, which is the market in which Trustmark has experienced the greatest impact from the economic recession, at December 31, 2008, approximately $176.7 million in aggregate principal amount of loans, or approximately 28.6% of total Florida loans of approximately $618.3 million, were classified as criticized, meaning that those loans exhibit potential credit weaknesses.  Of those loans, approximately $51.1 million in aggregate principal amount of loans were classified as “impaired,” meaning that they are collateral dependent, and that Trustmark charges off the full difference between the loan value and the net realizable value of the underlying collateral.  Furthermore, the amount of nonaccrual loans rose by approximately 75.0% from December 31, 2007 to approximately $114.0 million at December 31, 2008.  At December 31, 2008, Trustmark’s total nonperforming assets (for all four states where it operates) amounted to approximately $152.6 million, an increase of approximately 107.6% over total nonperforming assets at December 31, 2007.

Trustmark does not assume that the difficult conditions in the economy and in the financial markets generally, and in particular in the Florida market, will improve significantly in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Trustmark.  In particular, Trustmark may face the following risks in connection with these events:

•
Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could further affect Trustmark’s charge-offs and provision for loan losses.

•	Conditions in Trustmark’s markets in Mississippi, Tennessee or Texas, which to date have been less severe than in Trustmark’s Florida market, could worsen.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
The current market disruptions make valuation of assets even more difficult and subjective, and Management’s ability to measure the fair value of Trustmark’s assets could be adversely affected.  If Management determines that a significant portion of its assets have values that are significantly below their recorded carrying value, Trustmark could recognize a material charge to earnings in the quarter during which such determination was made, Trustmark’s capital ratios would be adversely affected by any such change and a rating agency might downgrade its credit rating or put Trustmark on credit watch.

•
Trustmark may face increased regulation of its industry, including as a result of the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, and its issuance to the U.S. Treasury of its Senior Preferred stock and a Warrant under the TARP CPP.  Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

Trustmark is Subject to Lending Risk, Which Could Impact the Adequacy of the Allowance for Loan Losses and Results of Operations.

There are inherent risks associated with Trustmark’s lending activities.  As discussed above, the current economic recession resulted in increases in Trustmark’s loan losses and impaired loans.  If current trends in the housing and real estate markets continue, Trustmark may continue to experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different than those of Management.  As a result, Trustmark may elect to make further increases in its provision for loan losses in the future, particularly if economic conditions continue to deteriorate.

Trustmark is Subject to Liquidity Risk, Which Could Disrupt its Ability to Meet its Financial Obligations.

Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered deposits and borrowings from both the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB). During the fourth quarter of the 2008 fiscal year, as the U.S. financial system experienced a severe, overall contraction of credit, Trustmark was able to add to its funding sources $200.0 million in short-term borrowings from the Federal Reserve’s Term Auction Facility.  In addition, at December 31, 2008, Trustmark had $640 million of Federal funds purchased, or $319 million more than the amount of Federal funds purchased at December 31, 2007.  The increased amount of Federal funds purchased offset, in part, a reduction in borrowings from the FHLB.  Any significant restriction or disruption of Trustmark’s ability to obtain funding from these or other sources could have a negative effect on Trustmark’s ability to satisfy its current and future financial obligations, which could materially affect Trustmark’s financial condition.

In addition to the risk that one or more of the funding sources may become constrained due to market conditions unrelated to Trustmark, there is the risk that Trustmark’s credit profile may decline such that one or more of these funding sources becomes partially or wholly unavailable to Trustmark.

Trustmark attempts to quantify such credit event risk by modeling scenarios that estimate the liquidity impact resulting from a short-term ratings downgrade over various grading levels.  Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  To mitigate such risk, Trustmark maintains available lines of credit with the FRB and the FHLB that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies.

Trustmark Operates in a Highly Competitive Financial Services Industry.

Trustmark faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources.  Such competitors primarily include national and regional banks, as well as community banks within the various markets in which Trustmark operates.  At this time, major international banks do not compete directly with Trustmark in its markets, although they may do so in the future.  Trustmark also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

Some of Trustmark’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many of Trustmark’s larger competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than Trustmark can.

Furthermore, the Federal Reserve, in response to the current economic crisis, has conducted stress tests on the 19 largest financial institutions in the United States.  Some of these institutions compete with Trustmark in some of Trustmark’s markets.  Any intervention or assistance to these competitors made, affected or coordinated by the Federal Reserve, the U.S. Treasury or other government agencies could affect the competitive landscape in which Trustmark operates.

Trustmark’s ability to compete successfully depends on a number of factors, including: the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; the ability to continue to expand Trustmark’s market position through organic growth and acquisitions; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which Trustmark introduces new products and services relative to its competitors; and industry and general economic trends.  Failure to perform in any of these areas could significantly weaken Trustmark’s competitive position, which could adversely affect Trustmark’s growth and profitability.

The Issuance of Preferred Securities and the Warrant to Purchase Trustmark Common Stock to the United States Treasury May Dilute Earnings, Encumbers Earnings to Pay Preferred Dividends and Requires Trustmark to Accrue the Related Discount through Earnings.

On November 21, 2008, Trustmark issued $215.0 million of Senior Preferred stock to the U.S. Treasury and  issued the U.S. Treasury a warrant to purchase approximately 1.648 million shares of Trustmark common stock at an exercise price of $19.57 per common share.  Full exercise of the warrant will dilute Trustmark’s common shareholders by approximately 2.87%, based upon the approximately 57.32 million shares of Trustmark’s common stock issued and outstanding as of January 31, 2009.  Should the market value of the common stock increase above the exercise price of $19.57 per common share prior to exercise of the warrant, accounting rules will require additional shares to be included in the fully diluted share count, and will effectively reduce reported diluted earnings per share to common shareholders.  If the warrant is exercised, dividends would become payable with respect to the newly issued shares.  Likewise, in a scenario in which Management might prefer to repurchase the warrant, if the market price of the common stock is significantly above the exercise price of the warrant, the value of the warrant would rise with the market price of the common stock. In such a scenario, a higher amount of cash would be needed to repurchase the warrant, reducing capital surplus.  Furthermore, a scenario involving early redemption of the Senior Preferred will require the acceleration of the associated discount through earnings available to common shareholders.  If not redeemed by February 15, 2014, the annual dividend payments on the Senior Preferred will increase from 5.00% per annum to 9.00% per annum.  If Trustmark is unable to redeem the Senior Preferred at or prior to February 15, 2014, then this higher dividend rate may be financially unattractive to Trustmark relative to the cost of capital under the market conditions prevailing after that date.

In addition, Trustmark is required by accounting rules to accrete the deemed discount on the Preferred Stock through earnings available to common shareholders.  The discount will accrete through February 15, 2014 at an amount of approximately $2.0 million annually, reducing earnings available to common shareholders.  If the Senior Preferred is redeemed early by Trustmark, accretion of the remaining discount will be accelerated through earnings available to common shareholders at that time.

Trustmark May be Required to Pay Significantly Higher Federal Deposit Insurance Corporation (FDIC) Premiums in the Future.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows.  The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, EESA, as amended, has increased the limit on FDIC coverage to $250,000 through December 31, 2013.  These developments will cause the premiums assessed to Trustmark by the FDIC to increase.  It is possible that the duration of this increase could be extended, or that the increase could become permanent, which could cause additional increases in the premiums assessed to Trustmark by the FDIC.

Based on existing regulations, the FDIC must establish and implement a restoration plan to restore the reserve ratio to 1.15 percent (based on a limit on FDIC coverage to $100,000 per account).  Absent extraordinary circumstances, the reserve ratio must be restored to 1.15 percent within five years.  As a result, the FDIC has adopted a restoration plan which will require an increase to the assessment rates it currently charges.  Under the present regulations, Trustmark’s assessment rate will increase from five to seven basis points per $100 of deposits to approximately 12 to 16 basis points per $100 of deposits beginning in 2009.  In addition, under the terms of legislation presently pending, special FDIC assessment rates could be imposed in certain circumstances, which could have an adverse impact on Trustmark’s results of operations.

The Stock Price of Financial Institutions, like Trustmark, Can be Volatile.

The volatility in the stock prices of companies in the financial services industry may make it more difficult for you to resell your Trustmark common stock at prices you find attractive and at the time you want.  Trustmark’s stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole.  In 2008, Trustmark’s stock reached a high of $34.00 per share on September 19, 2008 and a low of $14.31 per share on July 15, 2008.  The factors affecting financial stocks generally and Trustmark’s stock price in particular include: actual or anticipated variations in earnings; changes in analysts’ recommendations or projections; operating and stock performance of other companies deemed to be peers; perception in the marketplace regarding Trustmark, its competitors and/or the industry as a whole; significant acquisitions or business combinations involving Trustmark or its competitors; changes in government regulation and failure to integrate acquisitions or realize anticipated benefits from acquisitions.  The existence of the warrant issued by Trustmark to the U.S. Treasury as described above, and the potential for dilution or actual dilution the warrant may cause, may also create additional volatility in the market price of Trustmark’s common stock.  General market fluctuations, industry factors and general economic and political conditions could also cause Trustmark’s stock price to decrease regardless of operating results.

Potential Acquisitions by Trustmark May Disrupt Trustmark’s Business and Dilute Shareholder Value.

Since January 1, 2004, Trustmark has consummated three significant acquisitions:  (i) five branches of Allied Houston Bank, on March 12, 2004; (ii) Fisher-Brown, Incorporated, northwest Florida’s leading insurance agency, on December 1, 2004; and (iii) Republic Bancshares of Texas, Inc., on August 25, 2006.  Trustmark seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services, and Trustmark will likely continue to seek to acquire such businesses in the future.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; difficulty and expense of integrating the operations and personnel of the target company; potential disruption to Trustmark’s business; potential diversion of Trustmark’s Management’s time and attention; the possible loss of key employees and customers of the target company; difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Trustmark’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Trustmark’s financial condition and results of operations.

Changes in Accounting Standards May Affect How Trustmark Reports its Financial Condition and Results of Operations.

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  The ongoing economic recession has resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards may result in changes to U.S. GAAP.  Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition and results of operations.

Natural Disasters, Such as Hurricanes, Could Have a Significant Negative Impact on Trustmark’s Business.

Many of Trustmark’s loans are secured by property or are made to businesses in or near the Gulf coast regions of Texas, Mississippi and Florida, which regions are often in the path of seasonal hurricanes.  As previously reported, Hurricane Katrina had a catastrophic effect on Trustmark’s Mississippi market, and in late summer 2008, Hurricane Gustav threatened to create a similar result in the Houston metropolitan area, which is the location of Trustmark’s Texas operations.  Natural disasters, such as hurricanes, could have a significant negative impact on the stability of Trustmark’s deposit base, the ability of borrowers to repay outstanding loans, the value of collateral securing loans and could cause Trustmark to incur additional expenses.  Although Management has established disaster recovery policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable Trustmark’s borrowers to recover from the effects of the event, could have a material adverse effect on Trustmark.

Part II

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

EXECUTIVE OVERVIEW

The national economy, in 2008, faced numerous challenging macro-economic conditions.  The economy was in recession and experienced rising unemployment, declining home values, extremely low liquidity in the debt markets and declining values and high volatility in the equity markets.  As a result of these conditions, consumer confidence and spending decreased substantially and asset values declined.  The capital and earnings levels of numerous financial institutions were negatively affected and a number of financial institutions failed or merged, in some cases with government involvement, with stronger financial institutions.

During 2008, Management monitored carefully the impact of illiquidity in the financial markets, declining values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  Management implemented strategic decisions to reduce certain loan classifications, including construction, land development and other land loans, loans secured by 1-4 family residential properties and indirect auto loans.  Throughout 2008, Trustmark and TNB’s capital ratios exceeded the minimum levels required for it to be ranked well-capitalized, both prior to and after Trustmark’s participation in the U.S. Treasury’s TARP CPP.

During 2008, Management also monitored the trend of weakening residential real estate property values and increasing default rates, substantially all of which is in the Florida Panhandle region.  Trustmark’s other markets have experienced less of a  decline in values and a marginal increase in default rates to date.  The non-Florida markets in which Trustmark operates did not experience the dramatic rise in real estate values prior to the recession as was prevalent in Florida and other sections of the country.  As a result, the impact of the recession on property values in Trustmark’s other markets has been much less severe.

In 2008, Trustmark did not make significant changes to its loan underwriting standards.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has adjusted its concentration limits of commercial real estate loans, and closely adheres to its primary regulator’s guidelines.  As a result, TNB has been more restrictive in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

During 2008, Management continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its investment portfolio and its access to funding from a variety of external funding sources.  Among such sources, Trustmark’s borrowings from the Federal Reserve’s TAF program and its purchase of Federal funds in 2008 reduced its funding cost relative to other interest-bearing sources.  During the fourth quarter of the 2008 fiscal year, Trustmark was able to add to its funding sources $200.0 million in short-term TAF borrowings.  In addition, at December 31, 2008, Trustmark had $640 million of Federal funds purchased, $319 million, or 100%, more than the amount of Federal funds purchased at December 31, 2007.

TARP CAPITAL PURCHASE PROGRAM

Trustmark chose to participate in the TARP CPP in order to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending in the markets where Trustmark operates, maintain its competitive advantage over its less well-capitalized competitors, support its foreclosure mitigation programs and support its general operations.  Trustmark’s decision to participate in the TARP CPP was also affected by discussions with its regulators, including the OCC, the Federal Reserve and the U.S. Treasury.  Trustmark elected to participate in the TARP CPP as a healthy, well-capitalized bank.

As part of its participation in the TARP CPP, in addition to issuing 215,000 shares of Senior Preferred stock to the U.S. Treasury, Trustmark also issued to the U.S. Treasury a ten-year warrant (the Warrant) to purchase up to 1,647,931 shares of Trustmark’s common stock, at an initial exercise price of $19.57 per share, subject to customary anti-dilution adjustments.

Cumulative dividends on the Senior Preferred stock will accrue on the liquidation preference at a rate of 5% per annum until February 15, 2014, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by Trustmark’s Board of Directors.  The Senior Preferred stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Trustmark.  The Senior Preferred stock is nonvoting, except in the event of a default in the payment of dividends for an aggregate of six or more quarters.  The Senior Preferred stock constitutes Tier 1 capital for Trustmark.

Trustmark may redeem the Senior Preferred stock at par.  Based upon recent legislation, it is not necessary for Trustmark to replace the Senior Preferred stock with Tier 1 (or other) capital as a condition to redemption.  Any redemption is, however, subject to the consent of the U.S. Treasury, the Federal Reserve and the OCC.

The Senior Preferred stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  Trustmark registered the resale of the Senior Preferred stock, the Warrant, and the issuance of shares of common stock upon exercise of the Warrant (the “Warrant Shares”) on December 12, 2008, in an automatic shelf registration statement filed with the U.S. Securities and Exchange Commission.  Neither the Senior Preferred stock nor the Warrant are subject to any contractual restrictions on transfer, except that the U.S. Treasury may only transfer and/or exercise the Warrant with respect to an aggregate of one-half of the Warrant Shares prior to the earlier of (i) the date on which Trustmark has received aggregate gross proceeds of not less than $215.0 million from one or more Qualified Equity Offerings (as defined below) and (ii) December 31, 2009.

The Securities Purchase Agreement pursuant to which the U.S. Treasury purchased the Senior Preferred stock and the Warrant defines a “Qualified Equity Offering” as the sale and issuance for cash by Trustmark, to persons other than Trustmark or any Trustmark subsidiary, of shares of perpetual preferred stock, common stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of Trustmark at the time of issuance under the applicable risk-based capital guidelines of Trustmark’s Federal banking regulator.

The Warrant has been exercisable since November 21, 2008, its date of issuance.  In the event Trustmark completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in Trustmark receiving aggregate gross proceeds of not less than $215.0 million, the number of the shares of common stock underlying the portion of the Warrant then held by the U.S. Treasury will be reduced by a number of shares equal to the product of (i) the number of shares of common stock initially covered by the Warrant (taking into account any adjustments pursuant to the terms of the Warrant), and (ii) 0.5.

Copies of the Securities Purchase Agreement, the Warrant, the Certificate of Designations for the Senior Preferred stock and the form of Senior Preferred stock certificate are included as exhibits to this report.  The foregoing summary of these documents is qualified in its entirety by reference thereto.

Use of Capital

The TARP CPP funds have not been segregated from Trustmark’s other funds, and thus those funds cannot be directly traced through Trustmark’s balance sheet.

Based on analysis of the market conditions at the time of issuance, Trustmark determined that the proceeds of the U.S. Treasury investment in its Senior Preferred stock initially would be best deployed in U.S. Government Agency mortgage-backed securities (MBS) until loan demand improved.  Trustmark retained $10 million of the proceeds to provide for the 2009 dividend payments on the Senior Preferred stock and invested the remaining $205 million in TNB.  In turn, TNB invested the $205 million of the proceeds, along with other funds obtained to leverage the TARP CPP investment, in MBS, pending deployment in more permanent uses.  With these investments, Trustmark provided incremental liquidity to the residential mortgage markets and at the same time obtained products that generate cash flow.  Trustmark is holding the MBS assets on its balance sheet as available for sale.  Trustmark intends to utilize its cash flows, including those derived from its MBS investments and the proceeds of any sale or disposition of its MBS investments, to fund commercial and residential loans that meet Trustmark’s long-standing prudent lending standards as the demand for high-quality loans rises in the markets it serves, as well as to advance foreclosure mitigation efforts and otherwise support its business.

Trustmark is committed to making credit available to the markets it serves and fulfilling the needs of its customers.  To insure that all lending growth opportunities were addressed, Trustmark restructured its Senior Loan Committee to form two new committees, composed of senior and executive management: the Commercial Loan Committee and the Real Estate Loan Committee.  Additionally, senior executives were placed in lending roles specializing in particular loan products to address the needs of existing and prospective clients.  In certain sectors, such as commercial lending, loan demand has diminished consistent with the overall economy as customers have taken a conservative direction and postponed investments.  Conversely, residential mortgage activity increased in December 2008 and into the first fiscal quarter of 2009 in response to favorable interest rates and new Government Agency programs; nearly three quarters of this activity was in the form of refinancings, with the balance consisting of new purchases.  While the TARP CPP funds have not been segregated, and this increased lending is not directly traceable in a dollar-for-dollar manner to the TARP CPP, the strengthening of Trustmark’s balance sheet by the TARP CPP investment has directly facilitated increased lending activity.

In addition, Trustmark has initiated programs and dedicated additional resources and staff to seek to mitigate foreclosure of primary residences on borrowers that are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff have been added to accommodate loss mitigation activity.  Trustmark has utilized personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation in order to respond to this need.  In some cases, Trustmark may make special payment arrangements with such borrowers.  Likewise, Trustmark is following the Fannie Mae, Freddie Mac and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.

Loan modifications made to date have mostly occurred on loans serviced for outside investors.  To date, there have been comparatively less need for, or use of, available loan modification programs on Trustmark’s primary residence mortgage portfolio.  This is a function of Trustmark’s preference for shorter average loan terms and the aging of its portfolio, as well as adherence to its prudent lending standards.  However, Trustmark is preparing for a potential increase in demand for loan modification on internal loans covering primary residences, and intends to carry out specific programs as needed.  As for new loan originations, Trustmark follows, in substantially all situations, the underwriting standards of the government agencies.  As those agencies have revised standards on new originations, so has Trustmark.

Effects of TARP CPP Participation

Pursuant to the terms of the Securities Purchase Agreement, Trustmark registered for resale the Senior Preferred stock, the Warrant to purchase 1,647,931 shares of its common stock and the shares of common stock underlying the Warrant, in an automatic shelf registration statement filed with the Securities and Exchange Commission on December 12, 2008.  Pursuant to the terms of the Securities Purchase Agreement, prior to November 21, 2011, unless Trustmark has redeemed the Senior Preferred stock or the U.S. Treasury has transferred the Senior Preferred stock to a third party, Trustmark may not, without the consent of the U.S. Treasury, (i) declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.23 per share of common stock) or (ii) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other limited circumstances specified in the Securities Purchase Agreement.

The Warrant is immediately exercisable, and if exercised, Trustmark’s common shareholders, would be diluted by the issuance of up to 1,647,931 additional shares of common stock.

The Certificate of Designations of the Senior Preferred provides that, in the event Trustmark defaults on the payment of dividends due on the Senior Preferred for an aggregate of six quarters or more, the Board of Directors of Trustmark shall be automatically  increased by two positions, and the holders of the Senior Preferred shall have the right to elect two directors to fill those positions.  There was no need for Trustmark to amend its bylaws to increase the maximum size of the board of directors in order to be able to accommodate an election of those two directors.  However, Trustmark’s bylaws were amended, effective November 21, 2008, to permit the expansion of the board of directors under such circumstances by means of an automatic process, consistent with the provisions of the Certificate of Designations of the Senior Preferred.  Trustmark did not have any other senior class of securities outstanding at the time it entered into the Securities Purchase Agreement.

With respect to Trustmark’s day-to-day operations, participation in the TARP CPP has heightened the focus on originating new loans that meet TNB’s prudent lending standards.  In addition, Trustmark is following the Fannie Mae, Freddie Mac and GNMA guidelines for foreclosure moratoriums in TNB’s portfolio of loans serviced for others.

Participation in the TARP CPP strengthened Trustmark’s capital ratios.  For example, at September 30, 2008 (prior to the TARP CPP transaction), TNB’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 11.50%, 9.61% and 7.93%, respectively, and at December 31, 2008 (following the November 21, 2008 TARP CPP transaction) TNB’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 14.52%, 12.63% and 10.13%, respectively.  However, it should be noted that, prior to Trustmark’s participation in the TARP CPP, both it and TNB were well-capitalized.  At September 30, 2008, each of TNB’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets exceeded the respective ratios of 10.00%, 6.00% and 5.00%, which are the minimum ratios of regulatory capital required to be well-capitalized.  Furthermore, Trustmark estimates that had it not participated in the TARP CPP, its ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets at December 31, 2008 would have been 11.98%, 10.04% and 8.04%, respectively.

Trustmark’s participation in the TARP CPP has affected the income available to common shareholders in two ways: (1) Trustmark agreed in the Securities Purchase Agreement to not pay any dividend on the common stock prior to November 21, 2011 other than regular quarterly cash dividends of not more than $0.23 per share of common stock, and (2) the dividend payments which are due on the Senior Preferred have the effect of reducing the net income otherwise available to the common stockholders.  The terms of the Stock Purchase Agreement prohibit repurchases of common stock (although there was no intent, at the time of the issuance of the Preferred Stock, for Trustmark to buy back or otherwise repurchase any of its common stock).

Trustmark has complied and will continue to comply with the executive compensation and corporate governance requirements of each of (i) the Emergency Economic Stabilization Act (EESA) of 2008, (ii) the Treasury Department guidance thereunder issued on October 20, 2008, (iii) the American Recovery and Reinvestment Act of 2009 (ARRA), which was signed into law on February 17, 2009 and (iv) any subsequent legislation, regulations or guidance for so long as the Senior Preferred stock or any other security acquired under the Securities Purchase Agreement is held by the U.S. Treasury.

On November 11, 2008, Trustmark’s Board of Directors approved a resolution to adopt an omnibus amendment to all compensation plans.  This amendment, which conforms all of Trustmark’s benefit plans to the EESA and which applies to any senior executive officer (SEO) thereunder, includes the following:

•	Clawback Provision
•	Golden Parachute Limitation
•	Signed Consent by all SEOs

As required by the EESA and ARRA, Trustmark will further limit the Section 162(m) tax deduction for executive compensation to $500,000 per year for any SEO for so long as the Senior Preferred stock or any other security acquired under the Securities Purchase Agreement is held by the U.S. Treasury.

An executive compensation risk assessment was performed by Trustmark’s senior risk officers within 90 days of Treasury’s purchase of the Senior Preferred stock and the Warrant.  Based on the materials reviewed and discussions with subject matter experts, Trustmark’s senior risk officers concluded that the executive compensation and incentive program as then in effect did not encourage the SEOs to take unnecessary and excessive risks.  The findings of this risk assessment were presented to the Human Resources Committee of Trustmark’s Board of Directors on January 14, 2009.  The final Executive Compensation Risk Assessment Conclusion Memorandum was provided to this committee on February 18, 2009.  A certification statement has been included within the Human Resources Committee Report of the Trustmark 2009 Proxy Statement.  This risk assessment process will occur each year in which the Senior Preferred stock or any other security acquired under the Securities Purchase Agreement is held by the U.S. Treasury.  In addition, the Human Resources Committee, which is composed entirely of independent directors, will discuss Trustmark’s compensation arrangements in light of such a risk assessment at least semi-annually for so long as the Senior Preferred stock or any other security acquired under the Securities Purchase Agreement is held by the U.S. Treasury.

Trustmark’s 2009 Proxy Statement permitted a nonbinding shareholder vote to provide advisory approval of the compensation of Trustmark’s executives.

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

For additional information regarding the accounting policies discussed below, please see the notes to Trustmark’s Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance for loan losses is maintained at a level believed adequate by management, based on estimated probable losses within the existing loan portfolio.  Each such evaluation is inherently subjective, as it requires a range of estimates, assumptions and judgments as to the facts and circumstances of the particular situation, including the amounts and timings of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Trustmark’s allowance for probable loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as on other regulatory guidance.  The allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS No. 5, “Accounting for Contingencies,” based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) qualitative risk valuation allowances determined in accordance with SFAS No. 5 based on general economic conditions and other qualitative risk factors, both internal and external, to Trustmark.  Each of these elements calls for estimates, assumptions and judgments, as described below.

Loans-Specific Valuation Allowances

Valuation allowances for probable losses on specific commercial loans are based on an ongoing analysis and evaluation of classified loans.  Loans are classified based on Trustmark’s internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability and willingness to repay; (ii) the value of any underlying collateral; (iii) the ability of any guarantor to perform its payment obligation, and (iv) the economic environment and industry in which the borrower operates.  Once a loan is classified, it is subject to periodic review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria permitted under SFAS No. 114.  The amount of impairment, if any, becomes a specific allocated portion of the allowance for loan losses and segregated from any pool of loans.  Specific valuation allowances are determined based upon analysis of the factors identified above, among other things.  If, after review, a specific valuation allowance is not assigned to the loan and the loan is not considered to be impaired, the loan remains with a pool of similar risk-rated loans that is assigned a valuation allowance appropriate for non-impaired classified loans, based on Trustmark’s internal loan grading system.

Historical Valuation Allowances

Historical valuation allowances are calculated for pools of loans based on the historical loss experience of specific types of loans and Trustmark’s internal loan grading system.  Trustmark calculates historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool.  The historical loss ratios are periodically updated based on subsequent charge-off experience.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  Trustmark’s pools of similar loans include consumer loans and 1-4 family residential mortgages.

General Valuation Allowances

These allowances are based on general economic conditions and other qualitative factors, both internal and external to the bank.  These allowances are determined by evaluating a range of potential factors, which may include one or more of the following: (i) the experience, ability and effectiveness of the bank’s lending management and staff assigned to the loan; (ii) adherence to Trustmark’s loan policies, procedures and internal controls; (iii) changes in the value of underlying collateral; (iv) the impact on portfolio risk in a rising interest rate environment;  (v) timeliness of risk ratings changes; (vi) national and regional economic trends and conditions; (vii) consumer bankruptcy trends; (viii) concentrations of commercial and consumer credits in Trustmark’s loan portfolio; (ix) commercial real estate vacancy trends by region; (x) collateral, financial and underwriting exception trends by region and (xi) the impact of recent significant natural disasters or catastrophes.

Management evaluates the degree of risk that these components have on the quality of the loan portfolio not less frequently than quarterly.  The results are then input into a “qualitative factor allocation matrix” to determine an appropriate qualitative risk allowance.

A significant shift in one or more factors identified above could result in a material change to Trustmark’s allowance for loan losses.  For example, if there were changes in one or more of these estimates, assumptions or judgments as they relate to a portfolio of commercial loans, Trustmark could find that it needs to increase the level of future provisions for possible loan losses in respect of that portfolio.  Additionally, credit deterioration of specific borrowers due to changes in these factors could cause the risk rating of those borrowers’ commercial loans on Trustmark’s internal loan grading system to shift to a more severe risk rating.  As a result, Trustmark could find that it needs to increase the level of future provisions for possible loan losses in respect of these loans.  Given the interdependent and highly factual nature of many of these estimates, assumptions and judgments, it is not possible to provide meaningful quantitative estimates of the impact of any such potential shifts.

Mortgage Servicing Rights

Trustmark recognizes as an asset the rights to service mortgage loans for others (mortgage servicing rights, or MSR) with respect to loans originated by Trustmark or acquired through its wholesale network.  Trustmark carries MSR on its balance sheet at fair value.

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

To reduce the sensitivity of earnings to interest rate fluctuations, Trustmark utilizes derivative instruments such as interest rate futures contracts and exchange-traded options to achieve a return that is intended to substantially offset the changes in the fair value of MSR attributable to interest rates, depending on the amount of MSR hedged.  Trustmark may choose not to fully hedge the MSR, partly because origination volume tends to act as a natural hedge.  For example, as interest rates decline, the fair value of MSR generally decreases and fees from new originations tend to increase.  Conversely, as interest rates increase, the fair value of the MSR generally increases, while fees from new originations tend to decline.

Trustmark utilizes a dynamic and sophisticated model, administered by a third party expert, to estimate the fair value of its MSR.  Management reviews all significant assumptions quarterly.  Mortgage loan prepayment speed -- a key assumption in the model -- is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income -- another key assumption in the model -- is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

By way of example, an increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

At December 31, 2008, MSR fair value was approximately $42.9 million. The impact on MSR fair value at that date of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate would be a decline in fair value of approximately $3.2 million and $1.0 million, respectively.  Changes of equal magnitude in the opposite direction would produce increases in fair value in the same respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by SFAS No. 141, “Business Combinations.”  Trustmark’s goodwill, which totaled $291.1 million at December 31, 2008, is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $23.8 million at December 31, 2008, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill as of October 1, 2008, 2007 and 2006, respectively, which indicated that no impairment charge was required.  At December 31, 2008, Trustmark performed an additional impairment analysis due to recent changes in market conditions for the financial services industry and concluded that no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

The carrying amount of Trustmark’s identifiable intangible assets subject to amortization is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition.  That assessment shall be based on the carrying amount of the intangible assets subject to amortization at the date it is tested for recoverability.  Intangible assets subject to amortization shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Fair value may be determined using market prices, comparison to similar assets, market multiples and other determinants. Factors that may significantly affect the estimates include, among others, competitive forces, customer behavior and attrition, changes in revenue growth trends and specific industry or market sector conditions.  Other key judgments in accounting for intangibles include determining the useful life of the particular asset and classifying assets as either goodwill (which does not require amortization) or identifiable intangible assets (which does require amortization).

For a description of the results of Trustmark’s goodwill impairment testing for 2008, see Note 9 in Item 8 – Financial Statements and Supplementary Data.

Defined Benefit Plans

Trustmark’s plan assets, projected benefit liabilities and pension cost are determined utilizing actuarially-determined present value calculations.  The valuation of the projected benefit obligation and net periodic pension expense for Trustmark’s plans (Capital Accumulation Plan and Supplemental Retirement Plan) requires management (with the assistance of third-party actuaries) to make estimates regarding the amount and timing of expected cash outflows.  Several variables affect these calculations, including  (i) size and characteristics of the associate population, (ii) discount rate, (iii) expected long-term rate of return on plan assets and (iv) recognition of actual returns on plan assets. Below is a brief description of these variables and the effect they have on pension cost.

•
Population and Characteristics of Associates.  Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms.  Effective January 1, 2007, Trustmark’s Capital Accumulation Plan (its defined benefit pension plan) was frozen to new associates.  At December 31, 2008, the pension plan census totaled 3,099 associates.

•
Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation is currently 6.00%.  The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (for the 2008 fiscal year the measurement date was December 31, 2008).  The discount rate is reset annually on the measurement date to reflect current economic conditions.

If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit plans and kept all other assumptions constant, the benefit cost associated with these plans would decrease or increase by approximately $0.80 million and $0.92 million, respectively.

•
Expected Long-Term Rate of Return on Plan Assets.  Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Capital Accumulation Plan, the current pre-tax expected rate of return on the plan assets is 8%.  This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.

Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount.  Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets.

If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $0.70 million.

•
Recognition of Actual Asset Returns.  Trustmark utilizes the provision of  SFAS No. 87, which allow for the use of asset values that smoothes investment gains and losses over a period of up to five years.  This could partially mitigate the impact of short-term gains or losses on reported net income.

•
Other Actuarial Assumptions.  To estimate the projected benefit obligation, actuarial assumptions are required to be made by management, including mortality rate, retirement rate, disability rate and the rate of compensation increases.  These factors do not change significantly over time, so the range of assumptions and their impact on net periodic pension expense is generally limited.

Contingent Liabilities

Trustmark estimates contingent liabilities based on management’s evaluation of the probability of outcomes and their ability to estimate the range of exposure.  As stated in SFAS No. 5, a liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event.  Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred, and the loss can be reasonably estimated.  In addition, it must be probable that the loss will be confirmed by some future event.  As part of the estimation process, management is required to make assumptions about matters that are, by their nature, highly uncertain.  The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments.  Whenever practicable, management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

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

In the fiscal year ended December 31, 2008, the economic recession and the related crisis in the credit and real estate markets had a negative effect on Trustmark’s business.  Trustmark’s 2008 provision for loan losses totaled $76.4 million, an increase of $52.6 million when compared to 2007 while, total charge-offs increased to $71.8 million during 2008, compared to $26.8 million for 2007.  Total nonperforming assets were $152.6 million at December 31, 2008, an increase of $79.1 million compared to December 31, 2007.  In addition, the percentage of loans which are 30 days or more past due and nonaccrual loans rose in 2008 to 3.20%, from 2.37% in 2007.  These measures are predominantly attributable to economic difficulties in the Florida Panhandle market.  Over the course of the past five fiscal years, as set forth in the table below, loans 30 days or more past due and nonaccruals have gradually increased in 2007 and 2008, moving upwards from the lower level that was measured for the three fiscal years ended December 31, 2006.

Percentage of Loans 30+ days past due and nonaccrual loans

12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
3.20%	2.37%	1.35%	1.93%	1.14%

The increase in Trustmark’s levels of loans past due is primarily the result of its exposure to the residential real estate market in the Florida Panhandle.  The levels of loans past due in Trustmark’s non-Florida markets have not experienced similar increases.

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

Government Programs

During the fourth quarter of 2008, Trustmark participated in two government programs.  The first was the TARP CPP sponsored by the Treasury Department, and the second was the TAF sponsored by the Federal Reserve Bank of New York.

To maintain its strong liquidity position, and to access a more attractive source of funding than the Federal Home Loan Bank, Trustmark bid on and received $200.0 million in TAF loans in December 2008.  These borrowings are collateralized by assets pledged to the Discount Window at the Federal Reserve Bank of Atlanta.  Trustmark does not typically utilize the primary borrowing facility at the Discount Window, so the TAF program allowed Trustmark to borrow $200.0 million at attractive interest rates using some of the collateral normally pledged for contingency funding.  Trustmark’s collateral value at the Discount Window at December 31, 2008 was $924.3 million before deducting its TAF borrowings.

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

Net interest income-FTE for 2008 increased $20.6 million, or 6.7%, when compared with 2007.  Trustmark expanded its net interest margin while in a falling rate environment during 2008.  This was accomplished through deposit pricing discipline afforded to Trustmark due to a strong liquidity position, the purchase of fixed rate securities throughout the year, and a widening in the spread between LIBOR (reflecting yields Trustmark received on investment securities) and the Fed Funds rate (reflecting yields Trustmark paid on floating rate deposits) that has since dissipated.  The combination of these factors resulted in a NIM of 4.01% during 2008, a 10 basis point increase when compared with 2007.

Average interest-earning assets for 2008 were $8.179 billion, compared with $7.878 billion for 2007, an increase of $301.1 million. The increase was primarily due to an increase in average total securities during 2008, which increased $185.1 million, or 20.4%, relative to 2007, as a result of management’s strategic focus in 2008 on increasing its holding of certain investment securities.  Also, average total loans increased $129.3 million in 2008 when compared to 2007.  However, due to a decrease in interest rates during 2008, the yield on loans decreased 110 basis points when compared to 2007.  Recent securities purchases have provided higher yields when compared to previous periods partially due to a slightly longer duration of the securities portfolio.  During 2008, the overall yield on securities increased by 35 basis points when compared to 2007.  This improvement has helped to offset decreasing loan yields seen during the periods discussed above.  The combination of these factors resulted in a decline in interest income-FTE of $57.6 million, or 10.5%, when 2008 is compared with 2007.  The impact of these factors is also illustrated by the yield on total earning assets decreasing from 6.98% in 2007 to 6.02% in 2008, a decrease of 96 basis points.

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

Net interest income-FTE for 2007 increased $17.1 million, or 5.9%, when compared with 2006.  Trustmark has achieved a higher yielding mix of earning assets when compared to the previous year with growth in higher yielding loans being funded primarily by the maturities and calls of lower yielding investment securities.  In addition, the growth in core deposits helped reduce Trustmark’s utilization of higher costing wholesale funding products and provided valuable liquidity for funding earning assets when 2007 is compared with 2006.  The combination of these factors resulted in a seven basis point increase in NIM to 3.91%, when 2007 is compared with 2006. During 2007, Trustmark corrected an accounting error that arose in prior periods in its consolidated statements of income resulting in a pretax benefit of $2.6 million.  This error correction has been excluded from the accompanying Yield/Rate Analysis table in interest on loans for 2007.  Including this error correction in 2007, Trustmark’s yield on loans and earning assets was 7.35% and 7.02%, respectively, while the net interest margin was 3.94%.  For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

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

Yield/Rate Analysis Table
($ in thousands)
	Years Ended December 31,
	2008			2007			2006

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$23,422	$502	2.14%	$40,850	$2,147	5.26%	$26,004	$1,327	5.10%
Securities available for sale:
Taxable	794,443	37,257	4.69%	573,940	22,367	3.90%	846,718	31,565	3.73%
Nontaxable	38,188	2,218	5.81%	50,763	3,539	6.97%	57,720	4,028	6.98%
Securities held to maturity:
Taxable	182,373	8,904	4.88%	195,468	9,417	4.82%	200,501	10,010	4.99%
Nontaxable	76,304	5,648	7.40%	86,030	6,404	7.44%	93,439	7,007	7.50%
Loans (including loans held for sale)	7,022,747	436,064	6.21%	6,893,402	504,043	7.31%	6,297,161	436,587	6.93%
Other earning assets	41,251	1,822	4.42%	37,133	2,116	5.70%	38,770	2,230	5.75%
Total interest-earning assets	8,178,728	492,415	6.02%	7,877,586	550,033	6.98%	7,560,313	492,754	6.52%
Cash and due from banks	245,748			287,113			327,320
Other assets	792,835			753,503			614,779
Allowance for loan losses	(86,124)			(72,365)			(74,924)
Total Assets	$9,131,187			$8,845,837			$8,427,488

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,215,668	20,742	1.71%	$1,186,683	39,217	3.30%	$1,003,649	26,875	2.68%
Savings deposits	1,776,397	23,032	1.30%	1,708,378	38,977	2.28%	1,677,921	31,037	1.85%
Time deposits	2,598,472	96,148	3.70%	2,625,327	122,181	4.65%	2,367,263	95,928	4.05%
Federal funds purchased and securities sold under repurchase agreements	626,767	10,393	1.66%	447,438	20,224	4.52%	471,386	20,228	4.29%
Short-term borrowings	276,974	7,032	2.54%	269,102	13,723	5.10%	520,942	25,965	4.98%
Long-term FHLB advances	-	-	-	-	-	-	2,825	104	3.68%
Subordinated notes	49,724	2,894	5.82%	49,692	2,894	5.82%	2,586	138	5.34%
Junior subordinated debt securities	70,104	3,878	5.53%	70,104	5,144	7.34%	25,895	1,900	7.34%
Total interest-bearing liabilities	6,614,106	164,119	2.48%	6,356,724	242,360	3.81%	6,072,467	202,175	3.33%
Noninterest-bearing demand deposits	1,412,312			1,455,494			1,417,470
Other liabilities	134,708			130,244			136,674
Shareholders’ equity	970,061			903,375			800,877
Total Liabilities and Shareholders’ Equity	$9,131,187			$8,845,837			$8,427,488

Net Interest Margin		328,296	4.01%		307,673	3.91%		290,579	3.84%

Correction of accounting error		-			2,628			-
Less tax equivalent adjustments:
Investments		2,753			3,480			3,862
Loans		6,383			6,038			6,146
Net Interest Margin per Income Statements		$319,160			$300,783			$280,571

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis):

Volume/Rate Analysis Table
($ in thousands)

	2008 Compared to 2007 Increase (Decrease) Due To:			2007 Compared to 2006 Increase (Decrease) Due To:
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(688)	$(957)	$(1,645)	$777	$43	$820
Securities available for sale:
Taxable	9,750	5,140	14,890	(10,580)	1,382	(9,198)
Nontaxable	(790)	(531)	(1,321)	(483)	(6)	(489)
Securities held to maturity:
Taxable	(630)	117	(513)	(251)	(342)	(593)
Nontaxable	(722)	(34)	(756)	(548)	(55)	(603)
Loans, net of unearned income	9,277	(77,256)	(67,979)	42,718	24,738	67,456
Other earning assets	217	(511)	(294)	(95)	(19)	(114)
Total interest-earning assets	16,414	(74,032)	(57,618)	31,538	25,741	57,279

Interest paid on:
Interest-bearing demand deposits	930	(19,405)	(18,475)	5,440	6,902	12,342
Savings deposits	1,487	(17,432)	(15,945)	575	7,365	7,940
Time deposits	(1,242)	(24,791)	(26,033)	11,129	15,124	26,253
Federal funds purchased and securities sold under repurchase agreements	6,113	(15,944)	(9,831)	(1,057)	1,053	(4)
Short-term borrowings	390	(7,081)	(6,691)	(12,852)	610	(12,242)
Long-term FHLB advances	-	-	-	(104)	-	(104)
Subordinated notes	-	-	-	2,536	220	2,756
Junior subordinated debt securities	763	(2,029)	(1,266)	3,244	-	3,244
Total interest-bearing liabilities	8,441	(86,682)	(78,241)	8,911	31,274	40,185
Change in net interest income on a tax equivalent basis	$7,973	$12,650	$20,623	$22,627	$(5,533)	$17,094

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Insurance Division and the Wealth Management Division.  The Administration segment incorporates Trustmark’s treasury function with various non-allocated corporate operation business units.  A description of each segment and the methodologies used to measure financial performance is described in Note 19 – Segment Information located in Item 8 – Financial Statements and Supplementary Data.  As discussed below, Management determined to merge the Administration segment into the General Banking segment commencing on January 1, 2009.  Consolidated net income for 2008, 2007 and 2006 includes the impact of Katrina. Net income (loss) by operating segment is presented below ($ in thousands):

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

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group along with the Trust group are the primary service providers in this segment.  Two wholly-owned subsidiaries of TNB are included in Wealth Management.  TIA is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  TRMI acts as an agent to provide life, long-term care and disability insurance services for wealth management clients.

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

Administration

The Administration Division consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Business units include Treasury Administration, Controller’s Division, Strategic Sourcing, Sponsorships/Donations, Employee Relations, Employee Benefits, HR Information Systems, Compensation, Payroll and Non-Allocated Administration.  Included in the Non-Allocated Administration unit are expenses related to mergers, hurricane relief, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.  During 2008, Trustmark evaluated and considered a reduction in its reporting segments from four to three by combining Administration into General Banking.  In 2009, Trustmark determined to make this revision, because the overwhelming majority of the revenues and expenses historically reflected in Administration were directly related to General Banking.  This change was implemented during the first quarter of 2009.

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
($ in thousands)
	December 31,

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

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2008, and the weighted-average yield for each range of maturities (tax equivalent basis):

Maturity/Yield Analysis Table
($ in thousands)
	Maturing
Securities available for sale	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
U.S. Treasury and other U.S. Government agencies	$6,502	2.05%	$-	-	$24,821	5.42%	$-	-	$31,323
Obligations of states and political subdivisions	48,856	7.55%	26,218	6.14%	16,103	5.62%	7,146	5.48%	98,323
Mortgage-backed securities	11	6.34%	637	6.10%	30,824	4.67%	1,343,704	5.24%	1,375,176
Corporate debt securities	2,066	4.13%	6,188	4.46%	-	-	-	-	8,254
Total securities available for sale	$57,435	6.80%	$33,043	5.82%	$71,748	5.14%	$1,350,850	5.24%	$1,513,076

Securities held to maturity
Obligations of states and political subdivisions	$12,789	6.87%	$29,056	7.21%	$44,884	7.48%	$16,172	8.24%	$102,901
Mortgage-backed securities	-	-	-	-	-	-	156,728	4.55%	156,728
Total securities held to maturity	$12,789	6.87%	$29,056	7.21%	$44,884	7.48%	$172,900	4.90%	$259,629

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As of December 31, 2008, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies which are exempt from inclusion.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at December 31, 2008.

Securities Portfolio by Amortized Cost and Estimated Fair Value
($ in thousands)
	December 31, 2008
	Amortized Cost	Estimated Fair Value
Securities Available for Sale
U.S. Treasury and other U.S. government-sponsored entities (GSE)	$31,323	$31,892
Obligations of states and political subdivisions	98,323	98,653
Mortgage-backed securities issued by GSE	1,375,176	1,404,426
Non-agency mortgage-backed securities	-	-
Corporate debt securities	8,254	7,870
Other securities	-	-
Total securities available for sale	$1,513,076	$1,542,841

Securities Held to Maturity
U.S. Treasury and other U.S. government-sponsored entities (GSE)	$-	$-
Obligations of states and political subdivisions	102,901	105,141
Mortgage-backed securities issued by GSE	156,728	158,898
Non-agency mortgage-backed securities	-	-
Corporate debt securities	-	-
Other securities	-	-
Total securities held to maturity	$259,629	$264,039

Securities Portfolio by Credit Rating (1)
($ in thousands except for percentage data)
	December 31, 2008
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,406,845	93.0%	$1,436,665	93.1%
Aa1 to Aa3	49,929	3.3%	50,102	3.3%
A1 to A3	17,922	1.2%	17,560	1.1%
Baal to Baa3	20,934	1.4%	20,718	1.3%
Not Rated (2)	17,446	1.1%	17,796	1.2%
Total securities available for sale	$1,513,076	100.0%	$1,542,841	100.0%

Securities Held to Maturity
AAA	$159,611	61.5%	$161,956	61.3%
Aa1 to Aa3	29,107	11.2%	30,279	11.5%
A1 to A3	29,141	11.2%	29,722	11.2%
Baal to Baa3	6,368	2.5%	6,541	2.5%
Not Rated (2)	35,402	13.6%	35,541	13.5%
Total securities held to maturity	$259,629	100.0%	$264,039	100.0%

(1) - Credit ratings obtained from Moody’s rating service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  Approximately 93% of the available for sale securities are AAA rated investment grade, and the same is true with respect to approximately over 60% of held to maturity securities, which are carried at amortized cost.  In both cases, the variance between amortized cost and fair value is less than 2%.  Thus, Management does not believe that a presentation of credit rating data by category of the underlying security would provide investors with additional material information.

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  However, from time to time, as a result of a deterioration of the FICO scores or other credit attributes of individual borrowers, a small portion of TNB’s loans migrate into the subprime category (and, conversely, some subprime loans migrate out for borrowers whose FICO scores or other credit attributes improve).  The impact of such migration has not historically had, nor is it expected to have, a material effect on TNB’s results of operations.  At December 31, 2008, TNB held “alt A” mortgages with an aggregate principal balance of approximately $2.46 million (less than 0.06% of total loans secured by real estate at that date).  These “alt A” loans have been originated by TNB as an accommodation to certain TNB customers for whom TNB determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under TNB’s loan origination standards.  TNB does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to TNB’s financial condition or results of operations.

Due to the short term nature of most commercial real estate lending and the practice of annual renewal of commercial lines of credit, a large portion of TNB’s portfolio matures in less than one year.  Such a short-term maturity profile is not unusual for a commercial bank and provides TNB the opportunity to obtain updated financial information from its borrowers and to actively monitor its borrowers’ credit worthiness.  This maturity profile is well matched with many of TNB’s sources of funding, which are also short-term in nature.

The following table provides information regarding Trustmark’s loan maturities by category at December 31, 2008:

Loan Maturities by Category
($ in thousands)
	Maturing
Loan Type	Within One Year or Less	One Year Through Five Years	After Five Years	Total

Construction, land development and other land loans	$797,774	$181,454	$49,560	$1,028,788
Secured by 1-4 family residential properties	553,167	350,425	620,469	1,524,061
Other loans secured by real estate	563,530	776,980	269,063	1,609,573
Commercial and industrial	744,490	495,111	66,337	1,305,938
Consumer loans	80,205	725,584	89,257	895,046
Other loans	92,038	93,798	173,161	358,997
Total	$2,831,204	$2,623,352	$1,267,847	$6,722,403

The following table provides information regarding Trustmark’s loan maturities by interest rate sensitivity at December 31, 2008:

Loan Maturities by Interest Rate Sensitivity
($ in thousands)
	Maturing
Loan Type	Within One Year or Less	One Year Through Five Years	After Five Years	Total
Predetermined interest rates	$982,418	$2,535,303	$1,186,948	$4,704,669
Floating interest rates	1,848,786	88,049	80,899	2,017,734
Total	$2,831,204	$2,623,352	$1,267,847	$6,722,403

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

Florida Credit Quality (1)
($ in thousands)
	Total Loans	Criticized Loans (2)	Classified Loans (3)	Nonaccrual Loans	Impaired Loans (4)
Construction and land development loans:
Lots	$76,849	$21,174	$15,529	$10,386	$5,698
Development	35,927	17,462	17,462	17,461	8,636
Unimproved land	114,232	69,462	36,247	20,496	19,680
1-4 family construction	29,246	12,626	12,626	9,630	9,630
Other construction	38,219	24,952	13,959	9,328	6,482
Construction and land development loans	294,473	145,676	95,823	67,301	50,126
Commercial, commercial real estate and consumer	323,839	31,011	19,265	7,791	1,019

Total Florida loans	$618,312	$176,687	$115,088	$75,092	$51,145

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Non-Impaired Loans
Construction and land development loans:
Lots	$71,151	$3,542	4.98%
Development	27,291	2,537	9.30%
Unimproved land	94,552	5,043	5.33%
1-4 family construction	19,616	644	3.28%
Other construction	31,737	2,850	8.98%
Construction and land development loans	244,347	14,616	5.98%
Commercial, commercial real estate and consumer	322,820	6,449	2.00%

Total Florida loans	$567,167	$21,065	3.71%

(1) Each of the loan categories to the right of the Total Loans Column in this chart are subcategories, rather than separate or cumulative categories, and the information appearing in those columns is therefore not intended to add up to the amounts under the Total Loans Column.
(2) Criticized loans include all classified loans as defined in (3) below as well as other loans that exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3) Classified loans include those loans identified by management as exhibiting well defined credit weaknesses that may jeopardize repayment in full of the debt.
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

The table below summarizes Trustmark’s loan loss experience for each of the last five years:

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

Nonperforming Assets
($ in thousands)
	December 31,

	2008	2007	2006	2005	2004

Nonaccrual and restructured loans	$114,038	$65,173	$36,399	$28,914	$21,864
Other real estate (ORE)	38,566	8,348	2,509	4,107	5,615
Total nonperforming assets	$152,604	$73,521	$38,908	$33,021	$27,479

Nonperforming assets/total loans (including loans held for sale) and ORE	2.18%	1.02%	0.58%	0.56%	0.51%

Accruing loans past due 90 days or more	$5,139	$4,853	$2,957	$2,719	$5,284
Serviced GNMA loans eligible for repurchase	18,095	11,847	8,510	22,769	-
Total loans past due 90 days or more	$23,234	$16,700	$11,467	$25,488	$5,284

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

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

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

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2008, the process used to select the discount rate assumption under SFAS No. 87, “Employers’ Accounting for Pensions,” takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  For 2007, the discount rate was selected based on Moody’s Aa corporate bond rate plus 0.25%.  These assumptions, which have been individually chosen to represent the estimate of a particular event as required by generally accepted accounting principles, have been reviewed and approved by Management based on recommendations from its actuaries.

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

Contractual Obligations
($ in thousands)
	Less than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Subordinated notes	$-	$-	$-	$49,741	$49,741
Junior subordinated debt securities	-	-	-	70,104	70,104
Operating lease obligations	4,334	5,774	2,891	7,108	20,107
Time deposits	2,264,597	245,479	30,930	17	2,541,023
FHLB advances	450,000	-	-	-	450,000
TAF borrowings	200,000	-	-	-	200,000
Securities sold under repurchase agreements	198,273	-	-	-	198,273
Total	$3,117,204	$251,253	$33,821	$126,970	$3,529,248

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

Preferred Stock

On November 21, 2008, Trustmark issued a total of 215,000 shares of Senior Preferred stock to the Treasury in a private placement transaction as part of the TARP CPP, a voluntary initiative for healthy U.S. financial institutions.  Trustmark chose to participate in the TARP CPP in order to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending in the markets where Trustmark operates and to support its growth and expansion opportunities.  Cumulative dividends on the Senior Preferred stock accrue on the liquidation preference of $1,000.00 per share at a rate of 5.00% per year until, but excluding, February 15, 2014, and from that date thereafter at the rate of 9.00% per share per year, and will be paid quarterly, but only if, as, and when declared by Trustmark’s Board of Directors.  In the same transaction, Trustmark also issued to the Treasury a warrant to purchase approximately 1.648 million shares of Trustmark’s common stock at an exercise price of $19.57 per share, calculated according to the ten-day moving average formula set forth in the Securities Purchase Agreement.  The closing price of Trustmark’s common stock on the NASDAQ Global Select Market on November 20, 2008 was $16.81 per share.

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

Dividends

Dividends per common share for the year ended December 31, 2008, were $0.92, an increase of 3.4%, when compared with dividends of $0.89 for the prior year.  Trustmark’s dividend payout ratio for 2008, 2007 and 2006 was 57.9%, 47.3%, and 40.3%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2009 approximately $44.5 million plus its net income for that year to pay as dividends.

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

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during 2008 and currently has no remaining authorization for repurchase of its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management is not expected to seek additional authorization from the Board of Directors to purchase additional shares as a result of the limitations placed on the activity by Trustmark’s involvement in the TARP CPP.

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

At December 31, 2008, deposits totaled $6.82 billion, compared to $6.87 billion at December 31, 2007.  This decline was offset by other sources of funding during 2008, including an increase of $319 million in Federal funds purchased and $200.0 million in short-term borrowings from the TAF program.  Management availed itself of such sources of funding during the year ended December 31, 2008 to reduce funding costs.

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

The Board of Directors currently has the authority to issue up to 19.8 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2008, 215,000 shares of Senior Preferred Stock have been issued to the Treasury.  For further information regarding Trustmark’s issuance of Senior Preferred stock, please refer to the section captioned “Capital Resources” found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $583.4 million at December 31, 2008, with a valuation adjustment of negative $1.2 million, compared to $211.3 million, with a valuation adjustment of negative $686 thousand as of December 31, 2007.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51.”  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective prospectively for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of SFAS No. 160 on its balance and results of operations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders which was filed with the SEC on April 3, 2009, within 120 days of Trustmark’s fiscal year-end, as revised by Trustmark’s Definitive Revised Schedule 14A (Amendment No. 1) filed on May 1, 2009.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders which was filed with the SEC on April 3, 2009, within 120 days of Trustmark’s fiscal year-end, as revised by Trustmark’s Definitive Revised Schedule 14A (Amendment No. 1) filed on May 1, 2009.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders which was filed with the SEC on April 3, 2009, within 120 days of Trustmark’s fiscal year-end, as revised by Trustmark’s Definitive Revised Schedule 14A (Amendment No. 1) filed on May 1, 2009.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders which was filed with the SEC on April 3, 2009, within 120 days of Trustmark’s fiscal year-end, as revised by Trustmark’s Definitive Revised Schedule 14A (Amendment No. 1) filed on May 1, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders which was filed with the SEC on April 3, 2009, within 120 days of Trustmark’s fiscal year-end, as revised by Trustmark’s Definitive Revised Schedule 14A (Amendment No. 1) filed on May 1, 2009.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4-g
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

10-p
Revised Form of Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan). Filed February 26, 2009, as Exhibit 10-p to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference.

10-q
Revised Form of Time-Based Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan). Filed February 26, 2009, as Exhibit 10-q to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference.

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

10-u
Omnibus Benefit Plan Amendment dated November 21, 2008.  Incorporated herein by reference to Exhibit 10.4 to Trustmark’s Form 8-K Current Report filed November 25, 2008. Filed February 26, 2009, as Exhibit 10-U to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference.

10-v	Cash-Settled Performance-Based Restricted Stock Unit Award Agreement between Trustmark and Rickard G. Hickson dated January 27, 2009.

21	List of Subsidiaries. Filed February 26, 2009, as Exhibit 21 to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference.

23	Consent of KPMG LLP. Filed February 26, 2009, as Exhibit 23 to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	July 2, 2009	DATE:	July 2, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: July 2, 2009	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	BY:
Fred E. Carl, Jr., Director

DATE: July 2, 2009	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE: July 2, 2009	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Director

DATE: July 2, 2009	BY:	/s/ Richard G. Hickson
Richard G. Hickson, Chairman, President,
Chief Executive Officer and Director

DATE: July 2, 2009	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: July 2, 2009	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: July 2 , 2009	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: July 2, 2009	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE:	BY:
Leroy G.Walker, Director

DATE: July 2 , 2009	BY:	/s/ Kenneth W. Williams
Kenneth W. Williams, Director

DATE:	BY:
William G. Yates III, Director