Form 10-Q
period 2009-06-30
TRUSTMARK CORP
filed 2009-08-07
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 000-03683
Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2009, there were 57,423,841 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks (noninterest-bearing)	$220,706	$257,930
Federal funds sold and securities purchased under reverse repurchase agreements	16,367	23,401
Securities available for sale (at fair value)	1,488,428	1,542,841
Securities held to maturity (fair value: $261,849 - 2009; $264,039 - 2008)	254,380	259,629
Loans held for sale	280,975	238,265
Loans	6,570,582	6,722,403
Less allowance for loan losses	101,751	94,922
Net loans	6,468,831	6,627,481
Premises and equipment, net	156,541	156,811
Mortgage servicing rights	63,316	42,882
Goodwill	291,104	291,104
Identifiable intangible assets	21,820	23,821
Other assets	364,402	326,744
Total Assets	$9,626,870	$9,790,909

Liabilities
Deposits:
Noninterest-bearing	$1,558,934	$1,496,166
Interest-bearing	5,588,955	5,327,704
Total deposits	7,147,889	6,823,870
Federal funds purchased and securities sold under repurchase agreements	627,616	811,129
Short-term borrowings	314,751	730,958
Long-term FHLB advances	75,000	-
Subordinated notes	49,758	49,741
Junior subordinated debt securities	70,104	70,104
Other liabilities	139,638	126,641
Total Liabilities	8,424,756	8,612,443

Shareholders' Equity
Preferred stock - authorized 20,000,000 shares
Series A, no par value, (liquidation preference $1,000 per share)
Issued and outstanding: 215,000 shares - 2009 and 2008;	206,009	205,126
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,423,841 shares - 2009; 57,324,737 shares - 2008	11,964	11,944
Capital surplus	143,654	139,471
Retained earnings	845,882	836,642
Accumulated other comprehensive loss, net of tax	(5,395)	(14,717)
Total Shareholders' Equity	1,202,114	1,178,466
Total Liabilities and Shareholders' Equity	$9,626,870	$9,790,909

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$90,041	$107,456	$180,668	$225,506
Interest on securities:
Taxable	20,444	11,079	42,098	16,936
Tax exempt	1,326	1,263	2,518	2,619
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	19	168	38	347
Other interest income	343	475	656	1,047
Total Interest Income	112,173	120,441	225,978	246,455

Interest Expense
Interest on deposits	21,430	36,881	43,970	80,244
Interest on federal funds purchased and securities
sold under repurchase agreements	272	3,019	636	6,092
Other interest expense	1,980	2,923	4,332	7,752
Total Interest Expense	23,682	42,823	48,938	94,088
Net Interest Income	88,491	77,618	177,040	152,367
Provision for loan losses	26,767	31,012	43,633	45,255

Net Interest Income After Provision for Loan Losses	61,724	46,606	133,407	107,112

Noninterest Income
Service charges on deposit accounts	13,244	13,223	25,812	25,787
Insurance commissions	7,372	8,394	14,794	16,650
Wealth management	5,497	7,031	11,052	14,229
General banking - other	6,063	6,053	11,470	11,841
Mortgage banking, net	2,543	6,708	13,450	17,764
Other, net	1,693	6,999	2,808	10,220
Securities gains, net	4,404	58	4,434	491
Total Noninterest Income	40,816	48,466	83,820	96,982

Noninterest Expense
Salaries and employee benefits	40,989	42,771	84,414	86,355
Services and fees	10,249	9,526	20,249	18,956
Net occupancy - premises	4,948	4,850	10,126	9,651
Equipment expense	4,108	4,144	8,274	8,218
Other expense	18,677	8,323	30,315	16,260
Total Noninterest Expense	78,971	69,614	153,378	139,440
Income Before Income Taxes	23,569	25,458	63,849	64,654
Income taxes	6,994	7,906	20,789	20,923
Net Income	16,575	17,552	43,060	43,731
Preferred stock dividends	2,687	-	5,375	-
Accretion of discount on preferred stock	445	-	883	-
Net Income Available to Common Shareholders	$13,443	$17,552	$36,802	$43,731

Earnings Per Common Share
Basic	$0.23	$0.31	$0.64	$0.76

Diluted	$0.23	$0.31	$0.64	$0.76

Dividends Per Common Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2009	2008
Balance, January 1,	$1,178,466	$919,636

Net income per consolidated statements of income	43,060	43,731
Other comprehensive income:
Net change in fair value of securities available for sale	8,846	(3,621)
Net change in defined benefit plans	476	464
Comprehensive income	52,382	40,574
Preferred dividends paid	(5,196)	-
Common stock dividends paid	(26,640)	(26,497)
Common stock issued-net, long-term incentive plans	520	(48)
Excess tax benefit from stock-based compensation arrangements	418	136
Compensation expense, long-term incentive plans	2,164	2,084
Balance, June 30,	$1,202,114	$935,885

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$43,060	$43,731
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,633	45,255
Depreciation and amortization	14,504	13,676
Net (accretion) amortization of securities	(517)	313
Securities gains, net	(4,434)	(491)
Gains on sales of loans	(13,861)	(3,632)
Deferred income tax provision (benefit)	1,374	(4,173)
Proceeds from sales of loans held for sale	982,583	719,276
Purchases and originations of loans held for sale	(999,434)	(742,157)
Originations of mortgage servicing rights	(12,933)	(10,839)
Net increase in other assets	(29,200)	(8,488)
Net increase in other liabilities	8,200	241
Other operating activities, net	(9,443)	(925)
Net cash provided by operating activities	23,532	51,787

Investing Activities
Proceeds from calls and maturities of securities held to maturity	15,789	14,308
Proceeds from calls and maturities of securities available for sale	171,033	158,672
Proceeds from sales of securities available for sale	157,888	43,007
Purchases of securities held to maturity	(10,428)	-
Purchases of securities available for sale	(249,359)	(669,537)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	7,034	(5,904)
Net decrease in loans	91,107	125,885
Purchases of premises and equipment	(5,876)	(8,086)
Proceeds from sales of premises and equipment	395	8
Proceeds from sales of other real estate	6,184	2,520
Net cash provided by (used in) investing activities	183,767	(339,127)

Financing Activities
Net increase in deposits	324,019	254,411
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(183,513)	287,374
Net decrease in short-term borrowings	(429,131)	(224,391)
Proceeds from long-term FHLB advances	75,000	-
Preferred stock dividends	(5,196)	-
Common stock dividends	(26,640)	(26,497)
Common stock issued-net, long-term incentive plan	520	(48)
Excess tax benefit from stock-based compensation arrangements	418	136
Net cash (used in) provided by financing activities	(244,523)	290,985

(Decrease) increase in cash and cash equivalents	(37,224)	3,645
Cash and cash equivalents at beginning of period	257,930	292,983
Cash and cash equivalents at end of period	$220,706	$296,628

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

Management has evaluated subsequent events through August 7, 2009, which is the date that Trustmark’s financial statements were issued.  No material subsequent events have occurred since June 30, 2009, that required recognition or disclosure in these financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following table is a summary of the estimated fair value of securities available for sale and the amortized cost of securities held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$23	$-	$-	$23	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	24,821	368	-	25,189	-	-	-	-
Obligations of states and political subdivisions	137,672	1,207	(1,080)	137,799	89,331	2,996	(178)	92,149
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,585	415	-	10,000	7,298	-	(108)	7,190
Issued by FNMA and FHLMC	6,935	258	-	7,193	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,167,909	41,925	(157)	1,209,677	154,655	4,805	-	159,460
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	91,255	1,140	-	92,395	3,096	1	(47)	3,050
Corporate debt securities	6,138	16	(2)	6,152	-	-	-	-
Total	$1,444,338	$45,329	$(1,239)	$1,488,428	$254,380	$7,802	$(333)	$261,849

December 31, 2008
U.S. Treasury securities	$6,502	$23	$-	$6,525	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	24,821	546	-	25,367	-	-	-	-
Obligations of states and political subdivisions	98,323	932	(602)	98,653	102,901	2,764	(524)	105,141
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,476	272	(22)	8,726	-	-	-	-
Issued by FNMA and FHLMC	18,519	667	-	19,186	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,337,140	27,876	(1)	1,365,015	156,728	2,171	(1)	158,898
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	11,041	458	-	11,499	-	-	-	-
Corporate debt securities	8,254	-	(384)	7,870	-	-	-	-
Total	$1,513,076	$30,774	$(1,009)	$1,542,841	$259,629	$4,935	$(525)	$264,039

Temporarily Impaired Securities
The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of states and political subdivisions	$41,977	$659	$8,617	$599	$50,594	$1,258
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,190	108	-	-	7,190	108
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	25,181	157	-	-	25,181	157
Commercial mortgage-backed securities	3,050	47	-	-	3,050	47
Corporate debt securities	-	-	3,123	2	3,123	2
Total	$77,398	$971	$11,740	$601	$89,138	$1,572

December 31, 2008
Obligations of states and political subdivisions	$10,522	$675	$4,057	$451	$14,579	$1,126
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	819	22	-	-	819	22
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8	1	64	1	72	2
Corporate debt securities	7,870	384	-	-	7,870	384
Total	$19,219	$1,082	$4,121	$452	$23,340	$1,534

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Security Gains and Losses
Gains and losses as a result of calls and disposition of securities were as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Available for Sale	2009	2008	2009	2008
Proceeds from sales of securities	$157,888	$128	$157,888	$43,007
Gross realized gains	4,380	-	4,380	401
Gross realized losses	10	-	10	-

Held to Maturity
Proceeds from calls of securities	$1,695	$3,555	$5,006	$5,552
Gross realized gains	34	58	64	90
Gross realized losses	-	-	-	-

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities
The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2009, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$49,612	$49,649	$10,181	$10,239
Due after one year through five years	30,422	31,149	26,885	27,491
Due after five years through ten years	64,914	65,282	37,793	39,211
Due after ten years	23,706	23,083	14,472	15,208
	168,654	169,163	89,331	92,149
Mortgage-backed securities	1,275,684	1,319,265	165,049	169,700
Total	$1,444,338	$1,488,428	$254,380	$261,849

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	June 30,	December 31,
	2009	2008
Loans secured by real estate:
Construction, land development and other land loans	$960,945	$1,028,788
Secured by 1-4 family residential properties	1,663,575	1,524,061
Secured by nonfarm, nonresidential properties	1,472,212	1,422,658
Other real estate secured	186,770	186,915
Commercial and industrial loans	1,203,230	1,305,938
Consumer loans	727,399	895,046
Other loans	356,451	358,997
Loans	6,570,582	6,722,403
Less allowance for loan losses	101,751	94,922
Net loans	$6,468,831	$6,627,481

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning balance	$100,358	$81,818	$94,922	$79,851
Loans charged-off	(27,870)	(28,820)	(41,885)	(43,996)
Recoveries	2,496	2,566	5,081	5,466
Net charge-offs	(25,374)	(26,254)	(36,804)	(38,530)
Provision for loan losses	26,767	31,012	43,633	45,255
Balance at end of period	$101,751	$86,576	$101,751	$86,576

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio. Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as on other regulatory guidance. Accordingly, Trustmark’s methodology is based on historical loss experience by type of loan, homogeneous risk pools and specific loss allocations, with adjustments considering environmental factors such as current economic events, industry and geographical conditions and portfolio performance indicators. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors, in compliance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses published by the governmental regulating agencies for financial services companies. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timings of future cash flows expected to be received, and valuation adjustments on impaired loans that may be susceptible to significant changes.  During the quarter ended June 30, 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon current regulatory guidance from its primary regulator.  This refinement resulted in Trustmark classifying commercial loans into thirteen separate homogenous loan types with common risk characteristics, while taking into consideration the uniqueness of our markets. In addition, Trustmark combined its quantitative historical loan loss factors and qualitative risk factors for each of its homogenous loan types, which allowed for a better segmentation of the loan portfolio based upon the risk characteristics that are presented.  Because of these enhancements, Trustmark reallocated loan loss reserves to loans that represent the highest risk.  These changes also resulted in approximately $8.0 million in qualitative reserves being allocated to specific portfolios during the quarter ended June 30, 2009.

At June 30, 2009 and December 31, 2008, the carrying amounts of nonaccrual loans, which are considered for impairment analysis in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” were $133.0 million and $114.0 million, respectively. When a loan is deemed impaired, the full difference between the carrying amount of the loan and  the most likely estimate of the asset’s fair value less cost to sell, is charged-off and, as such, the impaired loan has no specific  allowance for loan loss reserves. At June 30, 2009 and December 31, 2008, specifically evaluated impaired loans  totaled $50.4 million and $56.9 million, respectively. For the first six months of 2009, specific charge-offs related to impaired loans totaled $22.2 million while the provisions charged to net income totaled $16.3 million. For the first six months of 2008, specific charge-offs related to impaired loans totaled $26.1 million while the provisions charged to net income totaled $16.4 million.

At June 30, 2009 and December 31, 2008, nonaccrual loans,  not specifically impaired and written down to fair value less cost to sell, totaled $82.6 million and $57.1 million, respectively.  The majority of the new nonaccrual loans included in the June 30, 2009 nonperforming loan balance were already criticized and appropriately reserved at December 31, 2008. In addition, these nonaccrual loans had allocated allowance for loan losses of $11.1 million and $12.0 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans during the three or six months ended June 30, 2009 and 2008.

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

Trustmark utilizes derivative instruments to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of the derivative instrument are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates. Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes. The impact of this strategy resulted in a net negative ineffectiveness of $4.6 million for the quarter ended June 30, 2009 and a net positive ineffectiveness of $2.1 million and $2.7 million for the quarters ended March 31, 2009 and June 30, 2008, respectively.  The accompanying table shows that the change in MSR value due to market changes increased $13.2 million for the six months ended June 30, 2009.  This change is due to an increase in mortgage rates.  Offsetting the MSR change is a $15.8 million decrease in the value of derivative instruments due to a large increase in the ten-year Treasury note yields. The resulting $2.6 million negative ineffectiveness for the six months ended June 30, 2009, is primarily caused by the spread contraction between primary mortgage rates and yields on the ten-year Treasury note.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):
	Six Months Ended June 30,
	2009	2008
Balance at beginning of period	$42,882	$67,192
Origination of servicing assets	15,496	12,504
Disposals	(2,563)	(1,665)
Change in fair value:
Due to market changes	13,240	2,911
Due to runoff	(5,739)	(4,733)
Balance at end of period	$63,316	$76,209

NOTE 5 - DEPOSITS

Deposits consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2009	2008
Noninterest-bearing demand deposits	$1,558,934	$1,496,166
Interest-bearing deposits:
Interest-bearing demand	1,170,692	1,128,426
Savings	1,860,830	1,658,255
Time	2,557,433	2,541,023
Total interest-bearing deposits	5,588,955	5,327,704
Total deposits	$7,147,889	$6,823,870

NOTE 6 – STOCK AND INCENTIVE COMPENSATION PLANS

Trustmark has granted and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

Stock Option Grants
Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  During the first six months of 2009, there were no grants of stock option awards.  Stock option-based compensation expense for these plans totaled $165 thousand and $217 thousand for the three months ended June 30, 2009 and 2008, respectively, and $342 thousand and $502 thousand for the first six months of 2009 and 2008, respectively.

Restricted Stock Grants
Performance Awards
Trustmark’s performance awards are granted to Trustmark’s executive and senior management team, as well as Trustmark’s Board of Directors. Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) or return on average equity (ROAE) and total shareholder return (TSR) compared to a defined peer group. Awards based on TSR are valued under SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE and ROAE awards are valued under SFAS No. 123R utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. The restriction period for performance awards covers a three-year vesting period.  These awards are recognized on the straight-line method over the requisite service period.  These awards provide for excess shares, if performance measures exceed 100%.  Any excess shares granted are restricted for an additional three-year vesting period.  The restricted share agreement provides for voting rights and dividend privileges. On January 27, 2009, Trustmark awarded 67,731 shares of performance based restricted stock to key members of its executive management team. The performance based restricted stock issued in February 2006, vested on December 31, 2008.  On February 18, 2009, the stock related to this grant was issued to the participants free of restriction.  As a result of achieving 168% of the performance goals during the performance period, 41,683 excess time-vested restricted shares were awarded and will vest on December 31, 2011. Trustmark recorded compensation expense for performance awards of $460 thousand and $640 thousand for the three months ended June 30, 2009 and 2008, respectively, and $929 thousand and $1.3 million for the first six months of 2009 and 2008, respectively.

Time-Vested Awards
Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued under SFAS No. 123R utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During the first six months of 2009, Trustmark awarded 114,019 shares of time-vested restricted stock to key members of its management team and board of directors. Trustmark recorded compensation expense for time-vested stock awards of $397 thousand and $120 thousand for the three months ended June 30, 2009 and 2008, respectively, and $894 thousand and $319 thousand for the first six months of 2009 and 2008, respectively.

On March 31, 2009, Trustmark approved the payment of the 2008 bonus awards, in the form of time-vested restricted stock, earned under the Trustmark’s management incentive plan for certain named executive officers.  Trustmark participated in the Troubled Asset Relief Program Capital Purchase Program (TARP CPP) under the Emergency Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA).  The ARRA places limitations on Trustmark’s ability to pay cash bonuses to certain employees.  These restrictions apply during the period in which the obligation to Treasury remains outstanding (the TARP Period).  Therefore, Trustmark awarded 20,528 shares of time-vested restricted stock in lieu of a cash payment related to the amount of the 2008 bonus awards earned by certain named executive officers.  The restricted stock awards were granted under Trustmark’s 2005 Stock and Incentive Compensation Plan (the 2005 Plan) and are substantially similar to the time-based restricted stock previously granted to employees under the 2005 Plan, except that the restricted stock is entitled to receive dividends when paid and the restricted stock will vest at the end of the TARP Period.

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

The RSU award may be settled only in cash and vests only if both performance-based and service-based requirements are met.  The performance-based vesting requires performance goals to be achieved within a two-year performance period commencing January 1, 2009 and ending December 31, 2010.  The performance-based vesting of the RSU award is based on the achievement of target percentages related to ROATE (50%), with vesting up to and including 100%, and TSR (50%), with vesting up to and including 100%, compared to the Trustmark’s defined peer group.  If a greater than 100% vesting level with respect to the ROATE and TSR targets is achieved in the aggregate (with the maximum being 200%), an additional award of service-based restricted stock units (Excess Units) will be granted within the first 2½ months after the performance period ends.  The number of Excess Units granted will equal the number of units awarded initially (Original Units) multiplied by the vesting percentage exceeding 100%. In addition to the performance-based vesting requirements, the RSU award’s service-based vesting provisions require continued employment with Trustmark through May 10, 2011, which is the expected date of Trustmark’s annual meeting in 2011, for the Original Units and the Excess Units to vest. Dividend equivalents on the Original Units will be credited from the award date and will vest and be paid only when and to the extent the Original Units vest. Dividend equivalents on the Excess Units will be credited from the date Trustmark grants the Excess Units, and will vest and be paid only when and to the extent the Excess Units vest.  During the three months and six months ended June 30, 2009, Trustmark recorded compensation expense for the RSU award of $94 thousand and $188 thousand, respectively, based on the share price of $19.32 at June 30, 2009.

NOTE 7 – BENEFIT PLANS

Capital Accumulation Plan
Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During the three months ended June 30, 2009, Trustmark recorded a curtailment gain of $1.9 million as a result of the freeze in plan benefits due to recognition of the prior service credit previously included in accumulated other comprehensive loss.

The following table presents information regarding the net periodic benefit (income) cost for the periods presented ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net periodic benefit (income) cost
Service cost	$141	$499	$196	$910
Interest cost	1,209	1,234	2,418	2,468
Expected return on plan assets	(2,665)	(1,399)	(4,174)	(2,797)
Amortization of prior service credits	-	(128)	(127)	(255)
Curtailment gain	(1,886)	-	(1,886)	-
Recognized net actuarial loss	1,842	341	2,592	842
Net periodic benefit (income) cost	$(1,359)	$547	$(981)	$1,168

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

Supplemental Retirement Plan
Trustmark maintains a nonqualified supplemental retirement plan covering directors that elect to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  The following table presents information regarding the plan's net periodic benefit cost for periods presented ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$219	$317	$452	$608
Interest cost	552	523	1,104	1,046
Amortization of prior service cost	37	32	74	70
Recognized net actuarial loss	60	34	119	94
Net periodic benefit cost	$868	$906	$1,749	$1,818

NOTE 8 – CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At June 30, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $178.4 million and $158.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2009, the fair value of collateral held was $54.9 million.

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

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards and common stock warrants for the six months ended June 30, 2009 and 2008 totaled 1.72 million and 1.66 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic shares	57,407	57,296	57,379	57,290
Dilutive shares	140	39	68	32
Diluted shares	57,547	57,335	57,447	57,322

NOTE 10 - STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2009	2008
Income taxes paid	$44,640	$38,399
Interest expense paid on deposits and borrowings	50,422	99,865
Noncash transfers from loans to foreclosed properties	24,836	17,014

NOTE 11 – SHAREHOLDERS’ EQUITY

Preferred Stock
On November 21, 2008, Trustmark issued a total of 215,000 shares of Senior Preferred stock to the U.S. Treasury (Treasury) in a private placement transaction as part of the Troubled Assets Relief Program Capital Purchase Program (TARP CPP), a voluntary initiative for healthy U.S. financial institutions.  Trustmark chose to participate in the TARP CPP in order to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending in the markets where Trustmark operates and to support its growth and expansion opportunities.  Cumulative dividends on the Senior Preferred stock accrue on the liquidation preference of $1,000.00 per share at a rate of 5.00% per year until, but excluding, February 15, 2014, and from that date thereafter at the rate of 9.00% per share per year, and will be paid quarterly, but only if, as, and when declared by Trustmark’s Board of Directors. Trustmark may redeem the Senior Preferred stock at par.  Based upon recent legislation, it is not necessary for Trustmark to replace the Senior Preferred stock with Tier 1 (or other) capital as a condition to redemption.  Any redemption is, however, subject to the consent of the Treasury, the Federal Reserve and the Office of the Comptroller of the Currency (OCC).

As part of its participation in the TARP CPP, in addition to issuing 215,000 shares of Senior Preferred stock to the Treasury, Trustmark also issued to the Treasury a ten-year warrant (the Warrant) to purchase up to 1,647,931 shares of Trustmark’s common stock, at an initial exercise price of $19.57 per share, subject to customary anti-dilution adjustments.

The Senior Preferred stock was recorded at issue for $204.9 million, with the remainder of the $10.1 million in cash proceeds recorded as a warrant in Capital Surplus.  This allocation was derived by a third-party evaluation of the fair value of the Senior Preferred and warrant at the time of issuance.  The cash proceeds were then apportioned to the Senior Preferred and the warrants using their relative fair values.  The basis of the Senior Preferred will be accreted to the $215 million redemption value on a constant yield method over five years, and the accretion will be represented as an additional carrying cost of the equity.  The warrant is not subject to mark-to-market accounting, and will be carried in Capital Surplus at its original basis until exercise or expiration.  The warrant’s effect on shares outstanding will be included in dilutive shares using the treasury stock method.

Accumulated Other Comprehensive Loss
The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the six months ended June 30, 2009 and 2008 ($ in thousands):

	Before-Tax Amount	Tax Effect	Accumulated Other Comprehensive Loss
Balance, January 1, 2009	$(23,800)	$9,083	$(14,717)
Unrealized holding gains on AFS arising during period	18,760	(7,176)	11,584
Adjustment for net gains realized in net income	(4,434)	1,696	(2,738)
Pension and other postretirement benefit plans	771	(295)	476
Balance, June 30, 2009	$(8,703)	$3,308	$(5,395)

Balance, January 1, 2008	$(23,370)	$8,919	$(14,451)
Unrealized holding losses on AFS arising during period	(5,373)	2,055	(3,318)
Adjustment for net gains realized in net income	(491)	188	(303)
Pension and other postretirement benefit plans	751	(287)	464
Balance, June 30, 2008	$(28,483)	$10,875	$(17,608)

NOTE 12 – FAIR VALUE

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

Level 1 Inputs – Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that Trustmark has the ability to access at the measurement date.

Level 2 Inputs – Valuation is based upon quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability such as interest rates, yield curves, volatilities and default rates and inputs that are derived principally from or corroborated by observable market data.

Level 3 Inputs – Unobservable inputs reflecting the reporting entity’s own determination about the assumptions that market participants would use in pricing the asset or liability based on the best information available.

The methodologies Trustmark uses in determining the fair values are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected upon exchange of the position in an orderly transaction between market participants at the measurement date.  The large majority of assets that are stated at fair value are of a nature that can be valued using prices or inputs that are readily observable through a variety of independent data providers.  The providers selected by Trustmark for fair valuation data are widely recognized and accepted vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers.  Trustmark has documented and evaluated the pricing methodologies used by the vendors and maintains internal processes that regularly test valuations for anomalies.

Trustmark utilizes an independent pricing service to advise it on the carrying value of the securities available for sale portfolio.  As part of Trustmark’s procedures, the price provided from the service is evaluated for reasonableness given market changes.  When a questionable price exists, Trustmark investigates further to determine if the price is valid.  If needed, other market participants may be utilized to determine the correct fair value.  Trustmark has also reviewed and confirmed its determinations in thorough discussions with the pricing source regarding their methods of price discovery.

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

Financial Assets and Financial Liabilities
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of valuation inputs with the fair value hierarchy utilized to measure fair value ($ in thousands):

	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$25,212	$-	$25,212	$-
Obligations of states and political subdivisions	137,799	-	137,799	-
Mortgage-backed securities	1,319,265	-	1,319,265	-
Corporate debt securities	6,152	-	6,152	-
Securities available for sale	1,488,428	-	1,488,428	-
Loans held for sale	280,975	-	280,975	-
Mortgage servicing rights	63,316	-	-	63,316
Other assets - derivatives	730	(155)	-	885
Other liabilities - derivatives	570	1,911	(1,341)	-

The changes in Level 3 assets measured at fair value on a recurring basis as of June 30, 2009 are summarized as follows ($ in thousands):
	Other Assets - Derivatives	MSR
Balance, beginning of period	$1,433	$42,882
Total net gains included in net income	5,301	7,501
Purchases, sales, issuances and settlements, net	(5,849)	12,933
Balance, end of period	$885	$63,316

The amount of total (losses) gains for the period included in earnings that are
attributable to the change in unrealized gains or losses still held at June 30, 2009	$(73)	$13,240

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets at June 30, 2009, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, Management measures impairment in accordance with SFAS No. 114. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At June 30, 2009, Trustmark had outstanding balances of $50.4 million in impaired loans that were specifically identified for evaluation in accordance with SFAS No. 114 and were written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

During the six months ended June 30, 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $25.0 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $3.7 million. Other than foreclosed assets measured at fair value upon initial recognition, $7.6 million of foreclosed assets were remeasured during the six months ended June 30, 2009, requiring write-downs of $1.8 million to reach their current fair values.

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008, are as follows ($ in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$237,073	$237,073	$281,331	$281,331
Securities available for sale	1,488,428	1,488,428	1,542,841	1,542,841
Securities held to maturity	254,380	261,849	259,629	264,039
Loans held for sale	280,975	280,975	238,265	238,265
Net loans	6,468,831	6,557,127	6,627,481	6,718,049
Other assets - derivatives	730	730	12,504	12,504

Financial Liabilities:
Deposits	7,147,889	7,160,937	6,823,870	6,831,950
Short-term liabilities	942,367	942,367	1,542,087	1,542,087
Long-term FHLB advances	75,000	75,000	-	-
Subordinated notes	49,758	41,823	49,741	39,765
Junior subordinated debt securities	70,104	25,083	70,104	24,969
Other liabilities - derivatives	570	570	7,367	7,367

A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 17 included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2008.

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives Designated as Hedging Instruments
As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges of these transactions that qualify as fair value hedges under SFAS No. 133. As a fair value hedge, the ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $280.3 million at June 30, 2009, with a positive valuation adjustment of $1.3 million, compared to $350.0 million, with a positive valuation adjustment of $2.7 million as of December 31, 2008.

Derivatives not Designated as Hedging Instruments
Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of implementing this strategy resulted in a net negative ineffectiveness of $4.6 million and $2.6 million for the quarter and six months ended June 30, 2009, respectively, compared with a net positive ineffectiveness of $2.7 million and $10.1 million for the quarter and six months ended June 30, 2008, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $98.7 million at June 30, 2009, with a positive valuation adjustment of $797 thousand, compared to $233.3 million, with a negative valuation adjustment of $1.5 million as of December 31, 2008.

Tabular Disclosures
The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of June 30, 2009 as well as the effect of these derivative instruments on Trustmark’s results of operations for the three and six months ended June 30, 2009:

Fair Value of Derivative Instruments
($ in thousands)	June 30, 2009
	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under Statement 133
Interest rate contracts:
Forward contracts			Other liabilities	$(1,341,000)
Total				$(1,341,000)

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts:
Futures contracts	Other assets	$(900,000)
Exchange traded purchased options	Other assets	745,000
OTC written options (rate locks)	Other assets	885,000
Exchange traded written options			Other liabilities	$1,911,000
Total		$730,000		$1,911,000

The Effect of Derivative Instruments on the Results of Operations
($ in thousands)

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009

Derivatives in Statement 133 Net Investment Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Interest rate contracts	Mortgage banking, net	$5,488	Mortgage banking, net	$4,073

Derivatives Not Designated as Hedging Instruments under Statement 133
Interest rate contracts	Mortgage banking, net	$(19,918)	Mortgage banking, net	$(16,522)

NOTE 14 – SEGMENT INFORMATION

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  Beginning in 2009, Management began making its strategic decisions about General Banking as a segment that also included the former Administration segment.  The decision to include the previously separate Administration segment within General Banking was based on the fact that the operations of the primary component of the Administration segment, Treasury, are solely dependent on the existence of the General Banking operations.  The decision to include the previously separate Administration segment within General Banking was also based on the fact that the vast majority of the resources in the other components of Administration (which comprise Executive Administration, Corporate Finance, and Human Resources) have historically primarily supported the General Banking segment. Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  In addition, Wealth Management provides life insurance and risk management services through TRMK Risk Management, Incorporated, a wholly owned subsidiary of Trustmark National Bank (TNB).  Insurance includes two wholly owned subsidiaries of TNB:  The Bottrell Insurance Agency and Fisher-Brown, Incorporated.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.

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

The following tables disclose financial information by reportable segment for the periods ended June 30, 2009 and 2008.  All financial information presented for 2008 has been restated to reflect the combination of the former Administration segment with the General Banking segment.

Trustmark Corporation
Segment Information
($ in thousands)
For the three months ended	General Banking Division	Wealth Management Division	Insurance Division	Total
June 30, 2009
Net interest income	$87,393	$1,025	$73	$88,491
Provision for loan losses	26,705	62	-	26,767
Noninterest income	27,697	5,655	7,464	40,816
Noninterest expense	68,354	4,988	5,629	78,971
Income before income taxes	20,031	1,630	1,908	23,569
Income taxes	5,711	580	703	6,994
Segment net income	$14,320	$1,050	$1,205	$16,575

Selected Financial Information
Average assets	$9,488,913	$96,260	$17,372	$9,602,545
Depreciation and amortization	$7,262	$75	$114	$7,451

For the three months ended
June 30, 2008
Net interest income	$76,586	$995	$37	$77,618
Provision for loan losses	31,024	(12)	-	31,012
Noninterest income	32,933	7,180	8,353	48,466
Noninterest expense	58,614	5,093	5,907	69,614
Income before income taxes	19,881	3,094	2,483	25,458
Income taxes	5,872	1,088	946	7,906
Segment net income	$14,009	$2,006	$1,537	$17,552

Selected Financial Information
Average assets	$9,061,589	$95,549	$17,620	$9,174,758
Depreciation and amortization	$6,580	$83	$109	$6,772

Trustmark Corporation
Segment Information
($ in thousands)
For the six months ended	General Banking Division	Wealth Management Division	Insurance Division	Total
June 30, 2009
Net interest income	$174,880	$2,007	$153	$177,040
Provision for loan losses	43,628	5	-	43,633
Noninterest income	57,633	11,398	14,789	83,820
Noninterest expense	132,000	10,014	11,364	153,378
Income before income taxes	56,885	3,386	3,578	63,849
Income taxes	18,262	1,211	1,316	20,789
Segment net income	$38,623	$2,175	$2,262	$43,060

Selected Financial Information
Average assets	$9,574,320	$97,726	$17,649	$9,689,695
Depreciation and amortization	$14,137	$147	$220	$14,504

For the six months ended
June 30, 2008
Net interest income	$150,264	$2,055	$48	$152,367
Provision for loan losses	45,267	(12)	-	45,255
Noninterest income	65,778	14,598	16,606	96,982
Noninterest expense	116,952	10,593	11,895	139,440
Income before income taxes	53,823	6,072	4,759	64,654
Income taxes	16,947	2,149	1,827	20,923
Segment net income	$36,876	$3,923	$2,932	$43,731

Selected Financial Information
Average assets	$8,898,816	$95,786	$18,633	$9,013,235
Depreciation and amortization	$13,305	$166	$205	$13,676

NOTE 15 – RECENT PRONOUNCEMENTS

Accounting Standards Adopted in 2009
SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for Trustmark’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on Trustmark’s financial statements.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS No. 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. Trustmark adopted the provisions of FSP SFAS No. 157-4 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  Trustmark adopted the provisions of FSP SFAS No. 115-2 and SFAS No. 124-2 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS No. 107-1 and APB No. 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Trustmark adopted the provisions of FSP SFAS No. 107-1 and APB 28-1 during the second quarter of 2009.  The new interim disclosures required by FSP SFAS No. 107-1 and APB No. 28-1 are included in Trustmark’s interim financial statements in Note 12 – Fair Value.

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

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”  SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 13 - Derivative Financial Instruments.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective on January 1, 2009 and did not impact Trustmark’s financial statements.

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141R is applicable to Trustmark’s accounting for business combinations closing on or after January 1, 2009 and, therefore, had no immediate impact upon Trustmark’s financial statements at June 30, 2009.

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

Accounting Standards Effective After June 30, 2009
Other new pronouncements issued but not effective until after June 30, 2009 include the following:

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All nongrandfathered, nonSEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS No. 168 will be effective for Trustmark’s financial statements for periods ending after September 15, 2009. SFAS No. 168 is not expected have a significant impact on Trustmark’s financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS No. 167 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP No. FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  Management is currently evaluating the impact that FSP No. FAS 132(R)-1 will have on Trustmark’s consolidated financial statements.

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

BUSINESS

The Corporation
Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  TNB represents in excess of 98% of the assets and revenue of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,600 associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At June 30, 2009, TNB’s mortgage loan portfolio totaled approximately $900 million, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $5.1 billion.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual clients.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, insurance, financial and estate planning and retirement plan services.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), an SEC-registered investment adviser, and Trustmark Risk Management, Inc. (TRMI).  TIA provides customized investment management services for TNB clients and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At June 30, 2009, assets under management and administration totaled $6.7 billion.  TRMI engages in individual insurance product sales as a broker of life and long term care insurance.

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

Other subsidiaries of Trustmark include the following:

Somerville Bank & Trust Company – Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis MSA through five offices.

Capital Trusts – Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

EXECUTIVE OVERVIEW
During the first half of 2009, Management has carefully monitored the impact of illiquidity in the financial markets, declining values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  As a result, Management has continued efforts to reduce exposure to certain loan classifications, including construction, land development and other land loans as well as indirect auto loans.

Management has continued to emphasize that in this challenging economic environment, consistent profitability, sound balance sheet management and a prudent capital philosophy are of primary importance to Trustmark’s continued capital strength.  This is reflected by Trustmark’s pretax, preprovision earnings, which remain solid through the first six months of 2009.  In addition, Trustmark and TNB have exceeded all guidelines to be considered well-capitalized at June 30, 2009.

Due to the impact of the current economic environment on Trustmark’s Florida loan portfolio, during the second quarter, Management supervised portfolio updating examinations encompassing approximately 92% (in dollars) of the outstanding Florida portfolio to determine the current financial condition of borrowers and guarantors as well as current property values in the marketplace.  Management will continue to monitor Trustmark’s loans, including its Florida loan portfolio, in light of developments in the economy and the markets where Trustmark operates. Trustmark’s other markets have experienced less of a decline in values and only a marginal increase in default rates to date.  The non-Florida markets in which Trustmark operates did not experience the dramatic rise in real estate values prior to the recession as was prevalent in Florida and other sections of the country.  As a result, the impact of the recession on property values in Trustmark’s other non-Florida markets has been much less severe.

In the first half of 2009, Trustmark has not made significant changes to its loan underwriting standards.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, Trustmark has continued its efforts to reduce exposure to construction, land development and other land loans and indirect automobile financing.  As a result, TNB has been more restrictive in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic environment, TNB makes fewer exceptions to its loan policy as compared to prior periods.

During the first half of 2009, Management continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from a strong deposit base, a quality investment portfolio and access to funding from a variety of external funding sources, which has allowed Trustmark to reduce funding costs relative to other interest-bearing sources.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no changes in Trustmark’s critical accounting estimates during the first six months of 2009.

FINANCIAL HIGHLIGHTS

Trustmark’s net income available to common shareholders totaled $13.4 million in the second quarter of 2009, which represented basic earnings per common share of $0.23.  Earnings during the quarter were impacted by a previously announced special FDIC deposit insurance assessment applicable to all depository institutions, which reduced Trustmark’s net income by $2.7 million, or $0.05 per share.  Trustmark’s second quarter 2009 net income produced a return on average tangible common equity of 8.20%.  During the first six months of 2009, Trustmark’s net income available to common shareholders totaled $36.8 million, which represented basic earnings per common share of $0.64.  Trustmark’s performance during the first half of 2009 resulted in a return on average tangible common equity of 11.28%.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable September 15, 2009, to shareholders of record on September 1, 2009.

Net income available to common shareholders for the six months ended June 30, 2009, decreased $6.9 million, or 15.8% compared to the same time period in 2008.  The decrease was primarily the result of preferred stock dividends and the accretion of preferred stock discount, which reduced net income available to common shareholders by approximately $6.3 million.  Excluding preferred stock dividends and the accretion of preferred stock discount, net income decreased $671 thousand, or 1.5%, compared to the same time period in 2008.  This decrease resulted from an increase in net interest income of $24.7 million along with a decrease in the provision for loan losses of $1.6 million, which were offset by a decrease in noninterest income of $13.2 million and an increase in noninterest expense of $13.9 million.  The decrease in noninterest income was due largely to the reduction in other, net of $7.4 million, which resulted from gains booked in the first six months of 2008 related to the sale of MasterCard shares ($5.4 million) as well as the Visa initial public offering ($1.0 million). The growth in noninterest expense primarily resulted from an increase in other expense of $14.1 million, which can be attributed to additional costs related to FDIC deposit insurance assessments ($9.4 million) as well as real estate foreclosures ($2.8 million).  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

At June 30, 2009, nonperforming assets totaled $188.2 million, an increase of $35.6 million compared to December 31, 2008, and total nonaccrual loans were $133.0 million, representing an increase of $19.0 million relative to December 31, 2008.  Total net charge-offs for the three and six months ended June 30, 2009 were $25.4 million and $36.8 million, respectively, compared to total net charge-offs for the three and six months ended June 30, 2008 of $26.3 million and $38.5 million, respectively.

Selected Financial Statement Data
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated Statements of Income
Total interest income	$112,173	$120,441	$225,978	$246,455
Total interest expense	23,682	42,823	48,938	94,088
Net interest income	88,491	77,618	177,040	152,367
Provision for loan losses	26,767	31,012	43,633	45,255
Noninterest income	40,816	48,466	83,820	96,982
Noninterest expense	78,971	69,614	153,378	139,440
Income before income taxes	23,569	25,458	63,849	64,654
Income taxes	6,994	7,906	20,789	20,923
Net Income	16,575	17,552	43,060	43,731
Preferred stock dividend/discount accretion	3,132	-	6,258	-
Net Income Available to Common Shareholders	$13,443	$17,552	$36,802	$43,731

Common Share Data
Basic earnings per share	$0.23	$0.31	$0.64	$0.76
Diluted earnings per share	0.23	0.31	0.64	0.76
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on common equity	5.38%	7.48%	7.46%	9.37%
Return on average tangible common equity	8.20%	11.70%	11.28%	14.61%
Return on equity	5.51%	7.48%	7.24%	9.37%
Return on assets	0.69%	0.77%	0.90%	0.98%

Credit Quality Ratios
Net charge offs/average loans	1.48%	1.49%	1.07%	1.09%
Provision for loan losses/average loans	1.56%	1.76%	1.27%	1.28%
Nonperforming loans/total loans (incl LHFS)	1.94%	1.35%
Nonperforming assets/total loans (incl LHFS) + ORE	2.72%	1.67%
ALL/total loans (excl LHFS)	1.55%	1.26%

Capital Ratios
Total equity/total assets	12.49%	10.05%
Common equity/total assets	10.35%	10.05%
Tangible equity/tangible assets	9.55%	6.88%
Tangible common equity/tangible assets	7.34%	6.88%
Tangible common equity/risk-weighted assets	9.56%	8.51%
Tier 1 leverage ratio	10.38%	7.87%
Tier 1 common risk-based capital ratio	9.66%	8.65%
Tier 1 risk-based capital ratio	13.50%	9.58%
Total risk-based capital ratio	15.45%	11.46%

Non-GAAP Financial Measures

In addition to capital ratios defined by generally accepted accounting principles (GAAP) and banking regulators, Trustmark utilizes various tangible common equity measures when evaluating capital utilization and adequacy.  Tangible common equity, as defined by Trustmark, represents common equity less goodwill and identifiable intangible assets.

Trustmark believes these measures are important because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of Trustmark’s capitalization to other organizations.  These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations.

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators.  Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible common equity ratios. The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP.  Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculations may not be comparable with other organizations. Also there may be limits in the usefulness of these measures to investors. As a result, Trustmark encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.

Reconciliation to GAAP Financial Measures
($ in thousands)		Three Months Ended		Six Months Ended
		6/30/2009	6/30/2008	6/30/2009	6/30/2008
Tangible Common Equity
QUARTERLY AVERAGE BALANCES
Total shareholders' equity		$1,207,202	$944,084	$1,199,841	$938,302
Less: Preferred stock		(205,860)	-	(205,640)	-
Total average common equity		1,001,342	944,084	994,201	938,302
Less: Goodwill		(291,104)	(291,166)	(291,104)	(291,172)
Identifiable intangible assets		(22,424)	(26,611)	(22,929)	(27,146)
Total average tangible common equity		$687,814	$626,307	$680,168	$619,984

PERIOD END BALANCES
Total shareholders' equity		$1,202,114	$935,885
Less: Preferred stock		(206,009)	-
Total common equity		996,105	935,885
Less: Goodwill		(291,104)	(291,145)
Identifiable intangible assets		(21,820)	(25,958)
Total tangible common equity	(a)	$683,181	$618,782

Tangible Assets
Total assets		$9,626,870	$9,315,049
Less: Goodwill		(291,104)	(291,145)
Identifiable intangible assets		(21,820)	(25,958)
Total tangible assets	(b)	$9,313,946	$8,997,946

Risk-weighted assets	(c)	$7,144,278	$7,270,819

Reconciliation to GAAP Financial Measures (continued)
($ in thousands)		Three Months Ended		Six Months Ended
		6/30/2009	6/30/2008	6/30/2009	6/30/2008

Net Income Adjusted for Intangible Amortization
Net income available to common shareholders		$13,443	$17,552	$36,802	$43,731
Plus: Intangible amortization net of tax		618	662	1,236	1,324
Net income adjusted for intangible amortization		$14,061	$18,214	$38,038	$45,055

Tangible Common Equity Measurements
Return on average tangible common equity 1		8.20%	11.70%	11.28%	14.61%
Tangible common equity/tangible assets	(a)/(b)	7.34%	6.88%
Tangible common equity/risk-weighted assets	(a)/(c)	9.56%	8.51%

Tier 1 Common Risk-Based Capital
Total stockholders' equity		$1,202,114	$935,885
Eliminate qualifying accum other comprehensive loss		5,395	17,608
Qualifying tier 1 capital		68,000	68,000
Disallowed goodwill		(291,104)	(291,145)
Adj to goodwill allowed for deferred taxes		8,100	-
Other disallowed intangibles		(21,820)	(25,958)
Disallowed servicing intangible		(6,331)	(7,621)
Total tier 1 capital		$964,354	$696,769
Less: Qualifying tier 1 capital		(68,000)	(68,000)
Preferred stock		(206,009)	-
Total tier 1 common capital	(d)	$690,345	$628,769

Tier 1 common risk-based capital ratio	(d)/(c)	9.66%	8.65%

1 Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible common equity

RESULTS OF OPERATIONS

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

Net interest income-FTE for the three and six month periods ended June 30, 2009 increased $11.0 million, or 13.7%, and $24.8 million, or 15.8%, respectively, when compared with the same time periods in 2008.  Trustmark expanded its net interest margin while in a falling rate environment when compared to the previous year.  This was accomplished through disciplined deposit pricing afforded to Trustmark due to a strong liquidity position, the purchase of fixed rate securities, and decreased funding costs.  Also, prudent loan pricing, including required minimum loan rates, slowed erosion of loan yields.  The combination of these factors resulted in a NIM of 4.20% during the second quarter of 2009, a 29 basis point increase when compared with the second quarter of 2008, while the NIM grew to 4.19% for the six months ended June 30, 2009, up 27 basis points from the same time period in 2008.  For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first six months of 2009 were $8.751 billion, compared with $8.059 billion for the same time period in 2008, an increase of $691.4 million, or 8.6%.  Average total securities increased $892.8 million for the first six months of 2009 compared to the same time period in 2008 due to Trustmark’s decision to purchase securities given a steeper yield curve and improved spread opportunities on investment securities versus traditional funding sources.  The increase in average total securities was offset by a decrease in average total loans of $197.7 million when the first six months of 2009 are compared to the same time period in 2008.  Due to a decrease in interest rates, the yield on loans decreased 110 basis points during the first six months of 2009 compared to the same time period during 2008  However, the overall yield on securities increased by 40 basis points when the same time periods are compared  The combination of these factors resulted in a decline in interest income-FTE of $20.3 million, or 8.1%, when the first six months of 2009 is compared to the same time period in 2008.  The impact of these factors is also illustrated by the yield on total earning assets, which decreased from 6.26% for the first six months of 2008 to 5.32% for the same time period in 2009, a decrease of 94 basis points.

Average interest-bearing liabilities for the first six months of 2009 totaled $6.855 billion compared with $6.537 billion for the same time period in 2008, an increase of $317.7 million, or 4.9%.  However, the mix of these liabilities has changed when these two periods are compared.  Management’s strategy of disciplined deposit pricing resulted in a modest 2.3% decrease in interest-bearing deposits for the first six months of 2009 while the combination of federal funds purchased, securities sold under repurchase agreements and other lower-cost borrowings increased by 51.6%.  The impact of the change in liability mix, as well as lower interest rates, resulted in a 145 basis point decrease in the overall yield on liabilities when the first six months of 2009 is compared with the same time period in 2008.  As a result of these factors, total interest expense for the first six months of 2009 decreased $45.2 million, or 48.0%, when compared with the same time period in 2008.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended June 30,
	2009			2008

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$20,973	$19	0.36%	$30,567	$168	2.21%
Securities - taxable	1,589,382	20,444	5.16%	955,837	11,079	4.66%
Securities - nontaxable	131,331	2,040	6.23%	112,809	1,943	6.93%
Loans (including loans held for sale)	6,880,909	91,652	5.34%	7,080,495	109,023	6.19%
Other earning assets	47,084	343	2.92%	41,481	475	4.61%
Total interest-earning assets	8,669,679	114,498	5.30%	8,221,189	122,688	6.00%
Cash and due from banks	214,633			253,545
Other assets	824,724			782,986
Allowance for loan losses	(106,491)			(82,962)
Total Assets	$9,602,545			$9,174,758

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,590,901	21,430	1.54%	$5,746,237	36,881	2.58%
Federal funds purchased and securities sold under repurchase agreements	589,542	272	0.19%	618,227	3,019	1.96%
Other borrowings	535,672	1,980	1.48%	322,602	2,923	3.64%
Total interest-bearing liabilities	6,716,115	23,682	1.41%	6,687,066	42,823	2.58%
Noninterest-bearing demand deposits	1,554,642			1,409,371
Other liabilities	124,586			134,237
Shareholders' equity	1,207,202			944,084
Total Liabilities and Shareholders' Equity	$9,602,545			$9,174,758

Net Interest Margin		90,816	4.20%		79,865	3.91%

Less tax equivalent adjustment		2,325			2,247

Net Interest Margin per Consolidated Statements of Income		$88,491			$77,618

Yield/Rate Analysis Table
($ in thousands)
	Six Months Ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$18,494	$38	0.41%	$26,744	$347	2.61%
Securities - taxable	1,636,303	42,098	5.19%	749,261	16,936	4.55%
Securities - nontaxable	121,091	3,874	6.45%	115,305	4,029	7.03%
Loans (including loans held for sale)	6,931,136	184,034	5.35%	7,128,864	228,664	6.45%
Other earning assets	43,803	656	3.02%	39,220	1,047	5.37%
Total interest-earning assets	8,750,827	230,700	5.32%	8,059,394	251,023	6.26%
Cash and due from banks	227,002			256,469
Other assets	814,128			779,352
Allowance for loan losses	(102,262)			(81,980)
Total Assets	$9,689,695			$9,013,235

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,543,002	43,970	1.60%	$5,671,729	80,244	2.85%
Federal funds purchased and securities sold under repurchase agreements	631,625	636	0.20%	517,783	6,092	2.37%
Other borrowings	679,928	4,332	1.28%	347,326	7,752	4.49%
Total interest-bearing liabilities	6,854,555	48,938	1.44%	6,536,838	94,088	2.89%
Noninterest-bearing demand deposits	1,512,963			1,400,107
Other liabilities	122,336			137,988
Shareholders' equity	1,199,841			938,302
Total Liabilities and Shareholders' Equity	$9,689,695			$9,013,235

Net Interest Margin		181,762	4.19%		156,935	3.92%

Less tax equivalent adjustment		4,722			4,568

Net Interest Margin per Consolidated Statements of Income		$177,040			$152,367

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

Provision for Loan Losses
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Florida	$28,915	$24,145	$39,648	$33,702
Mississippi (1)	(1,044)	3,667	3,342	6,474
Tennessee (2)	(659)	2,440	962	3,219
Texas	(445)	760	(319)	1,860
Total provision for loan losses	$26,767	$31,012	$43,633	$45,255

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As shown in the table above, the provision for loan losses for the first six months of 2009 totaled $43.6 million, or 1.27% of average loans, compared with $45.3 million, or 1.28% of average loans, during the same time period in 2008. During the three months ended June 30, 2009, the negative provision for the Mississippi, Tennessee and Texas markets shown in the table above resulted from refinements in Trustmark’s allowance for loan loss methodology for commercial loans.  Because of these refinements, Trustmark was able to reallocate loan loss reserves to loans that represent the highest risk, thus illustrating the need for more loan loss reserves in the Florida market.  See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for additional information on the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to play an important role in core net income and total shareholder value.  Total noninterest income before securities gains, net for the first six months of 2009 decreased $17.1 million, or 17.7%, compared to the same time period in 2008.  The comparative components of noninterest income are shown in the accompanying table, along with further discussion regarding this decrease.

The single largest component of noninterest income continues to be service charges on deposit accounts, which remained relatively flat at $25.8 million when the first six months of 2009 is compared to the same time period in 2008.  Service charges on deposit accounts include service charges and NSF fees.  NSF fees increased by $32 thousand for the first six months of 2009 compared to the same time period in 2008 due to increases in both pricing and collection percentage.

Noninterest Income
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Service charges on deposit accounts	$13,244	$13,223	$21	0.2%	$25,812	$25,787	$25	0.1%
Insurance commissions	7,372	8,394	(1,022)	-12.2%	14,794	16,650	(1,856)	-11.1%
Wealth management	5,497	7,031	(1,534)	-21.8%	11,052	14,229	(3,177)	-22.3%
General banking-other	6,063	6,053	10	0.2%	11,470	11,841	(371)	-3.1%
Mortgage banking, net	2,543	6,708	(4,165)	-62.1%	13,450	17,764	(4,314)	-24.3%
Other, net	1,693	6,999	(5,306)	-75.8%	2,808	10,220	(7,412)	-72.5%
Total Noninterest Income before securities gains, net	36,412	48,408	(11,996)	-24.8%	79,386	96,491	(17,105)	-17.7%
Securities gains, net	4,404	58	4,346	n/m	4,434	491	3,943	n/m
Total Noninterest Income	$40,816	$48,466	$(7,650)	-15.8%	$83,820	$96,982	$(13,162)	-13.6%

Insurance commissions were $14.8 million during the first half of 2009, a decrease of $1.9 million, or 11.1%, when compared with $16.7 million for the same time period in 2008. The decline in insurance commissions experienced during the first half of 2009 is primarily attributable to decreases in carrier claims experience refunds and an overall decline in industry premium rates for both Bottrell and  Fisher-Brown.

Wealth management income totaled $11.1 million for the first six months of 2009 compared with $14.2 million for the first six months of 2008, a decrease of $3.2 million, or 22.3%.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income in the first six months of 2009 is largely attributed to historically low short-term interest rates that have negatively impacted money management fee income from money market funds and sweep arrangements as well as a significant reduction in assets under administration which were significantly impacted by declining stock market valuations.  In addition, revenues from brokerage services have also been negatively impacted by current market conditions.  At June 30, 2009 and 2008, Trustmark held assets under management and administration of $6.7 billion and $7.6 billion, respectively, as well as brokerage assets of $1.2 billion at both period ends.

General banking-other totaled $11.5 million for the first six months of 2009 compared with $11.8 million for the same time period in 2008, a decrease of $371 thousand, or 3.1%.  General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  This decrease is primarily related to a decline in fees earned on an interest rate driven product.

Net revenues from mortgage banking, net were $13.5 million for the first six months of 2009 compared with $17.8 million for the same time period in 2008.  As shown in the accompanying table, mortgage servicing income, net has increased $480 thousand, or 6.4% when the first six months of 2009 is compared with the same time period in 2008.  This increase coincides with growth in the balance of the mortgage servicing portfolio as well as an increase in mortgage production.  Loans serviced for others totaled $5.1 billion at June 30, 2009 compared with $4.8 billion at June 30, 2008.  Trustmark’s highly regarded mortgage banking reputation has enabled it to take advantage of competitive disruptions and expand market share.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Mortgage servicing income, net	$4,029	$3,804	$225	5.9%	$8,031	$7,551	$480	6.4%
Change in fair value-MSR from market changes	13,593	13,104	489	3.7%	13,240	2,911	10,329	n/m
Change in fair value of derivatives	(18,206)	(10,453)	(7,753)	74.2%	(15,799)	7,146	(22,945)	n/m
Change in fair value-MSR from runoff	(3,097)	(2,303)	(794)	34.5%	(5,739)	(4,733)	(1,006)	21.3%
Gain on sales of loans	8,932	2,542	6,390	n/m	12,935	3,620	9,315	n/m
Other, net	(2,708)	14	(2,722)	n/m	782	1,269	(487)	-38.4%
Mortgage banking, net	$2,543	$6,708	$(4,165)	-62.1%	$13,450	$17,764	$(4,314)	-24.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Trustmark utilizes derivative instruments to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of the derivative instrument are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates. Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes. The impact of this strategy resulted in a net negative ineffectiveness of $4.6 million for the quarter ended June 30, 2009 and a net positive ineffectiveness of $2.1 million and $2.7 million for the quarter ended March 31, 2009 and June 30, 2008, respectively.  The accompanying table shows that the MSR value increased $13.6 million for the quarter ended June 30, 2009.  This change is due to an increase in mortgage rates.  Offsetting the MSR change is an $18.2 million decrease in the value of derivative instruments due to a large increase in the 10-year Treasury note yields. The resulting $4.6 million negative ineffectiveness is primarily caused by the spread contraction between primary mortgage rates and yields on the 10-year Treasury note.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $12.9 million for the first six months of 2009 compared with $3.6 million for the first six months of 2008.  During for the first six months of 2009, growth in the gain on sales of loans was attributed to an increase in secondary marketing loan sales of approximately $254.0 million coupled with a significant widening between the primary and secondary rate spreads.

Other income, net for the first six months of 2009 was $2.8 million compared with $10.2 million for the first six months of 2008.  This $7.4 million decrease is primarily due to Trustmark achieving, during the first six months of 2008, a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million in insurance benefits resulting from insurance policies used to cover participants in Trustmark’s supplemental retirement plan.  Also during the first half of 2008, Trustmark converted and sold MasterCard Class A common stock.  MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert these shares and sold them through a liquidation program achieving a gain of $5.4 million.

During the second quarter of 2009, Trustmark capitalized upon advantageous market conditions and sold approximately $153.5 million of primarily short-term mortgage-related securities.  This resulted in $4.4 million of securities gains, net for the first six months of 2009 compared with $491 thousand for the first six months of 2008.

Noninterest Expense
Trustmark’s noninterest expense for the first six months of 2009 increased $13.9 million, or 10.0%, compared to the same time period in 2008.  For the three months ended June 30, 2009, noninterest expense was $79.0 million, an increase of $9.4 million when compared to the same time period in 2008.  The increases seen during the first six months of 2009 were primarily attributable to higher FDIC deposit insurance premiums, the FDIC special assessment, growth in both loan expenses and real estate foreclosure expenses and accounted for over 95% of the change in noninterest expense when compared to the same time period in 2008.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Management remains committed to identifying additional reengineering and efficiency opportunities designed to enhance shareholder value.  The comparative components of noninterest expense are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Salaries and employee benefits	$40,989	$42,771	$(1,782)	-4.2%	$84,414	$86,355	$(1,941)	-2.2%
Services and fees	10,249	9,526	723	7.6%	20,249	18,956	1,293	6.8%
Net occupancy-premises	4,948	4,850	98	2.0%	10,126	9,651	475	4.9%
Equipment expense	4,108	4,144	(36)	-0.9%	8,274	8,218	56	0.7%
Other expense	18,677	8,323	10,354	n/m	30,315	16,260	14,055	86.4%
Total Noninterest Expense	$78,971	$69,614	$9,357	13.4%	$153,378	$139,440	$13,938	10.0%

As shown in the table above, salaries and employee benefits, the largest category of noninterest expense, were $84.4 million for the first six months of 2009 compared to $86.4 million for the for the same time period in 2008, a decrease of $1.9 million, or 2.2%.  During the first six months of 2009, salary expense increased approximately $517 thousand when compared with the same time period in 2008.  This increase primarily reflects general merit increases and higher performance-based incentive costs.  Trustmark’s ongoing human capital management initiatives resulted in a decrease of 75 FTE employees when June 30, 2009 is compared to June 30, 2008, which was mostly accomplished through attrition resulting from technology improvements.  Employee benefits expense for the first six months of 2009 decreased by approximately $2.5 million when compared to the same time period in 2008 and is attributed to a curtailment gain of $1.9 million as a result of the freeze in benefits of the Capital Accumulation Plan and Trustmark's ongoing human capital management initiatives previously mentioned.

Services and fees for the first six months of 2009 increased $1.3 million, or 6.8%, when compared with the first six months of 2008.  The growth in services and fees expenses during the first six months of 2009 is primarily the result of the Trustmark’s investment in a debit card rewards program implemented in 2008 and increases in both check clearing costs and professional service fees.

The combined growth in net occupancy-premises expense and equipment expense for the first six months of 2009 was $531 thousand, or 3.0%, compared with the same time period in 2008.  Growth in these expense categories can be attributed to a decrease in Trustmark’s rental income due to the loss of a significant lessee and an increase in rental expense, advalorem and personal property taxes, depreciation and data processing expenses due to banking centers that were opened during 2008.

For the first six months of 2009, other expenses increased $14.1 million, or 86.4%, compared with the same time period in 2008.  The growth in other expenses was the result of increases in FDIC insurance, loan expenses and real estate foreclosure expenses, which increased $13.3 million when compared to the same time period in 2008.  FDIC insurance expense increased due to increases in fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.

Segment Information
Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  Beginning in 2009, Management began making its strategic decisions about General Banking as a segment that also included the former Administration segment.  The decision to include the previously separate Administration segment within General Banking was based on the fact that the operations of the primary component of the Administration segment, Treasury, are solely dependent on the existence of the General Banking operations.  The decision to include the previously separate Administration segment within General Banking was also based on the fact that the vast majority of the resources in the other components of Administration (which comprise Executive Administration, Corporate Finance, and Human Resources) have historically primarily supported the General Banking segment.

Income Taxes
For the six months ended June 30, 2009, Trustmark’s combined effective tax rate was 32.6% compared to 32.4% for the same time period in 2008.  The increase in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements.  Earning assets totaled $8.611 billion, or 89.4% of total assets, at June 30, 2009, compared with $8.787 billion, or 89.7% of total assets, at December 31, 2008, a decrease of $175.8 million.

Securities
As of June 30, 2009, total investment securities were $1.743 billion, a decrease of $59.7 million when compared with December 31, 2008. This decrease resulted primarily from sales of Agency guaranteed mortgage-related securities as well as by maturities and paydowns partially offset by purchases throughout the period.  During the first six months of 2009, Trustmark had proceeds from the sale of available for sale securities of approximately $157.9 million, generating a gain of approximately $4.4 million.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering the duration of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of investment securities at relatively low levels.  The weighted-average life is somewhat longer when compared to December 31, 2008 due to portfolio transactions during the period as well as a recent increase in interest rates - resulting in a decrease in expected principal runoff.    As a result, the weighted-average life of the portfolio lengthened to 2.94 years at June 30, 2009 from 1.85 years at December 31, 2008.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At June 30, 2009, AFS securities totaled $1.488 billion, which represented 85.4% of the securities portfolio, compared to $1.543 billion, or 85.6%, at December 31, 2008.  At June 30, 2009, unrealized gains, net on AFS securities totaled $44.1 million compared with unrealized gains, net of $29.8 million at December 31, 2008. At June 30, 2009, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2009, HTM securities totaled $254.4 million and represented 14.6% of the total portfolio, compared with $259.6 million, or 14.4%, at December 31, 2008.

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

Securities Portfolio by Credit Rating (1)
($ in thousands)
	June 30, 2009
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,300,528	90.0%	$1,344,477	90.3%
Aa1 to Aa3	64,459	4.5%	64,393	4.3%
A1 to A3	19,120	1.3%	18,850	1.3%
Baa1 to Baa3	7,911	0.6%	7,993	0.5%
Not Rated (2)	52,320	3.6%	52,715	3.6%
Total securities available for sale	$1,444,338	100.0%	$1,488,428	100.0%

Securities Held to Maturity
AAA	$167,933	66.0%	$172,719	66.0%
Aa1 to Aa3	23,079	9.1%	24,706	9.4%
A1 to A3	23,611	9.3%	24,061	9.2%
Baa1 to Baa3	4,249	1.7%	4,323	1.6%
Not Rated (2)	35,508	13.9%	36,040	13.8%
Total securities held to maturity	$254,380	100.0%	$261,849	100.0%

(1) - Credit ratings obtained from Moody's rating service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2009, approximately 90% of the available for sale securities are rated AAA investment grade and the same is true with respect to 66% of held to maturity securities, which are carried at amortized cost.  In both cases, the variance between amortized cost and fair value is 3% or less.

Loans and Allowance for Loan Losses
Loans at June 30, 2009 totaled $6.571 billion compared to $6.722 billion at December 31, 2008, a decrease of $151.8 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and indirect consumer auto loans.  In addition, these loan classifications, as well as commercial and industrial loans, have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to Trustmark’s Florida market, which at June 30, 2009 had loans totaling $245.5 million; a decrease of $49.0 million from December 31, 2008.  The consumer loan portfolio decrease of $167.6 million primarily represents a decrease in the indirect consumer auto portfolio.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets, and this trend is expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve.

The table below shows the carrying value of the loan portfolio for the periods presented:

Loan Portfolio by Type	6/30/2009	12/31/2008	$ Change	% Change
($ in thousands)
Loans secured by real estate:
Construction, land development and other land loans	$960,945	$1,028,788	$(67,843)	-6.6%
Secured by 1-4 family residential properties	1,663,575	1,524,061	139,514	9.2%
Secured by nonfarm, nonresidential properties	1,472,212	1,422,658	49,554	3.5%
Other real estate secured	186,770	186,915	(145)	-0.1%
Commercial and industrial loans	1,203,230	1,305,938	(102,708)	-7.9%
Consumer loans	727,399	895,046	(167,647)	-18.7%
Other loans	356,451	358,997	(2,546)	-0.7%
Loans	6,570,582	6,722,403	(151,821)	-2.3%
Allowance for loan losses	(101,751)	(94,922)	(6,829)	7.2%
Net Loans	$6,468,831	$6,627,481	$(158,650)	-2.4%

The loan composition by region is reflected in the following table ($ in thousands).  The table reflects a diversified mix of loans by region.

	June 30, 2009
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$960,945	$245,494	$373,348	$65,619	$276,484
Secured by 1-4 family residential properties	1,663,575	88,007	1,373,026	167,918	34,624
Secured by nonfarm, nonresidential properties	1,472,212	180,559	833,629	217,282	240,742
Other real estate secured	186,770	12,900	145,473	9,959	18,438
Commercial and industrial loans	1,203,230	19,907	842,866	62,745	277,712
Consumer loans	727,399	2,238	684,166	30,006	10,989
Other loans	356,451	21,692	293,462	18,194	23,103
Loans	$6,570,582	$570,797	$4,545,970	$571,723	$882,092

Construction, Land Development and Other Land Loans by Region
Lots	$111,490	$69,005	$26,442	$4,534	$11,509
Development	211,246	33,533	83,178	11,169	83,366
Unimproved land	279,871	93,379	105,181	33,372	47,939
1-4 family construction	151,629	17,344	76,352	7,485	50,448
Other construction	206,709	32,233	82,195	9,059	83,222
Construction, land development and other land loans	$960,945	$245,494	$373,348	$65,619	$276,484

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At June 30, 2009, TNB held “alt A” mortgages with an aggregate principal balance of approximately $1.7 million (less than 0.04% of total loans secured by real estate at that date).  These “alt A” loans have been originated by TNB as an accommodation to certain TNB customers for whom TNB determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under TNB’s loan origination standards.  TNB does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to TNB’s financial condition or results of operations.

The allowance for loan losses totaled $101.8 million and $94.9 million at June 30, 2009 and December 31, 2008, respectively.  The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  SFAS Nos. 5 and 114 limit the amount of the loss allowance to the estimate of losses that have been incurred at the balance sheet reporting date.  Accordingly, the allowance is based upon past events and current economic conditions.

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

During the quarter ended June 30, 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon current regulatory guidance from its primary regulator.  This refinement allowed Trustmark to classify commercial loans into thirteen separate homogenous loan types with common risk characteristics, while taking into consideration the uniqueness of our markets. In addition, Trustmark combined its quantitative historical loan loss factors and qualitative risk factors for each of its homogenous loan types, which allowed for a better segmentation of the loan portfolio based upon the risk characteristics that are presented.  Because of these enhancements, Trustmark was able to reallocate loan loss reserves to loans that represent the highest risk.  These changes also resulted in approximately $8.0 million in qualitative reserves being allocated to specific reserves during the quarter ended June 30, 2009.

At June 30, 2009, the allowance for loan losses was $101.8 million, an increase of $6.8 million when compared with December 31, 2008, primarily resulting from an increase in nonperforming loans during the six months of 2009.  Trustmark has not experienced any abnormal credit deterioration, excluding the Florida Panhandle where, after a decade of growth, the economy has declined as a result of overbuilding residential real estate.  Trustmark is actively engaged in the resolution of credit issues in the Florida Panhandle.  Total allowance coverage of nonperforming loans, excluding impaired loans charged down to fair value of the underlying collateral less cost to sell, at June 30, 2009, was 123.2%, compared to 166.1% at December 31, 2008.

Trustmark’s allocation of its allowance for loan losses represents 2.01% of commercial loans and 0.73% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.55% at June 30, 2009.   This compares with an allowance to total loans of 1.41% at December 31, 2008, which was allocated to commercial loans at 1.79% and to consumer and mortgage loans at 0.72%.

Nonperforming assets totaled $188.2 million at June 30, 2009, an increase of $35.6 million relative to December 31, 2008.  Total nonaccrual loans increased $19.0 million during the first six months of 2009 to $133.0 million, or 1.94% of total loans, due primarily to one Mississippi and two Texas commercial real estate loans which were reserved for or written-down to fair value of the underlying collateral less cost to sell.  Other real estate increased $16.6 million at June 30, 2009 compared to December 31, 2008, primarily due to two Florida properties and a condominium project and unimproved land in Mississippi being moved into other real estate.  Collectively, total nonperforming assets represented 2.72% of total loans and other real estate at June 30, 2009.  Managing credit risks resulting from current real estate market conditions continues to be a primary focus of Management.

Nonperforming Assets
($ in thousands)	June 30,	December 31,
	2009	2008
Nonaccrual loans
Florida	$72,185	$75,092
Mississippi (1)	32,040	18,703
Tennessee (2)	2,941	3,638
Texas	25,824	16,605
Total nonaccrual loans	132,990	114,038
Other real estate
Florida	26,387	21,265
Mississippi (1)	15,542	6,113
Tennessee (2)	10,234	8,862
Texas	3,033	2,326
Total other real estate	55,196	38,566
Total nonperforming assets	$188,186	$152,604

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark continues to conduct extensive reviews of the construction and land development portfolio of its Florida Panhandle market and devote significant resources to managing credit risks resulting from the slowdown in residential real estate.  During the second quarter of 2009, Corporate loan review, in conjunction with associates dedicated to special assets in Florida, completed portfolio updating examinations encompassing 92% (in dollars) of the outstanding Florida portfolio. As part of the review, updated financial information on borrowers and guarantors was obtained as well as 160 updated property appraisals. As a result of this review and appraisal process, $21.2 million in Florida loans were charged off based upon current property values in the marketplace. Over the last 18 months, the Florida construction and land development portfolio has been reduced by $140.7 million, or 36.4%, to $245.5 million. Nonperforming assets in Florida declined $5.0 million in the second quarter relative to the prior quarter. At June 30, 2009, Florida nonimpaired construction and land development loans totaled $203.8 million with an associated reserve for loan loss of $25.7 million, or 12.6%.

As seen in the table below, approximately $102.1 million in construction, land development, and other loans have been classified and reserved for at appropriate levels, including $41.7 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  At June 30, 2009, Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

Florida Credit Quality
June 30, 2009
($ in thousands)
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)

Construction, land development and other land loans:
Lots	$69,005	$27,325	$4,939	$8,710	$9,944	$3,732
Development	33,533	21,144	-	12,098	702	8,344
Unimproved land	93,379	57,327	22,803	9,855	4,352	20,317
1-4 family construction	17,344	8,709	-	4,718	246	3,745
Other construction	32,233	18,115	2,745	9,331	515	5,524
Construction, land development and other land loans	245,494	132,620	30,487	44,712	15,759	41,662
Commercial, commercial real estate and consumer	325,303	65,305	21,599	28,942	12,653	2,111

Total Florida loans	$570,797	$197,925	$52,086	$73,654	$28,412	$43,773

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Nonimpaired Loans
Construction, land development and other land loans:
Lots	$65,273	$7,616	11.67%
Development	25,189	4,122	16.36%
Unimproved land	73,062	9,774	13.38%
1-4 family construction	13,599	929	6.83%
Other construction	26,709	3,237	12.12%
Construction, land development and other land loans	203,832	25,678	12.60%
Commercial, commercial real estate and consumer	323,192	6,935	2.15%

Total Florida loans	$527,024	$32,613	6.19%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.

(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Trustmark’s total net charge-offs were $25.4 million during the second quarter of 2009, including Florida net charge-offs of $21.2 million, which represented 83% of total net charge-offs.  For the six months ended June 30, 2009, Trustmark’s total net charge-offs were $36.8 million including Florida net charge-offs of $28.1 million, which represented 76% of total net charge-offs.  Net charge-offs were minimal in other geographic areas and lines of business.

Net Charge-Offs
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Florida	$21,167	$22,064	$28,100	$31,752
Mississippi (1)	3,267	4,214	6,722	5,788
Tennessee (2)	897	48	1,682	234
Texas	43	(72)	300	756
Total net charge-offs	$25,374	$26,254	$36,804	$38,530

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

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $16.4 million at June 30, 2009, a decrease of $7.0 million when compared with December 31, 2008.  Trustmark utilizes these products as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $7.148 billion at June 30, 2009 compared with $6.824 billion at December 31, 2008, an increase of $324.0 million, or 4.7%.  The increase in deposits is comprised of increases in noninterest-bearing deposits of $62.8 million and interest-bearing deposits of $261.3 million.  The increase in interest-bearing deposits resulted primarily from growth in retail certificates of deposits as well as seasonal public funds inflows.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, the treasury tax and loan note option account and FRB Term Auction Facility (TAF) borrowings.  Short-term borrowings totaled $942.4 million at June 30, 2009, a decrease of $599.7 million, when compared with $1.542 billion at December 31, 2008.  The decrease in short-term borrowings is primarily due to decreases in federal funds purchased and securities sold under repurchase agreements of $183.5 million and short-term FHLB advances of $450.0 million.  Long-term FHLB advances totaled $75.0 million at June 30, 2009.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2009 and 2008, Trustmark had commitments to extend credit of $1.6 billion.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At June 30, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $178.4 million and $158.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

CAPITAL RESOURCES

At June 30, 2009, Trustmark’s total shareholders’ equity was $1.202 billion, an increase of $23.6 million from its level at December 31, 2008.  During the first six months of 2009, shareholders’ equity increased primarily as a result of net income of $43.1 million and a $9.3 million decrease in accumulated other comprehensive loss, which was partially offset by common dividends paid of $26.6 million and preferred dividends of $5.2 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to maintain sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Preferred Stock
On November 21, 2008, Trustmark issued a total of 215,000 shares of Senior Preferred stock to the U.S. Treasury (Treasury) in a private placement transaction as part of the Troubled Assets Relief Program Capital Purchase Program (TARP CPP), a voluntary initiative for healthy U.S. financial institutions.  Trustmark chose to participate in the TARP CPP in order to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending in the markets where Trustmark operates and to support its growth and expansion opportunities.  Cumulative dividends on the Senior Preferred stock accrue on the liquidation preference of $1,000.00 per share at a rate of 5.00% per year until, but excluding, February 15, 2014, and from that date thereafter at the rate of 9.00% per share per year, and will be paid quarterly, but only if, as, and when declared by Trustmark’s Board of Directors. Trustmark may redeem the Senior Preferred stock at par.  Based upon recent legislation, it is not necessary for Trustmark to replace the Senior Preferred stock with Tier 1 (or other) capital as a condition to redemption.  Any redemption is, however, subject to the consent of the Treasury, the Federal Reserve and the OCC.

As part of its participation in the TARP CPP, in addition to issuing 215,000 shares of Senior Preferred stock to the Treasury, Trustmark also issued to the Treasury a ten-year warrant (the Warrant) to purchase up to 1,647,931 shares of Trustmark’s common stock, at an initial exercise price of $19.57 per share, subject to customary anti-dilution adjustments.

The Senior Preferred stock qualifies as Tier 1 capital for regulatory capital purposes.  Excluding the $215.0 million in Senior Preferred stock issued under the Capital Purchase Program, Trustmark’s total risk-based capital ratio is an estimated 12.44% exceeding guidelines to be classified as well-capitalized at June 30, 2009.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of June 30, 2009, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2009.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2009, which Management believes have affected TNB’s present classification as well-capitalized.

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

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At June 30, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,103,570	15.45%	$571,542	8.00%	n/a	n/a
Trustmark National Bank	1,058,920	15.01%	564,304	8.00%	$705,380	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$964,354	13.50%	$285,771	4.00%	n/a	n/a
Trustmark National Bank	923,269	13.09%	282,152	4.00%	$423,228	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$964,354	10.38%	$278,742	3.00%	n/a	n/a
Trustmark National Bank	923,269	10.09%	274,552	3.00%	$457,586	5.00%

Dividends
Dividends per common share for the six months ended June 30, 2009 and 2008 were $0.46.  Trustmark’s indicated dividend for 2009 is $0.92 per common share which is the same as dividends per common share in 2008.

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

Common Stock Repurchase Program
Trustmark did not repurchase any common shares during the first six months of 2009 and currently has no remaining authorization for repurchase of its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management is not expected to seek additional authorization from the Board of Directors to purchase additional shares as a result of the limitations placed on the activity by Trustmark’s involvement in the TARP CPP.

Due to Trustmark’s participation in the TARP CPP, Trustmark must receive the consent of the Treasury in order to redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement for the Senior Preferred, unless Trustmark has redeemed the Senior Preferred or the Treasury has transferred all of its shares of the Senior Preferred to a third party.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes Federal funds purchased, brokered deposits, FHLB advances, securities sold under agreements to repurchase and various government programs to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits increased to $7.146 billion for the second quarter of 2009 and represented approximately 74.4% of average liabilities and shareholders’ equity when compared to average deposits of $6.965 billion which represented 71.2% of average liabilities and shareholders’ equity for the first quarter of 2009.

At June 30, 2009, Trustmark had $458.0 million of upstream Federal funds purchased, compared to $616.0 million at December 31, 2008.  Trustmark maintains adequate Federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark allowed all short-term FHLB advances to mature by June 30, 2009, compared with $450.0 million in short-term advances outstanding at December 31, 2008.  Trustmark maintained one long-term FHLB advance in the amount of $75.0 million at June 30, 2009.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.903 billion at June 30, 2009, compared to $1.382 billion at December 31, 2008.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2009, brokered sweep MMDA deposits totaled $65.5 million compared to $105.7 million at December 31, 2008.

In the fourth quarter of 2008, Trustmark began borrowing under the Federal Reserve Bank’s new TAF program.  This temporary program was implemented to help relieve the stress in the short-term financial markets.  At June 30, 2009, Trustmark’s TAF borrowings were $200.0 million, unchanged from December 31, 2008.  Under the program, banks are allowed to bid at auction on term Federal funds offered by the Federal Reserve Bank.  All TAF borrowings are required to be collateralized by assets pledged to the Discount Window.

Due to collateral requirements, borrowings under the TAF program reduce Trustmark’s overnight borrowing capacity through the Discount Window.  As of June 30, 2009, Trustmark’s overnight borrowing capacity totaled $875.1 million.  Alternatively, at June 30, 2009, Trustmark had additional TAF capacity ranging from $656.3 million to $875.1 million depending on term compared to additional TAF capacity ranging from $518.3 million to $691.0 million at December 31, 2008.  The increase in borrowing capacity at June 30, 2009, was due primarily to the additional pledging of Trustmark’s C&I loan portfolio to the Discount Window.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At June 30, 2009, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At June 30, 2009, Trustmark had $41.5 million in Eurodollar deposits outstanding.

The Board of Directors currently has the remaining authority to issue up to 19.8 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes subject, for so long as the Senior Preferred Stock is outstanding, to restrictions in the certificate of designations of the Senior Preferred Stock on the issuance of certain other types of preferred shares.   At June 30, 2009, 215,000 shares of Senior Preferred Stock have been issued to the Treasury.  For further information regarding Trustmark’s issuance of Senior Preferred stock, please refer to the section captioned “Capital Resources” found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $379.0 million at June 30, 2009, with a positive valuation adjustment of $2.1 million, compared to $583.4 million, with a negative valuation adjustment of $1.2 million as of December 31, 2008.

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that attemps to offset the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  During the second quarter of 2009, the impact of implementing this strategy resulted in a net negative ineffectiveness of $4.6 million compared with a net positive ineffectiveness from hedging of $2.7 million during the same time period in 2008.

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

Based on the results of the simulation models using static balances at June 30, 2009, it is estimated that net interest income would remain flat in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At June 30, 2008, the results of the simulation models using static balances indicated that net interest income may decrease 1.8% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at June 30, 2009, it is estimated net interest income may decrease by 2.4% compared to no change at June 30, 2008.  Due to the historically low interest rate environment at June 30, 2009, the impact of a 200 basis point drop scenario was not calculated.

The table below summarizes the effect various rate shift scenarios would have on net interest income:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	6/30/2009	6/30/2008
Change in Interest Rates
+200 basis points	0.0%	-1.8%
+100 basis points	0.2%	-0.6%
-100 basis points	-2.4%	0.0%
-200 basis points	n/m	-2.3%

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements which is referred to as net portfolio value. As of June 30, 2009, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced a decline in net portfolio value of 4.4%, while an instantaneous 100 basis point decrease in interest rates produced a decrease in net portfolio value of 2.1%.  In comparison, the models indicated a net portfolio value decrease of 5.9% as of June 30, 2008, had interest rates moved up instantaneously 200 basis points, and a decrease of 0.8%, had an instantaneous 200 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	6/30/2009	6/30/2008
Change in Interest Rates
+200 basis points	-4.4%	-5.9%
+100 basis points	-1.0%	-2.5%
-100 basis points	-2.1%	0.7%
-200 basis points	n/m	-0.8%

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2009
SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for Trustmark’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on Trustmark’s financial statements.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS No. 157-4 also amended SFAS No. 157, “Fair Value Measurements,” to expand certain disclosure requirements. Trustmark adopted the provisions of FSP SFAS No. 157-4 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  Trustmark adopted the provisions of FSP SFAS No. 115-2 and SFAS No. 124-2 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS No. 107-1 and APB No. 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Trustmark adopted the provisions of FSP SFAS No. 107-1 and APB 28-1 during the second quarter of 2009.  The new interim disclosures required by FSP SFAS No. 107-1 and APB No. 28-1 are included in Trustmark’s interim financial statements in Note 12 – Fair Value.

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

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”  SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 13 - Derivative Financial Instruments.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective on January 1, 2009 and did not impact Trustmark’s financial statements.

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS No. 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date; changes the recognition timing for restructuring costs; and requires the expensing of acquisition costs as incurred. SFAS No. 141R is applicable to Trustmark’s accounting for business combinations closing on or after January 1, 2009 and, therefore, had no immediate impact upon Trustmark’s financial statements at June 30, 2009.

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

Accounting Standards Effective After June 30, 2009
Other new pronouncements issued but not effective until after June 30, 2009 include the following:

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All nongrandfathered, nonSEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS No. 168 will be effective for Trustmark’s financial statements for periods ending after September 15, 2009. SFAS No. 168 is not expected have a significant impact on Trustmark’s financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS No. 167 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  FSP No. FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  Management is currently evaluating the impact that FSP No. FAS 132(R)-1 will have on Trustmark’s consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments for the quarter ended June 30, 2009, other than those disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of this Form 10-Q.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K/A for its fiscal year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows information relating to the repurchase of common shares by Trustmark Corporation during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009 through
April 30, 2009	-	$-	-	-

May 1, 2009 through
May 31, 2009	-	$-	-	-

June 1, 2009 through
June 30, 2009	-	$-	-	-

Total	-		-

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Trustmark’s shareholders was held on May 12, 2009.  At this meeting, the following individuals were elected to serve as directors of Trustmark until the annual meeting of shareholders in 2010 or until their respective successors are elected and qualified.  The vote was cast as follows:

			Votes Cast
	Votes Cast in Favor		Against/Withheld
	Number	%	Number	%
Adolphus B. Baker	46,663,648	98.60%	663,181	1.40%
Fred E. Carl, Jr.	46,667,278	98.61%	659,551	1.39%
William C. Deviney, Jr.	45,211,361	95.53%	2,115,468	4.47%
Daniel A. Grafton	45,001,223	95.09%	2,325,605	4.91%
Richard G. Hickson	45,202,083	95.51%	2,124,746	4.49%
David H. Hoster II	46,649,576	98.57%	677,253	1.43%
John M. McCullouch	46,540,576	98.34%	786,253	1.66%
Richard H. Puckett	45,209,821	95.53%	2,117,008	4.47%
R. Michael Summerford	45,002,503	95.09%	2,324,325	4.91%
LeRoy G. Walker, Jr.	46,621,767	98.51%	705,061	1.49%
Kenneth W. Williams	45,208,650	95.52%	2,118,178	4.48%
William G. Yates, III	44,958,110	94.99%	2,368,718	5.01%

Shareholders also voted to ratify the selection of KPMG LLP as Trustmark’s independent auditors for the fiscal year ending December 31, 2009.  The vote was cast as follows:

Total Votes For	46,893,917
Total Votes Against	277,867
Total Abstentions	155,043

In addition, shareholders also voted to provide nonbinding advisory approval of Trustmark’s executive compensation.  The vote was cast as follows:

Total Votes For	32,982,609
Total Votes Against	13,858,210
Total Abstentions	486,007

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President& Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	August 7, 2009	DATE:	August 7, 2009