Form 10-Q
period 2009-09-30
TRUSTMARK CORP
filed 2009-11-09
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

As of October 31, 2009, there were 57,440,047 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks (noninterest-bearing)	$191,449	$257,930
Federal funds sold and securities purchased under reverse repurchase agreements	8,551	23,401
Securities available for sale (at fair value)	1,528,625	1,542,841
Securities held to maturity (fair value: $252,748 - 2009;$264,039 - 2008)	242,603	259,629
Loans held for sale	237,152	238,265
Loans	6,382,440	6,722,403
Less allowance for loan losses	103,016	94,922
Net loans	6,279,424	6,627,481
Premises and equipment, net	151,828	156,811
Mortgage servicing rights	56,042	42,882
Goodwill	291,104	291,104
Identifiable intangible assets	20,819	23,821
Other assets	360,901	326,744
Total Assets	$9,368,498	$9,790,909

Liabilities
Deposits:
Noninterest-bearing	$1,493,424	$1,496,166
Interest-bearing	5,377,011	5,327,704
Total deposits	6,870,435	6,823,870
Federal funds purchased and securities sold under repurchase agreements	645,057	811,129
Short-term borrowings	315,105	730,958
Long-term FHLB advances	75,000	-
Subordinated notes	49,766	49,741
Junior subordinated debt securities	70,104	70,104
Other liabilities	121,670	126,641
Total Liabilities	8,147,137	8,612,443

Shareholders' Equity
Preferred stock - authorized 20,000,000 shares
Series A, no par value, (liquidation preference $1,000 per share)
Issued and outstanding: 215,000 shares - 2009 and 2008;	206,461	205,126
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 57,440,047 shares - 2009;
57,324,737 shares - 2008	11,968	11,944
Capital surplus	145,352	139,471
Retained earnings	854,508	836,642
Accumulated other comprehensive income (loss),net of tax	3,072	(14,717)
Total Shareholders' Equity	1,221,361	1,178,466
Total Liabilities and Shareholders' Equity	$9,368,498	$9,790,909

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$88,015	$104,145	$268,683	$329,651
Interest on securities:
Taxable	19,524	12,117	61,622	29,053
Tax exempt	1,412	1,265	3,930	3,884
Interest on federal funds sold and securities purchased under reverse repurchase agreements	16	98	54	445
Other interest income	381	407	1,037	1,454
Total Interest Income	109,348	118,032	335,326	364,487

Interest Expense
Interest on deposits	18,403	32,860	62,373	113,104
Interest on federal funds purchased and securities sold under repurchase agreements	282	3,123	918	9,215
Other interest expense	1,786	2,653	6,118	10,405
Total Interest Expense	20,471	38,636	69,409	132,724
Net Interest Income	88,877	79,396	265,917	231,763
Provision for loan losses	15,770	14,473	59,403	59,728

Net Interest Income After Provision for Loan Losses	73,107	64,923	206,514	172,035

Noninterest Income
Service charges on deposit accounts	14,157	13,886	39,969	39,673
Insurance commissions	7,894	9,007	22,688	25,657
Wealth management	5,589	6,788	16,641	21,017
General banking - other	5,620	5,813	17,090	17,654
Mortgage banking, net	8,871	4,323	22,321	22,087
Other, net	994	2,131	3,802	12,351
Securities gains, net	1,014	2	5,448	493
Total Noninterest Income	44,139	41,950	127,959	138,932

Noninterest Expense
Salaries and employee benefits	42,629	42,859	127,043	129,214
Services and fees	10,124	9,785	30,373	28,741
Net occupancy - premises	4,862	5,153	14,988	14,804
Equipment expense	4,104	4,231	12,378	12,449
Other expense	17,515	10,706	47,830	26,966
Total Noninterest Expense	79,234	72,734	232,612	212,174
Income Before Income Taxes	38,012	34,139	101,861	98,793
Income taxes	12,502	10,785	33,291	31,708
Net Income	25,510	23,354	68,570	67,085
Preferred stock dividends	2,688	-	8,063	-
Accretion of discount on preferred stock	452	-	1,335	-
Net Income Available to Common Shareholders	$22,370	$23,354	$59,172	$67,085

Earnings Per Common Share
Basic	$0.39	$0.41	$1.03	$1.17
Diluted	$0.39	$0.41	$1.03	$1.17

Dividends Per Common Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2009	2008
Balance, January 1,	$1,178,466	$919,636
Net income per consolidated statements of income	68,570	67,085
Other comprehensive income:
Net change in fair value of securities available for sale	16,622	(2,688)
Net change in defined benefit plans	1,167	808
Comprehensive income	86,359	65,205
Preferred dividends paid	(7,883)	-
Common stock dividends paid	(39,967)	(39,756)
Common stock issued-net, long-term incentive plans	428	568
Excess tax benefit from stock-based compensation arrangements	545	198
Compensation expense, long-term incentive plans	3,413	3,147
Balance, September 30,	$1,221,361	$948,998

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$68,570	$67,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,403	59,728
Depreciation and amortization	20,662	20,359
Net (accretion) amortization of securities	(416)	442
Securities gains, net	(5,448)	(493)
Gains on sales of loans	(17,966)	(5,509)
Deferred income tax benefit	(5,980)	(8,006)
Proceeds from sales of loans held for sale	1,324,433	1,117,945
Purchases and originations of loans held for sale	(1,280,548)	(1,099,204)
Originations of mortgage servicing rights	(16,611)	(16,236)
Net (increase) decrease in other assets	(7,764)	5,958
Net decrease in other liabilities	(2,522)	(3,963)
Other operating activities, net	5,823	1,329
Net cash provided by operating activities	141,636	139,435

Investing Activities
Proceeds from calls and maturities of securities held to maturity	27,577	18,715
Proceeds from calls and maturities of securities available for sale	254,039	200,111
Proceeds from sales of securities available for sale	188,460	157,949
Purchases of securities held to maturity	(10,428)	-
Purchases of securities available for sale	(395,639)	(827,177)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	14,850	3,215
Net decrease in loans	236,131	221,194
Purchases of premises and equipment	(4,037)	(13,453)
Proceeds from sales of premises and equipment	403	170
Proceeds from sales of other real estate	13,520	5,620
Net cash provided by (used in) investing activities	324,876	(233,656)

Financing Activities
Net increase in deposits	46,565	68,406
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(166,072)	132,055
Net decrease in short-term borrowings	(441,609)	(125,217)
Proceeds from long-term FHLB advances	75,000	-
Preferred stock dividends	(7,883)	-
Common stock dividends	(39,967)	(39,756)
Common stock issued-net, long-term incentive plan	428	568
Excess tax benefit from stock-based compensation arrangements	545	198
Net cash (used in) provided by financing activities	(532,993)	36,254

Decrease in cash and cash equivalents	(66,481)	(57,967)
Cash and cash equivalents at beginning of period	257,930	292,983
Cash and cash equivalents at end of period	$191,449	$235,016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2008 annual report on Form 10-K.  Please refer to Accounting Standards Codification shown below for more information on recent changes in the hierarchy of generally accepted accounting principles.

Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included.   Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The allowance for loan losses, the fair value of mortgage servicing rights and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

Management has evaluated subsequent events through November 9, 2009, which is the date that Trustmark’s financial statements were issued.  No material subsequent events have occurred since September 30, 2009, that required recognition or disclosure in these financial statements.

Accounting Standards Codification
The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and nonpublic nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

NOTE 2 – SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The following table is a summary of the estimated fair value of securities available for sale and the amortized cost of securities held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$21	$-	$-	$21	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	24,821	171	-	24,992	-	-	-	-
Obligations of states and political subdivisions	147,633	3,933	(139)	151,427	78,522	3,647	(98)	82,071
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,060	530	-	9,590	7,269	23	(18)	7,274
Issued by FNMA and FHLMC	6,864	365	-	7,229	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,209,981	48,798	-	1,258,779	153,728	6,547	-	160,275
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	67,448	2,911	-	70,359	3,084	49	(5)	3,128
Corporate debt securities	6,113	115	-	6,228	-	-	-	-
Total	$1,471,941	$56,823	$(139)	$1,528,625	$242,603	$10,266	$(121)	$252,748

December 31, 2008
U.S. Treasury securities	$6,502	$23	$-	$6,525	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	24,821	546	-	25,367	-	-	-	-
Obligations of states and political subdivisions	98,323	932	(602)	98,653	102,901	2,764	(524)	105,141
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,476	272	(22)	8,726	-	-	-	-
Issued by FNMA and FHLMC	18,519	667	-	19,186	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,337,140	27,876	(1)	1,365,015	156,728	2,171	(1)	158,898
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	11,041	458	-	11,499	-	-	-	-
Corporate debt securities	8,254	-	(384)	7,870	-	-	-	-
Total	$1,513,076	$30,774	$(1,009)	$1,542,841	$259,629	$4,935	$(525)	$264,039

Temporarily Impaired Securities
The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2009	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of states and political subdivisions	$2,671	$(47)	$6,858	$(190)	$9,529	$(237)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,970	(18)	-	-	1,970	(18)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	772	(5)	-	-	772	(5)
Total	$5,413	$(70)	$6,858	$(190)	$12,271	$(260)

December 31, 2008
Obligations of states and political subdivisions	$10,522	$(675)	$4,057	$(451)	$14,579	$(1,126)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	819	(22)	-	-	819	(22)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8	(1)	64	(1)	72	(2)
Corporate debt securities	7,870	(384)	-	-	7,870	(384)
Total	$19,219	$(1,082)	$4,121	$(452)	$23,340	$(1,534)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Security Gains and Losses
Gains and losses as a result of calls and disposition of securities were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Available for Sale	2009	2008	2009	2008
Proceeds from sales of securities	$30,572	$114,942	$188,460	$157,949
Gross realized gains	999	86	5,379	487
Gross realized (losses)	-	(84)	(10)	(84)

Held to Maturity
Proceeds from calls of securities	$3,333	$-	$8,338	$5,552
Gross realized gains	15	-	79	90

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities
The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2009, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$48,700	$48,740	$6,595	$6,642
Due after one year through five years	32,265	33,368	23,076	23,717
Due after five years through ten years	73,628	75,797	34,502	36,296
Due after ten years	23,995	24,763	14,349	15,416
	178,588	182,668	78,522	82,071
Mortgage-backed securities	1,293,353	1,345,957	164,081	170,677
Total	$1,471,941	$1,528,625	$242,603	$252,748

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

For the periods presented, loans consisted of the following ($ in thousands):

	September 30,	December 31,
	2009	2008
Loans secured by real estate:
Construction, land development and other land loans	$872,367	$1,028,788
Secured by 1-4 family residential properties	1,637,322	1,524,061
Secured by nonfarm, nonresidential properties	1,472,147	1,422,658
Other real estate secured	209,957	186,915
Commercial and industrial loans	1,165,970	1,305,938
Consumer loans	661,075	895,046
Other loans	363,602	358,997
Loans	6,382,440	6,722,403
Less allowance for loan losses	103,016	94,922
Net loans	$6,279,424	$6,627,481

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At September 30, 2009, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.

The following table summarizes the activity in the allowance for loan losses for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$101,751	$86,576	$94,922	$79,851
Loans charged-off	(18,687)	(12,732)	(60,572)	(56,728)
Recoveries	4,182	2,571	9,263	8,037
Net charge-offs	(14,505)	(10,161)	(51,309)	(48,691)
Provision for loan losses	15,770	14,473	59,403	59,728
Balance at end of period	$103,016	$90,888	$103,016	$90,888

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

At September 30, 2009 and December 31, 2008, the carrying amounts of nonaccrual loans, which are considered for impairment analysis were $138.5 million and $114.0 million, respectively. When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off and, as such, the impaired loan has no specific  allowance for loan loss reserves. At September 30, 2009 and December 31, 2008, specifically evaluated impaired loans  totaled $51.1 million and $56.9 million, respectively. For the first nine months of 2009, specific charge-offs related to impaired loans totaled $22.6 million while the provisions charged to net income totaled $15.5 million. For the first nine months of 2008, specific charge-offs related to impaired loans totaled $28.9 million while the provisions charged to net income totaled $18.5 million.

At September 30, 2009 and December 31, 2008, nonaccrual loans,  not specifically impaired and written down to fair value less cost to sell, totaled $87.4 million and $57.1 million, respectively.  The majority of the new nonaccrual loans included in the September 30, 2009 nonperforming loan balance were previously criticized and appropriately reserved at December 31, 2008. In addition, these nonaccrual loans had allocated allowance for loan losses of $11.9 million and $12.0 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans during the three or nine months ended September 30, 2009 and 2008.

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

Trustmark utilizes derivative instruments to offset changes in the fair value of MSR attributable to changes in interest rates. Changes in the fair value of the derivative instrument are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates. Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes. The impact of this strategy resulted in a net positive ineffectiveness of $2.1 million and $777 thousand for the quarters ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, the impact was a net negative ineffectiveness of $431 thousand and a net positive ineffectiveness of $10.8 million, respectively.  The accompanying table shows that the change in MSR value increased $3.9 million for the nine months ended September 30, 2009, due to an increase in mortgage rates.  Offsetting the MSR change is a $4.3 million decrease in the value of derivative instruments due to an increase in the ten-year Treasury note yields. The $431 thousand negative ineffectiveness for the nine months ended September 30, 2009 is a result of spread contraction between primary mortgage rates and ten-year Treasury note yields offset by hedge income produced by a steep yield curve and option premium.

The activity in mortgage servicing rights is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of period	$42,882	$67,192
Origination of servicing assets	20,762	18,759
Disposals of mortgage loans sold serviced released	(4,151)	(2,524)
Change in fair value:
Due to market changes	3,897	2,008
Due to runoff	(7,348)	(6,885)
Balance at end of period	$56,042	$78,550

NOTE 5 - DEPOSITS

Deposits consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2009	2008
Noninterest-bearing demand deposits	$1,493,424	$1,496,166
Interest-bearing deposits:
Interest-bearing demand	1,163,589	1,128,426
Savings	1,724,797	1,658,255
Time	2,488,625	2,541,023
Total interest-bearing deposits	5,377,011	5,327,704
Total deposits	$6,870,435	$6,823,870

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

Stock Option Grants
Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  During the first nine months of 2009, there were no grants of stock option awards.  Stock option-based compensation expense for these plans totaled $193 thousand and $179 thousand for the three months ended September 30, 2009 and 2008, respectively, and $535 thousand and $681 thousand for the first nine months of 2009 and 2008, respectively.

Restricted Stock Grants
Performance Awards
Trustmark’s performance awards are granted to Trustmark’s executive and senior management team, as well as Trustmark’s Board of Directors. Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) or return on average equity (ROAE) and total shareholder return (TSR) compared to a defined peer group. Awards based on TSR are valued utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE and ROAE awards are valued utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. The restriction period for performance awards covers a three-year vesting period.  These awards are recognized on the straight-line method over the requisite service period.  These awards provide for excess shares, if performance measures exceed 100%.  Any excess shares granted are restricted for an additional three-year vesting period.  The restricted share agreement provides for voting rights and dividend privileges. During the first nine months of 2009, Trustmark awarded 67,731 shares of performance based restricted stock to key members of its executive management team. The performance based restricted stock issued in February 2006, vested on December 31, 2008.  On February 18, 2009, the stock related to this grant was issued to the participants free of restriction.  As a result of achieving 168% (ROAE of 100% and TSR of 68%) of the performance goals during the performance period, 41,683 excess time-vested restricted shares were awarded and will vest on December 31, 2011. Trustmark recorded compensation expense for performance awards of $468 thousand and $631 thousand for the three months ended September 30, 2009 and 2008, respectively, and $1.4 million and $1.9 million for the first nine months of 2009 and 2008, respectively.

Time-Vested Awards
Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During the first nine months of 2009, Trustmark awarded 114,019 shares of time-vested restricted stock to key members of its management team and board of directors. Trustmark recorded compensation expense for time-vested stock awards of $587 thousand and $253 thousand for the three months ended September 30, 2009 and 2008, respectively, and $1.5 million and $572 thousand for the first nine months of 2009 and 2008, respectively.

On March 31, 2009, Trustmark approved the payment of the 2008 bonus awards, in the form of time-vested restricted stock, earned under the Trustmark’s management incentive plan for certain named executive officers.  Trustmark participated in the Troubled Asset Relief Program Capital Purchase Program (TARP CPP) under the Emergency Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA).  The ARRA places limitations on Trustmark’s ability to pay cash bonuses to certain employees.  These restrictions apply during the period in which the obligation to Treasury remains outstanding (the TARP Period).  Therefore, Trustmark awarded 20,528 shares of time-vested restricted stock in lieu of a cash payment related to the amount of the 2008 bonus awards earned by certain named executive officers.  The restricted stock awards were granted under the 2005 Plan and are substantially similar to the time-based restricted stock previously granted to employees under the 2005 Plan, except that the restricted stock is entitled to receive dividends when paid.   On August 21, 2009, the stock related to this grant was issued to the participants free of restriction based on the Interim Final Rule on TARP’s Standards for Compensation and Corporate Governance published in the Federal Register on June 15, 2009.

Performance-Based Restricted Stock Unit Award
On January 27, 2009, Trustmark’s Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award) for 23,123 units, with each unit having the value of one share of Trustmark’s common stock.  This award was granted in connection with an employment agreement dated November 20, 2008 that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.

The RSU award may be settled only in cash and vests only if both performance-based and service-based requirements are met.  The performance-based vesting requires performance goals to be achieved within a two-year performance period commencing January 1, 2009 and ending December 31, 2010.  The performance-based vesting of the RSU award is based on the achievement of target percentages related to ROATE (50%), with vesting up to and including 100%, and TSR (50%), with vesting up to and including 100%, compared to Trustmark’s defined peer group.  If a greater than 100% vesting level with respect to the ROATE and TSR targets is achieved in the aggregate (with the maximum being 200%), an additional award of service-based restricted stock units (Excess Units) will be granted within the first 2½ months after the performance period ends.  The number of Excess Units granted will equal the number of units awarded initially (Original Units) multiplied by the vesting percentage exceeding 100%. In addition to the performance-based vesting requirements, the RSU award’s service-based vesting provisions require continued employment with Trustmark through May 10, 2011, which is the expected date of Trustmark’s annual meeting in 2011, for the Original Units and the Excess Units to vest. Dividend equivalents on the Original Units will be credited from the award date and will vest and be paid only when and to the extent the Original Units vest. Dividend equivalents on the Excess Units will be credited from the date Trustmark grants the Excess Units, and will vest and be paid only when and to the extent the Excess Units vest.  During the three months and nine months ended September 30, 2009, Trustmark recorded compensation expense for the RSU award of $94 thousand and $282 thousand, respectively, based on the share price of $19.05 at September 30, 2009.

NOTE 7 – BENEFIT PLANS

Capital Accumulation Plan
Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During the second quarter of 2009, Trustmark recorded a curtailment gain of $1.9 million as a result of the freeze in plan benefits due to recognition of the prior service credit previously included in accumulated other comprehensive loss.

The following table presents information regarding the net periodic benefit (income) cost for the periods presented ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net periodic benefit cost (income)
Service cost	$98	$325	$294	$1,234
Interest cost	1,210	1,234	3,628	3,702
Expected return on plan assets	(352)	(1,399)	(4,526)	(4,195)
Amortization of prior service credits	-	(127)	(127)	(382)
Curtailment gain	-	-	(1,886)	-
Recognized net actuarial (gain) loss	(438)	552	2,154	1,394
Net periodic benefit cost (income)	$518	$585	$(463)	$1,753

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$226	$241	$678	$850
Interest cost	552	523	1,656	1,568
Amortization of prior service cost	37	42	111	111
Recognized net actuarial loss	59	90	178	185
Net periodic benefit cost	$874	$896	$2,623	$2,714

NOTE 8 – CONTINGENCIES

Letters of Credit
Standby and commercial letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At September  30, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for standby and commercial letters of credit was $179.2 million and $182.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2009, the fair value of collateral held was $54.3 million.

Legal Proceedings
Trustmark’s wholly-owned subsidiary, Trustmark National Bank (TNB), has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group.  Plaintiffs have demanded a jury trial.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  The lawsuit is in its preliminary stage and has been previously reported in the press.  Trustmark believes that the lawsuit is entirely without merit and intends to defend vigorously against it.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.  The cases are being vigorously contested.  In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark’s consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

NOTE 9 – EARNINGS PER SHARE

Effective January 1, 2009, Trustmark adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Trustmark has determined that its outstanding nonvested stock awards and deferred stock units are not participating securities.  Based on this determination, no change has been made to Trustmark’s current computation for basic and diluted earnings per share.

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards and common stock warrants for the nine months ended September 30, 2009 and 2008 totaled 1.583 million and 1.655 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic shares	57,431	57,299	57,396	57,293
Dilutive shares	128	39	100	33
Diluted shares	57,559	57,338	57,496	57,326

NOTE 10 - STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2009	2008
Income taxes paid	$44,640	$40,904
Interest expense paid on deposits and borrowings	72,280	141,640
Noncash transfers from loans to foreclosed properties	53,813	30,191

NOTE 11 – SHAREHOLDERS’ EQUITY

Preferred Stock
On November 21, 2008, Trustmark issued a total of 215,000 shares of Senior Preferred stock to the U.S. Treasury (Treasury) in a private placement transaction as part of the TARP CPP, a voluntary initiative for healthy U.S. financial institutions.  Trustmark chose to participate in the TARP CPP in order to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending in the markets where Trustmark operates and to support its growth and expansion opportunities.  Cumulative dividends on the Senior Preferred stock accrue on the liquidation preference of $1,000.00 per share at a rate of 5.00% per year until, but excluding, February 15, 2014, and from that date thereafter at the rate of 9.00% per share per year, and will be paid quarterly, but only if, as, and when declared by Trustmark’s Board of Directors. Trustmark may redeem the Senior Preferred stock at par.  Based upon recent legislation, it is not necessary for Trustmark to replace the Senior Preferred stock with Tier 1 (or other) capital as a condition to redemption.  Any redemption is, however, subject to the consent of the Treasury, the Federal Reserve and the Office of the Comptroller of the Currency (OCC).

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

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the nine months ended September 30, 2009 and 2008 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2009	$(23,800)	$9,083	$(14,717)
Unrealized holding gains on AFS arising during period	32,366	(12,380)	19,986
Adjustment for net gains realized in net income	(5,448)	2,084	(3,364)
Pension and other postretirement benefit plans	1,890	(723)	1,167
Balance, September 30, 2009	$5,008	$(1,936)	$3,072

Balance, January 1, 2008	$(23,370)	$8,919	$(14,451)
Unrealized holding losses on AFS arising during period	(3,859)	1,476	(2,383)
Adjustment for net gains realized in net income	(493)	189	(304)
Pension and other postretirement benefit plans	1,307	(500)	807
Balance, September 30, 2008	$(26,415)	$10,084	$(16,331)

NOTE 12 – OTHER NONINTEREST EXPENSE

Other expense consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
FDIC assessment expense	$2,913	$1,377	$12,943	$1,969
ORE/Foreclosure expense	5,870	1,146	9,233	1,697
Other expense	8,732	8,183	25,654	23,300
Total other expense	$17,515	$10,706	$47,830	$26,966

Valuation adjustments on other real estate (ORE) required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as ORE/Foreclosure expense.

NOTE 13 – FAIR VALUE

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Depending on the nature of the asset or liability, Trustmark uses various valuation techniques and assumptions when estimating fair value, Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Trustmark estimates fair value of MSR through the use of prevailing market participant assumptions and market participant valuation processes.  This valuation is periodically tested and validated against other third-party firm valuations.

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of valuation inputs with the fair value hierarchy utilized to measure fair value ($ in thousands):

	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$25,013	$-	$25,013	$-
Obligations of states and political subdivisions	151,427	-	151,427	-
Mortgage-backed securities	1,345,957	-	1,345,957	-
Corporate debt securities	6,228	-	6,228	-
Securities available for sale	1,528,625	-	1,528,625	-
Loans held for sale	237,152	-	237,152	-
Mortgage servicing rights	56,042	-	-	56,042
Other assets - derivatives	5,157	4,402	-	755
Other liabilities - derivatives	3,225	1,097	2,128	-

The changes in Level 3 assets measured at fair value on a recurring basis as of September 30, 2009 are summarized as follows ($ in thousands):

	Other Assets - Derivatives	MSR
Balance, beginning of period	$1,433	$42,882
Total net gains included in net income	5,600	16,611
Purchases, sales, issuances and settlements, net	(6,278)	(3,451)
Balance, end of period	$755	$56,042

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2009	$(600)	$3,897

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets at September 30, 2009, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At September 30, 2009, Trustmark had outstanding balances of $51.1 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input.  These impaired loans are classified as Level 3 in the fair value hierarchy.

Nonfinancial Assets and Liabilities
Certain nonfinancial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the nine months ended September 30, 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $53.8 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $10.5 million. Other than foreclosed assets measured at fair value upon initial recognition, $22.0 million of foreclosed assets were remeasured during the nine months ended September 30, 2009, requiring write-downs of $6.2 million to reach their current fair values.

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008, are as follows ($ in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$200,000	$200,000	$281,331	$281,331
Securities available for sale	1,528,625	1,528,625	1,542,841	1,542,841
Securities held to maturity	242,603	252,748	259,629	264,039
Loans held for sale	237,152	237,152	238,265	238,265
Net loans	6,279,424	6,323,453	6,627,481	6,718,049
Other assets - derivatives	5,157	5,157	12,504	12,504

Financial Liabilities:
Deposits	6,870,435	6,882,087	6,823,870	6,831,950
Short-term liabilities	960,162	960,162	1,542,087	1,542,087
Long-term FHLB advances	75,000	75,000	-	-
Subordinated notes	49,766	48,895	49,741	39,765
Junior subordinated debt securities	70,104	31,731	70,104	24,969
Other liabilities - derivatives	3,225	3,225	7,367	7,367

The fair value of net loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and does not represent an exit price under FASB ASC Topic 820. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 17 included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2008.

NOTE 14 – DERIVATIVE FINANCIAL INSTRUMENTS

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and be carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in mortgage banking, net in the accompanying consolidated statements of income.

Derivatives Designated as Hedging Instruments
As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges of these transactions that qualify as fair value hedges under FASB ASC Topic 815, the ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $204.4 million at September 30, 2009, with a negative valuation adjustment of $2.1 million, compared to $350.0 million, with a positive valuation adjustment of $2.7 million as of December 31, 2008.

Derivatives not Designated as Hedging Instruments
Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $2.1 million and $777 thousand for the quarters ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, the impact was a net negative ineffectiveness of $431 thousand and a net positive ineffectiveness of $10.8 million, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $94.5 million at September 30, 2009, with a positive valuation adjustment of $985 thousand, compared to $233.3 million, with a negative valuation adjustment of $1.5 million as of December 31, 2008.

Tabular Disclosures
The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of September 30, 2009 as well as the effect of these derivative instruments on Trustmark’s results of operations for the three and nine months ended September 30, 2009:

Fair Value of Derivative Instruments
($ in thousands)	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
FASB ASC Topic 815
Interest rate contracts:
Forward contracts			Other liabilities	$2,128,000
Total				$2,128,000

Derivatives not designated
as hedging instruments under
FASB ASC Topic 815
Interest rate contracts:
Futures contracts	Other assets	$3,531,000
Exchange traded purchased options	Other assets	871,000
OTC written options (rate locks)	Other assets	755,000
Exchange traded written options			Other liabilities	$1,097,000
Total		$5,157,000		$1,097,000

The Effect of Derivative Instruments on the Results of Operations
($ in thousands)

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Derivatives in FASB ASC Topic 815 Net Investment Hedging Relationships	Location of (Loss) or Gain Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in Income on Derivatives	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
Interest rate contracts	Mortgage banking, net	$(3,469)	Mortgage banking, net	$604

Derivatives Not Designated as Hedging
Instruments under FASB ASC Topic 815
Interest rate contracts	Mortgage banking, net	$11,660	Mortgage banking, net	$(4,862)

NOTE 15 – SEGMENT INFORMATION

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

The following table discloses financial information by reportable segment for the periods ended September 30, 2009 and 2008.  All financial information presented for 2008 has been restated to reflect the combination of the former Administration segment with the General Banking segment.

Segment Information
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
General Banking
Net interest income	$87,757	$78,330	$9,427	12.0%	$262,637	$228,594	$34,043	14.9%
Provision for loan losses	15,739	14,479	1,260	8.7%	59,367	59,746	(379)	-0.6%
Noninterest income	30,548	25,527	5,021	19.7%	88,181	91,305	(3,124)	-3.4%
Noninterest expense	68,490	61,166	7,324	12.0%	200,490	178,118	22,372	12.6%
Income before income taxes	34,076	28,212	5,864	20.8%	90,961	82,035	8,926	10.9%
Income taxes	11,089	8,621	2,468	28.6%	29,351	25,568	3,783	14.8%
General banking net income	$22,987	$19,591	$3,396	17.3%	$61,610	$56,467	$5,143	9.1%

Selected Financial Information
Average assets	$9,323,187	$8,947,560	$375,627	4.2%	$9,489,689	$8,915,183	$574,506	6.4%
Depreciation and amortization	$5,966	$6,486	$(520)	-8.0%	$20,103	$19,791	$312	1.6%

Wealth Management
Net interest income	$1,032	$970	$62	6.4%	$3,039	$3,025	$14	0.5%
Provision for loan losses	31	(6)	37	n/m	36	(18)	54	n/m
Noninterest income	5,701	7,202	(1,501)	-20.8%	17,099	21,800	(4,701)	-21.6%
Noninterest expense	4,904	5,232	(328)	-6.3%	14,918	15,825	(907)	-5.7%
Income before income taxes	1,798	2,946	(1,148)	-39.0%	5,184	9,018	(3,834)	-42.5%
Income taxes	630	1,051	(421)	-40.1%	1,841	3,200	(1,359)	-42.5%
Wealth management net income	$1,168	$1,895	$(727)	-38.4%	$3,343	$5,818	$(2,475)	-42.5%

Selected Financial Information
Average assets	$94,841	$99,497	$(4,656)	-4.7%	$96,754	$97,032	$(278)	-0.3%
Depreciation and amortization	$75	$83	$(8)	-9.6%	$222	$249	$(27)	-10.8%

Insurance
Net interest income	$88	$96	$(8)	-8.3%	$241	$144	$97	67.4%
Provision for loan losses	-	-	-	n/m	-	-	-	n/m
Noninterest income	7,890	9,221	(1,331)	-14.4%	22,679	25,827	(3,148)	-12.2%
Noninterest expense	5,840	6,336	(496)	-7.8%	17,204	18,231	(1,027)	-5.6%
Income before income taxes	2,138	2,981	(843)	-28.3%	5,716	7,740	(2,024)	-26.1%
Income taxes	783	1,113	(330)	-29.6%	2,099	2,940	(841)	-28.6%
Insurance net income	$1,355	$1,868	$(513)	-27.5%	$3,617	$4,800	$(1,183)	-24.6%

Selected Financial Information
Average assets	$20,413	$25,077	$(4,664)	-18.6%	$18,581	$20,796	$(2,215)	-10.7%
Depreciation and amortization	$117	$114	$3	2.6%	$337	$319	$18	5.6%

Consolidated
Net interest income	$88,877	$79,396	$9,481	11.9%	$265,917	$231,763	$34,154	14.7%
Provision for loan losses	15,770	14,473	1,297	9.0%	59,403	59,728	(325)	-0.5%
Noninterest income	44,139	41,950	2,189	5.2%	127,959	138,932	(10,973)	-7.9%
Noninterest expense	79,234	72,734	6,500	8.9%	232,612	212,174	20,438	9.6%
Income before income taxes	38,012	34,139	3,873	11.3%	101,861	98,793	3,068	3.1%
Income taxes	12,502	10,785	1,717	15.9%	33,291	31,708	1,583	5.0%
Consolidated net income	$25,510	$23,354	$2,156	9.2%	$68,570	$67,085	$1,485	2.2%

Selected Financial Information
Average assets	$9,438,441	$9,072,134	$366,307	4.0%	$9,605,024	$9,033,011	$572,013	6.3%
Depreciation and amortization	$6,158	$6,683	$(525)	-7.9%	$20,662	$20,359	$303	1.5%

n/m - percentage changes +/- 100% are considered not meaningful

NOTE 16 – AUTHORITATIVE ACCOUNTING GUIDANCE

As discussed in Note 1, on July 1, 2009, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and nonpublic nongovernmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Accounting Standards Adopted in 2009
FASB ASC Topic 855, “Subsequent Events.”  Accounting guidance under FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC Topic 855 became effective for Trustmark’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Accounting guidance under FASB ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This accounting guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This accounting guidance also amended prior guidance to expand certain disclosure requirements. Trustmark adopted the accounting guidance under FASB ASC Topic 855 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under FASB ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under FASB ASC Topic 820 will be effective for Trustmark’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  Accounting guidance under FASB ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the accounting guidance of FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  Trustmark adopted the accounting guidance of FASB ASC Topic 320 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

FASB ASC Topic 825, “Financial Instruments.”  Accounting guidance under FASB ASC Topic 825  requires an entity to provide disclosures about the fair value of financial instruments in interim financial statements and amends prior guidance to require those disclosures in summarized financial statements at interim reporting periods.  Trustmark adopted the accounting guidance of FASB ASC Topic 825 during the second quarter of 2009.  The new interim disclosures required by this accounting guidance are included in Trustmark’s interim financial statements in Note 13 – Fair Value.

FASB ASC Topic 260, “Earnings Per Share.” Accounting guidance under FASB ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FASB ASC Topic 260 became effective for Trustmark on January 1, 2009.  See Note 9 – Earnings Per Share for additional information on Trustmark’s adoption of  this accounting guidance.

FASB ASC Topic 815, “Derivatives and Hedging.”  Accounting guidance under FASB ASC Topic 815 amends prior guidance and expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. FASB ASC Topic 815 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 14 - Derivative Financial Instruments.

FASB ASC Topic 810, “Consolidation.”  Accounting guidance under FASB ASC Topic 810 amended prior guidance to establish  accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of that subsidiary.  Under FASB ASC Topic 810, a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FASB ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The new authoritative accounting guidance under FASB ASC Topic 810 became effective on January 1, 2009 and did not impact Trustmark’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under FASB ASC Topic 805, “Business Combinations,” became applicable to Trustmark’s accounting for business combinations closing on or after January 1, 2009. FASB ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. FASB ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. FASB ASC Topic 805 requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB ASC Topic 450, “Contingencies.” Under FASB ASC Topic 805, the requirements of FASB ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB ASC Topic 450, “Contingencies.”

Accounting Guidance Effective After September 30, 2009
Other new accounting guidance issued but not effective until after September 30, 2009 include the following:

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. SFAS No. 167 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 166 amends ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 715, “Compensation – Retirement Benefits.”   Accounting guidance under FASB ASC Topic 715 provide guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance shall be provided for fiscal years ending after December 15, 2009.  Management is currently evaluating the impact that FASB ASC Topic 715 will have on Trustmark’s consolidated financial statements.

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At September 30, 2009, TNB’s mortgage loan portfolio totaled approximately $850 million, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $5.1 billion.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual clients.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, insurance, financial and estate planning and retirement plan services.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), an SEC-registered investment adviser, and Trustmark Risk Management, Inc. (TRMI).  TIA provides customized investment management services for TNB clients and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At September 30, 2009, assets under management and administration totaled $7.1 billion.  TRMI engages in individual insurance product sales as a broker of life and long term care insurance.

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

EXECUTIVE OVERVIEW

The strength of Trustmark’s diverse banking and financial services franchise is reflected in its financial performance for the first nine months of 2009.  That performance reflects enhanced capital strength, an improved net interest margin, proactive management of credit risks resulting from the slowdown in residential real estate and disciplined expense management.  Management has carefully monitored the impact of illiquidity in the financial markets, declining values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators during 2009, in order to navigate the challenging economic environment.

Consistent profitability, sound balance sheet management and a prudent capital philosophy are of primary importance to Trustmark’s continued capital strength.  This is reflected by Trustmark’s pre-tax, pre-provision earnings, which remain solid through the first nine months of 2009.  In addition, Trustmark and TNB have exceeded all guidelines to be considered well-capitalized at September 30, 2009.

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

During 2009, Trustmark has not made significant changes to its loan underwriting standards.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, Trustmark has continued its efforts to reduce exposure to construction, land development and other land loans and indirect automobile financing.  As a result, TNB has been more restrictive in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic environment, TNB makes fewer exceptions to its loan policy as compared to prior periods.

During 2009, Management continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from a strong deposit base, a quality investment portfolio and access to funding from a variety of external funding sources, which has allowed Trustmark to reduce funding costs relative to other interest-bearing sources.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no changes in Trustmark’s critical accounting estimates during the first nine months of 2009.

FINANCIAL HIGHLIGHTS

Trustmark’s net income available to common shareholders totaled $22.4 million in the third quarter of 2009, which represented basic earnings per common share of $0.39.  Trustmark’s third quarter 2009 net income produced a return on average tangible common equity of 13.06%.  During the first nine months of 2009, Trustmark’s net income available to common shareholders totaled $59.2 million, which represented basic earnings per common share of $1.03.  Trustmark’s performance during the first nine months of 2009 resulted in a return on average tangible common equity of 11.89%.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable December 15, 2009, to shareholders of record on December 1, 2009.

Net income available to common shareholders for the nine months ended September 30, 2009, decreased $7.9 million, or 11.8% compared to the same time period in 2008.  The decrease was primarily the result of preferred stock dividends and the accretion of preferred stock discount, which reduced net income available to common shareholders by approximately $9.4 million.  Excluding preferred stock dividends and the accretion of preferred stock discount, net income increased $1.5 million, or 2.2%, compared to the same time period in 2008.  This improvement resulted from an increase in net interest income of $34.2 million offset by a decrease in noninterest income of $11.0 million and an increase in noninterest expense of $20.4 million.  The decrease in noninterest income was due largely to the reduction in other, net of $8.5 million, which resulted from gains booked in the first nine months of 2008 related to the sale of MasterCard shares ($5.4 million) as well as the Visa initial public offering ($1.0 million).  The growth in noninterest expense primarily resulted from an increase in other expense of $20.9 million, which can be attributed to additional costs related to FDIC deposit insurance assessments ($11.0 million) as well as real estate foreclosures ($7.5 million).  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

At September 30, 2009, nonperforming assets totaled $210.2 million, an increase of $57.6 million compared to December 31, 2008, and total nonaccrual loans were $138.5 million, representing an increase of $24.5 million relative to December 31, 2008.  Total net charge-offs for the three and nine months ended September 30, 2009 were $14.5 million and $51.3 million, respectively, compared to total net charge-offs for the three and nine months ended September 30, 2008 of $10.2 million and $48.7 million, respectively.

Selected Financial Statement Data
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated Statements of Income
Total interest income	$109,348	$118,032	$335,326	$364,487
Total interest expense	20,471	38,636	69,409	132,724
Net interest income	88,877	79,396	265,917	231,763
Provision for loan losses	15,770	14,473	59,403	59,728
Noninterest income	44,139	41,950	127,959	138,932
Noninterest expense	79,234	72,734	232,612	212,174
Income before income taxes	38,012	34,139	101,861	98,793
Income taxes	12,502	10,785	33,291	31,708
Net Income	25,510	23,354	68,570	67,085
Preferred stock dividend/discount accretion	3,140	-	9,398	-
Net Income Available to Common Shareholders	$22,370	$23,354	$59,172	$67,085

Common Share Data
Basic earnings per share	$0.39	$0.41	$1.03	$1.17
Diluted earnings per share	0.39	0.41	1.03	1.17
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on common equity	8.78%	9.81%	7.91%	9.52%
Return on average tangible common equity	13.06%	15.16%	11.89%	14.80%
Return on equity	8.32%	9.81%	7.60%	9.52%
Return on assets	1.07%	1.02%	0.95%	0.99%

Credit Quality Ratios
Net charge offs/average loans	0.86%	0.58%	1.00%	0.92%
Provision for loan losses/average loans	0.93%	0.83%	1.16%	1.13%
Nonperforming loans/total loans (incl LHFS)	2.09%	1.53%	2.09%	1.53%
Nonperforming assets/total loans (incl LHFS) + ORE	3.14%	1.99%	3.14%	1.99%
ALL/total loans (excl LHFS)	1.61%	1.35%	1.61%	1.35%

Capital Ratios
Total equity/total assets	13.04%	10.44%
Common equity/total assets	10.83%	10.44%
Tangible equity/tangible assets	10.04%	7.22%
Tangible common equity/tangible assets	7.76%	7.22%
Tangible common equity/risk-weighted assets	10.15%	8.80%
Tier 1 leverage ratio	10.70%	8.11%
Tier 1 common risk-based capital ratio	10.15%	8.91%
Tier 1 risk-based capital ratio	14.11%	9.86%
Total risk-based capital ratio	16.09%	11.80%

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

Reconciliation to GAAP Financial Measures
($ in thousands)		Three Months Ended		Nine Months Ended
		9/30/2009	9/30/2008	9/30/2009	9/30/2008
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,216,987	$946,897	$1,205,619	$941,188
Less: Preferred stock		(206,308)	-	(205,865)	-
Total average common equity		1,010,679	946,897	999,754	941,188
Less: Goodwill		(291,104)	(291,145)	(291,104)	(291,162)
Identifiable intangible assets		(21,430)	(25,540)	(22,424)	(26,608)
Total average tangible common equity		$698,145	$630,212	$686,226	$623,418

PERIOD END BALANCES		9/30/2009	9/30/2008
Total shareholders' equity		$1,221,361	$948,998
Less: Preferred stock		(206,461)	-
Total common equity		1,014,900	948,998
Less: Goodwill		(291,104)	(291,145)
Identifiable intangible assets		(20,819)	(24,887)
Total tangible common equity	(a)	$702,977	$632,966

TANGIBLE ASSETS
Total assets		$9,368,498	$9,086,273
Less: Goodwill		(291,104)	(291,145)
Identifiable intangible assets		(20,819)	(24,887)
Total tangible assets	(b)	$9,056,575	$8,770,241

Risk-weighted assets	(c)	$6,923,907	$7,196,685

Reconciliation to GAAP Financial Measures (continued)
($ in thousands)		Three Months Ended		Nine Months Ended
		9/30/2009	9/30/2008	9/30/2009	9/30/2008

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders		$22,370	$23,354	$59,172	$67,085
Plus: Intangible amortization net of tax		619	662	1,855	1,986
Net income adjusted for intangible amortization		$22,989	$24,016	$61,027	$69,071

Period end common shares outstanding	(d)	57,440,047	57,324,627

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		13.06%	15.16%	11.89%	14.80%
Tangible common equity/tangible assets	(a)/(b)	7.76%	7.22%
Tangible common equity/risk-weighted assets	(a)/(c)	10.15%	8.80%
Tangible common book value	(a)/(d)*1,000	$12.24	$11.04

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity		$1,221,361	$948,998
Eliminate qualifying AOCI		(3,072)	16,331
Qualifying tier 1 capital		68,000	68,000
Disallowed goodwill		(291,104)	(291,145)
Adjustment to goodwill allowed for deferred taxes		8,453	-
Other disallowed intangibles		(20,819)	(24,887)
Disallowed servicing intangible		(5,604)	(7,855)
Total tier 1 capital		$977,215	$709,442
Less: Qualifying tier 1 capital		(68,000)	(68,000)
Preferred stock		(206,461)	-
Total tier 1 common capital	(e)	$702,754	$641,442

Tier 1 common risk-based capital ratio	(e)/(c)	10.15%	8.91%

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

Net interest income-FTE for the three and nine month periods ended September 30, 2009 increased $9.7 million, or 11.8%, and $34.5 million, or 14.5%, respectively, when compared with the same time periods in 2008.  Trustmark expanded its net interest margin while in a falling rate environment when compared to the previous year.  This was accomplished through disciplined deposit pricing afforded to Trustmark due to a strong liquidity position, the purchase of fixed rate securities in 2008 and decreased funding costs.  Also, prudent loan pricing, including required minimum loan rates, slowed erosion of loan yields.  The combination of these factors resulted in a NIM of 4.28% during the third quarter of 2009, a 27 basis point increase when compared with the third quarter of 2008, while the NIM grew to 4.22% for the nine months ended September 30, 2009, up 27 basis points from the same time period in 2008.  For additional discussion, see Market/Interest Rate Risk Management included later in Management’s Discussion and Analysis.

Average interest-earning assets for the first nine months of 2009 were $8.654 billion, compared with $8.074 billion for the same time period in 2008, an increase of $579.9 million, or 7.2%.  Average total securities increased $791.8 million for the first nine months of 2009 compared to the same time period in 2008 due to Trustmark’s decision to purchase securities given a steeper yield curve and improved spread opportunities versus traditional funding sources.  The increase in average total securities was offset by a decrease in average total loans of $210.1 million when the first nine months of 2009 are compared to the same time period in 2008.  Due to a decrease in interest rates, loan yields decreased 99 basis points during the first nine months of 2009 compared to the same time period during 2008.  However, the overall yield on securities increased by 27 basis points when the same time periods are compared.  The combination of these factors resulted in a decline in interest income-FTE of $28.8 million, or 7.8%, when the first nine months of 2009 is compared to the same time period in 2008.  The impact of these factors is also illustrated by the yield on total earning assets, which decreased from 6.14% for the first nine months of 2008 to 5.29% for the same time period in 2009, a decrease of 85 basis points.

Average interest-bearing liabilities for the first nine months of 2009 totaled $6.761 billion compared with $6.549 billion for the same time period in 2008, an increase of $212.3 million, or 3.2%.  However, the mix of these liabilities has changed when these two periods are compared.  When comparing the first nine months of 2009 to 2008, average noninterest-bearing deposit balances increased 8.1%, while Management’s disciplined deposit pricing resulted in a modest 2.5% decrease in interest-bearing deposits. During the same period, the combination of federal funds purchased, securities sold under repurchase agreements and other lower-cost borrowings increased by 39.6%.  The impact of the change in liability mix, as well as lower interest rates, resulted in a 134 basis point decrease in the overall yield on liabilities when the first nine months of 2009 is compared with the same time period in 2008.  As a result of these factors, total interest expense for the first nine months of 2009 decreased $63.3 million, or 47.7%, when compared with the same time period in 2008.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$12,821	$16	0.50%	$17,401	$98	2.24%
Securities - taxable	1,569,252	19,524	4.94%	1,006,996	12,117	4.79%
Securities - nontaxable	144,699	2,172	5.96%	114,823	1,946	6.74%
Loans (including loans held for sale)	6,693,482	89,672	5.32%	6,927,270	105,706	6.07%
Other earning assets	43,894	381	3.44%	37,323	407	4.34%
Total interest-earning assets	8,464,148	111,765	5.24%	8,103,813	120,274	5.90%
Cash and due from banks	205,361			246,515
Other assets	871,477			810,449
Allowance for loan losses	(102,545)			(88,643)
Total Assets	$9,438,441			$9,072,134

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,475,486	18,403	1.33%	$5,637,582	32,860	2.32%
Federal funds purchased and securities sold under repurchase agreements	644,012	282	0.17%	659,312	3,123	1.88%
Other borrowings	458,755	1,786	1.54%	276,712	2,653	3.81%
Total interest-bearing liabilities	6,578,253	20,471	1.23%	6,573,606	38,636	2.34%
Noninterest-bearing demand deposits	1,529,381			1,415,402
Other liabilities	113,820			136,229
Shareholders' equity	1,216,987			946,897
Total Liabilities and
Shareholders' Equity	$9,438,441			$9,072,134

Net Interest Margin		91,294	4.28%		81,638	4.01%

Less tax equivalent adjustment		2,417			2,242

Net Interest Margin per
Consolidated Statements of Income		$88,877			$79,396

Yield/Rate Analysis Table
($ in thousands)
	Nine Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$16,582	$54	0.44%	$23,607	$445	2.52%
Securities - taxable	1,613,707	61,622	5.11%	835,800	29,053	4.64%
Securities - nontaxable	129,047	6,046	6.26%	115,143	5,975	6.93%
Loans (including loans held for sale)	6,851,047	273,706	5.34%	7,061,176	334,370	6.33%
Other earning assets	43,833	1,037	3.16%	38,583	1,454	5.03%
Total interest-earning assets	8,654,216	342,465	5.29%	8,074,309	371,297	6.14%
Cash and due from banks	219,709			253,127
Other assets	833,456			789,792
Allowance for loan losses	(102,357)			(84,217)
Total Assets	$9,605,024			$9,033,011

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,520,250	62,373	1.51%	$5,660,264	113,104	2.67%
Federal funds purchased and securities sold under repurchase agreements	635,799	918	0.19%	565,304	9,215	2.18%
Other borrowings	605,392	6,118	1.35%	323,616	10,405	4.29%
Total interest-bearing liabilities	6,761,441	69,409	1.37%	6,549,184	132,724	2.71%
Noninterest-bearing demand deposits	1,518,496			1,405,244
Other liabilities	119,468			137,395
Shareholders' equity	1,205,619			941,188
Total Liabilities and
Shareholders' Equity	$9,605,024			$9,033,011

Net Interest Margin		273,056	4.22%		238,573	3.95%

Less tax equivalent adjustment		7,139			6,810

Net Interest Margin per
Consolidated Statements of Income		$265,917			$231,763

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

Provision for Loan Losses
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Florida	$(3,295)	$3,167	$36,353	$36,869
Mississippi (1)	12,009	8,476	15,351	14,950
Tennessee (2)	159	27	1,121	3,246
Texas	6,897	2,803	6,578	4,663
Total provision for loan losses	$15,770	$14,473	$59,403	$59,728

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As shown in the table above, the provision for loan losses for the first nine months of 2009 totaled $59.4 million, or 1.16% of average loans, compared with $59.7 million, or 1.13% of average loans, during the same time period in 2008.  During the three months ended September 30, 2009, the negative provision for the Florida market shown in the table above resulted from the natural progression of problem credits moving through impairment and other real estate, which released $3.4 million in loan loss reserves.  Florida region recoveries of $2.1 million also contributed to the negative provision in the third quarter of 2009.  Growth in the third quarter provision for the Mississippi and Texas regions resulted from a single significant charge-off in each market, which represented 88.0% of the increase, along with risk rate downgrades that were primarily the result of the downturn in the residential real estate industry.  See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for additional information on the provision for loan losses.

Noninterest Income
Trustmark’s noninterest income continues to play an important role in core net income and total shareholder value.  Total noninterest income before securities gains, net for the first nine months of 2009 decreased $15.9 million, or 11.5%, compared to the same time period in 2008.  The comparative components of noninterest income are shown in the accompanying table, along with further discussion regarding this decrease.

Noninterest Income
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Service charges on deposit accounts	$14,157	$13,886	$271	2.0%	$39,969	$39,673	$296	0.7%
Insurance commissions	7,894	9,007	(1,113)	-12.4%	22,688	25,657	(2,969)	-11.6%
Wealth management	5,589	6,788	(1,199)	-17.7%	16,641	21,017	(4,376)	-20.8%
General banking-other	5,620	5,813	(193)	-3.3%	17,090	17,654	(564)	-3.2%
Mortgage banking, net	8,871	4,323	4,548	n/m	22,321	22,087	234	1.1%
Other, net	994	2,131	(1,137)	-53.4%	3,802	12,351	(8,549)	-69.2%
Total noninterest income before securities gains, net	43,125	41,948	1,177	2.8%	122,511	138,439	(15,928)	-11.5%
Securities gains, net	1,014	2	1,012	n/m	5,448	493	4,955	n/m
Total noninterest income	$44,139	$41,950	$2,189	5.2%	$127,959	$138,932	$(10,973)	-7.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The single largest component of noninterest income continues to be service charges on deposit accounts, which increased $296 thousand to $40.0 million when the first nine months of 2009 is compared to the same time period in 2008.  The growth in service charges reflected increases in both pricing and collection percentage during the first nine months of 2009 compared to the same time period during 2008.

Insurance commissions were $22.7 million during the first nine months of 2009, a decrease of $3.0 million, or 11.6%, when compared with $25.7 million for the same time period in 2008. The decline in insurance commissions experienced during the first nine months of 2009 is primarily attributable to decreases in carrier claims experience refunds and an overall decline in industry premium rates for both Bottrell and Fisher Brown.

Wealth management income totaled $16.6 million for the first nine months of 2009 compared with $21.0 million for the first nine months of 2008, a decrease of $4.4 million, or 20.8%.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income in the first nine months of 2009 is largely attributed to historically low short-term interest rates that have negatively impacted money management fee income from money market funds and sweep arrangements as well as a reduction in assets under administration which were significantly impacted by declining stock market valuations.  In addition, revenues from brokerage services have also been negatively impacted by current market conditions.  At September 30, 2009 and 2008, Trustmark held assets under management and administration of $7.1 billion and $7.3 billion, respectively, as well as brokerage assets of $1.2 billion at both period ends.

General banking-other totaled $17.1 million for the first nine months of 2009 compared with $17.7 million for the same time period in 2008, a decrease of $564 thousand, or 3.2%.  General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  This decrease is primarily related to a decline in fees earned on bankcard products due to lower consumer usage.

Net revenues from mortgage banking, net were $22.3 million for the first nine months of 2009 compared with $22.1 million for the same time period in 2008.  As shown in the accompanying table, mortgage servicing income, net has increased $569 thousand, or 4.9%, when the first nine months of 2009 is compared with the same time period in 2008.  This increase coincides with growth in the balance of the mortgage servicing portfolio as well as an increase in mortgage production.  Loans serviced for others totaled $5.1 billion at September 30, 2009 compared with $5.0 billion at September 30, 2008.  Trustmark’s highly regarded mortgage banking reputation has enabled it to take advantage of competitive disruptions and expand market share.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Mortgage servicing income, net	$4,092	$4,002	$90	2.2%	$12,122	$11,553	$569	4.9%
Change in fair value-MSR from runoff	(1,608)	(2,152)	544	-25.3%	(7,348)	(6,885)	(463)	6.7%
Gain on sales of loans	4,081	1,875	2,206	n/m	17,017	5,495	11,522	n/m
Other, net	179	(179)	358	n/m	961	1,090	(129)	-11.8%
Mortgage banking income before hedge ineffectiveness	6,744	3,546	3,198	90.2%	22,752	11,253	11,499	n/m
Change in fair value-MSR from market changes	(9,344)	(903)	(8,441)	n/m	3,897	2,008	1,889	94.1%
Change in fair value of derivatives	11,471	1,680	9,791	n/m	(4,328)	8,826	(13,154)	n/m
Net positive (negative) hedge ineffectiveness	2,127	777	1,350	n/m	(431)	10,834	(11,265)	n/m
Mortgage banking, net	$8,871	$4,323	$4,548	n/m	$22,321	$22,087	$234	1.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Trustmark utilizes derivative instruments to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates. Changes in the fair value of the derivative instrument are recorded in mortgage banking income, net and are offset by the changes in the fair value of MSR, as shown in the accompanying table. MSR fair values represent the effect of present value decay and the effect of changes in interest rates. Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR asset attributable to market changes.  The impact of this strategy resulted in a net positive ineffectiveness of $2.1 million and $777 thousand for the quarters ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, the impact was a net negative ineffectiveness of $431 thousand and a net positive ineffectiveness of $10.8 million, respectively.  The accompanying table shows that the MSR value increased $3.9 million for the nine months ended September 30, 2009 due to an increase in mortgage rates.  Offsetting the MSR change is a $4.3 million decrease in the value of derivative instruments due to an increase in the 10-year Treasury note yields. The resulting $431 thousand negative ineffectiveness is a result of the spread contraction between primary mortgage rates and yields on the ten-year Treasury note offset by hedge income produced by a steep yield curve and option premium.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $17.0 million for the first nine months of 2009 compared with $5.5 million for the first nine months of 2008.  During for the first nine months of 2009, growth in the gain on sales of loans was attributed to an increase in secondary marketing loan sales of approximately $195.0 million coupled with a significant widening between the primary and secondary rate spreads.

Other income, net for the first nine months of 2009 was $3.8 million compared with $12.4 million for the first nine months of 2008.  This $8.5 million decrease is primarily due to Trustmark achieving, during the first nine months of 2008, a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million in insurance benefits resulting from insurance policies used to cover participants in Trustmark’s supplemental retirement plan.  Also during the first nine months of 2008, Trustmark converted and sold MasterCard Class A common stock.  MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert these shares and sold them through a liquidation program achieving a gain of $5.4 million.   Additionally, fees earned on sweep accounts decreased approximately $1.3 million during the first nine months of 2009 compared to the same time period in 2008 due to the current interest rate environment.

During the first nine months of 2009, Trustmark capitalized upon advantageous market conditions and sold approximately $183.1 million of primarily short-term mortgage-related securities.  This resulted in $5.4 million of securities gains, net for the first nine months of 2009 compared with $493 thousand for the first nine months of 2008.

Noninterest Expense
Trustmark’s noninterest expense for the first nine months of 2009 increased $20.4 million, or 9.6%, compared to the same time period in 2008.  For the three months ended September 30, 2009, noninterest expense was $79.2 million, an increase of $6.5 million when compared to the same time period in 2008.  The increases seen during the first nine months of 2009 were primarily attributable to higher FDIC deposit insurance premiums, the FDIC special assessment, growth in both loan expenses and real estate foreclosure expenses and accounted for over 95% of the change in noninterest expense when compared to the same time period in 2008.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Management remains committed to identifying additional reengineering and efficiency opportunities designed to enhance shareholder value.  The comparative components of noninterest expense are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Salaries and employee benefits	$42,629	$42,859	$(230)	-0.5%	$127,043	$129,214	$(2,171)	-1.7%
Services and fees	10,124	9,785	339	3.5%	30,373	28,741	1,632	5.7%
Net occupancy-premises	4,862	5,153	(291)	-5.6%	14,988	14,804	184	1.2%
Equipment expense	4,104	4,231	(127)	-3.0%	12,378	12,449	(71)	-0.6%
Other expense:
FDIC assessment expense	2,913	1,377	1,536	n/m	12,943	1,969	10,974	n/m
ORE/Foreclosure expense	5,870	1,146	4,724	n/m	9,233	1,697	7,536	n/m
Other expense	8,732	8,183	549	6.7%	25,654	23,300	2,354	10.1%
Total other expense	17,515	10,706	6,809	63.6%	47,830	26,966	20,864	77.4%
Total noninterest expense	$79,234	$72,734	$6,500	8.9%	$232,612	$212,174	$20,438	9.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As shown in the table above, salaries and employee benefits, the largest category of noninterest expense, were $127.0 million for the first nine months of 2009 compared to $129.2 million for the same time period in 2008, a decrease of $2.2 million, or 1.7%.  During the first nine months of 2009, salary expense increased approximately $341 thousand when compared with the same time period in 2008.  This increase primarily reflects general merit increases and higher performance-based incentive costs.  Trustmark’s ongoing human capital management initiatives resulted in a decrease of 73 FTE employees when September 30, 2009 is compared to September 30, 2008, which was primarily accomplished through attrition resulting from technology improvements.  Employee benefits expense for the first nine months of 2009 decreased by approximately $2.6 million when compared to the same time period in 2008 and is attributed to a curtailment gain of $1.9 million as a result of the freeze in benefits of the Capital Accumulation Plan and Trustmark's ongoing human capital management initiatives previously mentioned.

Services and fees for the first nine months of 2009 increased $1.6 million, or 5.7%, when compared with the first nine months of 2008.  The growth in services and fees expenses during the first nine months of 2009 is primarily the result of the Trustmark’s investment in a debit card rewards program implemented in 2008 and increases in both legal expenses and professional service fees.

The combined growth in net occupancy-premises expense and equipment expense for the first nine months of 2009 was $113 thousand, or 0.4%, compared with the same time period in 2008.  Growth in these expense categories can be attributed to a decrease in Trustmark’s rental income due to the loss of a significant lessee.

For the first nine months of 2009, other expenses increased $20.9 million, or 77.4%, compared with the same time period in 2008.  The growth in other expenses was the result of increases in FDIC insurance, loan expenses and real estate foreclosure expenses, which increased $19.8 million when compared to the same time period in 2008.  FDIC insurance expense increased due to growth in fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.  In September 2009, the FDIC proposed a rule which will require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The FDIC also proposed to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. If the rule is finalized as proposed, Trustmark expects to be required to pay approximately $39.4 million in prepaid risk-based assessments.

Segment Information
Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  Beginning in 2009, Management began making its strategic decisions about General Banking as a segment that also included the former Administration segment.  The decision to include the previously separate Administration segment within General Banking was based on the fact that the operations of the primary component of the Administration segment, Treasury, are solely dependent on the existence of the General Banking operations.  The decision to include the previously separate Administration segment within General Banking was also based on the fact that the vast majority of the resources in the other components of Administration (which comprise Executive Administration, Corporate Finance, and Human Resources) have historically primarily supported the General Banking segment.  For financial information by reportable segment, please see Note 15 – Segment Information in the accompanying notes to consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the three and nine month periods ended September 30, 2009 and 2008.

General Banking
Net interest income for the three and nine months ended September 30, 2009 increased $9.4 million, or 12.0%, and $34.0 million, or 14.9%, respectively, when compared to the same periods in 2008. General Banking expanded its net interest margin while in a falling rate environment when compared to the previous year. This was accomplished through disciplined deposit pricing due to a strong liquidity position, the purchase of fixed rate securities in 2008, and decreased funding costs. Also, prudent loan pricing, including required minimum loan rates, slowed erosion of loan yields. The combination of these factors resulted in a net interest margin-FTE of 4.28% during the third quarter of 2009, a 27 basis point increase when compared with the third quarter of 2008, while the net interest margin-FTE grew to 4.22% for the nine months ended September 30, 2009, up 27 basis points from the same period in 2008. For additional discussion on net interest income, see “Results of Operations” included elsewhere in Management’s Discussion and Analysis.

The provision for loan losses for the three and nine months ended September 30, 2009 totaled $15.7 million and $59.4 million compared to $14.5 million and $59.7 million, respectively when compared to the same periods in 2008.  See the analysis of “Allowance for Loan Losses” included elsewhere in Management’s Discussion and Analysis.

Noninterest income for the three and nine months ended September 30, 2009 increased $5.0 million, or 19.7%, and decreased $3.1 million, or 3.4%, respectively, when compared to the same periods in 2008.  The increase during the three months ended September 30, 2009 was primarily due to an increase in mortgage banking, net of $4.5 million and securities gains, net of $1.0 million.  The decrease during the nine months ended September 30, 2009 was primarily due to an increase in securities gains, net of $5.0 million offset by a decrease in other income, net resulting from the gain on the sale of MasterCard and Visa common stock of $6.4 million during 2008.  See the analysis of “Noninterest Income” included elsewhere in Management’s Discussion and Analysis.

Noninterest expense for the three and nine months ended September 30, 2009 increased $7.3 million, or 12.0%, and $22.4 million, or 12.6%, respectively, when compared to the same periods in 2008.  The increase during the three and nine months ended September 30, 2009 was primarily due to an increase in FDIC insurance of $1.5 million and $11.0 million, along with an increase of real estate foreclosure expenses of $4.7 million and $7.5 million, respectively.  See the analysis of “Noninterest Expense” included elsewhere in Management’s Discussion and Analysis.

Wealth Management
Noninterest income for the three and nine months ended September 30, 2009 decreased $1.5 million, or 20.8%, and $4.7 million, or 21.6%, respectively, when compared to the same periods in 2008.  The decreases are primarily the result of the historically low short-term interest rate environment that have negatively impacted money management fee income from money market funds and sweep arrangements as well as a reduction in assets under administration which were significantly impacted by declining stock market valuations.  In addition, revenues from brokerage services have also been negatively impacted by current market conditions.

Insurance
Noninterest income for the three and nine months ended September 30, 2009 decreased $1.3 million, or 14.4%, and $3.1 million, or 12.2%, respectively, when compared to the same periods in 2008.  The decreases are primarily the result of an overall decline in industry premium rates and carrier claims experience refunds.

Income Taxes
For the nine months ended September 30, 2009, Trustmark’s combined effective tax rate was 32.7% compared to 32.1% for the same time period in 2008.  The increase in Trustmark’s effective tax rate is due to immaterial changes in permanent items as a percentage of pretax income.

EARNING ASSETS

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements.  Earning assets totaled $8.399 billion, or 89.7% of total assets, at September 30, 2009, compared with $8.787 billion, or 89.7% of total assets, at December 31, 2008, a decrease of $387.2 million.

Securities
As of September 30, 2009, total investment securities were $1.771 billion, a decrease of $31.2 million when compared with December 31, 2008. This decrease resulted primarily from sales of Agency guaranteed mortgage-related securities as well as by maturities and paydowns partially offset by purchases throughout the period.  During the first nine months of 2009, Trustmark had proceeds from the sale of available for sale securities of approximately $188.5 million, generating a gain of approximately $5.4 million.

Management uses the securities portfolio as a tool to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering the duration of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of investment securities at relatively low levels. The weighted-average life is somewhat longer when compared to December 31, 2008 due to portfolio transactions during the period as well as a recent increase in interest rates - resulting in a decrease in expected principal runoff. As a result, the weighted-average life of the portfolio lengthened to 2.84 years at September 30, 2009 from 1.85 years at December 31, 2008.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  At September 30, 2009, AFS securities totaled $1.529 billion, which represented 86.3% of the securities portfolio, compared to $1.543 billion, or 85.6%, at December 31, 2008.  At September 30, 2009, unrealized gains, net on AFS securities totaled $56.7 million compared with unrealized gains, net of $29.8 million at December 31, 2008.  At September 30, 2009, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2009, HTM securities totaled $242.6 million and represented 13.7% of the total portfolio, compared with $259.6 million, or 14.4%, at December 31, 2008.

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

Securities Portfolio by Credit Rating (1)
($ in thousands)
	September 30, 2009
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,318,189	89.6%	$1,370,969	89.7%
Aa1 to Aa3	67,682	4.6%	68,628	4.5%
A1 to A3	18,784	1.3%	19,236	1.3%
Baa1 to Baa3	7,186	0.5%	7,350	0.5%
Not Rated (2)	60,100	4.0%	62,442	4.0%
Total securities available for sale	$1,471,941	100.0%	$1,528,625	100.0%

Securities Held to Maturity
AAA	$166,950	68.8%	$173,657	68.7%
Aa1 to Aa3	22,325	9.2%	24,236	9.6%
A1 to A3	18,121	7.5%	18,630	7.4%
Baa1 to Baa3	3,078	1.3%	3,160	1.3%
Not Rated (2)	32,129	13.2%	33,065	13.0%
Total securities held to maturity	$242,603	100.0%	$252,748	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2009, approximately 90% of the available for sale securities are rated AAA investment grade and the same is true with respect to 69% of held to maturity securities, which are carried at amortized cost.

Loans and Allowance for Loan Losses
Loans at September 30, 2009 totaled $6.382 billion compared to $6.722 billion at December 31, 2008, a decrease of $340.0 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and indirect consumer auto loans.  In addition, these loan classifications, as well as commercial and industrial loans, have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to Trustmark’s Florida market, which at September 30, 2009 had loans totaling $212.0 million; a decrease of $82.5 million from December 31, 2008.  The consumer loan portfolio decrease of $234.0 million primarily represents a decrease in the indirect consumer auto portfolio.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets, and this trend is expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve.

The table below shows the carrying value of the loan portfolio for the periods presented:

Loan Portfolio by Type	9/30/2009	12/31/2008	$ Change	% Change
($ in thousands)
Loans secured by real estate:
Construction, land development and other land loans	$872,367	$1,028,788	$(156,421)	-15.2%
Secured by 1-4 family residential properties	1,637,322	1,524,061	113,261	7.4%
Secured by nonfarm, nonresidential properties	1,472,147	1,422,658	49,489	3.5%
Other real estate secured	209,957	186,915	23,042	12.3%
Commercial and industrial loans	1,165,970	1,305,938	(139,968)	-10.7%
Consumer loans	661,075	895,046	(233,971)	-26.1%
Other loans	363,602	358,997	4,605	1.3%
Loans	6,382,440	6,722,403	(339,963)	-5.1%
Allowance for loan losses	(103,016)	(94,922)	(8,094)	8.5%
Net Loans	$6,279,424	$6,627,481	$(348,057)	-5.3%

The loan composition by region is reflected in the following table ($ in thousands).  The table reflects a diversified mix of loans by region.

	September 30, 2009
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$872,367	$211,974	$321,954	$61,780	$276,659
Secured by 1-4 family residential properties	1,637,322	92,088	1,345,249	167,852	32,133
Secured by nonfarm, nonresidential properties	1,472,147	182,548	830,698	215,714	243,187
Other real estate secured	209,957	12,891	168,679	9,869	18,518
Commercial and industrial loans	1,165,970	19,762	836,231	60,117	249,860
Consumer loans	661,075	2,276	619,645	29,362	9,792
Other loans	363,602	29,880	289,894	22,921	20,907
Loans	$6,382,440	$551,419	$4,412,350	$567,615	$851,056

Construction, Land Development and Other Land Loans by Region
Lots	$104,966	$63,645	$24,816	$4,535	$11,970
Development	199,194	28,376	77,320	11,129	82,369
Unimproved land	280,701	83,437	107,037	32,352	57,875
1-4 family construction	137,477	13,237	77,555	6,398	40,287
Other construction	150,029	23,279	35,226	7,366	84,158
Construction, land development and other land loans	$872,367	$211,974	$321,954	$61,780	$276,659

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At September 30, 2009, TNB held “alt A” mortgages with an aggregate principal balance of approximately $2.1 million (less than 0.05% of total loans secured by real estate at that date).  These “alt A” loans have been originated by TNB as an accommodation to certain TNB customers for whom TNB determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under TNB’s loan origination standards.  TNB does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to TNB’s financial condition or results of operations.

The allowance for loan losses totaled $103.0 million and $94.9 million at September 30, 2009 and December 31, 2008, respectively.  The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  Accordingly, the allowance is based upon both past events and current economic conditions.

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

At September 30, 2009, the allowance for loan losses was $103.0 million, an increase of $8.1 million when compared with December 31, 2008, primarily resulting from increased credit risk associated with growth in nonperforming loans during the first nine months of 2009.  Trustmark has not experienced any abnormal credit deterioration, excluding the Florida Panhandle where, after a decade of growth, the economy has declined as a result of overbuilding residential real estate.  Trustmark is actively engaged in the resolution of credit issues in the Florida Panhandle.  Total allowance coverage of nonperforming loans, excluding impaired loans of $51.1 million charged down to fair value of the underlying collateral less cost to sell, at September 30, 2009, was 117.9%, compared to 166.1% at December 31, 2008.

Trustmark’s allocation of its allowance for loan losses represents 2.08% of commercial loans and 0.76% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.61% at September 30, 2009.   This compares with an allowance to total loans of 1.41% at December 31, 2008, which was allocated to commercial loans at 1.79% and to consumer and mortgage loans at 0.72%.

Nonperforming assets totaled $210.2 million at September 30, 2009, an increase of $57.6 million relative to December 31, 2008.  Total nonaccrual loans increased $24.5 million during the first nine months of 2009 to $138.5 million, or 2.09% of total loans, due primarily to one commercial real estate credit in Mississippi and two commercial real estate credits in each of the Tennessee, Florida and Texas regions, which were reserved for or written-down to fair value of the underlying collateral less cost to sell.  Other real estate increased $33.1 million at September 30, 2009 compared to December 31, 2008, primarily due to construction, land development and other land properties in Florida; and three development projects in Mississippi and one in Texas being moved into other real estate.  During the first nine months of 2009, there was $6.2 million in other real estate valuation adjustment due to continual decline in residential real estate values.  Collectively, total nonperforming assets to total loans and other real estate at September 30, 2009 was 3.14% compared to 2.18% at December 31, 2008.  Managing credit risks resulting from current real estate market conditions continues to be a primary focus of Management.

Nonperforming Assets
($ in thousands)
	September 30, 2009	December 31, 2008
Nonaccrual loans
Florida	$72,063	$75,092
Mississippi (1)	28,470	18,703
Tennessee (2)	11,481	3,638
Texas	26,490	16,605
Total nonaccrual loans	138,504	114,038
Other real estate
Florida	34,030	21,265
Mississippi (1)	22,932	6,113
Tennessee (2)	9,809	8,862
Texas	4,918	2,326
Total other real estate	71,689	38,566
Total nonperforming assets	$210,193	$152,604

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark continues to conduct extensive reviews of the construction and land development portfolio of its Florida Panhandle market and devote significant resources to managing credit risks resulting from the slowdown in residential real estate.   Over the last 24 months, the Florida construction and land development portfolio has been reduced by $171.5 million, or 45%, to $212.0 million.  At September 30, 2009, Florida nonimpaired construction and land development loans totaled $177.1 million with an associated reserve for loan loss of $22.2 million, or 12.5%.

As seen in the table below, approximately $91.2 million in construction, land development, and other loans have been classified and reserved for at appropriate levels, including $34.9 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  At September 30, 2009, Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

Florida Credit Quality
September 30, 2009
($ in thousands)

				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$63,645	$26,047	$-	$12,152	$11,436	$2,459
Development	28,376	17,883	-	5,033	702	12,148
Unimproved land	83,437	49,261	18,980	10,945	3,891	15,445
1-4 family construction	13,237	4,726	-	1,767	244	2,715
Other construction	23,279	15,051	2,745	9,665	497	2,144
Construction, land development and other land loans	211,974	112,968	21,725	39,562	16,770	34,911
Commercial, commercial real estate and consumer	339,445	69,292	18,964	29,946	12,080	8,302

Total Florida loans	$551,419	$182,260	$40,689	$69,508	$28,850	$43,213

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of NonImpaired Loans
Construction, land development and other land loans:
Lots	$61,186	$7,361	12.03%
Development	16,228	2,237	13.78%
Unimproved land	67,992	9,066	13.33%
1-4 family construction	10,522	374	3.55%
Other construction	21,135	3,122	14.77%
Construction, land development and other land loans	177,063	22,160	12.52%
Commercial, commercial real estate and consumer	331,143	7,027	2.12%

Total Florida loans	$508,206	$29,187	5.74%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
(4)
All nonaccrual loans over $1 million are individually assessed for impairment.  Impaired loans have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values, normally from recently received and reviewed appraisals.  Appraised values are adjusted down for costs associated with asset disposal.  When a loan is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s fair value of the underlying collateral less cost to sell is charged off.

Trustmark’s total net charge-offs were $14.5 million during the third quarter of 2009, primarily consisting of Mississippi net charge-offs of $9.6 million, which represented 66.4% of total net charge-offs.  The Mississippi totals included a significant commercial real estate charge-off of $4.3 million, which represented 44.8% of this region’s net charge-offs for the third quarter of 2009.  For the nine months ended September 30, 2009, Trustmark’s total net charge-offs were $51.3 million including Florida net charge-offs of $28.2 million, which represented 55% of total net charge-offs.

Net Charge-Offs
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Florida	$131	$3,779	$28,231	$35,531
Mississippi (1)	9,629	4,515	16,351	10,303
Tennessee (2)	872	1,291	2,554	1,525
Texas	3,873	576	4,173	1,332
Total net charge-offs	$14,505	$10,161	$51,309	$48,691

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

Other Earning Assets
Federal funds sold and securities purchased under reverse repurchase agreements were $8.6 million at September 30, 2009, a decrease of $14.9 million when compared with December 31, 2008.  Trustmark utilizes these products as a product offering for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $6.870 billion at September 30, 2009 compared with $6.824 billion at December 31, 2008, an increase of $46.6 million.  Growth in deposits is due to an increase in interest-bearing deposits of $49.3 million offset by a decrease in noninterest-bearing deposits of $2.7 million.

Trustmark uses short-term borrowings and long-term FHLB advances to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, the treasury tax and loan note option account and FRB Term Auction Facility (TAF) borrowings.  Short-term borrowings totaled $960.2 million at September 30, 2009, a decrease of $581.9 million, when compared with $1.542 billion at December 31, 2008.  The decrease in short-term borrowings is primarily due to decreases in federal funds purchased and securities sold under repurchase agreements of $166.1 million and short-term FHLB advances of $375.0 million.  Long-term FHLB advances totaled $75.0 million at September 30, 2009.

LEGAL ENVIRONMENT

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group.  Plaintiffs have demanded a jury trial.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  The lawsuit is in its preliminary stage and has been previously reported in the press.  Trustmark believes that the lawsuit is entirely without merit and intends to defend vigorously against it.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages. The cases are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. In recent years, the legal environment in Mississippi has been considered by many to be adverse to business interests, with regards to the overall treatment of tort and contract litigation as well as the award of punitive damages. However, tort reform legislation that became effective during recent years may reduce the likelihood of unexpected, sizable awards. At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that the final resolution of pending legal proceedings will not have a material impact on Trustmark’s consolidated financial position or results of operations; however, Management is unable to estimate a range of potential loss on these matters because of the nature of the legal environment in states where Trustmark conducts business.

OFF-BALANCE SHEET ARRANGEMENTS

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2009 and 2008, Trustmark had commitments to extend credit of $1.7 billion and $1.8 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At September 30, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $179.2 million and $182.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

CAPITAL RESOURCES

At September 30, 2009, Trustmark’s total shareholders’ equity was $1.221 billion, an increase of $42.9 million from its level at December 31, 2008.  During the first nine months of 2009, shareholders’ equity increased primarily as a result of net income of $68.6 million and a $17.8 million decrease in accumulated other comprehensive loss, which was partially offset by common dividends paid of $40.0 million and preferred dividends of $7.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to maintain sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

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

The Senior Preferred stock qualifies as Tier 1 capital for regulatory capital purposes.  Excluding the $215.0 million in Senior Preferred stock issued under the Capital Purchase Program, Trustmark’s total risk-based capital ratio is an estimated 12.80% exceeding guidelines to be classified as well-capitalized at September 30, 2009.

Regulatory Capital
Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of September 30, 2009, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2009.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2009, which Management believes have affected TNB’s present classification as well-capitalized.

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

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At September 30, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,113,733	16.09%	$553,913	8.00%	n/a	n/a
Trustmark National Bank	1,073,756	15.68%	547,747	8.00%	$684,684	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$977,215	14.11%	$276,956	4.00%	n/a	n/a
Trustmark National Bank	938,213	13.70%	273,874	4.00%	$410,810	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$977,215	10.70%	$273,881	3.00%	n/a	n/a
Trustmark National Bank	938,213	10.42%	270,136	3.00%	$450,227	5.00%

Dividends
Dividends per common share for the nine months ended September 30, 2009 and 2008 were $0.69.  Trustmark’s indicated dividend for 2009 is $0.92 per common share which is the same as dividends per common share in 2008.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.005 billion for the third quarter of 2009 and represented approximately 74.2% of average liabilities and shareholders’ equity when compared to average deposits of $7.146 billion which represented 74.4% of average liabilities and shareholders’ equity for the second quarter of 2009.

At September 30, 2009, Trustmark had $469.5 million of upstream Federal funds purchased, compared to $616.0 million at December 31, 2008.  Trustmark maintains adequate Federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark had one short-term FHLB advance outstanding at September 30, 2009, in the amount of $75.0 million, compared with $450.0 million in short-term advances outstanding at December 31, 2008.  Trustmark maintained one long-term FHLB advance in the amount of $75.0 million at September 30, 2009.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.858 billion at September 30, 2009, compared to $1.382 billion at December 31, 2008.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2009, brokered sweep MMDA deposits totaled $58.5 million compared to $105.7 million at December 31, 2008.  At September 30, 2009 and December 31, 2008, Trustmark had no outstanding brokered certificates of deposit.

In the fourth quarter of 2008, Trustmark began borrowing under the Federal Reserve Bank’s new TAF program.  This temporary program was implemented to help relieve the stress in the short-term financial markets.  At September 30, 2009, Trustmark’s TAF borrowings were $125.0 million, compared to $200.0 million at December 31, 2008.  Under the program, banks are allowed to bid at auction on term Federal funds offered by the Federal Reserve Bank.  All TAF borrowings are required to be collateralized by assets pledged to the Discount Window.

As of September 30, 2009, Trustmark’s overnight borrowing capacity totaled $803.9 million.  Alternatively, at September 30, 2009, Trustmark had additional TAF capacity ranging from $603.0 million to $803.9 million depending on term compared to additional TAF capacity ranging from $518.3 million to $691.0 million at December 31, 2008.  The increase in borrowing capacity at September 30, 2009, was due primarily to the additional pledging of Trustmark’s C&I loan portfolio to the Discount Window.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At September 30, 2009, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e. Eurodollars) as an additional source of funding.  At September 30, 2009, Trustmark had $38.4 million in Eurodollar deposits outstanding.

The Board of Directors currently has the remaining authority to issue up to 19.8 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes subject, for so long as the Senior Preferred Stock is outstanding, to restrictions in the certificate of designations of the Senior Preferred Stock on the issuance of certain other types of preferred shares.   At September 30, 2009, 215,000 shares of Senior Preferred Stock have been issued to the Treasury.  For further information regarding Trustmark’s issuance of Senior Preferred stock, please refer to the section captioned “Capital Resources” found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $299.0 million at September 30, 2009, with a negative valuation adjustment of $1.1 million, compared to $583.4 million, with a negative valuation adjustment of $1.2 million as of December 31, 2008.

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that attempts to offset the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  During the third quarter of 2009, the impact of implementing this strategy resulted in a net positive ineffectiveness of $2.1 million compared with a net positive ineffectiveness from hedging of $777 thousand during the same time period in 2008.

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

Based on the results of the simulation models using static balances at September 30, 2009, it is estimated that net interest income would decrease 1.5% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At September 30, 2008, the results of the simulation models using static balances indicated that net interest income may decrease 2.8% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at September 30, 2009, it is estimated net interest income may decrease by 2.2% compared to an increase of 0.6% at September 30, 2008.  Due to the historically low interest rate environment at September 30, 2009, the impact of a 200 basis point drop scenario was not calculated.

The interest rate exposure analysis table below summarizes the effect various rate shift scenarios would have on net interest income:

	Estimated Annual % Change
	in Net Interest Income
	9/30/2009	9/30/2008
Change in Interest Rates
+200 basis points	-1.5%	-2.8%
+100 basis points	-1.3%	-1.2%
-100 basis points	-2.2%	0.6%

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements which is referred to as net portfolio value. As of September 30, 2009, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 1.9%, while an instantaneous 100 basis point decrease in interest rates produced a decrease in net portfolio value of 2.1%.  In comparison, the models indicated a net portfolio value decrease of 6.5% as of September 30, 2008, had interest rates moved up instantaneously 200 basis points, and an increase of 0.5%, had an instantaneous 200 basis points decrease in interest rates occurred.  Due to the historically low interest rate environment at September 30, 2009, the impact of a 200 basis point drop scenario was not calculated.  The following economic value-at-risk table summarizes the effect that various rate shifts would have on net portfolio value:

	Estimated % Change
	in Net Portfolio Value
	9/30/2009	9/30/2008
Change in Interest Rates
+200 basis points	1.9%	-6.5%
+100 basis points	2.1%	-2.9%
-100 basis points	-2.1%	1.2%

AUTHORITATIVE ACCOUNTING GUIDANCE

Accounting Standards Adopted in 2009
FASB ASC Topic 855, “Subsequent Events.”  Accounting guidance under FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC Topic 855 became effective for Trustmark’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Accounting guidance under FASB ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This accounting guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This accounting guidance also amended prior guidance to expand certain disclosure requirements. Trustmark adopted the accounting guidance under FASB ASC Topic 855 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under FASB ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under FASB ASC Topic 820 will be effective for Trustmark’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  Accounting guidance under FASB ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the accounting guidance of FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  Trustmark adopted the accounting guidance of FASB ASC Topic 320 during the second quarter of 2009 which did not significantly impact Trustmark’s financial statements.

FASB ASC Topic 825, “Financial Instruments.”  Accounting guidance under FASB ASC Topic 825  requires an entity to provide disclosures about the fair value of financial instruments in interim financial statements and amends prior guidance to require those disclosures in summarized financial statements at interim reporting periods.  Trustmark adopted the accounting guidance of FASB ASC Topic 825 during the second quarter of 2009.  The new interim disclosures required by this accounting guidance are included in Trustmark’s interim financial statements in Note 13 – Fair Value.

FASB ASC Topic 260, “Earnings Per Share.” Accounting guidance under FASB ASC Topic 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FASB ASC Topic 260 became effective for Trustmark on January 1, 2009.  See Note 9 – Earnings Per Share for additional information on Trustmark’s adoption of  this accounting guidance.

FASB ASC Topic 815, “Derivatives and Hedging.”  Accounting guidance under FASB ASC Topic 815 amends prior guidance and expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. FASB ASC Topic 815 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 14 - Derivative Financial Instruments.

FASB ASC Topic 810, “Consolidation.”  Accounting guidance under FASB ASC Topic 810 amended prior guidance to establish  accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of that subsidiary.  Under FASB ASC Topic 810, a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, FASB ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The new authoritative accounting guidance under FASB ASC Topic 810 became effective on January 1, 2009 and did not impact Trustmark’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under FASB ASC Topic 805, “Business Combinations,” became applicable to Trustmark’s accounting for business combinations closing on or after January 1, 2009. FASB ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. FASB ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. FASB ASC Topic 805 requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB ASC Topic 450, “Contingencies.” Under FASB ASC Topic 805, the requirements of FASB ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of FASB ASC Topic 450, “Contingencies.”

Accounting Guidance Effective After September 30, 2009
Other new accounting guidance issued but not effective until after September 30, 2009 include the following:

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. SFAS No. 167 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 amends ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 715, “Compensation – Retirement Benefits.”   Accounting guidance under FASB ASC Topic 715 provides guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance shall be provided for fiscal years ending after December 15, 2009.  Management is currently evaluating the impact that FASB ASC Topic 715 will have on Trustmark’s consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, Trustmark National Bank (TNB), has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group.  Plaintiffs have demanded a jury trial.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  The lawsuit is in its preliminary stage and has been previously reported in the press.  Trustmark believes that the lawsuit is entirely without merit and intends to defend vigorously against it.

There were no other material developments for the quarter ended September 30, 2009.

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K/A for its fiscal year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not repurchase any common shares during the first nine months of 2009 and currently has no authorization from the Board of Directors to repurchase its common stock.

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-x	Form of Time-Based TARP-Compliant Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan).
10-y	Form of Performance-Based TARP-Compliant Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan.)
31-a	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President & Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	November 9, 2009	DATE:	November 9, 2009