Form 10-K
period 2009-12-31
TRUSTMARK CORP
filed 2010-02-25
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐          No ☒

Based on the closing sales price at June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $918 million.

As of January 29, 2010, there were issued and outstanding 63,694,189 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Trustmark’s 2010 Annual Meeting of Shareholders to be held May 11, 2010 are incorporated by reference to Part III of the Form 10-K report.

TRUSTMARK CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2009, TNB had total assets of $9.4 billion, which represents over 98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,524 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

Trustmark National Bank

Commercial Banking – TNB provides a full range of commercial banking services to corporations and other business customers.  Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development.  TNB also provides deposit services, including checking, savings and money market accounts and certificates of deposit as well as treasury management services.

Consumer Banking – TNB provides banking services to consumers, including checking, savings, and money market accounts as well as certificates of deposit and individual retirement accounts.  In addition, TNB provides consumer customers with installment and real estate loans and lines of credit.

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At December 31, 2009, TNB’s mortgage loan portfolio totaled approximately $1.0 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.2 billion.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by Trustmark Risk Management, Inc. (TRMI).  TRMI engages in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At December 31, 2009, assets under management and administration totaled $7.2 billion.

Insurance – TNB provides a competitive array of insurance solutions for business and individual risk management needs. Business insurance offerings include services and specialized products for medical professionals, construction, manufacturing, hospitality, real estate and group life and health plans.  Individual customers are also provided life and health insurance, and personal line policies.  TNB provides these services through The Bottrell Insurance Agency, Inc. (Bottrell), which is based in Jackson, Mississippi, and Fisher-Brown, Incorporated (Fisher-Brown), headquartered in Pensacola, Florida.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At December 31, 2009, Somerville had total assets of $187 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s 2006 acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

Strategy

Trustmark seeks to be a premier diversified financial services company in its markets, providing a broad range of banking, wealth management and insurance solutions to its customers.  Trustmark’s products and services are designed to strengthen and expand customer relationships and enhance the organization’s competitive advantages in its markets, as well as to provide cross-selling opportunities that will enable Trustmark to continue to diversify its revenue and earnings streams.  Much of the growth in Trustmark’s total revenues has been derived from organic growth of existing lines of business. For example, the development of Trustmark’s business has been enhanced by its 2006 acquisition of Houston-based Republic Bancshares of Texas, Inc., which expanded Trustmark’s penetration of the Houston banking market.

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue growth over the past five years.

Summary Information
($ in thousands)
December 31,	2009	2008	2007	2006	2005
Securities	$1,917,380	$1,802,470	$717,441	$1,050,515	$1,295,784
Total securities growth (decline)	$114,910	$1,085,029	$(333,074)	$(245,269)	$(359,837)
Total securities growth (decline)	6.38%	151.24%	-31.71%	-18.93%	-21.73%

Loans	$6,319,797	$6,722,403	$7,040,792	$6,563,153	$5,913,343
Total loans (decline) growth	$(402,606)	$(318,389)	$477,639	$649,810	$567,559
Total loans (decline) growth	-5.99%	-4.52%	7.28%	10.99%	10.62%

Assets	$9,526,018	$9,790,909	$8,966,802	$8,840,970	$8,389,750
Total assets (decline) growth	$(264,891)	$824,107	$125,832	$451,220	$336,793
Total assets (decline) growth	-2.71%	9.19%	1.42%	5.38%	4.18%

Deposits	$7,188,465	$6,823,870	$6,869,272	$6,976,164	$6,282,814
Total deposits growth (decline)	$364,595	$(45,402)	$(106,892)	$693,350	$832,721
Total deposits growth (decline)	5.34%	-0.66%	-1.53%	11.04%	15.28%

Equity	$1,110,060	$1,178,466	$919,636	$891,335	$741,463
Total equity (decline) growth	$(68,406)	$258,830	$28,301	$149,872	$(8,933)
Total equity (decline) growth	-5.80%	28.14%	3.18%	20.21%	-1.19%

Years Ended December 31,
Revenue *	$522,451	$496,418	$463,230	$435,699	$419,548
Total revenue growth	$26,033	$33,188	$27,531	$16,151	$19,903
Total revenue growth	5.24%	7.16%	6.32%	3.85%	4.98%

*  - Revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Items 6 and 7 of this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenues for each of the geographic regions in which it operates at and for the year ended December 31, 2009 ($ in thousands):

	Loans		Deposits		Revenue (3)
	Amount	%	Amount	%	Amount	%
Mississippi (1)	$4,425,413	70.0%	$5,421,597	75.4%	$426,923	81.7%
Tennessee (2)	562,700	8.9%	1,033,011	14.4%	38,239	7.3%
Florida	523,654	8.3%	203,001	2.8%	26,238	5.0%
Texas	808,030	12.8%	530,856	7.4%	31,051	6.0%
Total	$6,319,797	100.0%	$7,188,465	100.0%	$522,451	100.0%

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region
(3) - Revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2009, Trustmark operated through three operating segments -- General Banking, Insurance and Wealth Management.  (See Note 19 to the accompanying audited financial statements).  The table below presents segment data regarding net interest income (expense), noninterest income, net income and average assets for each segment for the last three years ($ in thousands):

	Years ended December 31,
	2009	2008	2007
General Banking
Net interest income	$349,790	$314,860	$296,761
Noninterest income	116,335	116,141	100,440
Net income	84,313	79,471	94,837
Average assets	9,406,775	9,012,458	8,733,634

Insurance
Net interest income (expense)	$296	$224	$(3)
Noninterest income	29,099	32,544	35,574
Net income	4,248	5,377	6,908
Average assets	17,751	20,489	21,670

Wealth Management
Net interest income	$4,123	$4,076	$4,025
Noninterest income	22,808	28,573	26,433
Net income	4,486	7,569	6,850
Average assets	95,916	98,240	90,533

For information on Trustmark’s Segments, please see Results of Segment Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 - Segment Information included in Item 8 - Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Current Economic Recession

The economic recession continued to impact Trustmark’s consolidated financial statements in 2009.  Loans declined by $402.6 million during 2009, reflecting decreased demand from large commercial customers as well as from the Corporation’s efforts to reduce exposure to construction and land development lending and the decision to discontinue indirect auto lending in 2008.  Reflecting the recessionary economic environment, nonperforming assets increased by $79 million to $231.3 million, representing 3.48% of loans and other real estate at December 31, 2009.  Net charge offs in 2009 totaled $68.4 million or 1.01% of average loans, while the provision for loan losses increased to $77.1 million.  The increase in each of these metrics is principally attributable to commercial developments of residential real estate conditions, principally in Trustmark’s Florida market.

To address the downturn in the Florida real estate market, Trustmark established a dedicated problem asset working group in early 2008.  This group is composed of experienced lenders and is charged with managing problem assets in the Florida Market.  In addition, a special committee of executive management was formed to provide guidance and monitor the resolutions of problem assets. Aside from these new processes, Trustmark conducts quarterly reviews and assessments of all criticized loans in all its markets.

These comprehensive assessments, which long pre-date the current economic recession, include the formulation of action plans and updates of recent developments on all criticized loans.  Managing credit risks and real estate market conditions during this recession continues to be a primary focus for Trustmark.

In 2008, Trustmark dedicated staff to seek to mitigate foreclosure of primary residences on borrowers that are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff were added to accommodate loss mitigation activity.  Trustmark continues to utilize personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation.  In some cases, Trustmark may make deferred payment arrangements with such borrowers on a short-term basis.  Likewise, Trustmark is following the Fannie Mae, Freddie Mac and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.

Loan modifications made to date have substantially all occurred on loans serviced for outside investors.  During 2010, Trustmark established an in-house mortgage modification program.  The program is focused on extending loan maturities, which results in a reduced payment for those customers meeting program criteria.  Based upon Trustmark's portfolio composite, a limited demand for this program is anticipated. As for new loan originations, Trustmark follows, in substantially all situations, the underwriting standards of the government agencies.  As those agencies have revised standards on new originations, so has Trustmark.

Total deposits at December 31, 2009 of $7.188 billion reflected a 5.3% increase from $6.824 billion at December 31, 2008.  This growth in deposits is comprised of an increase in both noninterest-bearing and interest-bearing deposits of $189.0 million and $175.6 million, respectively.  The increase in noninterest-bearing deposits can be primarily attributed to normal fluctuations in business Demand Deposit Accounts (DDA) balances as well as a “flight to quality” from depositors, especially large corporate depositors, to the unlimited deposit insurance of FDIC Transaction Account Guaranteed qualified accounts.  Increases in interest-bearing deposits resulted primarily from growth in balances held by public entities and individuals.

In November 2008, Trustmark participated in the Troubled Asset Relief Program (TARP)-Capital Purchase Program (CPP) sponsored by the U. S. Treasury (Treasury) to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending, maintain its competitive advantage over less well-capitalized competitors, support its foreclosure mitigation programs and support its general operations. On December 7, 2009, Trustmark completed the issuance of 6,216,216 shares of common stock in an underwritten public offering yielding net proceeds of $109.3 million.  Following discussions with its federal regulators and utilizing the funding provided by the common stock offering, Trustmark redeemed all the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (Senior Preferred Stock) from the Treasury on December 9, 2009.  The amount paid by Trustmark to redeem the Senior Preferred Stock consisted of $215.0 million, which was equivalent to both the original issuance price and the liquidation value of the Senior Preferred Stock, plus final accrued dividends of $716.7 thousand.  As a result of the redemption, Trustmark incurred a one-time, non-cash charge of $8.2 million to net income available to common shareholders for the unaccreted discount recorded at the date of the issuance of the Senior Preferred Stock.  In addition, on December 30, 2009 Trustmark repurchased the ten-year warrant (the Warrant) from the Treasury for its fair value of $10.0 million.

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

The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2009.

Market	Deposit Market Share
Mississippi	13.38%
Texas	0.12%
Tennessee	0.25%
Florida	0.05%

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

Trustmark’s insurance subsidiaries face competition from local, regional and national insurance companies, independent insurance agencies as well as from other financial institutions offering insurance products.

Trustmark’s ability to compete effectively is a result of being able to provide customers with desired products and services in a convenient and cost effective manner.  Customers for commercial, consumer and mortgage banking as well as wealth management and insurance services are influenced by convenience, quality of service, personal contacts, availability of products and services and related pricing.  Trustmark continually reviews its products, locations, alternative delivery channels, and pricing strategies to maintain and enhance its competitive position.  While Trustmark’s position varies by market, Management believes it can compete effectively as a result of local market knowledge and awareness of customer needs.

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

In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking.  Trustmark is also subject to regulation by the State of Mississippi under its general business corporation laws. In addition to the impact of regulation, Trustmark and its subsidiaries may be affected by legislation that can change banking statutes in substantial and unexpected ways and by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Trustmark is also under the jurisdiction of the SEC for matters relating to the offering, sale and trading of its securities.  Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

Trustmark is also subject to extensive regulations aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Treasury has issued a number of implementing regulations to financial institutions that apply to various requirements of the USA Patriot Act.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

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

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively.  At December 31, 2009, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 12.61% and 14.58% of its total risk-weighted assets, respectively.  At December 31, 2009, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 12.21% and 14.16% of its total risk-weighted assets, respectively.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio.  For TNB to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%.  At December 31, 2009, the leverage ratios for Trustmark and TNB were 9.74% and 9.45%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The Federal Deposit Insurance Act, as amended, (FDIA), identifies five capital categories for insured depository institutions.  These include well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  FDIA requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2009, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  In addition, FDIA requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (Basel II) and in December 2007, U.S. banking regulators published a final Basel II rule. The Basel II guidelines became operational in April 2008, but are mandatory only for banks with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting any time between April 1, 2008 and April 1, 2010 followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. The U.S. banking regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. The Basel II requirements are the subject of political debate and potential change in light of recent events. Trustmark and TNB are not required to comply with Basel II at this time due to its asset size and lack of on-balance sheet foreign exposure.

Somerville, which is not a significant subsidiary as defined by the SEC and thus is not discussed in detail in this section, was also in compliance with all applicable capital adequacy guidelines at December 31, 2009.

Payment of Dividends and Other Restrictions

The principal source of Trustmark’s cash revenues is dividends from TNB. There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2010 approximately $57.2 million plus its net income for that year to pay as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (the CAMELS component rating). For Risk Category I institutions (generally those institutions with less than $10 billion in assets), including Trustmark National Bank, assessment rates are determined from a combination of financial ratios and CAMELS component ratings. The minimum annualized assessment rate for Risk Category I institutions during 2009 was 12 basis points per $100 of deposits with the maximum rate being 16 basis points. Assessment rates for institutions in Risk Category I may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

In 2009, TNB’s expenses related to deposit insurance premiums totaled $14.7 million, which reflects the impact of both increased assessment rates as well as a five basis point special assessment.  In addition, TNB also paid approximately $711 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent. The bonds issued by the FICO are due to mature from 2017 through 2019. For the quarter ended December 31, 2009, the FICO assessment was equal to 1.06 basis points per $100 of deposits.  Somerville’s total FDIC expenses for 2009 totaled $367 thousand.

On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008 (EESA), the basic limit on federal deposit insurance coverage was increased from $100,000 to $250,000 per depositor. The EESA, as amended by the Helping Families Save Their Homes Act of 2009, provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013, except for IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP), which was designed to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of certain newly-issued unsecured debt (the Debt Guarantee Program) and a temporary unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not covered by the federal deposit insurance coverage limit of $250,000 (the Transaction Account Guarantee Program). Under the Debt Guarantee Program, the FDIC guarantees, with certain limitations, newly issued senior unsecured debt with a term greater than 30 days of eligible participating entities. Under the Transaction Account Guarantee Program, the FDIC guarantees noninterest-bearing transaction accounts, as well as Negotiable Order of Withdrawal, or NOW, accounts with interest rates of 50 basis points or less. Trustmark and its banking subsidiaries opted to participate in both programs, but incurred no additional assessment for the Debt Guarantee Program since it currently has no qualifying debt outstanding. Participants in the Transaction Account Guarantee Program, including Trustmark, paid an assessment of 10 basis points for covered deposits exceeding $250,000. The Debt Guarantee Program expired on October 31, 2009, although the FDIC established a limited emergency guarantee facility that is available to entities that apply to and receive prior approval from the FDIC. The FDIC extended the Transaction Account Guarantee Program (which had originally been set to expire on December 31, 2009) to June 30, 2010 and increased the assessment rate to 15, 20 or 25 basis points, depending on the institution’s risk category. The assessment rate applicable to Trustmark for participation in the Transaction Account Guarantee Program from December 31, 2009 to June 30, 2010 will be 15 basis points, based on Trustmark’s inclusion in Risk Category I.

The FDIC has stated its intention, as part of a proposed plan to restore the DIF following significant decreases in its reserves, to increase deposit insurance assessments. On January 1, 2009, the FDIC increased its assessment rates and has since imposed further rate increases and changes to the current risk-based assessment system. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets less Tier 1 capital as of June 30, 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Trustmark’s prepaid assessment amount was approximately $39.1 million and was collected by the FDIC on December 30, 2009.

Recent Regulatory Developments

In November 2009, the Federal Reserve Board adopted final rules that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debt card transactions, unless the consumer consents to the overdraft service for those products.  This change will reduce the fees that Trustmark is able to charge when customers have insufficient funds in an account.  Trustmark estimates that this charge, which becomes effective on July 1, 2010, may reduce noninterest income by approximately $5 million to $7 million for the year ending December 31, 2010.

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

Employees

At December 31, 2009, Trustmark employed 2,524 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be good.

Executive Officers of the Registrant

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Richard G. Hickson, 65
Trustmark Corporation
Chairman, President and Chief Executive Officer since April 2002
Trustmark National Bank
Chairman and Chief Executive Officer since April 2002

Gerard R. Host, 55
Trustmark Corporation
Interim Principal Financial Officer from November 2006 to January 2007
Trustmark National Bank
President and Chief Operating Officer since March 2008
President – General Banking from February 2004 to March 2008

Louis E. Greer, 55
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Chief Accounting Officer from January 2003 to January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007
Senior Vice President and Chief Accounting Officer from February 2004 to February 2007

T. Harris Collier III, 61
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 51
Trustmark National Bank
Executive Vice President and Corporate Banking Manager since September 2008
President – Central Region from February 2007 to September 2008
President – Wealth Management Division from August 2003 to February 2007

George C. Gunn, 58
Trustmark National Bank
Executive Vice President and Real Estate Banking Manager since September 2008
Executive Vice President and Corporate Banking Manager from February 2004 to September 2008

Glynn Ingram, 58
Trustmark National Bank
Executive Vice President and Chief Information Officer since September 2008
Senior Vice President and Chief Information Officer from December 2007 to September 2008
Chief Information Officer from December 2006 to December 2007
Saks Incorporated
Vice President – Telecommunications from July 2001 to December 2006

James M. Outlaw, Jr., 56
Trustmark National Bank
President and Chief Operating Officer – Texas since August 2006
Executive Vice President and Chief Information Officer from September 1999 to August 2006

W. Arthur Stevens, 45
Trustmark National Bank
President – Mississippi Region since September 2008
President – South Region from February 2005 to September 2008
Senior Vice President and Manager of Retail Administration from February 2003 to February 2005

Breck W. Tyler, 51
Trustmark National Bank
Executive Vice President and Mortgage Services Manager since June 2006
Senior Vice President and Mortgage Services Manager from September 1999 to June 2006

Rebecca N. Vaughn-Furlow, 65
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006
Senior Vice President and Human Resources Director from February 1999 to June 2006

Harry M. Walker, 59
Trustmark National Bank
President – Jackson Metro since February 2004

Chester A. (Buddy) Wood, Jr., 61
Trustmark National Bank
Executive Vice President and Chief Risk Officer since February 2007
Senior Vice President and Treasurer from January 2005 to February 2007

C. Scott Woods, 53
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

Trustmark’s largest source of revenue (net interest income) is subject to interest rate risk.

Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  For the year ended December 31, 2009, Trustmark’s total interest income was $442.1 million while net interest income was approximately $354.2 million.  Trustmark’s simulation model using balances at December 31, 2009 estimated that in the event of a 200 basis point increase in interest rates, there would be a reduction in net interest income of 3.2%.  Net interest income is Trustmark’s largest revenue source, and it is important to understand how Trustmark is subject to interest rate risk.

●
In general, for a given change in interest rates, the amount of the change in value (positive or negative) is larger for assets and liabilities with longer remaining maturities.  The shape of the yield curve may affect new loan yields, funding costs and investment income differently.

●
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

●
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

●	Trustmark may face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

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

Trustmark utilizes derivative contracts to hedge Mortgage Servicing Rights (MSR) in order to offset changes in fair value resulting from rapidly changing interest rate environments.  In spite of Trustmark’s due diligence in regard to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective, which could adversely affect results of operations.  Risks associated with these strategies include the risk that counterparties in any such derivative and other hedging transactions may not perform; the risk that these hedging strategies rely on Management’s assumptions and projections regarding these assets and general market factors, including prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, and that these assumptions and projections may prove to be incorrect; the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates, prepayment speeds or other forecasted inputs to the hedging model; and, the risk that the models used to forecast the effectiveness of hedging instruments may project expectations that differ from actual results.

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

The capital and credit markets have been experiencing volatility and disruption during the last two years. Issues in the housing market over the past year, with anemic improvement in home prices, along with prolonged losses of jobs continuing to add uncertainty to the employment outlook, have negatively impacted the credit performance of loans and resulted in writedowns of asset values by financial institutions, including Trustmark.  For example, in Trustmark’s Florida market, which is the market in which Trustmark has experienced the greatest impact from the economic recession, at December 31, 2009, approximately $190.3 million in aggregate principal amount of loans, or approximately 36.3% of total Florida loans of approximately $523.7 million, were classified as criticized, meaning that those loans exhibit potential credit weaknesses.  Of those loans, approximately $45.3 million in aggregate principal amount of loans were classified as “impaired,” meaning that they are collateral dependent, and that Trustmark charges off the full difference between the loan value and the net realizable value of the underlying collateral.  For Trustmark, the amount of nonaccrual loans rose by approximately 23.8% from December 31, 2008 to approximately $141.2 million at December 31, 2009.  At December 31, 2009, Trustmark’s total nonperforming assets amounted to approximately $231.3 million, an increase of approximately 51.5% over total nonperforming assets at December 31, 2008.

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

●
Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could further affect Trustmark’s charge-offs and provision for loan losses.

●	Conditions in Trustmark’s markets in Mississippi, Tennessee or Texas, which to date have been less severe than in Trustmark’s Florida market, could worsen.

●	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

●
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

●
Trustmark may face increased regulation of its industry as a result of the issuance of new regulations. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

Trustmark is subject to lending risk, which could impact the adequacy of the allowance for loan losses and results of operations.

There are inherent risks associated with Trustmark’s lending activities.  As discussed above, the current economic recession resulted in increases in Trustmark’s loan losses and impaired loans.  If current trends in the housing and real estate markets continue, Trustmark may continue to experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect to make further increases in its provision for loan losses in the future, particularly if economic conditions continue to deteriorate.

Trustmark is subject to liquidity risk, which could disrupt its ability to meet its financial obligations.

Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered deposits, the Federal Reserve Discount Window, Federal Home Loan Bank (FHLB) advances and TAF borrowings.  Any significant restriction or disruption of Trustmark’s ability to obtain funding from these or other sources could have a negative effect on Trustmark’s ability to satisfy its current and future financial obligations, which could materially affect Trustmark’s financial condition.

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

Declines in asset values may result in impairment charges and adversely affect the value of our investments.

We maintain an investment portfolio that includes, among other asset classes, obligations of states and municipalities, agency mortgage-related securities and corporate securities. As of December 31, 2009, we had approximately $1.7 billion of securities available for sale and $0.2 billion of securities held to maturity. We may be required to record mark-to-market adjustments on our investment securities. The market value of investments in our investment portfolio may be affected by factors other than interest rates or the underlying performance of the issuer of the securities, such as ratings downgrades, adverse changes in the business climate and a lack of pricing information or liquidity in the secondary market for certain investment securities. In addition, government involvement or intervention in the financial markets or the lack thereof or market perceptions regarding the existence or absence of such activities could affect the market and the market prices for these securities, such as the conservatorship of FNMA and FHLMC.

On a quarterly basis, we evaluate investments and other assets for impairment indicators. As of December 31, 2009, we had total gross unrealized losses in respect of our temporarily impaired securities of $2.2 million. We may be required to record impairment charges if our investments suffer a decline in value that is other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than temporary impairment, which could have a material adverse effect on our results of operations in the period in which a write-off, if any, occurs.

The effects of the Federal Government’s efforts to wind down various programs implemented to support the financial markets cannot be predicted.

Economic conditions, particularly over the course of the last year and a half, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry.  The Federal government has intervened on an unprecedented scale.  Many of these programs are in the process of being unwound, as the government seeks to affect an orderly withdrawal of this support.  The effects of this wind down on Trustmark, or on the markets in which we compete, cannot be predicted.

Legislators and regulators are considering a wide range of potential regulatory initiatives relating to the financial services industry, which, if enacted, could materially affect Trustmark’s results of operations, financial condition, liquidity or the market price of our common stock.

The Federal government is considering various proposals for a comprehensive overhaul of the regulatory structure for the financial markets.  In addition, various forms of taxes on financial institutions to fund government resolution authority for failed large institutions, as well as taxes designed to, in effect, reimburse the Federal government for the perceived costs incurred by the Federal government to date in its actions to support the markets.  It is not possible to predict the form any such new regulations or taxes, if enacted, will take, or whether any such efforts will succeed in improving economic conditions nationally or in our markets, or whether the measures adopted will have consequences that prove to be adverse to the markets, either nationally or in which Trustmark competes.  It is possible that these measures could adversely affect the creditworthiness of counterparties of Trustmark, which could increase our risk profile.

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

Some of Trustmark’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many of Trustmark’s larger competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than Trustmark.

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

Trustmark may be required to pay significantly higher FDIC premiums in the future.

A significant increase in insured institution failures during 2009 has resulted in a decline in the designated reserve ratio of the Deposit Insurance Fund (DIF) to historical lows. On November 12, 2009, the FDIC adopted a final rule requiring substantially all institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s prepaid assessment for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011. Again for purposes of calculating the amount that an institution will prepay, an institution’s third quarter 2009 assessment base will be increased quarterly at a 5 percent annual growth rate through the end of 2012.  Trustmark’s prepaid assessment amount was approximately $39.1 million and was collected by the FDIC on December 30, 2009.  At least semi-annually hereafter, the FDIC will update its loss and income projections for the DIF. If necessary to return the reserve ratio to its mandated minimum, the FDIC could increase assessment rates during its restoration period, which could have an adverse impact on Trustmark’s results of operations.

The stock price of financial institutions, like Trustmark, can be volatile.

The volatility in the stock prices of companies in the financial services industry may make it more difficult for you to resell your Trustmark common stock at prices you find attractive and at the time you want.  Trustmark’s stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole.  Trustmark’s stock price in 2009 was subjected to increased volatility, reflecting the volatility faced by the financial markets in general.  Since January 1, 2009, Trustmark’s stock reached a high of $23.45 per share on February 9, 2009 and a low of $14.18 per share on March 6, 2009.  The factors affecting financial stocks generally and Trustmark’s stock price in particular include:

●	actual or anticipated variations in earnings;
●	changes in analysts’ recommendations or projections;
●	operating and stock performance of other companies deemed to be peers;
●	perception in the marketplace regarding Trustmark, its competitors and/or the industry as a whole;
●	significant acquisitions or business combinations involving Trustmark or its competitors;
●	changes in government regulation;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions and;
●	volatility affecting the financial markets in general.

General market fluctuations, industry factors and general economic and political conditions could also cause Trustmark’s stock price to decrease regardless of operating results.

Potential acquisitions by Trustmark may disrupt Trustmark’s business and dilute shareholder value.

Since January 1, 2004, Trustmark has consummated three significant acquisitions:  (i) five branches of Allied Houston Bank, on March 12, 2004; (ii) Fisher-Brown, Incorporated, a northwest Florida insurance agency, on December 1, 2004; and (iii) Republic Bancshares of Texas, Inc., on August 25, 2006.  Trustmark seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services, and Trustmark will likely continue to seek to acquire such businesses in the future.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; difficulty and expense of integrating the operations and personnel of the target company; potential disruption to Trustmark’s business; potential diversion of Trustmark’s Management’s time and attention; the possible loss of key employees and customers of the target company; difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company.  Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of Trustmark’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Trustmark’s financial condition and results of operations.

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

We are exposed to operational, reputational and regulatory risk and we must utilize new technologies to deliver our products and services.

As is customary in the banking industry, we are dependent upon automated and non-automated systems to record and process our transaction volume. This poses the risk that technical system flaws, employee errors or tampering or manipulation of those systems by employees, customers or outsiders will result in losses. Any such losses, which may be difficult to detect, could adversely affect our financial condition or results of operations. In addition, the occurrence of such a loss could expose us to reputational risk, the loss of customer business, additional regulatory scrutiny or civil litigation and possible financial liability. We may also be subject to disruptions of our operating systems arising from events that are beyond our control (for example, computer viruses or electrical or telecommunications outages). We are further exposed to the risk that our third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as us). These disruptions may interfere with service to our customers and result in a financial loss or liability that could adversely affect our financial condition or results of operations. In order to deliver new products and services and to improve the productivity of existing products and services, the banking industry relies on rapidly evolving technologies. Our ability effectively to utilize new technologies to address our customers’ needs and create operating efficiencies could materially affect our future prospects. We can not provide any assurances that we will be successful in utilizing such new technologies.

Natural disasters, such as hurricanes, could have a significant negative impact on Trustmark’s business.

Many of Trustmark’s loans are secured by property or are made to businesses in or near the Gulf coast regions of Texas, Mississippi and Florida, which regions are often in the path of seasonal hurricanes.  As reported in previous filings, Hurricane Katrina had a catastrophic effect on Trustmark’s Mississippi market, and in late summer 2008, Hurricane Gustav threatened to create a similar result in the Houston metropolitan area, which is the location of Trustmark’s Texas operations.  Natural disasters, such as hurricanes, could have a significant negative impact on the stability of Trustmark’s deposit base, the ability of borrowers to repay outstanding loans and the value of collateral securing loans, and could cause Trustmark to incur material additional expenses.  Although Management has established disaster recovery policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable Trustmark’s borrowers to recover from the effects of the event, could have a material adverse effect on Trustmark.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 224,000 square feet, or 85%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  Trustmark, through its two banking subsidiaries, also operates 140 full-service branches, 17 limited-service branches, one in-store branch and an ATM network, which includes 132 ATMs at on-premise locations and 73 ATMs located at off-premise sites.  In addition, Trustmark’s Insurance Division utilizes three off-site locations while the Mortgage Banking Group has one additional off-site location.  Trustmark leases 105 of its 235 locations with the remainder being owned.

ITEM 3.	LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.

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

There were no matters submitted to Trustmark’s shareholders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2009 and 2008, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2009		2008
Sales Price Per Share	High	Low	High	Low
First quarter	$23.45	$14.18	$25.72	$17.60
Second quarter	23.30	17.36	24.00	17.64
Third quarter	22.00	17.32	34.00	14.31
Fourth quarter	22.99	18.07	23.50	14.51

Dividends Per Share	2009	2008
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23
Total	$0.92	$0.92

At January 28, 2010, there were 3,710 holders of record of Trustmark’s common stock.  Other information required by this item can be found in Note 15 - Shareholders’ Equity included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this document.

Stock Repurchase Plans

Trustmark did not repurchase any common shares during 2009 or 2008 and currently has no authorization from the Board of Directors to repurchase its common stock.  During 2007, Trustmark repurchased approximately 1.4 million shares of its common stock.

Stock Price Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Hemscott Industry Group 413.  The Hemscott Industry Group 413 is an industry index published by Hemscott, Inc., and consists of 75 bank holding companies located in the Southeastern United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2004, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2004	2005	2006	2007	2008	2009
Trustmark	100	90.99	111.35	89.18	79.53	87.16
Hemscott Industry Group 413	100	101.26	119.31	81.54	48.16	46.90
NASDAQ	100	102.20	112.68	124.57	74.71	108.56

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2009 ($ in thousands except per share data).  The data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

Years Ended December 31,	2009	2008	2007	2006	2005
Consolidated Statements of Income
Total interest income	$442,062	$483,279	$543,143	$482,746	$415,697
Total interest expense	87,853	164,119	242,360	202,175	139,256
Net interest income	354,209	319,160	300,783	280,571	276,441
Provision for loan losses	77,112	76,412	23,784	(5,938)	19,541
Noninterest income	168,242	177,258	162,447	155,128	143,107
Noninterest expense	308,259	283,719	276,449	260,480	243,276
Income before income taxes	137,080	136,287	162,997	181,157	156,731
Income taxes	44,033	43,870	54,402	61,884	53,780
Net Income	93,047	92,417	108,595	119,273	102,951
Preferred stock dividends/discount accretion	19,998	1,353	-	-	-
Net Income Available to Common Shareholders	$73,049	$91,064	$108,595	$119,273	$102,951

Common Share Data
Basic earnings per share	$1.26	$1.59	$1.88	$2.11	$1.82
Diluted earnings per share	1.26	1.59	1.88	2.09	1.81
Cash dividends per share	0.92	0.92	0.89	0.85	0.81

Performance Ratios
Return on average common equity	7.22%	9.62%	12.02%	14.89%	13.86%
Return on average tangible common equity	10.80%	14.88%	19.17%	20.78%	18.24%
Return on average total equity	7.72%	9.53%	12.02%	14.89%	13.86%
Return on average assets	0.98%	1.01%	1.23%	1.42%	1.25%
Net interest margin (fully taxable equivalent)	4.25%	4.01%	3.91%	3.84%	3.85%

Credit Quality Ratios
Net charge-offs/average loans	1.01%	0.87%	0.23%	0.06%	0.13%
Provision for loan losses/average loans	1.14%	1.09%	0.35%	-0.09%	0.34%
Nonperforming loans/total loans (incl LHFS*)	2.16%	1.64%	0.91%	0.55%	0.48%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.48%	2.18%	1.02%	0.58%	0.56%
Allowance for loan losses/total loans (excl LHFS*)	1.64%	1.41%	1.13%	1.10%	1.30%

December 31,	2009	2008	2007	2006	2005
Consolidated Balance Sheets
Total assets	$9,526,018	$9,790,909	$8,966,802	$8,840,970	$8,389,750
Securities	1,917,380	1,802,470	717,441	1,050,515	1,295,784
Loans (including loans held for sale)	6,546,022	6,960,668	7,188,300	6,658,528	6,060,279
Deposits	7,188,465	6,823,870	6,869,272	6,976,164	6,282,814
Common shareholders' equity	1,110,060	973,340	919,636	891,335	741,463
Preferred shareholder equity	-	205,126	-	-	-

Capital Ratios
Total equity/total assets	11.65%	12.04%	10.26%	10.08%	8.84%
Common equity/total assets	11.65%	9.94%	10.26%	10.08%	8.84%
Tangible equity/tangible assets	8.67%	9.11%	6.94%	6.67%	7.00%
Tangible common equity/tangible assets	8.67%	6.95%	6.94%	6.67%	7.00%
Tier 1 leverage ratio	9.74%	10.42%	7.86%	7.65%	7.19%
Tier 1 risk-based capital ratio	12.61%	13.01%	9.17%	9.60%	9.53%
Total risk-based capital ratio	14.58%	14.95%	10.93%	11.40%	10.78%

* - LHFS is Loans Held for Sale.
** - ORE is Other Real Estate.

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2009 and 2008 ($ in thousands except per share data).

2009	1Q	2Q	3Q	4Q
Interest income	$113,805	$112,173	$109,348	$106,736
Net interest income	88,549	88,491	88,877	88,292
Provision for loan losses	16,866	26,767	15,770	17,709
Noninterest income	43,004	40,816	44,139	40,283
Noninterest expense	74,407	78,971	79,234	75,647
Income before income taxes	40,280	23,569	38,012	35,219
Net income	26,485	16,575	25,510	24,477
Net income available to common shareholders	23,359	13,443	22,370	13,877
Earnings per common share
Basic	0.41	0.23	0.39	0.23
Diluted	0.41	0.23	0.39	0.23

2008
Interest income	$126,014	$120,441	$118,032	$118,792
Net interest income	74,749	77,618	79,396	87,397
Provision for loan losses	14,243	31,012	14,473	16,684
Noninterest income	48,516	48,466	41,950	38,326
Noninterest expense	69,826	69,614	72,734	71,545
Income before income taxes	39,196	25,458	34,139	37,494
Net income	26,179	17,552	23,354	25,332
Net income available to common shareholders	26,179	17,552	23,354	23,979
Earnings per share
Basic	0.46	0.31	0.41	0.42
Diluted	0.46	0.31	0.41	0.42

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things, and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. You should be aware that the occurrence of the events described under the caption Item 1A. Risk Factors, in this report could have an adverse effect on our business, results of operations and financial condition.  Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business, natural disasters, acts of war or terrorism and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

Executive Overview

In 2009, the national economy continued to face numerous challenging macro-economic conditions.  The economy was in recession and experienced rising unemployment, declining home values, extremely low liquidity in the debt markets and declining values and high volatility in the equity markets.  As a result of these conditions, consumer confidence and spending decreased substantially and asset values declined.  The capital and earnings levels of numerous financial institutions were negatively affected and a number of financial institutions failed or merged, in some cases with government involvement, with stronger financial institutions.

During 2009, Management monitored carefully the impact of illiquidity in the financial markets, declining values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  Management implemented strategic decisions to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  Throughout 2009, Trustmark and TNB’s capital ratios exceeded the minimum levels required for it to be ranked well-capitalized, both prior to and after Trustmark’s participation in the U.S. Treasury’s TARP CPP.

During 2009, Management also monitored the trend of weakening commercial developments of residential real estate property values and increasing default rates, most of which is in the Florida Panhandle region.  Trustmark’s other markets have experienced less of a decline in values and a marginal increase in default rates to date.  The non-Florida markets in which Trustmark operates did not experience the dramatic rise in real estate values prior to the recession as was prevalent in Florida and other sections of the country.  As a result, the impact of the recession on property values in Trustmark’s other markets has been less severe.

In 2009, Trustmark did not make significant changes to its loan underwriting standards.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adheres to its primary regulator’s guidelines.  As a result, TNB has been more restrictive in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

During 2009, Management continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its investment portfolio and its access to funding from a variety of external funding sources such as upstream Federal funds lines, Federal Reserve Discount Window, FHLB advances, TAF borrowings and brokered deposits.

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and estimated offering expenses.  Proceeds from this offering were used in the redemption of Senior Preferred Stock discussed below.

TARP Capital Purchase Program

In the fourth quarter of 2008, Trustmark chose to participate in the TARP CPP in order to reinforce its strong capital position, advance the Treasury’s efforts to facilitate additional lending in the markets where Trustmark operates, maintain its competitive advantage over its less well-capitalized competitors, support its foreclosure mitigation programs and support its general operations.  Trustmark’s decision to participate in the TARP CPP was also affected by discussions with its regulators, including the OCC, the Federal Reserve and the Treasury.  Trustmark elected to participate in the TARP CPP as a healthy, well-capitalized bank.

As a participant in the TARP CPP, on November 21, 2008, Trustmark issued 215,000 shares of Senior Preferred Stock to the. Treasury, and Trustmark also issued to the Treasury a ten-year warrant (the Warrant) to purchase up to 1,647,931 shares of Trustmark’s common stock, at an initial exercise price of $19.57 per share, subject to customary anti-dilution adjustments.

In the fourth quarter of 2009, Trustmark exited the TARP CPP.   Following discussions with its federal banking regulators and the completion of the public offering of common stock discussed above, Trustmark redeemed all the Senior Preferred Stock from the Treasury on December 9, 2009.  The amount paid by Trustmark to redeem the Senior Preferred Stock consisted of $215.0 million, which was equivalent to both the original issuance price and the liquidation value of the Senior Preferred Stock, plus a final accrued dividend of approximately $716.7 thousand.  As a result of the redemption of the Senior Preferred Stock, in the fourth quarter of 2009, Trustmark incurred a one-time, non-cash charge of $8.2 million to net income available to common shareholders for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.  On December 30, 2009, Trustmark repurchased the Warrant from the Treasury for its fair value of $10.0 million.

Use of Capital

Based on analysis of the market conditions at the time of issuance, Trustmark determined that the proceeds of the Treasury investment in its Senior Preferred Stock initially would be best deployed in U.S. Government Agency mortgage-backed securities (MBS) until loan demand improved.  Trustmark retained $10.0 million of the proceeds to provide for the 2009 dividend payments on the Senior Preferred Stock and invested the remaining $205.0 million in TNB.  In turn, TNB invested the $205.0 million of the proceeds, along with other funds obtained to leverage the TARP CPP investment, in MBS, pending deployment in more permanent uses.  With these investments, Trustmark provided incremental liquidity to the residential mortgage markets and at the same time obtained products that generate cash flow.  Trustmark is holding the MBS assets on its balance sheet as available for sale.  Trustmark intends to utilize its cash flows, including those derived from its MBS investments and the proceeds of any sale or disposition of its MBS investments, to fund commercial and residential loans that meet Trustmark’s long-standing prudent lending standards as the demand for high-quality loans rises in the markets it serves, as well as to advance foreclosure mitigation efforts and otherwise support its business.

Trustmark is committed to making credit available to the markets it serves and fulfilling the needs of its customers.  In 2009, to insure that all lending growth opportunities were addressed, Trustmark restructured its Senior Loan Committee to form two new committees, composed of senior and executive management: the Commercial Loan Committee and the Real Estate Loan Committee.  Additionally, senior executives were placed in lending roles specializing in particular loan products to address the needs of existing and prospective customers.  In certain sectors, such as commercial lending, loan demand has diminished consistent with the overall economy as customers have taken a conservative direction and postponed investments.  Conversely, residential mortgage activity increased in December 2008 and throughout 2009 in response to favorable interest rates and new Government Agency programs; nearly three quarters of this activity was in the form of refinancings, with the balance consisting of new purchases. While the TARP CPP funds were not segregated, and this increased lending was not directly traceable in a dollar-for-dollar manner to the TARP CPP, the strengthening of Trustmark’s balance sheet during the year ended December 31, 2009 by the TARP CPP investment directly facilitated increased lending activity.

In addition, Trustmark initiated programs and dedicated additional resources and staff to seek to mitigate foreclosure of primary residences on borrowers that are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff were added to accommodate loss mitigation activity.  During 2009, Trustmark utilized personnel in its collections department and conducted regular training of its personnel on foreclosure mitigation in order to respond to this need.  In some cases, Trustmark may make deferred payment arrangements with such borrowers on a short-term basis.  Likewise, Trustmark is following the Fannie Mae, Freddie Mac and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.

Loan modifications made to date have substantially all occurred on loans serviced for outside investors.  To date, there have been comparatively less need for, or use of, loan modification programs on Trustmark’s primary residence mortgage portfolio.  This is a function of Trustmark’s preference for shorter average loan terms and the aging of its portfolio, as well as adherence to its prudent lending standards.  However, Trustmark is prepared for a potential increase in demand for loan modifications on its loans covering primary residences, and intends to carry out specific programs as needed.  As for new residential mortgage loan originations, Trustmark follows, in substantially all situations, the underwriting standards of the government agencies.  As those agencies have revised standards on new originations, so has Trustmark.

Effects of TARP CPP Participation

Prior to its participation in the TARP CPP, Trustmark and TNB exceeded all minimal regulatory capital ratios.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized.  At December 31, 2008, immediately following its participation in the TARP CPP program, Trustmark and TNB substantially exceeded all minimal regulatory capital requirements as listed below:

	Trustmark	TNB
Tier 1 Leverage Ratio	10.42%	10.13%
Tier 1 Risk-Based Capital Ratio	13.01%	12.63%
Total Risk-Based Capital Ratio	14.95%	14.52%

As previously mentioned, upon its successful public offering of common stock as well as the redemption of the Senior Preferred Stock and repurchase of the Warrant by Trustmark, at December 31, 2009 both Trustmark and TNB continued to substantially exceed all minimal regulatory capital requirements as listed below:

	Trustmark	TNB
Tier 1 Leverage Ratio	9.74%	9.45%
Tier 1 Risk-Based Capital Ratio	12.61%	12.21%
Total Risk-Based Capital Ratio	14.58%	14.16%

Trustmark’s participation in the TARP CPP affected the income available to common shareholders in two ways: (1) prior to the redemption in full of the Senior Preferred Stock, Trustmark was prohibited from paying any dividend on the common stock other than regular quarterly cash dividends of not more than $0.23 per share of common stock, and (2) the dividend payments which were made on the Senior Preferred Stock to the Treasury had the effect of reducing the net income otherwise available to the common stockholders.

Trustmark complied with the executive compensation and corporate governance requirements of each of (i) the Emergency Economic Stabilization Act (EESA) of 2008, (ii) the American Recovery and Reinvestment Act of 2009 (ARRA), which was signed into law on February 17, 2009, and (iii) the Treasury guidance thereunder issued on June 10, 2009, during the period that the Senior Preferred Stock was held by the Treasury.

Furthermore, as required by EESA and the Securities Purchase Agreement, on November 11, 2008, Trustmark’s Board of Directors approved a resolution to adopt an omnibus amendment to all compensation plans, which was in effect, pursuant to EESA, as amended, for the period that Trustmark’s Senior Preferred Stock was outstanding.  That amendment conformed all of Trustmark’s benefit plans to the requirements of EESA and applied to any senior executive officer (SEO) thereunder, and included the following:

●	Clawback Provision
●	Golden Parachute Limitation
●	Signed Consent by all SEOs

Pursuant to EESA, these amendments were effective only for so long as the Treasury held the Senior Preferred Stock.  Thus, upon the redemption in full of the Senior Preferred Stock by Trustmark on December 9, 2009, these amendments ceased to be effective and the benefit plans reverted to their respective forms prior to Trustmark’s participation in the TARP CPP.

As required by EESA and ARRA, Trustmark has limited the Section 162(m) tax deduction for executive compensation to $500,000 per year for any SEO for the fiscal years ended December 31, 2009 and 2008, and in future tax periods Trustmark will continue to limit the Section 162(m) tax deduction for executive compensation to $500,000 per year, or as prorated, for any SEO with respect to restricted stock granted in the fiscal years ended December 31, 2009 and 2008 that vest in such tax future periods. This legislation impacted two SEOs and was not considered material to Trustmark’s results of operations or financial condition.

In addition, as required by EESA and ARRA and the regulations adopted thereunder, within 90 days of Treasury’s purchase of the Senior Preferred Stock and the Warrant, an executive compensation risk assessment was performed by Trustmark’s senior risk officers.  Based on the materials reviewed and discussions with subject matter experts, Trustmark’s senior risk officers concluded that the executive compensation and incentive program as then in effect did not encourage the SEOs to take unnecessary and excessive risks.  The findings of this risk assessment were presented to the Human Resources Committee of Trustmark’s Board of Directors on January 14, 2009, and the final Executive Compensation Risk Assessment Conclusion Memorandum was provided to this committee on February 18, 2009.  A certification statement was included within the Human Resources Committee Report in the Trustmark 2009 Proxy Statement.  In addition, the Human Resources Committee, which is composed entirely of independent directors, discussed Trustmark’s compensation arrangements in light of such a risk assessment at least semi-annually during the period that the Senior Preferred Stock was held by the Treasury.  Pursuant to EESA and ARRA, Trustmark ceased to be required to perform future executive compensation risk assessments upon its redemption in full of the Senior Preferred Stock.

As required by EESA, Trustmark’s 2009 Proxy Statement included a nonbinding shareholder vote to provide advisory approval of the compensation of Trustmark’s executives.

Critical Accounting Policies

Trustmark’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow general practices within the financial services industry.  Application of these accounting principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates.

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

Trustmark’s allowance for probable loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as on other regulatory guidance.  The allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310 “Receivables,” based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with FASB ASC Topic 450, “Contingencies,” based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) qualitative risk valuation allowances determined in accordance with FASB ASC Topic 450 based on general economic conditions and other qualitative risk factors, both internal and external, to Trustmark.  Each of these elements calls for estimates, assumptions and judgments, as described below.

Loans-Specific Valuation Allowances

Valuation allowances for probable losses on specific commercial loans are based on an ongoing analysis and evaluation of classified loans.  Loans are classified based on Trustmark’s internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability and willingness to repay; (ii) the value of any underlying collateral; (iii) the ability of any guarantor to perform its payment obligation, and (iv) the economic environment and industry in which the borrower operates.  Once a loan is classified, it is subject to periodic review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria permitted under FASB ASC Topic 310.  The amount of impairment, if any, becomes a specific allocated portion of the allowance for loan losses and segregated from any pool of loans.  Specific valuation allowances are determined based upon analysis of the factors identified above, among other things.  If, after review, a specific valuation allowance is not assigned to the loan and the loan is not considered to be impaired, the loan remains with a pool of similar risk-rated loans that is assigned a valuation allowance appropriate for non-impaired classified loans, based on Trustmark’s internal loan grading system.

Historical Valuation Allowances

Historical valuation allowances are calculated for pools of loans based on the historical loss experience of specific types of loans and Trustmark’s internal commercial loan grading system.  Trustmark calculates historical loss ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool.  The historical loss ratios are periodically updated based on subsequent charge-off experience.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  Trustmark’s pools of similar loans include consumer loans and 1-4 family residential mortgages.

Qualitative Risk Valuation Allowances

These allowances are based on general economic conditions and other qualitative factors, both internal and external to the bank.  These allowances are determined by evaluating a range of potential factors, which may include one or more of the following: (i) the experience, ability and effectiveness of the bank’s lending management and staff assigned to the loan; (ii) adherence to Trustmark’s loan policies, procedures and internal controls; (iii) impact of recent performance trends; (iv) national and regional economic trends and conditions; (v) concentrations of commercial and consumer credits in Trustmark’s loan portfolio; (vi) collateral, financial and underwriting exception trends by region; (vii) the impact of recent significant natural disasters or catastrophes and (viii) the impact of recent acquisitions.

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

Trustmark utilizes a dynamic and sophisticated model, administered by a third party, to estimate the fair value of its MSR.  Management reviews all significant assumptions quarterly.  Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

At December 31, 2009, MSR fair value was approximately $50.5 million. The impact on MSR fair value at that date of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate would be a decline in fair value of approximately $2.2 million and $1.4 million, respectively.  Changes of equal magnitude in the opposite direction would produce increases in fair value in the same respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805, “Business Combinations.”  The carrying amount of goodwill at December 31, 2009 totals $246.7 million for the General Banking segment and $44.4 million for the Insurance segment, a consolidated total of $291.1 million. Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $19.8 million at December 31, 2009, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance segments as of October 1, 2009, 2008 and 2007, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking reporting unit utilized valuations based on comparable deal values for financial institutions while the test for the Insurance reporting unit utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization (EBITDA) method based on recent acquisition activity.  At December 31, 2009, Trustmark performed an additional impairment due to recent changes in market conditions for reporting units included in both the General Banking and Insurance segments and concluded that no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate Owned

Other real estate owned, consisting of assets that have been acquired through foreclosure, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  Other real estate owned is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as other expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2009 and 2008.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

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

●
Population and Characteristics of Associates. Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits. At December 31, 2009, the pension plan census totaled 2,963 associates.

●
Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation is currently 5.50%.  The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (for the 2009 fiscal year the measurement date was December 31, 2009).  The discount rate is reset annually on the measurement date to reflect current economic conditions.

If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit plans and kept all other assumptions constant, the benefit cost associated with these plans would decrease or increase by approximately $660 thousand and $770 thousand, respectively.

●
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

If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $760 thousand.

●
Recognition of Actual Asset Returns.  Trustmark utilizes the provision of FASB ASC Topic 715, which allow for the use of asset values that smoothes investment gains and losses over a period of up to five years.  This could partially mitigate the impact of short-term gains or losses on reported net income.

●
Other Actuarial Assumptions.  To estimate the projected benefit obligation, actuarial assumptions are required to be made by management, including mortality rate, retirement rate, disability rate and the rate of compensation increases.  These factors do not change significantly over time, so the range of assumptions and their impact on net periodic pension expense is generally limited.

Contingent Liabilities

Trustmark estimates contingent liabilities based on management’s evaluation of the probability of outcomes and their ability to estimate the range of exposure.  As stated in FASB ASC Topic 450, a liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event.  Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred, and the loss can be reasonably estimated.  In addition, it must be probable that the loss will be confirmed by some future event.  As part of the estimation process, management is required to make assumptions about matters that are, by their nature, highly uncertain.  The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments.  Whenever practicable, management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

Financial Highlights

Net income available to common shareholders totaled $73.0 million for the year ended December 31, 2009, compared with $91.1 million for 2008 and $108.6 million for 2007. For 2009, Trustmark’s basic and diluted earnings per common share were $1.26 compared with $1.59 for 2008 and $1.88 for 2007.  At December 31, 2009, Trustmark reported gross loans, including loans held for sale, of $6.546 billion, total assets of $9.526 billion, total deposits of $7.188 billion and total shareholders’ equity of $1.110 billion.  Trustmark’s financial performance for 2009 resulted in a return on average tangible common shareholders’ equity of 10.80%, a return on common equity of 7.22% and a return on assets of 0.98%.  These compared with 2008 ratios of 14.88% for return on average tangible common shareholders’ equity, 9.62% for return on common equity and 1.01% for return on assets, while in 2007 the return on average tangible common shareholders’ equity was 19.17%, the return on common equity was 12.02% and the return on assets was 1.23%.

Net income available to common shareholders for 2009 decreased $18.0 million, or 19.8% compared to 2008.  The decrease was primarily the result of preferred stock dividends and the accretion of preferred stock discount, $8.2 million of which was accelerated at the payoff of TARP CPP, which reduced net income available to common shareholders by approximately $20.0 million.  Excluding preferred stock dividends and the accretion of preferred stock discount, net income increased $630 thousand, or 0.7%, compared to 2008.  This improvement resulted from an increase in net interest income of $35.0 million offset by a decrease in noninterest income of $9.0 million and an increase in noninterest expense of $24.5 million.  The decrease in noninterest income was due largely to the reduction in other, net of $7.7 million, which resulted from gains booked during 2008 related to the sale of MasterCard shares ($5.4 million) as well as the Visa initial public offering ($1.0 million).  The growth in noninterest expense primarily resulted from an increase in other expense of $24.1 million, which can be attributed to additional costs related to FDIC deposit insurance assessments ($12.3 million) as well as real estate foreclosures ($10.4 million).  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

Trustmark’s 2009 provision for loan losses totaled $77.1 million, a slight increase of $700 thousand when compared to 2008, while total charge-offs increased to $80.7 million during 2009, compared to $71.8 million for 2008 and $26.8 million for 2007.  Total nonperforming assets were $231.3 million at December 31, 2009, an increase of $78.7 million compared to December 31, 2008.  In addition, the percentage of loans that are 30 days or more past due and nonaccrual loans rose in 2009 to 4.49%, from 3.20% in 2008 and 2.37% in 2007.  These measures are predominantly attributable to economic difficulties in the Florida Panhandle market.

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

Significant Nonrecurring Transactions

Presented below are adjustments to net income as reported in accordance with U.S. GAAP resulting from significant nonrecurring items occurring during the periods presented.  Management believes this information will help readers compare Trustmark’s current results to those of prior periods as presented in the accompanying selected financial data table ($ in thousands, except for per share amounts) and the audited consolidated financial statements.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto in their entirety, and not to rely on any single financial measure.

	Years Ended December 31,
	2009		2008		2007
	Amount	Basic EPS	Amount	Basic EPS	Amount	Basic EPS

Net Income available to common shareholders (GAAP)	$73,049	$1.263	$91,064	$1.589	$108,595	$1.882

Significant nonrecurring transactions (net of taxes):
Accelerated preferred stock accretion	8,234	0.142	-	-	-	-
FDIC special assessment	2,700	0.047	-	-	-	-
Capital accumulation plan curtailment gain	(1,169)	(0.020)	-	-	-	-
MasterCard Class A common	-	-	(3,308)	(0.058)	-	-
Visa litigation contingency	-	-	(936)	(0.016)	494	0.009
Hurricane Katrina	-	-	-	-	(665)	(0.012)
Correction of accounting error	-	-	-	-	(1,623)	(0.028)
	9,765	0.169	(4,244)	(0.074)	(1,794)	(0.031)
Net Income available to common shareholders adjusted for significant nonrecurring transactions (Non-GAAP)	$82,814	$1.432	$86,820	$1.515	$106,801	$1.851

Accelerated Preferred Stock Accretion

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge of $8.2 million to net income available to common shareholders in Trustmark’s fourth quarter financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.

FDIC Special Assessment

In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  This special assessment was implemented in light of the FDIC’s projections of a substantially higher rate of institution failures during 2009 and in the next few years, which would create a significant decrease in the reserve ratio of the Deposit Insurance Fund (DIF).  The funding from this special assessment, along with higher assessment rates, would help restore the DIF to its regulatory required ratio during the next seven years.  Trustmark’s special assessment resulted in an after-tax expense of $2.7 million.

Capital Accumulation Plan Curtailment Gain

In an effort to control expenses, Trustmark’s Board voted to freeze plan benefits of the Capital Accumulation Plan effective May 15, 2009.  During the second quarter of 2009, Trustmark recorded an after-tax curtailment gain of  $1.2 million as a result of the freeze in plan benefits due to the recognition of the prior service credits previously included in accumulated other comprehensive loss.

MasterCard Class A Common

During the second quarter of 2008, MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert its shares and sold them through a liquidation program.  The conversion and sale resulted in an after-tax gain of $3.3 million.

Visa Litigation Contingency

In the first quarter of 2008, Trustmark recognized an after-tax gain of $936 thousand resulting from the Visa initial public offering.  This gain more than offsets an after-tax accrual of $494 thousand that Trustmark recorded in the fourth quarter of 2007 for the Visa litigation contingency relating to the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting Trustmark’s share as a Visa member).  At December 31, 2009 and 2008, Trustmark’s contingent obligation for the Visa litigation, net of Visa’s litigation escrow account, was $225 thousand and $355 thousand, respectively.

Hurricane Katrina

In the third quarter of 2005, immediately following the aftermath of Hurricane Katrina, Trustmark estimated possible pre-tax losses resulting from this storm of $11.7 million.  Since 2005, Trustmark has continually reevaluated its estimates for probable losses resulting from Hurricane Katrina.  During 2007, Trustmark reduced its allowance for loan losses by $0.6 million and other reserves by $0.4 million on a pretax basis resulting in an increase to Trustmark’s net income of $0.7 million, or $0.01 per share. At December 31, 2008, the allowance for loan losses included $319 thousand related to possible Hurricane Katrina losses. At December 31, 2009, Management determined that no specific Katrina allowance for loan losses were needed based on the immaterial losses experienced during 2009.

Correction of Accounting Error

Trustmark’s consolidated financial statements for the fourth quarter of 2007 included a pre-tax benefit of $3.2 million for the correction of an error relating to the amortization of deferred loan fees, which is included in interest income on loans.  Of this amount, $2.6 million arose in prior periods, while $593 thousand was incurred over the first three quarters of 2007.  Trustmark’s Management as well as the Audit and Finance Committee of the Board of Directors reviewed this accounting error utilizing SEC SAB Nos. 99 and 108 and determined the impact of this error was not material to 2007 or prior period consolidated financial statements.

Government Programs

During the fourth quarter of 2008, Trustmark participated in two government programs.  The first was the TARP CPP sponsored by the Treasury, and the second was the TAF sponsored by the Federal Reserve Bank of New York.  During the fourth quarter of 2009, Trustmark repurchased the Senior Preferred Stock and Warrant from the Treasury, which ended its involvement in the TARP CPP.  In addition, at December 31, 2009, Trustmark no longer participated in TAF in favor of other funding sources and had no TAF borrowings outstanding.

Non-GAAP Financial Measures

In addition to capital ratios defined by GAAP and banking regulators, Trustmark utilizes various tangible common equity measures when evaluating capital utilization and adequacy.  Tangible common equity, as defined by Trustmark, represents common equity less goodwill and identifiable intangible assets.

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

In addition, Trustmark presents in this report a table which illustrates the impact of significant nonrecurring transactions on net income available to common shareholders as reported under GAAP.  For this table, please see Financial Highlights – Significant Nonrecurring Transactions shown above ..

Reconciliation of Non-GAAP Financial Measures
($ in thousands)
		Years Ended December 31,
		2009	2008	2007
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,205,642	$970,061	$903,375
Less Preferred stock		(193,616)	(22,971)	-
Total average common equity		1,012,026	947,090	903,375
Less: Goodwill		(291,104)	(291,153)	(290,688)
Identifiable intangible assets		(21,920)	(26,069)	(30,653)
Total average tangible common equity		$699,002	$629,868	$582,034

PERIOD END BALANCES
Total shareholders' equity		$1,110,060	$1,178,466	$919,636
Less: Preferred stock		-	(205,126)	-
Total common equity		1,110,060	973,340	919,636
Less: Goodwill		(291,104)	(291,104)	(291,177)
Identifiable intangible assets		(19,825)	(23,821)	(28,102)
Total tangible common equity	(a)	$799,131	$658,415	$600,357

TANGIBLE ASSETS
Total assets		$9,526,018	$9,790,909	$8,966,802
Less: Goodwill		(291,104)	(291,104)	(291,177)
Identifiable intangible assets		(19,825)	(23,821)	(28,102)
Total tangible assets	(b)	$9,215,089	$9,475,984	$8,647,523

Risk-weighted assets	(c)	$6,918,802	$7,294,633	$7,368,865

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders		$73,049	$91,064	$108,595
Plus: Intangible amortization net of tax		2,469	2,644	3,000
Net income adjusted for intangible amortization		$75,518	$93,708	$111,595

Period end common shares outstanding	(d)	63,673,839	57,324,737	57,272,408

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		10.80%	14.88%	19.17%
Tangible common equity/tangible assets	(a)/(b)	8.67%	6.95%	6.94%
Tangible common equity/risk-weighted assets	(a)/(c)	11.55%	9.03%	8.15%
Tangible common book value	(a)/(d)*1,000	$12.55	$11.49	$10.48

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity		$1,110,060	$1,178,466	$919,636
Eliminate qualifying AOCI		1,624	14,717	14,451
Qualifying tier 1 capital		68,000	68,000	68,000
Disallowed goodwill		(291,104)	(291,104)	(291,177)
Adj to goodwill allowed for deferred taxes		8,805	7,395	-
Other disallowed intangibles		(19,825)	(23,821)	(28,102)
Disallowed servicing intangible		(5,051)	(4,288)	(6,719)
Total tier 1 capital		$872,509	$949,365	$676,089
Less: Qualifying tier 1 capital		(68,000)	(68,000)	(68,000)
Preferred stock		-	(205,126)	-
Total tier 1 common capital	(e)	$804,509	$676,239	$608,089

Tier 1 common risk-based capital ratio	(e)/(c)	11.63%	9.27%	8.25%

1 Calculation = net income adjusted for intangible amortization/total average tangible common equity

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

Net interest income-FTE for 2009 increased $35.6 million, or 10.9%, when compared with 2008.  Trustmark expanded its net interest margin during 2009 through diligent management of its assets and liabilities.  The increase in the net interest margin was primarily due to three main factors; 1) disciplined deposit pricing afforded to Trustmark due to a strong liquidity position, 2) prudent loan pricing, including the use of minimum loan rates/floors and 3) the purchase of fixed rate securities in 2008, of which were funded mostly with declining short-term floating rate liabilities. The combination of these factors resulted in a NIM of 4.25% during 2009, a 24 basis point increase when compared with 2008.

Average interest-earning assets for 2009 were $8.570 billion, compared with $8.179 billion for 2008, an increase of $391.1 million. This growth was primarily due to an increase in average total securities of $645.7 million, or 59.2% during 2009, as a result of management’s strategic focus on increasing its holding of certain investment securities in order to capitalize upon advantageous market conditions. During 2009, the overall yield on securities increased by 17 basis points when compared to 2008 due to purchases of securities in a higher rate environment and a slightly longer duration of the securities purchased.  Average total loans decreased $249.0 million in 2009 when compared to 2008, which reflects Trustmark’s continued efforts to reduce exposure to construction and land development lending and the decision to discontinue indirect auto financing.  Due to a decrease in interest rates during 2009, the yield on loans decreased 88 basis points when compared to 2008.  As a result of these factors, interest income-FTE decreased $40.6 million, or 8.3%, when 2009 is compared with 2008.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 6.02% in 2008 to 5.27% in 2009, a decrease of 75 basis points.

Average interest-bearing liabilities for 2009 totaled $6.673 billion compared with $6.614 billion for 2008, an increase of $59.1 million, or 0.9%.  Management’s continued strategy of disciplined deposit pricing resulted in a modest 1.8% decrease in interest-bearing deposits during 2009 while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by 15.6%. Due to decreased funding costs, as well as the continued availability of low-cost wholesale funding sources, the overall yield on liabilities declined 116 basis points in 2009 when compared with 2008.  As a result of these factors, total interest expense for 2009 decreased $76.3 million, or 46.5%, when compared with 2008.

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

Average interest-earning assets for 2008 were $8.179 billion, compared with $7.878 billion for 2007, an increase of $301.1 million. The increase was primarily due to an increase in average total securities during 2008, which increased $185.1 million, or 20.4%, relative to 2007, that resulted from management’s strategic focus in 2008 on increasing its holding of certain investment securities.  Also, average total loans increased $129.3 million in 2008 when compared to 2007.  However, due to a decrease in interest rates during 2008, the yield on loans decreased 110 basis points when compared to 2007.  Securities purchased in 2008 provided higher yields when compared to previous periods partially due to a slightly longer duration of the securities portfolio.  During 2008, the overall yield on securities increased by 35 basis points when compared to 2007.  This improvement helped to offset decreasing loan yields seen during the periods discussed above.  The combination of these factors resulted in a decline in interest income-FTE of $57.6 million, or 10.5%, when 2008 is compared with 2007.  The impact of these factors is also illustrated by the yield on total earning assets decreasing from 6.98% in 2007 to 6.02% in 2008, a decrease of 96 basis points.

Average interest-bearing liabilities for 2008 totaled $6.614 billion compared with $6.357 billion for 2007, an increase of $257.4 million, or 4.0%.  However, the mix of these liabilities has changed when these two years are compared.  During 2008, Management’s strategy of disciplined deposit pricing resulted in a modest 1.3% increase in interest-bearing deposits while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by 22.4%. The impact of the change in liability mix, as well as lower interest rates, resulted in a 133 basis point decrease in the overall yield on liabilities when 2008 is compared with 2007.  As a result of these factors, total interest expense for 2008 decreased $78.2 million, or 32.3%, when compared with 2007.

Yield/Rate Analysis Table
($ in thousands)

	Years Ended December 31,
	2009			2008			2007

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$15,077	$66	0.44%	$23,422	$502	2.14%	$40,850	$2,147	5.26%
Securities available for sale:
Taxable	1,411,275	71,363	5.06%	794,443	37,257	4.69%	573,940	22,367	3.90%
Nontaxable	75,516	3,982	5.27%	38,188	2,218	5.81%	50,763	3,539	6.97%
Securities held to maturity:
Taxable	191,732	9,352	4.88%	182,373	8,904	4.88%	195,468	9,417	4.82%
Nontaxable	58,526	4,247	7.26%	76,304	5,648	7.40%	86,030	6,404	7.44%
Loans (including loans held for sale)	6,773,768	361,346	5.33%	7,022,747	436,064	6.21%	6,893,402	504,043	7.31%
Other earning assets	43,925	1,414	3.22%	41,251	1,822	4.42%	37,133	2,116	5.70%
Total interest-earning assets	8,569,819	451,770	5.27%	8,178,728	492,415	6.02%	7,877,586	550,033	6.98%
Cash and due from banks	214,637			245,748			287,113
Other assets	839,066			792,835			753,503
Allowance for loan losses	(103,080)			(86,124)			(72,365)
Total Assets	$9,520,442			$9,131,187			$8,845,837

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,133,498	9,515	0.84%	$1,215,668	20,742	1.71%	$1,186,683	39,217	3.30%
Savings deposits	1,821,086	10,613	0.58%	1,776,397	23,032	1.30%	1,708,378	38,977	2.28%
Time deposits	2,535,028	58,758	2.32%	2,598,472	96,148	3.70%	2,625,327	122,181	4.65%
Federal funds purchased and securities sold under repurchase agreements	621,638	1,133	0.18%	626,767	10,393	1.66%	447,438	20,224	4.52%
Short-term borrowings	371,173	2,465	0.66%	276,974	7,032	2.54%	269,102	13,723	5.10%
Long-term FHLB advances	70,890	494	0.70%	-	-	-	-	-	-
Subordinated notes	49,756	2,894	5.82%	49,724	2,894	5.82%	49,692	2,894	5.82%
Junior subordinated debt securities	70,104	1,981	2.83%	70,104	3,878	5.53%	70,104	5,144	7.34%
Total interest-bearing liabilities	6,673,173	87,853	1.32%	6,614,106	164,119	2.48%	6,356,724	242,360	3.81%
Noninterest-bearing demand deposits	1,522,300			1,412,312			1,455,494
Other liabilities	119,327			134,708			130,244
Shareholders' equity	1,205,642			970,061			903,375
Total Liabilities and Shareholders' Equity	$9,520,442			$9,131,187			$8,845,837

Net Interest Margin		363,917	4.25%		328,296	4.01%		307,673	3.91%

Correction of accounting error		-			-			2,628
Less tax equivalent adjustments:
Investments		2,880			2,753			3,480
Loans		6,828			6,383			6,038
Net Interest Margin per Income Statements		$354,209			$319,160			$300,783

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis):

Volume/Rate Analysis Table	2009 Compared to 2008			2008 Compared to 2007
($ in thousands)	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(135)	$(301)	$(436)	$(688)	$(957)	$(1,645)
Securities available for sale:
Taxable	30,961	3,145	34,106	9,750	5,140	14,890
Nontaxable	1,988	(224)	1,764	(790)	(531)	(1,321)
Securities held to maturity:
Taxable	448	-	448	(630)	117	(513)
Nontaxable	(1,296)	(105)	(1,401)	(722)	(34)	(756)
Loans, net of unearned income	(14,953)	(59,765)	(74,718)	9,277	(77,256)	(67,979)
Other earning assets	112	(520)	(408)	217	(511)	(294)
Total interest-earning assets	17,125	(57,770)	(40,645)	16,414	(74,032)	(57,618)

Interest paid on:
Interest-bearing demand deposits	(1,317)	(9,910)	(11,227)	930	(19,405)	(18,475)
Savings deposits	572	(12,991)	(12,419)	1,487	(17,432)	(15,945)
Time deposits	(2,297)	(35,093)	(37,390)	(1,242)	(24,791)	(26,033)
Federal funds purchased and securities sold under repurchase agreements	(84)	(9,176)	(9,260)	6,113	(15,944)	(9,831)
Short-term borrowings	1,841	(6,408)	(4,567)	390	(7,081)	(6,691)
Long-term FHLB advances	494	-	494	-	-	-
Subordinated notes	-	-	-	-	-	-
Junior subordinated debt securities	-	(1,897)	(1,897)	763	(2,029)	(1,266)
Total interest-bearing liabilities	(791)	(75,475)	(76,266)	8,441	(86,682)	(78,241)
Change in net interest income on a tax equivalent basis	$17,916	$17,705	$35,621	$7,973	$12,650	$20,623

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

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for 2009 totaled $77.1 million, or 1.14% of average loans, compared with $76.4 million in 2008 and $23.8 million in 2007.

Provision for Loan Losses
($ in thousands)	Years Ended December 31,
	2009	2008	2007
Florida	$47,724	$43,360	$16,463
Mississippi (1)	21,661	20,706	3,488
Tennessee (2)	3,218	4,707	1,837
Texas	4,509	7,639	1,996
Total provision for loan losses	$77,112	$76,412	$23,784

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in commercial developments of residential real estate.  Trustmark’s Management believes that the Florida construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses, which includes the table of nonperforming assets.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 31.5%, 35.6% and 35.1% of total revenue, before securities gains, net in 2009, 2008 and 2007, respectively.  Total noninterest income before securities gains, net for 2009 decreased $14.0 million, or 7.9%, compared to 2008, while total noninterest income before securities gains, net for 2008 increased $14.4 million, or 8.9%, compared to 2007.  The comparative components of noninterest income for the years ended December 31, 2009, 2008 and 2007, are shown in the accompanying table.

Noninterest Income
($ in thousands)
	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$54,087	0.7%	$53,717	-0.9%	$54,179	1.8%
Insurance commissions	29,079	-10.4%	32,440	-8.1%	35,286	4.2%
Wealth management	22,079	-20.0%	27,600	7.2%	25,755	11.1%
General banking-other	23,041	-0.8%	23,230	-6.6%	24,876	8.8%
Mortgage banking, net	28,873	9.0%	26,480	n/m	12,024	19.9%
Other, net	5,616	-57.7%	13,286	30.1%	10,215	1.7%
Total Noninterest Income before securities gains, net	162,775	-7.9%	176,753	8.9%	162,335	6.0%
Securities gains, net	5,467	n/m	505	n/m	112	n/m
Total Noninterest Income	$168,242	-5.1%	$177,258	9.1%	$162,447	4.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The single largest component of noninterest income continues to be service charges on deposit accounts, which increased $370 thousand, or 0.7%, during 2009, compared to a decrease of $462 thousand, or 0.9%, during 2008.  Service charges on deposit accounts include general account service charges and NSF fees.  General account service charges decreased by $556 thousand in 2009 compared to an increase of $343 thousand in 2008.  The decrease in general account service charges during 2009 is primarily attributable to increased usage of accounts that do not charge a monthly fee while the increase in 2008 resulted from decreases in earnings credits earned by commercial customers.  The earnings credit rate is the value given to deposits maintained by commercial customers.  Because interest rates have trended downward during the last two years, these deposit balances have become less valuable and are yielding a lower earnings credit rate relative to 2007.  As a result, customers must pay for their services through fees rather than with earnings credits applied to their deposit balances.  NSF fees increased by $926 thousand during 2009 compared to an $805 thousand decrease during 2008.  Compared to 2008, the growth in NSF revenues reflected increases in both pricing, which occurred in the fourth quarter of 2008, and collection percentage in 2009. In November 2009, the Federal Reserve Board adopted final rules that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debt card transactions, unless the consumer consents to the overdraft service for those products.  This change will reduce the fees that Trustmark is able to charge when customers have insufficient funds in an account.  Trustmark estimates that this charge, which becomes effective on July 1, 2010, may reduce noninterest income by approximately $5 million to $7 million for the year ending December 31, 2010.

Insurance commissions were $29.1 million during 2009, compared with $32.4 million in 2008 and $35.3 million in 2007.  The decline in insurance commissions experienced during 2009 and 2008 were primarily due to lower commission volume on commercial property and casualty policies, lower claims experience refunds from carriers, and lower fees generated from captive insurance plans. Insurance commission revenues have faced pressure from a generally soft insurance market, meaning the price paid for insurance coverage is falling.   Furthermore, a recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, as well as forced companies to downsize or close.

Wealth management income totaled $22.1 million for 2009, compared with $27.6 million in 2008 and $25.8 million in 2007.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income in 2009 is largely attributed to historically low short-term interest rates that have negatively impacted money management fee income from money market funds and sweep arrangements as well as a smaller base throughout the year in assets under administration when compared to 2008, which were significantly impacted by declining stock market valuations.  In addition, revenues from brokerage services have also been negatively impacted by current market conditions.  During 2008, the growth in wealth management income was primarily due to new account growth as well as solid and improved production from Trustmark’s team of investment representatives.  At December 31, 2009 and 2008, Trustmark held assets under management and administration of $7.2 billion and $6.8 billion, respectively, and brokerage assets of $1.2 billion and $1.1 billion, respectively.

General banking-other totaled $23.0 million during 2009, compared with $23.2 million in 2008 and $24.9 million in 2007. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  The decrease of $189 thousand in 2009 was primarily the result of a decline in fees earned on an interest rate driven product and a decline in fees earned on bankcard products due to lower consumer usage.

Net revenues from mortgage banking were $28.9 million during 2009, compared with $26.5 million in 2008 and $12.0 million in 2007.  Net mortgage banking income increased $2.4 million during 2009 compared to an increase of $14.5 million during 2008 as Trustmark continued to take advantage of competitive disruptions and expand market share.  As shown in the accompanying table, net mortgage servicing income increased to $15.9 million for 2009, compared to $15.7 million in 2008 and $14.2 million in 2007.  This increase coincides with an increase in mortgage production.  Loans serviced for others totaled $4.2 billion at December 31, 2009, compared with $5.0 billion at December 31, 2008, and $4.6 billion at December 31, 2007.  The decrease in loans serviced for others in 2009 was due to the sale of approximately $1.0 billion in mortgages serviced for others, which also reduced Trustmark’s MSR by approximately $9.6 million.  The gain or loss resulting from this transaction was not material.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$15,885	0.9%	$15,741	11.0%	$14,184	7.1%
Change in fair value-MSR from runoff	(8,567)	4.7%	(8,986)	3.8%	(9,343)	5.2%
Gain on sales of loans, net	20,755	n/m	5,968	5.5%	5,659	2.8%
Other, net	822	-68.5%	2,609	n/m	340	9.3%
Mortgage banking income before hedge ineffectiveness	28,895	88.5%	15,332	41.4%	10,840	17.7%
Change in fair value-MSR from market changes	6,607	n/m	(34,838)	n/m	(9,460)	n/m
Change in fair value of derivatives	(6,629)	n/m	45,986	n/m	10,644	n/m
Net (negative) positive hedge ineffectiveness	(22)	n/m	11,148	n/m	1,184	43.7%
Mortgage banking, net	$28,873	9.0%	$26,480	n/m	$12,024	19.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, Trustmark utilizes derivatives instruments to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of the derivative instrument are recorded in mortgage banking, net and are offset by changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR attributable to market changes.

During 2009, net negative ineffectiveness of the MSR hedge was $22 thousand, which resulted from a tightening of the spread between primary mortgage rates and the yield on the 10-year Treasury note as a result of various government programs as well as a general improvement in the credit markets. Although this spread tightening had a negative impact on the MSR hedge, this was mostly offset by income generated from a steep yield curve and net option premium, which are both core components of the MSR hedge strategy.

In comparison, during 2008, net positive ineffectiveness of the MSR hedge was $11.1 million, which was primarily the result of the unusual widening of the spread between primary mortgage rates, used to value the MSR asset, and yields on the 10-year Treasury note, which is used to hedge this asset. Also contributing to the positive performance of the hedge was income generated from a steep yield curve, as well as income from net option premium.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $20.8 million in 2009 compared with $6.0 million in 2008 and $5.7 million in 2007.  During 2009, growth in the gain on sales of loans coincides with an increase in the spread between primary and secondary rates as well as an increase in loan sales from secondary marketing activities of approximately $263.2 million, which benefited from increased refinancing activity which began in 2008.

Other income, net for 2009 was $5.6 million, compared with $13.3 million in 2008 and $10.2 million in 2007.  The $7.7 million, or 57.7%, decrease in 2009 primarily resulted from a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million of life insurance proceeds associated with Trustmark’s supplemental retirement plan that occurred during the first quarter of 2008.  In addition, Trustmark exercised its right to convert MasterCard Class B shares into marketable Class A shares and sold them through a liquidation program achieving a gain of $5.4 million during the second quarter of 2008.

During 2009, in order to manage the duration of the securities portfolio and capitalize upon advantageous market conditions, Trustmark sold approximately $183.1 million of primarily mortgage-related securities.  This resulted in $5.5 million of securities gains, net during 2009 compared with $505 thousand during 2008.

Noninterest Expense

Trustmark’s noninterest expense for 2009 increased $24.5 million, or 8.6%, compared to 2008, while noninterest expense for 2008 increased $7.3 million, or 2.6%, compared to 2007.  The increase during 2009 was primarily attributable to higher FDIC deposit insurance premiums, the FDIC special assessment and growth in both loan expenses and real estate foreclosure expenses.  These factors accounted for over 95% of the change in noninterest expense when compared to the same time period in 2008.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for 2009, 2008 and 2007 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	2009		2008		2007
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$169,252	-1.1%	$171,137	0.2%	$170,722	6.9%
Services and fees	40,292	5.0%	38,379	3.0%	37,259	1.6%
Net occupancy-premises	20,051	2.8%	19,508	5.4%	18,517	8.2%
Equipment expense	16,462	-1.0%	16,632	3.7%	16,039	7.7%
Other expense:
FDIC assessment expense	15,808	n/m	3,471	n/m	829	4.9%
ORE/Foreclosure expense	12,814	n/m	2,380	n/m	582	38.2%
Other expense	33,580	4.2%	32,212	-0.9%	32,501	5.2%
Total other expense	62,202	63.4%	38,063	12.2%	33,912	5.6%
Total noninterest expense	$308,259	8.6%	$283,719	2.6%	$276,449	6.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and employee benefits, the largest category of noninterest expense, were $169.3 million in 2009, $171.1 million in 2008 and $170.7 million in 2007.  During 2009, salary expense increased approximately $684 thousand when compared with 2008.  This increase primarily reflects higher stock-based and general incentive costs.  Trustmark’s ongoing human capital management initiatives resulted in a decrease of 83 FTE employees at December 31, 2009 compared to December 31, 2008, which was primarily accomplished through attrition resulting from technology improvements.  Employee benefits expense for 2009 decreased by approximately $2.6 million when compared to 2008 and is primarily attributed to a curtailment gain of $1.9 million as a result of the freeze in benefits of the Capital Accumulation Plan and Trustmark's ongoing human capital management initiatives previously mentioned.  During 2008, salary expense remained relatively flat when compared with the same time period in 2007 and was positively impacted by Trustmark’s ongoing human capital management initiatives which resulted in a decrease of 5 FTE employees at December 31, 2008 compared to December 31, 2007. Employee benefits expense for 2008 increased by approximately $305 thousand when compared to 2007 and is primarily attributed to increased costs for employee insurance programs and stock-based compensation plans.

Services and fees for 2009 increased $1.9 million, or 5.0%, when compared with 2008, while an increase of $1.1 million, or 3.0%, occurred when 2008 is compared with 2007.  The 2009 growth in services and fees expenses is primarily the result of Trustmark’s investment in a debit card rewards program implemented during 2008 and legal and professional expenses incurred throughout the year.

The combined growth in net occupancy-premises expense and equipment expense for 2009 was $373 thousand, or 1.0%, compared with an increase of $1.6 million, or 4.6%, in 2008.  Growth in these expense categories can be attributed to a decrease in Trustmark’s rental income due to the loss of a significant lessee.  During 2008, the growth resulted primarily from the opening of six new banking centers, which increased rental expense, ad valorem and personal property taxes, depreciation and data processing expenses.

During 2009, other expenses increased $24.1 million, or 63.4%, while in 2008, other expenses increased $4.2 million, or 12.2%. The growth in other expenses was primarily the result of increases in FDIC insurance, loan expenses and real estate foreclosure expenses, which increased $23.8 million when compared to 2008.  FDIC insurance expense increased due to growth in fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009.  On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Trustmark’s prepaid assessment amount was approximately $39.1 million and was collected by the FDIC on December 30, 2009.  During 2008, the growth in other expenses can be attributed to increases in FDIC insurance and real estate foreclosure expenses, which increased $6.1 million when compared to 2007.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Insurance Division and the Wealth Management Division.  Beginning in 2009, Management began making its strategic decisions about General Banking as a segment that also included the former Administration segment.  The decision to include the previously separate Administration segment within General Banking was based on the fact that the operations of the primary component of the Administration segment, Treasury, are solely dependent on the existence of the General Banking operations.  The decision to include the previously separate Administration segment within General Banking was also based on the fact that the vast majority of the resources in the other components of Administration (which comprise Executive Administration, Corporate Finance, and Human Resources) have historically primarily supported the General Banking segment.  A description of each segment and the methodologies used to measure financial performance is described in Note 19 – Segment Information located in Item 8 – Financial Statements and Supplementary Data.  Consolidated net income for 2009, 2008 and 2007 includes the impact of Katrina. Net income by operating segment is presented below ($ in thousands):

	2009	2008	2007
General Banking	$84,313	$79,471	$94,837
Insurance	4,248	5,377	6,908
Wealth Management	4,486	7,569	6,850
Consolidated Net Income	$93,047	$92,417	$108,595

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through over 150 offices in Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that were previously included in the former Administration segment.  These internal operations include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Net income for the General Banking Division increased by $4.8 million during 2009, or 6.1%, compared with 2008.  The 2009 increase primarily resulted from an increase in net interest income of $34.9 million net against a $27.0 million increase in noninterest expense.  In addition to the increases in net interest income and noninterest expense, the provision for loan losses increased $617 thousand and noninterest income increased $194 thousand.  The increase in net interest income is the result of a $40.5 million decrease in interest income offset with a $75.4 million decrease in interest expense.  In 2009, Trustmark expanded its net interest margin through diligent management of its assets and liabilities.  The increase in the net interest margin was primarily due to three main factors; 1) disciplined deposit pricing afforded to Trustmark due to a strong liquidity position, 2) prudent loan pricing, including the use of minimum loan rates/floors and 3) the purchase of fixed rate securities in 2008, of which were funded mostly with declining short-term, floating rate liabilities.  The $27.0 million increase in noninterest expense is due primarily to increases in real estate foreclosure and FDIC insurance of $10.4 million and $12.3 million respectively.  The increase in real estate foreclosure expense is primarily attributed to increases of $5.7 million, $1.0 million, and $1.1 million in the Florida, Memphis, and Corporate Real Estate business units respectively.  FDIC insurance expense increased due to growth in fee assessment rates in 2009 along with a $4.4 million special assessment.

Net income for the General Banking Division decreased by $15.4 million during 2008, or 16.2%, compared with 2007.  The 2008 decrease primarily resulted from an increase in the provision for loan losses of $52.7 million.  Along with the increase in the provision expense, net interest income increased $18.1 million, noninterest expense increased $6.3 million and noninterest income increased $15.7 million.  The increase in the provision for loan losses is primarily attributed to increases in Trustmark’s Florida and Mississippi markets of $26.9 million and $17.2 million, respectively.  The increase in the Florida provision for loan losses is a result of growth in nonperforming loans resulting from a weakening of homebuilder credit quality in that market. Mississippi’s increase in provision for loan losses is due to growth in net charge-offs, criticized and classified loans, as well as an increase in the consumer reserve factor.  Net interest income increased in 2008 by $18.1 million, or 6.1%, due to a $60.0 million decrease in interest income offset with a $78.1 million decrease in interest expense.  In 2008, Trustmark expanded its net interest margin while in a falling rate environment.  This was accomplished through deposit pricing discipline afforded to Trustmark due to a strong liquidity position, the purchase of fixed rate securities throughout the year and a widening in the spread between LIBOR and the Fed Funds rate that has since dissipated.  Noninterest income grew by $15.7 million, or 15.6%, in 2008 and is the result of an increase in revenues earned from mortgage banking. The growth in noninterest expense in 2008 totaled $6.3 million, or 2.7%, and resulted from increases in FDIC insurance, real estate foreclosures, loan expenses and outside services.  FDIC insurance increased $2.6 million in 2008 as Trustmark completed its utilization of credits provided by the FDIC during 2007.  In 2008, Trustmark implemented a debit rewards incentive program with a cost of $1.4 million in outside services.

Insurance

Trustmark’s Insurance Division includes two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.

Net income decreased $1.1 million, or 21.0% in 2009, compared to a decrease of $1.5 million, or 22.2% in 2008.  The decrease in net income in 2009 is attributed to a decrease in noninterest income of $3.4 million partially offset by a $1.5 million decrease in noninterest expense.  The decline in insurance revenues experienced during 2009 were primarily due to lower commission volume on commercial property and casualty policies, lower claims experience refunds from carriers and lower fees generated from captive insurance plans.  The decline in noninterest expense for 2009 is due primarily to a $1.3 million decrease in salaries and benefits, which holds a corresponding relationship with revenue.  In 2008, noninterest income decreased $3.0 million or 8.5%.  The decline in 2008 is due to pressure on premiums caused by softening rates.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group, along with the Trust group, are the primary service providers in this segment.  Two wholly-owned subsidiaries of TNB are included in Wealth Management.  TIA is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  TRMI acts as an agent to provide life, long-term care and disability insurance services for wealth management customers.

Net income in 2009 declined $3.1 million, or 40.7%, compared to an increase in 2008 of $719 thousand, or 10.5%.  Wealth management revenues are primarily fee generated.  In 2009, total noninterest income declined by $5.8 million, or 20.2%, while in 2008, noninterest income grew $2.1 million, or 8.1%.  The decrease in noninterest income in 2009 is the result of a historically low short-term interest rate environment that has negatively impacted money management fee income from money market funds and sweep arrangements as well as a smaller base throughout the year in assets under administration when compared with 2008, which were significantly impacted by declining stock market valuations.  Also, revenues from brokerage services have been negatively impacted by current market conditions.  Noninterest expenses decreased in 2009 by $1.0 million, or 4.8%, compared to an increase of $1.1 million, or 5.5%, in 2008.  In 2009, the decrease in noninterest expense is from a decrease in commissions and incentives, which is the result of the decline in noninterest income.  The growth in noninterest expense in 2008 is due primarily to increases in salaries and benefits related to commissions and incentives that are based on revenue performance.

Income Taxes

For the year ended December 31, 2009, Trustmark’s combined effective tax rate was 32.1% compared to 32.2% in 2008 and 33.4% in 2007.  The decrease in Trustmark’s effective tax rate in 2009 is due to immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Average earning assets totaled $8.570 billion, or 90.0% of total assets, at December 31, 2009, compared with $8.179 billion, or 89.6% of total assets, at December 31, 2008, an increase of $391.1 million, or 4.8%.

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

When compared with December 31, 2008, total investment securities increased by $114.9 million during 2009.  This increase resulted primarily from purchases of Agency guaranteed securities offset by maturities and paydowns.  In addition, during 2009, Trustmark sold approximately $188.5 million in securities, generating a gain of approximately $5.5 million.  This was a strategy undertaken primarily to manage the duration of the securities portfolio and capitalize upon advantageous market conditions.

The securities portfolio is one of many tools Management uses to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration of the portfolio and the balance of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the average life and the balance of investment securities at relatively low levels.  The weighted-average life during 2009 has lengthened despite the investment strategy mentioned above primarily due to slower prepayment expectations for mortgage related securities.  As a result, the weighted-average life of the portfolio increased to 3.58 years at December 31, 2009, compared to 1.85 years at December 31, 2008.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at year end for each of the last three years:

Amortized Cost of Securities by Type
($ in thousands)
	December 31,
	2009	2008	2007
Securities available for sale
U.S. Treasury securities	$-	$6,502	$8,005
U.S. Government agency obligations
Issued by U.S. Government agencies	20	27	34
Issued by U.S. Government sponsored agencies	48,685	24,821	-
Obligations of states and political subdivisions	115,118	98,323	45,704
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,765	8,476	4,417
Issued by FNMA and FHLMC	49,510	18,519	4,941
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,333,983	1,337,113	303,434
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	67,294	11,041	5,989
Corporate debt securities	6,087	8,254	70,971
Total securities available for sale	$1,632,462	$1,513,076	$443,495

Securities held to maturity
Obligations of states and political subdivisions	$74,643	$102,901	$114,497
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,044	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	148,226	156,728	160,473
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,071	-	-
Foreign debt securities	-	-	126
Total securities held to maturity	$232,984	$259,629	$275,096

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At December 31, 2009, AFS securities totaled $1.684 billion, which represented 87.8% of the securities portfolio, compared to $1.543 billion, or 85.6%, at December 31, 2008.  At December 31, 2009, unrealized gains, net on AFS securities totaled $51.9 million compared with unrealized gains, net of $29.8 million at December 31, 2008.  At December 31, 2009, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2009, HTM securities totaled $233.0 million and represented 12.2% of the total portfolio, compared with $259.6 million, or 14.4%, at the end of 2008.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 89% of the portfolio in U.S. Government agency-backed obligations and other AAA rated securities.  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Federal Reserve Bank and Depository Trust and Clearing Corporation, Trustmark does not hold any equity investment in government sponsored entities.

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2009, and the weighted-average yield for each range of maturities (tax equivalent basis):

Maturity/Yield Analysis Table	Maturing
($ in thousands)	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$-	-	$20	3.86%	$-	-	$-	-	$20
Issued by U.S. Government Sponsored Agencies	-	-	-	-	48,685	3.56%	-	-	48,685
Obligations of states and political subdivisions	4,330	5.27%	29,110	5.74%	57,680	4.91%	23,998	5.53%	115,118
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	3	6.36%	248	6.19%	132	9.23%	11,382	5.68%	11,765
Issued by FNMA and FHLMC	-	-	8	5.24%	436	6.75%	49,066	3.92%	49,510
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	7,203	4.23%	21,217	4.82%	1,305,563	4.83%	1,333,983
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	44,401	4.40%	22,893	4.94%	67,294
Corporate debt securities	6,087	4.46%	-	-	-	-	-	-	6,087
Total securities available for sale	$10,420	4.80%	$36,589	5.44%	$172,551	4.39%	$1,412,902	4.82%	$1,632,462

Securities held to maturity
Obligations of states and political subdivisions	$5,173	6.91%	$25,459	7.14%	$30,134	7.26%	$13,877	8.54%	$74,643
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	-	-	-	-	7,044	4.58%	7,044
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	148,226	4.56%	148,226
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	3,071	4.65%	3,071
Total securities held to maturity	$5,173	6.91%	$25,459	7.14%	$30,134	7.26%	$172,218	4.88%	$232,984

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As of December 31, 2009, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at December 31, 2009.

Securities Portfolio by Credit Rating (1)
($ in thousands)
	December 31, 2009
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,511,253	92.6%	$1,560,696	92.7%
Aa1 to Aa3	35,053	2.1%	35,810	2.1%
A1 to A3	24,757	1.5%	24,984	1.5%
Baa1 to Baa3	7,545	0.5%	7,684	0.5%
Not Rated (2)	53,854	3.3%	55,222	3.2%
Total securities available for sale	$1,632,462	100.0%	$1,684,396	100.0%

Securities Held to Maturity
AAA	$160,710	69.0%	$166,138	69.0%
Aa1 to Aa3	22,341	9.6%	23,564	9.8%
A1 to A3	15,245	6.5%	15,570	6.5%
Baa1 to Baa3	3,489	1.5%	3,543	1.5%
Not Rated (2)	31,199	13.4%	31,859	13.2%
Total securities held to maturity	$232,984	100.0%	$240,674	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2009, approximately 93% of the available for sale securities are rated AAA investment grade and the same is true with respect to 69% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At December 31, 2009, loans held for sale totaled $226.2 million, consisting of $145.2 million of residential real estate mortgage loans in the process of being sold to third parties and $81.0 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2008, loans held for sale totaled $238.3 million, consisting of $198.8 million in residential real estate mortgage loans in the process of being sold to third parties and $39.5 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During the two years ended December 31, 2009, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

Loans and Allowance for Loan Losses

Loans at December 31, 2009 totaled $6.320 billion compared to $6.722 billion at December 31, 2008, a decrease of $402.6 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and indirect consumer auto loans.  In addition, these loan classifications, as well as commercial and industrial loans, have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to Trustmark’s Florida market, which at December 31, 2009 had loans totaling $198.9 million; a decrease of $95.6 million from December 31, 2008.  This trend is expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve. The consumer loan portfolio decrease of $288.7 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at December 31, 2009, 2008, and 2007, was $386.0 million, $634.2 million, and $845.3 million, respectively, and had an average remaining life of 1.24 years at December 31, 2009.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

The table below shows the carrying value of the loan portfolio at the end of each of the last five years:

Loan Portfolio by Type
($ in thousands)	December 31,
	2009	2008	2007	2006	2005
Loans secured by real estate:
Construction, land development and other land loans	$830,069	$1,028,788	$1,194,940	$896,254	$715,174
Secured by 1-4 family residential properties	1,650,743	1,524,061	1,694,757	1,842,886	1,901,196
Secured by nonfarm, nonresidential properties	1,467,307	1,422,658	1,325,379	1,326,658	1,061,669
Other real estate secured	197,421	186,915	167,610	148,921	166,685
Loans to finance agricultural production and other loans to farmers	23,005	18,641	23,692	23,938	40,162
Commercial and industrial loans	1,126,676	1,305,938	1,283,014	1,106,460	861,167
Consumer loans	606,315	895,046	1,087,337	934,261	880,868
Obligations of states and political subdivisions	326,162	270,599	228,330	233,666	230,214
Loans for purchasing or carrying securities	11,659	20,566	4,949	8,110	5,204
Other loans	80,440	49,191	30,784	41,999	51,004
Loans	$6,319,797	$6,722,403	$7,040,792	$6,563,153	$5,913,343

The loan composition by region at December 31, 2009 is reflected in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	December 31, 2009

Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$830,069	$198,906	$302,918	$59,322	$268,923
Secured by 1-4 family residential properties	1,650,743	87,282	1,367,633	165,016	30,812
Secured by nonfarm, nonresidential properties	1,467,307	180,267	828,954	216,520	241,566
Other real estate secured	197,421	5,388	162,607	9,969	19,457
Commercial and industrial loans	1,126,676	19,869	832,166	60,351	214,290
Consumer loans	606,315	2,287	565,973	28,946	9,109
Other loans	441,266	29,655	365,162	22,576	23,873
Loans	$6,319,797	$523,654	$4,425,413	$562,700	$808,030

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Construction, Land Development and Other Land Loans by Region
Lots	$99,738	$61,725	$24,791	$4,551	$8,671
Development	187,384	27,227	68,443	9,185	82,529
Unimproved land	277,723	76,762	108,130	32,623	60,208
1-4 family construction	120,813	10,929	70,440	5,825	33,619
Other construction	144,411	22,263	31,114	7,138	83,896
Construction, land development and other land loans	$830,069	$198,906	$302,918	$59,322	$268,923

	December 31, 2009

Loans Secured by Nonfarm, Nonresidential Properties by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Income producing:
Retail	$171,790	$34,239	$83,992	$28,523	$25,036
Office	158,625	56,125	81,950	11,435	9,115
Nursing homes/assisted living	122,324	-	112,028	4,921	5,375
Hotel/motel	68,864	13,832	31,000	11,127	12,905
Industrial	22,341	6,944	5,136	1,217	9,044
Health care	11,497	-	11,431	66	-
Convenience stores	7,732	307	4,873	1,330	1,222
Other existing	142,166	13,623	62,134	17,248	49,161
Total Income Producing	705,339	125,070	392,544	75,867	111,858

Owner-occupied:
Churches	122,211	2,353	53,668	61,719	4,471
Office	116,299	21,714	57,668	17,730	19,187
Health care	82,010	11,355	57,291	4,308	9,056
Industrial warehouses	80,082	2,503	57,932	431	19,216
Convenience stores	70,577	1,315	48,161	4,210	16,891
Retail	39,336	6,045	21,723	1,258	10,310
Auto dealerships	22,658	642	16,997	1,686	3,333
Restaurants	35,718	900	25,097	6,153	3,568
Miscellaneous commercial owner-occupied	193,077	8,370	97,873	43,158	43,676
Total Owner-Occupied	761,968	55,197	436,410	140,653	129,708

Loans secured by nonfarm, nonresidential properties	$1,467,307	$180,267	$828,954	$216,520	$241,566

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes, are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At December 31, 2009, Trustmark held “alt A” mortgages with an aggregate principal balance of approximately $2.1 million (0.05% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

Due to the short-term nature of most commercial real estate lending and the practice of annual renewal of commercial lines of credit, approximately one-third of Trustmark’s portfolio matures in less than one year.  Such a short-term maturity profile is not unusual for a commercial bank and provides Trustmark the opportunity to obtain updated financial information from its borrowers and to actively monitor its borrowers’ credit worthiness.  This maturity profile is well matched with many of Trustmark’s sources of funding, which are also short-term in nature.

The following table provides information regarding Trustmark’s loan maturities by category at December 31, 2009:

Loan Maturities by Category
($ in thousands)
	Maturing
Loan Type	Within One Year or Less	One Year Through Five Years	After Five Years	Total
Construction, land development and other land loans	$532,729	$266,542	$30,798	$830,069
Secured by 1-4 family residential properties	551,246	319,232	780,265	1,650,743
Other loans secured by real estate	462,580	956,843	245,305	1,664,728
Commercial and industrial	584,723	478,142	63,811	1,126,676
Consumer loans	97,106	495,177	14,032	606,315
Other loans	110,048	117,796	213,422	441,266
Total	$2,338,432	$2,633,732	$1,347,633	$6,319,797

The following table provides information regarding Trustmark’s loan maturities by interest rate sensitivity at December 31, 2009.

Loan Maturities by Interest Rate Sensitivity
($ in thousands)
	Maturing
Loan Type	Within One Year or Less	One Year Through Five Years	After Five Years	Total
Predetermined interest rates	$814,736	$2,140,774	$1,235,093	$4,190,603
Floating interest rates:
Loans which are at contractual floor	695,200	246,946	30,721	972,867
Loans which are free to float	828,496	246,012	81,819	1,156,327
Total floating interest rates	1,523,696	492,958	112,540	2,129,194

Total	$2,338,432	$2,633,732	$1,347,633	$6,319,797

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

The table below illustrates the changes in Trustmark’s allowance for loan losses and well Trustmark’s loan loss experience for each of the last five years:

Analysis of the Allowance for Loan Losses	Years Ended December 31,
($ in thousands)	2009	2008	2007	2006	2005

Balance at beginning of period	$94,922	$79,851	$72,098	$76,691	$64,757
Loans charged off:
Real estate loans	(55,148)	(48,182)	(8,678)	(1,511)	(2,770)
Loans to finance agricultural production and other loans to farmers	-	(3)	(297)	(3)	(14)
Commercial and industrial	(5,715)	(3,182)	(2,136)	(1,670)	(2,978)
Consumer	(15,759)	(15,976)	(10,207)	(7,740)	(8,147)
All other loans	(4,089)	(4,424)	(5,472)	(4,014)	(2,913)
Total charge-offs	(80,711)	(71,767)	(26,790)	(14,938)	(16,822)
Recoveries on loans previously charged off:
Real estate loans	555	208	57	152	135
Commercial and industrial	2,935	1,137	1,356	1,729	1,006
Consumer	5,997	5,874	5,944	6,130	5,300
All other loans	2,852	3,207	3,402	2,955	2,774
Total recoveries	12,339	10,426	10,759	10,966	9,215
Net charge-offs	(68,372)	(61,341)	(16,031)	(3,972)	(7,607)
Provision for loan losses	77,112	76,412	23,784	(5,938)	19,541
Allowance of acquired bank	-	-	-	5,317	-
Balance at end of period	$103,662	$94,922	$79,851	$72,098	$76,691

Percentage of net charge-offs during period to average loans outstanding during the period	1.01%	0.87%	0.23%	0.06%	0.13%
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

During the quarter ended June 30, 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon current regulatory guidance from its primary regulator.  This refined methodology delineates the commercial purpose and commercial construction loan portfolios into 13 separate loan types, which have similar characteristics, such as, repayment, collateral and risk profiles.  Within each loan type, a 10 point risk rating system is utilized to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type. This change expanded commercial loans from a single pool in 2008 and prior years to the thirteen separate pools as segmented below:

➢	Commercial Purpose Loans
●	Real Estate – Owner Occupied
●	Real Estate – Non-Owner Occupied
●	Working Capital
●	Non-Working Capital
●	Land
♦	Florida
♦	Mississippi, Tennessee and Texas
●	Lots and Development
♦	Florida
♦	Mississippi, Tennessee and Texas
●	Political Subdivisions

➢	Commercial Construction Loans
●	1 to 4 Family
♦	Florida
♦	Mississippi, Tennessee and Texas
●	Non-1 to 4 Family
♦	Florida
♦	Mississippi, Tennessee and Texas

The quantitative factors utilized in determining the required reserve are intended to reflect a three-year average by loan type; however, because of the current economic recession and the development of the refined reserve methodology, a historical 2008 loss ratio was utilized.  Trustmark will develop its three-year loss factors utilizing 2008 as a base year.  The qualitative factors utilize eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.

Because of these enhancements, Trustmark was able to increase risk rate factors for commercial loans by type from 10 in 2008, to 130 in 2009.  This allowed Trustmark to reallocate loan loss reserves to loans that represent the highest risk.  As a result, approximately $8.0 million in qualitative reserves were reallocated to specific reserves during the second quarter of 2009.

At December 31, 2009, the allowance for loan losses was $103.7 million, an increase of $8.7 million when compared with December 31, 2008, primarily resulting from increased credit risk associated with growth in nonperforming loans.  Trustmark has not experienced any abnormal credit deterioration, excluding the Florida Panhandle where, after a decade of growth, the economy has declined as a result of overbuilding commercial developments of residential real estate.  Trustmark is actively engaged in the resolution of credit issues in the Florida Panhandle.  Total allowance coverage of nonperforming loans, excluding impaired loans charged down to net realizable value, at December 31, 2009, was 150.1%, compared to 166.1% at December 31, 2008. Trustmark’s allocation of its allowance for loan losses represents 2.10% of commercial loans and 0.80% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.64% at December 31, 2009.  This compares with an allowance to total loans of 1.41% at December 31, 2008, which was allocated to commercial loans at 1.79% and to consumer and mortgage loans at 0.72%.

Managing credit risks resulting from the current economic and real estate market conditions continues to be a primary focus for Trustmark. Nonperforming assets totaled $231.3 million at December 31, 2009, an increase of $78.7 million relative to December 31, 2008.  Collectively, total nonperforming assets to total loans and other real estate at December 31, 2009 was 3.48% compared to 2.18% at December 31, 2008.  Net charge-offs in 2009 totaled $68.4 million, or 1.01% of average loans, while the provision for loan losses increased to $77.1 million.  The increase in each of these metrics is principally attributable to residential real estate conditions, primarily in Trustmark’s Florida market.  To put into proper perspective, the Florida market represented approximately 8% of Trustmark’s total loans but 52% of nonperforming assets, 62% of total provisioning and 53% of net charge-offs in 2009.

Total nonaccrual loans increased $27.1 million during 2009 to $141.2 million, or 2.16% of total loans, due primarily to one commercial real estate credit in Mississippi, two commercial real estate credits in Tennessee, seven commercial real estate credits and one consumer real estate credit in Florida, and four commercial real estate credits in Texas regions, which were reserved for or written-down to fair value of the underlying collateral less cost to sell.  Other real estate increased $51.5 million at December 31, 2009 compared to December 31, 2008, primarily due to six construction, land development and other land properties in Florida; and four development projects in Mississippi and two in Texas being moved into other real estate.  During 2009, there was $7.4 million in other real estate valuation adjustments due to a continual decline in commercial developments of residential real estate values.

Nonperforming Assets
($ in thousands)	December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans
Florida	$74,159	$75,092	$43,787	$4,429	$348
Mississippi (1)	31,050	18,703	13,723	23,889	24,100
Tennessee (2)	12,749	3,638	4,431	3,708	3,788
Texas	23,204	16,605	3,232	4,373	678
Total nonaccrual loans	141,162	114,038	65,173	36,399	28,914
Other real estate
Florida	45,927	21,265	995	-	-
Mississippi (1)	22,373	6,113	1,123	1,065	1,594
Tennessee (2)	10,105	8,862	6,084	1,140	2,051
Texas	11,690	2,326	146	304	462
Total other real estate	90,095	38,566	8,348	2,509	4,107
Total nonperforming assets	$231,257	$152,604	$73,521	$38,908	$33,021

Nonperforming assets/total loans (including loans held for sale) and ORE	3.48%	2.18%	1.02%	0.58%	0.56%

Loans Past Due 90 days or more
Loans held for investment	$8,901	$5,139	$4,853	$2,957	$2,719

Serviced GNMA loans eligible for repurchase (no obligation to repurchase)	$46,661	$18,095	$11,847	$8,510	$22,769

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As reported in the table above, Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During the five years ended December 31, 2009, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

The following table illustrates nonaccrual loans by loan type for the past five years:

Nonaccrual Loans by Loan Type
($ in thousands)
	December 31,
	2009	2008	2007	2006	2005
Construction, land development and other land loans	$81,805	$72,582	$45,999	$2,182	$1,797
Secured by 1-4 family residential properties	31,464	11,699	10,851	5,314	8,430
Secured by nonfarm, nonresidential properties	18,056	10,775	4,694	15,274	6,493
Other loans secured by real estate	2,097	3,351	165	75	681
Commercial and industrial	6,630	14,617	2,506	12,584	10,725
Consumer loans	973	976	883	754	430
Other loans	137	38	75	216	358
Total Nonaccrual Loans by Type	$141,162	$114,038	$65,173	$36,399	$28,914

The following table illustrates other real estate by type of property for the past five years:

Other Real Estate by Property Type
($ in thousands)
	December 31,
	2009	2008	2007	2006	2005
Construction, land development and other land loans	$60,276	$28,824	$3,635	$408	$868
1-4 family residential properties	11,001	8,443	4,446	1,536	1,419
Nonfarm, nonresidential properties	7,285	1,220	174	565	1,820
Other real estate loans	11,533	79	93	-	-
Total other real estate	$90,095	$38,566	$8,348	$2,509	$4,107

Trustmark has made significant progress in the resolution of its construction and land development portfolio in Florida.  Over the last 24 months, this portfolio has been reduced by $187.3 million, or 48.5%, to $198.9 million.  At December 31, 2009, Florida non-impaired construction and land development loans totaled $163.0 million with an associated reserve for loan losses of $23.9 million, or 14.7%.

As seen in the table below, at December 31, 2009, approximately $86.4 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $35.9 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

Florida Credit Quality
($ in thousands)
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$61,725	$24,735	$-	$11,335	$10,987	$2,413
Development	27,227	17,336	-	3,964	770	12,602
Unimproved land	76,762	50,515	19,945	12,064	1,210	17,296
1-4 family construction	10,929	4,608	1,489	-	419	2,700
Other construction	22,263	13,355	2,735	9,215	489	916
Construction, land development and other land loans	198,906	110,549	24,169	36,578	13,875	35,927
Commercial, commercial real estate and consumer	324,748	79,793	32,005	23,431	14,963	9,394

Total Florida loans	$523,654	$190,342	$56,174	$60,009	$28,838	$45,321

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Nonimpaired Loans
Construction, land development and other land loans:
Lots	$59,312	$7,588	12.79%
Development	14,625	2,578	17.63%
Unimproved land	59,466	9,707	16.32%
1-4 family construction	8,229	449	5.46%
Other construction	21,347	3,622	16.97%
Construction, land development and other land loans	162,979	23,944	14.69%
Commercial, commercial real estate and consumer	315,354	8,439	2.68%

Total Florida loans	$478,333	$32,383	6.77%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Net charge-offs for 2009 totaled $68.4 million, or 1.01% of average loans, compared to $61.3 million, or 0.87% in 2008, and $16.0 million, or 0.23% in 2007.  The increase for 2009 and 2008 can be primarily attributed to a continued decline in commercial developments of residential real estate property values and sales activity.  Management continues to monitor the impact of declining real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Years Ended December 31,
	2009	2008	2007
Florida	$36,405	$42,691	$4,545
Mississippi (1)	21,799	14,690	8,737
Tennessee (2)	3,723	2,341	1,500
Texas	6,445	1,619	1,249
Total net charge-offs	$68,372	$61,341	$16,031

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off.  Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by commercial developments of residential real estate are generally charged-off or written down when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full during the month in which the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $6.4 million at December 31, 2009, a decrease of $17.0 million when compared with December 31, 2008.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.188 billion at December 31, 2009, compared with $6.824 billion at December 31, 2008, an increase of $364.6 million, or 5.3%.  This growth in deposits is comprised of an increase in both noninterest-bearing and interest-bearing deposits of $189.0 million and $175.6 million, respectively.  The increase in noninterest-bearing deposits can be primarily attributed to normal fluctuations in business Demand Deposit Accounts (DDA) balances as well as a “flight to quality” from depositors, especially large corporate depositors, to the unlimited deposit insurance of FDIC Transaction Account Guaranteed qualified accounts.  Increases in interest-bearing deposits resulted primarily from growth in balances held by public entities and individuals due to seasonal fluctuations.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, the treasury tax and loan note option account and TAF borrowings.  Short-term borrowings totaled $907.0 million at December 31, 2009, a decrease of $635.1 million, when compared with $1.542 billion at December 31, 2008.  This decrease results primarily from declines of $158.1 million in federal funds purchased and securities sold under repurchase agreements, $200.0 million in TAF borrowings and $325.0 million in short-term FHLB advances as Trustmark focused on utilizing retail deposits as its primary source of funding as well as lower funding pressures due to declining earning asset balances.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

Federal funds purchased and securities sold under repurchase agreements:	2009	2008	2007
Amount outstanding at end of period	$653,032	$811,129	$460,763
Weighted average interest rate at end of period	0.11%	0.18%	3.30%
Maximum amount outstanding at any month end during each period	$738,201	$927,902	$525,142
Average amount outstanding during each period	$621,638	$626,767	$447,438
Weighted average interest rate during each period	0.18%	1.66%	4.52%

Short-term borrowings:
Amount outstanding at end of period	$253,957	$730,958	$474,354
Weighted average interest rate at end of period	0.69%	0.82%	4.30%
Maximum amount outstanding at any month end during each period	$766,715	$730,958	$526,879
Average amount outstanding during each period	$371,173	$276,974	$269,102
Weighted average interest rate during each period	0.66%	2.54%	5.10%

Benefit Plans

Capital Accumulation Plan

As disclosed in Note 12 – Defined Benefit and Other Postretirement Benefits included in Item 8 - Financial Statements and Supplementary Data, Trustmark maintains a noncontributory defined benefit pension plan, which covers substantially all associates employed prior to January 1, 2007. The plan provides benefits that are based on the length of credited service and final average compensation.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During 2009, Trustmark recorded a curtailment gain of $1.9 million as a result of the freeze in plan benefits due to the recognition of the prior service credits previously included in accumulated other comprehensive loss.

At December 31, 2009, the fair value of plan assets totaled $72.2 million and was exceeded by the plan projected benefit obligation of $91.7 million by $19.5 million.  Net periodic benefit cost equaled $51 thousand in 2009 compared to $2.3 million in 2008 and $2.5 million in 2007.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For both 2009 and 2008, the process used to select the discount rate assumption under FASB ASC Topic 715, “Employers’ Accounting for Pensions,” takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  For 2007, the discount rate was selected based on Moody’s Aa corporate bond rate plus 0.25%.  These assumptions, which have been individually chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

For 2009, the minimum required contribution was zero.  In 2010, Trustmark’s minimum required contribution is expected to be zero; however, Management and the Board of Directors will monitor the plan throughout 2010 to determine any funding requirements by the plan’s measurement date of December 31.

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

At December 31, 2009, the accrued benefit obligation equaled $41.6 million, while the net periodic benefit cost equaled $3.5 million in 2009, $3.7 million in 2008 and $3.3 million in 2007.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plan’s measurement date on December 31. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2009, these unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both December 31, 2009 and 2008, Trustmark had commitments to extend credit of $1.7 billion.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At December 31, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $187.5 million and $170.4 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Trustmark is obligated under certain contractual arrangements.  The amount of the payments due under those obligations as of December 31, 2009 is shown in the table below.

Contractual Obligations
($ in thousands)
	Less than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Subordinated notes	$-	$-	$-	$49,774	$49,774
Junior subordinated debt securities	-	-	-	70,104	70,104
Operating lease obligations	4,192	5,298	2,465	6,319	18,274
Time deposits	2,079,683	314,713	26,206	129	2,420,731
FHLB advances	125,000	75,000	-	-	200,000
Securities sold under repurchase agreements	139,143	-	-	-	139,143
Total	$2,348,018	$395,011	$28,671	$126,326	$2,898,026

Capital Resources

At December 31, 2009, Trustmark’s total shareholders’ equity was $1.110 billion, a decrease of $68.4 million from its level at December 31, 2008.  During 2009, shareholders’ equity decreased primarily as a result of the repurchases of both the Senior Preferred Stock and the Warrant for $215.0 million and $10.0 million, respectively, and preferred and common dividends of $11.3 million and $53.3 million, respectively.  These decreases were partially offset by net income of $93.0 million, a decrease in accumulated other comprehensive loss of $13.1 million and an increase in common stock and surplus of $109.3 million which resulted from the issuance of common stock in the fourth quarter of 2009.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Offering

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and estimated offering expenses.  Proceeds from this offering were used in the redemption of Senior Preferred Stock discussed below.

Repurchase of Preferred Stock

On November 21, 2008, Trustmark issued 215,000 shares of Senior Preferred Stock to the Treasury  in a private placement transaction as part of the Troubled Assets Relief Program Capital Purchase Program (TARP CPP), a voluntary initiative for healthy U.S. financial institutions. As part of its participation in the TARP CPP, Trustmark also issued to the Treasury a Warrant to purchase up to 1,647,931 shares of Trustmark’s common stock, at an initial exercise price of $19.57 per share, subject to customary anti-dilution adjustments.

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge of $8.2 million to net income available to common shareholders in Trustmark’s fourth quarter financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.  In addition, on December 30, 2009, Trustmark repurchased in full from the Treasury, the Warrant to purchase 1,647,931 shares of Trustmark’s common stock, which was issued to the Treasury pursuant to the TARP CPP.  The purchase price paid by Trustmark to the Treasury for the Warrant was its fair value of $10.0 million.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of December 31, 2009, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2009.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2009, which Management believes have affected TNB’s present classification.

In addition, during 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  The decrease in Tier 1 capital experienced during 2009 resulted from the repurchase of the Senior Preferred Stock, which was partially offset somewhat by the common stock offering, all of which is considered Tier 1 capital.

Regulatory Capital Table
($ in thousands)
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At December 31, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

At December 31, 2008:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,090,335	14.95%	$583,571	8.00%	n/a	n/a
Trustmark National Bank	1,045,769	14.52%	576,082	8.00%	$720,102	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$949,365	13.01%	$291,785	4.00%	n/a	n/a
Trustmark National Bank	909,370	12.63%	288,041	4.00%	$432,061	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$949,365	10.42%	$273,353	3.00%	n/a	n/a
Trustmark National Bank	909,370	10.13%	269,197	3.00%	$448,662	5.00%

Dividends on Common Stock

Dividends per common share for the year ended December 31, 2009 and 2008 were $0.92.  Trustmark’s dividend payout ratio for 2009, 2008 and 2007 was 73.0%, 57.9%, and 47.3%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2010 approximately $57.2 million plus its net income for that year to pay as dividends.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during 2009 or 2008 and currently has no authorization from the Board of Directors to repurchase its common stock.  During 2007, Trustmark repurchased approximately 1.4 million shares of its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.012 billion for 2009 and represented approximately 73.7% of average liabilities and shareholders’ equity when compared to average deposits of $7.003 billion, which represented 76.7% of average liabilities and shareholders’ equity for 2008.  During the year ended December 31, 2009, total deposits increased approximately $364.6 million and the loan portfolio decreased approximately $411.3 million.  This increase in deposits, offset by the payoff of TARP net of the new stock issuance as well as net loan run-off, contributed to the reduction in the use of wholesale funding by approximately $605 million.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2009, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $107.7 million compared to $105.7 million at December 31, 2008.  At December 31, 2009 and 2008, Trustmark had no outstanding brokered certificates of deposit.

At December 31, 2009, Trustmark had $454.0 million of upstream Federal funds purchased, compared to $616.0 million at December 31, 2008.  Trustmark maintains adequate Federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $200.0 million in advances at December 31, 2009, compared with $450.0 million in advances at December 31, 2008.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.726 billion at December 31, 2009.

Additionally, during 2009, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing due to increased levels of unencumbered investment securities.  At December 31, 2009, Trustmark had approximately $245.5 million available in repurchase capacity compared to no repurchase capacity at December 31, 2008.

Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At December 31, 2009, Trustmark had approximately $821.6 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $724.3 million at December 31, 2008.

During the fourth quarter of 2008, Trustmark borrowed $200.0 million under the Federal Reserve Bank’s new TAF program.  At December 31, 2009, Trustmark had no outstanding TAF borrowings. This temporary program was implemented to help relieve the stress in the short-term financial markets.  Under the program, banks are allowed to bid at auction on term fed funds offered by the Federal Reserve Bank.  All TAF borrowings are required to be collateralized by assets pledged to the Discount Window.  Borrowings under this program reduce Trustmark’s overnight borrowing capacity through the Discount Window.  At December 31, 2009, Trustmark had TAF capacity of $821.6 million.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At December 31, 2009, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At December 31, 2009, Trustmark had $55.3 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  Trustmark repurchased the 215,000 shares of Senior Preferred Stock from the Treasury in December 2009.  Also, in December 2009, Trustmark issued common stock and received net proceeds of $109.3 million to use in the repurchase of the Senior Preferred Stock.  At December 31, 2009, Trustmark has no shares of preferred stock issued.  For further information regarding Trustmark’s repurchase of Senior Preferred Stock and the issuance of common stock, please refer to the section Capital Resources found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $267.0 million at December 31, 2009, with a valuation adjustment of positive $2.1 million, compared to $594.3 million, with a valuation adjustment of negative $1.3 million as of December 31, 2008.

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  During 2009, the impact of implementing this strategy resulted in a net negative ineffectiveness of $22 thousand compared with a net positive ineffectiveness from hedging of $11.1 million during 2008.

Recent Accounting Pronouncements

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and nonpublic nongovernmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Accounting Standards Adopted in 2009

FASB ASC Topic 855, “Subsequent Events.”  Accounting guidance under FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC Topic 855 became effective for Trustmark’s financial statements for periods ending after June 15, 2009 and the adoption did not have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Accounting guidance under FASB ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This accounting guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This accounting guidance also amended prior guidance to expand certain disclosure requirements. Trustmark’s adoption of the accounting guidance under FASB ASC Topic 820 during the second quarter of 2009 did not have a significant impact on Trustmark’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under FASB ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under FASB ASC Topic 820 was effective for Trustmark’s financial statements beginning October 1, 2009 and did not have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  Accounting guidance under FASB ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the accounting guidance of FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  Trustmark’s adoption of the accounting guidance of FASB ASC Topic 320 during the second quarter of 2009 did not have a significant impact on Trustmark’s financial statements.

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

FASB ASC Topic 815, “Derivatives and Hedging.”  Accounting guidance under FASB ASC Topic 815 amends prior guidance and expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. FASB ASC Topic 815 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 18 - Derivative Financial Instruments.

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

FASB ASC Topic 715, “Compensation – Retirement Benefits.”   Accounting guidance under FASB ASC Topic 715 provides guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance shall be provided for fiscal years ending after December 15, 2009.  The required disclosures are reported in Note 12 - Defined Benefit and Other Postretirement Benefits.

Accounting Standards Update No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  Effective December 31, 2009, Trustmark adopted ASU 2009-12, relative to its mutual fund investments in its defined benefit plan. ASU 2009-12 amends SFAS No. 157 and permits, as a practical expedient, for the estimation of the fair value of investments in investment companies for which the investment does not have a readily determinable fair value using net asset value per share or its equivalent.  The adoption of ASU 2009-12 did not have a significant impact on Trustmark’s financial statements.

Accounting Guidance Effective After December 31, 2009

Other new accounting guidance issued but not effective until after December 31, 2009 include the following:

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

SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 166 amends ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 has also modified the criteria that must be met in order for a transfer of a portion of a financial asset, such as a loan participation, to qualify for sale accounting.  SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

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

Based on the results of the simulation models using static balances at December 31, 2009, it is estimated that net interest income may decrease 3.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At December 31, 2008, the results of the simulation models using static balances indicated that net interest income would decrease 1.2% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at December 31, 2009, it is estimated net interest income may decrease by 0.8% compared to a 3.1% decrease at December 31, 2008.  At December 31, 2009 and 2008, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at December 31, 2009 and 2008:

Interest Rate Exposure Analysis	Estimated Annual % Change in Net Interest Income
	2009	2008
Change in Interest Rates
+200 basis points	-3.2%	-1.2%
+100 basis points	-2.2%	0.0%
-100 basis points	-0.8%	-3.1%

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2010 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements, which is referred to as net portfolio value. As of December 31, 2009, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 1.1%, while an instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 4.0%.  In comparison, the models indicated a net portfolio value decrease of 4.1% as of December 31, 2008, had interest rates moved up instantaneously 200 basis points, and a decrease of 1.5%, had an instantaneous 100 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at December 31, 2009 and 2008:

Economic Value - at - Risk	Estimated % Change in Net Portfolio Value
	2009	2008
Change in Interest Rates
+200 basis points	1.1%	-4.1%
+100 basis points	1.5%	-0.6%
-100 basis points	-4.0%	-1.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2008, the Corporation changed its method of accounting for fair value measurements effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Jackson, Mississippi
February 25, 2010

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands except share data)

	December 31,
	2009	2008
Assets
Cash and due from banks (noninterest-bearing)	$213,519	$257,930
Federal funds sold and securities purchased under reverse repurchase agreements	6,374	23,401
Securities available for sale (at fair value)	1,684,396	1,542,841
Securities held to maturity (fair value: $240,674-2009; $264,039-2008)	232,984	259,629
Loans held for sale	226,225	238,265
Loans	6,319,797	6,722,403
Less allowance for loan losses	103,662	94,922
Net loans	6,216,135	6,627,481
Premises and equipment, net	151,161	156,811
Mortgage servicing rights	50,513	42,882
Goodwill	291,104	291,104
Identifiable intangible assets	19,825	23,821
Other assets	433,782	326,744
Total Assets	$9,526,018	$9,790,909

Liabilities
Deposits:
Noninterest-bearing	$1,685,187	$1,496,166
Interest-bearing	5,503,278	5,327,704
Total deposits	7,188,465	6,823,870
Federal funds purchased and securities sold under repurchase agreements	653,032	811,129
Short-term borrowings	253,957	730,958
Long-term FHLB advance	75,000	-
Subordinated notes	49,774	49,741
Junior subordinated debt securities	70,104	70,104
Other liabilities	125,626	126,641
Total Liabilities	8,415,958	8,612,443

Commitments and Contingencies

Shareholders' Equity
Preferred stock - authorized 20,000,000 shares
Series A, no par value, (liquidation preference $1,000 per share)
Issued and outstanding: Zero (0) shares - 2009, 215,000 shares - 2008	-	205,126
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 63,673,839 shares - 2009; 57,324,737 shares - 2008	13,267	11,944
Capital surplus	244,864	139,471
Retained earnings	853,553	836,642
Accumulated other comprehensive loss, net of tax	(1,624)	(14,717)
Total Shareholders' Equity	1,110,060	1,178,466
Total Liabilities and Shareholders' Equity	$9,526,018	$9,790,909

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)

	Years Ended December 31,
	2009	2008	2007
Interest Income
Interest and fees on loans	$354,518	$429,681	$500,633
Interest on securities:
Taxable	80,715	46,161	31,784
Tax exempt	5,349	5,113	6,463
Interest on federal funds sold and securities purchased under reverse repurchase agreements	66	502	2,147
Other interest income	1,414	1,822	2,116
Total Interest Income	442,062	483,279	543,143
Interest Expense
Interest on deposits	78,886	139,922	200,375
Interest on federal funds purchased and securities sold under repurchase agreements	1,133	10,393	20,224
Other interest expense	7,834	13,804	21,761
Total Interest Expense	87,853	164,119	242,360
Net Interest Income	354,209	319,160	300,783
Provision for loan losses	77,112	76,412	23,784
Net Interest Income After Provision for Loan Losses	277,097	242,748	276,999
Noninterest Income
Service charges on deposit accounts	54,087	53,717	54,179
Insurance commissions	29,079	32,440	35,286
Wealth management	22,079	27,600	25,755
General banking - other	23,041	23,230	24,876
Mortgage banking, net	28,873	26,480	12,024
Other, net	5,616	13,286	10,215
Securities gains, net	5,467	505	112
Total Noninterest Income	168,242	177,258	162,447
Noninterest Expense
Salaries and employee benefits	169,252	171,137	170,722
Services and fees	40,292	38,379	37,259
Net occupancy - premises	20,051	19,508	18,517
Equipment expense	16,462	16,632	16,039
Other expense	62,202	38,063	33,912
Total Noninterest Expense	308,259	283,719	276,449
Income Before Income Taxes	137,080	136,287	162,997
Income taxes	44,033	43,870	54,402
Net Income	93,047	92,417	108,595
Preferred stock dividends	10,124	1,165	-
Accretion of discount on preferred stock	9,874	188	-
Net Income Available to Common Shareholders	$73,049	$91,064	$108,595

Earnings Per Common Share
Basic	$1.26	$1.59	$1.88
Diluted	$1.26	$1.59	$1.88

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)

	Preferred Stock	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
		Shares Outstanding	Amount
Balance, January 1, 2007	$-	58,676,586	$12,226	$158,856	$740,870	$(20,617)	$891,335
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	108,595	-	108,595
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	6,327	6,327
Net change in capital accumulation and other postretirement benefit plans:
Net prior service credit	-	-	-	-	-	(234)	(234)
Net gain	-	-	-	-	-	73	73
Comprehensive income							114,761
Cash dividends paid ($0.89 per share)	-	-	-	-	(51,472)	-	(51,472)
Common stock issued, long-term incentive plan	-	17,575	4	445	-	-	449
Compensation expense, long-term incentive plan	-	-	-	3,422	-	-	3,422
Repurchase and retirement of common stock	-	(1,421,753)	(297)	(38,562)	-	-	(38,859)
Balance, December 31, 2007	-	57,272,408	11,933	124,161	797,993	(14,451)	919,636
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	92,417	-	92,417
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	19,090	19,090
Net change in capital accumulation and other postretirement benefit plans:
Net prior service credit	-	-	-	-	-	(451)	(451)
Net loss	-	-	-	-	-	(18,905)	(18,905)
Comprehensive income							92,151
Issuance of preferred stock and warrant	205,126	-	-	10,062	(188)	-	215,000
Cash dividends paid ($0.92 per share)	-	-	-	-	(53,022)	-	(53,022)
Common stock issued, long-term incentive plan	-	52,329	11	1,312	(558)	-	765
Compensation expense, long-term incentive plan	-	-	-	3,936	-	-	3,936
Balance, December 31, 2008	205,126	57,324,737	11,944	139,471	836,642	(14,717)	1,178,466
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	93,047	-	93,047
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	13,691	13,691
Net change in capital accumulation and other postretirement benefit plans:
Net prior service credit	-	-	-	-	-	(1,164)	(1,164)
Net gain	-	-	-	-	-	566	566
Comprehensive income							106,140
Common stock offering	-	6,216,216	1,295	108,001	-	-	109,296
Repurchase of preferred stock and warrant	(205,126)	-	-	(10,000)	(9,874)	-	(225,000)
Cash dividends paid on common stock ($0.92 per share)	-	-	-	-	(53,295)	-	(53,295)
Cash dividends paid on preferred stock	-	-	-	-	(11,288)	-	(11,288)
Common stock issued, long-term incentive plan	-	132,886	28	2,835	(1,679)	-	1,184
Compensation expense, long-term incentive plan	-	-	-	4,557	-	-	4,557
Balance, December 31, 2009	$-	63,673,839	$13,267	$244,864	$853,553	$(1,624)	$1,110,060

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating Activities
Net income	$93,047	$92,417	$108,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	77,112	76,412	23,784
Depreciation and amortization	26,489	26,914	27,763
Net (accretion) amortization of securities	(110)	1,109	1,552
Securities gains, net	(5,467)	(505)	(112)
Gains on sales of loans, net	(21,705)	(6,046)	(6,797)
Deferred income tax benefit	(4,477)	(17,673)	(5,826)
Proceeds from sales of loans held for sale	1,627,971	1,350,017	1,221,409
Purchases and originations of loans held for sale	(1,553,674)	(1,413,152)	(1,263,460)
Originations and sales of mortgage servicing rights	(9,590)	(19,515)	(16,723)
Net (increase) decrease in other assets	(61,545)	11,039	(28,431)
Net (decrease) increase in other liabilities	(1,391)	(27,471)	10,524
Other operating activities, net	5,657	39,117	11,821
Net cash provided by operating activities	172,317	112,663	84,099

Investing Activities
Proceeds from calls and maturities of securities held to maturity	37,217	30,207	17,212
Proceeds from calls and maturities of securities available for sale	388,781	230,021	373,532
Proceeds from sales of securities available for sale	188,460	157,949	62,170
Purchases of securities held to maturity	(10,428)	(14,833)	-
Purchases of securities available for sale	(691,195)	(1,458,061)	(111,069)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	17,027	(5,404)	9,262
Net decrease (increase) in loans	256,885	218,149	(501,091)
Purchases of premises and equipment	(6,279)	(16,861)	(29,784)
Proceeds from sales of premises and equipment	623	170	1,423
Proceeds from sales of other real estate	18,290	8,289	2,727
Net cash provided by (used in) investing activities	199,381	(850,374)	(175,618)

Financing Activities
Net increase (decrease) in deposits	364,595	(45,402)	(106,892)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(158,097)	350,366	(9,671)
Net (decrease) increase in short-term borrowings	(518,504)	234,951	198,864
Proceeds from long-term FHLB advances	75,000	-	-
Proceeds from issuance of preferred stock and warrant	-	215,000	-
Repurchase of preferred stock	(215,000)	-	-
Preferred stock dividends	(11,288)	-	-
Proceeds from issuance of common stock, net	109,296	-	-
Repurchase of common stock warrant	(10,000)
Common stock dividends	(53,295)	(53,022)	(51,472)
Common stock issued-net, long-term incentive plan	593	567	439
Excess tax benefit from stock-based compensation arrangements	591	198	10
Repurchase and retirement of common stock	-	-	(38,859)
Net cash (used in) provided by financing activities	(416,109)	702,658	(7,581)

Decrease in cash and cash equivalents	(44,411)	(35,053)	(99,100)
Cash and cash equivalents at beginning of year	257,930	292,983	392,083
Cash and cash equivalents at end of year	$213,519	$257,930	$292,983
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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2010 actual conditions could vary from those anticipated, which could affect our results of operations and financial condition.  The allowance for loan losses, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

Management has evaluated subsequent events through February 25, 2010, which is the date that Trustmark’s financial statements were issued.  No material subsequent events have occurred since December 31, 2009, that required recognition or disclosure in these financial statements.

Accounting Standards Codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and nonpublic nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Securities

Securities are classified as either held to maturity, available for sale or trading.  Securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and the ability to hold them until maturity.  Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax.  Securities available for sale are used as part of Trustmark’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment rates and other factors.  Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in other interest income.  Management determines the appropriate classification of securities at the time of purchase. Trustmark currently has no securities classified as trading.

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

Loans Held for Sale

Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Division are considered to be held for sale. In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Mortgage loans held for sale in the secondary market that are hedged using fair value hedges are carried at estimated fair value on an aggregate basis. Substantially, all mortgage loans held for sale are hedged. These loans are primarily first-lien mortgage loans originated or purchased by Trustmark.   Deferred loan fees and costs are reflected in the basis of loans held for sale and, as such, impact the resulting gain or loss when loans are sold.  Adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are recorded in noninterest income in mortgage banking, net.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During the two years ended December 31, 2009, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.  GNMA loans eligible for repurchase had an unpaid principal balance of $81.0 million at December 31, 2009, $39.5 million at December 31, 2008 and $17.9 million at December 31, 2007.

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

A loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due or if Management has serious doubts about further collectibility of principal or interest according to the contractual terms, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and well secured.  When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income.  Interest received on nonaccrual loans is applied against principal.  Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A loan is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by commercial developments of residential real estate are generally charged-off or written down to the fair value of the collateral less costs to sell, no later than when the loan becomes 180 days past due.   Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due.  Credit card loans are generally charged-off in full on or before 180 days of delinquency.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for estimated probable loan losses charged against net income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and any subsequent recoveries are credited to the allowance.

The allowance for loan losses is maintained at a level believed adequate by Management, based on estimated probable losses within the existing loan portfolio.  Trustmark’s allowance for probable loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as in other regulatory guidance.  Accordingly, the methodology is based on historical loss experience by type of loan and internal risk ratings, homogeneous risk pools and specific loss allocations, along with adjustments considering environmental factors such as current economic events, industry and geographical conditions and portfolio performance indicators.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors, in compliance with the Interagency Policy Statement on the Allowance for Loan and Lease Losses published by the governmental regulating agencies for financial services companies.  This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received, and valuation adjustments on impaired loans that may be susceptible to significant valuation changes.  During the second quarter of 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon current regulatory guidance from its primary regulator.  This refinement resulted in Trustmark classifying commercial loans into thirteen separate homogenous loan types with common risk characteristics, while taking into consideration the uniqueness of Trustmark’s markets.  In addition, Trustmark combined its quantitative historical loan loss factors and qualitative risk factors for each of its homogenous loan types, which allowed for better segmentation of the loan portfolio based upon the risk characteristics that are presented.  Because of these enhancements, Trustmark reallocated loan loss reserves to loans that represent the highest risk.  These changes also resulted in approximately $8.0 million in qualitative reserves being allocated to specific portfolios during the second quarter of 2009.

Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to seven years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method. Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2009, 2008 or 2007.

Mortgage Servicing Rights

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the mortgage servicing rights (MSR) when loans are sold and the associated servicing rights are retained.  Trustmark also incorporates a hedging strategy, which utilizes a portfolio of derivative instruments, such as interest rate futures contracts and exchange-traded option contracts, to achieve a return that would substantially offset the changes in fair value of MSR attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.

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

Goodwill and Identifiable Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, which is October 1 for Trustmark, or more often if events or circumstances indicate that there may be impairment.

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

Other Real Estate Owned

Other real estate owned includes assets that have been acquired in satisfaction of debt through foreclosure.  Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as other expense. Costs of operating and maintaining the properties as well as gains (losses) on their disposition are included in other noninterest expenses as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties. Other real estate owned is included in other assets in the consolidated balance sheets and totaled $90.1 million and $38.6 million at December 31, 2009 and 2008, respectively.

Federal Home Loan Bank and Federal Reserve Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), are carried at cost and totaled $38.0 million at December 31, 2009 and $45.7 million at December 31, 2008.  Trustmark’s investment in FRB and FHLB stock is included in other assets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  At December 31, 2009, the fair value of Trustmark’s stock in the FHLB of Dallas gave rise to no other-than-temporary impairment.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized through the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains a reserve for commission adjustments based on estimated policy cancellations and doubtful accounts receivable.  This reserve was not significant at December 31, 2009 or 2008.

Wealth Management

Assets under administration held by Trustmark in a fiduciary or agency capacity for customers are not included in the consolidated balance sheets.  Investment management and trust income is recorded on a cash basis, which because of the regularity of the billing cycles, approximates the accrual method, in accordance with industry practice.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815. The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  Change in MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.

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

Income Taxes

On January 1, 2007, Trustmark adopted FASB ASC Topic 740, “Income Taxes, which clarifies the accounting and disclosure for uncertainty in tax positions.  Under the guidance of FASB ASC Topic 740, Trustmark accounts for deferred income taxes using the liability method.  Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax basis of Trustmark’s assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Stock-Based Compensation

Trustmark accounts for the stock and incentive compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”  Under this accounting guidance, fair value is established as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2009	2008	2007
Income taxes paid	$60,456	$56,906	$53,883
Interest expense paid on deposits and borrowings	93,402	176,456	243,562
Noncash transfers from loans to foreclosed properties	78,300	38,976	8,559

Per Share Data

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

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards and common stock warrants for 2009, 2008 and 2007, totaled 1.552 million, 1.659 million and 546 thousand, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2009	2008	2007
Basic shares	57,834	57,301	57,709
Dilutive shares	102	36	77
Diluted shares	57,936	57,337	57,786

Fair Value Measurements

On January 1, 2008, Trustmark adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” which established a framework for measuring fair value in GAAP and expanded disclosures about fair value measurements.  The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Depending on the nature of the asset or liability, Trustmark uses various valuation techniques and assumptions when estimating fair value.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Recent Accounting Pronouncements

Accounting Standards Adopted in 2009

FASB ASC Topic 855, “Subsequent Events.”  Accounting guidance under FASB ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC Topic 855 became effective for Trustmark’s financial statements for periods ending after June 15, 2009 and the adoption did not have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Accounting guidance under FASB ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This accounting guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This accounting guidance also amended prior guidance to expand certain disclosure requirements. Trustmark’s adoption of the accounting guidance under FASB ASC Topic 820 during the second quarter of 2009 did not have a significant impact on Trustmark’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under FASB ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under FASB ASC Topic 820 effective for Trustmark’s financial statements beginning October 1, 2009 and did not have a significant impact on Trustmark’s financial statements.

FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  Accounting guidance under FASB ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the accounting guidance of FASB ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  Trustmark’s adoption of the accounting guidance of FASB ASC Topic 320 during the second quarter of 2009 did not have a significant impact on Trustmark’s financial statements.

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

FASB ASC Topic 815, “Derivatives and Hedging.”  Accounting guidance under FASB ASC Topic 815 amends prior guidance and expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities. FASB ASC Topic 815 became effective for Trustmark on January 1, 2009.  The required disclosures are reported in Note 18 - Derivative Financial Instruments.

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

FASB ASC Topic 715, “Compensation – Retirement Benefits.”   Accounting guidance under FASB ASC Topic 715 provide guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance shall be provided for fiscal years ending after December 15, 2009.  The required disclosures are reported in Note 12 - Defined Benefit and Other Postretirement Benefits.

Accounting Standards Update No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).”  Effective December 31, 2009, Trustmark adopted ASU 2009-12, relative to its mutual fund investments in its defined benefit plan. ASU 2009-12 amends SFAS No. 157 and permits, as a practical expedient, for the estimation of the fair value of investments in investment companies for which the investment does not have a readily determinable fair value using net asset value per share or its equivalent.  The adoption of ASU 2009-12 did not have a significant impact on Trustmark’s financial statements.

Accounting Guidance Effective After December 31, 2009

Other new accounting guidance issued but not effective until after December 31, 2009 include the following:

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

SFAS No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 amends ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS No. 166 has also modified the criteria that must be met in order for a transfer of a portion of a financial asset, such as a loan participation, to qualify for sale accounting.  SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

Note 2 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2009 and 2008, were $14.9 million and $4.8 million, respectively.

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2009 and 2008, follows ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$20	$-	$-	$20	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	48,685	-	(768)	47,917	-	-	-	-
Obligations of states and political subdivisions	115,118	2,758	(368)	117,508	74,643	2,551	(211)	76,983
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,765	462	(35)	12,192	7,044	10	(65)	6,989
Issued by FNMA and FHLMC	49,510	366	(597)	49,279	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,333,983	48,650	(77)	1,382,556	148,226	5,448	-	153,674
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	67,294	1,506	(65)	68,735	3,071	-	(43)	3,028
Corporate debt securities	6,087	102	-	6,189	-	-	-	-
Total	$1,632,462	$53,844	$(1,910)	$1,684,396	$232,984	$8,009	$(319)	$240,674

December 31, 2008
U.S. Treasury securities	$6,502	$23	$-	$6,525	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	27	-	-	27	-	-	-	-
Issued by U.S. Government sponsored agencies	24,821	546	-	25,367	-	-	-	-
Obligations of states and political subdivisions	98,323	932	(602)	98,653	102,901	2,764	(524)	105,141
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,476	272	(22)	8,726	-	-	-	-
Issued by FNMA and FHLMC	18,519	667	-	19,186	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,337,113	27,876	(1)	1,364,988	156,728	2,171	(1)	158,898
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	11,041	458	-	11,499	-	-	-	-
Corporate debt securities	8,254	-	(384)	7,870	-	-	-	-
Total	$1,513,076	$30,774	$(1,009)	$1,542,841	$259,629	$4,935	$(525)	$264,039

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized (Losses)	Estimated Fair Value	Gross Unrealized (Losses)	Estimated Fair Value	Gross Unrealized (Losses)
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$47,917	$(768)	$-	$-	$47,917	$(768)
Obligations of states and political subdivisions	18,694	(280)	6,476	(299)	25,170	(579)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,461	(100)	-	-	8,461	(100)
Issued by FNMA and FHLMC	42,255	(597)	-	-	42,255	(597)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	40,109	(77)	-	-	40,109	(77)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	26,514	(108)	-	-	26,514	(108)
Total	$183,950	$(1,930)	$6,476	$(299)	$190,426	$(2,229)

December 31, 2008
Obligations of states and political subdivisions	$10,522	$(675)	$4,057	$(451)	$14,579	$(1,126)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	819	(22)	-	-	819	(22)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8	(1)	64	(1)	72	(2)
Corporate debt securities	7,870	(384)	-	-	7,870	(384)
Total	$19,219	$(1,082)	$4,121	$(452)	$23,340	$(1,534)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Security Gains and Losses

Gains and losses as a result of calls and disposition of securities were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2009	2008	2007
Proceeds from sales of securities	$188,460	$157,949	$62,170
Gross realized gains	5,379	487	23
Gross realized (losses)	(11)	(84)	(4)

Held to Maturity
Proceeds from calls of securities	$9,303	$7,087	$8,221
Gross realized gains	99	102	93

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Securities Pledged

Securities with a carrying value of $1.6 billion and $1.7 billion at December 31, 2009 and 2008, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  Of the amount pledged at December 31, 2009, $9.0 million was pledged to the Discount Window to provide additional contingency funding capacity.  At year-end, these securities were not required to collateralize any borrowings from the FRB.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2009, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,418	$10,559	$5,173	$5,199
Due after one year through five years	29,130	30,226	25,459	26,185
Due after five years through ten years	106,364	106,541	30,134	31,247
Due after ten years	23,998	24,308	13,877	14,352
	169,910	171,634	74,643	76,983
Mortgage-backed securities	1,462,552	1,512,762	158,341	163,691
Total	$1,632,462	$1,684,396	$232,984	$240,674

Note 4 – Loans and Allowance for Loan Losses

At December 31, 2009 and 2008, loans consisted of the following ($ in thousands):

	2009	2008
Real estate loans:
Construction, land development and other land loans	$830,069	$1,028,788
Secured by 1- 4 family residential properties	1,650,743	1,524,061
Secured by nonfarm, nonresidential properties	1,467,307	1,422,658
Other	197,421	186,915
Loans to finance agricultural production and other loans to farmers	23,005	18,641
Commercial and industrial loans	1,126,676	1,305,938
Consumer loans	606,315	895,046
Obligations of states and political subdivisions	326,162	270,599
Other loans	92,099	69,757
Loans	6,319,797	6,722,403
Less allowance for loan losses	103,662	94,922
Net loans	$6,216,135	$6,627,481

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At December 31, 2009, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions  in these areas.

Changes in the allowance for loan losses were as follows ($ in thousands):

	2009	2008	2007

Balance at January 1,	$94,922	$79,851	$72,098
Loans charged-off	(80,711)	(71,767)	(26,790)
Recoveries	12,339	10,426	10,759
Net charge-offs	(68,372)	(61,341)	(16,031)
Provision for loan losses	77,112	76,412	23,784
Balance at December 31,	$103,662	$94,922	$79,851

At December 31, 2009 and 2008, the carrying amounts of nonaccrual loans, which are considered for impairment analysis were $141.2 million and $114.0 million, respectively. When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  At December 31, 2009 and 2008, specifically evaluated impaired loans totaled $74.2 million and $56.9 million, respectively. The average carrying amounts of specifically evaluated impaired loans for 2009, 2008 and 2007 were $55.2 million, $33.6 million and $8.6 million, respectively. For 2009, specific charge-offs related to impaired loans totaled $29.1 million while the provisions charged to net income totaled $20.7 million. For 2008, specific charge-offs related to impaired loans totaled $31.6 million while the provisions charged to net income totaled $21.0 million. For 2007, specific charge-offs related to impaired loans and provisions charged to net income were $3.5 million and $2.0 million, respectively.

At December 31, 2009 and 2008, nonaccrual loans, not specifically impaired and written down to fair value less cost to sell, totaled $67.0 million and $57.1 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $10.0 million and $12.0 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the years in the three-year period ended December 31, 2009.

Loans past due 90 days or more totaled $55.6 million and $23.2 million at December 31, 2009 and 2008, respectively. Included in these amounts are $46.7 million and $18.1 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During the two years ended December 31, 2009, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2009 and 2008, total loans to these borrowers were $72.2 million and $136.9 million, respectively.  During 2009, $116.3 million of new loan advances were made, while repayments were $141.9 million, as well as decreases from changes in executive officers and directors of $39.2 million.

Note 5 – Premises and Equipment, Net

At December 31, 2009 and 2008, premises and equipment are summarized as follows ($ in thousands):

	2009	2008
Land	$39,698	$39,712
Buildings and leasehold improvements	151,393	148,932
Furniture and equipment	141,173	138,549
Total cost of premises and equipment	332,264	327,193
Less accumulated depreciation and amortization	181,103	170,382
Premises and equipment, net	$151,161	$156,811

Note 6 – Mortgage Banking

Mortgage Servicing Rights

The activity in MSR is detailed in the table below ($ in thousands):

	2009	2008
Balance at beginning of period	$42,882	$67,192
Origination of servicing assets	24,591	23,038
Disposals of mortgage loans sold serviced released	(5,367)	(3,523)
Sale of MSR	(9,633)	-
Change in fair value:
Due to market changes	6,606	(34,838)
Due to runoff	(8,566)	(8,987)
Balance at end of period	$50,513	$42,882

In the determination of the fair value of MSR at the date of securitization, certain key economic assumptions are made.  At December 31, 2009, the fair value of MSR included an assumed average prepayment speed of 15.86 CPR and an average discount rate of 10.59%.  By way of example, an increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

On October 30, 2009, Trustmark completed the sale of approximately $1.0 billion in mortgages serviced for others, which reduced Trustmark’s MSR by approximately $9.6 million.  The terms of the sale are subject to adjustments for loan prepayments and loans past due over sixty days, which Trustmark considers to be immaterial.  As part of the sale, Trustmark entered into a sub-servicing agreement with Regions Financial Corporation (Regions) until the transfer dates of February 15, 2010 (Freddie Mac portion) and February 28, 2010 (Fannie Mae portion).  The sub-servicing agreement provided that Regions would only earn the service fees while Trustmark would earn a reasonable servicing fee as well as all other fees associated with the loans until the transfer dates.  The effect of this transaction did not have a material impact on Trustmark's results of operations.

Mortgage Loans Sold

During 2009 and 2008, Trustmark sold $1.6 billion and $1.3 billion of residential mortgage loans. Pretax gains on these sales were recorded in mortgage banking noninterest income and totaled $20.8 million in 2009, $6.0 million in 2008 and $5.4 million in 2007.  Trustmark receives annual servicing fee income approximating 0.35% of the outstanding balance of the underlying loans.  Trustmark's total mortgage loans serviced for others totaled $4.2 billion at December 31, 2009, excluding the sale of $1.0 billion in mortgages serviced for others discussed above, compared with $5.0 billion at December 31, 2008.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

Note 7 – Goodwill and Identifiable Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009, 2008 and 2007, are as follows ($ in thousands):

	General Banking	Insurance	Total
Balance as of January 1, 2007	$245,922	$44,441	$290,363
Purchase accounting adjustments	814	-	814
Balance as of December 31, 2007	246,736	44,441	291,177
Purchase accounting adjustments	-	(73)	(73)
Balance as of December 31, 2008	246,736	44,368	291,104
Purchase accounting adjustments	-	-	-
Balance as of December 31, 2009	$246,736	$44,368	$291,104

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  The Insurance segment includes Trustmark National Bank's (TNB) wholly-owned retail insurance subsidiaries that offer a diverse mix of insurance products and services.  Trustmark performed an impairment test of goodwill of reporting units in both the General Banking and Insurance segments during 2009, 2008 and 2007, which indicated that no impairment charge was required.  At December 31, 2009, Trustmark also performed an additional impairment analysis on reporting units in both the General Banking and Insurance segments due to market conditions and concluded that no impairment charge was required. However, as a result of pressure from a generally soft insurance market, the spread between the Insurance segment's fair value and book value has narrowed.  A continuing period of falling prices and suppressed demand for the products of the Insurance segment may result in impairment of goodwill in the future.

Identifiable Intangible Assets

At December 31, 2009 and 2008, identifiable intangible assets consisted of the following ($ in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Core deposit intangibles	$44,408	$31,284	$13,124	$44,408	$28,506	$15,902
Insurance intangibles	11,693	6,385	5,308	11,693	5,295	6,398
Banking charters	1,325	413	912	1,325	347	978
Borrower relationship intangible	690	209	481	690	147	543
Total	$58,116	$38,291	$19,825	$58,116	$34,295	$23,821

In 2009, 2008 and 2007, Trustmark recorded $4.0 million, $4.3 million and $4.9 million, respectively, of amortization of identifiable intangible assets.  Trustmark estimates that amortization expense for identifiable intangible assets will be $3.5 million in 2010, $3.1 million in 2011, $2.7 million in 2012, $2.4 million in 2013 and $2.0 million in 2014.  Fully amortized intangibles are excluded from the table above.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2009, 2008 or 2007.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets ($ in thousands):

	2009
	Net Carrying Amount	Remaining Weighted- Average Amortization Period in Years

Core deposit intangibles	$13,124	9.1
Insurance intangibles	5,308	8.9
Banking charters	912	13.7
Borrower relationship intangible	481	7.7
Total	$19,825	9.2

Note 8 – Other Real Estate

Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.

For the years ended December 31, 2009, 2008 and 2007, changes and (losses) gains, net on other real estate were as follows ($ in thousands):

	2009	2008	2007
Balance at beginning of period	$38,566	$8,348	$2,509
Additions	78,300	38,955	8,558
Disposals	(19,332)	(8,435)	(2,692)
Writedowns	(7,439)	(302)	(27)
Balance at end of period	$90,095	$38,566	$8,348

(Losses) gains, net on the sale of other real estate included in other expenses	$(1,042)	$(146)	$34

At December 31, 2009 and 2008, other real estate by type of property consisted of the following ($ in thousands):

	2009	2008
Construction, land development and other land loans	$60,276	$28,824
1-4 family residential properties	11,001	8,443
Nonfarm, nonresidential properties	7,285	1,220
Other real estate loans	11,533	79
Total other real estate	$90,095	$38,566

At December 31, 2009 and 2008, other real estate by geographic location consisted of the following ($ in thousands):

	2009	2008
Florida	$45,927	$21,265
Mississippi (1)	22,373	6,113
Tennessee (2)	10,105	8,862
Texas	11,690	2,326
Total other real estate	$90,095	$38,566

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 9 – Deposits

At December 31, 2009 and 2008, deposits consisted of the following ($ in thousands):

	2009	2008
Noninterest-bearing demand deposits	$1,685,187	$1,496,166
Interest-bearing demand	1,261,181	1,128,426
Savings	1,821,366	1,658,255
Time	2,420,731	2,541,023
Total	$7,188,465	$6,823,870

Interest expense on deposits by type consisted of the following for 2009, 2008, and 2007 ($ in thousands):

	2009	2008	2007
Interest-bearing demand	9,515	20,742	39,217
Savings	10,613	23,032	38,977
Time	58,758	96,148	122,181
Total	$78,886	$139,922	$200,375

The maturities on outstanding time deposits of $100,000 or more at December 31, 2009 and 2008 are as follows ($ in thousands):

	2009	2008
3 months or less	$384,767	$436,500
Over 3 months through 6 months	245,624	243,691
Over 6 months through 12 months	264,158	307,841
Over 12 months	128,678	95,124
Total	$1,023,227	$1,083,156

The maturities of interest-bearing deposits at December 31, 2009, are as follows ($ in thousands):

2010	$2,079,683
2011	272,810
2012	41,903
2013	10,283
2014 and thereafter	16,052
Total time deposits	2,420,731
Interest-bearing deposits with no stated maturity	3,082,547
Total interest-bearing deposits	$5,503,278

Note 10 - Borrowings

Short-Term Borrowings

At December 31, 2009 and 2008, short-term borrowings consisted of the following ($ in thousands):

	2009	2008
FHLB advances	$125,000	$450,000
TAF borrowings	-	200,000
Serviced GNMA loans eligible for repurchase	81,042	39,539
Treasury tax and loan note option account	22,451	17,078
Other	25,464	24,341
Total short-term borrowings	$253,957	$730,958

Trustmark has received advances from the FHLB, which are classified as short-term and are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  These advances have a weighted-average remaining maturity of 11 days with a weighted-average cost of 0.10%.  All advances have fixed rates and range from $50.0 million to $75.0 million with interest rates ranging from 0.10% to 0.11%.  Interest expense on short-term FHLB advances totaled $243 thousand in 2009, $4.7 million in 2008 and $9.6 million in 2007. At December 31, 2009, Trustmark had $1.7 billion available in additional borrowing capacity from the FHLB.

Trustmark has also utilized the Term Auction Facility (TAF) program established by the Board of Governors of the Federal Reserve System (Federal Reserve) as an alternative source of short-term borrowings for banks.  The TAF was designed to address pressures in short-term funding markets. Under the TAF, the Federal Reserve auctions term funds to depository institutions with maturities of 28 or 84 days. All depository institutions that are eligible to borrow under the primary credit program are eligible to participate in TAF auctions. At December 31, 2009, Trustmark had no TAF borrowings compared to $200 million outstanding at December 31, 2008. Interest expense on TAF borrowings totaled $586 thousand during 2009 compared with $46 thousand in 2008. All TAF credit is fully collateralized; however, the aggregate sum of all outstanding advances for which the remaining term to maturity is greater than 28 days shall not exceed 75% of the collateral value of the collateral available to secure such advances.  At December 31, 2009, Trustmark had additional TAF capacity of $821.6 million.  Effective January 14, 2010, the Federal Reserve will no longer lend for terms greater than 28 days for both primary borrowing through the discount window as well as the TAF program.

Trustmark participates in the Treasury Investment Program through its involvement as a treasury tax and loan note option depository.  Note option depositories hold onto tax-based deposits in an open-ended interest-bearing note until the Treasury withdraws or “calls” the funds. As a note option depository, Trustmark derives two major benefits from this program.  First, the interest rate that the Treasury charges is 25 basis points below the Federal Funds rate.  Secondly, involvement with this program provides Trustmark with a ready source of liquidity.  Trustmark retains the use of customers’ tax deposits as the primary source of funds under this program but also participates in the direct investment program, which represents cash balances in excess of those needed by the Treasury for current expenditures and financing activity.  Trustmark has an established pre-approved limit of $50 million in funds they will hold in the direct investment program, which requires a pledge of collateral up to the pre-established limit.

Long-Term FHLB Advances

To complement the short-term advances received from the FHLB, which were discussed in the section above, Trustmark also has received one long-term advance of $75.0 million.  This advance reprices on a monthly basis and is set to mature on April 20, 2011, a remaining maturity of 1.3 years.  The weighted average cost during 2009 was 0.69% while interest expense on this advance totaled $494 thousand in 2009.  Trustmark had no long-term FHLB advances outstanding during 2008 and 2007.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At December 31, 2009, the carrying amount of the Notes was $49.8 million.  The Notes have not been, and are not required to be, registered with the Securities and Exchange Commission under the Securities Act of 1933 (Securities Act), as amended.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity. The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

In addition, pursuant to the acquisition of Republic Bancshares of Texas, Inc., on August 25, 2006, Trustmark assumed the liability for $8.2 million in junior subordinated debt securities issued to Republic Bancshares Capital Trust I (Republic Trust), also a Delaware trust.  Republic Trust used the proceeds from the issuance of $8.0 million in trust preferred securities to acquire the junior subordinated debt securities.  Both the trust preferred securities and the junior subordinated debt securities mature on January 7, 2033, and were callable at the option of Trustmark, in whole or in part, on January 7, 2008.  Both the trust preferred securities and junior subordinated debt securities bear interest at a variable rate per annum equal to the three-month LIBOR plus 3.35%.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.

As defined in applicable accounting standards, both Trustmark Preferred Capital Trust I and Republic Bancshares Capital Trust I, wholly-owned subsidiaries of Trustmark, are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.

At December 31, 2009, and December 31, 2008, total combined assets for the Trust and Republic Trust totaled $70.1 million resulting from their investment in subordinated debentures issued by Trustmark.  Combined liabilities and shareholder’s equity also totaled $70.1 million, resulting from the issuance of trust preferred securities in the amount of $68.0 million, as well as $2.1 million in common securities issued to Trustmark.  During 2009, combined net income equaled $60.0 thousand resulting from interest income from junior subordinated debt securities issued by Trustmark to the Trust and Republic Trust compared with $116.4 thousand during 2008.  Dividends issued to Trustmark during 2009 totaled $ 60.0 thousand compared to $116.4 thousand during 2008.

Note 11 – Income Taxes

The income tax provision included in the statements of income is as follows ($ in thousands):

Current	2009	2008	2007
Federal	$42,117	$52,891	$51,729
State	6,393	8,652	8,499
Deferred
Federal	(3,892)	(15,360)	(5,067)
State	(585)	(2,313)	(759)
Income tax provision	$44,033	$43,870	$54,402

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	2009	2008	2007
Income tax computed at statutory tax rate	$47,978	$47,700	$57,049
Tax exempt interest	(5,066)	(4,791)	(5,027)
Nondeductible interest expense	270	457	679
State income taxes, net	3,775	4,120	5,031
Income tax credits	(3,396)	(3,372)	(2,185)
Other	472	(244)	(1,145)
Income tax provision	$44,033	$43,870	$54,402

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2009 and 2008, which are included in other assets ($ in thousands):

Deferred tax assets	2009	2008
Allowance for loan losses	$39,651	$36,308
Pension and other postretirement benefit plans	24,045	23,003
Other real estate	13,797	6,976
Stock-based compensation	5,892	4,612
Deferred compensation	4,046	3,501
Mortgage servicing rights	-	2,180
Other	5,378	6,297
Gross deferred tax asset	92,809	82,877

Deferred tax liabilities
Unrealized gains on securities available for sale	19,865	11,385
Goodwill and other identifiable intangibles	15,258	15,217
Premises and equipment	13,094	12,220
Securities	5,013	5,042
Mortgage servicing rights	4,139	-
Other	2,665	2,565
Gross deferred tax liability	60,034	46,429
Net deferred tax asset	$32,775	$36,448

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that all deferred tax assets will be realized.

The following table provides a summary of the changes during the 2009 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2009	$1,549

Increases due to tax positions taken during the current year	423
Increases due to tax positions taken during the prior year	146
Decreases due to tax positions taken during a prior year	(296)
Decreases due to the lapse of applicable statute of limitations during the current year	(226)

Balance at December 31, 2009	$1,596

Accrued interest, net of federal benefit, at December 31, 2009	$215

Unrecognized tax benefits that would impact the effective tax rate,if recognized, at December 31, 2009	$1,193

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2003 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 12 – Defined Benefit and Other Postretirement Benefits

Capital Accumulation Plan

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During the second quarter of 2009, Trustmark recorded a curtailment gain of $1.9 million as a result of the freeze in plan benefits due to recognition of the prior service credits previously included in accumulated other comprehensive loss.

The following tables present information regarding the plan's benefit obligation, plan assets, funded status of the plan, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures ($ in thousands):

	December 31,
	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$87,408	$84,868
Service cost	392	1,645
Interest cost	4,837	4,936
Actuarial loss	5,787	1,163
Benefits paid	(5,255)	(5,427)
Prior service cost due to amendment	-	223
Curtailment gain	(1,460)	-
Benefit obligation, end of year	$91,709	$87,408

Change in plan assets
Fair value of plan assets, beginning of year	$66,908	$79,402
Actual return on plan assets	10,522	(24,567)
Employer contributions	-	17,500
Benefit payments	(5,255)	(5,427)
Fair value of plan assets, end of year	$72,175	$66,908

Funded status at end of year - net liability	$(19,534)	$(20,500)

Amounts recognized in accumulated other comprehensive loss
Net loss	$43,368	$46,400
Prior service credits	-	(2,015)
Amounts recognized	$43,368	$44,385

	Years Ended December 31,
	2009	2008	2007
Net periodic benefit cost
Service cost	$392	$1,645	$1,306
Interest cost	4,837	4,936	4,697
Expected return on plan assets	(6,036)	(5,593)	(5,290)
Amortization of prior service credits	(127)	(510)	(510)
Curtailment gain	(1,887)	-	-
Recognized net actuarial loss	2,872	1,859	2,254
Net periodic benefit cost	$51	$2,337	$2,457

Other changes in plan assets and benefit obligation recognized in other comprehensive loss, before taxes
Net (gain) loss	$(3,032)	$29,464	$(1,973)
Prior service credits	-	223	-
Amortization of prior service credits	2,015	510	510
Total recognized in other comprehensive loss	$(1,017)	$30,197	$(1,463)
Total recognized in net periodic benefit cost and other comprehensive loss	$(966)	$32,534	$994

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	5.50%	6.00%	6.00%
Discount rate for net periodic benefit cost	6.00%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Plan Assets

Trustmark's capital accumulation plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	2009	2008
Money market fund and certificate of deposit	4.2%	39.9%
Fixed income mutual funds	25.0%	-
Equity mutual funds	64.0%	53.7%
Fixed income hedge fund	6.8%	6.4%
Total	100.0%	100.0%

The strategic objective of the plan focuses on capital growth with moderate income.  The plan is managed on a total return basis with the return objective set as a reasonable actuarial rate of return on plan assets net of investment management fees.  Moderate risk is assumed given the average age of plan participants and the need to meet the required rate of return.  Equity and fixed income mutual funds are utilized to allow for capital appreciation while fully diversifying the portfolio with more conservative fixed income investments.  The target asset allocation range for the portfolio is 0-10% Cash and Cash Equivalents, 10-30% Fixed Income, 30-55% Domestic Equity, 10-30% International Equity and 0-20% Other Investments.  Changes in allocations are a result of tactical asset allocation decisions and fall within the aforementioned percentage range for each major asset class.  At December 31, 2008, the plan held a short-term certificate of deposit, which was the result of a $17.5 million company contribution made in late December.  During the first quarter of 2009, this balance was redistributed among other investments according to policy guidelines.

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

Fair Value Measurements

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets measured at fair value at December 31, 2009 and 2008 ($ in thousands):

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Money market fund	$3,034	$-	$3,034	$-
Fixed income mutual funds	18,030	18,030	-	-
Equity mutual funds	46,181	46,181	-	-
Fixed income hedge fund	4,930	-	-	4,930
Total assets at fair value	$72,175	$64,211	$3,034	$4,930

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Money market fund and certificate of deposit	$26,690	$-	$26,690	$-
Equity mutual funds	35,919	35,919	-	-
Fixed income hedge fund	4,299	-	-	4,299
Total assets at fair value	$66,908	$35,919	$26,690	$4,299

The following table sets forth a summary of changes in fair value of the plan’s Level 3 assets for the years ended December 31, 2009 and 2008 ($ in thousands):

Fixed Income Hedge Fund
Balance, January 1, 2008	$6,005
Unrealized losses relating to instruments still held at reporting date	(1,706)
Balance, December 31, 2008	4,299
Unrealized gains relating to instruments still held at reporting date	631
Balance, December 31, 2009	$4,930

There have been no changes in methodologies used at December 31, 2009.  The methodology and significant assumptions used in estimating the fair values presented above are as follows:

●	Money market fund and certificate of deposit approximates fair value due to its immediate maturity.
●	Fixed income hedge fund is valued in accordance with the valuation provided by the general partner of the underlying partnership.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Contributions

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  For 2009, Trustmark’s minimum required contribution was zero.  For 2008, the minimum required contribution was zero; however, due to a sharp decline in the value of pension assets, Trustmark made a voluntary contribution to the plan in the amount of $17.5 million in the fourth quarter.  The actual amount of the contribution will be determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.

Estimated Future Benefit Payments and Other Disclosures

The following plan benefit payments, which reflect expected future service, are expected to be paid ($ in thousands):

Year	Amount
2010	$10,179
2011	8,382
2012	8,380
2013	7,107
2014	6,675
2015-2019	31,460

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2010 include a net loss of $3.6 million. No amounts related to transition assets or liabilities are expected to be recognized and no plan assets are expected to be returned during 2010.

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

	December 31,
	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$37,761	$34,482
Service cost	913	1,167
Interest cost	2,209	2,091
Actuarial loss	2,352	1,398
Benefits paid	(1,657)	(1,523)
Prior service cost due to amendment	20	146
Benefit obligation, end of year	$41,598	$37,761

Change in plan assets
Fair value of plan assets, beginning of year	$-	$-
Actual return on plan assets	-	-
Employer contributions	1,657	1,523
Benefit payments	(1,657)	(1,523)
Fair value of plan assets, end of year	$-	$-

Funded status at end of year - net liability	$(41,598)	$(37,761)

Amounts recognized in accumulated other comprehensive loss
Net loss	$9,618	$7,504
Prior service cost	1,579	1,708
Amounts recognized	$11,197	$9,212

	Years Ended December 31,
	2009	2008	2007
Net periodic benefit cost
Service cost	$913	$1,167	$1,296
Interest cost	2,209	2,091	1,815
Amortization of prior service cost	150	148	139
Recognized net actuarial loss	237	246	94
Net periodic benefit cost	$3,509	$3,652	$3,344

Other changes in plan assets and benefit obligation recognized in other comprehensive loss, before taxes
Net loss	$2,115	$1,152	$1,855
Prior service cost	20	146	8
Amortization of prior service cost	(150)	(148)	(139)
Total recognized in other comprehensive loss	$1,985	$1,150	$1,724
Total recognized in net periodic benefit cost and other comprehensive loss	$5,494	$4,802	$5,068

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	5.50%	6.00%	6.00%
Discount rate for net periodic benefit cost	6.00%	6.00%	6.00%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following supplemental retirement plan benefit payments are expected to be paid in the following years ($ in thousands):

Year	Amount
2010	$2,162
2011	2,268
2012	2,375
2013	2,602
2014	2,716
2015 - 2019	15,742

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2010 include a net loss of $362 thousand and prior service cost of $148 thousand.  No amounts related to transition assets or liabilities are expected to be recognized during 2010.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark's contributions to this plan were $5.2 million in 2009, $5.2 million in 2008 and $5.3 million in 2007.

Note 13 – Stock and Incentive Compensation Plans

Trustmark has granted and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2009, the maximum number of shares of Trustmark’s common stock available for issuance under the 2005 Plan is 5,399,373 shares.

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  Stock option-based compensation expense for these plans totaled $674 thousand in 2009, $858 thousand in 2008 and $1.2 million in 2007.  At December 31, 2009, Trustmark had $553 thousand in total compensation expense not yet recognized for nonvested stock option awards.  This unrecognized compensation expense is expected to be recognized over a weighted-average life of 1.1 years.  As reflected in the tables below, no stock options have been granted since 2006, when Trustmark began granting restricted stock awards.

The following table summarizes Trustmark’s stock option activity for 2009, 2008, and 2007:

	2009		2008		2007
Options	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price
Outstanding, beginning of year	1,796,174	$25.57	1,954,360	$25.42	1,996,035	$25.46
Granted	-	-	-	-	-	-
Exercised	(154,500)	19.35	(28,150)	21.92	(17,575)	24.97
Expired	(98,749)	23.75	(113,736)	23.35	(4,200)	25.91
Forfeited	(11,000)	30.71	(16,300)	30.15	(19,900)	29.86
Outstanding, end of year	1,531,925	26.27	1,796,174	25.57	1,954,360	25.42

Exercisable, end of year	1,392,355	25.87	1,545,174	24.82	1,504,305	24.18

Aggregate Intrinsic Value
Outstanding, end of year	$424,029		$597,450		$2,951,605
Exercisable, end of year	$424,029		$597,450		$2,951,605

The total intrinsic value of options exercised was $426 thousand in 2009, $204 thousand in 2008 and $66 thousand in 2007.  The following table presents information on stock options by ranges of exercise prices at December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding December 31, 2009	Weighted- Average Remaining Years To Expiration	Weighted- Average Exercise Price	Exercisable December 31, 2009	Weighted- Average Remaining Years To Expiration	Weighted- Average Exercise Price
$16.17 - $19.41	55,850	0.4	$18.06	55,850	0.4	$18.06
$19.41 - $22.64	202,725	1.4	21.68	202,725	1.4	21.68
$22.64 - $25.88	454,900	2.8	24.76	454,900	2.8	24.76
$25.88 - $29.11	582,700	3.4	27.73	530,860	3.5	27.67
$29.11 - $32.35	235,750	3.3	31.48	148,020	3.4	31.45
	1,531,925	2.8	26.27	1,392,355	2.9	25.87

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

Trustmark recorded compensation expense for performance awards of $1.8 million during 2009, $2.3 million during 2008 and $1.9 million during 2007. At December 31, 2009, Trustmark had $2.0 million in total compensation expense not yet recognized for nonvested performance awards.  This unrecognized compensation expense is expected to be recognized over a weighted-average life of 1.7 years. The following table summarizes Trustmark’s performance award activity during years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares, beginning of year	212,464	$27.60	162,325	$28.77	89,075	$28.27
Granted	79,631	17.75	76,464	20.99	75,250	30.13
Released from restriction	(62,038)	26.39	(26,325)	28.28	-	-
Forfeited	(830)	24.74	-	-	(2,000)	28.90
Nonvested shares, end of year	229,227	25.52	212,464	27.60	162,325	28.77

Time-Vested Awards

Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  Trustmark recorded compensation expense for time-vested stock awards of $2.1 million during 2009, $755 thousand during 2008 and $264 thousand during 2007. At December 31, 2009, Trustmark had $4.6 million in total compensation expense not yet recognized for nonvested time-vested awards.  This unrecognized compensation expense is expected to be recognized over a weighted-average life of 3.4 years. The following table summarizes Trustmark’s time-vested award activity during years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares, beginning of year	139,943	$27.58	50,219	$30.38	61,035	$31.96
Granted	187,196	19.36	100,368	20.94	37,500	29.03
Released from restriction	(29,516)	28.56	(200)	26.38	-	-
Forfeited	(5,624)	24.72	(10,444)	28.14	(48,316)	30.54
Nonvested shares, end of year	291,999	25.50	139,943	27.58	50,219	30.38

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

Trustmark recorded compensation expense for the RSU award of $376 thousand during 2009 based on the share price of $22.54 at December 31, 2009.  At December 31, 2009, Trustmark had $782 thousand in total compensation expense not yet recognized for the nonvested portion of the RSU award.  The unrecognized compensation expense is expected to be recognized over the remaining vesting period of 1.3 years.

Note 14 – Commitments and Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.  These amounts are not material to Trustmark’s financial statements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both December 31, 2009 and 2008, Trustmark had commitments to extend credit of $1.7 billion.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2009 and 2008, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $187.5 million and $170.4 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2009, the fair value of collateral held was $53.7 million.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2010 to 2028.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $6.4 million in 2009, $6.3 million in 2008 and $5.7 million in 2007. At December 31, 2009, future minimum rental commitments under noncancellable operating leases are as follows ($ in thousands):

Year	Amount
2010	$4,192
2011	3,082
2012	2,216
2013	1,485
2014	980
Thereafter	6,289
Total	$18,244

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.

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

Note 15 – Shareholders' Equity

Common Stock Offering

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and estimated offering expenses.  Proceeds from this offering were used in the redemption of the Senior Preferred Stock discussed below.

Preferred Stock and Warrant

Issued

On November 21, 2008, Trustmark issued 215,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (Senior Preferred Stock) to the U.S. Treasury (Treasury) in a private placement transaction as part of the Troubled Assets Relief Program Capital Purchase Program (TARP CPP), a voluntary initiative for healthy U.S. financial institutions. As part of its participation in the TARP CPP, Trustmark also issued to the Treasury a ten-year warrant (the Warrant) to purchase up to 1,647,931 shares of Trustmark’s common stock, at an initial exercise price of $19.57 per share, subject to customary anti-dilution adjustments.

The Senior Preferred Stock and the Warrant were initially recorded at an allocated value of the total cash proceeds of $215.0 million in the same proportion as the aggregate estimated fair value of the two securities.  Trustmark retained a widely recognized third party to advise on to the value of the Senior Preferred Stock and the Warrant.

The fair value of the Senior Preferred Stock was estimated by a discounted cash flow method, assuming that Trustmark would not raise new capital in either the debt or equity markets.  The cash flows were discounted using a yield curve that ranged from 5.85% to 10.42%, and averaged approximately 8.75%.  Under this method, the Senior Preferred had an estimated fair value of $182.6 million as of the valuation date of November 21, 2008.

Trustmark’s advisor’s model analyzed the value of the warrant using a Cox-Ross-Rubenstein Binomial Option Pricing Model.  Model assumptions included the stated terms of the issue, and current and/or historical market data for the assumptions of volatility, interest rates, and dividend yield.  Under this approach, the model reached a recommended value of the Warrant that was estimated to be $9.0 million as of the valuation date.

In total, the Senior Preferred Stock and Warrant fair values were estimated at $191.6 million, at the valuation date.  Trustmark reviewed the model and the recommended valuations and determined that they represented a fair valuation of the Senior Preferred Stock and the Warrant.  At the same proportion as the relative fair values, Trustmark allocated the $215.0 million cash proceeds between the Senior Preferred Stock and the Warrant.  Specifically, $204.9 million was allocated to the Senior Preferred Stock and recorded as Preferred Stock and $10.1 million was allocated to the Warrant and recorded in Capital Surplus.

The Senior Preferred Stock was recorded at a discount to its face value of $215.0 million.  Until the Senior Preferred Stock was repurchased, the discount was being accreted monthly on a constant yield method to the dividend reset date of February 15, 2014.

Repurchased

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge $8.2 million to net income available to common shareholders in Trustmark’s fourth quarter financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.  In addition, on December 30, 2009, Trustmark repurchased in full from the Treasury, the Warrant to purchase 1,647,931 shares of Trustmark’s common stock, which was issued to the Treasury pursuant to the TARP CPP.  The purchase price paid by Trustmark to the Treasury for the Warrant was its fair value of $10.0 million.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of December 31, 2009, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2009.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2009, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

At December 31, 2008:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,090,335	14.95%	$583,571	8.00%	n/a	n/a
Trustmark National Bank	1,045,769	14.52%	576,082	8.00%	$720,102	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$949,365	13.01%	$291,785	4.00%	n/a	n/a
Trustmark National Bank	909,370	12.63%	288,041	4.00%	$432,061	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$949,365	10.42%	$273,353	3.00%	n/a	n/a
Trustmark National Bank	909,370	10.13%	269,197	3.00%	$448,662	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2010 approximately $57.2 million plus its net income for that year to pay as dividends.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during 2009 or 2008 and currently has no authorization from the Board of Directors to repurchase its common stock.  During 2007, Trustmark repurchased approximately 1.4 million shares of its common stock.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	Before-Tax Amount	Tax Effect	Accumulated Other Comprehensive Loss
Balance, January 1, 2007	$(33,355)	$12,738	$(20,617)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	10,358	(3,962)	6,396
Less: adjustment for net gains realized in net income	(112)	43	(69)
Pension and other postretirement benefit plans:
Net prior service credits arising during the period	(379)	145	(234)
Net gain arising during the period	118	(45)	73
Balance, December 31, 2007	(23,370)	8,919	(14,451)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	31,420	(12,018)	19,402
Less: adjustment for net gains realized in net income	(505)	193	(312)
Pension and other postretirement benefit plans:
Net prior service credits arising during the period	(730)	279	(451)
Net loss arising during the period	(30,615)	11,710	(18,905)
Balance, December 31, 2008	(23,800)	9,083	(14,717)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	27,639	(10,572)	17,067
Less: adjustment for net gains realized in net income	(5,467)	2,091	(3,376)
Pension and other postretirement benefit plans:
Net prior service credits arising during the period	(1,885)	721	(1,164)
Net gain arising during the period	917	(351)	566
Balance, December 31, 2009	$(2,596)	$972	$(1,624)

Note 16 – Other Noninterest Expense

Other noninterest expense consisted of the following for 2009, 2008, and 2007 ($ in thousands):

	2009	2008	2007
FDIC assessment expense	$15,808	$3,471	$829
ORE/Foreclosure expense	12,814	2,380	582
Other expense	33,580	32,212	32,501
Total other expense	$62,202	$38,063	$33,912

Note 17 – Fair Value

Financial Instruments Measured at Fair Value

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

Mortgage loan commitments are valued based on the securities prices of similar collateral, term, rate and delivery for which the loan is eligible to deliver in place of the particular security.  Trustmark acquires a broad array of mortgage security prices that are supplied by a market data vendor, which in turn accumulates prices from a broad list of securities dealers.  Prices are processed through a mortgage pipeline management system that accumulates and segregates all loan commitment and forward-sale transactions according to the similarity of various characteristics (maturity, term, rate, and collateral).  Prices are matched to those positions that are deemed to be an eligible substitute or offset (i.e., “deliverable”) for a corresponding security observed in the market place.

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of valuation inputs with the fair value hierarchy utilized to measure fair value ($ in thousands):

	December 31, 2009
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$47,937	$-	$47,937	$-
Obligations of states and political subdivisions	117,508	-	117,508	-
Mortgage-backed securities	1,512,762	-	1,512,762	-
Corporate debt securities	6,189	-	6,189	-
Securities available for sale	1,684,396	-	1,684,396	-
Loans held for sale	226,225	-	226,225	-
Mortgage servicing rights	50,513	-	-	50,513
Other assets - derivatives	(3,622)	(3,561)	-	(61)
Other liabilities - derivatives	(1,221)	935	(2,156)	-

	December 31, 2008
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$6,525	$6,525	$-	$-
U.S. Government agency obligations	25,394	-	25,394	-
Obligations of states and political subdivisions	98,653	-	98,653	-
Mortgage-backed securities	1,404,399	-	1,404,399	-
Corporate debt securities	7,870	-	7,870	-
Securities available for sale	1,542,841	6,525	1,536,316	-
Loans held for sale	238,265	-	238,265	-
Mortgage servicing rights	42,882	-	-	42,882
Other assets - derivatives	12,504	11,071	-	1,433
Other liabilities - derivatives	7,367	4,635	2,732	-

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2008	$67,192	$198
Total net (losses) gains included in net income	(43,825)	3,629
Purchases, sales, issuances and settlements, net	19,515	(2,394)
Balance, December 31, 2008	42,882	1,433
Total net gains included in net income	9,590	5,751
Purchases, sales, issuances and settlements, net	(1,959)	(7,245)
Balance, December 31, 2009	$50,513	$(61)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2009	$6,606	$(986)

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets at December 31, 2009, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At December 31, 2009, Trustmark had outstanding balances of $74.2 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

During 2009, certain foreclosed assets, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $78.3 million (utilizing Level 3 valuation inputs) during 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $13.6 million. Other than foreclosed assets measured at fair value upon initial recognition, $25.6 million of foreclosed assets were remeasured during 2009, requiring write-downs of $7.4 million to reach their current fair values.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2009 and 2008, are as follows ($ in thousands):

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and short-term investments	$219,893	$219,893	$281,331	$281,331
Securities available for sale	1,684,396	1,684,396	1,542,841	1,542,841
Securities held to maturity	232,984	240,674	259,629	264,039
Loans held for sale	226,225	226,225	238,265	238,265
Net loans	6,216,135	6,269,054	6,627,481	6,718,049
Other assets - derivatives	(3,622)	(3,622)	12,504	12,504

Financial Liabilities:
Deposits	7,188,465	7,198,796	6,823,870	6,831,950
Short-term liabilities	906,989	906,989	1,542,087	1,542,087
Long-term FHLB advances	75,000	75,000	-	-
Subordinated notes	49,774	48,661	49,741	39,765
Junior subordinated debt securities	70,104	32,536	70,104	24,969
Other liabilities - derivatives	(1,221)	(1,221)	7,367	7,367

The methodology and significant assumptions used in estimating the fair values presented above are as follows:

In cases where quoted market prices are not available, fair values are generally based on estimates using present value techniques. Trustmark’s premise in present value techniques is to represent the fair values on a basis of replacement value of the existing instrument given observed market rates on the measurement date. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates for those assets or liabilities cannot be necessarily substantiated by comparison to independent markets and, in many cases, may not be realizable in immediate settlement of the instruments.  The estimated fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is assumed to be the same as the recorded book value.  All nonfinancial instruments, by definition, have been excluded from these disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Trustmark.

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

Net Loans

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2009.

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

Other Assets and Other Liabilities – Derivatives

The fair value of derivatives used to hedge MSR (futures and exchange-traded written and purchased options) is based on quoted prices from a recognized exchange.  The fair value of interest rate lock commitments utilizes a valuation model, which recognizes the full fair value of the ultimate loan adjusted for estimated fallout and estimated cost assumptions a market participant would use to convert the lock into a loan in addition to expected net future cash flows related to loan servicing activities.  Forward sales contracts are derivative instruments whose fair value is determined based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

Short-Term Liabilities

The carrying amounts for federal funds purchased, securities sold under repurchase agreements and other borrowings approximate their fair values.

Long-Term FHLB Advance

The carrying amount for the long-term FHLB advance approximates its fair value due to its variable interest rate.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges of these transactions that qualify as fair value hedges under FASB ASC Topic 815, the ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $188.1 million at December 31, 2009, with a positive valuation adjustment of $2.2 million, compared to $350.0 million, with a negative valuation adjustment of $2.7 million as of December 31, 2008.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of implementing this strategy resulted in a net negative ineffectiveness of $22 thousand for the year ended December 31, 2009 and a net positive ineffectiveness of $11.1 million for the year ended December 31, 2008.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $78.9 million at December 31, 2009, with a negative valuation adjustment of $61 thousand, compared to $244.3 million, with a positive valuation adjustment of $1.4 million as of December 31, 2008.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2009 as well as the effect of these derivative instruments on Trustmark’s results of operations for year ended December 31, 2009:

Fair Value of Derivative Instruments
($ in thousands)
Fair Value at December 31, 2009
Derivatives in net hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$(2,156)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(3,873)
Exchange traded purchased options included in other assets	312
OTC written options (rate locks) included in other assets	(61)
Exchange traded written options included in other liabilities	935

The Effect of Derivative Instruments on the Results of Operations
($ in thousands)
	Years ended December 31,
	2009	2008	2007
Derivatives in net hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$4,888	$(1,847)	$(1,080)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(8,122)	$47,221	$11,019

Note 19 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  Beginning in 2009, Management began making its strategic decisions about General Banking as a segment that also included the former Administration segment.  The decision to include the previously separate Administration segment within General Banking was based on the fact that the operations of the primary component of the Administration segment, Treasury, are solely dependent on the existence of the General Banking operations.  The decision to include the previously separate Administration segment within General Banking was also based on the fact that the vast majority of the resources in the other components of Administration (which comprise Executive Administration, Corporate Finance, and Human Resources) have historically primarily supported the General Banking segment. Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  In addition, Wealth Management provides life insurance and risk management services through TRMK Risk Management, Incorporated, a wholly owned subsidiary of TNB.  Insurance includes two wholly owned subsidiaries of TNB:  The Bottrell Insurance Agency and Fisher-Brown, Incorporated.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.

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

The following table discloses financial information by reportable segment for the periods ended December 31, 2009, 2008 and 2007.  All financial information presented for 2008 and 2007 has been restated to reflect the combination of the former Administration segment with the General Banking segment.

Segment Information
($ in thousands)
	Years Ended December 31,
	2009	2008	2007
General Banking
Net interest income	$349,790	$314,860	$296,761
Provision for loan losses	77,052	76,435	23,780
Noninterest income	116,335	116,141	100,440
Noninterest expense	265,648	238,646	232,316
Income before income taxes	123,425	115,920	141,105
Income taxes	39,112	36,449	46,268
General banking net income	$84,313	$79,471	$94,837

Selected Financial Information
Average assets	$9,406,775	$9,012,458	$8,733,634
Depreciation and amortization	$25,727	$26,150	$26,973

Wealth Management
Net interest income	$4,123	$4,076	$4,025
Provision for loan losses	60	(23)	4
Noninterest income	22,808	28,573	26,433
Noninterest expense	19,928	20,940	19,848
Income before income taxes	6,943	11,732	10,606
Income taxes	2,457	4,163	3,756
Wealth management net income	$4,486	$7,569	$6,850

Selected Financial Information
Average assets	$95,916	$98,240	$90,533
Depreciation and amortization	$295	$331	$383

Insurance
Net interest income (expense)	$296	$224	$(3)
Provision for loan losses	-	-	-
Noninterest income	29,099	32,544	35,574
Noninterest expense	22,683	24,133	24,285
Income before income taxes	6,712	8,635	11,286
Income taxes	2,464	3,258	4,378
Insurance net income	$4,248	$5,377	$6,908

Selected Financial Information
Average assets	$17,751	$20,489	$21,670
Depreciation and amortization	$467	$433	$407

Consolidated
Net interest income	$354,209	$319,160	$300,783
Provision for loan losses	77,112	76,412	23,784
Noninterest income	168,242	177,258	162,447
Noninterest expense	308,259	283,719	276,449
Income before income taxes	137,080	136,287	162,997
Income taxes	44,033	43,870	54,402
Consolidated net income	$93,047	$92,417	$108,595

Selected Financial Information
Average assets	$9,520,442	$9,131,187	$8,845,837
Depreciation and amortization	$26,489	$26,914	$27,763

Note 20 – Parent Company Only Financial Information
($ in thousands)

Condensed Balance Sheets	December 31,
Assets:	2009	2008
Investment in banks	$1,157,768	$1,225,505
Other assets	23,719	23,633
Total Assets	$1,181,487	$1,249,138

Liabilities and Shareholders' Equity:
Accrued expense	$1,323	$568
Junior subordinated debt securities	70,104	70,104
Shareholders' equity	1,110,060	1,178,466
Total Liabilities and Shareholders' Equity	$1,181,487	$1,249,138

Condensed Statements of Income	Years Ended December 31,
Revenue:	2009	2008	2007
Dividends received from banks	$64,807	$65,558	$96,228
Earnings of subsidiaries over distributions	29,606	29,468	15,922
Other income	95	241	326
Total Revenue	94,508	95,267	112,476
Expense:
Interest expense	-	181	444
Other expense	1,461	2,669	3,437
Total Expense	1,461	2,850	3,881
Net Income	93,047	92,417	108,595
Preferred stock dividends	10,124	1,165	-
Accretion of discount on preferred stock	9,874	188	-
Net Income Available to Common Shareholders	$73,049	$91,064	$108,595

Condensed Statements of Cash Flows	Years Ended December 31,
Operating Activities:	2009	2008	2007
Net income	$93,047	$92,417	$108,595
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(29,606)	(29,468)	(15,922)
Other	1,075	342	(583)
Net cash provided by operating activities	64,516	63,291	92,090

Investing Activities:
Payment for investments in subsidiaries	-	(205,000)	-
Repayment for investments in subsidiaries	115,000	-	-
Proceeds from maturities of securities available for sale	1,500	4,002	3,172
Purchases of securities available for sale	-	(1,531)	(7,167)
Proceeds from sale of other assets	-	-	3,550
Net cash provided by (used in) investing activities	116,500	(202,529)	(445)

Financing Activities:
Proceeds from line of credit	-	-	17,000
Repayments of line of credit	-	(7,000)	(21,000)
Proceeds from issuance of common stock, net	109,296	-	-
Proceeds from issuance of preferred stock and warrant	-	215,000	-
Repurchase of preferred stock and warrant	(225,000)	-	-
Cash dividends paid on common stock	(53,295)	(53,022)	(51,472)
Cash dividends paid on preferred stock	(11,288)	-	-
Other common stock transactions, net	1,184	765	(38,410)
Net cash (used in) provided by financing activities	(179,103)	155,743	(93,882)
Increase (decrease) in cash and cash equivalents	1,913	16,505	(2,237)
Cash and cash equivalents at beginning of year	19,478	2,973	5,210
Cash and cash equivalents at end of year	$21,391	$19,478	$2,973

Trustmark (parent company only) paid income taxes of approximately $60.5 million in 2009, $56.9 million in 2008 and $53.9 million in 2007. Interest paid was $0 during 2009, $220 thousand during 2008 and $511 thousand for 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2009.

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

Management Report on Internal Control over Financial Reporting

The management of Trustmark Corporation (Trustmark) is responsible for establishing and maintaining adequate internal control over financial reporting.  Trustmark’s internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Treasurer (Principal Financial Officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with U.S. GAAP.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2009 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi
February 25, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2009 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements (Notes 1 through 20)

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

2-b
First Amendment to Agreement and Plan of Reorganization by and among Trustmark Corporation and Republic Bancshares of Texas, Inc. Filed May 17, 2006 as Exhibit 2.1A to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

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

10-v
Cash-Settled Performance-Based Restricted Stock Unit Award Agreement between Trustmark and Rickard G. Hickson dated January 27, 2009.  Filed February 26, 2009, as Exhibit 10-v to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference.

10-w
Form of Bonus Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan). Incorporated herein by reference to Exhibit 10.w to Trustmark’s Form 8-K Current Report filed April 6, 2009.

10-x
Form of Time-Based TARP-Compliant Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan). Filed November 9, 2009, as Exhibit 10-x to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2009 and incorporated herein by reference.

10-y
Form of Performance-Based TARP-Compliant Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan.).  Filed November 9, 2009, as Exhibit 10-y to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2009 and incorporated herein by reference.

21	List of Subsidiaries.

23	Consent of KPMG LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.a	EESA §111(b)(4) Certification of Chief Executive Officer for First Fiscal Year.

99.b	EESA §111(b)(4) Certification of Principal Financial Officer for First Fiscal Year.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and Principal
	& Chief Executive Officer		Financial Officer

DATE:	February 25, 2010	DATE:	February 25, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 25, 2010	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE: February 25, 2010	BY:	/s/ Fred E. Carl, Jr.
Fred E. Carl, Jr., Director

DATE: February 25, 2010	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE: February 25, 2010	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Director

DATE: February 25, 2010	BY:	/s/ Richard G. Hickson
Richard G. Hickson, Chairman, President,
Chief Executive Officer and Director

DATE: February 25, 2010	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: February 25, 2010	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: February 25, 2010	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: February 25, 2010	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE: February 25, 2010	BY:	/s/ Leroy G. Walker
Leroy G.Walker, Director

DATE: February 25, 2010	BY:	/s/ Kenneth W. Williams
Kenneth W. Williams, Director

DATE: February 25, 2010	BY:	/s/ William G. Yates III
William G. Yates III, Director