Form 10-Q
period 2010-03-31
TRUSTMARK CORP
filed 2010-05-10
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 000-03683

Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2010, there were 63,868,674 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks (noninterest-bearing)	$191,973	$213,519
Federal funds sold and securities purchased under reverse repurchase agreements	11,599	6,374
Securities available for sale (at fair value)	1,706,565	1,684,396
Securities held to maturity (fair value: $223,137-2010; $240,674-2009)	215,888	232,984
Loans held for sale	176,682	226,225
Loans	6,170,878	6,319,797
Less allowance for loan losses	101,643	103,662
Net loans	6,069,235	6,216,135
Premises and equipment, net	145,113	147,488
Mortgage servicing rights	50,037	50,513
Goodwill	291,104	291,104
Identifiable intangible assets	18,944	19,825
Other assets	416,075	437,455
Total Assets	$9,293,215	$9,526,018

Liabilities
Deposits:
Noninterest-bearing	$1,511,080	$1,685,187
Interest-bearing	5,635,973	5,503,278
Total deposits	7,147,053	7,188,465
Federal funds purchased and securities sold under repurchase agreements	571,711	653,032
Short-term borrowings	132,784	253,957
Long-term FHLB advance	75,000	75,000
Subordinated notes	49,782	49,774
Junior subordinated debt securities	70,104	70,104
Other liabilities	118,252	125,626
Total Liabilities	8,164,686	8,415,958

Shareholders’ Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 63,844,500 shares - 2010; 63,673,839 shares - 2009	13,302	13,267
Capital surplus	250,365	244,864
Retained earnings	860,398	853,553
Accumulated other comprehensive income (loss), net of tax	4,464	(1,624)
Total Shareholders’ Equity	1,128,529	1,110,060
Total Liabilities and Shareholders’ Equity	$9,293,215	$9,526,018

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest Income
Interest and fees on loans	$81,597	$90,627
Interest on securities:
Taxable	19,735	21,654
Tax exempt	1,417	1,192
Interest on federal funds sold and securities purchased under reverse repurchase agreements	8	19
Other interest income	383	313
Total Interest Income	103,140	113,805

Interest Expense
Interest on deposits	13,904	22,540
Interest on federal funds purchased and securities sold under repurchase agreements	226	364
Other interest expense	1,592	2,352
Total Interest Expense	15,722	25,256
Net Interest Income	87,418	88,549
Provision for loan losses	15,095	16,866

Net Interest Income After Provision for Loan Losses	72,323	71,683

Noninterest Income
Service charges on deposit accounts	12,977	12,568
Insurance commissions	6,837	7,422
Wealth management	5,355	5,555
General banking - other	5,880	5,407
Mortgage banking, net	6,072	10,907
Other, net	879	1,115
Securities gains, net	369	30
Total Noninterest Income	38,369	43,004

Noninterest Expense
Salaries and employee benefits	42,854	43,425
Services and fees	10,255	10,000
Net occupancy - premises	5,034	5,178
Equipment expense	4,303	4,166
Other expense	13,915	11,638
Total Noninterest Expense	76,361	74,407
Income Before Income Taxes	34,331	40,280
Income taxes	10,876	13,795
Net Income	23,455	26,485
Preferred stock dividends	—	2,688
Accretion of discount on preferred stock	—	438
Net Income Available to Common Shareholders	$23,455	$23,359

Earnings Per Common Share
Basic	$0.37	$0.41

Diluted	$0.37	$0.41

Dividends Per Common Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
($ in thousands)
(Unaudited)

	2010	2009
Balance, January 1,	$1,110,060	$1,178,466
Net income per consolidated statements of income	23,455	26,485
Other comprehensive income:
Net change in fair value of securities available for sale	5,583	9,176
Net change in defined benefit plans	505	444
Comprehensive income	29,543	36,105
Preferred dividends paid	—	(2,508)
Common stock dividends paid	(14,817)	(13,314)
Common stock issued-net, long-term incentive plans	1,704	(275)
Excess tax benefit from stock-based compensation arrangements	807	373
Compensation expense, long-term incentive plans	1,292	1,521
Other	(60)	—
Balance, March 31,	$1,128,529	$1,200,368

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$23,455	$26,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	15,095	16,866
Depreciation and amortization	5,798	7,053
Net amortization (accretion) of securities	429	(48)
Securities gains, net	(369)	(30)
Gains on sales of loans, net	(3,755)	(4,614)
Deferred income tax benefit	(165)	(5,003)
Proceeds from sales of loans held for sale	250,012	489,493
Purchases and originations of loans held for sale	(197,088)	(567,326)
Originations of mortgage servicing rights	(3,761)	(5,369)
Net decrease in other assets	18,425	20,268
Net (decrease) increase in other liabilities	(10,000)	9,838
Other operating activities, net	4,263	1,634
Net cash provided by (used in) operating activities	102,339	(10,753)

Investing Activities
Proceeds from calls and maturities of securities held to maturity	17,122	8,322
Proceeds from calls and maturities of securities available for sale	86,620	69,472
Proceeds from sales of securities available for sale	12,453	—
Purchases of securities held to maturity	—	(5,326)
Purchases of securities available for sale	(108,094)	(92,082)
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(5,225)	15,387
Net decrease in loans	118,184	63,227
Purchases of premises and equipment	(935)	(3,156)
Proceeds from sales of premises and equipment	1	11
Proceeds from sales of other real estate	11,827	4,046
Net cash provided by investing activities	131,953	59,901

Financing Activities
Net (decrease) increase in deposits	(41,412)	333,070
Net decrease in federal funds purchased and securities sold under repurchase agreements	(81,321)	(204,046)
Net decrease in short-term borrowings	(120,799)	(264,167)
Proceeds from long-term FHLB advances	—	75,000
Preferred stock dividends	—	(2,508)
Common stock dividends	(14,817)	(13,314)
Common stock issued-net, long-term incentive plan	1,704	(275)
Excess tax benefit from stock-based compensation arrangements	807	373
Net cash used in financing activities	(255,838)	(75,867)

Decrease in cash and cash equivalents	(21,546)	(26,719)
Cash and cash equivalents at beginning of period	213,519	257,930
Cash and cash equivalents at end of period	$191,973	$231,211

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2009 annual report on Form 10-K.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$18	$—	$—	$18	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	68,685	101	(212)	68,574	—	—	—	—
Obligations of states and political subdivisions	121,335	2,401	(444)	123,292	69,975	2,554	(54)	72,475
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,467	522	(3)	11,986	6,801	45	(22)	6,824
Issued by FNMA and FHLMC	51,140	428	(276)	51,292	—	—	—	—
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,331,834	55,918	—	1,387,752	136,054	4,708	—	140,762
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	55,049	2,436	—	57,485	3,058	32	(14)	3,076
Corporate debt securities	6,061	105	—	6,166	—	—	—	—
Total	$1,645,589	$61,911	$(935)	$1,706,565	$215,888	$7,339	$(90)	$223,137

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government agencies	$20	$—	$—	$20	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	48,685	—	(768)	47,917	—	—	—	—
Obligations of states and political subdivisions	115,118	2,758	(368)	117,508	74,643	2,551	(211)	76,983
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,765	462	(35)	12,192	7,044	10	(65)	6,989
Issued by FNMA and FHLMC	49,510	366	(597)	49,279	—	—	—	—
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,333,983	48,650	(77)	1,382,556	148,226	5,448	—	153,674
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	67,294	1,506	(65)	68,735	3,071	—	(43)	3,028
Corporate debt securities	6,087	102	—	6,189	—	—	—	—
Total	$1,632,462	$53,844	$(1,910)	$1,684,396	$232,984	$8,009	$(319)	$240,674

Temporarily Impaired Securities

The table below includes securities available for sale and held to maturity with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2010	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$37,478	$(212)	$—	$—	$37,478	$(212)
Obligations of states and political subdivisions	22,004	(326)	5,649	(172)	27,653	(498)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	4,839	(25)	—	—	4,839	(25)
Issued by FNMA and FHLMC	34,620	(276)	—	—	34,620	(276)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	758	(14)	—	—	758	(14)
Total	$99,699	$(853)	$5,649	$(172)	$105,348	$(1,025)

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$47,917	$(768)	$—	$—	$47,917	$(768)
Obligations of states and political subdivisions	18,694	(280)	6,476	(299)	25,170	(579)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,461	(100)	—	—	8,461	(100)
Issued by FNMA and FHLMC	42,255	(597)	—	—	42,255	(597)
Other residential mortgage-backed securities Issued or guaranteed by FNMA, FHLMC or GNMA	40,109	(77)	—	—	40,109	(77)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	26,514	(108)	—	—	26,514	(108)
Total	$183,950	$(1,930)	$6,476	$(299)	$190,426	$(2,229)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2010	2009
Proceeds from sales of securities	$12,453	$—
Gross realized gains	364	—
Gross realized (losses)	—	—

Held to Maturity
Proceeds from calls of securities	$1,705	$3,311
Gross realized gains	5	30

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2010, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$9,100	$9,228	$5,635	$5,670
Due after one year through five years	24,496	25,285	15,202	15,583
Due after five years through ten years	134,310	135,116	36,286	37,664
Due after ten years	28,193	28,421	12,852	13,558
	196,099	198,050	69,975	72,475
Mortgage-backed securities	1,449,490	1,508,515	145,913	150,662
Total	$1,645,589	$1,706,565	$215,888	$223,137

Note 3 – Loans and Allowance for Loan Losses

For the periods presented, loans consisted of the following ($ in thousands):

	March 31,	December 31,
	2010	2009
Real estate loans:
Construction, land development and other land loans	$803,942	$830,069
Secured by 1- 4 family residential properties	1,637,121	1,650,743
Secured by nonfarm, nonresidential properties	1,466,296	1,467,307
Other real estate secured	194,641	197,421
Commercial and industrial loans	1,041,580	1,059,164
Consumer loans	542,488	606,315
Other loans	484,810	508,778
Loans	6,170,878	6,319,797
Less allowance for loan losses	101,643	103,662
Net loans	$6,069,235	$6,216,135

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At March 31, 2010, Trustmark’s geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Changes in the allowance for loan losses were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$103,662	$94,922
Loans charged-off	(19,775)	(14,015)
Recoveries	2,661	2,585
Net charge-offs	(17,114)	(11,430)
Provision for loan losses	15,095	16,866
Balance at end of period	$101,643	$100,358

At March 31, 2010 and December 31, 2009, the carrying amounts of nonaccrual loans, which are considered for impairment analysis were $165.5 million and $141.2 million, respectively. When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  At March 31, 2010 and December 31, 2009, specifically evaluated impaired loans totaled $91.3 million and $74.2 million, respectively. The allowance for loan losses included a specific reserve for impaired loans of $4.1 million and $3.2 million at March 31, 2010 and December 31, 2009,  respectively.  Specific charge-offs related to impaired loans totaled $9.8 million and $4.9 million while the provisions charged to net income totaled $1.8 million and $3.0 million for the first quarter of 2010 and 2009, respectively.

At March 31, 2010 and December 31, 2009, nonaccrual loans, not specifically impaired and written down to fair value less cost to sell, totaled $74.2 million and $67.0 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $10.5 million and $10.0 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for the periods ended March 31, 2010 and December 31, 2009.

Loans past due 90 days or more totaled $57.0 million and $55.6 million at March 31, 2010 and December 31, 2009, respectively. Included in these amounts are $48.6 million and $46.7 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At March 31, 2010 and December 31, 2009, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

Note 4 – Mortgage Banking

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the mortgage servicing rights (MSR) when loans are sold and the associated servicing rights are retained.  Trustmark also incorporates a hedging strategy, which utilizes a portfolio of derivative instruments to achieve a return that would substantially offset the changes in fair value of MSR attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.

The fair value of MSR is determined using discounted cash flow techniques benchmarked against third-party valuations.  Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates and discount rates. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes. The impact of implementing this strategy resulted in a net positive ineffectiveness of $1.0 million and $2.1 million for the quarters ended March 31, 2010 and 2009, respectively.  The accompanying table shows that the MSR value decreased $3.1 million for the quarter ended March 31, 2010 primarily due to a decline in mortgage rates.  Offsetting the MSR change is a $4.1 million increase in the value of derivative instruments primarily from hedge income resulting from a steep yield curve and option premium.

The activity in MSR is detailed in the table below ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$50,513	$42,882
Origination of servicing assets	4,518	7,205
Disposals of mortgage loans sold serviced released	(757)	(1,836)
Change in fair value:
Due to market changes	(3,067)	(352)
Due to runoff	(1,170)	(2,643)
Balance at end of period	$50,037	$45,256

Note 5 – Other Real Estate

Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.

For the periods presented, changes and losses, net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$90,095	$38,566
Additions	13,621	7,760
Disposals	(12,120)	(4,131)
Writedowns	(420)	(60)
Balance at end of period	$91,176	$42,135

Losses, net on the sale of other real estate included in other expenses	$(293)	$(85)

Other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2010	2009
Construction, land development and other land loans	$66,680	$60,276
1-4 family residential properties	11,247	11,001
Nonfarm, nonresidential properties	7,053	7,285
Other real estate loans	6,196	11,533
Total other real estate	$91,176	$90,095

Other real estate by geographic location consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2010	2009
Florida	$40,145	$45,927
Mississippi (1)	23,082	22,373
Tennessee (2)	9,769	10,105
Texas	18,180	11,690
Total other real estate	$91,176	$90,095

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 6 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2010	2009
Noninterest-bearing demand deposits	$1,511,080	$1,685,187
Interest-bearing demand	1,406,824	1,261,181
Savings	1,903,118	1,821,366
Time	2,326,031	2,420,731
Total	$7,147,053	$7,188,465

Note 7 – Defined Benefit and Other Postretirement Benefits

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

The following table presents information regarding the plan’s net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Net periodic benefit cost
Service cost	$137	$55
Interest cost	1,194	1,209
Expected return on plan assets	(1,482)	(1,509)
Amortization of prior service credits	—	(127)
Recognized net actuarial loss	850	750
Net periodic benefit cost	$699	$378

The acceptable range of contributions to the plan is determined each year by the plan’s actuary.  Trustmark’s policy is to fund amounts allowable for federal income tax purposes.  In 2010, Trustmark’s minimum required contribution is expected to be zero.  For 2009, the minimum required contribution was also zero.  The actual amount of the contribution will be determined based on the plan’s funded status and return on plan assets as of the measurement date, which is December 31. Trustmark does not expect to make any contributions during the remainder of 2010.

Supplemental Retirement Plan

Trustmark maintains a nonqualified supplemental retirement plan covering directors that elect to defer fees, and covered salary for key executive officers and senior officers.  Effective March 1, 2010, the directors could no longer make future deferrals into the plan, while their vested benefits were frozen.  The plan provides for retirement benefits based on a participant's deferred fees and/or covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31. The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three months ended March 31,
	2010	2009
Net periodic benefit cost
Service cost	$187	$233
Interest cost	560	552
Amortization of prior service cost	37	37
Recognized net actuarial loss	89	59
Net periodic benefit cost	$873	$881

Note 8 – Stock and Incentive Compensation Plans

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

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  During the first three months of 2010, there were no grants of stock option awards.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards are granted to Trustmark’s executive and senior management team, as well as Trustmark’s Board of Directors. Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) or return on average equity (ROAE) and total shareholder return (TSR) compared to a defined peer group. Awards based on TSR are valued utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE and ROAE awards are valued utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. The restriction period for performance awards covers a three-year vesting period.  These awards are recognized on the straight-line method over the requisite service period.  These awards provide for excess time-vested shares, if performance measures exceed 100%.  Any excess time-vested shares granted are restricted for an additional three-year vesting period.  The restricted share agreement provides for voting rights and dividend privileges.

On January 26, 2010, Trustmark awarded 55,787 shares of performance based restricted stock to key members of its executive management team. The performance based restricted stock issued on January 16, 2007, vested on December 31, 2009.  On February 22, 2010, the stock related to this grant was issued to the participants free of restriction.  As a result of achieving 100% of ROATE and 100% of TSR related to the performance goals during the performance period, 73,000 excess time-vested restricted shares were awarded and will vest at December 31, 2012.

Time-Vested Awards

Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During the first three months of 2010, Trustmark awarded 72,605 shares of time-vested restricted stock to key members of its management team and board of directors.

Performance-Based Restricted Stock Unit Award

On January 27, 2009, Trustmark’s Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award) for 23,123 units, with each unit having the value of one share of Trustmark’s common stock.  This award was granted in connection with an employment agreement dated November 20, 2008, that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.  Compensation expense for the RSU award is based on the fair value of Trustmark’s stock at the end of each reporting period presented.

The following table presents information regarding compensation expense for Stock and Incentive plans for the periods presented ($ in thousands):

	Three months ended March 31,
	2010	2009
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$163	$177
Performance awards	455	468
Time-vested awards	674	876
RSU award (share price: $24.43 - 2010; $18.38 - 2009)	158	94
Total stock and incentive plan compensation expense	$1,450	$1,615

Note 9 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At March 31, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $192.1 million and $174.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2010, the fair value of collateral held was $57.6 million.

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

Note 10 – Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards for the three months ended March 31, 2010 and 2009 totaled 1.273 million and 1.829 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Basic shares	63,743	57,351
Dilutive shares	190	47
Diluted shares	63,933	57,398

Note 11 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2010	2009
Income taxes paid	$375	$6,280
Interest expense paid on deposits and borrowings	16,543	24,293
Noncash transfers from loans to foreclosed properties	13,621	7,759

Note 12 – Shareholders’ Equity

Common Stock Offering

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and estimated offering expenses.  Proceeds from this offering were used in the redemption of preferred stock discussed below.

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

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge of approximately $8.2 million to net income available to common shareholders in Trustmark’s fourth quarter financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.  In addition, on December 30, 2009, Trustmark repurchased in full from the Treasury, the Warrant to purchase 1,647,931 shares of Trustmark’s common stock, which was issued to the Treasury pursuant to the TARP CPP.  The purchase price paid by Trustmark to the Treasury for the Warrant was its fair value of $10.0 million.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of March 31, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2010, which Management believes have affected TNB’s present classification.

Trustmark’s and TNB’s actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,020,382	15.15%	$538,967	8.00%	n/a	n/a
Trustmark National Bank	975,642	14.67%	531,949	8.00%	$664,936	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$886,171	13.15%	$269,483	4.00%	n/a	n/a
Trustmark National Bank	844,566	12.70%	265,975	4.00%	$398,962	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$886,171	9.81%	$270,868	3.00%	n/a	n/a
Trustmark National Bank	844,566	9.50%	266,790	3.00%	$444,651	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods ended March 31, 2010 and 2009 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2010	$(2,596)	$972	$(1,624)
Unrealized holding gains on AFS arising during period	9,411	(3,600)	5,811
Adjustment for net gains realized in net income	(369)	141	(228)
Pension and other postretirement benefit plans	818	(313)	505
Balance, March 31, 2010	$7,264	$(2,800)	$4,464

Balance, January 1, 2009	$(23,800)	$9,083	$(14,717)
Unrealized holding losses on AFS arising during period	14,891	(5,696)	9,195
Adjustment for net gains realized in net income	(30)	11	(19)
Pension and other postretirement benefit plans	719	(275)	444
Balance, March 31, 2009	$(8,220)	$3,123	$(5,097)

Note 13 – Other Noninterest Expense

Other noninterest expense consisted of the following for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2010	2009
FDIC assessment expense	$3,147	$2,777
ORE/Foreclosure expense	3,011	630
Other expense	7,757	8,231
Total other expense	$13,915	$11,638

Note 14 – Fair Value

Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. Depending on the nature of the asset or liability, Trustmark uses various valuation techniques and assumptions when estimating fair value.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	March 31, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$68,592	$—	$68,592	$—
Obligations of states and political subdivisions	123,292	—	123,292	—
Mortgage-backed securities	1,508,515	—	1,508,515	—
Corporate debt securities	6,166	—	6,166	—
Securities available for sale	1,706,565	—	1,706,565	—
Loans held for sale	176,682	—	176,682	—
Mortgage servicing rights	50,037	—	—	50,037
Other assets - derivatives:
Futures contracts	(1,206)	(1,206)	—	—
Exchange traded purchased options	83	83	—	—
Over-the-counter written options (rate locks)	172	—	—	172
Other liabilities - derivatives:
Exchange traded written options	1,331	1,331	—	—
Forward contracts	(311)	—	(311)	—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$47,937	$—	$47,937	$—
Obligations of states and political subdivisions	117,508	—	117,508	—
Mortgage-backed securities	1,512,762	—	1,512,762	—
Corporate debt securities	6,189	—	6,189	—
Securities available for sale	1,684,396	—	1,684,396	—
Loans held for sale	226,225	—	226,225	—
Mortgage servicing rights	50,513	—	—	50,513
Other assets - derivatives:
Futures contracts	(3,873)	(3,873)	—	—
Exchange traded purchased options	312	312	—	—
Over-the-counter written options (rate locks)	(61)	—	—	(61)
Other liabilities - derivatives:
Exchange traded written options	935	935	—	—
Forward contracts	(2,156)	—	(2,156)	—

The changes in Level 3 assets measured at fair value on a recurring basis as of March 31, 2010 and 2009 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2010	$50,513	$(61)
Total net gains included in net income	3,761	557
Purchases, sales, issuances and settlements, net	(4,237)	(324)
Balance, March 31, 2010	$50,037	$172

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2010	$(3,067)	$18

Balance, January 1, 2009	$42,882	$1,433
Total net (losses) gains included in net income	(2,995)	3,640
Purchases, sales, issuances and settlements, net	5,369	(2,671)
Balance, March 31, 2009	$45,256	$2,402

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2009	$(352)	$15

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP.  Assets at March 31, 2010, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At March 31, 2010, Trustmark had outstanding balances of $91.3 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $74.2 million at December 31, 2009.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $13.6 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2010 compared with $7.8 million for the same time period in 2009. In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $1.4 million and $784 thousand for the first quarter of 2010 and 2009, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $1.5 million of foreclosed assets were remeasured during the first three months of 2010, requiring write-downs of $420 thousand to reach their current fair values.  No foreclosed assets, other than foreclosed assets measured at fair value upon initial recognition, were remeasured at fair value during the three months ended March 31, 2009.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009, are as follows ($ in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$203,572	$203,572	$219,893	$219,893
Securities available for sale	1,706,565	1,706,565	1,684,396	1,684,396
Securities held to maturity	215,888	223,137	232,984	240,674
Loans held for sale	176,682	176,682	226,225	226,225
Net loans	6,069,235	6,139,172	6,216,135	6,269,054
Other assets - derivatives	(951)	(951)	(3,622)	(3,622)

Financial Liabilities:
Deposits	7,147,053	7,156,917	7,188,465	7,198,796
Short-term liabilities	704,495	704,495	906,989	906,989
Long-term FHLB advances	75,000	75,000	75,000	75,000
Subordinated notes	49,782	46,500	49,774	48,661
Junior subordinated debt securities	70,104	34,640	70,104	32,536
Other liabilities - derivatives	1,020	1,020	(1,221)	(1,221)

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at March 31, 2010.

A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 17 included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2009.

Note 15 – Derivative Financial Instruments

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges of these transactions that qualify as fair value hedges under FASB ASC Topic 815, the ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $145.5 million at March 31, 2010, with a positive valuation adjustment of $311 thousand, compared to $188.1 million, with a positive valuation adjustment of $2.2 million as of December 31, 2009.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $1.0 million and $2.1 million for the quarters ended March 31, 2010 and 2009, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $99.5 million at March 31, 2010, with a positive valuation adjustment of $172 thousand, compared to $78.9 million, with a negative valuation adjustment of $61 thousand as of December 31, 2009.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented:

Fair Value of Derivative Instruments
($ in thousands)

	March 31,	December 31,
	2010	2009
Derivatives in net hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$(311)	$(2,156)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(1,206)	$(3,873)
Exchange traded purchased options included in other assets	83	312
OTC written options (rate locks) included in other assets	172	(61)
Exchange traded written options included in other liabilities	1,331	935

	Three Months Ended March 31,
	2010	2009
Derivatives in net hedging relationships
Amount of loss recognized in mortgage banking, net	$(1,845)	$(1,415)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$4,340	$3,377

Note 16 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides Trustmark’s customers with reliable guidance and sound, practical advice for accumulating, preserving and transferring wealth.  Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called “funds transfer pricing”, charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the General Banking segment, which contains the management team responsible for determining the bank’s funding and interest rate risk strategies.

The following table discloses financial information by reportable segment for the periods ended March 31, 2010 and 2009 ($ in thousands):

	Three Months Ended March 31,
	2010	2009
General Banking
Net interest income	$86,312	$87,487
Provision for loan losses	15,088	16,923
Noninterest income	26,049	29,936
Noninterest expense	65,831	63,646
Income before income taxes	31,442	36,854
Income taxes	9,852	12,551
General banking net income	$21,590	$24,303

Selected Financial Information
Average assets	$9,224,942	$9,660,675
Depreciation and amortization	$5,587	$6,875

Wealth Management
Net interest income	$1,051	$982
Provision for loan losses	7	(57)
Noninterest income	5,573	5,743
Noninterest expense	5,085	5,026
Income before income taxes	1,532	1,756
Income taxes	516	631
Wealth management net income	$1,016	$1,125

Selected Financial Information
Average assets	$92,856	$99,208
Depreciation and amortization	$68	$72

Insurance
Net interest income	$55	$80
Provision for loan losses	—	—
Noninterest income	6,747	7,325
Noninterest expense	5,445	5,735
Income before income taxes	1,357	1,670
Income taxes	508	613
Insurance net income	$849	$1,057

Selected Financial Information
Average assets	$17,040	$17,931
Depreciation and amortization	$143	$106

Consolidated
Net interest income	$87,418	$88,549
Provision for loan losses	15,095	16,866
Noninterest income	38,369	43,004
Noninterest expense	76,361	74,407
Income before income taxes	34,331	40,280
Income taxes	10,876	13,795
Consolidated net income	$23,455	$26,485

Selected Financial Information
Average assets	$9,334,838	$9,777,814
Depreciation and amortization	$5,798	$7,053

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, to address potential practice issues associated with FASB ASC Topic 855 (Statement 165). The ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements.  This change was immediately effective.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Trustmark beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for Trustmark on January 1, 2010 and are reported in Note 14 – Fair Value.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” In June 2009, the FASB issued SFAS No. 167, codified as ASU 2009-17, which modifies how a company determines when an variable interest entity (VIE) that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate a VIE is based on, among other things, the VIE’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. ASU 2009-17 became effective for Trustmark’s financial statements on January 1, 2010 and the adoption did not have a significant impact on Trustmark’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets.”  In June 2009, the FASB issued SFAS No. 166, codified as ASU 2009-16, which amended ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminated the concept of a “qualifying special-purpose entity” and changed the requirements for derecognizing financial assets. ASU 2009-16 also required additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 also modified the criteria that must be met in order for a transfer of a portion of a financial asset, such as a loan participation, to qualify for sale accounting. ASU 2009-16 became effective for Trustmark’s financial statements on January 1, 2010 and the adoption did not have a significant impact on Trustmark’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2010, TNB had total assets of $9.2 billion, which represents approximately 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,506 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At March 31, 2010, TNB’s mortgage loan portfolio totaled approximately $1.0 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.3 billion.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by TRMK Risk Management, Inc. (TRMI).  TRMI engages in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At March 31, 2010, assets under management and administration totaled $7.3 billion.

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

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At March 31, 2010, Somerville had total assets of $183 million.

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

Executive Overview

During the first three months of 2010, the national economy showed signs of strengthening as seen by the third straight quarterly gain in economic performance.  Still, first quarter growth of 3.2% was weaker than in the fourth quarter of last year, when the economy grew at 5.6%.  The initial estimate of the first quarter Gross Domestic Product data recently released by Commerce Department shows important signs of continued U.S. economic recovery, but most economists agree that it will take a considerable amount of time to return to full economic health and full employment.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, declining values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  In order to reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  During the first three months of 2010 and throughout 2009, Trustmark and TNB’s capital ratios exceeded the minimum levels required for it to be ranked well-capitalized, both prior to and after Trustmark’s participation in the U.S. Treasury’s TARP CPP.

Trustmark did not make significant changes to its loan underwriting standards during the first three months of 2010.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adheres to its primary regulator’s guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream Federal funds lines, Federal Reserve Discount Window, FHLB advances, and brokered deposits.

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

As a participant in the TARP CPP, on November 21, 2008, Trustmark issued to the Treasury 215,000 shares of Senior Preferred Stock, as well as a ten-year warrant (the Warrant) to purchase up to 1,647,931 shares of Trustmark’s common stock, at an initial exercise price of $19.57 per share, subject to customary anti-dilution adjustments.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no changes in Trustmark’s critical accounting estimates during the first three months of 2010.

Financial Highlights

Trustmark’s net income available to common shareholders totaled $23.5 million in the first quarter of 2010, which represented basic earnings per common share of $0.37.  Trustmark’s net income for the first quarter of 2010 produced a return on average tangible common equity of 11.98%.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share, which is payable June 15, 2010, to shareholders of record on June 1, 2010.

Net income available to common shareholders for the three months ended March 31, 2010, increased $96 thousand, or 0.4% when compared to the same time period in 2009.  The slight increase was primarily the result of preferred stock dividends and the accretion of preferred stock discount during the first three months of 2009, which reduced net income available to common shareholders by approximately $3.1 million.  Excluding preferred stock dividends and the accretion of preferred stock discount, net income decreased $3.0 million, or 11.4%, compared to the same time period in 2009.  This decline resulted from decreases in both net interest income and noninterest income of $1.1 million and $4.6 million, respectively, and was partially offset by a decrease in the loan loss provision of $1.8 million.  The decrease in noninterest income was due largely to the reduction in mortgage banking income of $4.8 million, which resulted from a significant reduction in mortgage production when the first three months of 2010 is compared to the same time period in 2009.  The growth in noninterest expense primarily resulted from an increase in other expense of $2.3 million, which can be attributed to increased costs related to real estate foreclosure expenses.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

At March 31, 2010, nonperforming assets totaled $256.7 million, an increase of $25.4 million, or 11.0%, compared to December 31, 2009, and total nonaccrual loans were $165.5 million, representing an increase of $24.3 million relative to December 31, 2009.  Total net charge-offs for the three months ended March 31, 2010 were $17.1 million compared to total net charge-offs for the three months ended March 31, 2009 of $11.4 million.

Selected Financial Data
($ in thousands)

Three Months Ended March 31,	2010	2009
Consolidated Statements of Income
Total interest income	$103,140	$113,805
Total interest expense	15,722	25,256
Net interest income	87,418	88,549
Provision for loan losses	15,095	16,866
Noninterest income	38,369	43,004
Noninterest expense	76,361	74,407
Income before income taxes	34,331	40,280
Income taxes	10,876	13,795
Net Income	23,455	26,485
Preferred stock dividends/discount accretion	—	3,126
Net Income Available to Common Shareholders	$23,455	$23,359

Common Share Data
Basic earnings per share	$0.37	$0.41
Diluted earnings per share	0.37	0.41
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average common equity	8.47%	9.60%
Return on average tangible common equity	11.98%	14.46%
Return on average total equity	8.47%	9.01%
Return on average assets	1.02%	1.10%
Net interest margin (fully taxable equivalent)	4.42%	4.18%

Credit Quality Ratios
Net charge-offs/average loans	1.08%	0.66%
Provision for loan losses/average loans	0.95%	0.98%
Nonperforming loans/total loans (incl LHFS*)	2.61%	1.94%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.99%	2.53%
Allowance for loan losses/total loans (excl LHFS*)	1.65%	1.51%

March 31,	2010	2009
Consolidated Balance Sheets
Total assets	$9,293,215	$9,775,714
Securities	1,922,453	1,869,724
Loans (including loans held for sale)	6,347,560	6,942,288
Deposits	7,147,053	7,156,940
Common shareholders’ equity	1,128,529	994,804
Preferred shareholder’s equity	—	205,564

Common Stock Performance
Market value - close	$24.43	$18.38
Common book value	17.68	17.34
Tangible common book value	12.82	11.87

Capital Ratios
Total equity/total assets	12.14%	12.28%
Common equity/total assets	12.14%	10.18%
Tangible equity/tangible assets	9.11%	9.37%
Tangible common equity/tangible assets	9.11%	7.20%
Tangible common equity/risk-weighted assets	12.15%	9.43%
Tier 1 leverage ratio	9.81%	10.17%
Tier 1 common risk-based capital ratio	12.14%	9.55%
Tier 1 risk-based capital ratio	13.15%	13.34%
Total risk-based capital ratio	15.15%	15.28%

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

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators.  Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible common equity ratios. Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculations may not be comparable with other organizations. In addition, there may be limits in the usefulness of these measures to investors. As a result, Trustmark encourages readers to consider its consolidated financial statements in their entirety and not to rely on any single financial measure.  The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP.

Reconciliation of Non-GAAP Financial Measures ($ in thousands)
			Three Months Ended March 31,
			2010	2009
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders’ equity			$1,123,356	$1,192,398
Less:	Preferred stock		—	(205,417)
Total average common equity			1,123,356	986,981
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		$(19,484)	$(23,440)
Total average tangible common equity			$812,768	$672,437

PERIOD END BALANCES
Total shareholders’ equity			$1,128,529	$1,200,368
Less:	Preferred stock		—	(205,564)
Total common equity			1,128,529	994,804
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(18,944)	(22,820)
Total tangible common equity		(a)	$818,481	$680,880

TANGIBLE ASSETS
Total assets			$9,293,215	$9,775,714
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(18,944)	(22,820)
Total tangible assets		(b)	$8,983,167	$9,461,790

Risk-weighted assets		(c)	$6,737,084	$7,216,846

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders			$23,455	$23,359
Plus:	Intangible amortization net of tax		545	618
Net income adjusted for intangible amortization			$24,000	$23,977

Period end common shares outstanding		(d)	63,844,500	57,378,318

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1			11.98%	14.46%
Tangible common equity/tangible assets		(a)/(b)	9.11%	7.20%
Tangible common equity/risk-weighted assets		(a)/(c)	12.15%	9.43%
Tangible common book value		(a)/(d)*1,000	$12.82	$11.87

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders’ equity			$1,128,529	$1,200,368
Eliminate qualifying AOCI			(4,464)	5,097
Qualifying tier 1 capital			68,000	68,000
Disallowed goodwill			(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes			9,158	7,748
Other disallowed intangibles			(18,944)	(22,820)
Disallowed servicing intangible			(5,004)	(4,526)
Total tier 1 capital			$886,171	$962,763
Less:	Qualifying tier 1 capital		(68,000)	(68,000)
	Preferred stock		—	(205,564)
Total tier 1 common capital		(e)	$818,171	$689,199

Tier 1 common risk-based capital ratio		(e)/(c)	12.14%	9.55%

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

Net interest income-FTE for the first three months of 2010 decreased $235 thousand, or 0.3%, compared to the same time period in 2009, due to lower average earning asset balances. The impact of lower earning asset balances was partially offset by a 24 basis point increase in the net interest margin to 4.42% during the first three months of 2010, compared to 4.18% for the first three months of 2009. The net interest margin increase was primarily a result of decreased deposit costs, as Trustmark focused on reducing higher cost certificates of deposits, as well as prudent loan pricing, including the use of interest rate floors in its commercial loan pricing. The impact of these two initiatives more than offset the gradual downward repricing of the bank’s long-term fixed rate assets.

Average interest-earning assets for the first three months of 2010 were $8.314 billion, compared with $8.833 billion for the same time period in 2009, a decrease of $518.5 million. This decline was primarily due to a decrease in average total loans of $569.3 million, or 8.2% during the first three months of 2010.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending and the decision to discontinue indirect auto financing as well as the continued weak demand for loans.  During the first three months of 2010, the yield on loans decreased five basis points when compared to the same time period in 2009 due to the downward repricing of fixed rate assets.  Average total securities increased $50.5 million during the first three months of 2010 when compared to the same time period in 2009.  The overall yield on securities decreased 49 basis points when compared to the same time period in 2009 due to the run-off of higher yielding securities being replaced with lower yielding securities.  As a result of these factors, interest income-FTE decreased $9.8 million, or 8.4%, when the first quarter of 2010 is compared with the same time period in 2009.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.34% for the first three months of 2009 to 5.19% for the same time period in 2010, a decrease of 15 basis points.

Average interest-bearing liabilities for the first three months of 2010 totaled $6.590 billion compared with $6.995 billion for the same time period in 2009, a decrease of $404.2 million, or 5.8%.  During the first three months of 2010, interest-bearing deposits increased $100.5 million, or 1.8%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $504.7 million, or 33.6% due to the reduction in loans coupled with stable deposits.  Due to a reduction in higher-cost wholesale funding products, the overall yield on liabilities declined 49 basis points during the first three months of 2010 when compared with the same time period in 2009.  As a result of these factors, total interest expense for the first three months of 2010 decreased $9.5 million, or 37.7%, when compared with the first three months of 2009.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended March 31,
	2010			2009

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$10,438	$8	0.31%	$15,988	$19	0.48%
Securities - taxable	1,693,105	19,735	4.73%	1,683,745	21,654	5.22%
Securities - nontaxable	151,919	2,180	5.82%	110,737	1,834	6.72%
Loans (including loans held for sale)	6,412,671	84,127	5.32%	6,981,921	92,382	5.37%
Other earning assets	46,199	383	3.36%	40,485	313	3.14%
Total interest-earning assets	8,314,332	106,433	5.19%	8,832,876	116,202	5.34%
Cash and due from banks	216,305			239,508
Other assets	910,401			803,416
Allowance for loan losses	(106,200)			(97,986)
Total Assets	$9,334,838			$9,777,814

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,595,034	13,904	1.01%	$5,494,572	22,540	1.66%
Federal funds purchased and securities sold under repurchase agreements	600,826	226	0.15%	674,175	364	0.22%
Other borrowings	394,431	1,592	1.64%	825,785	2,352	1.16%
Total interest-bearing liabilities	6,590,291	15,722	0.97%	6,994,532	25,256	1.46%
Noninterest-bearing demand deposits	1,535,209			1,470,822
Other liabilities	85,982			120,062
Shareholders’ equity	1,123,356			1,192,398
Total Liabilities and Shareholders’ Equity	$9,334,838			$9,777,814

Net Interest Margin		90,711	4.42%		90,946	4.18%

Less tax equivalent adjustment		3,293			2,397

Net Interest Margin per Consolidated Statements of Income		$87,418			$88,549

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for the first three months of 2010 totaled $15.1 million, or 0.95% of average loans, compared to $16.9 million, or 0.98%, for the same time period in 2009.

Provision for Loan Losses
($ in thousands)

	Three Months Ended March 31,
	2010	2009
Florida	$5,501	$10,733
Mississippi (1)	3,748	4,386
Tennessee (2)	1,314	1,621
Texas	4,532	126
Total provision for loan losses	$15,095	$16,866

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

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 30.3% and 32.7% of total revenue, before securities gains, net for the first three months of 2010 and 2009, respectively.  Total noninterest income before securities gains, net for the first three months of 2010 decreased $5.0 million, or 11.6%, compared to the same time period in 2009.  The comparative components of noninterest income for the periods ended March 31, 2010 and 2009 are shown in the accompanying table.

Noninterest Income
($ in thousands)

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Service charges on deposit accounts	$12,977	$12,568	$409	3.3%
Insurance commissions	6,837	7,422	(585)	-7.9%
Wealth management	5,355	5,555	(200)	-3.6%
General banking-other	5,880	5,407	473	8.7%
Mortgage banking, net	6,072	10,907	(4,835)	-44.3%
Other, net	879	1,115	(236)	-21.2%
Total Noninterest Income before securities gains, net	38,000	42,974	(4,974)	-11.6%
Securities gains, net	369	30	339	n/m
Total Noninterest Income	$38,369	$43,004	$(4,635)	-10.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The single largest component of noninterest income continues to be service charges on deposit accounts, which increased $409 thousand, or 3.3%, during the first three months of 2010, when compared to the same time period in 2009.  Service charges on deposit accounts include general account service charges and NSF fees.  General account service charges decreased $445 thousand during the first three months of 2010 when compared to the same time period in 2009.  The decrease in general account service charges during the first three months of 2010 is primarily attributable to increased usage of accounts that do not charge a monthly fee.  NSF fees increased $854 thousand during the first three months of 2010 when compared to the same time period in 2009.  The growth in NSF fees when comparing the first quarter of 2010 to the same time period in 2009 reflected increases in both collection percentage and NSF opportunities as well as an upgrade in the decisioning tools used for determining NSFs.  In November 2009, the Federal Reserve Board adopted final rules that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents to the overdraft service for those products.  This change will reduce the fees that Trustmark is able to charge when customers have insufficient funds in an account.  Trustmark estimates that this charge, which becomes effective on July 1, 2010, may reduce noninterest income by approximately $5 million to $7 million for the year ending December 31, 2010.

Insurance commissions were $6.8 million during the first three months of 2010 compared with $7.4 million for the same time period in 2009.  The decline in insurance commissions experienced during the first three months of 2010 were primarily due to lower commission volume on commercial property and casualty policies and lower construction bonding activity.  Insurance commission revenues continue to face pressure from falling premium prices for similar insurable risks.  Furthermore, a recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, as well as forced companies to downsize or close.

Wealth management income totaled $5.4 million for the first three months of 2010 compared with $5.6 million for the same time period in 2009.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income during the first three months of 2010 is largely attributed to historically low short-term interest rates that have negatively impacted money management fee income from money market funds and sweep arrangements when compared to the same time period in 2009.  In addition, during the first three months of 2010, revenues from brokerage services have increased primarily due to improved market conditions when compared to the same time period in 2009.  At March 31, 2010 and 2009, Trustmark held assets under management and administration of $7.3 billion and $6.6 billion, respectively, and brokerage assets of $1.2 billion and $1.1 billion, respectively.

General banking-other totaled $5.9 million for the first three months of 2010 compared with $5.4 million for the same time period in 2009. General banking-other income consists primarily of fees on various bank products and services as well as bankcard fees and safe deposit box fees.  The increase of $473 thousand during the first three months of 2010 was primarily the result of growth in fees earned on bankcard products due to increased consumer usage.

Net revenues from mortgage banking were $6.1 million for the first three months of 2010 compared with $10.9 million for the same time period in 2009, a decrease of $4.8 million, or 44.3%.  As shown in the accompanying table, net mortgage servicing income decreased to $3.4 million for the first three months of 2010 compared to $4.0 million for the same time period in 2009.  This decrease is primarily due to a drop in mortgage production during the first quarter of 2010 as well as the sale of approximately $920.9 million in mortgages serviced for others during the fourth quarter of 2009.  As a result, loans serviced for others totaled $4.3 billion at March 31, 2010 compared with $5.0 billion at March 31, 2009.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Mortgage servicing income, net	$3,449	$4,001	$(552)	-13.8%
Change in fair value-MSR from runoff	(1,170)	(2,643)	1,473	-55.7%
Gain on sales of loans, net	3,755	4,004	(249)	-6.2%
Other, net	(1,002)	3,490	(4,492)	n/m
Mortgage banking income before hedge ineffectiveness	5,032	8,852	(3,820)	-43.2%
Change in fair value-MSR from market changes	(3,067)	(352)	(2,715)	n/m
Change in fair value of derivatives	4,107	2,407	1,700	70.6%
Net positive hedge ineffectiveness	1,040	2,055	(1,015)	-49.4%
Mortgage banking, net	$6,072	$10,907	$(4,835)	-44.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, Trustmark utilizes derivatives instruments to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of the derivative instrument are recorded in mortgage banking, net and are offset by changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the fair value of the MSR attributable to market changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $1.0 million and $2.1 million for the quarters ended March 31, 2010 and 2009, respectively.  The MSR value decreased $3.1 million for the quarter ended March 31, 2010 primarily due to a decline in mortgage rates.  Offsetting the MSR change is a $4.1 million increase in the value of derivative instruments primarily from hedge income resulting from a steep yield curve and option premium.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $3.8 million during the first three months of 2010 compared to $4.0 million for the same time period in 2009.  When compared with the first quarter of 2009, the decline in the gain on sales of loans during the first quarter of 2010 resulted from a decrease in loan sales from secondary marketing activities of approximately $239.2 million offset by higher margins due to the current market environment.

The $4.5 million decrease in other mortgage banking income, net comes primarily from a decline in the valuation of loans held for sale when the first quarter of 2010 is compared to the same period in 2009.  This decrease in valuation was affected by both a large decrease in loans held for sale, which fell from a balance of $301.7 million at March 31, 2009 to $176.7 million at March 31, 2010, and the impact this volume reduction had on the related profit margin.

Other income, net for the first three months of 2010 was $879 thousand compared to $1.1 million for the same time period in 2009.  The decrease of $236 thousand, or 21.2%, during the first three months of 2010 primarily resulted from a significant reduction in gains on sales of student loans.

During the first three months of 2010, in order to manage the duration of the securities portfolio and capitalize upon advantageous market conditions, Trustmark sold approximately $12.5 million of primarily mortgage-related securities compared to no security sales for the same time period in 2009.  This resulted in $369 thousand of securities gains, net for the first three months of 2010 compared to $30 thousand for the first quarter of 2009.  Securities gains, net for the first three months of 2009 resulted from calls of held to maturity securities.

Noninterest Expense

Trustmark’s noninterest expense for the first three months of 2010 increased $2.0 million, or 2.6%, compared to the same time period in 2009.  The increase during the first three months of 2010 was primarily attributable to higher real estate foreclosure expenses.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense are shown in the accompanying table.

Noninterest Expense
($ in thousands)

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Salaries and employee benefits	$42,854	$43,425	$(571)	-1.3%
Services and fees	10,255	10,000	255	2.6%
Net occupancy-premises	5,034	5,178	(144)	-2.8%
Equipment expense	4,303	4,166	137	3.3%
Other expense:
FDIC assessment expense	3,147	2,777	370	13.3%
ORE/Foreclosure expense	3,011	630	2,381	n/m
Other expense	7,757	8,231	(474)	-5.8%
Total other expense	13,915	11,638	2,277	19.6%
Total noninterest expense	$76,361	$74,407	$1,954	2.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and employee benefits, the largest category of noninterest expense, were $42.9 million for the first three months of 2010 compared to $43.4 million for the same time period in 2009.  During the first three months of 2010, salary expense decreased approximately $771 thousand when compared with the same time period in 2009.  This decrease reflects lower stock-based and general incentive costs as well as Trustmark’s ongoing human capital management initiatives which resulted in a decrease of 83 FTE employees at March 31, 2010 compared to March 31, 2009.  The decrease of 83 FTE employees was primarily accomplished through attrition resulting from technology improvements.  Employee benefits expense for the first three months of 2010 increased by approximately $231 thousand when compared to the same time period in 2009 and is primarily attributed to increased costs for employee retirement programs.

Services and fees for the first three months of 2010 increased $255 thousand, or 2.6%, when compared with the same time period in 2009.  The growth in services and fees expenses is primarily the result of the investment in a new core retail banking software system.

During the first three months of 2010, other expenses increased $2.3 million, or 19.6% compared to the same time period in 2009.  The growth in other expenses during the first three months of 2010 was primarily from increased real estate foreclosure expenses, which resulted from higher other real estate balances when compared to March 31, 2009.  In addition, FDIC insurance expense for the first quarter of 2010 increased $370 thousand when compared to the first quarter of 2009 due to growth in both fee assessment rates and deposits. On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of March 31, 2010, Trustmark’s remaining prepaid assessment amount was approximately $33.9 million.  Also during 2009, the FDIC increased annual assessment rates uniformly by three basis points beginning in 2011 to address the need to return the Deposit Insurance Fund to its statutorily mandated minimum reserve ratio of 1.15% within eight years.

Segment Information

Results of Segment Operations

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides Trustmark’s customers with reliable guidance and sound, practical advice for accumulating, preserving and transferring wealth.  Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  For financial information by reportable segment, please see Note 16 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the three months ended March 31, 2010 and 2009.

General Banking

Net interest income for the three months ended March 31, 2010 decreased $1.2 million, or 1.3%, when compared to the same period in 2009 due to lower average earning asset balances.  The provision for loan losses for the three months ended March 31, 2010 totaled $15.1 million compared to $16.9 million for the same period in 2009, a decrease of $1.8 million, or 10.8%.

Noninterest income for the three months ended March 31, 2010 decreased $3.9 million, or 13.0%, when compared to the same period in 2009.  The decrease during the three months ended March 31, 2010 was primarily due to a decrease in mortgage banking of $4.8 million offset against increases in NSF/OD charges and general banking-other of $851 thousand and $474 thousand, respectively.  The decrease in mortgage banking is primarily attributed to a $4.5 million decrease in the quarterly mortgage valuation adjustment contained in other mortgage banking income, net.

Noninterest expense for the three months ended March 31, 2010 increased $2.2 million, or 3.4%, when compared to the same period in 2009.  The increase during the three months ended March 31, 2010 was primarily due to a $2.3 million increase in real estate foreclosure expenses, which resulted from higher other real estate balances when compared to March 31, 2009.  Also, data processing expenses and FDIC insurance expense increased $776 thousand and $364 thousand respectively, while salaries and benefits, communications expense and franchise taxes decreased $406 thousand, $256 thousand and $201 thousand, respectively.

Insurance

Trustmark’s Insurance Division includes two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.

During the first quarter of 2010, net income for the Insurance Division decreased $208 thousand, or 19.7%, when compared with the same time period in 2009, primarily from a reduction in insurance commissions, which is contained in noninterest income.  For more information on this change, please see the analysis of Insurance commissions included in Noninterest Income located elsewhere in this document.

At March 31, 2010, Trustmark performed an impairment analysis on the reporting unit in the Insurance Division due to current market conditions and concluded that no impairment charge was required. However, as a result of pressure from a generally soft insurance market, the spread between the Insurance Division’s fair value and book value has narrowed since year-end.  A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.

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

Net income for the Wealth Management Division decreased $109 thousand, or 9.7%, when comparing the first quarter of 2010 with the same time period in 2009, primarily from a reduction in fees earned from trust services, which is contained in noninterest income.  For more information on this change, please see the analysis of Wealth Management income included in Noninterest Income located elsewhere in this document.

Income Taxes

For the three months ended March 31, 2010, Trustmark’s combined effective tax rate was 31.7% compared to 34.2% for the same time period in 2009.  The decrease in Trustmark’s effective tax rate is mainly due to an increase in investments providing federal and state income tax credits along with immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Earning assets totaled $8.282 billion, or 89.1% of total assets, at March 31, 2010, compared with $8.470 billion, or 88.9% of total assets, at December 31, 2009, a decrease of $188.2 million, or 2.2%.

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

When compared with December 31, 2009, total investment securities increased by $5.1 million during the first three months of 2010.  This increase resulted primarily from purchases of Agency guaranteed securities offset by maturities and paydowns.  In addition, during the first three months of 2010, Trustmark sold approximately $12.5 million in securities, generating a gain of approximately $369 thousand.  This was a strategy undertaken primarily to manage the duration of the securities portfolio and capitalize upon advantageous market conditions.

The securities portfolio is one of many tools Management uses to control exposure to interest rate risk.  Interest rate risk can be adjusted by altering both the duration and size of the portfolio.  Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping both the average life and the balance of investment securities at relatively low levels.  The weighted-average life during the first three months of 2010 has lengthened when compared to the same time period in 2009 despite the investment strategy mentioned above primarily due to slower prepayment expectations for mortgage related securities.  As a result, the weighted-average life of the portfolio increased to 3.50 years at March 31, 2010, compared to 1.94 years at March 31, 2009.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At March 31, 2010, AFS securities totaled $1.707 billion, which represented 88.8% of the securities portfolio, compared to $1.684 billion, or 87.8%, at December 31, 2009.  At March 31, 2010, unrealized gains, net on AFS securities totaled $61.0 million compared with unrealized gains, net of $51.9 million at December 31, 2009.  At March 31, 2010, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2010, HTM securities totaled $215.9 million and represented 11.2% of the total portfolio, compared with $233.0 million, or 12.2%, at December 31, 2009.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 90% of the portfolio in U.S. Government agency-backed obligations and other AAA rated securities.  None of the securities owned by Trustmark are collateralized by assets that are considered sub-prime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas and the Federal Reserve Bank, Trustmark does not hold any equity investment in government sponsored entities.

As of March 31, 2010, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies that are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at March 31, 2010.

Securities Portfolio by Credit Rating (1)
($ in thousands)

	March 31, 2010
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,518,190	92.3%	$1,577,104	92.5%
Aa1 to Aa3	40,701	2.5%	41,287	2.4%
A1 to A3	25,092	1.5%	25,195	1.5%
Baa1 to Baa3	7,520	0.5%	7,657	0.4%
Not Rated (2)	54,086	3.2%	55,322	3.2%
Total securities available for sale	$1,645,589	100.0%	$1,706,565	100.0%

Securities Held to Maturity
AAA	$147,558	68.3%	$152,360	68.3%
Aa1 to Aa3	21,671	10.0%	23,033	10.3%
A1 to A3	14,444	6.7%	14,778	6.6%
Baa1 to Baa3	2,599	1.2%	2,643	1.2%
Not Rated (2)	29,616	13.8%	30,323	13.6%
Total securities held to maturity	$215,888	100.0%	$223,137	100.0%

(1) - Credit ratings obtained from Moody’s Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2010, approximately 93% of the available for sale securities are rated AAA investment grade and the same is true with respect to 68% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At March 31, 2010, loans held for sale totaled $176.7 million, consisting of $96.0 million of residential real estate mortgage loans in the process of being sold to third parties and $80.7 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2009, loans held for sale totaled $226.2 million, consisting of $145.2 million of residential real estate mortgage loans in the process of being sold to third parties and $81.0 million of Government National Mortgage Association (GNMA) optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At March 31, 2010, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

Loans and Allowance for Loan Losses

Loans at March 31, 2010 totaled $6.171 billion compared to $6.320 billion at December 31, 2009, a decrease of $148.9 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and indirect consumer auto loans.  In addition, these loan classifications, as well as commercial and industrial loans, have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to Trustmark’s Florida market, which at March 31, 2010 had loans totaling $183.7 million; a decrease of $15.2 million from December 31, 2009.  This trend is expected to continue until the real estate market stabilizes in Florida and overall economic conditions improve. The consumer loan portfolio decrease of $63.8 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at March 31, 2010 totaled $331.9 million compared to $386.0 million at December 31, 2009.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

In the following tables, loans reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages), credit cards and indirect consumer auto loans.  These loans are included in the Mississippi Region because they are centrally decisioned and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi.

The table below shows the carrying value of the loan portfolio for the periods presented:

	March 31,	December 31,
	2010	2009
Real estate loans:
Construction, land development and other land loans	$803,942	$830,069
Secured by 1- 4 family residential properties	1,637,121	1,650,743
Secured by nonfarm, nonresidential properties	1,466,296	1,467,307
Other real estate secured	194,641	197,421
Commercial and industrial loans	1,041,580	1,059,164
Consumer loans	542,488	606,315
Other loans	484,810	508,778
Loans	6,170,878	6,319,797
Less allowance for loan losses	101,643	103,662
Net loans	$6,069,235	$6,216,135

The loan composition by region at March 31, 2010 is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	March 31, 2010
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$803,942	$183,670	$299,664	$57,320	$263,288
Secured by 1-4 family residential properties	1,637,121	81,297	1,362,648	163,410	29,766
Secured by nonfarm, nonresidential properties	1,466,296	179,637	828,599	213,224	244,836
Other real estate secured	194,641	5,195	161,955	9,586	17,905
Commercial and industrial loans	1,041,580	22,100	767,215	68,973	183,292
Consumer loans	542,488	2,077	504,555	27,674	8,182
Other loans	484,810	29,480	404,848	19,637	30,845
Loans	$6,170,878	$503,456	$4,329,484	$559,824	$778,114

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Construction, Land Development and Other Land Loans by Region
Lots	$91,812	$57,436	$23,634	$3,315	$7,427
Development	187,378	27,381	64,546	10,851	84,600
Unimproved land	267,386	71,271	106,402	31,136	58,577
1-4 family construction	121,518	10,247	76,440	5,031	29,800
Other construction	135,848	17,335	28,642	6,987	82,884
Construction, land development and other land loans	$803,942	$183,670	$299,664	$57,320	$263,288

	March 31, 2010
Loans Secured by Nonfarm, Nonresidential Properties by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Income producing:
Retail	$175,359	$36,451	$84,127	$28,922	$25,859
Office	157,738	55,025	81,212	11,429	10,072
Nursing homes/assisted living	131,735	—	121,538	4,822	5,375
Hotel/motel	67,436	12,810	30,711	11,043	12,872
Industrial	22,970	7,945	4,912	1,202	8,911
Health care	10,576	—	10,511	65	—
Convenience stores	7,533	298	4,735	1,307	1,193
Other existing	140,719	13,305	62,168	17,067	48,179
Total Income Producing	714,066	125,834	399,914	75,857	112,461

Owner-occupied:
Churches	120,474	2,315	53,167	60,508	4,484
Office	119,791	21,746	61,949	17,950	18,146
Health care	83,409	11,265	58,246	5,084	8,814
Industrial warehouses	86,059	1,387	57,245	423	27,004
Convenience stores	64,552	1,305	42,554	4,187	16,506
Retail	36,931	6,003	19,172	1,483	10,273
Auto dealerships	21,429	633	15,848	1,644	3,304
Restaurants	32,820	882	24,377	6,162	1,399
Miscellaneous commercial owner-occupied	186,765	8,267	96,127	39,926	42,445
Total Owner-Occupied	752,230	53,803	428,685	137,367	132,375

Loans secured by nonfarm, nonresidential properties	$1,466,296	$179,637	$828,599	$213,224	$244,836

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes, are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At March 31, 2010, Trustmark held “alt A” mortgages with an aggregate principal balance of approximately $6.0 million (0.15% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

During the quarter ended June 30, 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon current regulatory guidance from its primary regulator.  This refined methodology delineated the commercial purpose and commercial construction loan portfolios into 13 separate loan types (or pools), which had similar characteristics, such as, repayment, collateral and risk profiles.  The 13 separate loan pools utilized a 10-point risk rating system to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type. This change expanded commercial loans from a single pool in 2008 and prior years to the thirteen separate pools and increased risk factors for commercial loan types to 130. The thirteen separate loan pools included nine basic loan groups, of which four groups were separated between Florida and non-Florida. This allowed Trustmark to reallocate loan loss reserves to loans that represent the highest risk.  As a result, approximately $8.0 million in qualitative reserves were reallocated to specific reserves during the second quarter of 2009.

During the first quarter of 2010, Trustmark continued to refine the allowance for loan loss methodology for commercial loans by segregating the pools into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market while continuing to utilize a 10-point risk rating system for each pool.  As a result, risk rate factors for commercial loan types increased to 360 while having an immaterial impact to the overall balance of the allowance for loan losses.  The nine separate pools are segmented below:

➢	Commercial Purpose Loans

	●	Real Estate – Owner Occupied
	●	Real Estate – Non-Owner Occupied
	●	Working Capital
	●	Non-Working Capital
	●	Land
	●	Lots and Development
	●	Political Subdivisions

➢	Commercial Construction Loans

	●	1 to 4 Family
	●	Non-1 to 4 Family

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

At March 31, 2010, the allowance for loan losses was $101.6 million, a decrease of $2.0 million when compared with December 31, 2009, primarily resulting from $1.8 million in provisioning being required for $9.8 million in charge-offs related to loan impairment. Reserves in the amount of $8.0 million were already established for these loans. Trustmark has not experienced any abnormal credit deterioration, excluding the Florida Panhandle where, after a decade of growth, the economy has declined as a result of overbuilding commercial developments of residential real estate.  Trustmark is actively engaged in the resolution of credit issues in the Florida Panhandle.  Total allowance coverage of nonperforming loans, excluding impaired loans charged down to net realizable value, at March 31, 2010, was 131.4%, compared to 150.1% at December 31, 2009.  Trustmark’s allocation of its allowance for loan losses represents 2.10% of commercial loans and 0.80% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.65% at March 31, 2010.  This compares with an allowance to total loans of 1.64% at December 31, 2009, which was allocated to commercial loans at 2.10% and to consumer and mortgage loans at 0.80%.

Managing credit risks resulting from the current economic and real estate market conditions continues to be a primary focus for Trustmark. Nonperforming assets totaled $256.7 million at March 31, 2010, an increase of $25.4 million relative to December 31, 2009.  Collectively, total nonperforming assets to total loans and other real estate at March 31, 2010 was 3.99% compared to 3.48% at December 31, 2009.  Net charge-offs totaled $17.1 million, or 1.08% of average loans, while the provision for loan losses totaled $15.1 million during the first three months of 2010.  The increase in each of these metrics is principally attributable to residential real estate conditions, primarily in Trustmark’s Florida market.  To put into proper perspective, the Florida market represented approximately 8.2% of Trustmark’s total loans but 46.7% of nonperforming assets, 36.4% of total provisioning and 52.5% of net charge-offs at March 31, 2010.

Total nonaccrual loans increased $24.3 million during the first three months of 2010 to $165.5 million, or 2.61% of total loans, due primarily to three residential real estate development credits in Trustmark’s Mississippi and Texas markets, which were impaired and written-down to fair value of the underlying collateral less cost to sell.  Other real estate increased $1.1 million at March 31, 2010 compared to December 31, 2009, as continued progress was made in the disposition of foreclosed properties in Trustmark’s Florida market. During the first three months of 2010, there was $420 thousand in other real estate valuation adjustments due to a continual decline in commercial developments of residential real estate values.

Nonperforming Assets
($ in thousands)

	March 31, 2010	December 31, 2009
Nonaccrual loans
Florida	$79,687	$74,159
Mississippi (1)	41,795	31,050
Tennessee (2)	12,673	12,749
Texas	31,354	23,204
Total nonaccrual loans	165,509	141,162
Other real estate
Florida	40,145	45,927
Mississippi (1)	23,082	22,373
Tennessee (2)	9,769	10,105
Texas	18,180	11,690
Total other real estate	91,176	90,095
Total nonperforming assets	$256,685	$231,257

Nonperforming assets/total loans (including loans held for sale) and ORE	3.99%	3.48%

Loans Past Due 90 days or more
Loans held for investments	$8,411	$8,901

Serviced GNMA loans eligible for repurchase (no obligation to repurchase)	$48,571	$46,661

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As reported in the table above, Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At March 31, 2010, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

The following table illustrates nonaccrual loans by type of loan for the periods presented:

Nonaccrual Loans by Loan Type
($ in thousands)

	March 31,	December 31,
	2010	2009
Construction, land development and other land loans	$97,207	$81,805
Secured by 1-4 family residential properties	34,777	31,464
Secured by nonfarm, nonresidential properties	22,347	18,056
Other loans secured by real estate	1,879	2,097
Commercial and industrial	6,568	6,630
Consumer loans	1,576	973
Other loans	1,155	137
Total nonaccrual loans	$165,509	$141,162

The following table illustrates other real estate by type of property for the periods presented:

Other Real Estate by Property Type
($ in thousands)

	March 31,	December 31,
	2010	2009

Construction, land development and other land loans	$66,680	$60,276
1-4 family residential properties	11,247	11,001
Nonfarm, nonresidential properties	7,053	7,285
Other real estate loans	6,196	11,533
Total other real estate	$91,176	$90,095

Trustmark continued to make significant progress in the resolution of its construction and land development portfolio in Florida.  During the last 12 months, this portfolio has been reduced by 33.5% to $183.7 million.  At March 31, 2010, Florida non-impaired construction and land development loans totaled $148.8 million with an associated reserve for loan losses of $19.6 million, or 13.2%.

As seen in the table below, at March 31, 2010, approximately $82.9 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $34.8 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

Florida Credit Quality
($ in thousands)

				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$57,436	$23,282	$1,323	$8,630	$9,878	$3,451
Development	27,381	17,026	—	3,682	1,088	12,256
Unimproved land	71,271	46,649	19,915	12,469	1,513	12,752
1-4 family construction	10,247	8,314	1,487	3,013	442	3,372
Other construction	17,335	10,336	—	1,136	6,184	3,016
Construction, land development and other land loans	183,670	105,607	22,725	28,930	19,105	34,847
Commercial, commercial real estate and consumer	319,786	64,047	19,189	19,123	14,133	11,602

Total Florida loans	$503,456	$169,654	$41,914	$48,053	$33,238	$46,449

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Nonimpaired Loans
Construction, land development and other land loans:
Lots	$53,985	$6,631	12.28%
Development	15,125	1,943	12.85%
Unimproved land	58,519	7,913	13.52%
1-4 family construction	6,875	1,029	14.97%
Other construction	14,319	2,131	14.88%
Construction, land development and other land loans	148,823	19,647	13.20%
Commercial, commercial real estate and consumer	308,184	5,529	1.79%

Total Florida loans	$457,007	$25,176	5.51%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Net charge-offs for the first three months of 2010 totaled $17.1 million, or 1.08% of average loans, compared to $11.4 million, or 0.66% for the same time period in 2009.  This increase can be primarily attributed to a continued decline in commercial developments of residential real estate property values and sales activity.  The net charge-offs for Florida and Mississippi shown in the table below exceed their provision for the first quarter of 2010 because a large portion of the current quarter charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of declining real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)

	March 31,
	2010	2009
Florida	$8,989	$6,933
Mississippi (1)	6,777	3,455
Tennessee (2)	426	785
Texas	922	257
Total net charge-offs	$17,114	$11,430

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

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $11.6 million at March 31, 2010, an increase of $5.2 million when compared with December 31, 2009.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.147 billion at March 31, 2010, compared with $7.188 billion at December 31, 2009, a decrease of $41.4 million, or 0.6%.  This decline in deposits is comprised of a decrease in noninterest-bearing of $174.1 million, which was mostly offset by an increase in interest-bearing deposits of $132.7 million. The decrease in noninterest-bearing deposits can be primarily attributed to normal fluctuations in business Demand Deposit Accounts (DDA) balances.  Increases in interest-bearing deposits resulted primarily from anticipated seasonal growth in balances held by public entities.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, and the treasury tax and loan note option account.  Short-term borrowings totaled $704.5 million at March 31, 2010, a decrease of $202.5 million, when compared with $907.0 million at December 31, 2009.  This decrease results primarily from declines of $81.3 million in federal funds purchased and securities sold under repurchase agreements and $125.0 million in short-term FHLB advances as funding pressures lessened due to declining earning asset balances and relatively stable deposit balances.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both March 31, 2010 and 2009, Trustmark had commitments to extend credit of $1.7 billion.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At March 31, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $192.1 million and $174.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Capital Resources

At March 31, 2010, Trustmark’s total shareholders’ equity was $1.129 billion, an increase of $18.5 million from its level at December 31, 2009.  During the first three months of 2010, shareholders’ equity increased primarily as a result of net income of $23.5 million, an increase in accumulated other comprehensive income of $6.1 million.  These increases were offset by common stock dividends of $14.8 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Offering

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and estimated offering expenses.  Proceeds from this offering were used in the redemption of preferred stock discussed below.

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

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge of approximately $8.2 million to net income available to common shareholders in Trustmark’s fourth quarter financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.  In addition, on December 30, 2009, Trustmark repurchased in full from the Treasury, the Warrant to purchase 1,647,931 shares of Trustmark’s common stock, which was issued to the Treasury pursuant to the TARP CPP.  The purchase price paid by Trustmark to the Treasury for the Warrant was its fair value of $10.0 million.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of March 31, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2010, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,020,382	15.15%	$538,967	8.00%	n/a	n/a
Trustmark National Bank	975,642	14.67%	531,949	8.00%	$664,936	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$886,171	13.15%	$269,483	4.00%	n/a	n/a
Trustmark National Bank	844,566	12.70%	265,975	4.00%	$398,962	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$886,171	9.81%	$270,868	3.00%	n/a	n/a
Trustmark National Bank	844,566	9.50%	266,790	3.00%	$444,651	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2010 and 2009 were $0.23.  Trustmark’s indicated dividend for 2010 is $0.92 per common share, which is the same as dividends per common share in 2009.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during the first three months of 2010 and currently has no authorization from the Board of Directors to repurchase its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management is not expected to seek additional authorization from the Board of Directors to purchase additional shares.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.130 billion for the first quarter of 2010 and represented approximately 76.4% of average liabilities and shareholders’ equity when compared to average deposits of $6.932 billion, which represented 74.8% of average liabilities and shareholders’ equity for the fourth quarter of 2009.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2010, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $113.9 million compared to $107.7 million at December 31, 2009.  At March 31, 2010 and December 31, 2009, Trustmark had no outstanding brokered certificates of deposit.

At March 31, 2010, Trustmark had $386.4 million of upstream Federal funds purchased, compared to $454.0 million at December 31, 2009.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $75.0 million in advances at March 31, 2010, compared with $200.0 million in advances at December 31, 2009.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.819 billion at March 31, 2010.

Additionally, during the first three months of 2010, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing due to increased levels of unencumbered investment securities.  At March 31, 2010, Trustmark had approximately $28.5 million available in repurchase agreement capacity compared to $245.5 million at December 31, 2009.  This decrease in capacity was mainly due to the utilization of securities to collateralize approximately $190 million in public deposit increases.

Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At March 31, 2010, Trustmark had approximately $868.7 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $821.6 million at December 31, 2009.

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At March 31, 2010, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At March 31, 2010, Trustmark had $44.4 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  Trustmark repurchased the 215,000 shares of Senior Preferred Stock from the Treasury in December 2009.  Also, in December 2009, Trustmark issued common stock and received net proceeds of $109.3 million to use in the repurchase of the Senior Preferred Stock.  At March 31, 2010, Trustmark has no shares of preferred stock issued.  For further information regarding Trustmark’s repurchase of Senior Preferred Stock and the issuance of common stock, please refer to the section Capital Resources found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $245.0 million at March 31, 2010, with a valuation adjustment of positive $483 thousand, compared to $267.0 million, with a valuation adjustment of positive $2.1 million as of December 31, 2009.

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $1.0 million and $2.1 million for the quarters ended March 31, 2010 and 2009, respectively.

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

Based on the results of the simulation models using static balances at March 31, 2010, it is estimated that net interest income may decrease 2.8% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At March 31, 2009, the results of the simulation models using static balances indicated that net interest income would decrease 0.6% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at March 31, 2010, it is estimated net interest income may decrease by 1.6% compared to a 4.5% decrease at March 31, 2009.  At March 31, 2010 and 2009, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at March 31, 2010 and 2009:

Interest Rate Exposure Analysis

	Estimated Annual % Change
	in Net Interest Income
	3/31/2010	3/31/2009
Change in Interest Rates
+200 basis points	-2.8%	-0.6%
+100 basis points	-2.0%	0.3%
-100 basis points	-1.6%	-4.5%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements, which is referred to as net portfolio value. As of March 31, 2010, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 0.2%, while an instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 4.1%.  In comparison, the models indicated a net portfolio value decrease of 6.0% as of March 31, 2009, had interest rates moved up instantaneously 200 basis points, and a decrease of 2.0%, had an instantaneous 100 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at March 31, 2010 and 2009:

Economic Value - at - Risk

	Estimated % Change
	in Net Portfolio Value
	3/31/2010	3/31/2009
Change in Interest Rates
+200 basis points	0.2%	-6.0%
+100 basis points	1.0%	-0.5%
-100 basis points	-4.1%	-2.0%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, to address potential practice issues associated with FASB ASC Topic 855 (Statement 165). The ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements.  This change was immediately effective.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Trustmark beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for Trustmark on January 1, 2010 and are reported in Note 14 – Fair Value.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” In June 2009, the FASB issued SFAS No. 167, codified as ASU 2009-17, which modifies how a company determines when an variable interest entity (VIE) that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate a VIE is based on, among other things, the VIE’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. ASU 2009-17 became effective for Trustmark’s financial statements on January 1, 2010 and the adoption did not have a significant impact on Trustmark’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets.”  In June 2009, the FASB issued SFAS No. 166, codified as ASU 2009-16, which amended ASC Topic 860, “Transfers and Servicing,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminated the concept of a “qualifying special-purpose entity” and changed the requirements for derecognizing financial assets. ASU 2009-16 also required additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASU 2009-16 also modified the criteria that must be met in order for a transfer of a portion of a financial asset, such as a loan participation, to qualify for sale accounting. ASU 2009-16 became effective for Trustmark’s financial statements on January 1, 2010 and the adoption did not have a significant impact on Trustmark’s financial statements.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not repurchase any common shares during the first three months of 2010 and currently has no authorization from the Board of Directors to repurchase its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and
	& Chief Executive Officer		Principal Financial Officer

DATE:	May 7, 2010	DATE:	May 7, 2010