Form 10-Q
period 2010-06-30
TRUSTMARK CORP
filed 2010-08-06
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 000-03683

Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of July 30, 2010, there were 63,885,403 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks (noninterest-bearing)	$186,365	$213,519
Federal funds sold and securities purchased
under reverse repurchase agreements	5,713	6,374
Securities available for sale (at fair value)	1,786,710	1,684,396
Securities held to maturity (fair value: $200,030-2010; $240,674-2009)	192,860	232,984
Loans held for sale	218,369	226,225
Loans	6,054,995	6,319,797
Less allowance for loan losses	100,656	103,662
Net loans	5,954,339	6,216,135
Premises and equipment, net	143,536	147,488
Mortgage servicing rights	43,044	50,513
Goodwill	291,104	291,104
Identifiable intangible assets	18,062	19,825
Other assets	404,443	437,455
Total Assets	$9,244,545	$9,526,018

Liabilities
Deposits:
Noninterest-bearing	$1,539,598	$1,685,187
Interest-bearing	5,599,796	5,503,278
Total deposits	7,139,394	7,188,465
Federal funds purchased and securities sold under repurchase agreements	492,367	653,032
Short-term borrowings	208,136	253,957
Long-term FHLB advance	-	75,000
Subordinated notes	49,790	49,774
Junior subordinated debt securities	70,104	70,104
Other liabilities	142,374	125,626
Total Liabilities	8,102,165	8,415,958

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 63,885,403 shares - 2010;
63,673,839 shares - 2009	13,311	13,267
Capital surplus	253,133	244,864
Retained earnings	870,532	853,553
Accumulated other comprehensive income (loss), net of tax	5,404	(1,624)
Total Shareholders' Equity	1,142,380	1,110,060
Total Liabilities and Shareholders' Equity	$9,244,545	$9,526,018

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$81,731	$90,041	$163,328	$180,668
Interest on securities:
Taxable	19,626	20,444	39,361	42,098
Tax exempt	1,398	1,326	2,815	2,518
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	7	19	15	38
Other interest income	366	343	749	656
Total Interest Income	103,128	112,173	206,268	225,978

Interest Expense
Interest on deposits	12,785	21,430	26,689	43,970
Interest on federal funds purchased and securities
sold under repurchase agreements	260	272	486	636
Other interest expense	1,597	1,980	3,189	4,332
Total Interest Expense	14,642	23,682	30,364	48,938
Net Interest Income	88,486	88,491	175,904	177,040
Provision for loan losses	10,398	26,767	25,493	43,633

Net Interest Income After Provision for Loan Losses	78,088	61,724	150,411	133,407

Noninterest Income
Service charges on deposit accounts	14,220	13,244	27,197	25,812
Insurance commissions	6,884	7,372	13,721	14,794
Wealth management	5,558	5,497	10,913	11,052
Bank card and other fees	6,417	6,063	12,297	11,470
Mortgage banking, net	8,910	2,543	14,982	13,450
Other, net	1,103	1,693	1,982	2,808
Securities gains, net	1,855	4,404	2,224	4,434
Total Noninterest Income	44,947	40,816	83,316	83,820

Noninterest Expense
Salaries and employee benefits	43,282	40,989	86,136	84,414
Services and fees	10,523	10,249	20,778	20,249
Net occupancy - premises	4,917	4,948	9,951	10,126
Equipment expense	4,247	4,108	8,550	8,274
Other expense	21,459	18,677	35,374	30,315
Total Noninterest Expense	84,428	78,971	160,789	153,378
Income Before Income Taxes	38,607	23,569	72,938	63,849
Income taxes	12,446	6,994	23,322	20,789
Net Income	26,161	16,575	49,616	43,060
Preferred stock dividends	-	2,687	-	5,375
Accretion of discount on preferred stock	-	445	-	883
Net Income Available to Common Shareholders	$26,161	$13,443	$49,616	$36,802

Earnings Per Common Share
Basic	$0.41	$0.23	$0.78	$0.64

Diluted	$0.41	$0.23	$0.78	$0.64

Dividends Per Common Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2010	2009
Balance, January 1,	$1,110,060	$1,178,466
Net income per consolidated statements of income	49,616	43,060
Other comprehensive income:
Net change in fair value of securities available for sale	5,919	8,846
Net change in defined benefit plans	1,109	476
Comprehensive income	56,644	52,382
Preferred dividends paid	-	(5,196)
Common stock dividends paid	(29,642)	(26,640)
Common stock issued-net, long-term incentive plans	1,477	520
Excess tax benefit from stock-based compensation arrangements	1,380	418
Compensation expense, long-term incentive plans	2,521	2,164
Other	(60)	-
Balance, June 30,	$1,142,380	$1,202,114

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$49,616	$43,060
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	25,493	43,633
Depreciation and amortization	11,826	14,504
Net amortization (accretion) of securities	871	(517)
Securities gains, net	(2,224)	(4,434)
Gains on sales of loans, net	(5,652)	(13,861)
Deferred income tax (benefit) provision	(7,870)	1,374
Proceeds from sales of loans held for sale	468,040	982,583
Purchases and originations of loans held for sale	(450,766)	(999,434)
Originations of mortgage servicing rights	(6,773)	(12,933)
Net decrease (increase) in other assets	36,481	(29,200)
Net (decrease) increase in other liabilities	(10,147)	8,200
Other operating activities, net	21,384	(9,443)
Net cash provided by operating activities	130,279	23,532

Investing Activities
Proceeds from calls and maturities of securities held to maturity	40,176	15,789
Proceeds from calls and maturities of securities available for sale	244,376	171,033
Proceeds from sales of securities available for sale	65,074	157,888
Purchases of securities held to maturity	-	(10,428)
Purchases of securities available for sale	(370,865)	(249,359)
Net decrease in federal funds sold and securities
purchased under reverse repurchase agreements	661	7,034
Net decrease in loans	202,258	91,107
Purchases of premises and equipment	(2,254)	(5,876)
Proceeds from sales of premises and equipment	3	395
Proceeds from sales of other real estate	24,246	6,184
Net cash provided by investing activities	203,675	183,767

Financing Activities
Net (decrease) increase in deposits	(49,071)	324,019
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(160,665)	(183,513)
Net decrease in short-term borrowings	(124,587)	(429,131)
Proceeds from long-term FHLB advances	-	75,000
Preferred stock dividends	-	(5,196)
Common stock dividends	(29,642)	(26,640)
Common stock issued-net, long-term incentive plan	1,477	520
Excess tax benefit from stock-based compensation arrangements	1,380	418
Net cash used in financing activities	(361,108)	(244,523)

Decrease in cash and cash equivalents	(27,154)	(37,224)
Cash and cash equivalents at beginning of period	213,519	257,930
Cash and cash equivalents at end of period	$186,365	$220,706

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services company providing banking and financial solutions to corporate institutions and individual customers through over 150 offices in Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$16	$-	$-	$16	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	123,776	790	-	124,566	-	-	-	-
Obligations of states and political subdivisions	121,685	3,655	(106)	125,234	64,517	3,350	(8)	67,859
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	12,639	751	-	13,390	6,591	199	-	6,790
Issued by FNMA and FHLMC	140,272	2,628	-	142,900	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,282,527	51,198	-	1,333,725	118,708	3,511	-	122,219
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	38,239	2,564	(14)	40,789	3,044	118	-	3,162
Corporate debt securities	6,035	55	-	6,090	-	-	-	-
Total	$1,725,189	$61,641	$(120)	$1,786,710	$192,860	$7,178	$(8)	$200,030

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government agencies	$20	$-	$-	$20	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	48,685	-	(768)	47,917	-	-	-	-
Obligations of states and political subdivisions	115,118	2,758	(368)	117,508	74,643	2,551	(211)	76,983
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,765	462	(35)	12,192	7,044	10	(65)	6,989
Issued by FNMA and FHLMC	49,510	366	(597)	49,279	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,333,983	48,650	(77)	1,382,556	148,226	5,448	-	153,674
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	67,294	1,506	(65)	68,735	3,071	-	(43)	3,028
Corporate debt securities	6,087	102	-	6,189	-	-	-	-
Total	$1,632,462	$53,844	$(1,910)	$1,684,396	$232,984	$8,009	$(319)	$240,674

Temporarily Impaired Securities

The table below includes securities available for sale and held to maturity with gross unrealized losses segregated by length of impairment ($ in thousands):
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2010	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of states and political subdivisions	$7,679	$(56)	$4,901	$(58)	$12,580	$(114)
Mortgage-backed securities
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,889	(14)	-	-	1,889	(14)
Total	$9,568	$(70)	$4,901	$(58)	$14,469	$(128)

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$47,917	$(768)	$-	$-	$47,917	$(768)
Obligations of states and political subdivisions	18,694	(280)	6,476	(299)	25,170	(579)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,461	(100)	-	-	8,461	(100)
Issued by FNMA and FHLMC	42,255	(597)	-	-	42,255	(597)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	40,109	(77)	-	-	40,109	(77)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	26,514	(108)	-	-	26,514	(108)
Total	$183,950	$(1,930)	$6,476	$(299)	$190,426	$(2,229)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2010	2009	2010	2009
Proceeds from sales of securities	$52,621	$157,888	$65,074	$157,888
Gross realized gains	1,852	4,380	2,216	4,380
Gross realized (losses)	-	(10)	-	(10)

Held to Maturity
Proceeds from calls of securities	$2,045	$1,695	$3,750	$5,006
Gross realized gains	3	34	8	64

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2010, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$8,919	$8,996	$3,521	$3,549
Due after one year through five years	37,722	39,005	15,668	16,219
Due after five years through ten years	201,072	204,051	16,972	17,532
Due after ten years	3,799	3,854	28,356	30,559
	251,512	255,906	64,517	67,859
Mortgage-backed securities	1,473,677	1,530,804	128,343	132,171
Total	$1,725,189	$1,786,710	$192,860	$200,030

Note 3 – Loans and Allowance for Loan Losses

For the periods presented, loans consisted of the following ($ in thousands):
	June 30,	December 31,
	2010	2009
Real estate loans:
Construction, land development and other land loans	$737,015	$830,069
Secured by 1- 4 family residential properties	1,630,353	1,650,743
Secured by nonfarm, nonresidential properties	1,463,657	1,467,307
Other real estate secured	189,118	197,421
Commercial and industrial loans	1,040,152	1,059,164
Consumer loans	492,262	606,315
Other loans	502,438	508,778
Loans	6,054,995	6,319,797
Less allowance for loan losses	100,656	103,662
Net loans	$5,954,339	$6,216,135

On April 20, 2010, BP’s Deepwater Horizon oil rig exploded and sank in the Gulf of Mexico resulting in the largest oil spill in U.S. history.  While cleanup and recovery efforts are on-going, the long term economic and environmental impacts have yet to be determined.  Following the explosion, Trustmark initiated a process to identify loans that could be impacted and began discussions with customers in potentially affected markets and industries to gain additional insight regarding the impact of the Gulf oil spill on their businesses.  Based upon current information, Trustmark believes its reserve for loan losses is appropriate without an additional reserve for the Gulf oil spill.  Trustmark will continue to monitor the impact of the Gulf oil spill on its results of operations and financial condition and stands ready to assist impacted customers.

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At June 30, 2010, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Changes in the allowance for loan losses were as follows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2010	2009
Beginning balance	$103,662	$94,922
Loans charged-off	(34,072)	(41,885)
Recoveries	5,573	5,081
Net charge-offs	(28,499)	(36,804)
Provision for loan losses	25,493	43,633
Balance at end of period	$100,656	$101,751

At June 30, 2010 and December 31, 2009, the carrying amounts of nonaccrual loans, which are considered for impairment analysis, were $159.9 million and $141.2 million, respectively. When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less estimated cost of disposition, is charged-off.  At June 30, 2010 and December 31, 2009, specifically evaluated impaired loans totaled $93.6 million and $74.2 million, respectively. The allowance for loan losses included a specific reserve for impaired loans of $2.0 million and $3.2 million at June 30, 2010 and December 31, 2009, respectively.  Specific charge-offs related to impaired loans totaled $14.2 million and $22.2 million while the provisions charged to net income totaled $1.8 million and $16.3 million for the first six months of 2010 and 2009, respectively.

At June 30, 2010 and December 31, 2009, nonaccrual loans, not specifically impaired and written down to fair value less cost to sell, totaled $66.3 million and $67.0 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $9.5 million and $10.0 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for the periods ended June 30, 2010 and December 31, 2009.

Loans past due 90 days or more totaled $55.8 million and $55.6 million at June 30, 2010 and December 31, 2009, respectively. Included in these amounts are $49.7 million and $46.7 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At June 30, 2010 and December 31, 2009, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $3.7 million and $4.7 million for the quarter and six months ended June 30, 2010, respectively, as opposed to a net negative ineffectiveness of $4.6 million and $2.6 million experienced for the quarter and six months ended June 30, 2009, respectively.  The switch to net positive ineffectiveness during 2010 is primarily caused by the spread widening between the primary mortgage rates and the 10-year Treasury note yield when compared to 2009.  The accompanying table shows that the MSR value decreased $11.7 million for the six months ended June 30, 2010 primarily due to a decline in mortgage rates.  More than offsetting the MSR change is a $16.4 million increase in the value of derivative instruments primarily due to a large decline in the 10-year Treasury note yield.

The activity in MSR is detailed in the table below ($ in thousands):

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$50,513	$42,882
Origination of servicing assets	7,930	15,496
Disposals of mortgage loans sold serviced released	(1,157)	(2,563)
Change in fair value:
Due to market changes	(11,698)	13,240
Due to runoff	(2,544)	(5,739)
Balance at end of period	$43,044	$63,316

Note 5 – Other Real Estate

Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.

For the periods presented, changes and losses, net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2010	2009
Balance at beginning of period	$90,095	$38,566
Additions	34,045	24,836
Disposals	(24,799)	(6,439)
Writedowns	(7,941)	(1,767)
Balance at end of period	$91,400	$55,196

Losses, net on the sale of other real
estate included in other expenses	$(598)	$(255)

Other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2010	2009
Construction, land development and other land loans	$64,307	$60,276
1-4 family residential properties	14,458	11,001
Nonfarm, nonresidential properties	7,935	7,285
Other real estate loans	4,700	11,533
Total other real estate	$91,400	$90,095

Other real estate by geographic location consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2010	2009
Florida	$31,814	$45,927
Mississippi (1)	28,020	22,373
Tennessee (2)	12,493	10,105
Texas	19,073	11,690
Total other real estate	$91,400	$90,095

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 6 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2010	2009
Noninterest-bearing demand deposits	$1,539,598	$1,685,187
Interest-bearing demand	1,392,252	1,261,181
Savings	1,933,603	1,821,366
Time	2,273,941	2,420,731
Total	$7,139,394	$7,188,465

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

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net periodic benefit cost (income)
Service cost	$137	$141	$274	$196
Interest cost	1,195	1,209	2,389	2,418
Expected return on plan assets	(1,481)	(2,665)	(2,963)	(4,174)
Amortization of prior service credits	-	-	-	(127)
Curtailment gain	-	(1,886)	-	(1,886)
Recognized net actuarial loss	849	1,842	1,699	2,592
Net periodic benefit cost (income)	$700	$(1,359)	$1,399	$(981)

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution will be determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31. For 2010, Trustmark’s minimum required contribution is expected to be zero, however, in July 2010, Trustmark made a contribution of $1.9 million to improve the funded status of the plan.     For 2009, the minimum required contribution was zero.

Supplemental Retirement Plan

Trustmark maintains a nonqualified supplemental retirement plan covering directors that elect to defer fees, and covered salary for key executive officers and senior officers.  Effective March 1, 2010, the directors could no longer make future deferrals into the plan and their vested benefits were frozen.  The plan provides for retirement benefits based on a participant's deferred fees and/or covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31. The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$190	$219	$377	$452
Interest cost	561	552	1,121	1,104
Amortization of prior service cost	39	37	76	74
Recognized net actuarial loss	89	60	178	119
Net periodic benefit cost	$879	$868	$1,752	$1,749

Note 8 – Stock and Incentive Compensation Plans

Trustmark has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan. The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  During the first six months of 2010 and 2009, there were no grants of stock option awards.

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

Time-Vested Awards

Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During the first six months of 2010, Trustmark awarded 73,105 shares of time-vested restricted stock to key members of its management team and board of directors.

Performance-Based Restricted Stock Unit Award

On January 27, 2009, Trustmark’s Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award) for 23,123 units, with each unit having the value of one share of Trustmark’s common stock.  This award was granted in connection with an employment agreement dated November 20, 2008, that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.  Compensation expense for the RSU award is based on the fair value of Trustmark's stock at the end of each reporting period.

The following table presents information regarding compensation expense for Stock and Incentive plans for the periods presented ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$114	$165	$277	$342
Performance awards	454	460	909	929
Time-vested awards	660	397	1,335	894
RSU award (share price: $20.82 - 2010, $19.32 - 2009)	166	94	324	188
Total stock and incentive plan compensation expense	$1,394	$1,116	$2,845	$2,353

Note 9 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $189.1 million and $178.4 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2010, the fair value of collateral held was $58.0 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, Trustmark National Bank (TNB), has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business. The lawsuit is in its preliminary stages and has been previously reported in the press. Trustmark believes that the lawsuit is entirely without merit and intends to defend vigorously against it.

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

Note 10 – Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards for the six months ended June 30, 2010 and 2009 totaled 1.27 million and 1.72 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic shares	63,873	57,407	63,808	57,379
Dilutive shares	181	140	185	68
Diluted shares	64,054	57,547	63,993	57,447

Note 11 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2010	2009
Income taxes paid	$24,215	$44,640
Interest expense paid on deposits and borrowings	32,654	50,422
Noncash transfers from loans to foreclosed properties	34,045	24,836
Transfer of long-term FHLB advance to short-term	75,000	-

Note 12 – Shareholders' Equity

Common Stock Offering

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and offering expenses.  Proceeds from this offering were used in the redemption of preferred stock discussed below.

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

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of June 30, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2010, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,034,257	15.53%	$532,712	8.00%	n/a	n/a
Trustmark National Bank	989,157	15.05%	525,920	8.00%	$657,400	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$901,016	13.53%	$266,356	4.00%	n/a	n/a
Trustmark National Bank	858,836	13.06%	262,960	4.00%	$394,440	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$901,016	10.07%	$268,396	3.00%	n/a	n/a
Trustmark National Bank	858,836	9.74%	264,500	3.00%	$440,833	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods ended June 30, 2010 and 2009 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2010	$(2,596)	$972	$(1,624)
Unrealized holding gains on AFS arising during period	11,809	(4,517)	7,292
Adjustment for net gains realized in net income	(2,224)	851	(1,373)
Pension and other postretirement benefit plans	1,796	(687)	1,109
Balance, June 30, 2010	$8,785	$(3,381)	$5,404

Balance, January 1, 2009	$(23,800)	$9,083	$(14,717)
Unrealized holding losses on AFS arising during period	18,760	(7,176)	11,584
Adjustment for net gains realized in net income	(4,434)	1,696	(2,738)
Pension and other postretirement benefit plans	771	(295)	476
Balance, June 30, 2009	$(8,703)	$3,308	$(5,395)

Note 13 – Other Noninterest Expense

Other noninterest expense consisted of the following for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
FDIC assessment expense	$3,035	$7,253	$6,182	$10,030
ORE/Foreclosure expense	9,206	2,733	12,217	3,363
Other expense	9,218	8,691	16,975	16,922
Total other expense	$21,459	$18,677	$35,374	$30,315

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	June 30, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$124,582	$-	$124,582	$-
Obligations of states and political subdivisions	125,234	-	125,234	-
Mortgage-backed securities	1,530,804	-	1,530,804	-
Corporate debt securities	6,090	-	6,090	-
Securities available for sale	1,786,710	-	1,786,710	-
Loans held for sale	218,369	-	218,369	-
Mortgage servicing rights	43,044	-	-	43,044
Other assets - derivatives:
Futures contracts	2,726	2,726	-	-
Exchange traded purchased options	405	405	-	-
Over-the-counter written options (rate locks)	1,293	-	-	1,293
Other liabilities - derivatives:
Exchange traded written options	755	755	-	-
Forward contracts	3,301	-	3,301	-

	December 31, 2009
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$47,937	$-	$47,937	$-
Obligations of states and political subdivisions	117,508	-	117,508	-
Mortgage-backed securities	1,512,762	-	1,512,762	-
Corporate debt securities	6,189	-	6,189	-
Securities available for sale	1,684,396	-	1,684,396	-
Loans held for sale	226,225	-	226,225	-
Mortgage servicing rights	50,513	-	-	50,513
Other assets - derivatives:
Futures contracts	(3,873)	(3,873)	-	-
Exchange traded purchased options	312	312	-	-
Over-the-counter written options (rate locks)	(61)	-	-	(61)
Other liabilities - derivatives:
Exchange traded written options	935	935	-	-
Forward contracts	(2,156)	-	(2,156)	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended June 30, 2010 and 2009 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2010	$50,513	$(61)
Total net (losses) gains included in net income	(14,242)	1,855
Purchases, sales, issuances and settlements, net	6,773	(501)
Balance, June 30, 2010	$43,044	$1,293

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized
gains or losses still held at June 30, 2010	$(11,698)	$194

Balance, January 1, 2009	$42,882	$1,433
Total net gains included in net income	7,501	5,301
Purchases, sales, issuances and settlements, net	12,933	(5,849)
Balance, June 30, 2009	$63,316	$885

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized
gains or losses still held at June 30, 2009	$13,240	$(73)

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP.  Assets at June 30, 2010, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At June 30, 2010, Trustmark had outstanding balances of $93.6 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $74.2 million at December 31, 2009.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $34.0 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2010 compared with $24.8 million for the same time period in 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $3.9 million and $3.7 million for the first six months of 2010 and 2009, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $24.3 million of foreclosed assets were remeasured during the first six months of 2010, requiring write-downs of $7.9 million to reach their current fair values compared to $7.6 million of foreclosed assets that were remeasured during the first six months of 2009, requiring write-downs of $1.8 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009, are as follows ($ in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$192,078	$192,078	$219,893	$219,893
Securities available for sale	1,786,710	1,786,710	1,684,396	1,684,396
Securities held to maturity	192,860	200,030	232,984	240,674
Loans held for sale	218,369	218,369	226,225	226,225
Net loans	5,954,339	6,011,894	6,216,135	6,269,054
Other assets - derivatives	4,424	4,424	(3,622)	(3,622)

Financial Liabilities:
Deposits	7,139,394	7,149,603	7,188,465	7,198,796
Short-term liabilities	700,503	700,503	906,989	906,989
Long-term FHLB advances	-	-	75,000	75,000
Subordinated notes	49,790	46,313	49,774	48,661
Junior subordinated debt securities	70,104	34,722	70,104	32,536
Other liabilities - derivatives	4,056	4,056	(1,221)	(1,221)

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at June 30, 2010 and December 31, 2009.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges of these transactions that qualify as fair value hedges under FASB ASC Topic 815, the ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $195.6 million at June 30, 2010, with a negative valuation adjustment of $3.3 million, compared to $188.1 million, with a positive valuation adjustment of $2.2 million as of December 31, 2009.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $3.7 million and $4.7 million for the quarter and six months ended June 30, 2010, respectively, compared with a net negative ineffectiveness of $4.6 million and $2.6 million for the quarter and six months ended June 30, 2009, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $138.9 million at June 30, 2010, with a positive valuation adjustment of $1.3 million, compared to $78.9 million, with a negative valuation adjustment of $61 thousand as of December 31, 2009.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30,	December 31,
	2010	2009
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$3,301	$(2,156)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$2,726	$(3,873)
Exchange traded purchased options included in other assets	405	312
OTC written options (rate locks) included in other assets	1,293	(61)
Exchange traded written options included in other liabilities	755	935

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives in hedging relationships
Amount of (loss) gain recognized in mortgage banking, net	$(3,612)	$5,488	$(5,457)	$4,073

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$13,452	$(19,723)	$17,792	$(16,346)

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General Banking
Net interest income	$87,363	$87,393	$173,675	$174,880
Provision for loan losses	10,403	26,705	25,491	43,628
Noninterest income	32,377	27,697	58,426	57,633
Noninterest expense	74,161	68,354	139,992	132,000
Income before income taxes	35,176	20,031	66,618	56,885
Income taxes	11,239	5,711	21,091	18,262
General banking net income	$23,937	$14,320	$45,527	$38,623

Selected Financial Information
Average assets	$9,142,287	$9,488,913	$9,183,387	$9,574,320
Depreciation and amortization	$5,817	$7,262	$11,404	$14,137

Wealth Management
Net interest income	$1,054	$1,025	$2,105	$2,007
Provision for loan losses	(5)	62	2	5
Noninterest income	5,703	5,655	11,276	11,398
Noninterest expense	5,062	4,988	10,147	10,014
Income before income taxes	1,700	1,630	3,232	3,386
Income taxes	564	580	1,080	1,211
Wealth management net income	$1,136	$1,050	$2,152	$2,175

Selected Financial Information
Average assets	$91,691	$96,260	$92,270	$97,726
Depreciation and amortization	$67	$75	$135	$147

Insurance
Net interest income	$69	$73	$124	$153
Provision for loan losses	-	-	-	-
Noninterest income	6,867	7,464	13,614	14,789
Noninterest expense	5,205	5,629	10,650	11,364
Income before income taxes	1,731	1,908	3,088	3,578
Income taxes	643	703	1,151	1,316
Insurance net income	$1,088	$1,205	$1,937	$2,262

Selected Financial Information
Average assets	$16,523	$17,372	$16,780	$17,649
Depreciation and amortization	$144	$114	$287	$220

Consolidated
Net interest income	$88,486	$88,491	$175,904	$177,040
Provision for loan losses	10,398	26,767	25,493	43,633
Noninterest income	44,947	40,816	83,316	83,820
Noninterest expense	84,428	78,971	160,789	153,378
Income before income taxes	38,607	23,569	72,938	63,849
Income taxes	12,446	6,994	23,322	20,789
Consolidated net income	$26,161	$16,575	$49,616	$43,060

Selected Financial Information
Average assets	$9,250,501	$9,602,545	$9,292,437	$9,689,695
Depreciation and amortization	$6,028	$7,451	$11,826	$14,504

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, which will require Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the Allowance for Loan Losses (Allowance).  This ASU will also require Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. Disclosures related to period-end information will be effective in all interim and annual reporting periods ending on or after December 15, 2010.  Disclosures of activity that occurs during a reporting period are required in interim or annual periods beginning on or after December 15, 2010.  As this ASU amends only the disclosure requirements for loans and the Allowance, the adoption will have no impact on Trustmark’s balance sheets or results of operations.

ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset.”  In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” In February 2010, the FASB issued ASU 2010-09, to address potential practice issues associated with FASB ASC Topic 855 (Statement 165). The ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements.  This change was immediately effective.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and related regulations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business, natural disasters, environmental disasters, including the recent Gulf oil spill, acts of war or terrorism and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2010, TNB had total assets of $9.1 billion, which represents approximately 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,527 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At June 30, 2010, TNB’s mortgage loan portfolio totaled approximately $1.0 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.3 billion.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by TRMK Risk Management, Inc. (TRMI).  TRMI engages in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At June 30, 2010, assets under management and administration totaled $7.1 billion.

Insurance – TNB provides a competitive array of insurance solutions for business and individual risk management needs. Business insurance offerings include services and specialized products for medical professionals, construction, manufacturing, hospitality, real estate and group life and health plans.  Individual customers are also provided life and health insurance, and personal line policies.  Prior to July 30, 2010, TNB provided these services through The Bottrell Insurance Agency, Inc. (Bottrell), which is based in Jackson, Mississippi, and Fisher-Brown, Incorporated (Fisher-Brown), headquartered in Pensacola, Florida.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell which created a newly formed agency named Fisher Brown Bottrell Insurance, Inc. (FBB),  a Mississippi corporation and subsidiary of Trustmark National Bank.  FBB will maintain the trade names of Bottrell and Fisher-Brown and will offer services through divisions under these respective names.  Financial results of FBB will be reported in the same manner as the combined results of the prior subsidiaries.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At June 30, 2010, Somerville had total assets of $181.0 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s 2006 acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.  During June 2010, Trustmark’s request to payoff the trust preferred securities of the Republic Trust was approved by the Federal Reserve Bank of Atlanta.  The actual payoff is expected to occur during the fourth quarter of 2010 and will not significantly affect Trustmark’s regulatory capital ratios.

Executive Overview

During the first six months of 2010, there have been many signs that the economy is recovering; however, the recovery remains fragile and is still threatened by weak labor markets, household and business uncertainty and tight credit conditions.  The effects of the financial crisis and recession are expected to persist for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, declining values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  In order to reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  During the first six months of 2010 and throughout 2009, Trustmark and TNB’s capital ratios exceeded the minimum levels required for it to be ranked well-capitalized, both prior to and after Trustmark’s participation in the U.S. Treasury’s Troubled Assets Relief Program – Capital Purchase Program (TARP CPP).

Trustmark did not make significant changes to its loan underwriting standards during the first six months of 2010.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adhere to its primary regulator’s guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

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

On April 20, 2010, BP’s Deepwater Horizon oil rig exploded and sank in the Gulf of Mexico resulting in the largest oil spill in U.S. history.  While cleanup and recovery efforts are on-going, the long term economic and environmental impacts have yet to be determined.  Following the explosion, Trustmark initiated a process to identify loans that could be impacted and began discussions with customers in potentially affected markets and industries to gain additional insight regarding the impact of the Gulf oil spill on their businesses.  Based upon current information, Trustmark believes its reserve for loan losses is appropriate without an additional reserve for the Gulf oil spill.  Trustmark will continue to monitor the impact of the Gulf oil spill on its results of operations and financial condition and stands ready to assist impacted customers.

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and offering expenses.  Proceeds from this offering were used in the redemption of Senior Preferred Stock discussed below.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first six months of 2010.

Recent Legislative Developments

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) into law.  The Dodd-Frank Act represents very broad and complex legislation that enacts sweeping changes to the financial services industry that will have significant regulatory and legal consequences for banks now and for years to come.  The more significant provisions of the Dodd-Frank Act include the following:

•
Creates the Financial Stability Oversight Council, which will identify, monitor and address systemic risks posed by large and complex banks and nonbank entities as well as certain products and services.

•	Requires application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•
Changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated assets less average tangible equity.  The Dodd-Frank Act increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.   The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.

•
Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•
Directs the Federal banking regulatory agencies to make capital requirements countercyclical – meaning that additional capital will be required in times of economic expansion, but less capital will be required during periods of economic downturn.

•
Requires a bank holding company to be well-capitalized and well-managed in order to be approved for an interstate bank acquisition.  In addition, the appropriate federal banking agency must determine that the resulting bank will continued to be well-capitalized and well-managed after the transaction.

•	Repeals the prohibition on payments of interest by banks on demand deposit accounts held by businesses, beginning July 21, 2011.
•
Imposes comprehensive regulation of the over-the-counter derivatives market, which includes certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•
Implements structural changes in the issuance of certain asset-backed securities to require risk retention by securitizers and originators at a default level of up to 5% to promote the credit quality of the assets being securitized.

•
Implements corporate governance revisions intended to enhance shareholder understanding of executive compensation, to comprise independence standards upon outside compensation consultants and to increase shareholder involvement in the compensation process. Also provides that federal bank regulators shall issue enhanced reporting requirements for incentive-based compensation of any “covered financial institution,” and that federal bank regulators shall prescribe regulations prohibiting any incentive-based payment arrangement that encourages inappropriate risk-taking by the covered financial institution by paying any executive officer, employee, director or principal shareholder of the covered financial institution “excessive compensation, fees, or benefits” or that “could lead to material loss to the covered financial institution.”

•
Centralizes responsibility for consumer financial protection by creation of the Consumer Financial Protection Bureau (CFPB), which will be responsible for issuing rules, orders and guidance implementing federal consumer financial laws. If and when the bank’s consolidated assets exceed $10 billion, the CFPB will become the exclusive regulator of the bank and all of its affiliates for consumer protection purposes.  Until that time, the CFPB has limited jurisdiction over the bank and its affiliate’s operations, with the exclusive enforcement authority resting with the bank’s primary federal banking regulator, and the CFPB’s role limited to requiring reports and participating in examinations with the primary federal banking regulator.

•
Amends the Electronic Fund Transfer Act to authorize the Federal Reserve to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  Requires that fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

•
Increases the potential for state intervention in the operations of federally chartered depository institutions by narrowing the circumstances in which preemption of state law may apply and by providing statutory recognition of a role for state law enforcement authorities in regard to federally chartered depository institutions.

•
Implements mortgage reforms by including provisions which require mortgage originators to act in the best interests of consumers and to take steps to seek to ensure that consumers will have the capability to repay loans that they obtain. Also creates incentives for lenders to offer loans that better protect the interests of consumers and provide additional protection for borrowers under high cost loans.

As the details of the Dodd-Frank Act turn into specific regulatory requirements, there will be business impacts across a myriad of industries, not just banking. Some of those impacts are obvious.  However, other impacts are subtle and do not stem directly from language in the new law.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Finally, implementation of certain significant provisions of the Dodd-Frank Act will occur over a two-to-three year period.  Because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers. It is clear, however, that the implementation of the Dodd-Frank Act will require Management to invest significant time and resources to evaluate the potential impact of this Act.  Management will continue to evaluate this impact as more details regarding the implementation of these provisions become available.

Financial Highlights

Trustmark’s net income available to common shareholders totaled $26.2 million in the second quarter of 2010, which represented basic earnings per common share of $0.41.  Trustmark’s second quarter net income produced a return on average tangible common equity of 12.92%.  During the first six months of 2010, Trustmark’s net income available to common shareholders totaled $49.6 million, which represented basic earnings per common share of $0.78.  Trustmark’s performance during the first half of 2010 resulted in a return on average tangible common equity of 12.45%.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable September 15, 2010, to shareholders of record on September 1, 2010.

Net income available to common shareholders for the six months ended June 30, 2010, increased $12.8 million, or 34.8% compared to the same time period in 2009.  The increase was primarily the result of a decline in the loan loss provision of $18.1 million and the elimination of preferred stock dividends and the accretion of preferred stock discount during the first six months of 2010, which increased net income available to common shareholders by approximately $6.3 million.  These increases in net income available to common shareholders were partially offset by an increase in noninterest expense of $7.4 million.  The growth in noninterest expense primarily resulted from an increase in other real estate/foreclosure expense of $8.9 million.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

At June 30, 2010, nonperforming assets totaled $251.3 million, an increase of $20.0 million, or 8.7%, compared to December 31, 2009, and total nonaccrual loans were $159.9 million, representing an increase of $18.7 million relative to December 31, 2009.  Total net charge-offs for the six months ended June 30, 2010 were $28.5 million compared to total net charge-offs for the six months ended June 30, 2009 of $36.8 million.

Selected Financial Data
($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated Statements of Income
Total interest income	$103,128	$112,173	$206,268	$225,978
Total interest expense	14,642	23,682	30,364	48,938
Net interest income	88,486	88,491	175,904	177,040
Provision for loan losses	10,398	26,767	25,493	43,633
Noninterest income	44,947	40,816	83,316	83,820
Noninterest expense	84,428	78,971	160,789	153,378
Income before income taxes	38,607	23,569	72,938	63,849
Income taxes	12,446	6,994	23,322	20,789
Net Income	26,161	16,575	49,616	43,060
Preferred stock dividends/discount accretion	-	3,132	-	6,258
Net Income Available
to Common Shareholders	$26,161	$13,443	$49,616	$36,802

Common Share Data
Basic earnings per share	$0.41	$0.23	$0.78	$0.64
Diluted earnings per share	0.41	0.23	0.78	0.64
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average common equity	9.21%	5.38%	8.85%	7.46%
Return on average tangible common equity	12.92%	8.20%	12.45%	11.28%
Return on average total equity	9.21%	5.51%	8.85%	7.24%
Return on average assets	1.13%	0.69%	1.08%	0.90%
Net interest margin (fully taxable equivalent)	4.47%	4.20%	4.45%	4.19%

Credit Quality Ratios
Net charge-offs/average loans	0.72%	1.48%	0.90%	1.07%
Provision for loan losses/average loans	0.66%	1.56%	0.81%	1.27%
Nonperforming loans/total loans (incl LHFS*)	2.55%	1.94%
Nonperforming assets/total loans
(incl LHFS*) plus ORE**	3.95%	2.72%
Allowance for loan losses/total loans (excl LHFS*)	1.66%	1.55%

June 30,	2010	2009
Consolidated Balance Sheets
Total assets	$9,244,545	$9,626,870
Securities	1,979,570	1,742,808
Loans (including loans held for sale)	6,273,364	6,851,557
Deposits	7,139,394	7,147,889
Common shareholders' equity	1,142,380	996,105
Preferred shareholder's equity	-	206,009

Common Stock Performance
Market value - close	$20.82	$19.32
Common book value	17.88	17.35
Tangible common book value	13.04	11.90

Capital Ratios
Total equity/total assets	12.36%	12.49%
Common equity/total assets	12.36%	10.35%
Tangible common equity/tangible assets	9.32%	7.34%
Tangible common equity/risk-weighted assets	12.51%	9.56%
Tier 1 leverage ratio	10.07%	10.38%
Tier 1 common risk-based capital ratio	12.51%	9.66%
Tier 1 risk-based capital ratio	13.53%	13.50%
Total risk-based capital ratio	15.53%	15.45%

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)			Three Months Ended June 30,		Six Months Ended June 30,
			2010	2009	2010	2009
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity			$1,138,935	$1,207,202	$1,131,189	$1,199,841
Less:	Preferred stock		-	(205,860)	-	(205,640)
Total average common equity			1,138,935	1,001,342	1,131,189	994,201
Less:	Goodwill		(291,104)	(291,104)	(291,104)	(291,104)
	Identifiable intangible assets		(18,596)	(22,424)	(19,038)	(22,929)
Total average tangible common equity			$829,235	$687,814	$821,047	$680,168

PERIOD END BALANCES
Total shareholders' equity			$1,142,380	$1,202,114
Less:	Preferred stock		-	(206,009)
Total common equity			1,142,380	996,105
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(18,062)	(21,820)
Total tangible common equity		(a)	$833,214	$683,181

TANGIBLE ASSETS
Total assets			$9,244,545	$9,626,870
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(18,062)	(21,820)
Total tangible assets		(b)	$8,935,379	$9,313,946

Risk-weighted assets		(c)	$6,658,897	$7,144,278

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders			$26,161	$13,443	$49,616	$36,802
Plus:	Intangible amortization net of tax		545	618	1,090	1,236
Net income adjusted for intangible amortization			$26,706	$14,061	$50,706	$38,038

Period end common shares outstanding		(d)	63,885,403	57,423,841

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1			12.92%	8.20%	12.45%	11.28%
Tangible common equity/tangible assets		(a)/(b)	9.32%	7.34%
Tangible common equity/risk-weighted assets		(a)/(c)	12.51%	9.56%
Tangible common book value		(a)/(d)*1,000	$13.04	$11.90

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity			$1,142,380	$1,202,114
Eliminate qualifying AOCI			(5,404)	5,395
Qualifying tier 1 capital			68,000	68,000
Disallowed goodwill			(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes			9,510	8,100
Other disallowed intangibles			(18,062)	(21,820)
Disallowed servicing intangible			(4,304)	(6,331)
Total tier 1 capital			$901,016	$964,354
Less:	Qualifying tier 1 capital		(68,000)	(68,000)
	Preferred stock		-	(206,009)
Total tier 1 common capital		(e)	$833,016	$690,345

Tier 1 common risk-based capital ratio		(e)/(c)	12.51%	9.66%

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

Net interest income-FTE for the three and six month periods ended June 30, 2010 increased $1.1 million, or 1.2%, and $819 thousand, or 0.5%, respectively, when compared with the same time periods in 2009.  The net interest margin increase was primarily the result of decreased deposit costs, as Trustmark focused on reducing higher cost certificates of deposits, as well as prudent loan pricing, including the use of interest rate floors in its commercial loan pricing. The impact of these two initiatives more than offset the gradual downward repricing of the bank’s long-term fixed rate assets and lower average earning asset balances.

Average interest-earning assets for the first six months of 2010 were $8.281 billion, compared with $8.751 billion for the same time period in 2009, a decrease of $469.4 million. This decline was primarily due to a decrease in average total loans of $574.5 million, or 8.3%, during the first six months of 2010.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending and the decision to discontinue indirect auto financing as well as continued weak demand for loans.  During the first six months of 2010, interest and fees on loans-FTE decreased $15.5 million, or 8.4%, due to lower average loan balances while the yield on loans remained flat at 5.35% when compared to the same time period in 2009.  Average total securities increased $116.0 million, or 6.6%, during the first six months of 2010 when compared to the same time period in 2009.  The overall yield on securities decreased 58 basis points when compared to the same time period in 2009 due to the run-off of higher yielding securities being replaced with lower yielding securities.  As a result of these factors, interest income-FTE decreased $17.8 million, or 7.7%, when the first six months of 2010 is compared with the same time period in 2009.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.32% for the first six months of 2009 to 5.19% for the same time period in 2010, a decrease of 13 basis points.

Average interest-bearing liabilities for the first six months of 2010 totaled $6.537 billion compared with $6.855 billion for the same time period in 2009, a decrease of $317.9 million, or 4.6%.  During the first six months of 2010, interest-bearing deposits increased $89.9 million, or 1.6%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $407.8 million, or 31.1%, due to available liquidity resulting from the reduction in loans coupled with stable deposits.  The overall yield on liabilities declined 50 basis points during the first six months of 2010 when compared with the same time period in 2009, primarily due to a decrease in certificate of deposit costs.  As a result of these factors, total interest expense for the first six months of 2010 decreased $18.6 million, or 38.0%, when compared with the first six months of 2009.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended June 30,
	2010			2009

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$7,478	$7	0.38%	$20,973	$19	0.36%
Securities - taxable	1,748,856	19,626	4.50%	1,589,382	20,444	5.16%
Securities - nontaxable	152,597	2,151	5.65%	131,331	2,040	6.23%
Loans (including loans held for sale)	6,301,201	84,362	5.37%	6,880,909	91,652	5.34%
Other earning assets	38,764	366	3.79%	47,084	343	2.92%
Total interest-earning assets	8,248,896	106,512	5.18%	8,669,679	114,498	5.30%
Cash and due from banks	207,670			214,633
Other assets	898,749			824,724
Allowance for loan losses	(104,814)			(106,491)
Total Assets	$9,250,501			$9,602,545

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,670,403	12,785	0.90%	$5,590,901	21,430	1.54%
Federal funds purchased and securities sold
under repurchase agreements	495,904	260	0.21%	589,542	272	0.19%
Other borrowings	317,391	1,597	2.02%	535,672	1,980	1.48%
Total interest-bearing liabilities	6,483,698	14,642	0.91%	6,716,115	23,682	1.41%
Noninterest-bearing demand deposits	1,536,153			1,554,642
Other liabilities	91,715			124,586
Shareholders' equity	1,138,935			1,207,202
Total Liabilities and
Shareholders' Equity	$9,250,501			$9,602,545

Net Interest Margin		91,870	4.47%		90,816	4.20%

Less tax equivalent adjustment		3,384			2,325

Net Interest Margin per
Consolidated Statements of Income		$88,486			$88,491

Yield/Rate Analysis Table
($ in thousands)

	Six Months Ended June 30,
	2010			2009

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$8,950	$15	0.34%	$18,494	$38	0.41%
Securities - taxable	1,721,134	39,361	4.61%	1,636,303	42,098	5.19%
Securities - nontaxable	152,260	4,331	5.74%	121,091	3,874	6.45%
Loans (including loans held for sale)	6,356,628	168,489	5.35%	6,931,136	184,034	5.35%
Other earning assets	42,461	749	3.56%	43,803	656	3.02%
Total interest-earning assets	8,281,433	212,945	5.19%	8,750,827	230,700	5.32%
Cash and due from banks	211,964			227,002
Other assets	904,543			814,128
Allowance for loan losses	(105,503)			(102,262)
Total Assets	$9,292,437			$9,689,695

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,632,926	26,689	0.96%	$5,543,002	43,970	1.60%
Federal funds purchased and securities sold
under repurchase agreements	548,075	486	0.18%	631,625	636	0.20%
Other borrowings	355,698	3,189	1.81%	679,928	4,332	1.28%
Total interest-bearing liabilities	6,536,699	30,364	0.94%	6,854,555	48,938	1.44%
Noninterest-bearing demand deposits	1,535,683			1,512,963
Other liabilities	88,866			122,336
Shareholders' equity	1,131,189			1,199,841
Total Liabilities and
Shareholders' Equity	$9,292,437			$9,689,695

Net Interest Margin		182,581	4.45%		181,762	4.19%

Less tax equivalent adjustment		6,677			4,722

Net Interest Margin per
Consolidated Statements of Income		$175,904			$177,040

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for the first six months of 2010 totaled $25.5 million, or 0.81% of average loans, compared to $43.6 million, or 1.27%, for the same time period in 2009.

Provision for Loan Losses
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Florida	$2,432	$28,915	$7,933	$39,648
Mississippi (1)	3,430	(1,044)	7,178	3,342
Tennessee (2)	3,560	(659)	4,874	962
Texas	976	(445)	5,508	(319)
Total provision for loan losses	$10,398	$26,767	$25,493	$43,633

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

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 31.6% and 31.0% of total revenue, before securities gains, net for the first six months of 2010 and 2009, respectively.  Total noninterest income before securities gains, net for the first six months of 2010 increased $1.7 million, or 2.1%, compared to the same time period in 2009.  The comparative components of noninterest income for the periods ended June 30, 2010 and 2009 are shown in the accompanying table.

Noninterest Income
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service charges on deposit accounts	$14,220	$13,244	$976	7.4%	$27,197	$25,812	$1,385	5.4%
Insurance commissions	6,884	7,372	(488)	-6.6%	13,721	14,794	(1,073)	-7.3%
Wealth management	5,558	5,497	61	1.1%	10,913	11,052	(139)	-1.3%
Bank card and other fees	6,417	6,063	354	5.8%	12,297	11,470	827	7.2%
Mortgage banking, net	8,910	2,543	6,367	n/m	14,982	13,450	1,532	11.4%
Other, net	1,103	1,693	(590)	-34.8%	1,982	2,808	(826)	-29.4%
Total noninterest income before
securities gains, net	43,092	36,412	6,680	18.3%	81,092	79,386	1,706	2.1%
Securities gains, net	1,855	4,404	(2,549)	-57.9%	2,224	4,434	(2,210)	-49.8%
Total noninterest income	$44,947	$40,816	$4,131	10.1%	$83,316	$83,820	$(504)	-0.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The single largest component of noninterest income continues to be service charges on deposit accounts, which increased $1.4 million, or 5.4%, during the first six months of 2010, when compared to the same time period in 2009.  Service charges on deposit accounts include general account service charges and NSF fees.  General account service charges decreased $726 thousand during the first six months of 2010 when compared to the same time period in 2009.  The decrease in general account service charges during the first six months of 2010 is primarily attributable to increased usage of accounts that do not charge a monthly fee.  NSF fees increased $2.1 million during the first six months of 2010 when compared to the same time period in 2009.  The growth in NSF fees when comparing the first six months of 2010 to the same time period in 2009 reflected increases in both collection percentage and NSF opportunities as well as an upgrade in the decisioning tools used for determining NSFs.  In November 2009, the Federal Reserve Board adopted final rules that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents to the overdraft service for those products.  Trustmark has made a concentrated effort to obtain customer consent to the overdraft protection product.  The response rate from all customer accounts that have been contacted has been approximately 90%, of which approximately 88% have consented to overdraft protection.  Trustmark estimates that this change, which became effective on July 1, 2010 for new accounts and becomes effective August 15, 2010 for existing accounts, may reduce noninterest income by approximately $1.0 million to $2.5 million for the year ending December 31, 2010.

Insurance commissions were $13.7 million during the first six months of 2010 compared with $14.8 million for the same time period in 2009.  The decline in insurance commissions experienced during the first six months of 2010 were primarily due to lower commission volume on commercial property and casualty policies and lower construction bonding activity.  Insurance commission revenues continue to face pressure from falling premium prices for similar insurable risks.  Furthermore, a recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, as well as forced companies to downsize or close.

Wealth management income totaled $10.9 million for the first six months of 2010 compared with $11.1 million for the same time period in 2009.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income during the first six months of 2010 is largely attributed to historically low short-term interest rates that have negatively impacted money management fee income from money market funds and sweep arrangements when compared to the same time period in 2009.  In addition, during the first six months of 2010, revenues from brokerage services have increased primarily due to improved market conditions when compared to the same time period in 2009.  At June 30, 2010 and 2009, Trustmark held assets under management and administration of $7.1 billion and $6.7 billion, respectively, and brokerage assets of $1.2 billion at both period ends.

Bank card and other fees totaled $12.3 million for the first six months of 2010 compared with $11.5 million for the same time period in 2009. Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase of $827 thousand during the first six months of 2010 was primarily the result of growth in fees earned on bank card products due to increased consumer usage.

Net revenues from mortgage banking were $15.0 million for the first six months of 2010 compared with $13.5 million for the same time period in 2009, an increase of $1.5 million, or 11.4%.  As shown in the accompanying table, net mortgage servicing income decreased to $6.9 million for the first six months of 2010 compared to $8.0 million for the same time period in 2009.  This decrease is primarily due to a drop in mortgage production during the first six months of 2010 as well as the sale of approximately $920.9 million in mortgages serviced for others during the fourth quarter of 2009. As a result, loans serviced for others totaled $4.3 billion at June 30, 2010 compared with $5.1 billion at June 30, 2009.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Mortgage servicing income, net	$3,495	$4,029	$(534)	-13.3%	$6,944	$8,031	$(1,087)	-13.5%
Change in fair value-MSR from runoff	(1,374)	(3,097)	1,723	55.6%	(2,544)	(5,739)	3,195	55.7%
Gain on sales of loans, net	1,897	8,932	(7,035)	-78.8%	5,652	12,935	(7,283)	-56.3%
Other, net	1,193	(2,708)	3,901	n/m	191	782	(591)	-75.6%
Mortgage banking income before hedge ineffectiveness	5,211	7,156	(1,945)	-27.2%	10,243	16,009	(5,766)	-36.0%
Change in fair value-MSR from market changes	(8,631)	13,593	(22,224)	n/m	(11,698)	13,240	(24,938)	n/m
Change in fair value of derivatives	12,330	(18,206)	30,536	n/m	16,437	(15,799)	32,236	n/m
Net positive (negative) hedge ineffectiveness	3,699	(4,613)	8,312	n/m	4,739	(2,559)	7,298	n/m
Mortgage banking, net	$8,910	$2,543	$6,367	n/m	$14,982	$13,450	$1,532	11.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $4.7 million for the six months ended June 30, 2010 and a net negative ineffectiveness of $2.6 million for the six months ended June 30, 2009.  The accompanying table shows that the MSR value decreased $11.7 million for the six months ended June 30, 2010 primarily due to a decline in mortgage rates.  More than offsetting the MSR change is a $16.4 million increase in the value of derivative instruments primarily due to a large decline in the 10-year Treasury note yield.  The resulting $4.7 million net positive ineffectiveness is primarily caused by the spread widening between primary mortgage rates and the 10-year Treasury note yield.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $5.7 million during the first six months of 2010 compared to $12.9 million for the same time period in 2009.  When compared with the first six months of 2009, the decline in the gain on sales of loans during the first six months of 2010 resulted from a decrease in loan sales from secondary marketing activities of approximately $507.3 million offset by higher margins due to the current market environment.

Other income, net for the first six months of 2010 was $2.0 million compared to $2.8 million for the same time period in 2009.  The decrease of $826 thousand, or 29.4%, during the first six months of 2010 primarily resulted from a significant reduction in gains on sales of student loans.

During the first six months of 2010, in order to manage the duration of the securities portfolio and capitalize upon advantageous market conditions, Trustmark sold approximately $65.1 million of primarily mortgage-related securities compared to $157.9 million of security sales for the same time period in 2009.  This resulted in $2.2 million of securities gains, net for the first six months of 2010 compared to $4.4 million for the same time period in 2009.

Noninterest Expense

Trustmark’s noninterest expense for the first six months of 2010 increased $7.4 million, or 4.8%, compared to the same time period in 2009.  The increase during the first six months of 2010 was primarily attributable to higher real estate foreclosure expenses.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Salaries and employee benefits	$43,282	$40,989	$2,293	5.6%	$86,136	$84,414	$1,722	2.0%
Services and fees	10,523	10,249	274	2.7%	20,778	20,249	529	2.6%
Net occupancy-premises	4,917	4,948	(31)	-0.6%	9,951	10,126	(175)	-1.7%
Equipment expense	4,247	4,108	139	3.4%	8,550	8,274	276	3.3%
Other expense:
FDIC assessment expense	3,035	7,253	(4,218)	-58.2%	6,182	10,030	(3,848)	-38.4%
ORE/Foreclosure expense	9,206	2,733	6,473	n/m	12,217	3,363	8,854	n/m
Other expense	9,218	8,691	527	6.1%	16,975	16,922	53	0.3%
Total other expense	21,459	18,677	2,782	14.9%	35,374	30,315	5,059	16.7%
Total noninterest expense	$84,428	$78,971	$5,457	6.9%	$160,789	$153,378	$7,411	4.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and employee benefits, the largest category of noninterest expense, were $86.1 million for the first six months of 2010 compared to $84.4 million for the same time period in 2009.  During the first six months of 2010, salaries expense decreased approximately $979 thousand when compared with the same time period in 2009.  This decrease is primarily the result of lower commissionable compensation.  Employee benefits expense for the first six months of 2010 increased by approximately $2.7 million when compared to the same time period in 2009 and is primarily attributed to a curtailment gain of $1.9 million in the first six months of 2009 as a result of the freeze in benefits of the Capital Accumulation Plan.

Services and fees for the first six months of 2010 increased $529 thousand, or 2.6%, when compared with the same time period in 2009.  The growth in services and fees expense is primarily the result of the investment in a new core retail banking software system and was partially offset by decreased check clearing costs.

During the first six months of 2010, other expense increased $5.1 million, or 16.7% compared to the same time period in 2009.  The growth in other expense during the first six months of 2010 can be attributed to increased real estate foreclosure expenses, primarily as a result of writedowns of $7.9 million during 2010 compared with $1.8 million in 2009.  In addition, FDIC insurance expense for the first six months of 2010 decreased $3.8 million when compared to the same time period in 2009 due to a special assessment applied to all insured institutions as of June 30, 2009.  On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of June 30, 2010, Trustmark’s remaining prepaid assessment amount was approximately $31.3 million.  Also during 2009, the FDIC increased annual assessment rates uniformly by three basis points beginning in 2011 to address the need to return the Deposit Insurance Fund to its statutorily mandated minimum reserve ratio of 1.15% within eight years.  As mentioned earlier, the Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. In addition, the Dodd-Frank Act increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.   The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.  At this time, the FDIC has not indicated at what point in the future these provisions will be implemented or how much the assessment rate will be impacted.

Segment Information

Results of Segment Operations

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides Trustmark’s customers with reliable guidance and sound, practical advice for accumulating, preserving and transferring wealth.  Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  For financial information by reportable segment, please see Note 16 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the six months ended June 30, 2010 and 2009.

General Banking

Net interest income for the six months ended June 30, 2010 decreased $1.2 million, or 1.0%, when compared to the same period in 2009 due to lower average earning asset balances.  The provision for loan losses for the six months ended June 30, 2010 totaled $25.5 million compared to $43.6 million for the same period in 2009, a decrease of $18.1 million, or 41.6%.  The decrease in provision for loan losses is attributed primarily to a decrease in our Florida market.

Noninterest income for the six months ended June 30, 2010 increased $793 thousand, or 1.4%, when compared to the same period in 2009.  The increase during the six months ended June 30, 2010 was primarily due to increases in NSF/OD charges, mortgage banking and bank card fees of $2.1 million, $1.5 million and $829 thousand, respectively, offset against decreases of $2.2 million in security transaction gains, $721 thousand in other income and $719 thousand in service charges.

Noninterest expense for the six months ended June 30, 2010 increased $8.0 million, or 6.1%, when compared to the same period in 2009.  The increase during the six months ended June 30, 2010 was primarily due to an $8.9 million increase in real estate foreclosure expenses, which resulted from higher other real estate balances when compared to June 30, 2009.  In addition, salaries and benefits, data processing expenses and loan expenses increased $2.2 million, $1.4 million and $661 thousand respectively, while FDIC insurance expense, communications expense and outside services and fees decreased $3.9 million, $488 thousand and $339 thousand, respectively.

Insurance

As previously mentioned, prior to July 30, 2010, Trustmark’s Insurance Division included two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell which created a newly formed agency named Fisher Brown Bottrell Insurance, Inc. (FBB),  a Mississippi corporation and subsidiary of Trustmark National Bank.  FBB will maintain the trade names of Bottrell and Fisher-Brown and will offer services through divisions under these respective names.  Financial results of FBB will be reported in the same manner as the combined results of the prior subsidiaries.

During the six months of 2010, net income for the Insurance Division decreased $325 thousand, or 14.4%, when compared with the same time period in 2009, primarily from a reduction in insurance commissions, which is contained in noninterest income.  For more information on this change, please see the analysis of Insurance commissions included in Noninterest Income located elsewhere in this document.

At June 30, 2010, Trustmark performed an impairment analysis on the reporting unit in the Insurance Division due to current market conditions and concluded that no impairment charge was required.  The spread between the Insurance Division’s fair value and book value was approximately the same as calculated at March 31, 2010, which, at that time, had narrowed since year-end. A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.

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

Net income for the Wealth Management Division decreased $23 thousand, or 1.1%, when comparing the first six months of 2010 with the same time period in 2009, primarily from a reduction in fees earned from trust services, which is contained in noninterest income.  For more information on this change, please see the analysis of Wealth Management income included in Noninterest Income located elsewhere in this document.

Income Taxes

For the six months ended June 30, 2010, Trustmark’s combined effective tax rate was 32.0% compared to 32.6% for the same time period in 2009.  The decrease in Trustmark's effective tax rate is mainly due to an increase in investments providing federal and state income tax credits along with immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Earning assets totaled $8.294 billion, or 89.7% of total assets, at June 30, 2010, compared with $8.520 billion, or 89.4% of total assets, at December 31, 2009, a decrease of $225.9 million, or 2.7%.

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

Trustmark uses its investment securities portfolio for a variety of reasons.  It provides a source of liquidity and is utilized as collateral for public deposits and other wholesale funding sources, is a source of income through the investment of excess funds, and is one of many tools Management uses to control exposure to interest rate risk.

When compared with December 31, 2009, total investment securities increased by $62.2 million during the first six months of 2010.  This increase resulted primarily from purchases of Agency-guaranteed securities, partially offset by maturities and paydowns.  While it is the intention of Trustmark to hold its investment securities indefinitely, Trustmark may, from time to time, sell securities to accommodate changes to the balance sheet, manage interest rate risk and to meet liquidity needs, among other factors.  During the first six months of 2010, Trustmark sold approximately $65.1 million in securities, generating a gain of approximately $2.2 million.  This was a strategy undertaken primarily to manage the duration of the securities portfolio and to capitalize upon advantageous market conditions.

Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of investment securities at relatively low levels.  The weighted-average life during the first six months of 2010 has shortened when compared to December 31, 2009, primarily due to faster prepayment expectations for mortgage-related securities.  As a result, the weighted-average life of the portfolio decreased to 3.11 years at June 30, 2010, compared to 3.58 years at December 31, 2009.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  At June 30, 2010, AFS securities totaled $1.787 billion, which represented 90.3% of the securities portfolio, compared to $1.684 billion, or 87.8%, at December 31, 2009.  At June 30, 2010, unrealized gains, net on AFS securities totaled $61.5 million compared with unrealized gains, net of $51.9 million at December 31, 2009.  At June 30, 2010, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2010, HTM securities totaled $192.9 million and represented 9.7% of the total portfolio, compared with $233.0 million, or 12.2%, at December 31, 2009.

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

As of June 30, 2010, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies that are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at June 30, 2010.

Securities Portfolio by Credit Rating (1)
($ in thousands)
	June 30, 2010
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,597,468	92.6%	$1,655,385	92.6%
Aa1 to Aa3	50,328	2.9%	51,722	2.9%
A1 to A3	15,651	0.9%	15,954	0.9%
Baa1 to Baa3	6,420	0.4%	6,476	0.4%
Not Rated (2)	55,322	3.2%	57,173	3.2%
Total securities available for sale	$1,725,189	100.0%	$1,786,710	100.0%

Securities Held to Maturity
AAA	$130,400	67.6%	$134,281	67.1%
Aa1 to Aa3	29,424	15.3%	31,720	15.9%
A1 to A3	5,402	2.8%	5,575	2.8%
Baa1 to Baa3	535	0.3%	547	0.3%
Not Rated (2)	27,099	14.0%	27,907	13.9%
Total securities held to maturity	$192,860	100.0%	$200,030	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2010, approximately 93% of the available for sale securities are rated AAA investment grade and the same is true with respect to 68% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At June 30, 2010, loans held for sale totaled $218.4 million, consisting of $133.6 million of residential real estate mortgage loans in the process of being sold to third parties and $84.8 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2009, loans held for sale totaled $226.2 million, consisting of $145.2 million of residential real estate mortgage loans in the process of being sold to third parties and $81.0 million of Government National Mortgage Association (GNMA) optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At June 30, 2010, Trustmark has not exercised its buy-back option on any delinquent loans serviced for GNMA.

Loans and Allowance for Loan Losses

Loans at June 30, 2010 totaled $6.055 billion compared to $6.320 billion at December 31, 2009, a decrease of $264.8 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and indirect consumer auto loans.  In addition, these loan classifications, as well as commercial and industrial loans, have been impacted by current economic conditions.  The decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Texas and Florida markets of approximately $69.7 million since December 31, 2009.  The consumer loan portfolio decrease of $114.1 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at June 30, 2010 totaled $283.7 million compared to $386.0 million at December 31, 2009.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

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

The table below shows the carrying value of the loan portfolio for the periods presented ($ in thousands):

	June 30,	December 31,
	2010	2009
Real estate loans:
Construction, land development and other land loans	$737,015	$830,069
Secured by 1- 4 family residential properties	1,630,353	1,650,743
Secured by nonfarm, nonresidential properties	1,463,657	1,467,307
Other real estate secured	189,118	197,421
Commercial and industrial loans	1,040,152	1,059,164
Consumer loans	492,262	606,315
Other loans	502,438	508,778
Loans	6,054,995	6,319,797
Less allowance for loan losses	100,656	103,662
Net loans	$5,954,339	$6,216,135

The loan composition by region at June 30, 2010 is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	June 30, 2010
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$737,015	$173,932	$285,595	$53,215	$224,273
Secured by 1-4 family residential properties	1,630,353	77,680	1,353,489	161,662	37,522
Secured by nonfarm, nonresidential properties	1,463,657	178,297	801,981	211,588	271,791
Other real estate secured	189,118	8,062	162,620	9,465	8,971
Commercial and industrial loans	1,040,152	25,254	754,571	70,819	189,508
Consumer loans	492,262	1,756	456,091	26,456	7,959
Other loans	502,438	29,354	421,512	19,323	32,249
Loans	$6,054,995	$494,335	$4,235,859	$552,528	$772,273

Construction, Land Development and Other Land Loans by Region
Lots	$93,100	$54,406	$23,030	$2,726	$12,938
Development	174,092	24,632	62,624	10,889	75,947
Unimproved land	243,038	69,003	99,955	26,348	47,732
1-4 family construction	112,854	9,148	72,087	5,426	26,193
Other construction	113,931	16,743	27,899	7,826	61,463
Construction, land development and other land loans	$737,015	$173,932	$285,595	$53,215	$224,273

	June 30, 2010
Loans Secured by Nonfarm, Nonresidential Properties by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Income producing:
Retail	$180,158	$37,510	$80,024	$28,936	$33,688
Office	161,271	54,455	82,221	13,920	10,675
Nursing homes/assisted living	118,731	-	108,628	4,728	5,375
Hotel/motel	67,545	12,752	30,411	10,960	13,422
Industrial	30,908	7,101	5,532	1,189	17,086
Health care	10,521	-	10,457	64	-
Convenience stores	9,429	277	4,735	2,562	1,855
Other	156,089	13,148	61,366	17,244	64,331
Total income producing loans	734,652	125,243	383,374	79,603	146,432

Owner-occupied:
Office	122,607	21,380	64,283	17,682	19,262
Churches	120,572	2,306	54,951	59,353	3,962
Industrial warehouses	84,962	1,373	55,472	416	27,701
Health care	71,082	11,232	50,025	3,741	6,084
Convenience stores	59,377	1,296	38,891	2,903	16,287
Retail	33,251	5,925	19,633	1,444	6,249
Restaurants	32,810	855	24,562	6,040	1,353
Auto dealerships	20,976	624	15,473	1,602	3,277
Other	183,368	8,063	95,317	38,804	41,184
Total owner-occupied loans	729,005	53,054	418,607	131,985	125,359

Loans secured by nonfarm, nonresidential properties	$1,463,657	$178,297	$801,981	$211,588	$271,791

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes, are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At June 30, 2010, Trustmark held “alt A” mortgages with an aggregate principal balance of approximately $5.0 million (0.12% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

During the first quarter of 2010, Trustmark refined the allowance for loan loss methodology for commercial loans by segregating the pools into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market while continuing to utilize a 10-point risk rating system for each pool.  As a result, risk rate factors for commercial loan types increased to 360 while having an immaterial impact to the overall balance of the allowance for loan losses.  The nine separate pools are segmented below:

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

At June 30, 2010, the allowance for loan losses was $100.7 million, a decrease of $3.0 million when compared with December 31, 2009, primarily resulting from several large commercial credit upgrades as well as declines in the loan portfolio.  Trustmark continues to be actively engaged in the resolution of credit issues in the Florida Panhandle.  Total allowance coverage of nonperforming loans, excluding impaired loans charged down to net realizable value, at June 30, 2010, was 148.9%, compared to 150.1% at December 31, 2009.  Trustmark’s allocation of its allowance for loan losses represents 2.10% of commercial loans and 0.82% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.66% at June 30, 2010.  This compares with an allowance to total loans of 1.64% at December 31, 2009, which was allocated to commercial loans at 2.10% and to consumer and mortgage loans at 0.80%.

Managing credit risks resulting from the current economic and real estate market conditions continues to be a primary focus for Trustmark. Nonperforming assets totaled $251.3 million at June 30, 2010, an increase of $20.0 million relative to December 31, 2009.  Collectively, total nonperforming assets to total loans and other real estate at June 30, 2010 was 3.95% compared to 3.48% at December 31, 2009.  Net charge-offs totaled $28.5 million, or 0.90% of average loans, while the provision for loan losses totaled $25.5 million during the first six months of 2010.  The increase in each of these metrics is principally attributable to residential real estate conditions.  To put into proper perspective, the Florida market represented approximately 8.2% of Trustmark’s total loans but 42.5% of nonperforming assets, 31.1% of total provisioning and 52.2% of net charge-offs at June 30, 2010.

Nonperforming Assets
($ in thousands)

	June 30, 2010	December 31, 2009
Nonaccrual loans
Florida	$74,954	$74,159
Mississippi (1)	39,924	31,050
Tennessee (2)	9,778	12,749
Texas	35,222	23,204
Total nonaccrual loans	159,878	141,162
Other real estate
Florida	31,814	45,927
Mississippi (1)	28,020	22,373
Tennessee (2)	12,493	10,105
Texas	19,073	11,690
Total other real estate	91,400	90,095
Total nonperforming assets	$251,278	$231,257

Nonperforming assets/total loans (including loans held for sale) and ORE	3.95%	3.48%

Loans Past Due 90 days or more
Loans held for investments	$6,057	$8,901

Serviced GNMA loans eligible for repurchase (no obligation to repurchase)	$49,712	$46,661

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As reported in the table above, Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At June 30, 2010, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

Total nonaccrual loans increased $18.7 million during the first six months of 2010 to $159.9 million, or 2.55% of total loans, due primarily to residential real estate development and commercial real estate credits in Trustmark’s Mississippi and Texas markets, which were impaired and written-down to fair value of the underlying collateral less estimated cost of disposition.  Other real estate increased $1.3 million at June 30, 2010 compared to December 31, 2009, as continued progress was made in the disposition of foreclosed properties in Trustmark’s Florida market. During the first six months of 2010, there was $7.9 million in other real estate valuation adjustments due to a continued decline in values of commercial developments of residential real estate.

Writedowns of Other Real Estate by Region
($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Florida	$5,487	$1,150	$5,811	$1,185
Mississippi (1)	1,296	-	1,358	25
Tennessee (2)	641	557	675	557
Texas	97	-	97	-
Total writedowns of other real estate	$7,521	$1,707	$7,941	$1,767

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

The following table illustrates nonaccrual loans by type of loan for the periods presented:

Nonaccrual Loans by Loan Type
($ in thousands)
	June 30,	December 31,
	2010	2009
Construction, land development and other land loans	$90,270	$81,805
Secured by 1-4 family residential properties	33,412	31,464
Secured by nonfarm, nonresidential properties	25,368	18,056
Other loans secured by real estate	2,012	2,097
Commercial and industrial	5,700	6,630
Consumer loans	1,337	973
Other loans	1,779	137
Total nonaccrual loans	$159,878	$141,162

The following table illustrates other real estate by type of property for the periods presented:

Other Real Estate by Property Type	June 30,	December 31,
($ in thousands)	2010	2009

Construction, land development and other land loans	$64,307	$60,276
1-4 family residential properties	14,458	11,001
Nonfarm, nonresidential properties	7,935	7,285
Other real estate loans	4,700	11,533
Total other real estate	$91,400	$90,095

Trustmark continued to make significant progress in the resolution of its construction and land development portfolio in Florida.  During the last 12 months, this portfolio has been reduced by 29.2% to $173.9 million.  At June 30, 2010, Florida non-impaired construction and land development loans totaled $137.8 million with an associated reserve for loan losses of $18.6 million, or 13.5%.

As seen in the table below, at June 30, 2010, approximately $76.6 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $36.2 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

Florida Credit Quality
($ in thousands)

	June 30, 2010
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$54,406	$24,053	$1,470	$9,024	$10,677	$2,882
Development	24,632	14,334	-	3,657	337	10,340
Unimproved land	69,003	45,873	21,847	9,544	1,147	13,335
1-4 family construction	9,148	7,222	1,480	2,992	442	2,308
Other construction	16,743	9,904	-	1,121	1,475	7,308
Construction, land development and other land loans	173,932	101,386	24,797	26,338	14,078	36,173
Commercial, commercial real estate and consumer	320,403	68,566	13,073	30,790	14,790	9,913

Total Florida loans	$494,335	$169,952	$37,870	$57,128	$28,868	$46,086

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Nonimpaired Loans
Construction, land development and other land loans:
Lots	$51,524	$7,643	14.83%
Development	14,292	1,573	11.01%
Unimproved land	55,668	7,195	12.92%
1-4 family construction	6,840	1,269	18.55%
Other construction	9,435	943	9.99%
Construction, land development and other land loans	137,759	18,623	13.52%
Commercial, commercial real estate and consumer	310,490	6,825	2.20%

Total Florida loans	$448,249	$25,448	5.68%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Net charge-offs for the first six months of 2010 totaled $28.5 million, or 0.90% of average loans, compared to $36.8 million, or1.07% for the same time period in 2009.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate, along with a substantial reduction in auto finance charge-offs.  The net charge-offs for Florida and Mississippi shown in the table below exceed their provision for the first six months of 2010 because a large portion of the current quarter charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of declining real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Florida	$5,880	$21,167	$14,869	$28,100
Mississippi (1)	3,885	3,267	10,662	6,722
Tennessee (2)	1,031	897	1,457	1,682
Texas	589	43	1,511	300
Total net charge-offs	$11,385	$25,374	$28,499	$36,804

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

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $5.7 million at June 30, 2010, a decrease of $661 thousand when compared with December 31, 2009.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.139 billion at June 30, 2010, compared with $7.188 billion at December 31, 2009, a decrease of $49.1 million, or 0.7%.  This decline in deposits is comprised of a decrease in noninterest-bearing of $145.6 million, which was partially offset by an increase in interest-bearing deposits of $96.5 million. The decrease in noninterest-bearing deposits can be primarily attributed to normal fluctuations in business Demand Deposit Accounts (DDA) balances.  Increases in interest-bearing deposits resulted primarily from anticipated seasonal growth in balances held by public entities partially offset by a decline in certificates of deposits.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, and the treasury tax and loan note option account.  Short-term borrowings totaled $700.5 million at June 30, 2010, a decrease of $206.5 million, when compared with $907.0 million at December 31, 2009.  This decrease results primarily from declines of $160.7 million in federal funds purchased and securities sold under repurchase agreements and $50.0 million in short-term FHLB advances as funding pressures lessened due to declining earning asset balances and relatively stable deposit balances.

Legal Environment

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business. The lawsuit is in its preliminary stages and has been previously reported in the press. Trustmark believes that the lawsuit is entirely without merit and intends to defend vigorously against it.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both June 30, 2010 and 2009, Trustmark had commitments to extend credit of $1.6 billion.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At June 30, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $189.1 million and $178.4 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Payments due from us under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2009. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year end.

Capital Resources

At June 30, 2010, Trustmark’s total shareholders’ equity was $1.142 billion, an increase of $32.3 million from its level at December 31, 2009.  During the first six months of 2010, shareholders’ equity increased primarily as a result of net income of $49.6 million and an increase in accumulated other comprehensive income of $7.0 million.  These increases were offset by common stock dividends of $29.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Offering

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and offering expenses.  Proceeds from this offering were used in the redemption of preferred stock discussed below.

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

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of June 30, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2010, which Management believes have affected TNB’s present classification.

For regulatory capital purposes, the trust preferred securities qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  These capital instruments continue to provide Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.

Regulatory Capital Table					Minimum Regulatory
($ in thousands)	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,034,257	15.53%	$532,712	8.00%	n/a	n/a
Trustmark National Bank	989,157	15.05%	525,920	8.00%	$657,400	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$901,016	13.53%	$266,356	4.00%	n/a	n/a
Trustmark National Bank	858,836	13.06%	262,960	4.00%	$394,440	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$901,016	10.07%	$268,396	3.00%	n/a	n/a
Trustmark National Bank	858,836	9.74%	264,500	3.00%	$440,833	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2010 and 2009 were $0.46.  Trustmark’s indicated dividend for 2010 is $0.92 per common share, which is the same as dividends per common share in 2009.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during the first three months of 2010 and currently has no authorization from the Board of Directors to repurchase its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management does not expect to seek additional authorization from the Board of Directors to purchase additional shares.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.169 billion for the first six months of 2010 and represented approximately 77.1% of average liabilities and shareholders’ equity when compared to average deposits of $7.056 billion, which represented 72.8% of average liabilities and shareholders’ equity for the first six months of 2009.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2010, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $106.2 million compared to $107.7 million at December 31, 2009.  At June 30, 2010 and December 31, 2009, Trustmark had no outstanding brokered certificates of deposit.

At June 30, 2010, Trustmark had $295.0 million of upstream Federal funds purchased, compared to $454.0 million at December 31, 2009.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $75.0 million in advances at June 30, 2010, compared with $200.0 million in advances at December 31, 2009.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.775 billion at June 30, 2010.

Additionally, during the first six months of 2010, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2010, Trustmark had approximately $26.8 million available in repurchase agreement capacity compared to $245.5 million at December 31, 2009.  This decrease in capacity was mainly due to the utilization of securities to collateralize approximately $189.4 million in public deposit increases.

Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At June 30, 2010, Trustmark had approximately $716.2 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $821.6 million at December 31, 2009.  This decrease in capacity was due to a combination of loan attrition and changes in the  FRB’s valuation and haircut calculations.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At June 30, 2010, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At June 30, 2010, Trustmark had $37.5 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  Trustmark repurchased the 215,000 shares of Senior Preferred Stock from the Treasury in December 2009.  Also, in December 2009, Trustmark issued common stock and received net proceeds of $109.3 million to use in the repurchase of the Senior Preferred Stock.  At June 30, 2010, Trustmark has no shares of preferred stock issued.  For further information regarding Trustmark’s repurchase of Senior Preferred Stock and the issuance of common stock, please refer to the section Capital Resources found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $334.5 million at June 30, 2010, with a valuation adjustment of negative $2.0 million, compared to $267.0 million, with a valuation adjustment of positive $2.1 million as of December 31, 2009.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $3.7 million compared with a net negative effectiveness of $4.6 million for the quarters ended June 30, 2010 and 2009, respectively.

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

Based on the results of the simulation models using static balances at June 30, 2010, it is estimated that net interest income may decrease 2.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period. At June 30, 2009, the results of the simulation models using static balances indicated that net interest income would remain flat in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at June 30, 2010, it is estimated net interest income may decrease by 2.3% compared to a 2.4% decrease at June 30, 2009.  At June 30, 2010 and 2009, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at June 30, 2010 and 2009:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	6/30/2010	6/30/2009
Change in Interest Rates
+200 basis points	-2.2%	0.0%
+100 basis points	-1.7%	0.2%
-100 basis points	-2.3%	-2.4%

As shown in the table above, the interest rate shocks illustrate the negative contribution to net interest income in both rising and falling interest rate environments.  Although there are several contributing factors, the primary reason in a one-year, shocked, down 100 basis point rate shift scenario is an increased speed of prepayment of investment securities reinvested at lower interest rates.  In the one-year, shocked, up 200 basis point rate shift scenario, the principal factor is an increased cost of deposits and other short-term liabilities.  Although an increase in the rate on floating rate loans partially offsets this additional cost, it is limited by the interest rate floors placed on these loans. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2010 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements, which is referred to as net portfolio value. As of June 30, 2010, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 1.2%, while an instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 4.5%.  In comparison, the models indicated a net portfolio value decrease of 4.4% as of June 30, 2009, had interest rates moved up instantaneously 200 basis points, and a decrease of 2.1%, had an instantaneous 100 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at June 30, 2010 and 2009:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	6/30/2010	6/30/2009
Change in Interest Rates
+200 basis points	1.2%	-4.4%
+100 basis points	1.9%	-1.0%
-100 basis points	-4.5%	-2.1%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, which will require Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the Allowance for Loan Losses (Allowance).  This ASU will also require Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. Disclosures related to period-end information will be effective in all interim and annual reporting periods ending on or after December 15, 2010.  Disclosures of activity that occurs during a reporting period are required in interim or annual periods beginning on or after December 15, 2010.  As this ASU amends only the disclosure requirements for loans and the Allowance, the adoption will have no impact on Trustmark’s balance sheets or results of operations.

ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset.”  In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 and is not expected to have a significant impact on Trustmark’s financial statements.

ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.”  In February 2010, the FASB issued ASU 2010-09, to address potential practice issues associated with FASB ASC Topic 855 (Statement 165). The ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements.  This change was immediately effective.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, Trustmark National Bank (TNB), has been named as a defendant in a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business. The lawsuit is in its preliminary stages and has been previously reported in the press. Trustmark believes that the lawsuit is entirely without merit and intends to defend vigorously against it.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the second quarter of 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-k	2005 Stock and Incentive Compensation Plan, as amended January 26, 2010.
31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and
	& Chief Executive Officer		Principal Financial Officer

DATE:	August 5, 2010	DATE:	August 5, 2010