Form 10-Q
period 2010-09-30
TRUSTMARK CORP
filed 2010-11-05
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 000-03683

Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2010, there were 63,887,195 shares outstanding of the registrant’s common stock (no par value).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks (noninterest-bearing)	$196,136	$213,519
Federal funds sold and securities purchased
under reverse repurchase agreements	6,655	6,374
Securities available for sale (at fair value)	1,968,624	1,684,396
Securities held to maturity (fair value: $175,744-2010; $240,674-2009)	168,849	232,984
Loans held for sale	268,137	226,225
Loans	5,998,704	6,319,797
Less allowance for loan losses	94,458	103,662
Net loans	5,904,246	6,216,135
Premises and equipment, net	143,393	147,488
Mortgage servicing rights	41,972	50,513
Goodwill	291,104	291,104
Identifiable intangible assets	17,181	19,825
Other assets	410,608	437,455
Total Assets	$9,416,905	$9,526,018

Liabilities
Deposits:
Noninterest-bearing	$1,709,311	$1,685,187
Interest-bearing	5,316,025	5,503,278
Total deposits	7,025,336	7,188,465
Federal funds purchased and securities sold under repurchase agreements	633,065	653,032
Short-term borrowings	318,457	253,957
Long-term FHLB advance	-	75,000
Subordinated notes	49,798	49,774
Junior subordinated debt securities	70,104	70,104
Other liabilities	161,353	125,626
Total Liabilities	8,258,113	8,415,958

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 63,885,959 shares - 2010;
63,673,839 shares - 2009	13,311	13,267
Capital surplus	254,288	244,864
Retained earnings	881,545	853,553
Accumulated other comprehensive income (loss), net of tax	9,648	(1,624)
Total Shareholders' Equity	1,158,792	1,110,060
Total Liabilities and Shareholders' Equity	$9,416,905	$9,526,018

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$80,767	$88,015	$244,095	$268,683
Interest on securities:
Taxable	18,641	19,524	58,002	61,622
Tax exempt	1,352	1,412	4,167	3,930
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	9	16	24	54
Other interest income	332	381	1,081	1,037
Total Interest Income	101,101	109,348	307,369	335,326

Interest Expense
Interest on deposits	11,609	18,403	38,298	62,373
Interest on federal funds purchased and securities
sold under repurchase agreements	294	282	780	918
Other interest expense	1,631	1,786	4,820	6,118
Total Interest Expense	13,534	20,471	43,898	69,409
Net Interest Income	87,567	88,877	263,471	265,917
Provision for loan losses	12,259	15,770	37,752	59,403

Net Interest Income After Provision for Loan Losses	75,308	73,107	225,719	206,514

Noninterest Income
Service charges on deposit accounts	14,493	14,157	41,690	39,969
Insurance commissions	7,746	7,894	21,467	22,688
Wealth management	5,199	5,589	16,112	16,641
Bank card and other fees	6,235	5,620	18,532	17,090
Mortgage banking, net	9,861	8,871	24,843	22,321
Other, net	441	994	2,423	3,802
Securities gains, net	4	1,014	2,228	5,448
Total Noninterest Income	43,979	44,139	127,295	127,959

Noninterest Expense
Salaries and employee benefits	44,034	42,629	130,170	127,043
Services and fees	10,709	10,124	31,487	30,373
Net occupancy - premises	4,961	4,862	14,912	14,988
Equipment expense	4,356	4,104	12,906	12,378
Other expense	20,363	17,515	55,737	47,830
Total Noninterest Expense	84,423	79,234	245,212	232,612
Income Before Income Taxes	34,864	38,012	107,802	101,861
Income taxes	9,004	12,502	32,326	33,291
Net Income	25,860	25,510	75,476	68,570
Preferred stock dividends	-	2,688	-	8,063
Accretion of discount on preferred stock	-	452	-	1,335
Net Income Available to Common Shareholders	$25,860	$22,370	$75,476	$59,172

Earnings Per Common Share
Basic	$0.40	$0.39	$1.18	$1.03

Diluted	$0.40	$0.39	$1.18	$1.03

Dividends Per Common Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2010	2009
Balance, January 1,	$1,110,060	$1,178,466
Net income per consolidated statements of income	75,476	68,570
Other comprehensive income:
Net change in fair value of securities available for sale	9,561	16,622
Net change in defined benefit plans	1,711	1,167
Comprehensive income	86,748	86,359
Preferred dividends paid	-	(7,883)
Common stock dividends paid	(44,473)	(39,967)
Common stock issued-net, long-term incentive plans	1,472	428
Excess tax benefit from stock-based compensation arrangements	1,357	545
Compensation expense, long-term incentive plans	3,688	3,413
Other	(60)	-
Balance, September 30,	$1,158,792	$1,221,361

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$75,476	$68,570
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	37,752	59,403
Depreciation and amortization	18,626	20,662
Net amortization (accretion) of securities	2,087	(416)
Securities gains, net	(2,228)	(5,448)
Gains on sales of loans, net	(9,562)	(17,966)
Deferred income tax benefit	(11,460)	(5,980)
Proceeds from sales of loans held for sale	792,321	1,324,433
Purchases and originations of loans held for sale	(810,356)	(1,280,548)
Originations of mortgage servicing rights, net	(11,071)	(16,611)
Net decrease (increase) in other assets	23,720	(7,764)
Net decrease in other liabilities	(11,163)	(2,522)
Other operating activities, net	32,878	5,823
Net cash provided by operating activities	127,020	141,636

Investing Activities
Proceeds from calls and maturities of securities held to maturity	64,208	27,577
Proceeds from calls and maturities of securities available for sale	405,974	254,039
Proceeds from sales of securities available for sale	65,074	188,460
Purchases of securities held to maturity	-	(10,428)
Purchases of securities available for sale	(688,766)	(395,639)
Net (increase) decrease in federal funds sold and securities
purchased under reverse repurchase agreements	(281)	14,850
Net decrease in loans	222,924	236,131
Purchases of premises and equipment	(4,924)	(4,037)
Proceeds from sales of premises and equipment	22	403
Proceeds from sales of other real estate	40,921	13,520
Net cash provided by investing activities	105,152	324,876

Financing Activities
Net (decrease) increase in deposits	(163,129)	46,565
Net decrease in federal funds purchased and
securities sold under repurchase agreements	(19,967)	(166,072)
Net decrease in short-term borrowings	(24,815)	(441,609)
Proceeds from long-term FHLB advances	-	75,000
Preferred stock dividends	-	(7,883)
Common stock dividends	(44,473)	(39,967)
Common stock issued-net, long-term incentive plan	1,472	428
Excess tax benefit from stock-based compensation arrangements	1,357	545
Net cash used in financing activities	(249,555)	(532,993)

Decrease in cash and cash equivalents	(17,383)	(66,481)
Cash and cash equivalents at beginning of period	213,519	257,930
Cash and cash equivalents at end of period	$196,136	$191,449

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

Note 2 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$14	$-	$-	$14	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	148,726	862	-	149,588	-	-	-	-
Obligations of states and political subdivisions	142,716	6,065	(9)	148,772	61,139	4,136	-	65,275
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	12,490	783	-	13,273	6,462	220	-	6,682
Issued by FNMA and FHLMC	240,017	3,232	(29)	243,220	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,313,106	53,267	-	1,366,373	98,217	2,364	-	100,581
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	38,129	3,230	-	41,359	3,031	175	-	3,206
Corporate debt securities	6,009	16	-	6,025	-	-	-	-
Total	$1,901,207	$67,455	$(38)	$1,968,624	$168,849	$6,895	$-	$175,744

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government agencies	$20	$-	$-	$20	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	48,685	-	(768)	47,917	-	-	-	-
Obligations of states and political subdivisions	115,118	2,758	(368)	117,508	74,643	2,551	(211)	76,983
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,765	462	(35)	12,192	7,044	10	(65)	6,989
Issued by FNMA and FHLMC	49,510	366	(597)	49,279	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,333,983	48,650	(77)	1,382,556	148,226	5,448	-	153,674
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	67,294	1,506	(65)	68,735	3,071	-	(43)	3,028
Corporate debt securities	6,087	102	-	6,189	-	-	-	-
Total	$1,632,462	$53,844	$(1,910)	$1,684,396	$232,984	$8,009	$(319)	$240,674

Temporarily Impaired Securities

The table below includes securities available for sale and held to maturity with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2010	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of states and political subdivisions	$1,530	$(7)	$311	$(2)	$1,841	$(9)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	25,918	(29)	-	-	25,918	(29)
Total	$27,448	$(36)	$311	$(2)	$27,759	$(38)

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$47,917	$(768)	$-	$-	$47,917	$(768)
Obligations of states and political subdivisions	18,694	(280)	6,476	(299)	25,170	(579)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,461	(100)	-	-	8,461	(100)
Issued by FNMA and FHLMC	42,255	(597)	-	-	42,255	(597)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	40,109	(77)	-	-	40,109	(77)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	26,514	(108)	-	-	26,514	(108)
Total	$183,950	$(1,930)	$6,476	$(299)	$190,426	$(2,229)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2010	2009	2010	2009
Proceeds from sales of securities	$-	$30,572	$65,074	$188,460
Gross realized gains	-	999	2,216	5,379
Gross realized (losses)	-	-	-	(10)

Held to Maturity
Proceeds from calls of securities	$1,210	$3,333	$4,960	$8,338
Gross realized gains	4	15	12	79

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2010, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$17,477	$17,696	$3,763	$3,812
Due after one year through five years	36,833	38,222	12,982	13,362
Due after five years through ten years	217,964	222,383	32,447	34,527
Due after ten years	25,191	26,098	11,947	13,574
	297,465	304,399	61,139	65,275
Mortgage-backed securities	1,603,742	1,664,225	107,710	110,469
Total	$1,901,207	$1,968,624	$168,849	$175,744

Note 3 – Loans and Allowance for Loan Losses

For the periods presented, loans consisted of the following ($ in thousands):

	September 30,	December 31,
	2010	2009
Real estate loans:
Construction, land development and other land loans	$615,554	$830,069
Secured by 1- 4 family residential properties	1,672,199	1,650,743
Secured by nonfarm, nonresidential properties	1,531,953	1,467,307
Other real estate secured	203,931	197,421
Commercial and industrial loans	1,016,292	1,059,164
Consumer loans	444,927	606,315
Other loans	513,848	508,778
Loans	5,998,704	6,319,797
Less allowance for loan losses	94,458	103,662
Net loans	$5,904,246	$6,216,135

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At September 30, 2010, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Changes in the allowance for loan losses were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2010	2009
Beginning balance	$103,662	$94,922
Loans charged-off	(56,014)	(60,572)
Recoveries	9,058	9,263
Net charge-offs	(46,956)	(51,309)
Provision for loan losses	37,752	59,403
Balance at end of period	$94,458	$103,016

At September 30, 2010 and December 31, 2009, the carrying amounts of nonaccrual loans, which are considered for impairment analysis, were $159.3 million and $141.2 million, respectively. When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less estimated cost of disposition, is charged-off.  At September 30, 2010 and December 31, 2009, specifically evaluated impaired loans totaled $94.5 million and $74.2 million, respectively. The allowance for loan losses included a specific reserve for impaired loans of $3.0 million and $3.2 million at September 30, 2010 and December 31, 2009, respectively.  Specific charge-offs related to impaired loans totaled $26.9 million and $22.6 million while the provisions charged to net income totaled $9.6 million and $15.5 million for the first nine months of 2010 and 2009, respectively.

At September 30, 2010 and December 31, 2009, nonaccrual loans, not specifically impaired and written down to fair value less cost to sell, totaled $64.8 million and $67.0 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $8.4 million and $10.0 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for the periods ended September 30, 2010 and December 31, 2009.

Loans past due 90 days or more totaled $56.0 million and $55.6 million at September 30, 2010 and December 31, 2009, respectively. Included in these amounts are $50.2 million and $46.7 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At September 30, 2010 and December 31, 2009, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $7.6 million for the nine months ended September 30, 2010, as opposed to a net negative ineffectiveness of $431 thousand experienced for the same period in 2009.  The switch to net positive ineffectiveness during 2010 is primarily caused by the spread widening between the primary mortgage rates and the 10-year Treasury note yield when compared to 2009.  The accompanying table shows that the MSR value decreased $14.8 million for the nine months ended September 30, 2010 largely due to higher prepayment expectations resulting from a decline in mortgage rates.  More than offsetting the MSR change is a $22.4 million increase in the value of derivative instruments primarily due to a decline in the 10-year Treasury note yield.

The activity in MSR is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$50,513	$42,882
Origination of servicing assets	12,752	20,762
Disposals of mortgage loans sold serviced released	(1,681)	(4,151)
Change in fair value:
Due to market changes	(14,813)	3,897
Due to runoff	(4,799)	(7,348)
Balance at end of period	$41,972	$56,042

Note 5 – Other Real Estate

Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.

For the periods presented, changes and losses, net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance at beginning of period	$90,095	$38,566
Additions	51,213	53,473
Disposals	(41,322)	(14,118)
Writedowns	(15,264)	(6,232)
Balance at end of period	$84,722	$71,689

Losses, net on the sale of other real
estate included in other expenses	$(401)	$(598)

Other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2010	2009
Construction, land development and other land properties	$62,723	$60,276
1-4 family residential properties	12,854	11,001
Nonfarm, nonresidential properties	7,457	7,285
Other real estate properties	1,688	11,533
Total other real estate	$84,722	$90,095

Other real estate by geographic location consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2010	2009
Florida	$31,665	$45,927
Mississippi (1)	24,548	22,373
Tennessee (2)	16,456	10,105
Texas	12,053	11,690
Total other real estate	$84,722	$90,095

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 6 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2010	2009
Noninterest-bearing demand deposits	$1,709,311	$1,685,187
Interest-bearing demand	1,238,205	1,261,181
Savings	1,873,341	1,821,366
Time	2,204,479	2,420,731
Total	$7,025,336	$7,188,465

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

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net periodic benefit cost (income)
Service cost	$138	$98	$412	$294
Interest cost	1,194	1,210	3,583	3,628
Expected return on plan assets	(1,481)	(352)	(4,444)	(4,526)
Amortization of prior service credits	-	-	-	(127)
Curtailment gain	-	-	-	(1,886)
Recognized net actuarial loss	849	(438)	2,548	2,154
Net periodic benefit cost (income)	$700	$518	$2,099	$(463)

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution will be determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  For 2010, Trustmark’s minimum required contribution is expected to be zero, however, in July 2010, Trustmark made a voluntary contribution of $1.9 million to improve the funded status of the plan.  For 2009, the minimum required contribution was zero.

Supplemental Retirement Plan

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elect to defer fees and covered salary for key executive officers and senior officers.  Effective March 1, 2010, the directors could no longer make future deferrals into the plan and their vested benefits were frozen.  The plan provides for retirement benefits based on a participant's deferred fees and/or covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31. The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net periodic benefit cost
Service cost	$190	$226	$567	$678
Interest cost	561	552	1,682	1,656
Amortization of prior service cost	38	37	114	111
Recognized net actuarial loss	88	59	266	178
Net periodic benefit cost	$877	$874	$2,629	$2,623

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

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  During the first nine months of 2010 and 2009, there were no grants of stock option awards.

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

Time-Vested Awards

Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During the first nine months of 2010, Trustmark awarded 73,605 shares of time-vested restricted stock to key members of its management team and board of directors.

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

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$78	$193	$355	$535
Performance awards	453	468	1,362	1,396
Time-vested awards	636	587	1,970	1,482
RSU award (share price: $21.74 - 2010, $19.05 - 2009)	166	94	490	282
Total stock and incentive plan compensation expense	$1,333	$1,342	$4,177	$3,695

Note 9 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $186.0 million and $179.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2010, the fair value of collateral held was $57.3 million.

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

Note 10 – Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards for the nine months ended September 30, 2010 and 2009 totaled 1.26 million and 1.58 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic shares	63,886	57,431	63,834	57,396
Dilutive shares	181	128	182	100
Diluted shares	64,067	57,559	64,016	57,496

Note 11 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2010	2009
Income taxes paid	$39,291	$44,640
Interest expense paid on deposits and borrowings	46,192	72,280
Noncash transfers from loans to foreclosed properties	51,213	53,473
Transfer of long-term FHLB advance to short-term	75,000	-

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

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of September 30, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2010, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,047,631	15.75%	$532,278	8.00%	n/a	n/a
Trustmark National Bank	1,002,211	15.26%	525,425	8.00%	$656,781	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$914,525	13.75%	$266,139	4.00%	n/a	n/a
Trustmark National Bank	871,942	13.28%	262,713	4.00%	$394,069	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$914,525	10.26%	$267,459	3.00%	n/a	n/a
Trustmark National Bank	871,942	9.93%	263,470	3.00%	$439,116	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods ended September 30, 2010 and 2009 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2010	$(2,596)	$972	$(1,624)
Unrealized holding gains on AFS arising during period	17,711	(6,774)	10,937
Adjustment for net gains realized in net income	(2,228)	852	(1,376)
Pension and other postretirement benefit plans	2,771	(1,060)	1,711
Balance, September 30, 2010	$15,658	$(6,010)	$9,648

Balance, January 1, 2009	$(23,800)	$9,083	$(14,717)
Unrealized holding gains on AFS arising during period	32,366	(12,380)	19,986
Adjustment for net gains realized in net income	(5,448)	2,084	(3,364)
Pension and other postretirement benefit plans	1,890	(723)	1,167
Balance, September 30, 2009	$5,008	$(1,936)	$3,072

Note 13 – Other Noninterest Expense

Other noninterest expense consisted of the following for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
FDIC assessment expense	$3,037	$2,913	$9,219	$12,943
ORE/Foreclosure expense:
Writedowns	7,323	4,466	15,264	6,232
Carrying costs	1,405	1,405	5,803	3,002
Other expense	8,598	8,731	25,451	25,653
Total other expense	$20,363	$17,515	$55,737	$47,830

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	September 30, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$149,602	$-	$149,602	$-
Obligations of states and political subdivisions	148,772	-	148,772	-
Mortgage-backed securities	1,664,225	-	1,664,225	-
Corporate debt securities	6,025	-	6,025	-
Securities available for sale	1,968,624	-	1,968,624	-
Loans held for sale	268,137	-	268,137	-
Mortgage servicing rights	41,972	-	-	41,972
Other assets - derivatives:
Futures contracts	524	524	-	-
Exchange traded purchased options	347	347	-	-
Over-the-counter written options (rate locks)	1,284	-	-	1,284
Other liabilities - derivatives:
Exchange traded written options	809	809	-	-
Forward contracts	1,223	-	1,223	-

	December 31, 2009
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$47,937	$-	$47,937	$-
Obligations of states and political subdivisions	117,508	-	117,508	-
Mortgage-backed securities	1,512,762	-	1,512,762	-
Corporate debt securities	6,189	-	6,189	-
Securities available for sale	1,684,396	-	1,684,396	-
Loans held for sale	226,225	-	226,225	-
Mortgage servicing rights	50,513	-	-	50,513
Other assets - derivatives:
Futures contracts	(3,873)	(3,873)	-	-
Exchange traded purchased options	312	312	-	-
Over-the-counter written options (rate locks)	(61)	-	-	(61)
Other liabilities - derivatives:
Exchange traded written options	935	935	-	-
Forward contracts	(2,156)	-	(2,156)	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended September 30, 2010 and 2009 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2010	$50,513	$(61)
Total net (losses) gains included in net income	(19,612)	3,503
Purchases, sales, issuances and settlements, net	11,071	(2,158)
Balance, September 30, 2010	$41,972	$1,284

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized
gains or losses still held at September 30, 2010	$(14,813)	$256

Balance, January 1, 2009	$42,882	$1,433
Total net (losses) gains included in net income	(3,451)	5,600
Purchases, sales, issuances and settlements, net	16,611	(6,278)
Balance, September 30, 2009	$56,042	$755

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized
gains or losses still held at September 30, 2009	$3,897	$(600)

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP.  Assets at September 30, 2010, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At September 30, 2010, Trustmark had outstanding balances of $94.5 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $74.2 million at December 31, 2009.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $51.2 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2010 compared with $53.5 million for the same period in 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $5.0 million and $10.5 million for the first nine months of 2010 and 2009, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $48.1 million of foreclosed assets were remeasured during the first nine months of 2010, requiring write-downs of $15.3 million to reach their current fair values compared to $22.0 million of foreclosed assets that were remeasured during the first nine months of 2009, requiring write-downs of $6.2 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009, are as follows ($ in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$202,791	$202,791	$219,893	$219,893
Securities available for sale	1,968,624	1,968,624	1,684,396	1,684,396
Securities held to maturity	168,849	175,744	232,984	240,674
Loans held for sale	268,137	268,137	226,225	226,225
Net loans	5,904,246	5,967,436	6,216,135	6,269,054
Other assets - derivatives	2,155	2,155	(3,622)	(3,622)

Financial Liabilities:
Deposits	7,025,336	7,035,104	7,188,465	7,198,796
Short-term liabilities	951,522	951,522	906,989	906,989
Long-term FHLB advances	-	-	75,000	75,000
Subordinated notes	49,798	46,750	49,774	48,661
Junior subordinated debt securities	70,104	34,722	70,104	32,536
Other liabilities - derivatives	2,032	2,032	(1,221)	(1,221)

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at September 30, 2010 and December 31, 2009.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges of these transactions that qualify as fair value hedges under FASB ASC Topic 815, the ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $262.0 million at September 30, 2010, with a negative valuation adjustment of $1.2 million, compared to $188.1 million, with a positive valuation adjustment of $2.2 million as of December 31, 2009.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $2.9 million and $2.1 million for the quarters ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the impact was a net positive ineffectiveness of $7.6 million and a net negative ineffectiveness of $431 thousand, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $172.4 million at September 30, 2010, with a positive valuation adjustment of $1.3 million, compared to $78.9 million, with a negative valuation adjustment of $61 thousand as of December 31, 2009.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30,	December 31,
	2010	2009
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$1,223	$(2,156)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$524	$(3,873)
Exchange traded purchased options included in other assets	347	312
OTC written options (rate locks) included in other assets	1,284	(61)
Exchange traded written options included in other liabilities	809	935

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives in hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$2,077	$(3,469)	$(3,380)	$604

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$5,986	$11,341	$23,778	$(5,005)

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General Banking
Net interest income	$86,452	$87,757	$260,127	$262,637
Provision for loan losses	12,264	15,739	37,755	59,367
Noninterest income	30,964	30,548	89,390	88,181
Noninterest expense	74,177	68,490	214,169	200,490
Income before income taxes	30,975	34,076	97,593	90,961
Income taxes	7,616	11,089	28,707	29,351
General banking net income	$23,359	$22,987	$68,886	$61,610

Selected Financial Information
Average assets	$9,110,331	$9,323,187	$9,158,767	$9,489,689
Depreciation and amortization	$6,590	$5,966	$17,994	$20,103

Wealth Management
Net interest income	$1,042	$1,032	$3,147	$3,039
Provision for loan losses	(5)	31	(3)	36
Noninterest income	5,485	5,701	16,761	17,099
Noninterest expense	4,871	4,904	15,018	14,918
Income before income taxes	1,661	1,798	4,893	5,184
Income taxes	557	630	1,637	1,841
Wealth management net income	$1,104	$1,168	$3,256	$3,343

Selected Financial Information
Average assets	$88,136	$94,841	$90,877	$96,754
Depreciation and amortization	$69	$75	$204	$222

Insurance
Net interest income	$73	$88	$197	$241
Provision for loan losses	-	-	-	-
Noninterest income	7,530	7,890	21,144	22,679
Noninterest expense	5,375	5,840	16,025	17,204
Income before income taxes	2,228	2,138	5,316	5,716
Income taxes	831	783	1,982	2,099
Insurance net income	$1,397	$1,355	$3,334	$3,617

Selected Financial Information
Average assets	$19,456	$20,413	$17,682	$18,581
Depreciation and amortization	$141	$117	$428	$337

Consolidated
Net interest income	$87,567	$88,877	$263,471	$265,917
Provision for loan losses	12,259	15,770	37,752	59,403
Noninterest income	43,979	44,139	127,295	127,959
Noninterest expense	84,423	79,234	245,212	232,612
Income before income taxes	34,864	38,012	107,802	101,861
Income taxes	9,004	12,502	32,326	33,291
Consolidated net income	$25,860	$25,510	$75,476	$68,570

Selected Financial Information
Average assets	$9,217,923	$9,438,441	$9,267,326	$9,605,024
Depreciation and amortization	$6,800	$6,158	$18,626	$20,662

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, which will require Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the Allowance for Loan Losses (Allowance).  This ASU will also require Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. Disclosures related to period-end information will be effective in all interim and annual reporting periods ending on or after December 15, 2010.  Disclosures of activity that occurs during a reporting period are required in interim or annual periods beginning on or after December 15, 2010.  As this ASU amends only the disclosure requirements for loans and the Allowance, the adoption will have no impact on Trustmark’s balance sheets or results of operations.

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

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Trustmark beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for Trustmark on January 1, 2010 and are reported in Note 14 – Fair Value.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and related regulations, including those related to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2010, TNB had total assets of $9.3 billion, which represents approximately 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,501 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At September 30, 2010, TNB’s mortgage loan portfolio totaled approximately $1.1 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.3 billion.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by TRMK Risk Management, Inc. (TRMI).  TRMI engages in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At September 30, 2010, assets under management and administration totaled $7.3 billion.

Insurance – TNB provides a competitive array of insurance solutions for business and individual risk management needs. Business insurance offerings include services and specialized products for medical professionals, construction, manufacturing, hospitality, real estate and group life and health plans.  Individual customers are also provided life and health insurance, and personal line policies.  Prior to July 30, 2010, TNB provided these services through The Bottrell Insurance Agency, Inc. (Bottrell), which is based in Jackson, Mississippi, and Fisher-Brown, Incorporated (Fisher-Brown), headquartered in Pensacola, Florida.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell, which created a newly formed agency named Fisher Brown Bottrell Insurance, Inc. (FBB), a Mississippi corporation and subsidiary of TNB.  FBB will maintain the trade names of Bottrell and Fisher Brown and will offer services through divisions under these respective names.  Financial results of FBB will be reported in the same manner as the combined results of the prior subsidiaries.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At September 30, 2010, Somerville had total assets of $181.0 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s 2006 acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements. During June 2010, Trustmark’s request to payoff the trust preferred securities of the Republic Trust was approved by the Federal Reserve Bank of Atlanta.  The actual payoff occurred on October 7, 2010, and would have reduced Trustmark’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for September 30, 2010, by 0.09%, 0.13% and 0.12%, respectively.

Executive Overview

During the first nine months of 2010, there have been many signs that the economy is recovering; however, the recovery remains fragile and is still threatened by weak labor markets, household and business uncertainty and tight credit conditions.  The effects of the financial crisis and recession are expected to persist for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  In order to reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  During the first nine months of 2010 and throughout 2009, Trustmark and TNB’s capital ratios exceeded the minimum levels required for it to be ranked well-capitalized, both prior to and after Trustmark’s participation in the U.S. Treasury’s Troubled Assets Relief Program – Capital Purchase Program (TARP CPP).

Trustmark did not make significant changes to its loan underwriting standards during the first nine months of 2010.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adhere to its primary regulator’s guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

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

Cadence Merger Agreement and Termination

On September 21, 2010, Trustmark and Cadence Financial Corporation, a Mississippi corporation (Cadence) with assets of $1.9 billion at June 30, 2010, entered into an Agreement and Plan of Reorganization (Agreement) pursuant to which Cadence agreed to merge with and into Trustmark (the Merger). The Agreement contemplated that Cadence’s wholly-owned banking subsidiary, Cadence Bank, N.A., would be merged with and into Trustmark’s wholly-owned banking subsidiary, Trustmark National Bank immediately following the Merger.  On October 6, 2010, Trustmark received notice that the board of directors of Cadence had accepted another acquisition proposal and terminated the Agreement and Plan of Reorganization with Trustmark dated September 21, 2010, triggering the payment of a $2.0 million termination fee from Cadence, which will be recognized in other noninterest income during the fourth quarter of 2010.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first nine months of 2010.

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

•
Implements mortgage reforms by including provisions, which require mortgage originators to act in the best interests of consumers and to take steps to seek to ensure that consumers will have the capability to repay loans that they obtain. Also creates incentives for lenders to offer loans that better protect the interests of consumers and provide additional protection for borrowers under high cost loans.

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

Financial Highlights

Trustmark’s net income available to common shareholders totaled $25.9 million in the third quarter of 2010, which represented basic earnings per common share of $0.40.  Trustmark’s third quarter net income produced a return on average tangible common equity of 12.38%.  During the first nine months of 2010, Trustmark’s net income available to common shareholders totaled $75.5 million, which represented basic earnings per common share of $1.18.  Trustmark’s performance during the first nine months of 2010 resulted in a return on average tangible common equity of 12.43%.  During the third quarter, Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share payable December 15, 2010, to shareholders of record on December 1, 2010.

Net income available to common shareholders for the nine months ended September 30, 2010, increased $16.3 million, or 27.6% compared to the same period in 2009.  The increase was primarily the result of a decline in the loan loss provision of $21.7 million and the elimination of preferred stock dividends and the accretion of preferred stock discount during the first nine months of 2010, which increased net income available to common shareholders by approximately $9.4 million.  These increases in net income available to common shareholders were partially offset by growth in noninterest expense of $12.6 million primarily resulting from increased real estate/foreclosure expenses of $11.8 million.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

At September 30, 2010, nonperforming assets totaled $244.0 million, an increase of $12.8 million, or 5.5%, compared to December 31, 2009, and total nonaccrual loans were $159.3 million, representing an increase of $18.2 million relative to December 31, 2009.  Total net charge-offs for the nine months ended September 30, 2010 were $47.0 million compared to total net charge-offs for the nine months ended September 30, 2009 of $51.3 million.

Selected Financial Data
($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Statements of Income
Total interest income	$101,101	$109,348	$307,369	$335,326
Total interest expense	13,534	20,471	43,898	69,409
Net interest income	87,567	88,877	263,471	265,917
Provision for loan losses	12,259	15,770	37,752	59,403
Noninterest income	43,979	44,139	127,295	127,959
Noninterest expense	84,423	79,234	245,212	232,612
Income before income taxes	34,864	38,012	107,802	101,861
Income taxes	9,004	12,502	32,326	33,291
Net Income	25,860	25,510	75,476	68,570
Preferred stock dividends/discount accretion	-	3,140	-	9,398
Net Income Available
to Common Shareholders	$25,860	$22,370	$75,476	$59,172

Common Share Data
Basic earnings per share	$0.40	$0.39	$1.18	$1.03
Diluted earnings per share	0.40	0.39	1.18	1.03
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average common equity	8.88%	8.78%	8.86%	7.91%
Return on average tangible common equity	12.38%	13.06%	12.43%	11.89%
Return on average total equity	8.88%	8.32%	8.86%	7.60%
Return on average assets	1.11%	1.07%	1.09%	0.95%
Net interest margin (fully taxable equivalent)	4.39%	4.28%	4.43%	4.22%

Credit Quality Ratios
Net charge-offs/average loans	1.18%	0.86%	0.99%	1.00%
Provision for loan losses/average loans	0.78%	0.93%	0.80%	1.16%
Nonperforming loans/total loans (incl LHFS*)	2.54%	2.09%
Nonperforming assets/total loans
(incl LHFS*) plus ORE**	3.84%	3.14%
Allowance for loan losses/total loans (excl LHFS*)	1.57%	1.61%

September 30,	2010	2009
Consolidated Balance Sheets
Total assets	$9,416,905	$9,368,498
Securities	2,137,473	1,771,228
Loans (including loans held for sale)	6,266,841	6,619,592
Deposits	7,025,336	6,870,435
Common shareholders' equity	1,158,792	1,014,900
Preferred shareholder's equity	-	206,461

Common Stock Performance
Market value - close	$21.74	$19.05
Common book value	18.14	17.67
Tangible common book value	13.31	12.24

Capital Ratios
Total equity/total assets	12.31%	13.04%
Common equity/total assets	12.31%	10.83%
Tangible common equity/tangible assets	9.34%	7.76%
Tangible common equity/risk-weighted assets	12.78%	10.15%
Tier 1 leverage ratio	10.26%	10.70%
Tier 1 common risk-based capital ratio	12.72%	10.15%
Tier 1 risk-based capital ratio	13.75%	14.11%
Total risk-based capital ratio	15.75%	16.09%

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)			Three Months Ended September 30,		Nine Months Ended September 30,
			2010	2009	2010	2009
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity			$1,155,054	$1,216,987	$1,139,231	$1,205,619
Less:	Preferred stock		-	(206,308)	-	(205,865)
Total average common equity			1,155,054	1,010,679	1,139,231	999,754
Less:	Goodwill		(291,104)	(291,104)	(291,104)	(291,104)
	Identifiable intangible assets		(17,716)	(21,430)	(18,594)	(22,424)
Total average tangible common equity			$846,234	$698,145	$829,533	$686,226

PERIOD END BALANCES
Total shareholders' equity			$1,158,792	$1,221,361
Less:	Preferred stock		-	(206,461)
Total common equity			1,158,792	1,014,900
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(17,181)	(20,819)
Total tangible common equity		(a)	$850,507	$702,977

TANGIBLE ASSETS
Total assets			$9,416,905	$9,368,498
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(17,181)	(20,819)
Total tangible assets		(b)	$9,108,620	$9,056,575

Risk-weighted assets		(c)	$6,653,479	$6,923,907

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders			$25,860	$22,370	$75,476	$59,172
Plus:	Intangible amortization net of tax		545	619	1,635	1,855
Net income adjusted for intangible amortization			$26,405	$22,989	$77,111	$61,027

Period end common shares outstanding		(d)	63,885,959	57,440,047

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1			12.38%	13.06%	12.43%	11.89%
Tangible common equity/tangible assets		(a)/(b)	9.34%	7.76%
Tangible common equity/risk-weighted assets		(a)/(c)	12.78%	10.15%
Tangible common book value		(a)/(d)*1,000	$13.31	$12.24

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity			$1,158,792	$1,221,361
Eliminate qualifying AOCI			(9,648)	(3,072)
Qualifying tier 1 capital			68,000	68,000
Disallowed goodwill			(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes			9,863	8,453
Other disallowed intangibles			(17,181)	(20,819)
Disallowed servicing intangible			(4,197)	(5,604)
Total tier 1 capital			$914,525	$977,215
Less:	Qualifying tier 1 capital		(68,000)	(68,000)
	Preferred stock		-	(206,308)
Total tier 1 common capital		(e)	$846,525	$702,907

Tier 1 common risk-based capital ratio		(e)/(c)	12.72%	10.15%

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

Net interest income-FTE for the three and nine month periods ended September 30, 2010 remained relatively flat when compared with the same periods in 2009.  Lower average earning asset balances coupled with a gradual downward repricing of the bank’s long-term fixed rate assets were mostly offset by an effort to reduce higher cost certificates of deposits along with prudent loan pricing, including the use of interest rate floors in the pricing of commercial loans.

Average interest-earning assets for the first nine months of 2010 were $8.261 billion, compared with $8.654 billion for the same  period in 2009, a decrease of $393.4 million. This decline was primarily due to a decrease in average total loans of $536.8 million, or 7.8%, during the first nine months of 2010.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending, the decision to discontinue indirect auto financing as well as continued weak demand for loans.  During the first nine months of 2010, interest and fees on loans-FTE decreased $21.8 million, or 8.0%, due to lower average loan balances while the yield on loans slightly decreased to 5.33% compared to 5.34% during the same period in 2009.  Average total securities increased $155.5 million, or 8.9%, during the first nine months of 2010 when compared to the same period in 2009.  The overall yield on securities decreased 65 basis points when compared to the same period in 2009 due to the run-off of higher yielding securities replaced with lower yielding securities.  As a result of these factors, interest income-FTE decreased $25.1 million, or 7.3%, when the first nine months of 2010 is compared with the same period in 2009.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.29% for the first nine months of 2009 to 5.14% for the same period in 2010, a decrease of 15 basis points.

Average interest-bearing liabilities for the first nine months of 2010 totaled $6.467 billion compared with $6.761 billion for the same period in 2009, a decrease of $294.7 million, or 4.4%.  During the first nine months of 2010, interest-bearing deposits increased $62.7 million, or 1.1%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $357.4 million, or 28.8%, due to available liquidity resulting from the reduction in loans coupled with stable deposit funding.  The overall yield on interest-bearing liabilities declined 46 basis points during the first nine months of 2010 when compared with the same period in 2009, primarily due to a reduction in the costs of certificates of deposits.  As a result of these factors, total interest expense for the first nine months of 2010 decreased $25.5 million, or 36.8%, when compared with the first nine months of 2009.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended September 30,
	2010			2009

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$8,418	$9	0.42%	$12,821	$16	0.50%
Securities - taxable	1,797,459	18,641	4.11%	1,569,252	19,524	4.94%
Securities - nontaxable	149,662	2,080	5.51%	144,699	2,172	5.96%
Loans (including loans held for sale)	6,230,961	83,374	5.31%	6,693,482	89,672	5.32%
Other earning assets	33,615	332	3.92%	43,894	381	3.44%
Total interest-earning assets	8,220,115	104,436	5.04%	8,464,148	111,765	5.24%
Cash and due from banks	214,736			205,361
Other assets	885,600			871,477
Allowance for loan losses	(102,528)			(102,545)
Total Assets	$9,217,923			$9,438,441

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,484,734	11,609	0.84%	$5,475,486	18,403	1.33%
Federal funds purchased and securities sold
under repurchase agreements	522,523	294	0.22%	644,012	282	0.17%
Other borrowings	321,914	1,631	2.01%	458,755	1,786	1.54%
Total interest-bearing liabilities	6,329,171	13,534	0.85%	6,578,253	20,471	1.23%
Noninterest-bearing demand deposits	1,629,122			1,529,381
Other liabilities	104,576			113,820
Shareholders' equity	1,155,054			1,216,987
Total Liabilities and
Shareholders' Equity	$9,217,923			$9,438,441

Net Interest Margin		90,902	4.39%		91,294	4.28%

Less tax equivalent adjustment		3,335			2,417

Net Interest Margin per
Consolidated Statements of Income		$87,567			$88,877

Yield/Rate Analysis Table
($ in thousands)

	Nine Months Ended September 30,
	2010			2009

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$8,771	$24	0.37%	$16,582	$54	0.44%
Securities - taxable	1,746,856	58,002	4.44%	1,613,707	61,622	5.11%
Securities - nontaxable	151,384	6,411	5.66%	129,047	6,046	6.26%
Loans (including loans held for sale)	6,314,279	251,863	5.33%	6,851,047	273,706	5.34%
Other earning assets	39,480	1,081	3.66%	43,833	1,037	3.16%
Total interest-earning assets	8,260,770	317,381	5.14%	8,654,216	342,465	5.29%
Cash and due from banks	212,898			219,709
Other assets	898,159			833,456
Allowance for loan losses	(104,501)			(102,357)
Total Assets	$9,267,326			$9,605,024

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,582,985	38,298	0.92%	$5,520,250	62,373	1.51%
Federal funds purchased and securities sold
under repurchase agreements	539,464	780	0.19%	635,799	918	0.19%
Other borrowings	344,313	4,820	1.87%	605,392	6,118	1.35%
Total interest-bearing liabilities	6,466,762	43,898	0.91%	6,761,441	69,409	1.37%
Noninterest-bearing demand deposits	1,567,172			1,518,496
Other liabilities	94,161			119,468
Shareholders' equity	1,139,231			1,205,619
Total Liabilities and
Shareholders' Equity	$9,267,326			$9,605,024

Net Interest Margin		273,483	4.43%		273,056	4.22%

Less tax equivalent adjustment		10,012			7,139

Net Interest Margin per
Consolidated Statements of Income		$263,471			$265,917

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for the first nine months of 2010 totaled $37.8 million, or 0.80% of average loans, compared to $59.4 million, or 1.16%, for the same period in 2009.  For the third quarter of 2010, the provision for loan losses totaled $12.3 million, or 0.78% of average loans.  During this quarter, Trustmark experienced a $21.1 million reduction in classified loans, including a $14.8 million decline in its Florida market, relative to the prior quarter.  This reduction in classified loans, coupled with a lower migration of new classified loans, resulted in reduced provisioning during the third quarter of 2010 as well as year-to-date.

Provision for Loan Losses
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Florida	$4,520	$(3,295)	$12,453	$36,353
Mississippi (1)	4,398	12,009	11,576	15,351
Tennessee (2)	(172)	159	4,702	1,121
Texas	3,513	6,897	9,021	6,578
Total provision for loan losses	$12,259	$15,770	$37,752	$59,403

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in commercial developments of residential real estate.  Trustmark’s Management believes that the construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.

See the section captioned “Loans and Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses, which includes the table of nonperforming assets.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 32.2% and 31.5% of total revenue, before securities gains, net for the first nine months of 2010 and 2009, respectively.  Total noninterest income before securities gains, net for the first nine months of 2010 increased $2.6 million, or 2.1%, compared to the same period in 2009.  The comparative components of noninterest income for the periods ended September 30, 2010 and 2009 are shown in the accompanying table.

Noninterest Income
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Service charges on deposit accounts	$14,493	$14,157	$336	2.4%	$41,690	$39,969	$1,721	4.3%
Insurance commissions	7,746	7,894	(148)	-1.9%	21,467	22,688	(1,221)	-5.4%
Wealth management	5,199	5,589	(390)	-7.0%	16,112	16,641	(529)	-3.2%
Bank card and other fees	6,235	5,620	615	10.9%	18,532	17,090	1,442	8.4%
Mortgage banking, net	9,861	8,871	990	11.2%	24,843	22,321	2,522	11.3%
Other, net	441	994	(553)	-55.6%	2,423	3,802	(1,379)	-36.3%
Total noninterest income before
securities gains, net	43,975	43,125	850	2.0%	125,067	122,511	2,556	2.1%
Securities gains, net	4	1,014	(1,010)	-99.6%	2,228	5,448	(3,220)	-59.1%
Total noninterest income	$43,979	$44,139	$(160)	-0.4%	$127,295	$127,959	$(664)	-0.5%

The single largest component of noninterest income continues to be service charges on deposit accounts, which increased $1.7 million, or 4.3%, during the first nine months of 2010, when compared to the same period in 2009.  Service charges on deposit accounts include general account service charges and NSF fees.  General account service charges decreased $996 thousand during the first nine months of 2010 when compared to the same period in 2009.  The decrease in general account service charges during the first nine months of 2010 is primarily attributable to increased usage of accounts that do not charge a monthly fee.  NSF fees increased $2.7 million during the first nine months of 2010 when compared to the same period in 2009.  The growth in NSF fees when comparing the first nine months of 2010 to the same period in 2009 reflected increases in both collection percentage and NSF opportunities as well as an upgrade in the decisioning tools used for determining NSFs.  In November 2009, the Federal Reserve Board adopted final rules that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents to the overdraft service for those products.  Trustmark has made a concerted effort to obtain customer consent to the overdraft protection product.  The response rate from all customer accounts that have been contacted has been approximately 72%, of which approximately 79% have consented to overdraft protection.  Trustmark estimates that this change, which became effective on July 1, 2010 for new accounts and became effective August 15, 2010 for existing accounts, may reduce noninterest income by approximately $1.0 million to $2.0 million for the year ending December 31, 2010.

Insurance commissions were $21.5 million during the first nine months of 2010 compared with $22.7 million for the same period in 2009.  The decline in insurance commissions experienced during the first nine months of 2010 were primarily due to lower commission volume on commercial property and casualty policies and lower construction bonding activity.  Insurance commission revenues continue to face pressure from falling premium prices for similar insurable risks.  Furthermore, a recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, as well as forced companies to downsize or close.

Wealth management income totaled $16.1 million for the first nine months of 2010 compared with $16.6 million for the same period in 2009.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income during the first nine months of 2010 is largely attributed to historically low short-term interest rates that have negatively impacted money management fee income from money market funds and sweep arrangements when compared to the same period in 2009.  In addition, during the first nine months of 2010, revenues from brokerage services have increased primarily due to improved market conditions when compared to the same period in 2009.  At September 30, 2010 and 2009, Trustmark held assets under management and administration of $7.3 billion and $7.1 billion and brokerage assets of $1.2 billion at both period ends.

Bank card and other fees totaled $18.5 million for the first nine months of 2010 compared with $17.1 million for the same period in 2009. Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase of $1.4 million during the first nine months of 2010 was primarily the result of growth in fees earned on bank card products due to increased consumer usage.

Net revenues from mortgage banking were $24.8 million for the first nine months of 2010 compared with $22.3 million for the same period in 2009, an increase of $2.5 million, or 11.3%.  Net mortgage banking income during the third quarter of 2010 totaled $9.9 million, an increase of approximately $990 thousand when compared to the third quarter of 2009. During the third quarter of 2010, mortgage production exceeded $450 million, a 52.5% increase relative to the prior quarter.  Performance in mortgage banking continued to reflect stable mortgage servicing income, solid secondary marketing gains and successful hedging initiatives.

As shown in the accompanying table, net mortgage servicing income decreased to $10.4 million for the first nine months of 2010 compared to $12.1 million for the same period in 2009.  This decrease is primarily due to the sale of approximately $920.9 million in mortgages serviced for others during the fourth quarter of 2009. As a result, loans serviced for others totaled $4.3 billion at September 30, 2010 compared with $5.1 billion at September 30, 2009.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Mortgage servicing income, net	$3,406	$4,092	$(686)	-16.8%	$10,350	$12,122	$(1,772)	-14.6%
Change in fair value-MSR from runoff	(2,255)	(1,608)	(647)	-40.2%	(4,799)	(7,348)	2,549	34.7%
Gain on sales of loans, net	3,911	4,081	(170)	-4.2%	9,563	17,017	(7,454)	-43.8%
Other, net	1,919	179	1,740	n/m	2,110	961	1,149	n/m
Mortgage banking income before hedge ineffectiveness	6,981	6,744	237	3.5%	17,224	22,752	(5,528)	-24.3%
Change in fair value-MSR from market changes	(3,115)	(9,344)	6,229	66.7%	(14,813)	3,897	(18,710)	n/m
Change in fair value of derivatives	5,995	11,471	(5,476)	-47.7%	22,432	(4,328)	26,760	n/m
Net positive (negative) hedge ineffectiveness	2,880	2,127	753	35.4%	7,619	(431)	8,050	n/m
Mortgage banking, net	$9,861	$8,871	$990	11.2%	$24,843	$22,321	$2,522	11.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $7.6 million and a net negative ineffectiveness of $431 thousand for the nine months ended September 30, 2010 and 2009, respectively.  The accompanying table shows that the MSR value decreased $14.8 million for the nine months ended September 30, 2010 primarily due to a decline in mortgage rates.  More than offsetting the MSR change is a $22.4 million increase in the value of derivative instruments primarily due to a decline in the 10-year Treasury note yield.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $9.6 million during the first nine months of 2010 compared to $17.0 million for the same period in 2009.  When compared with the first nine months of 2009, the decline in the gain on sales of loans during the first nine months of 2010 resulted from a decrease in loan sales from secondary marketing activities of approximately $524.7 million offset by higher margins due to the current market environment.

Other income, net for the first nine months of 2010 was $2.4 million compared to $3.8 million for the same period in 2009.  The decrease of $1.4 million, or 36.3%, during the first nine months of 2010 primarily resulted from a significant reduction in gains on sales of student loans and increased partnership amortization for tax credit purposes.

During the first nine months of 2010, in order to manage the duration of the securities portfolio and capitalize upon advantageous market conditions, Trustmark sold approximately $65.1 million of primarily mortgage-related securities compared to $188.5 million of security sales for the same period in 2009.  This resulted in $2.2 million of securities gains, net for the first nine months of 2010 compared to $5.4 million for the same period in 2009.

Noninterest Expense

Trustmark’s noninterest expense for the first nine months of 2010 increased $12.6 million, or 5.4%, compared to the same period in 2009.  The increase during the first nine months of 2010 was primarily attributable to higher other real estate foreclosure expenses.  Excluding other real estate foreclosure expenses, core noninterest expense remained well-controlled, increasing approximately 0.34% from the prior year.

Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Salaries and employee benefits	$44,034	$42,629	$1,405	3.3%	$130,170	$127,043	$3,127	2.5%
Services and fees	10,709	10,124	585	5.8%	31,487	30,373	1,114	3.7%
Net occupancy-premises	4,961	4,862	99	2.0%	14,912	14,988	(76)	-0.5%
Equipment expense	4,356	4,104	252	6.1%	12,906	12,378	528	4.3%
Other expense:
FDIC assessment expense	3,037	2,913	124	4.3%	9,219	12,943	(3,724)	-28.8%
ORE/Foreclosure expense:
Writedowns	7,323	4,466	2,857	64.0%	15,264	6,232	9,032	n/m
Carrying costs	1,405	1,405	-	0.0%	5,803	3,002	2,801	93.3%
Other expense	8,598	8,731	(133)	-1.5%	25,451	25,653	(202)	-0.8%
Total other expense	20,363	17,515	2,848	16.3%	55,737	47,830	7,907	16.5%
Total noninterest expense	$84,423	$79,234	$5,189	6.5%	$245,212	$232,612	$12,600	5.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and employee benefits, the largest category of noninterest expense, were $130.2 million for the first nine months of 2010 compared to $127.0 million for the same period in 2009.  During the first nine months of 2010, salaries expense remained relatively flat when compared with the same period in 2009.  Employee benefits expense for the first nine months of 2010 increased by approximately $3.0 million when compared to the same period in 2009 and is primarily attributed to a curtailment gain of $1.9 million in the first nine months of 2009 as a result of the freeze in benefits of the Capital Accumulation Plan.

Services and fees for the first nine months of 2010 increased $1.1 million, or 3.7%, when compared with the same period in 2009.  The growth in services and fees expense is primarily the result of the investment in a new core retail banking software system and was partially offset by decreased check clearing costs.

During the first nine months of 2010, other expense increased $7.9 million, or 16.5% compared to the same period in 2009.  The growth in other expense during the first nine months of 2010 can be attributed to increased other real estate foreclosure expenses, primarily as a result of writedowns of $15.3 million during 2010 compared with $6.2 million in 2009.  Management anticipates that growth in other real estate foreclosure expenses will be slowed as Trustmark has substantially completed its 2010 reappraisal of the Florida other real estate portfolio.  Year-to-date, Florida other real estate balances have declined 31.1% to total $31.7 million at September 30, 2010.

In addition, FDIC insurance expense for the first nine months of 2010 decreased $3.7 million when compared to the same period in 2009 due to a special assessment applied to all insured institutions as of June 30, 2009.  On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of September 30, 2010, Trustmark’s remaining prepaid assessment amount was approximately $29.5 million.  As mentioned earlier, the Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. In addition, the Dodd-Frank Act increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.   The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.  At this time, the FDIC has not clearly indicated at what point in the future these provisions will be implemented or how much the assessment rate will be impacted.

Also, during the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  These repurchase demands result from the investor's post-foreclosure loan review process that revealed a difference of opinion related to appraised value of the underlying collateral or underwriting eligibility issues that caused the loan to potentially not meet contractual representations and warranties.  When appropriate, investor repurchase requests are vigorously contested and appealed by Trustmark.  During the first nine months of 2010, expenses related to investor repurchase demands and foreclosures, which are contained in other expense, totaled $1.8 million compared to $396 thousand for the same period in 2009.  Trustmark operates a conservative, full service mortgage banking business and is confident in its mortgage foreclosure processes.  Trustmark has not engaged in "robo-signing" and has not participated in private label securitizations, both of which have been a cause of concern in the mortgage industry.  Trustmark works diligently to keep borrowers in their homes, resorting to foreclosure only as a last option.

Segment Information

Results of Segment Operations

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides Trustmark’s customers with reliable guidance and sound, practical advice for accumulating, preserving and transferring wealth.  Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  For financial information by reportable segment, please see Note 16 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the nine months ended September 30, 2010 and 2009.

General Banking

Net interest income for the nine months ended September 30, 2010 decreased $2.5 million, or 1.0%, when compared to the same period in 2009 due to lower average earning asset balances coupled with a gradual downward repricing of long-term fixed rate assets which were mostly offset by an effort to reduce higher cost certificates of deposits along with prudent loan pricing, including the use of interest rate floors in the pricing of commercial loans.  The provision for loan losses for the nine months ended September 30, 2010 totaled $37.8 million compared to $59.4 million for the same period in 2009, a decrease of $21.6 million, or 36.4%.  For more information on this change, please see the analysis of the Provision for Loan Losses located elsewhere in this document.

Noninterest income for the nine months ended September 30, 2010 increased $1.2 million, or 1.4%, when compared to the same period in 2009.  The increase during the nine months ended September 30, 2010 was primarily due to increases in NSF fees, bank card and other fees and mortgage banking of $2.7 million, $1.4 million and $2.5 million, respectively, offset primarily by decreases in general account service charges, other income and security gains of $953 thousand, $1.2 million and $3.2 million, respectively.

Noninterest expense for the nine months ended September 30, 2010 increased $13.7 million, or 6.8%, when compared to the same period in 2009.  The increase during the first nine months of 2010 was primarily due to an $11.8 million increase in other real estate foreclosure expenses resulting from write-downs to fair value and carrying costs of $9.0 million and $2.8 million, respectively.  Management anticipates that growth in other real estate foreclosure expenses will be slowed as Trustmark has substantially completed its 2010 reappraisal of the Florida other real estate portfolio. In addition, salaries and benefits, data processing expenses and loan expenses increased $3.9 million, $2.2 million and $1.3 million, respectively, while FDIC insurance expense, communications expense and operational losses decreased $3.7 million, $775 thousand and $972 thousand, respectively.

Insurance

As previously mentioned, prior to July 30, 2010, Trustmark’s Insurance Division included two wholly-owned subsidiaries of TNB: Bottrell and Fisher-Brown.  Through Bottrell and Fisher-Brown, Trustmark provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell, which created a newly formed agency named Fisher Brown Bottrell Insurance, Inc. (FBB), a Mississippi corporation and subsidiary of Trustmark National Bank.  FBB will maintain the trade names of Bottrell and Fisher-Brown and will offer services through divisions under these respective names.  Financial results of FBB will be reported in the same manner as the combined results of the prior subsidiaries.

During the nine months ended September 30, 2010, net income for the Insurance Division decreased $283 thousand, or 7.8%, when compared with the same period in 2009, primarily from a reduction in insurance commissions, which is contained in noninterest income.  For more information on this change, please see the analysis of Insurance commissions included in Noninterest Income located elsewhere in this document.

At September 30, 2010, Trustmark performed an impairment analysis on the reporting unit in the Insurance Division and concluded that no impairment charge was required.  This analysis indicated the Insurance Division’s fair value had increased to 104.6% of book value at September 30, 2010 from 102.1% at June 30, 2010.  A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.

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

During the nine months ended September 30, 2010, net income for the Wealth Management Division decreased $87 thousand, or 2.6%, when compared with the same period in 2009, primarily from a reduction in fees earned from trust services, which is contained in noninterest income.  For more information on this change, please see the analysis of Wealth Management income included in Noninterest Income located elsewhere in this document.

Income Taxes

For the nine months ended September 30, 2010, Trustmark’s combined effective tax rate was 30.0% compared to 32.7% for the same period in 2009.  The decrease in Trustmark's effective tax rate is mainly due to an increase in investments providing federal and state income tax credits as well as a true-up of 2009 federal and state income taxes.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Earning assets totaled $8.451 billion, or 89.7% of total assets, at September 30, 2010, compared with $8.520 billion, or 89.4% of total assets, at December 31, 2009, a decrease of $68.6 million, or 0.8%.

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

When compared with December 31, 2009, total investment securities increased by $220.1 million during the first nine months of 2010.  This increase resulted primarily from purchases of Agency-guaranteed securities, partially offset by maturities and paydowns.  While it is the intention of Trustmark to hold its investment securities indefinitely, Trustmark may, from time to time, sell securities to accommodate changes to the balance sheet, manage interest rate risk and to meet liquidity needs, among other factors.  During the first nine months of 2010, Trustmark sold approximately $65.1 million in securities, generating a gain of approximately $2.2 million.  This was a strategy undertaken primarily to shorten the duration of the securities portfolio and to capitalize upon advantageous market conditions.

Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of investment securities at relatively low levels.  The weighted-average life during the first nine months of 2010 has shortened when compared to December 31, 2009, primarily due to faster prepayment expectations for mortgage-related securities.  As a result, the weighted-average life of the portfolio decreased to 3.26 years at September 30, 2010, compared to 3.58 years at December 31, 2009.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  At September 30, 2010, AFS securities totaled $1.969 billion, which represented 92.1% of the securities portfolio, compared to $1.684 billion, or 87.8%, at December 31, 2009.  At September 30, 2010, unrealized gains, net on AFS securities totaled $67.4 million compared with unrealized gains, net of $51.9 million at December 31, 2009.  At September 30, 2010, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, U.S. Government agency obligations and corporate securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2010, HTM securities totaled $168.8 million and represented 7.9% of the total portfolio, compared with $233.0 million, or 12.2%, at December 31, 2009.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 91% of the portfolio in U.S. Government agency-backed obligations and other AAA rated securities.  None of the securities owned by Trustmark are collateralized by assets that are considered sub-prime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas and the Federal Reserve Bank, Trustmark does not hold any equity investment in government sponsored entities.

As of September 30, 2010, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies that are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at September 30, 2010.

Securities Portfolio by Credit Rating (1)
($ in thousands)
	September 30, 2010
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,752,482	92.2%	$1,813,827	92.1%
Aa1 to Aa3	71,265	3.7%	73,943	3.8%
A1 to A3	15,817	0.8%	16,435	0.8%
Baa1 to Baa3	6,394	0.3%	6,414	0.3%
Not Rated (2)	55,249	3.0%	58,005	3.0%
Total securities available for sale	$1,901,207	100.0%	$1,968,624	100.0%

Securities Held to Maturity
AAA	$109,738	65.0%	$112,525	64.0%
Aa1 to Aa3	28,300	16.8%	31,248	17.8%
A1 to A3	5,402	3.2%	5,570	3.2%
Baa1 to Baa3	535	0.3%	556	0.3%
Not Rated (2)	24,874	14.7%	25,845	14.7%
Total securities held to maturity	$168,849	100.0%	$175,744	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2010, approximately 92% of the available for sale securities are rated AAA investment grade and the same is true with respect to 65% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At September 30, 2010, loans held for sale totaled $268.1 million, consisting of $172.7 million of residential real estate mortgage loans in the process of being sold to third parties and $95.4 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2009, loans held for sale totaled $226.2 million, consisting of $145.2 million of residential real estate mortgage loans in the process of being sold to third parties and $81.0 million of Government National Mortgage Association (GNMA) optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At September 30, 2010, Trustmark has not exercised its buy-back option on any delinquent loans serviced for GNMA.

Loans and Allowance for Loan Losses

Loans at September 30, 2010 totaled $5.999 billion compared to $6.320 billion at December 31, 2009, a decrease of $321.1 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and discontinue indirect consumer auto loan financing.  In addition, current economic conditions has also reduced demand for credit.  The decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Texas and Florida markets of approximately $154.4 million since December 31, 2009.  The consumer loan portfolio decrease of $161.4 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at September 30, 2010 totaled $239.3 million compared to $386.0 million at December 31, 2009.

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

The table below shows the carrying value of the loan portfolio for the periods presented ($ in thousands):

	September 30,	December 31,
	2010	2009
Real estate loans:
Construction, land development and other land loans	$615,554	$830,069
Secured by 1- 4 family residential properties	1,672,199	1,650,743
Secured by nonfarm, nonresidential properties	1,531,953	1,467,307
Other real estate secured	203,931	197,421
Commercial and industrial loans	1,016,292	1,059,164
Consumer loans	444,927	606,315
Other loans	513,848	508,778
Loans	5,998,704	6,319,797
Less allowance for loan losses	94,458	103,662
Net loans	$5,904,246	$6,216,135

The loan composition by region at September 30, 2010 is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	September 30, 2010
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$615,554	$145,907	$258,054	$44,090	$167,503
Secured by 1-4 family residential properties	1,672,199	73,738	1,397,624	161,451	39,386
Secured by nonfarm, nonresidential properties	1,531,953	184,992	821,502	208,986	316,473
Other real estate secured	203,931	12,223	159,059	9,102	23,547
Commercial and industrial loans	1,016,292	17,512	733,089	78,949	186,742
Consumer loans	444,927	1,636	410,578	25,175	7,538
Other loans	513,848	28,194	432,396	17,805	35,453
Loans	$5,998,704	$464,202	$4,212,302	$545,558	$776,642

Construction, Land Development and Other Land Loans by Region
Lots	$85,993	$48,700	$24,075	$2,638	$10,580
Development	169,767	24,060	61,000	7,978	76,729
Unimproved land	227,186	61,676	104,034	25,646	35,830
1-4 family construction	99,193	7,864	63,322	4,726	23,281
Other construction	33,415	3,607	5,623	3,102	21,083
Construction, land development and other land loans	$615,554	$145,907	$258,054	$44,090	$167,503

Loans Secured by Nonfarm, Nonresidential Properties by Region
Income producing:
Retail	$174,038	$40,237	$73,008	$26,760	$34,033
Office	170,355	59,339	80,703	15,100	15,213
Nursing homes/assisted living	123,731	-	113,713	4,643	5,375
Hotel/motel	66,109	11,362	30,128	10,876	13,743
Industrial	32,704	9,830	4,879	1,176	16,819
Health care	13,294	-	12,156	62	1,076
Convenience stores	11,288	262	5,783	2,519	2,724
Other	172,711	13,153	74,436	11,071	74,051
Total income producing loans	764,230	134,183	394,806	72,207	163,034

Owner-occupied:
Office	126,041	17,824	64,925	18,765	24,527
Churches	120,535	2,291	55,495	58,983	3,766
Industrial warehouses	96,010	2,468	58,158	409	34,975
Health care	80,918	11,138	54,803	7,210	7,767
Convenience stores	65,514	1,287	38,876	2,884	22,467
Retail	33,843	5,837	17,764	1,569	8,673
Restaurants	32,779	828	24,017	6,627	1,307
Auto dealerships	21,308	615	15,883	1,559	3,251
Other	190,775	8,521	96,775	38,773	46,706
Total owner-occupied loans	767,723	50,809	426,696	136,779	153,439

Loans secured by nonfarm, nonresidential properties	$1,531,953	$184,992	$821,502	$208,986	$316,473

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes, are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At September 30, 2010, Trustmark held “alt A” mortgages with an aggregate principal balance of approximately $5.0 million (0.12% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

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

At September 30, 2010, the allowance for loan losses was $94.5 million, a decrease of $9.2 million when compared with December 31, 2009, primarily resulting from $2.7 million in provisioning being required for $26.9 million in charge-offs related to loan impairment. Reserves in the amount of $24.2 million were already established for these loans at the time of charge-offs.  Several larger commercial credit upgrades and declines in the loan portfolio also contributed to the decrease in the allowance for loan losses.  Total allowance coverage of nonperforming loans, excluding impaired loans charged down to net realizable value, at September 30, 2010, was 140.9%, compared to 150.1% at December 31, 2009.  Allocation of Trustmark’s $94.5 million allowance for loan losses represents 1.97% of commercial loans and 0.81% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.57% at September 30, 2010.  This compares with an allowance to total loans of 1.64% at December 31, 2009, which was allocated to commercial loans at 2.10% and to consumer and mortgage loans at 0.80%.

Nonperforming assets totaled $244.0 million at September 30, 2010, an increase of $12.8 million relative to December 31, 2009.  Collectively, total nonperforming assets to total loans and other real estate at September 30, 2010 was 3.84% compared to 3.48% at December 31, 2009.  The increase in each of these metrics is principally attributable to residential real estate conditions.  To put into proper perspective, the Florida market represented approximately 7.7% of Trustmark’s total loans but 39.9% of nonperforming assets, 33.0% of total provisioning and 50.7% of net charge-offs at September 30, 2010.

Nonperforming Assets
($ in thousands)	September 30,	December 31,
	2010	2009
Nonaccrual loans
Florida	$65,759	$74,159
Mississippi (1)	48,962	31,050
Tennessee (2)	9,207	12,749
Texas	35,388	23,204
Total nonaccrual loans	159,316	141,162
Other real estate
Florida	31,665	45,927
Mississippi (1)	24,548	22,373
Tennessee (2)	16,456	10,105
Texas	12,053	11,690
Total other real estate	84,722	90,095
Total nonperforming assets	$244,038	$231,257

Nonperforming assets/total loans (including loans held for sale) and ORE	3.84%	3.48%

Loans Past Due 90 days or more
Loans held for investments	$5,795	$8,901

Serviced GNMA loans eligible for repurchase (no obligation to repurchase)	$50,246	$46,661

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

As reported in the table above, Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  At September 30, 2010, Trustmark has not exercised their buy-back option on any delinquent loans serviced for GNMA.

Total nonaccrual loans increased $18.2 million during the first nine months of 2010 to $159.3 million, or 2.54% of total loans, due primarily to residential real estate development and commercial real estate credits in Trustmark’s Mississippi and Texas markets, which were impaired and written-down to fair value of the underlying collateral less estimated cost of disposition.  Other real estate decreased $5.4 million at September 30, 2010 compared to December 31, 2009, as continued progress was made in the disposition of foreclosed properties in Trustmark’s Florida market. Trustmark has substantially completed its 2010 reappraisal of its Florida other real estate portfolio.  Year-to-date, Florida other real estate balances have declined 31.1% to total $31.7 million at September 30, 2010, which represents approximately 37.4% of Trustmark’s other real estate.  Collectively, other real estate balances in Trustmark’s Florida market have been written down by approximately 50% from the point at which the loans failed to perform in accordance with contractual terms.  Other real estate in Trustmark’s Mississippi, Tennessee and Texas markets, which represent approximately 62.6% of the total, did not experience a significant increase in real estate prices during the current economic cycle as did Florida.  Trustmark continues to devote significant resources to managing risks related to other real estate.

Writedowns of Other Real Estate by Region
($ in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Florida	$5,036	$3,765	$10,846	$4,950
Mississippi (1)	2,220	412	3,578	437
Tennessee (2)	65	288	741	845
Texas	2	-	99	-
Total writedowns of other real estate	$7,323	$4,465	$15,264	$6,232

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

The following table illustrates nonaccrual loans by type of loan for the periods presented:

Nonaccrual Loans by Loan Type
($ in thousands)
	September 30,	December 31,
	2010	2009
Construction, land development and other land loans	$65,595	$81,805
Secured by 1-4 family residential properties	30,322	31,464
Secured by nonfarm, nonresidential properties	36,224	18,056
Other loans secured by real estate	6,335	2,097
Commercial and industrial	17,525	6,630
Consumer loans	1,603	973
Other loans	1,712	137
Total nonaccrual loans	$159,316	$141,162

The following table illustrates other real estate by type of property for the periods presented:

Other Real Estate by Property Type	September 30,	December 31,
($ in thousands)	2010	2009

Construction, land development and other land loans	$62,723	$60,276
1-4 family residential properties	12,854	11,001
Nonfarm, nonresidential properties	7,457	7,285
Other real estate loans	1,688	11,533
Total other real estate	$84,722	$90,095

Trustmark continued to make significant progress in the resolution of its construction, land development and other land loan portfolio in Florida.  During the last 12 months, this portfolio has been reduced by 31.2% to $145.9 million.  At September 30, 2010, Florida non-impaired construction and land development loans totaled $116.1 million with an associated reserve for loan losses of $13.0 million, or 11.2%.  Managing credit risks resulting from the current economic and real estate market conditions continue to be a primary focus for Trustmark.

As seen in the table below, at September 30, 2010, approximately $56.2 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $29.8 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

Florida Credit Quality
($ in thousands)

	September 30, 2010
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$48,700	$19,616	$93	$9,271	$4,830	$5,422
Development	24,060	13,862	-	3,573	328	9,961
Unimproved land	61,676	38,876	21,771	5,447	1,417	10,241
1-4 family construction	7,864	5,660	-	1,474	-	4,186
Other construction	3,607	-	-	-	-	-
Construction, land development and other land loans	145,907	78,014	21,864	19,765	6,575	29,810
Commercial, commercial real estate and consumer	318,295	76,766	15,623	31,769	10,173	19,201

Total Florida loans	$464,202	$154,780	$37,487	$51,534	$16,748	$49,011

Florida Credit Quality (continued)	Total Loans Less Impaired Loans	Loan Loss Reserves	Loan Loss Reserve % of Nonimpaired Loans
Construction, land development and other land loans:
Lots	$43,278	$4,654	10.75%
Development	14,099	1,546	10.97%
Unimproved land	51,435	6,158	11.97%
1-4 family construction	3,678	435	11.83%
Other construction	3,607	185	5.13%
Construction, land development and other land loans	116,097	12,978	11.18%
Commercial, commercial real estate and consumer	299,094	6,787	2.27%

Total Florida loans	$415,191	$19,765	4.76%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
(4)
All nonaccrual loans over $500 thousand are individually assessed for impairment.  Impaired loans have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values, normally from recently received and reviewed appraisals.  Appraised values are adjusted down for costs associated with asset disposal.  When a loan is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.

Net charge-offs for the first nine months of 2010 totaled $47.0 million, or 0.99% of average loans, compared to $51.3 million, or 1.00% for the same period in 2009.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs for Florida, Mississippi and Tennessee shown in the table below exceed their provision for the first nine months of 2010 because a large portion of the current quarter charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Florida	$8,951	$131	$23,820	$28,231
Mississippi (1)	3,879	9,629	14,541	16,351
Tennessee (2)	3,475	872	4,932	2,554
Texas	2,152	3,873	3,663	4,173
Total net charge-offs	$18,457	$14,505	$46,956	$51,309

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

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $6.7 million at September 30, 2010, an increase of $281 thousand when compared with December 31, 2009.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.025 billion at September 30, 2010, compared with $7.188 billion at December 31, 2009, a decrease of $163.1 million, or 2.3%.  This decline in deposits is comprised of a decrease in interest-bearing deposits of $187.3 million, which was partially offset by an increase in noninterest-bearing deposits of $24.1 million. The decrease in interest-bearing deposits resulted primarily from a decline in certificates of deposits partially offset by increases in high yield money market accounts and anticipated seasonal growth in balances held by public entities.  The increase in noninterest-bearing deposits can be primarily attributed to normal fluctuations in business Demand Deposit Accounts (DDA) balances.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, and the treasury tax and loan note option account.  Short-term borrowings totaled $951.5 million at September 30, 2010, an increase of $44.5 million, when compared with $907.0 million at December 31, 2009, as Trustmark utilized wholesale funding products to provide liquidity in response to a decrease in deposits over the same period.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both September 30, 2010 and 2009, Trustmark had commitments to extend credit of $1.6 billion.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At September 30, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $186.0 million and $179.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2009. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year-end.

Capital Resources

At September 30, 2010, total shareholders’ equity for Trustmark was $1.159 billion, an increase of $48.7 million from its level at December 31, 2009.  During the first nine months of 2010, shareholders’ equity increased primarily as a result of net income of $75.5 million and an increase in accumulated other comprehensive income of $11.3 million.  These increases were offset by common stock dividends of $44.5 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

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

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of September 30, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2010, which Management believes have affected TNB’s present classification.

For regulatory capital purposes, the trust preferred securities qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  These capital instruments continue to provide Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.

Regulatory Capital Table					Minimum Regulatory
($ in thousands)	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,047,631	15.75%	$532,278	8.00%	n/a	n/a
Trustmark National Bank	1,002,211	15.26%	525,425	8.00%	$656,781	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$914,525	13.75%	$266,139	4.00%	n/a	n/a
Trustmark National Bank	871,942	13.28%	262,713	4.00%	$394,069	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$914,525	10.26%	$267,459	3.00%	n/a	n/a
Trustmark National Bank	871,942	9.93%	263,470	3.00%	$439,116	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2010 and 2009 were $0.69.  Trustmark’s indicated dividend for 2010 is $0.92 per common share, which is the same as dividends per common share in 2009.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during the first nine months of 2010 and currently has no authorization from the Board of Directors to repurchase its common stock.  Since 1998, capital management plans adopted by Trustmark repurchased approximately 22.7 million shares for $518.1 million.  At the present time, Management does not expect to seek authorization from the Board of Directors to purchase additional shares.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.150 billion for the first nine months of 2010 and represented approximately 77.2% of average liabilities and shareholders’ equity when compared to average deposits of $7.039 billion, which represented 73.3% of average liabilities and shareholders’ equity for the first nine months of 2009.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2010, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $127.4 million compared to $107.7 million at December 31, 2009.  At September 30, 2010 and December 31, 2009, Trustmark had no outstanding brokered certificates of deposit.

At September 30, 2010, Trustmark had $328.0 million of upstream Federal funds purchased, compared to $454.0 million at December 31, 2009.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $175.0 million in advances at September 30, 2010, compared with $200.0 million in advances at December 31, 2009.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.985 billion at September 30, 2010.

Additionally, during the first nine months of 2010, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2010, Trustmark had approximately $205.0 million available in repurchase agreement capacity compared to $245.5 million at December 31, 2009.

Another borrowing source is the Federal Reserve Discount Window (Discount Window).  At September 30, 2010, Trustmark had approximately $877.5 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $821.6 million at December 31, 2009.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At September 30, 2010, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At September 30, 2010, Trustmark had $39.4 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  Trustmark repurchased the 215,000 shares of Senior Preferred Stock from the Treasury in December 2009.  Also, in December 2009, Trustmark issued common stock and received net proceeds of $109.3 million to use in the repurchase of the Senior Preferred Stock.  At September 30, 2010, Trustmark has no shares of preferred stock issued.  For further information regarding Trustmark’s repurchase of Senior Preferred Stock and the issuance of common stock, please refer to the section Capital Resources found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges for certain of these transactions that qualify as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $434.4 million at September 30, 2010, with a valuation adjustment of positive $61 thousand, compared to $267.0 million, with a valuation adjustment of positive $2.1 million as of December 31, 2009.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  MSR fair values represent the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $2.9 million and $2.1 million for the quarters ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the impact was a net positive ineffectiveness of $7.6 million and a net negative ineffectiveness of $431 thousand, respectively.

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

Based on the results of the simulation models using static balances at September 30, 2010, it is estimated that net interest income may decrease 1.4% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same period. At September 30, 2009, the results of the simulation models using static balances indicated that net interest income would decrease 1.5% in the same one-year, shocked, up 200 basis point shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at September 30, 2010, it is estimated net interest income may decrease by 4.1% compared to a 2.2% decrease at September 30, 2009.  At September 30, 2010 and 2009, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at September 30, 2010 and 2009:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	9/30/2010	9/30/2009
Change in Interest Rates
+200 basis points	-1.4%	-1.5%
+100 basis points	-0.9%	-1.3%
-100 basis points	-4.1%	-2.2%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements, which is referred to as net portfolio value. As of September 30, 2010, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 5.0%, while an instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 7.1%.  In comparison, the models indicated a net portfolio value increase of 1.9% as of September 30, 2009, had interest rates moved up instantaneously 200 basis points, and a decrease of 4.8%, had an instantaneous 100 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at September 30, 2010 and 2009:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	9/30/2010	9/30/2009
Change in Interest Rates
+200 basis points	5.0%	1.9%
+100 basis points	4.1%	2.1%
-100 basis points	-7.1%	-4.8%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, which will require Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the Allowance for Loan Losses (Allowance).  This ASU will also require Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. Disclosures related to period-end information will be effective in all interim and annual reporting periods ending on or after December 15, 2010.  Disclosures of activity that occurs during a reporting period are required in interim or annual periods beginning on or after December 15, 2010.  As this ASU amends only the disclosure requirements for loans and the Allowance, the adoption will have no impact on Trustmark’s balance sheets or results of operations.

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

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Trustmark beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for Trustmark on January 1, 2010 and are reported in Note 14 – Fair Value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the third quarter of 2010.

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

TRUSTMARK CORPORATION

BY:	/s/ Richard G. Hickson	BY:	/s/ Louis E. Greer
	Richard G. Hickson		Louis E. Greer
	Chairman of the Board, President		Treasurer and
	& Chief Executive Officer		Principal Financial Officer

DATE:	November 5, 2010	DATE:	November 5, 2010

60