Form 10-K
period 2010-12-31
TRUSTMARK CORP
filed 2011-02-25
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐          No ☒

Based on the closing sales price at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.119 billion.

As of January 31, 2011, there were issued and outstanding 63,928,091 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Trustmark’s 2011 Annual Meeting of Shareholders to be held May 10, 2011 are incorporated by reference to Part III of the Form 10-K report.

TRUSTMARK CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2010, TNB had total assets of $9.4 billion, which represents over 98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,490 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At December 31, 2010, TNB’s mortgage loan portfolio totaled approximately $1.1 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.3 billion.

Insurance – TNB provides a competitive array of insurance solutions for business and individual risk management needs. Business insurance offerings include services and specialized products for medical professionals, construction, manufacturing, hospitality, real estate and group life and health plans.  Individual customers are also provided life and health insurance, and personal line policies.  Prior to July 30, 2010, TNB provided these services through The Bottrell Insurance Agency, Inc. (Bottrell), which is based in Jackson, Mississippi, and Fisher-Brown, Incorporated (Fisher-Brown), headquartered in Pensacola, Florida.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell, which was renamed Fisher Brown Bottrell Insurance, Inc. (FBBI), a Mississippi corporation and subsidiary of TNB.  FBBI will maintain the trade names of Bottrell and Fisher Brown and will offer services through divisions under these respective names.  Financial results of FBBI will be reported as the combined results of the prior subsidiaries.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by TRMK Risk Management, Inc. (TRMI).  TRMI engaged in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  On December 30, 2010, TRMI was merged into FBBI, another wholly-owned subsidiary of TNB.  All previous products and services provided to wealth management customers will be provided by FBBI beginning in 2011.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At December 31, 2010, Trustmark held assets under management and administration of $7.5 billion and brokerage assets of $1.2 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At December 31, 2010, Somerville had total assets of $195 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s 2006 acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.  On October 7, 2010, upon receipt of approval from the Federal Reserve Bank of Atlanta, the trust preferred securities of the Republic Trust were redeemed at par plus accrued interest and the related junior subordinated debt securities were repaid.  This redemption reduced Trustmark’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for December 31, 2010, by 0.09%, 0.12% and 0.12%, respectively.

Strategy

Trustmark seeks to be a premier diversified financial services company in its markets, providing a broad range of banking, wealth management and insurance solutions to its customers.  Trustmark’s products and services are designed to strengthen and expand customer relationships and enhance the organization’s competitive advantages in its markets, as well as to provide cross-selling opportunities that will enable Trustmark to continue to diversify its revenue and earnings streams.  Much of the growth in Trustmark’s total revenues has been derived from organic growth of existing lines of business. In addition, Trustmark continues to seek opportunities to expand in higher growth markets as evidenced by the acquisition of Houston-based Republic Bancshares of Texas, Inc., which expanded Trustmark’s penetration of the Houston banking market.

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenues over the past five years.

Summary Information
($ in thousands)

December 31,	2010	2009	2008	2007	2006
Securities	$2,318,096	$1,917,380	$1,802,470	$717,441	$1,050,515
Total securities growth (decline)	$400,716	$114,910	$1,085,029	$(333,074)	$(245,269)
Total securities growth (decline)	20.90%	6.38%	151.24%	-31.71%	-18.93%

Loans	$6,060,242	$6,319,797	$6,722,403	$7,040,792	$6,563,153
Total loans (decline) growth	$(259,555)	$(402,606)	$(318,389)	$477,639	$649,810
Total loans (decline) growth	-4.11%	-5.99%	-4.52%	7.28%	10.99%

Assets	$9,553,902	$9,526,018	$9,790,909	$8,966,802	$8,840,970
Total assets growth (decline)	$27,884	$(264,891)	$824,107	$125,832	$451,220
Total assets growth (decline)	0.29%	-2.71%	9.19%	1.42%	5.38%

Deposits	$7,044,567	$7,188,465	$6,823,870	$6,869,272	$6,976,164
Total deposits (decline) growth	$(143,898)	$364,595	$(45,402)	$(106,892)	$693,350
Total deposits (decline) growth	-2.00%	5.34%	-0.66%	-1.53%	11.04%

Equity	$1,149,484	$1,110,060	$1,178,466	$919,636	$891,335
Total equity growth (decline)	$39,424	$(68,406)	$258,830	$28,301	$149,872
Total equity growth (decline)	3.55%	-5.80%	28.14%	3.18%	20.21%

Years Ended December 31,
Revenue *	$517,950	$522,451	$496,418	$463,230	$435,699
Total revenue (decline) growth	$(4,501)	$26,033	$33,188	$27,531	$16,151
Total revenue (decline) growth	-0.86%	5.24%	7.16%	6.32%	3.85%

* - Revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Items 6 and 7 of this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenues for each of the geographic regions in which it operates as of and for the year ended December 31, 2010 ($ in thousands):

	Loans		Deposits		Revenue (3)
	Amount	%	Amount	%	Amount	%
Mississippi (1)	$4,295,987	70.9%	$5,258,105	74.6%	$418,970	80.9%
Tennessee (2)	533,202	8.8%	1,112,063	15.8%	39,152	7.5%
Florida	444,451	7.3%	218,176	3.1%	25,188	4.9%
Texas	786,602	13.0%	456,223	6.5%	34,640	6.7%
Total	$6,060,242	100.0%	$7,044,567	100.0%	$517,950	100.0%

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region
(3) - Revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2010, Trustmark operated through three operating segments -- General Banking, Insurance and Wealth Management.  The table below presents segment data regarding net interest income, provision for loan losses, noninterest income, net income and average assets for each segment for the last three years ($ in thousands):

	Years ended December 31,
	2010	2009	2008
General Banking
Net interest income	$347,607	$349,790	$314,860
Provision for loan losses	49,551	77,052	76,435
Noninterest income	115,934	116,335	116,141
Net income	92,391	84,313	79,471
Average assets	9,185,616	9,406,775	9,012,458

Insurance
Net interest income	$242	$296	$224
Noninterest income	27,291	29,099	32,544
Net income	4,176	4,248	5,377
Average assets	16,708	17,751	20,489

Wealth Management
Net interest income	$4,174	$4,123	$4,076
Provision for loan losses	(5)	60	(23)
Noninterest income	22,702	22,808	28,573
Net income	4,069	4,486	7,569
Average assets	89,503	95,916	98,240

For more information on Trustmark’s Segments, please see Results of Segment Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 - Segment Information included in Item 8 - Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Current Economic Environment

During 2010, there have been signs that the national economy is recovering; however, the recovery remains fragile and is still threatened by weak labor markets, continued issues with asset quality in the residential and commercial mortgage markets, household and business uncertainty and tight credit conditions.  The effects of the financial crisis and recession are expected to persist for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  As a result, Management has continued a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans.

Over the course of 2010, the success of Trustmark’s continued efforts to reduce exposure to construction and land development lending, as well as the decision in prior years to discontinue indirect auto financing, were reflected in loan totals.  At December 31, 2010, total loans held for investment were $6.060 billion, a decrease of $259.6 million relative to one year earlier.  During this period, construction and land development loans declined $246.8 million while the indirect auto portfolio declined $192.2 million.  Loans in Trustmark’s other businesses expanded $179.4 million during 2010 as loan demand began to show signs of strengthening.  Trustmark’s credit quality indicators also began to show signs of moderating at December 31, 2010 as Trustmark continued to make significant progress in the resolution of its construction and land development portfolio in Florida.  Nonperforming assets were $229.6 million at December 31, 2010, a decrease of $1.6 million, or 0.7%, when compared to December 31, 2009.  Net charge-offs for 2010 decreased by $8.7 million to $59.7 million while the provision for loan losses also decreased to $49.5 million during 2010, a decline of $27.6 million, or 35.7%.

To help manage its exposure to credit risk, Trustmark has continued to utilize several of the resources put into place during 2008.  At that time, to address the downturn in the Florida real estate market, Trustmark established a dedicated problem asset working group.  This group is composed of experienced lenders and continues to manage problem assets in the Florida market.  In addition, a special committee of executive management continues to provide guidance while monitoring the resolutions of problem assets. Aside from these processes, Trustmark continues to conduct quarterly reviews and assessments of all criticized loans in all its markets.  These comprehensive assessments, which long pre-date the current economic recession, include the formulation of action plans and updates of recent developments on all criticized loans.  Managing credit risks resulting from current economic and real estate market conditions continues to be a primary focus for Trustmark.

TNB did not make significant changes to its loan underwriting standards during 2010.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adhere to the most recent interagency guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

Trustmark has also continued to dedicate staff to mitigate foreclosure of primary residences on borrowers that are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff have been utilized to accommodate loss mitigation activity.  Trustmark continues to utilize personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation.  In some cases, Trustmark may make deferred payment arrangements with such borrowers on a short-term basis.  Likewise, Trustmark is following the Fannie Mae, Freddie Mac and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.

Loan modifications made to date have substantially all occurred on loans serviced for outside investors.  During 2010, Trustmark established an in-house mortgage modification program.  The program is focused on extending loan maturities, which results in a reduced payment for those customers meeting program criteria.  Demand for this program has been very limited.  As for new loan originations, primarily those intended for sale in the secondary market, Trustmark follows the underwriting standards of the relevant government agencies.  As those agencies have revised standards on new originations, so has Trustmark.  During 2010, Trustmark continued to allocate the appropriate resources to fully comply with all investor underwriting requirements.

Total deposits at December 31, 2010 of $7.045 billion reflected a 2.0% decrease from $7.188 billion at December 31, 2009.  This reduction in deposits is comprised of a decrease in both noninterest-bearing and interest-bearing deposits of $48.6 million and $95.3 million, respectively.  The decrease to interest-bearing deposits can be traced to Trustmark’s disciplined approach to reducing higher cost certificates of deposit in favor of lower cost wholesale funding products as a source of liquidity.

For additional discussion of the impact of the current economic environment on the financial condition and results of operations of Trustmark and its subsidiaries, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

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

The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2010.

Market	Deposit Market Share
Mississippi	13.33%
Texas	0.09%
Tennessee	0.25%
Florida	0.05%

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

Trustmark’s insurance subsidiary faces competition from local, regional and national insurance companies, independent insurance agencies as well as from other financial institutions offering insurance products.

Trustmark’s ability to compete effectively is a result of providing customers with desired products and services in a convenient and cost effective manner.  Customers for commercial, consumer and mortgage banking as well as wealth management and insurance services are influenced by convenience, quality of service, personal contacts, availability of products and services and competitive pricing.  Trustmark continually reviews its products, locations, alternative delivery channels, and pricing strategies to maintain and enhance its competitive position.  While Trustmark’s position varies by market, Management believes it can compete effectively as a result of local market knowledge and awareness of customer needs.

Supervision and Regulation

The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Trustmark.  The discussion is a summary of detailed statutes, regulations and policies.  Such statutes, regulations and policies are continually under the review of the United States Congress and state legislatures as well as federal and state regulatory agencies.  A change in statutes, regulations or policies could have a material impact on the business of Trustmark and its subsidiaries.  Trustmark and its subsidiaries may be affected by legislation that can change banking statutes in substantial and unexpected ways and by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Legislation

Trustmark is a registered bank holding company under the Bank Holding Company Act of 1956 (BHC Act), as amended.  Trustmark and its nonbank subsidiaries are therefore subject to the supervision, examination and reporting requirements of the BHC Act, the Federal Deposit Insurance Act (FDI Act), the regulations of the Federal Reserve Board and the new requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) that was signed into law by the President on July 21, 2010.  For more information on the Dodd-Frank Act and the impact to Trustmark, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

The Dodd-Frank Act represents very broad legislation that expands federal oversight of the banking industry and federal law, including under the FDI Act and the BHC Act.  For example, under the FDI Act, as amended by the Dodd-Frank Act, federal regulators must require that depository institution holding companies serve as a source of strength for their depository institution subsidiaries.  In addition, through its amendment to 12 U.S.C. § 1848a of the BHC Act, the Dodd-Frank Act eliminates the strict limitations on the ability of the Federal Reserve to exercise rulemaking, supervisory and enforcement authority over functionally regulated bank holding company subsidiaries.

Consumer Financial Protection Bureau

The Dodd-Frank Act establishes the Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection. The CFPB is currently being created and is to commence operation on July 21, 2011. The CFPB will be responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions, having total assets of more than $10 billion, to be measured at times and intervals that have yet to be determined, and their affiliates. The CFPB has exclusive supervision authority, including examination authority, over these institutions and their affiliates to assess compliance with Federal consumer financial laws, obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

TNB’s total assets were $9.4 billion at both December 31, 2010 and 2009 and $9.7 billion at December 31, 2008.  If and when TNB’s total assets exceed $10 billion, the CFPB will become the primary regulator of TNB and all of its affiliates for consumer protection purposes.  Until that time, the CFPB will have limited jurisdiction over TNB and its affiliates’ operations, with the exclusive consumer protection enforcement authority for such smaller banks resting with TNB’s primary federal banking regulator, and the CFPB’s role limited to requiring reports and participating in examinations with the primary federal banking regulator.  Such CFPB reports from smaller banks may be required as necessary to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.  The CFPB has limited examination authority over smaller banks. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the bank’s primary federal banking regulator, and the CFPB examiner’s role is limited to assessing compliance with Federal consumer financial law.  A bank’s primary federal banking regulator will have exclusive authority to enforce Federal consumer financial laws with respect to smaller banks, and unlike the affiliates of “very large” institutions, affiliates of smaller banks will not be expressly subject to CFPB enforcement.

Federal Oversight Over Mergers and Acquisitions

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

The BHC Act also requires Federal Reserve approval for a bank holding company’s acquisition of a non-insured depository institution company.  The Federal Reserve must generally consider whether performance of the activity by a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Dodd-Frank Act gives the Federal Reserve express statutory authority also to consider the “risk to the stability of the United States banking or financial system” when reviewing the acquisition of a non-insured depository institution company by a bank holding company.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that Trustmark may acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit-percentage, aging requirements, and other restrictions. The Riegle-Neal Act also generally provided that national and state-chartered banks may branch interstate through acquisitions of banks in other states.  The Dodd-Frank Act requires that bank holding companies be well-capitalized and well-managed to obtain federal bank regulatory approval of an interstate acquisition.

With the enactment of the Dodd-Frank Act, the FDI Act and the National Bank Act have also been amended to remove the “opt-in” concept introduced by the Riegle-Neal Act.  Under the Riegle-Neal Act, states had been given the option to opt-in to de novo interstate branching.  Many states did not opt-in, thereby continuing the long-standing prohibition on de novo interstate branching by commercial banks chartered in those states. Under the Dodd-Frank Act, the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC), both of which regulate TNB now have the authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if the law of the State in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a State bank chartered by such State.

Restrictions On Lending Limits and Affiliate Transactions

National banks, like TNB, are limited by the National Bank Act in how much they may lend to one borrower and how much they may lend to insiders.  The Dodd-Frank Act strengthens existing restrictions on the bank’s loans to one borrower by now including within the lending limit derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions by banks.  These provisions expand the scope of national bank lending limits by requiring banks to calculate and limit the total amount of credit exposure to any one counterparty based on these transactions.

In addition, the Dodd-Frank Act amends the FDI Act, imposing new restrictions on insured depository institutions’ purchases of assets from insiders.  The Federal Reserve is given rulemaking authority over these new asset-purchase restrictions subject to prior consultation with the OCC and FDIC.

Sections 23A and 23B of the Federal Reserve Act establish parameters for a bank to conduct “covered transactions” with its affiliates, with the objective of limiting risk to the insured bank.  The Dodd-Frank Act imposes new restrictions on transactions between affiliates by amending these two sections of the Federal Reserve Act.  Under the Dodd-Frank Act, restrictions on transactions with affiliates are enhanced by (i) including among “covered transactions” transactions between bank and affiliate-advised investment funds; (ii) including among “covered transactions” transactions between a bank and an affiliate with respect to securities repurchase agreements and derivatives transactions; (iii) adopting stricter collateral rules; and (iv) imposing tighter restrictions on transactions between banks and their financial subsidiaries.

State Laws and Other Federal Oversight

In addition to being regulated as a bank holding company, Trustmark is subject to regulation by the State of Mississippi under its general business corporation laws.  Trustmark is also under the jurisdiction of the SEC for matters relating to the offering, sale and trading of its securities.  Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

TNB is a national banking association and, as such, is subject to regulation by the OCC, the FDIC and the Federal Reserve Board.  Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services. Somerville is a state-chartered commercial bank, subject to federal regulation by the FDIC and state regulation by the Tennessee Department of Financial Institutions.

While TNB’s activities are governed primarily by federal law, the Dodd-Frank Act potentially narrows National Bank Act preemption for state consumer financial laws, thereby making TNB and other national banks potentially subject to increased state regulation once these new provisions come into effect on July 21, 2011.  The Dodd-Frank Act also codifies the Supreme Court’s decision in Cuomo v. Clearing House Ass’n.  As a result, State Attorneys General may enforce “an applicable law” against federally-chartered depository institutions like TNB.  In addition, under the Dodd-Frank Act, State Attorneys General are authorized to bring civil actions against federally-chartered institutions, like TNB, to enforce regulations prescribed by the CFPB (once enacted) or to secure other remedies.

Finally, the Dodd-Frank Act potentially expands state regulation over banks by overturning the Supreme Court’s decision in Watters v. Wachovia Bank, N.A. and thereby eliminating National Bank Act preemption for national bank operating subsidiaries, including operating subsidiaries of TNB.  This provision becomes effective on July 21, 2011.

TNB’s nonbanking subsidiaries are already subject to a variety of state and federal laws.  TIA, a registered investment advisor, is subject to supervision and regulation by the SEC and the State of Mississippi.  Bottrell, Fisher-Brown and TRMI are subject to the insurance laws and regulations of the states in which they are active.

Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLB Act), banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation.  The primary provisions of the GLB Act related to the establishment of financial holding companies and financial subsidiaries.  The GLB Act authorizes national banks to own or control a “financial subsidiary” that engages in activities that are not permissible for national banks to engage in directly.  The GLB Act contains a number of provisions dealing with insurance activities by bank subsidiaries.  Generally, the GLB Act affirms the role of the states in regulating insurance activities, including the insurance activities of financial subsidiaries of banks, but the GLB Act also preempts certain state laws.  As a result of the GLB Act, TNB elected for Bottrell, Fisher-Brown and TRMI, which at the time were separate subsidiaries,  to become financial subsidiaries.  This enables TNB to engage in insurance agency activities at any location.

The GLB Act also imposed requirements related to the privacy of customer financial information. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  Trustmark complies with these requirements and recognizes the need for its customers’ privacy.

In addition to the changes described above, the Dodd-Frank Act makes numerous changes to the various patchwork of federal laws that regulate the activities of Trustmark, TNB and their subsidiaries and affiliates. The Dodd-Frank Act amends the Electronic Fund Transfer Act to authorize the Federal Reserve to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  The interchange fees must be “reasonable and proportional” to the cost incurred by the issuer with respect to the transaction. If this legislation regarding interchange fees is implemented as written and within the estimated timeframe, Trustmark anticipates the impact could reduce noninterest income by an estimated $4.0 to $6.0 million during 2011.  The Dodd-Frank Act also repeals the current prohibition on payment of interest on demand deposits, effective one year after the date of enactment.

In the area of mortgages, the Dodd-Frank Act amended the Truth in Lending Act (TILA) to restrict the payment of fees to real-estate mortgage originators.  Furthermore, TILA was also amended to impose minimum underwriting standards on real-estate mortgage creditors (including nonbanks as well as bank creditors) and verifications to check borrowers’ income and their ability to pay.

Anti-Money Laundering Initiatives and the USA Patriot Act

Trustmark is also subject to extensive regulations aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (the USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Treasury has issued a number of implementing regulations to financial institutions that apply to various requirements of the USA Patriot Act.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

Capital Adequacy

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.  The Dodd-Frank Act directs the federal banking regulatory agencies to make capital requirements countercyclical – meaning that additional capital will be required in times of economic expansion, but less capital will be required during periods of economic downturn.

The Federal Reserve Board and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations.  Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets.  Furthermore, under the Dodd-Frank Act, federal bank regulators are required to impose on all depository institutions and holding companies generally applicable leverage capital requirements regardless of the size of the institution and not less than the requirements in effect for insured depository institutions on the date of enactment.  The effect of this requirement is to disqualify Tier 1 capital treatment for “hybrid” capital items like trust preferred securities issued by bank holding companies.  Under the final provisions of the Dodd-Frank Act, bank holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital.  Therefore, Trustmark will continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I as Tier 1 capital under these guidelines.

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

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively.  At December 31, 2010, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 13.77% and 15.77% of its total risk-weighted assets, respectively.  At December 31, 2010, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 13.42% and 15.40% of its total risk-weighted assets, respectively.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or having implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio.  For TNB to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%.  At December 31, 2010, the leverage ratios for Trustmark and TNB were 10.14% and 9.89%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The FDI Act identifies five capital categories for insured depository institutions.  These include well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The FDI Act requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2010, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  In addition, the FDI Act requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee published a revision to the Accord (Basel II) and in December 2007, U.S. banking regulators published a final Basel II rule. The Basel II guidelines became operational in April 2008, but are mandatory only for banks with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The U.S. implementation timetable consists of a parallel calculation period under the current regulatory capital regime (Basel I) and Basel II, starting any time between April 1, 2008 and April 1, 2010 followed by a three-year transition period, typically starting 12 months after the beginning of parallel reporting. The U.S. banking regulators have reserved the right to change how Basel II is applied in the U.S. following a review at the end of the second year of the transitional period, and to retain the existing prompt corrective action and leverage capital requirements applicable to banking organizations in the U.S. The Basel II requirements are the subject of political debate and potential change in light of recent events. Trustmark and TNB are not required to comply with Basel II at this time due to their respective asset sizes and lack of on-balance sheet foreign exposure.

In September 2010, the Basel Committee announced that its participants had agreed to new international minimum capital standards for banks.  The new agreement, known as Basel III, was ratified by the G-20 leaders at their November summit in Seoul, South Korea.  Basel III makes four fundamental changes to required minimum capital that will be phased in over the next eight years.  First, it establishes a new minimum ratio of common equity to risk-weighted assets in addition to the Tier 1 ratio.  This change is expected to lessen the importance of the Tier 1 ratio in assessing a bank’s financial status. Second, it establishes a stricter definition for the elements of common equity in the stress test and other banking measures. Third, Basel III changes the risk weighting of many assets to capture a number of additional risks and increase total risk-weighted assets (the denominator of the ratio) for many banks.  Fourth, Basel III raises the required ratio of common equity to risk-weighted assets to at least 7%, comprised of a minimum of 4.5% plus a 2.5% capital conservation buffer.  It remains to be seen how Basel III will be implemented in the U.S. by federal banking regulators and how it will apply to TNB.

Somerville, which is not a significant subsidiary as defined by the SEC and thus is not discussed in detail in this section, was also in compliance with all applicable capital adequacy guidelines at December 31, 2010.

Payment of Dividends and Other Restrictions

The principal source of Trustmark’s cash revenues is dividends from TNB. There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2011 approximately $68.6 million plus its net income for that year to pay to Trustmark as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (the CAMELS component rating). For Risk Category I institutions (generally those institutions with less than $10 billion in assets), including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings. The minimum annualized assessment rate for Risk Category I institutions during 2010 was 12 basis points per $100 of deposits with the maximum rate being 16 basis points. Assessment rates for institutions in Risk Category I may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

The Dodd-Frank Act imposes a new deposit insurance assessment base for an insured depository institution equal to the institution’s total assets minus the sum of (1) its average tangible equity during the assessment period, and (2) any additional amount the FDIC determines is warranted for custodial and banker’s banks.  The minimum reserve ratio increased to 1.35 percent of estimated annual insured deposits or assessment base. FDIC is directed by the Dodd-Frank Act to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The Dodd-Frank Act permanently increased the deposit insurance level to $250,000 per account.  Effective December 31, 2010,  unlimited deposit insurance for noninterest-bearing transaction accounts is statutorily mandated.  This mandate is currently scheduled to expire on January 1, 2013.

The FDIC has stated its intention, as part of a proposed plan to restore the DIF following significant decreases in its reserves, to increase deposit insurance assessments. On January 1, 2009, the FDIC increased its assessment rates and has since imposed further rate increases and changes to the current risk-based assessment system. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets less Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. TNB’s prepaid assessment amount for this period was approximately $39.1 million and was collected by the FDIC on December 30, 2009.  At December 31, 2010, TNB’s remaining prepaid assessment was approximately $26.3 million.

In 2010, TNB’s expenses related to deposit insurance premiums totaled $11.2 million.  In addition, TNB also paid approximately $725 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2017 through 2019.  For the quarter ended December 31, 2010, the FICO assessment was equal to 1.02 basis points per $100 of deposits.  Somerville’s total FDIC expenses for 2010 were $236 thousand.

Recent Regulatory Developments

In November 2009, the Federal Reserve Board adopted final rules that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents to the overdraft service for those products.  This change reduced the fees that Trustmark is able to charge when customers have insufficient funds in an account.  This change, which became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts, reduced noninterest income by approximately $1.0 million for the year ended December 31, 2010. The full impact of this change is expected to reduce noninterest income by an estimated $3.0 to $4.0 million for 2011.

In addition, final guidance is expected from the OCC in the first quarter of 2011, which will clarify their regulatory position as it pertains to overdraft programs. Trustmark expects that the impact of this guidance, which addresses posting order and number of occurrences, could reduce noninterest income by an estimated $3.0 to $5.0 million for 2011, if implemented by the end of the second quarter.

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

Employees

At December 31, 2010, Trustmark employed 2,490 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 56
Trustmark Corporation
President and Chief Executive Officer since January 1, 2011
Interim Principal Financial Officer from November 2006 to January 2007
Trustmark National Bank
President and Chief Executive Officer since January 1, 2011
President and Chief Operating Officer from March 2008 to December 2010
President – General Banking from February 2004 to March 2008

Richard G. Hickson, 66
Trustmark Corporation
Chairman of the Board since April 2002
President and Chief Executive Officer from April 2002 to December 31, 2010
Trustmark National Bank
Chairman of the Board since April 2002
Chief Executive Officer from April 2002 to December 31, 2010

Louis E. Greer, 56
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Chief Accounting Officer from January 2003 to January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007
Senior Vice President and Chief Accounting Officer from February 2004 to February 2007

T. Harris Collier III, 62
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 52
Trustmark National Bank
Executive Vice President and Corporate Banking Manager since September 2008
President – Central Region from February 2007 to September 2008
President – Wealth Management Division from August 2003 to February 2007

George C. Gunn, 59
Trustmark National Bank
Executive Vice President and Real Estate Banking Manager since September 2008
Executive Vice President and Corporate Banking Manager from February 2004 to September 2008

Robert Barry Harvey, 51
Trustmark National Bank
Executive Vice President and Chief Credit Officer since March 2010
Senior Vice President and Chief Credit Administrator from September 2004 to March 2010

Glynn Ingram, 59
Trustmark National Bank
Executive Vice President and Chief Information Officer since September 2008
Senior Vice President and Chief Information Officer from December 2007 to September 2008
Chief Information Officer from December 2006 to December 2007
Saks Incorporated
Vice President – Telecommunications from July 2001 to December 2006

James M. Outlaw, Jr., 57
Trustmark National Bank
President and Chief Operating Officer – Texas since August 2006
Executive Vice President and Chief Information Officer from September 1999 to August 2006

W. Arthur Stevens, 46
Trustmark National Bank
President – Mississippi Region since September 2008
President – South Region from February 2005 to September 2008

Breck W. Tyler, 52
Trustmark National Bank
Executive Vice President and Mortgage Services Manager since June 2006
Senior Vice President and Mortgage Services Manager from September 1999 to June 2006

Rebecca N. Vaughn-Furlow, 66
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006
Senior Vice President and Human Resources Director from February 1999 to June 2006

Harry M. Walker, 60
Trustmark National Bank
President – Jackson Metro since February 2004

Chester A. (Buddy) Wood, Jr., 62
Trustmark National Bank
Executive Vice President and Chief Risk Officer since February 2007
Senior Vice President and Treasurer from January 2005 to February 2007

C. Scott Woods, 54
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

Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  For the year ended December 31, 2010, Trustmark’s total interest income was $408.2 million while net interest income was approximately $352.0 million.  Trustmark’s simulation model using balances at December 31, 2010 estimated that in the event of a 200 basis point increase in interest rates, there would be a reduction in net interest income of 3.2%.  Net interest income is Trustmark’s largest revenue source, and it is important to understand how Trustmark is subject to interest rate risk.

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

•	Trustmark is likely to face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

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

Trustmark utilizes derivative contracts to hedge Mortgage Servicing Rights (MSR) in order to offset changes in fair value resulting from rapidly changing interest rate environments.  In spite of Trustmark’s due diligence in regard to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective, which could adversely affect results of operations.  Risks associated with these strategies include the risk that counterparties in any such derivative and other hedging transactions may not perform; the risk that these hedging strategies rely on Management’s assumptions and projections regarding these assets and general market factors, including prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, and that these assumptions and projections may prove to be incorrect; the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates, prepayment speeds or other forecasted inputs to the hedging model; and the risk that the models used to forecast the effectiveness of hedging instruments may project expectations that differ from actual results.  In addition, increased regulation of the over-the-counter derivative markets may increase the cost to Trustmark to implement and maintain an effective MSR hedging strategy.

Trustmark closely monitors the sensitivity of net interest income and investment income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change.  Trustmark makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk.

The economic recovery is fragile at this time, and if monetary and fiscal policy measures fail to have their intended effect, the economy could further weaken, which could increase business risks for Trustmark.

The capital and credit markets have been experiencing volatility and disruption during the last two years.  Despite signs of improvement in the U.S. economy, the economic recovery continues to progress slowly and uncertainly.  Consumer confidence remains low, unemployment remains high at 9.0% for January 2011, and the housing market remains an important downside risk, with prices expected to fall through much of 2011.  Given the concerns about the U.S. economy, employers have continued to approach hiring with caution, and as a result, unemployment is expected to be, at best, only slightly lower in 2011.  Furthermore, record levels of monetary and fiscal stimulus in 2010 have failed to produce the expected level of economic growth.  Trustmark does not assume that the difficult conditions in the economy and in the financial markets generally, and in particular in the Florida market, will improve significantly in the near future.  The concern now exists that the future of the recovery is at risk because the economic backdrop is uncertain and unstable.  Monetary and fiscal policy measures of the federal government may be insufficient to strengthen the recovery and restore stability to the financial markets.  If efforts to revive the economy fail, the U.S. could face prolonged economic uncertainty, and perhaps a double dip recession or deflation, or both.  A further weakened economy could affect Trustmark in a variety of substantial and unpredictable ways, including affecting its borrowers’ ability to meet their repayment obligations.  It is difficult to predict the extent to which these challenging economic conditions will persist, as well as the possibility that signs of a nascent recovery will instead shift to the potential for further decline.   If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able successfully to mitigate any such effects on its business.  Accordingly, these factors in the U.S. economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

The economic recession has had adverse effects on Trustmark’s business in the past two years, particularly in its Florida loan market, and these effects could increase in severity and heighten risks for Trustmark in key areas of its business.

In addition to the general potential risks to Trustmark posed by the uncertainty of the progress of the economy, noted above, specific issues in the housing market over the past year have negatively affected Trustmark’s financial condition and results of operations, and could continue to do so.

The recent anemic improvement in home prices, along with prolonged losses of jobs, have continued to add uncertainty to the employment outlook and have negatively impacted the credit performance of loans in affected markets.  This has resulted in writedowns of asset values by financial institutions, including Trustmark.  For example, in Trustmark’s Florida market, which is the market in which Trustmark has experienced the greatest impact from the economic recession, at December 31, 2010, $139.5 million in aggregate principal amount of loans, or 31.4% of total Florida loans of $444.5 million, were classified as criticized, meaning that those loans exhibit potential credit weaknesses.  Of those loans, approximately $42.0 million in aggregate principal amount were classified as impaired, and determined to be collateral dependent, and that Trustmark charges off the full difference between the loan value and the net realizable value of the underlying collateral.  For Trustmark, nonaccrual loans increased $1.8 million between December 31, 2009 and December 31, 2010, or 1.2%, to total $142.9 million at December 31, 2010.   Trustmark’s total nonperforming assets amounted to approximately $229.6 million at December 31, 2010, a decrease of $1.6 million when compared to December 31, 2009 and an increase of $77.0 million when compared to December 31, 2008.

As noted above, Trustmark does not assume that the difficult conditions in the economy and in the financial markets generally, and in particular in the Florida market, will improve significantly in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Trustmark.  In particular, Trustmark may face the following risks in connection with these events:

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
•
The market disruptions have made valuation of assets even more difficult and subjective, and Management’s ability to measure the fair value of Trustmark’s assets could be adversely affected.  If Management determines that a significant portion of its assets have values that are significantly below their recorded carrying value, Trustmark could recognize a material charge to earnings in the quarter during which such determination was made, Trustmark’s capital ratios would be adversely affected by any such change, and a rating agency might downgrade Trustmark’s credit rating or put Trustmark on credit watch.

Trustmark is subject to lending risk, which could impact the adequacy of the allowance for loan losses and results of operations.

There are inherent risks associated with Trustmark’s lending activities.  As discussed above, the current economic environment resulted in increases in Trustmark’s loan losses and impaired loans.  If current trends in the housing and real estate markets continue, Trustmark may continue to experience higher than normal delinquencies and credit losses.  Moreover, if a prolonged recession occurs, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect to make further increases in its provision for loan losses in the future, particularly if economic conditions continue to deteriorate.

Trustmark is subject to liquidity risk, which could disrupt its ability to meet its financial obligations.

Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, brokered deposits, the Federal Reserve Discount Window and Federal Home Loan Bank (FHLB) advances.  Any significant restriction or disruption of Trustmark’s ability to obtain funding from these or other sources could have a negative effect on Trustmark’s ability to satisfy its current and future financial obligations, which could materially affect Trustmark’s financial condition.

In addition to the risk that one or more of the funding sources may become constrained due to market conditions unrelated to Trustmark, there is the risk that Trustmark’s credit profile may decline such that one or more of these funding sources becomes partially or wholly unavailable to Trustmark.

Trustmark attempts to quantify such credit event risk by modeling bank specific and systemic scenarios that estimate the liquidity impact.  Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  To mitigate such risk, Trustmark maintains available lines of credit with the FRB and the FHLB that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies.

Declines in asset values may result in impairment charges and adversely affect the value of Trustmark’s investments.

Trustmark maintains an investment portfolio that includes, among other asset classes, obligations of states and municipalities, agency debt securities and agency mortgage-related securities.  As of December 31, 2010, Trustmark had approximately $2.2 billion of securities available for sale and $140.8 million of securities held to maturity.  Trustmark may be required to record mark-to-market adjustments on these investment securities from time to time. The market value of investments in Trustmark’s investment portfolio may be affected by factors other than interest rates or the underlying performance of the issuer of the securities, such as ratings downgrades, adverse changes in the business climate and a lack of pricing information or liquidity in the secondary market for certain investment securities. In addition, government involvement or intervention in the financial markets or the lack thereof or market perceptions regarding the existence or absence of such activities could affect the market and the market prices for these securities, such as the conservatorship of FNMA and FHLMC.

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators. As of December 31, 2010, total gross unrealized losses on temporarily impaired securities totaled $15.9 million. Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary. If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

The effects of the Federal government’s efforts to wind down various programs implemented to support the financial markets cannot be predicted.

Unstable economic conditions have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry.  The Federal government has intervened on an unprecedented scale.  Many of these programs are in the process of being unwound, as the government seeks to effect an orderly withdrawal of this support.  The effects of this wind down on Trustmark, or on the markets in which we compete, cannot be predicted.

The Dodd-Frank Act and other legislative and regulatory initiatives relating to the financial services industry could materially affect Trustmark’s results of operations, financial condition, liquidity or the market price of Trustmark’s Common Stock.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly reforms the regulatory structure relating to the financial services industry.  The legislation, among other things, establishes a Consumer Financial Protection Bureau, which will have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer finance laws relating to national banks and operating subsidiaries of national banks, and may expand the authority of state attorneys general to bring actions against national banks to enforce federal consumer protection legislation; more comprehensively regulates the over-the-counter derivatives market, including providing for more strict capital and margin requirements and central clearing of certain standardized over-the-counter derivatives; strengthens restrictions on lending limits and transactions with affiliates imposed by the National Bank Act; and restricts the interchange fees payable on electronic debit card transactions.  Much of the legislative import of the Dodd-Frank Act is delegated to a variety of federal regulatory agencies, which are required to enact rules to implement various statutory mandates in the Act.  This rulemaking is currently in progress, and thus management cannot predict the final impact on Trustmark of many of the provisions of the Dodd-Frank Act.

In addition, in September 2010, the Basel Committee on Banking Supervision announced that its participants had agreed to new international minimum capital standards for banks.  The new agreement, known as Basel III, increases the required minimum capital requirements for banks.  Under Basel III, these requirements will be phased in over an eight year period, subject to rulemaking by the relevant local jurisdiction.  Federal banking regulators have not yet determined how to implement Basel III in the United States, or the timeframe for implementation.  As a result, Management cannot determine the implementation date or the final capital impact Basel III will have on Trustmark.

The Dodd-Frank Act, as implemented by the regulations currently being promulgated by various federal regulatory agencies, along with other regulatory initiatives relating to the financial services industry, could materially affect Trustmark’s results of operations, financial condition, liquidity or the market price of Trustmark’s common stock.  Management is unable to completely evaluate these potential effects at this time.  It is also possible that these measures could adversely affect the creditworthiness of counterparties, which could increase Trustmark’s risk profile.

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

The volatility in the stock prices of companies in the financial services industry may make it more difficult for shareholders to resell Trustmark common stock at attractive prices in a timely manner.  Trustmark’s stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole.  Trustmark’s stock price in 2010 was subjected to increased volatility, reflecting the volatility faced by the financial markets in general.  Since January 1, 2010, Trustmark’s stock reached a high of $26.88 per share on April 23, 2010 and a low of $18.83 per share on August 25, 2010.  The factors affecting financial stocks generally and Trustmark’s stock price in particular include:

•	actual or anticipated variations in earnings;
•	changes in analysts’ recommendations or projections;
•	operating and stock performance of other companies deemed to be peers;
•	perception in the marketplace regarding Trustmark, its competitors and/or the industry as a whole;
•	significant acquisitions or business combinations involving Trustmark or its competitors;
•	changes in government regulation;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions and;
•	volatility affecting the financial markets in general.

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

Trustmark is exposed to operational, reputational and regulatory risk and must utilize new technologies to deliver its products and services.

As is customary in the banking industry, Trustmark is dependent upon automated and non-automated systems to record and process our transaction volume. This poses the risk that technical system flaws, employee errors or tampering or manipulation of those systems by employees, customers or outsiders will result in losses. Any such losses, which may be difficult to detect, could adversely affect Trustmark’s financial condition or results of operations. In addition, the occurrence of such a loss could expose Trustmark to reputational risk, the loss of customer business, additional regulatory scrutiny or civil litigation and possible financial liability. Trustmark may also be subject to disruptions of operating systems arising from events that are beyond our control (for example, computer viruses or electrical or telecommunications outages). Trustmark is further exposed to the risk that third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as Trustmark). These disruptions may interfere with service to customers and result in a financial loss or liability that could adversely affect Trustmark’s financial condition or results of operations. In order to deliver new products and services and to improve the productivity of existing products and services, the banking industry relies on rapidly evolving technologies. Trustmark’s ability to effectively utilize new technologies to address customer needs and create operating efficiencies could materially affect future prospects. Management can not provide any assurances that Trustmark will be successful in utilizing such new technologies.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 191,000 square feet, or 73%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  Trustmark, through its two banking subsidiaries, also operates 140 full-service branches, 17 limited-service branches, one in-store branch and an ATM network, which includes 132 ATMs at on-premise locations and 67 ATMs located at off-premise sites.  In addition, Trustmark’s Insurance Division utilizes three off-site locations while the Mortgage Banking Group has one additional off-site location.  Trustmark leases 99 of its 229 locations with the remainder being owned.

ITEM 3. LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, which remain pending, although the plaintiffs have yet to file any responsive briefing.  Instead, the plaintiffs have sought to stay the lawsuit pending the conclusion of the federal criminal trial of R. Allen Stanford in Houston, Texas.  The court has not ruled on the plaintiff’s motion to stay at this time.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with TNB as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which remains pending.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business. Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

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

At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a material adverse outcome in any such case is not reasonably possible.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2010 and 2009, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2010		2009
Sales Price Per Share	High	Low	High	Low
First quarter	$25.47	$21.46	$23.45	$14.18
Second quarter	26.88	20.40	23.30	17.36
Third quarter	22.71	18.83	22.00	17.32
Fourth quarter	26.08	21.29	22.99	18.07

Dividends Per Share			2010	2009
First quarter			$0.23	$0.23
Second quarter			0.23	0.23
Third quarter			0.23	0.23
Fourth quarter			0.23	0.23
Total			$0.92	$0.92

At January 31, 2011, there were approximately 3,600 holders of record of Trustmark’s common stock.  Other information required by this item can be found in Note 15 - Shareholders’ Equity included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this report.

Stock Repurchase Plans

Trustmark did not repurchase any common shares during 2010 or 2009 and currently has no authorization from the Board of Directors to repurchase its common stock.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Regional – Southeast Banks. Trustmark’s previous industry index, the Hemscott Industry Group 413, has been renamed Morningstar Regional – Southeast Banks as the result of the acquisition of Hemscott by Morningstar.  The Morningstar Regional – Southeast Banks is an industry index published by Morningstar and consists of 80 bank holding companies located in the Southeastern United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2005, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2005	2006	2007	2008	2008	2010
Trustmark	100.00	122.37	98.00	87.39	95.77	110.10
Morningstar Regional - Southeast Banks	100.00	117.83	80.53	47.56	46.32	51.82
NASDAQ	100.00	110.25	121.88	73.10	106.22	125.36

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2010 ($ in thousands except per share data).  The data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

Years Ended December 31,	2010	2009	2008	2007	2006
Consolidated Statements of Income
Total interest income	$408,218	$442,062	$483,279	$543,143	$482,746
Total interest expense	56,195	87,853	164,119	242,360	202,175
Net interest income	352,023	354,209	319,160	300,783	280,571
Provision for loan losses	49,546	77,112	76,412	23,784	(5,938)
Noninterest income	165,927	168,242	177,258	162,447	155,128
Noninterest expense	325,649	308,259	283,719	276,449	260,480
Income before income taxes	142,755	137,080	136,287	162,997	181,157
Income taxes	42,119	44,033	43,870	54,402	61,884
Net Income	100,636	93,047	92,417	108,595	119,273
Preferred stock dividends/discount accretion	-	19,998	1,353	-	-
Net Income Available
to Common Shareholders	$100,636	$73,049	$91,064	$108,595	$119,273

Common Share Data
Basic earnings per share	$1.58	$1.26	$1.59	$1.88	$2.11
Diluted earnings per share	1.57	1.26	1.59	1.88	2.09
Cash dividends per share	0.92	0.92	0.92	0.89	0.85

Performance Ratios
Return on average common equity	8.79%	7.22%	9.62%	12.02%	14.89%
Return on average tangible common equity	12.31%	10.80%	14.88%	19.17%	20.78%
Return on average total equity	8.79%	7.72%	9.53%	12.02%	14.89%
Return on average assets	1.08%	0.98%	1.01%	1.23%	1.42%
Net interest margin (fully taxable equivalent)	4.41%	4.25%	4.01%	3.91%	3.84%

Credit Quality Ratios
Net charge-offs/average loans	0.95%	1.01%	0.87%	0.23%	0.06%
Provision for loan losses/average loans	0.79%	1.14%	1.09%	0.35%	-0.09%
Nonperforming loans/total loans (incl LHFS*)	2.30%	2.16%	1.64%	0.91%	0.55%
Nonperforming assets/total loans
(incl LHFS*) plus ORE**	3.64%	3.48%	2.18%	1.02%	0.58%
Allowance for loan losses/total loans (excl LHFS*)	1.54%	1.64%	1.41%	1.13%	1.10%

December 31,	2010	2009	2008	2007	2006
Consolidated Balance Sheets
Total assets	$9,553,902	$9,526,018	$9,790,909	$8,966,802	$8,840,970
Securities	2,318,096	1,917,380	1,802,470	717,441	1,050,515
Loans (including LHFS*)	6,213,286	6,546,022	6,960,668	7,188,300	6,658,528
Deposits	7,044,567	7,188,465	6,823,870	6,869,272	6,976,164
Common shareholders' equity	1,149,484	1,110,060	973,340	919,636	891,335
Preferred shareholder equity	-	-	205,126	-	-

Common Stock Performance
Market value - close	$24.84	$22.54	$21.59	$25.36	$32.71
Common book value	17.98	17.43	16.98	16.06	15.19
Tangible common book value	13.17	12.55	11.49	10.48	9.68

Capital Ratios
Total equity/total assets	12.03%	11.65%	12.04%	10.26%	10.08%
Common equity/total assets	12.03%	11.65%	9.94%	10.26%	10.08%
Tangible equity/tangible assets	9.11%	8.67%	9.11%	6.94%	6.67%
Tangible common equity/tangible assets	9.11%	8.67%	6.95%	6.94%	6.67%
Tangible common equity/risk-weighted assets	12.62%	11.55%	9.03%	8.15%	8.39%
Tier 1 leverage ratio	10.14%	9.74%	10.42%	7.86%	7.65%
Tier 1 common risk-based capital ratio	12.87%	11.63%	9.27%	8.25%	8.60%
Tier 1 risk-based capital ratio	13.77%	12.61%	13.01%	9.17%	9.60%
Total risk-based capital ratio	15.77%	14.58%	14.95%	10.93%	11.40%

* - LHFS is Loans Held for Sale.
** - ORE is Other Real Estate.

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2010 and 2009 ($ in thousands except per share data).

2010	1Q	2Q	3Q	4Q
Interest income	$103,140	$103,128	$101,101	$100,849
Interest expense	15,722	14,642	13,534	12,297
Net interest income	87,418	88,486	87,567	88,552
Provision for loan losses	15,095	10,398	12,259	11,794
Noninterest income	38,369	44,947	43,979	38,632
Noninterest expense	76,361	84,428	84,423	80,437
Income before income taxes	34,331	38,607	34,864	34,953
Income taxes	10,876	12,446	9,004	9,793
Net income available to common shareholders	$23,455	$26,161	$25,860	$25,160
Earnings per common share
Basic	$0.37	$0.41	$0.40	$0.39
Diluted	0.37	0.41	0.40	0.39

2009
Interest income	$113,805	$112,173	$109,348	$106,736
Interest expense	25,256	23,682	20,471	18,444
Net interest income	88,549	88,491	88,877	88,292
Provision for loan losses	16,866	26,767	15,770	17,709
Noninterest income	43,004	40,816	44,139	40,283
Noninterest expense	74,407	78,971	79,234	75,647
Income before income taxes	40,280	23,569	38,012	35,219
Income taxes	13,795	6,994	12,502	10,742
Net income	26,485	16,575	25,510	24,477
Preferred stock dividends/discount accretion	3,126	3,132	3,140	10,600
Net income available to common shareholders	$23,359	$13,443	$22,370	$13,877
Earnings per common share
Basic	$0.41	$0.23	$0.39	$0.23
Diluted	0.41	0.23	0.39	0.23

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

Executive Overview

During 2010, there have been many signs that the economy is recovering; however, the recovery remains fragile and is still threatened by weak labor markets, household and business uncertainty and tight credit conditions.  The effects of the financial crisis and recession are expected to persist for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  In order to reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  During 2010 and 2009, Trustmark and TNB’s capital ratios exceeded the minimum levels required to be ranked well-capitalized.

TNB did not make significant changes to its loan underwriting standards during 2010.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adhere to the most recent interagency guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

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

Historical Valuation Allowances

Historical valuation allowances are calculated for pools of loans based on the historical loss experience of specific types of loans.  Trustmark calculates historical net charge-off ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs and recoveries experienced to the total population of loans in the pool.  The historical net loss ratios are periodically updated based on subsequent net charge-off experience.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  Trustmark’s pools of similar loans include commercial and industrial loans, commercial loans secured by real estate, consumer loans and 1-4 family residential mortgages.

Qualitative Risk Valuation Allowances

These allowances are based on general economic conditions and other qualitative factors, both internal and external to the bank.  These allowances are determined by evaluating a range of potential factors, which may include one or more of the following: (i) the experience, ability and effectiveness of the bank’s lending management and staff assigned to the loan; (ii) adherence to Trustmark’s loan policies, procedures and internal controls; (iii) impact of recent performance trends by region; (iv) national and regional economic trends and conditions; (v) concentrations of commercial and consumer credits in Trustmark’s loan portfolio by region; (vi) collateral, financial and underwriting exception trends by region; (vii) the impact of recent significant natural disasters or catastrophes and (viii) the impact of recent acquisitions.

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

To reduce the sensitivity of earnings to interest rate fluctuations, Trustmark utilizes exchange-traded derivative instruments such as Treasury note futures contracts and exchange-traded options to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates, depending on the amount of MSR hedged.  Trustmark may choose not to fully hedge the MSR, partly because origination volume tends to act as a natural hedge.  For example, as interest rates decline, the fair value of the MSR generally decreases and fees from new originations tend to increase.  Conversely, as interest rates increase, the fair value of the MSR generally increases, while fees from new originations tend to decline.

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

At December 31, 2010, the MSR fair value was approximately $51.2 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at December 31, 2010, would be a decline in fair value of approximately $2.1 million and $1.6 million, respectively.  Changes of equal magnitude in the opposite direction would produce increases in fair value in the same respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805, “Business Combinations.”  The carrying amount of goodwill at December 31, 2010 totals $246.7 million for the General Banking segment and $44.4 million for the Insurance segment, a consolidated total of $291.1 million. Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $16.3 million at December 31, 2010, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance segments as of October 1, 2010, 2009 and 2008, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking reporting unit utilized valuations based on comparable deal values for financial institutions while the test for the Insurance reporting unit utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization (EBITDA) method based on recent acquisition activity.  At December 31, 2010, Trustmark also performed an additional impairment analysis on reporting units in both the General Banking and Insurance segments due to market conditions and concluded that no impairment charge was required.  The analysis indicated that the Insurance Division’s fair value has increased to 104.9% of book value at December 31, 2010, compared with 104.6% reported at September 30, 2010 and 102.1% reported at June 30, 2010.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate Owned

Other real estate owned, consisting of assets that have been acquired through foreclosure, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  Other real estate owned is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income as other expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

Defined Benefit Plans

Trustmark’s plan assets, projected benefit liabilities and pension cost are determined utilizing actuarially-determined present value calculations.  The valuation of the projected benefit obligation and net periodic pension expense for Trustmark’s plans (Capital Accumulation Plan and Supplemental Retirement Plan) requires management to make estimates regarding the amount and timing of expected cash outflows.  Several variables affect these calculations, including (i) size and characteristics of the associate population, (ii) discount rate, (iii) expected long-term rate of return on plan assets and (iv) recognition of actual returns on plan assets. Below is a brief description of these variables and the effect they have on pension cost.

•
Population and Characteristics of Associates. Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits. At December 31, 2010, the pension plan census totaled 2,814 associates.

•
Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation is currently 5.00%.  The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2010).  The discount rate is reset annually on the measurement date to reflect current economic conditions.

If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit plans and kept all other assumptions constant, the benefit cost associated with these plans would decrease or increase by approximately $667 thousand and $769 thousand, respectively.

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

If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $742 thousand.

•
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

Contingent Liabilities

Trustmark estimates contingent liabilities based on management’s evaluation of the probability of outcomes and their ability to estimate the range of exposure.  As stated in FASB ASC Topic 450, a liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event.  Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred, and the loss can be reasonably estimated.  It is implicit in this standard that it must be probable that the loss will be confirmed by some future event.  As part of the estimation process, management is required to make assumptions about matters that are, by their nature, highly uncertain.  The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments.  Whenever practicable, management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

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

As the details of the Dodd-Frank Act turn into specific regulatory requirements, there will be business impacts across a myriad of industries, not just banking. Some of those impacts are readily anticipated such as the change to interchange fees, which can be found in the Bank Card and Other Fees section of Noninterest Income found later in Item 7.  However, other impacts are subtle and do not stem directly from language in the new law.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Finally, implementation of certain significant provisions of the Dodd-Frank Act will occur over a two-to-three year period.  Because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers. It is clear, however, that the implementation of the Dodd-Frank Act will require Management to invest significant time and resources to evaluate the potential impact of this Act.  Management will continue to evaluate this impact as more details regarding the implementation of these provisions become available.

Financial Highlights

Net income available to common shareholders totaled $100.6 million for the year ended December 31, 2010, compared with $73.0 million for 2009 and $91.1 million for 2008. For 2010, Trustmark’s basic earnings per common share were $1.58 compared with $1.26 for 2009 and $1.59 for 2008.  Diluted earnings per share were $1.57 for 2010, $1.26 for 2009 and $1.59 for 2008.  At December 31, 2010, Trustmark reported gross loans, including loans held for sale, of $6.213 billion, total assets of $9.554 billion, total deposits of $7.045 billion and total shareholders’ equity of $1.149 billion.  Trustmark’s financial performance for 2010 resulted in a return on average tangible common shareholders’ equity of 12.31%, a return on common equity of 8.79% and a return on assets of 1.08%.  These compared with 2009 ratios of 10.80% for return on average tangible common shareholders’ equity, 7.22% for return on common equity and 0.98% for return on assets, while in 2008 the return on average tangible common shareholders’ equity was 14.88%, the return on common equity was 9.62% and the return on assets was 1.01%.

Net income available to common shareholders for 2010 increased $27.6 million, or 37.8%, compared to 2009.  The increase was primarily the result of a decline in the loan loss provision of $27.6 million and the elimination of preferred stock dividends and the accretion of preferred stock discount during 2010, which increased net income available to common shareholders by approximately $20.0 million.  These increases in net income available to common shareholders were partially offset by growth in noninterest expense of $17.4 million primarily resulting from increased real estate/foreclosure expenses of $11.6 million.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

Trustmark’s 2010 provision for loan losses totaled $49.5 million, a decrease of $27.6 million when compared to 2009, while total charge-offs decreased to $71.9 million during 2010, compared to $80.7 million for 2009 and $71.8 million for 2008.  Total nonperforming assets were $229.6 million at December 31, 2010, a decrease of $1.6 million compared to December 31, 2009.  In addition, the percentage of loans that are 30 days or more past due and nonaccrual loans fell in 2010 to 3.46% compared to 4.49% in 2009 while continuing to be slightly higher than 3.20% for 2008.  The decline in 2010 exhibits the improvement in Trustmark’s credit quality as significant progress was made in the resolution of credit issues in the Florida market.

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

Significant Nonrecurring Transactions

Presented below are adjustments to net income as reported in accordance with U.S. GAAP resulting from significant nonrecurring items occurring during the periods presented.  Management believes this information will help readers compare Trustmark’s current results to those of prior periods as presented in the accompanying selected financial data table ($ in thousands, except for per share amounts) and the audited consolidated financial statements.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto in their entirety, and not to rely on any single financial measure.  For more information on Financial Statements and Supplementary Data, please refer to Item 8 of this report.

	Years Ended December 31,
	2010		2009		2008
	Amount	Basic EPS	Amount	Basic EPS	Amount	Basic EPS

Net Income available to common shareholders (GAAP)	$100,636	$1.576	$73,049	$1.263	$91,064	$1.589

Significant nonrecurring transactions (net of taxes):
Acquisition termination fee, net of expenses	(811)	(0.013)	-	-	-	-
Accelerated preferred stock accretion	-	-	8,234	0.142	-	-
FDIC special assessment	-	-	2,700	0.047	-	-
Capital accumulation plan curtailment gain	-	-	(1,169)	(0.020)	-	-
MasterCard Class A Common Stock sale	-	-	-	-	(3,308)	(0.058)
Visa litigation contingency	-	-	-	-	(936)	(0.016)
	(811)	(0.013)	9,765	0.169	(4,244)	(0.074)

Net Income available to common shareholders adjusted for significant nonrecurring transactions (Non-GAAP)	$99,825	$1.563	$82,814	$1.432	$86,820	$1.515

Acquisition Termination Fee, Net of Expenses

On September 21, 2010, Trustmark and Cadence Financial Corporation, a Mississippi corporation (Cadence) with assets of $1.9 billion at June 30, 2010, entered into an Agreement and Plan of Reorganization (Agreement) pursuant to which Cadence agreed to merge with and into Trustmark (the Merger). The Agreement contemplated that Cadence’s wholly-owned banking subsidiary, Cadence Bank, N.A., would be merged with and into TNB immediately following the Merger.  On October 6, 2010, Trustmark received notice that the board of directors of Cadence had accepted another acquisition proposal and terminated the Agreement and Plan of Reorganization with Trustmark dated September 21, 2010.  This action triggered a termination fee of $2.0 million from Cadence, which was recognized in other noninterest income and was offset by direct expenses of $687 thousand included in other noninterest expense.

Accelerated Preferred Stock Accretion

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge of $8.2 million to net income available to common shareholders in Trustmark’s fourth quarter 2009 financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.

FDIC Special Assessment

In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  This special assessment was implemented in light of the FDIC’s projections of a substantially higher rate of institution failures during 2009 and in the next few years, which would create a significant decrease in the reserve ratio of the Deposit Insurance Fund.   Trustmark’s special assessment resulted in an after-tax expense of $2.7 million.

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

MasterCard Class A Common Stock Sale

During the second quarter of 2008, MasterCard offered Class B shareholders the right to convert their stock into marketable Class A shares.  Trustmark exercised its right to convert its shares and sold them through a liquidation program.  The conversion and sale resulted in an after-tax gain of $3.3 million.

Visa Litigation Contingency

In the first quarter of 2008, Trustmark recognized an after-tax gain of $936 thousand resulting from the Visa initial public offering.  This gain more than offsets an after-tax accrual of $494 thousand that Trustmark recorded in the fourth quarter of 2007 for the Visa litigation contingency relating to the Visa USA Inc. antitrust lawsuit settlement with American Express and other pending Visa litigation (reflecting Trustmark’s share as a Visa member).  At December 31, 2010 and 2009, Trustmark’s contingent obligation for the Visa litigation, net of Visa’s litigation escrow account, was $150 thousand and $225 thousand, respectively.

Government Programs

During 2009, Trustmark participated in two government programs.  The first was the Trouble Assets Relief Program Capital Purchase Program  sponsored by the Treasury, and the second was the Term Auction Facility (TAF) sponsored by the Federal Reserve Bank of New York.  During the fourth quarter of 2009, Trustmark repurchased the Senior Preferred Stock and Warrant from the Treasury, which ended its involvement in the TARP CPP.  In addition, at December 31, 2009, Trustmark no longer participated in TAF in favor of other funding sources and had no TAF borrowings outstanding. During 2010, the TAF program was terminated by the Federal Reserve Bank of New York.

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

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators.  Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible common equity ratios. Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculations may not be comparable with other organizations. Also there may be limits in the usefulness of these measures to investors. As a result, Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto in their entirety and not to rely on any single financial measure.  The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP.

In addition, Trustmark presents in this report a table which illustrates the impact of significant nonrecurring transactions on net income available to common shareholders as reported under GAAP.  For this table, please see Financial Highlights – Significant Nonrecurring Transactions shown above.

Reconciliation of Non-GAAP Financial Measures
($ in thousands, except per share data)
			Years Ended December 31,
			2010	2009	2008
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity			$1,144,481	$1,205,642	$970,061
Less:	Preferred stock		-	(193,616)	(22,971)
Total average common equity			1,144,481	1,012,026	947,090
Less:	Goodwill		(291,104)	(291,104)	(291,153)
	Identifiable intangible assets		(18,149)	(21,920)	(26,069)
Total average tangible common equity			$835,228	$699,002	$629,868

PERIOD END BALANCES
Total shareholders' equity			$1,149,484	$1,110,060	$1,178,466
Less:	Preferred stock		-	-	(205,126)
Total common equity			1,149,484	1,110,060	973,340
Less:	Goodwill		(291,104)	(291,104)	(291,104)
	Identifiable intangible assets		(16,306)	(19,825)	(23,821)
Total tangible common equity		(a)	$842,074	$799,131	$658,415

TANGIBLE ASSETS
Total assets			$9,553,902	$9,526,018	$9,790,909
Less:	Goodwill		(291,104)	(291,104)	(291,104)
	Identifiable intangible assets		(16,306)	(19,825)	(23,821)
Total tangible assets		(b)	$9,246,492	$9,215,089	$9,475,984

Risk-weighted assets		(c)	$6,672,174	$6,918,802	$7,294,633

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders			$100,636	$73,049	$91,064
Plus:	Intangible amortization net of tax		2,173	2,469	2,644
Net income adjusted for intangible amortization			$102,809	$75,518	$93,708

Period end common shares outstanding		(d)	63,917,591	63,673,839	57,324,737

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1			12.31%	10.80%	14.88%
Tangible common equity/tangible assets		(a)/(b)	9.11%	8.67%	6.95%
Tangible common equity/risk-weighted assets		(a)/(c)	12.62%	11.55%	9.03%
Tangible common book value		(a)/(d)*1,000	$13.17	$12.55	$11.49

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity			$1,149,484	$1,110,060	$1,178,466
Eliminate qualifying AOCI			11,426	1,624	14,717
Qualifying tier 1 capital			60,000	68,000	68,000
Disallowed goodwill			(291,104)	(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes			10,215	8,805	7,395
Other disallowed intangibles			(16,306)	(19,825)	(23,821)
Disallowed servicing intangible			(5,115)	(5,051)	(4,288)
Total tier 1 capital			$918,600	$872,509	$949,365
Less:	Qualifying tier 1 capital		(60,000)	(68,000)	(68,000)
	Preferred stock		-	-	(205,126)
Total tier 1 common capital		(e)	$858,600	$804,509	$676,239

Tier 1 common risk-based capital ratio		(e)/(c)	12.87%	11.63%	9.27%

1 Calculation = net income adjusted for intangible amortization/total average tangible common equity

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin (NIM) is computed by dividing fully taxable equivalent net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a fully taxable equivalent (FTE) basis using a 35% federal marginal tax rate for all periods shown.  Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for 2010 remained relatively flat when compared with 2009.  Lower average earning asset balances coupled with a gradual downward repricing of Trustmark’s long-term fixed rate assets were mostly offset by an effort to reduce higher cost certificates of deposit along with prudent loan pricing, including the use of interest rate floors in the pricing of commercial loans.  The combination of these factors resulted in a NIM of 4.41% during 2010, a 16 basis point increase when compared with 2009.

Average interest-earning assets for 2010 were $8.287 billion, compared with $8.570 billion for 2009, a decrease of $282.9 million.   This decline was primarily due to a decrease in average total loans of $488.3 million, or 7.2%, during 2010. This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending, the decision in prior years to discontinue indirect auto financing, as well as limited demand for loans.  During 2010, interest and fees on loans-FTE decreased $26.8 million, or 7.4%, due to lower average loan balances while the yield on loans fell slightly to 5.32% compared to 5.33% during 2009. Average total securities increased $215.2 million, or 12.4%, during 2010 when compared with 2009. The overall yield on securities decreased 73 basis points when compared with 2009 due to the run-off of higher yielding securities replaced at lower yields. As a result of these factors, interest income-FTE decreased $30.1 million, or 6.7%, when 2010 is compared with 2009. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.27% in 2009 to 5.09% in 2010, a decrease of 18 basis points.

Average interest-bearing liabilities for 2010 totaled $6.445 billion compared with $6.673 billion in 2009, a decrease of $228.1 million, or 3.4%. During 2010, average interest-bearing deposits increased $24.5 million, or 0.4%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $252.7 million, or 21.3%, due to available liquidity resulting from the reduction in loans coupled with stable deposit funding. The overall yield on interest-bearing liabilities declined 45 basis points during 2010 when compared with 2009, primarily due to a reduction in the costs of certificates of deposit. As a result of these factors, total interest expense for 2010 decreased $31.7 million, or 36.0%, when compared with 2009.

Net interest income-FTE for 2009 increased $35.6 million, or 10.9%, when compared with 2008.  Trustmark expanded its net interest margin during 2009 through diligent management of its assets and liabilities.  The increase in the net interest margin was primarily due to three main factors: 1) disciplined deposit pricing afforded to Trustmark due to a strong liquidity position, 2) prudent loan pricing, including the use of minimum loan rates/floors and 3) the purchase of fixed rate securities in 2008, which were funded mostly with declining short-term floating rate liabilities. The combination of these factors resulted in a NIM of 4.25% during 2009, a 24 basis point increase when compared with 2008.

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

Yield/Rate Analysis Table
($ in thousands)

	Years Ended December 31,
	2010			2009			2008

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$9,274	$36	0.39%	$15,077	$66	0.44%	$23,422	$502	2.14%
Securities available for sale:
Taxable	1,643,995	69,750	4.24%	1,411,275	71,363	5.06%	794,443	37,257	4.69%
Nontaxable	117,116	5,796	4.95%	75,516	3,982	5.27%	38,188	2,218	5.81%
Securities held to maturity:
Taxable	151,361	7,328	4.84%	191,732	9,352	4.88%	182,373	8,904	4.88%
Nontaxable	39,787	2,784	7.00%	58,526	4,247	7.26%	76,304	5,648	7.40%
Loans (including loans held for sale)	6,285,443	334,527	5.32%	6,773,768	361,346	5.33%	7,022,747	436,064	6.21%
Other earning assets	39,954	1,409	3.53%	43,925	1,414	3.22%	41,251	1,822	4.42%
Total interest-earning assets	8,286,930	421,630	5.09%	8,569,819	451,770	5.27%	8,178,728	492,415	6.02%
Cash and due from banks	211,632			214,637			245,748
Other assets	895,764			839,066			792,835
Allowance for loan losses	(102,499)			(103,080)			(86,124)
Total Assets	$9,291,827			$9,520,442			$9,131,187

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,322,382	8,621	0.65%	$1,133,498	9,515	0.84%	$1,215,668	20,742	1.71%
Savings deposits	1,925,159	8,479	0.44%	1,821,086	10,613	0.58%	1,776,397	23,032	1.30%
Time deposits	2,266,606	31,557	1.39%	2,535,028	58,758	2.32%	2,598,472	96,148	3.70%
Federal funds purchased and securities sold under repurchase agreements	580,427	1,183	0.20%	621,638	1,133	0.18%	626,767	10,393	1.66%
Short-term borrowings	209,550	1,798	0.86%	371,173	2,465	0.66%	276,974	7,032	2.54%
Long-term FHLB advances	22,441	133	0.59%	70,890	494	0.70%	-	-	-
Subordinated notes	49,789	2,894	5.81%	49,756	2,894	5.82%	49,724	2,894	5.82%
Junior subordinated debt securities	68,703	1,530	2.23%	70,104	1,981	2.83%	70,104	3,878	5.53%
Total interest-bearing liabilities	6,445,057	56,195	0.87%	6,673,173	87,853	1.32%	6,614,106	164,119	2.48%
Noninterest-bearing demand deposits	1,602,187			1,522,300			1,412,312
Other liabilities	100,102			119,327			134,708
Shareholders' equity	1,144,481			1,205,642			970,061
Total Liabilities and
Shareholders' Equity	$9,291,827			$9,520,442			$9,131,187

Net Interest Margin		365,435	4.41%		363,917	4.25%		328,296	4.01%

Less tax equivalent adjustments:
Investments		3,003			2,880			2,753
Loans		10,409			6,828			6,383
Net Interest Margin per Income Statements		$352,023			$354,209			$319,160

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis):

Volume/Rate Analysis Table	2010 Compared to 2009			2009 Compared to 2008
($ in thousands)	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased
under reverse repurchase agreements	$(23)	$(7)	$(30)	$(135)	$(301)	$(436)
Securities available for sale:
Taxable	10,860	(12,473)	(1,613)	30,961	3,145	34,106
Nontaxable	2,070	(256)	1,814	1,988	(224)	1,764
Securities held to maturity:
Taxable	(1,948)	(76)	(2,024)	448	-	448
Nontaxable	(1,316)	(147)	(1,463)	(1,296)	(105)	(1,401)
Loans, net of unearned income	(26,139)	(680)	(26,819)	(14,953)	(59,765)	(74,718)
Other earning assets	(134)	129	(5)	112	(520)	(408)
Total interest-earning assets	(16,630)	(13,510)	(30,140)	17,125	(57,770)	(40,645)

Interest paid on:
Interest-bearing demand deposits	1,448	(2,342)	(894)	(1,317)	(9,910)	(11,227)
Savings deposits	568	(2,702)	(2,134)	572	(12,991)	(12,419)
Time deposits	(5,683)	(21,518)	(27,201)	(2,297)	(35,093)	(37,390)
Federal funds purchased and securities sold
under repurchase agreements	(74)	124	50	(84)	(9,176)	(9,260)
Short-term borrowings	(1,269)	602	(667)	1,841	(6,408)	(4,567)
Long-term FHLB advances	(361)	-	(361)	494	-	494
Subordinated notes	3	(3)	-	-	-	-
Junior subordinated debt securities	(39)	(412)	(451)	-	(1,897)	(1,897)
Total interest-bearing liabilities	(5,407)	(26,251)	(31,658)	(791)	(75,475)	(76,266)
Change in net interest income on a
tax equivalent basis	$(11,223)	$12,741	$1,518	$17,916	$17,705	$35,621

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

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for 2010 totaled $49.5 million, or 0.79% of average loans, compared with $77.1 million in 2009 and $76.4 million in 2008.  Reduced loan provisioning during 2010 was a result of decreased levels of criticized loans, lower net charge-offs, adequate reserves established in prior years for both new and existing impaired loans and a more stabilized economy coupled with a smaller overall loan portfolio.

Provision for Loan Losses
($ in thousands)	Years Ended December 31,
	2010	2009	2008
Florida	$19,926	$47,724	$43,360
Mississippi (1)	14,249	21,661	20,706
Tennessee (2)	5,612	3,218	4,707
Texas	9,759	4,509	7,639
Total provision for loan losses	$49,546	$77,112	$76,412

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

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 31.7%, 31.5% and 35.6% of total revenue, before securities gains, net in 2010, 2009 and 2008, respectively.  Total noninterest income before securities gains, net for 2010 increased $823 thousand compared to 2009, while total noninterest income before securities gains, net for 2009 decreased $14.0 million, or 7.9%, compared to 2008.  The comparative components of noninterest income for the years ended December 31, 2010, 2009 and 2008, are shown in the accompanying table.

Noninterest Income
($ in thousands)
	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$55,183	2.0%	$54,087	0.7%	$53,717	-0.9%
Insurance commissions	27,691	-4.8%	29,079	-10.4%	32,440	-8.1%
Wealth management	21,872	-0.9%	22,079	-20.0%	27,600	7.2%
Bank card and other fees	25,014	8.6%	23,041	-0.8%	23,230	-6.6%
Mortgage banking, net	29,345	1.6%	28,873	9.0%	26,480	n/m
Other, net	4,493	-20.0%	5,616	-57.7%	13,286	30.1%
Total Noninterest Income before
securities gains, net	163,598	0.5%	162,775	-7.9%	176,753	8.9%
Securities gains, net	2,329	-57.4%	5,467	n/m	505	n/m
Total Noninterest Income	$165,927	-1.4%	$168,242	-5.1%	$177,258	9.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

The single largest component of noninterest income continues to be service charges on deposit accounts, which increased $1.1 million, or 2.0%, during 2010, compared to an increase of $370 thousand, or 0.7%, during 2009.  Service charges on deposit accounts include general account service charges and NSF fees.  General account service charges decreased by $1.1 million in 2010 compared to a decrease of $556 thousand in 2009.  The decrease in general account service charges during both 2010 and 2009 is primarily attributable to increased usage of accounts that do not charge a monthly fee.  NSF fees increased by $2.2 million during 2010 compared to an increase of $926 thousand during 2009.  Compared to 2009, the growth in NSF revenues during 2010 reflected an increase in NSF opportunities as well as an upgrade in the decisioning tools used for determining NSFs.

In November 2009, the Federal Reserve Board adopted final rules that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents to the overdraft service for those products.  Trustmark has made a concerted effort to obtain customer consent to the overdraft protection product.  The response rate from all customer accounts that have been contacted has been approximately 72%, of which approximately 79% have consented to overdraft protection.  This change, which became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts, reduced noninterest income by approximately $1.0 million for the year ended December 31, 2010. The full impact of this change is expected to reduce noninterest income by an estimated $3.0 to $4.0 million for 2011.  In addition, final guidance is expected from the OCC in the first quarter of 2011, which will clarify their regulatory position as it pertains to overdraft programs.  Trustmark expects that the impact of this guidance, which addresses posting order and number of occurences, could reduce noninterest income by an estimated $3.0 to $5.0 million for 2011, if implemented by the end of the second quarter.  Management is currently evaluating Trustmark’s product structure and services to offset the potential impact of these recent regulatory developments.

Insurance Commissions

Insurance commissions were $27.7 million during 2010, compared with $29.1 million in 2009 and $32.4 million in 2008.  The decline in insurance commissions experienced during 2010 and 2009 were primarily due to lower commission volume on commercial property and casualty policies, lower claims experience refunds from carriers, and lower fees generated from captive insurance plans. Insurance commission revenues continue to face pressure from falling premium prices for similar insurable risks. Furthermore, a recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, as well as forced companies to downsize or close.

Wealth Management

Wealth management income totaled $21.9 million for 2010, compared with $22.1 million in 2009 and $27.6 million in 2008.  Wealth management consists of income related to investment management, trust and brokerage services.  The decline in wealth management income in 2010 is largely attributed to historically low short-term interest rates that have negatively impacted money management fee income from money market funds and sweep arrangements.  In addition, during 2010, revenues from brokerage services have increased primarily due to improved market conditions when compared with 2009.  At December 31, 2010 and 2009, Trustmark held assets under management and administration of $7.5 billion and $7.2 billion, respectively, and brokerage assets of $1.2 billion at both year ends.

Bank Card and Other Fees

Bank card and other fees totaled $25.0 million during 2010, compared with $23.0 million in 2009 and $23.2 million in 2008. Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increase of $2.0 million in 2010 was primarily the result of growth in fees earned on bank card products due to increased consumer utilization.

The Dodd-Frank Act amends the Electronic Fund Transfer Act to authorize the Federal Reserve to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  The interchange fees must be “reasonable and proportional” to the cost incurred by the issuer with respect to the transaction. If this legislation regarding interchange fees is implemented as written and within the estimated timeframe, Trustmark anticipates the impact could reduce noninterest income by an estimated $4.0 to $6.0 million during 2011. Management is currently evaluating Trustmark’s product structure and services to offset the potential impact of this legislation.

Mortgage Banking, Net

Net revenues from mortgage banking were $29.3 million during 2010, compared with $28.9 million in 2009 and $26.5 million in 2008.  Mortgage banking, net increased $472 thousand during 2010 compared to an increase of $2.4 million during 2009 as Trustmark continued to take advantage of competitive disruptions and expand market share.  As shown in the accompanying table, net mortgage servicing income decreased to $13.9 million for 2010, compared to $15.9 million in 2009 and $15.7 million in 2008.  Loans serviced for others totaled $4.3 billion at December 31, 2010, compared with $4.2 billion at December 31, 2009, and $5.0 billion at December 31, 2008.  The decrease in loans serviced for others in 2009 was due to the sale of approximately $920.9 million in mortgages serviced for others, which also reduced Trustmark’s MSR by approximately $8.5 million.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$13,927	-12.3%	$15,885	0.9%	$15,741	11.0%
Change in fair value-MSR from runoff	(7,305)	14.7%	(8,567)	4.7%	(8,986)	3.8%
Gain on sales of loans, net	15,317	-26.2%	20,755	n/m	5,968	5.5%
Other, net	94	-88.6%	822	-68.5%	2,609	n/m
Mortgage banking income before hedge ineffectiveness	22,033	-23.7%	28,895	88.5%	15,332	41.4%
Change in fair value-MSR from market changes	(8,943)	n/m	6,607	n/m	(34,838)	n/m
Change in fair value of derivatives	16,255	n/m	(6,629)	n/m	45,986	n/m
Net positive (negative) hedge ineffectiveness	7,312	n/m	(22)	n/m	11,148	n/m
Mortgage banking, net	$29,345	1.6%	$28,873	9.0%	$26,480	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes. During 2010, net positive ineffectiveness of the MSR hedge was $7.3 million, which primarily resulted from income generated from a steep yield curve and net option premium, which are both core components of the MSR hedge strategy. Also contributing to the positive ineffectiveness was a modest widening in the spread between primary mortgage rates and the yield on the 10-year Treasury note.

In comparison, during 2009, net negative ineffectiveness of the MSR hedge was $22 thousand, which resulted from a tightening of the spread between primary mortgage rates and the yield on the 10-year Treasury note as a result of various government programs as well as a general improvement in the credit markets. Although this spread tightening had a negative impact on the MSR hedge, this was mostly offset by income generated from a steep yield curve and net option premium, which are both core components of the MSR hedge strategy.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $15.3 million in 2010 compared with $20.8 million in 2009 and $6.0 million in 2008.  The decline in the gain on sales of loans during 2010 resulted from a decrease in loan sales from secondary marketing activities offset by higher profit margins due to the current market environment. Loan sales totaled $1.149 billion during 2010, a decrease of  $458.0 million when compared with 2009 loan sales of $1.607 billion.

Other Income, Net

Other income, net for 2010 was $4.5 million, compared with $5.6 million in 2009 and $13.3 million in 2008.  The decrease of $1.1 million, or 20.0%, during 2010 primarily resulted from a reduction in gains on sales of student loans and increased amortization of the investment in related partnership tax credits offset by the Cadence merger transaction termination fee of $2.0 million . On October 6, 2010, Trustmark received notice that the board of directors of Cadence had accepted another acquisition proposal and terminated the Agreement and Plan of Reorganization with Trustmark dated September 21, 2010, triggering the payment of a $2.0 million termination fee from Cadence, which was recognized in other noninterest income during the fourth quarter of 2010.  During 2009, the $7.7 million, or 57.7%, decrease primarily resulted from a $1.0 million gain from the redemption of Trustmark’s shares in Visa upon their initial public offering along with $1.1 million of life insurance proceeds associated with Trustmark’s supplemental retirement plan that occurred during 2008.  In addition, Trustmark exercised its right to convert MasterCard Class B shares into marketable Class A shares and sold them through a liquidation program achieving a gain of $5.4 million during 2008.

Security Gains, Net

During 2010, in order to manage the duration of the securities portfolio and capitalize upon advantageous market conditions, Trustmark sold approximately $65.1 million of mortgage-related securities compared to $188.5 million of security sales in 2009. This resulted in $2.3 million of securities gains, net during 2010 compared to $5.5 million during 2009.

Noninterest Expense

Trustmark’s noninterest expense for 2010 increased $17.4 million, or 5.6%, compared to 2009, while noninterest expense for 2009 increased $24.5 million, or 8.6%, compared to 2008.  The increase during 2010 was primarily attributable to growth in salaries and benefits, loan expenses and real estate foreclosure expenses.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for 2010, 2009 and 2008 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	2010		2009		2008
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$174,582	3.1%	$169,252	-1.1%	$171,137	0.2%
Services and fees	41,949	4.1%	40,292	5.0%	38,379	3.0%
ORE/Foreclosure expense:
Writedowns	17,127	n/m	7,439	n/m	302	n/m
Carrying costs	7,250	34.9%	5,375	n/m	2,078	n/m
Total ORE/Foreclosure expense	24,377	90.2%	12,814	n/m	2,380	n/m
Net occupancy-premises	19,808	-1.2%	20,051	2.8%	19,508	5.4%
Equipment expense	17,135	4.1%	16,462	-1.0%	16,632	3.7%
FDIC assessment expense	12,161	-23.1%	15,808	n/m	3,471	n/m
Other expense	35,637	6.1%	33,580	4.2%	32,212	-0.9%
Total noninterest expense	$325,649	5.6%	$308,259	8.6%	$283,719	2.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $174.6 million in 2010, $169.3 million in 2009 and $171.1 million in 2008.  This increase primarily reflects modest general merit increases, higher stock-based and general incentive costs resulting from improved corporate performance and higher costs for the Capital Accumulation Plan which is primarily attributed to a one-time curtailment gain of $1.9 million recorded in 2009 as a result of the freeze in benefits of the Capital Accumulation Plan.

During 2009, salary expense increased approximately $684 thousand when compared with 2008.  This increase was primarily due to higher stock-based and general incentive costs.  Trustmark’s ongoing human capital management initiatives resulted in a decrease of 83 FTE employees at December 31, 2009 compared to December 31, 2008, which was primarily accomplished through attrition resulting from technology improvements.  Employee benefits expense for 2009 decreased by approximately $2.6 million when compared to 2008 and was primarily attributed to the one-time curtailment gain previously mentioned.

Services and Fees

Services and fees for 2010 increased $1.7 million, or 4.1%, when compared with 2009, while an increase of $1.9 million, or 5.0%, occurred when 2009 is compared with 2008.  The growth in services and fees expense during 2010 is primarily the result of the investment in a new core retail banking software system and was partially offset by decreased check clearing costs resulting from Trustmark’s use of industry-leading image technology to expedite funds availability.  The 2009 growth in services and fees expenses was due to Trustmark’s investment in a debit card rewards program implemented during 2008 and legal and professional expenses incurred throughout the year.

ORE/Foreclosure Expense

During 2010, ORE/Foreclosure expense increased $11.6 million, or 90.2% when compared with 2009.  The growth in ORE/Foreclosure expense during 2010 can be primarily attributed to other real estate writedowns of $17.1 million during 2010 compared with $7.4 million in 2009.  The increase in writedowns is associated with declines in property values resulting from the annual reappraisal process.  Because property values in Trustmark’s Florida market have been written down by approximately 48% from the point at which the loans failed to perform in accordance with contractual terms, Management anticipates that growth in other real estate foreclosure expenses will be slowed during 2011.

FDIC Assessment Expense

During 2010, FDIC insurance expense decreased $3.6 million, or 23.1% when compared with 2009 due to a special assessment applied to all insured institutions as of June 30, 2009.  On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2010, Trustmark’s remaining prepaid assessment amount was approximately $27.0 million.  As mentioned earlier, the Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. In addition, the Dodd-Frank Act increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.   The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  At this time, the FDIC has not clearly indicated at what point in the future these provisions will be implemented or how much the assessment rate will be impacted.  As TNB’s assets are only slightly below $10.0 billion, it is not clear whether we will be entitled to the fee increase offset described above once these provisions are implemented.

Other Expense

During 2010, other expenses increased $2.1 million, or 6.1%, while in 2009, other expenses increased $1.4 million, or 4.2%. The growth in other expenses in both 2010 and 2009 was primarily the result of an increase in loan expenses, which increased $3.0 million in 2010 and $842 thousand in 2009.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and / or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during 2010 were $2.1 million and were immaterial for 2009 and 2008.  Trustmark operates a conservative, full service mortgage banking business and is confident in its mortgage foreclosure processes.  Trustmark has not engaged in "robo-signing" and has not participated in private label securitizations, both of which have been a cause of concern in the mortgage industry.  Trustmark works diligently to keep borrowers in their homes, resorting to foreclosure only as a last option.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Insurance Division and the Wealth Management Division.  A description of each segment and the methodologies used to measure financial performance is described in Note 18 – Segment Information located in Item 8 – Financial Statements and Supplementary Data.  Net income for 2010, 2009 and 2008 by operating segment is presented below ($ in thousands):

	2010	2009	2008
General Banking	$92,391	$84,313	$79,471
Insurance	4,176	4,248	5,377
Wealth Management	4,069	4,486	7,569
Consolidated Net Income	$100,636	$93,047	$92,417

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through over 150 offices in Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Net interest income for the General Banking Division for 2010 decreased $2.2 million, or 0.6%, when compared with 2009.  Lower average earning asset balances coupled with a gradual downward repricing of Trustmark’s long-term fixed rate assets were mostly offset by an effort to reduce higher cost certificates of deposits along with prudent loan pricing, including the use of interest rate floors in the pricing of commercial loans.  Net interest income during 2009 increased $34.9 million, or 11.1%, when compared with 2008. Trustmark expanded its net interest margin during 2009 primarily due to three main factors: 1) disciplined deposit pricing afforded to Trustmark due to a strong liquidity position, 2) prudent loan pricing, including the use of minimum loan rates/floors and 3) the purchase of fixed rate securities in 2008, which were funded mostly with declining short-term floating rate liabilities.  The provision for loan losses during 2010 totaled $49.6 million compared with $77.1 million during 2009 and $76.4 million during 2008.  For more information on this change, please see the analysis of the Provision for Loan Losses located elsewhere in this document.

Noninterest income for the General Banking Division decreased by approximately $401 thousand during 2010 compared to an increase of $194 thousand during 2009.  Noninterest income for the General Banking Division represents 25.0% of total revenues for 2010 and 2009 as opposed to 27.0% for 2008 and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gain, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division increased $18.4 million and $27.0 million during 2010 and 2009, respectively.  During 2010 and 2009, other real estate writedowns increased $9.7 million and $7.1 million, respectively.  Carrying costs associated with other real estate also increased during both years by approximately $1.9 million and $3.3 million, respectively.  The increase in writedowns is associated with declines in property values resulting from the annual reappraisal process.  During 2010, salaries and employee benefits expense increased $6.3 million, which reflected modest general merit increases, higher stock-based and general incentive costs resulting from improved corporate performance and higher costs for the Capital Accumulation Plan.  During 2009, FDIC insurance expense increased $12.3 million due to a special assessment applied to all insured institutions as of June 30, 2009 and growth in fee assessment rates.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  Prior to July 30, 2010, TNB provided these services through The Bottrell Insurance Agency, Inc. (Bottrell), which is based in Jackson, Mississippi, and Fisher-Brown, Incorporated (Fisher-Brown), headquartered in Pensacola, Florida.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell to create a newly formed entity  named Fisher Brown Bottrell Insurance, Inc. (FBBI), a Mississippi corporation and subsidiary of Trustmark National Bank.  FBBI will maintain the trade names of Bottrell and Fisher Brown and will offer services through divisions under these respective names.  Financial results of FBBI will be reported as the combined results of the prior subsidiaries.

During 2010, net income for the Insurance Division decreased $72 thousand, or 1.7% compared to a decrease of $1.1 million, or 21.0% during 2009, primarily from a reduction in insurance commissions, which is contained in noninterest income.  For more information on this change, please see the analysis of Insurance commissions included in Noninterest Income located elsewhere in this document.

At December 31, 2010, Trustmark performed an impairment analysis on the reporting unit in the Insurance Division and concluded that no impairment charge was required.  The analysis indicated that the Insurance Division’s fair value increased to 104.9% of book value at December 31, 2010, compared with 104.6% reported at September 30, 2010 and 102.1% reported at June 30, 2010.  A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group, along with the Trust group, are the primary service providers in this segment.  Two wholly-owned subsidiaries of TNB are included in Wealth Management.  TIA is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  Also during 2010, TRMI acted as an agent to provide life, long-term care and disability insurance services for wealth management customers.  On December 30, 2010, TRMI was merged into Fisher Brown Bottrell Insurance, Inc., which will continue to provide insurance-related wealth advisory services through the Insurance Division beginning in 2011.

During 2010, net income for the Wealth Management Division decreased $417 thousand, or 9.3%, compared to a decrease during 2009 of $3.1 million, or 40.7%, primarily from a reduction in fees earned from trust services, which is contained in noninterest income.  For more information on this change, please see the analysis of Wealth Management income included in Noninterest Income located elsewhere in this document.

Income Taxes

For the year ended December 31, 2010, Trustmark’s combined effective tax rate was 29.5% compared to 32.1% in 2009 and 32.2% in 2008.  The decrease in Trustmark's effective tax rate in 2010 is mainly due to an increase in investments in partnerships providing federal and state income tax credits, as well as to immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Average earning assets totaled $8.287 billion, or 89.2% of total assets, at December 31, 2010, compared with $8.570 billion, or 90.0% of total assets, at December 31, 2009, a decrease of $282.9 million, or 3.3%.

Securities

When compared with December 31, 2009, total investment securities increased by $400.7 million during 2010.  This increase resulted primarily from purchases of Agency guaranteed securities offset by maturities and paydowns.  In addition, during 2010, Trustmark sold approximately $65.1 million in securities, generating a gain of approximately $2.3 million.  This was a strategy undertaken primarily to manage the duration of the securities portfolio and capitalize upon advantageous market conditions.

The securities portfolio is one of many tools Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering duration, composition, as well as balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of the portfolio at relatively low levels. During 2010, the weighted-average life of the portfolio has somewhat lengthened primarily due to slower prepayment expectations for mortgage related securities. As a result, the weighted-average life of the portfolio increased to 3.98 years at December 31, 2010, compared to 3.58 years at December 31, 2009.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at year end for each of the last three years:

Amortized Cost of Securities by Type
($ in thousands)	December 31,
	2010	2009	2008
Securities available for sale
U.S. Treasury securities	$-	$-	$6,502
U.S. Government agency obligations
Issued by U.S. Government agencies	12	20	27
Issued by U.S. Government sponsored agencies	124,093	48,685	24,821
Obligations of states and political subdivisions	159,418	115,118	98,323
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,719	11,765	8,476
Issued by FNMA and FHLMC	432,162	49,510	18,519
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,361,339	1,333,983	1,337,113
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	54,331	67,294	11,041
Corporate debt securities	-	6,087	8,254
Total securities available for sale	$2,143,074	$1,632,462	$1,513,076

Securities held to maturity
Obligations of states and political subdivisions	$53,246	$74,643	$102,901
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	6,058	7,044	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	78,526	148,226	156,728
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,017	3,071	-
Total securities held to maturity	$140,847	$232,984	$259,629

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At December 31, 2010, AFS securities totaled $2.177 billion, which represented 93.9% of the securities portfolio, compared to $1.684 billion, or 87.8%, at December 31, 2009.  At December 31, 2010, unrealized gains, net on AFS securities totaled $34.2 million compared with unrealized gains, net of $51.9 million at December 31, 2009.  At December 31, 2010, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, and U.S. Government agency obligations.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2010, HTM securities totaled $140.8 million and represented 6.1% of the total portfolio, compared with $233.0 million, or 12.2%, at the end of 2009.

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

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2010, and the weighted-average yield for each range of maturities (tax equivalent basis):

Maturity/Yield Analysis Table	Maturing
($ in thousands)			After One,		After Five,
	Within		But Within		But Within		After
	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$-	-	$12	3.86%	$-	-	$-	-	$12
Issued by U.S. Government sponsored agencies	-	-	-	-	124,093	2.99%	-	-	124,093
Obligations of states and political subdivisions	12,786	6.22%	44,163	3.86%	77,072	4.72%	25,397	5.10%	159,418
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	34	6.19%	9	6.18%	143	9.43%	11,533	5.51%	11,719
Issued by FNMA and FHLMC	-	-	6	5.05%	10,426	2.72%	421,730	3.24%	432,162
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	3	4.00%	5,614	4.24%	29,243	5.12%	1,326,479	4.24%	1,361,339
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	2,282	5.76%	44,629	3.90%	7,420	5.34%	54,331
Total securities available for sale	$12,823	6.22%	$52,086	3.98%	$285,606	3.81%	$1,792,559	4.03%	$2,143,074

Securities held to maturity
Obligations of states and political subdivisions	$3,662	6.75%	$16,459	6.68%	$24,425	7.28%	$8,700	8.79%	$53,246
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	-	-	-	-	6,058	4.57%	6,058
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	78,526	4.60%	78,526
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	3,017	4.65%	3,017
Total securities held to maturity	$3,662	6.75%	$16,459	6.68%	$24,425	7.28%	$96,301	4.98%	$140,847

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As of December 31, 2010, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at December 31, 2010:

Securities Portfolio by Credit Rating (1)
($ in thousands)
	December 31, 2010
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$1,983,653	92.6%	$2,017,609	92.7%
Aa1 to Aa3	85,844	4.0%	84,919	3.9%
A1 to A3	15,557	0.7%	15,614	0.7%
Baa1 to Baa3	385	0.0%	386	0.0%
Not Rated (2)	57,635	2.7%	58,721	2.7%
Total securities available for sale	$2,143,074	100.0%	$2,177,249	100.0%

Securities Held to Maturity
AAA	$87,805	62.3%	$89,488	61.7%
Aa1 to Aa3	26,426	18.8%	28,422	19.6%
A1 to A3	4,164	3.0%	4,272	2.9%
Baa1 to Baa3	534	0.4%	540	0.4%
Not Rated (2)	21,918	15.5%	22,421	15.4%
Total securities held to maturity	$140,847	100.0%	$145,143	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2010, approximately 93% of the available for sale securities are rated AAA and the same is true with respect to 62% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At December 31, 2010, loans held for sale totaled $153.0 million, consisting of $123.3 million of residential real estate mortgage loans in the process of being sold to third parties and $29.7 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2009, loans held for sale totaled $226.2 million, consisting of $145.2 million in residential real estate mortgage loans in the process of being sold to third parties and $81.0 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased $53.9 million of GNMA serviced loans, which were subsequently sold to a third party principally at par.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark benefited from this transaction by reducing the amount of delinquent loans serviced for GNMA as well as improving Trustmark’s servicer rating.  The effect of this transaction did not have a material impact on Trustmark’s results of operations.  Trustmark did not exercise their buy-back option on any delinquent loans serviced for GNMA during 2009 and 2008.

Loans and Allowance for Loan Losses

Loans

Loans at December 31, 2010 totaled $6.060 billion compared to $6.320 billion at December 31, 2009, a decrease of $259.6 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and the decision in prior years to discontinue indirect consumer auto loan financing.  In addition, current economic conditions have also reduced demand for credit.  The decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Texas and Florida markets of approximately $174.5 million since December 31, 2009.  The consumer loan portfolio decrease of $204.2 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at December 31, 2010, 2009, and 2008, was $201.1 million, $386.0 million, and $634.2 million, respectively, and had an average remaining life of 1.06 years at December 31, 2010 compared with 1.24 years at December 31, 2009.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

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

The table below shows the carrying value of the loan portfolio at the end of each of the last five years:

Loan Portfolio by Type
($ in thousands)	December 31,
	2010	2009	2008	2007	2006
Loans secured by real estate:
Construction, land development and other land loans	$583,316	$830,069	$1,028,788	$1,194,940	$896,254
Secured by 1-4 family residential properties	1,732,056	1,650,743	1,524,061	1,694,757	1,842,886
Secured by nonfarm, nonresidential properties	1,498,108	1,467,307	1,422,658	1,325,379	1,326,658
Other	231,963	197,421	186,915	167,610	148,921
Commercial and industrial loans	1,068,369	1,059,164	1,237,987	1,200,918	1,075,766
Consumer loans	402,165	606,315	895,046	1,087,337	934,261
Other loans	544,265	508,778	426,948	369,851	338,407
Loans	$6,060,242	$6,319,797	$6,722,403	$7,040,792	$6,563,153

The loan composition by region at December 31, 2010 is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	December 31, 2010
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$583,316	$132,021	$246,036	$43,902	$161,357
Secured by 1-4 family residential properties	1,732,056	72,114	1,471,570	156,210	32,162
Secured by nonfarm, nonresidential properties	1,498,108	183,250	800,096	199,127	315,635
Other	231,963	14,038	171,036	8,864	38,025
Commercial and industrial loans	1,068,369	16,053	772,104	81,743	198,469
Consumer loans	402,165	1,487	369,129	24,818	6,731
Other loans	544,265	25,488	466,016	18,538	34,223
Loans	$6,060,242	$444,451	$4,295,987	$533,202	$786,602

Construction, Land Development and Other Land Loans by Region
Lots	$83,183	$46,907	$22,764	$1,955	$11,557
Development	156,860	21,144	56,717	7,420	71,579
Unimproved land	212,417	57,811	94,586	24,094	35,926
1-4 family construction	89,232	2,277	60,875	5,019	21,061
Other construction	41,624	3,882	11,094	5,414	21,234
Construction, land development and other land loans	$583,316	$132,021	$246,036	$43,902	$161,357

Loans Secured by Nonfarm, Nonresidential Properties by Region
Income producing:
Retail	$173,601	$48,945	$69,985	$25,096	$29,575
Office	159,603	48,885	79,015	13,769	17,934
Nursing homes/assisted living	122,440	-	112,501	4,564	5,375
Hotel/motel	68,124	13,084	29,849	11,098	14,093
Industrial	36,273	9,355	5,132	1,246	20,540
Health care	13,505	-	12,377	59	1,069
Convenience stores	12,343	456	6,736	2,476	2,675
Other	163,453	13,050	67,199	12,819	70,385
Total income producing loans	749,342	133,775	382,794	71,127	161,646

Owner-occupied:
Office	123,688	18,296	63,318	18,255	23,819
Churches	117,552	2,182	54,153	55,744	5,473
Industrial warehouses	94,574	2,444	57,326	400	34,404
Health care	80,649	11,051	54,918	7,080	7,600
Convenience stores	61,913	1,277	35,271	2,855	22,510
Retail	36,556	5,732	22,688	1,521	6,615
Restaurants	30,537	800	24,053	3,994	1,690
Auto dealerships	20,875	606	15,530	1,516	3,223
Other	182,422	7,087	90,045	36,635	48,655
Total owner-occupied loans	748,766	49,475	417,302	128,000	153,989

Loans secured by nonfarm, nonresidential properties	$1,498,108	$183,250	$800,096	$199,127	$315,635

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At December 31, 2010, Trustmark held “alt A” mortgages with an aggregate principal balance of $4.2 million (0.10% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

Due to the short-term nature of most commercial real estate lending and the practice of annual renewal of commercial lines of credit, approximately one-third of Trustmark’s portfolio matures in less than one year.  Such a short-term maturity profile is not unusual for a commercial bank and provides Trustmark the opportunity to obtain updated financial information from its borrowers and to actively monitor its borrowers’ creditworthiness.  This maturity profile is well matched with many of Trustmark’s sources of funding, which are also short-term in nature.

The following table provides information regarding Trustmark’s loan maturities by category at December 31, 2010:

Loan Maturities by Category
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Construction, land development and other land loans	$421,947	$130,056	$31,313	$583,316
Secured by 1-4 family residential properties	529,371	257,036	945,649	1,732,056
Other loans secured by real estate	440,164	1,060,320	229,587	1,730,071
Commercial and industrial	507,147	494,702	66,520	1,068,369
Consumer loans	89,408	297,190	15,567	402,165
Other loans	145,136	155,744	243,385	544,265
Total	$2,133,173	$2,395,048	$1,532,021	$6,060,242

The following table provides information regarding Trustmark’s loan maturities by interest rate sensitivity at December 31, 2010:

Loan Maturities by Interest Rate Sensitivity
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Predetermined interest rates	$747,886	$2,062,912	$1,374,916	$4,185,714
Floating interest rates:
Loans which are at contractual floor	729,395	132,223	45,285	906,903
Loans which are free to float	655,892	199,913	111,820	967,625
Total floating interest rates	1,385,287	332,136	157,105	1,874,528
Total	$2,133,173	$2,395,048	$1,532,021	$6,060,242

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

The table below illustrates the changes in Trustmark’s allowance for loan losses as well as Trustmark’s loan loss experience for each of the last five years:

Analysis of the Allowance for Loan Losses
($ in thousands)	Years Ended December 31,
	2010	2009	2008	2007	2006

Balance at beginning of period	$103,662	$94,922	$79,851	$72,098	$76,691
Loans charged off:
Real estate loans	(50,395)	(55,148)	(48,182)	(8,678)	(1,511)
Loans to finance agricultural production and other loans to farmers	-	-	(3)	(297)	(3)
Commercial and industrial	(4,186)	(5,715)	(3,182)	(2,136)	(1,670)
Consumer	(10,234)	(15,759)	(15,976)	(10,207)	(7,740)
All other loans	(7,082)	(4,089)	(4,424)	(5,472)	(4,014)
Total charge-offs	(71,897)	(80,711)	(71,767)	(26,790)	(14,938)
Recoveries on loans previously charged off:
Real estate loans	417	555	208	57	152
Commercial and industrial	2,245	2,935	1,137	1,356	1,729
Consumer	6,395	5,997	5,874	5,944	6,130
All other loans	3,142	2,852	3,207	3,402	2,955
Total recoveries	12,199	12,339	10,426	10,759	10,966
Net charge-offs	(59,698)	(68,372)	(61,341)	(16,031)	(3,972)
Provision for loan losses	49,546	77,112	76,412	23,784	(5,938)
Allowance of acquired bank	-	-	-	-	5,317
Balance at end of period	$93,510	$103,662	$94,922	$79,851	$72,098

Percentage of net charge-offs during period to average loans outstanding during the period	0.95%	1.01%	0.87%	0.23%	0.06%

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

During 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon current regulatory guidance from its primary regulator.  This refined methodology delineated the commercial purpose and commercial construction loan portfolios into 13 separate loan types (or pools), which had similar characteristics, such as, repayment, collateral and risk profiles.  The 13 separate loan pools utilized a 10-point risk rating system to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type. This change expanded commercial loans from a single pool in 2008 and prior years to the thirteen separate pools and increased risk factors for commercial loan types to 130. The thirteen separate loan pools included nine basic loan groups, of which four groups were separated between Florida and non-Florida. This allowed Trustmark to reallocate loan loss reserves to loans that represent the highest risk.  As a result, approximately $8.0 million in qualitative reserves were reallocated to specific portfolios during 2009.

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

The quantitative factors utilized in determining the required reserve are intended to reflect a three-year average by loan type; however, because of the current economic environment and the development of the refined reserve methodology, a historical loss ratio utilizing both 2008 and 2009 was used.  Trustmark will develop its three-year loss factors utilizing 2008 as a base year.  The qualitative factors utilize eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.

At December 31, 2010, the allowance for loan losses was $93.5 million, a decrease of $10.2 million when compared with December 31, 2009.  Several larger commercial credit upgrades and declines in the loan portfolio contributed to the decrease in the allowance for loan losses.  Total allowance coverage of nonperforming loans, excluding impaired loans, at December 31, 2010, was 188.1%, compared to 150.1% at December 31, 2009.  Allocation of Trustmark’s $93.5 million allowance for loan losses represents 1.94% of commercial loans and 0.78% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.54% at December 31, 2010.  This compares with an allowance to total loans of 1.64% at December 31, 2009, which was allocated to commercial loans at 2.10% and to consumer and mortgage loans at 0.80%.

Net charge-offs for 2010 totaled $59.7 million, or 0.95% of average loans, compared to $68.4 million, or 1.01% in 2009, and $61.3 million, or 0.87% in 2008.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs for Florida, Mississippi and Tennessee shown in the table below exceeded their provision for 2010 because a large portion of charge-offs had been fully reserved in prior periods.  The increase for 2009 can be primarily attributed to a continued decline in commercial developments of residential real estate property values and sales activity.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Years Ended December 31,
	2010	2009	2008
Florida	$28,650	$36,405	$42,691
Mississippi (1)	18,963	21,799	14,690
Tennessee (2)	6,578	3,723	2,341
Texas	5,507	6,445	1,619
Total net charge-offs	$59,698	$68,372	$61,341

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off.  Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by 1-4 family residential real estate are generally charged-off or written down when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell. Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full during the month in which the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Nonperforming Assets

Nonperforming assets totaled $229.6 million at December 31, 2010, a decrease of $1.6 million relative to December 31, 2009.  Collectively, total nonperforming assets to total loans and other real estate at December 31, 2010 was 3.64% compared to 3.48% at December 31, 2009.  The increase is principally attributable to residential real estate conditions.  To put into proper perspective, the Florida market represented approximately 7.3% of Trustmark’s total loans but 37.5% of nonperforming assets, 40.2% of total provisioning and 48.0% of net charge-offs at December 31, 2010.

Nonperforming Assets
($ in thousands)	December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans
Florida	$53,773	$74,159	$75,092	$43,787	$4,429
Mississippi (1)	39,803	31,050	18,703	13,723	23,889
Tennessee (2)	14,703	12,749	3,638	4,431	3,708
Texas	34,644	23,204	16,605	3,232	4,373
Total nonaccrual loans	142,923	141,162	114,038	65,173	36,399
Other real estate
Florida	32,370	45,927	21,265	995	-
Mississippi (1)	24,181	22,373	6,113	1,123	1,065
Tennessee (2)	16,407	10,105	8,862	6,084	1,140
Texas	13,746	11,690	2,326	146	304
Total other real estate	86,704	90,095	38,566	8,348	2,509
Total nonperforming assets	$229,627	$231,257	$152,604	$73,521	$38,908

Nonperforming assets/total loans (including loans held for sale) and ORE	3.64%	3.48%	2.18%	1.02%	0.58%

Loans Past Due 90 days or more
Loans held for investment	$3,608	$8,901	$5,139	$4,853	$2,957

Serviced GNMA loans eligible for repurchase (no obligation to repurchase)	$15,777	$46,661	$18,095	$11,847	$8,510

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

See the previous discussion of Loans Held for Sale  for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Total nonaccrual loans increased $1.8 million during 2010 to $142.9 million, or 2.30% of total loans including loans held for sale, due primarily to residential real estate development and commercial real estate credits in Trustmark’s Mississippi and Texas markets, which were impaired and written-down to fair value of the underlying collateral less estimated cost of disposition.  Other real estate totaled $86.7 million at December 31, 2010, a decrease of $3.4 million when compared to December 31, 2009, as continued progress was made in the disposition of foreclosed properties in Trustmark’s Florida market. Florida other real estate balances declined 29.5% to total $32.4 million at December 31, 2010, which represents 37.3% of Trustmark’s other real estate.  Collectively, other real estate balances in Trustmark’s Florida market have been written down by approximately 48% from the point at which the loans failed to perform in accordance with contractual terms.  Other real estate in Trustmark’s Mississippi, Tennessee and Texas markets, which represent 62.7% of the total, did not experience as significant of an increase in real estate prices and market declines during the current economic cycle, as did Florida.  Trustmark continues to devote significant resources to managing risks related to other real estate.

The following table illustrates nonaccrual loans by loan type for the past five years:

Nonaccrual Loans by Loan Type
($ in thousands)
	December 31,
	2010	2009	2008	2007	2006
Construction, land development and other land loans	$57,831	$81,805	$72,582	$45,999	$2,182
Secured by 1-4 family residential properties	30,313	31,464	11,699	10,851	5,314
Secured by nonfarm, nonresidential properties	29,013	18,056	10,775	4,694	15,274
Other loans secured by real estate	6,154	2,097	3,351	165	75
Commercial and industrial	16,107	6,630	14,617	2,506	12,584
Consumer loans	2,112	973	976	883	754
Other loans	1,393	137	38	75	216
Total Nonaccrual Loans by Type	$142,923	$141,162	$114,038	$65,173	$36,399

The following table illustrates other real estate by type of property for the past five years:

Other Real Estate by Property Type
($ in thousands)
	December 31,
	2010	2009	2008	2007	2006
Construction, land development and other land loans	$61,963	$60,276	$28,824	$3,635	$408
1-4 family residential properties	13,509	11,001	8,443	4,446	1,536
Nonfarm, nonresidential properties	9,820	7,285	1,220	174	565
Other real estate loans	1,412	11,533	79	93	-
Total other real estate	$86,704	$90,095	$38,566	$8,348	$2,509

The following table illustrates writedowns of other real estate by region for the past three years:

Writedowns of Other Real Estate by Region
($ in thousands)
	Years Ended December 31,
	2010	2009	2008

Florida	$11,033	$5,155	$234
Mississippi (1)	4,844	1,336	2
Tennessee (2)	935	948	66
Texas	315	-	-
Total writedowns of other real estate	$17,127	$7,439	$302

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark has made significant progress in the resolution of its construction and land development portfolio in Florida.  Over the last 12 months, this portfolio has been reduced by $66.9 million, or 33.6%, to $132.0 million.  At December 31, 2010, the associated reserve for loan losses on this portfolio totaled $16.4 million, or 12.4%.  Managing credit risks resulting from the current economic and real estate market conditions continue to be a primary focus for Trustmark.

As seen in the table below, at December 31, 2010, approximately $43.3 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $22.9 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

Florida Credit Quality
 ($ in thousands)

	December 31, 2010
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$46,907	$15,964	$671	$10,037	$3,233	$2,023
Development	21,144	11,152	-	3,753	99	7,300
Unimproved land	57,811	37,098	21,676	2,164	779	12,479
1-4 family construction	2,277	1,081	-	-	-	1,081
Other construction	3,882	302	-	302	-	-
Construction, land development and other land loans	132,021	65,597	22,347	16,256	4,111	22,883
Commercial, commercial real estate and consumer	312,430	73,928	12,522	34,627	7,652	19,127

Total Florida loans	$444,451	$139,525	$34,869	$50,883	$11,763	$42,010

Florida Loan Loss Reserves by Loan Type	Total Loans	Loan Loss Reserves	Loan Loss Reserve % of Total Loans
Construction, land development and other land loans:
Lots	$46,907	$4,192	8.94%
Development	21,144	4,272	20.20%
Unimproved land	57,811	7,629	13.20%
1-4 family construction	2,277	32	1.41%
Other construction	3,882	259	6.67%
Construction, land development and other land loans	132,021	16,384	12.41%
Commercial, commercial real estate and consumer	312,430	7,276	2.33%

Total Florida loans	$444,451	$23,660	5.32%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
(4)
All nonaccrual loans over $500 thousand are individually assessed for impairment.  Impaired loans have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values, normally from recently received and reviewed appraisals.  Appraised values are adjusted down for costs associated with asset disposal.  At the time a loan is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.  However, as subsequent events dictate and estimated net realizable values decline, required reserves are established.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $11.8 million at December 31, 2010, an increase of $5.4 million when compared with December 31, 2009.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities served by Trustmark.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.045 billion at December 31, 2010, compared with $7.188 billion at December 31, 2009, a decrease of $143.9 million, or 2.0%.  This decline in deposits is comprised of a decrease in both noninterest-bearing and interest-bearing deposits of $48.6 million and $95.3 million, respectively.  Noninterest-bearing deposits decreased primarily due to day-to-day fluctuations in business Demand Deposit Accounts (DDA) balances. The decrease in interest-bearing deposits resulted primarily from a targeted effort to reduce higher-cost certificates of deposit partially offset by increases in high yield money market accounts and growth in balances held by public entities.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, and the treasury tax and loan note option account.  Short-term borrowings totaled $1.125 billion at December 31, 2010, an increase of $218.5 million, when compared with $907.0 million at December 31, 2009, as Trustmark utilized wholesale funding products to provide liquidity in response to a decrease in deposits over the same period.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

Federal funds purchased and securities sold under repurchase agreements:	2010	2009	2008
Amount outstanding at end of period	$700,138	$653,032	$811,129
Weighted average interest rate at end of period	0.19%	0.11%	0.18%
Maximum amount outstanding at any month end during each period	$827,162	$738,201	$927,902
Average amount outstanding during each period	$580,427	$621,638	$626,767
Weighted average interest rate during each period	0.20%	0.18%	1.66%

Short-term borrowings:
Amount outstanding at end of period	$425,343	$253,957	$730,958
Weighted average interest rate at end of period	0.57%	0.69%	0.82%
Maximum amount outstanding at any month end during each period	$425,343	$766,715	$730,958
Average amount outstanding during each period	$209,550	$371,173	$276,974
Weighted average interest rate during each period	0.86%	0.66%	2.54%

Benefit Plans

Capital Accumulation Plan

As disclosed in Note 12 – Defined Benefit and Other Postretirement Benefits included in Item 8 - Financial Statements and Supplementary Data, Trustmark maintains a noncontributory defined benefit pension plan, which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During 2009, Trustmark recorded a one-time curtailment gain of $1.9 million as a result of the freeze in plan benefits due to the recognition of the prior service credits previously included in accumulated other comprehensive loss.

At December 31, 2010, the fair value of plan assets totaled $77.8 million and was exceeded by the plan projected benefit obligation of $94.1 million by $16.3 million.  Net periodic benefit cost equaled $2.8 million in 2010 compared with $51 thousand in 2009 and $2.3 million in 2008.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2010, 2009 and 2008, the process used to select the discount rate assumption under FASB ASC Topic 715, “Employers’ Accounting for Pensions,” takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  For 2010, the minimum required contribution was zero; however, in July 2010, Trustmark made a voluntary contribution of $1.9 million to improve the funded status of the plan.  For 2009, Trustmark’s minimum required contribution was zero and there was no voluntary contribution.  During 2011, Trustmark’s minimum required contribution is expected to be zero; however, Management and the Board of Directors will monitor the plan throughout 2011 to determine any funding requirements by the plan’s measurement date.

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

At December 31, 2010, the accrued benefit obligation equaled $45.4 million, while the net periodic benefit cost equaled $3.5 million in 2010 and 2009, and $3.7 million in 2008.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plan’s measurement date, which is December 31. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2010, these unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both December 31, 2010 and 2009, Trustmark had commitments to extend credit of $1.6 billion and $1.7 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At December 31, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $185.6 million and $187.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Trustmark is obligated under certain contractual arrangements.  The amount of the payments due under those obligations as of December 31, 2010 is shown in the table below:

Contractual Obligations
($ in thousands)

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Subordinated notes	$-	$-	$-	$49,806	$49,806
Junior subordinated debt securities	-	-	-	61,856	61,856
Operating lease obligations	6,013	9,574	6,108	5,448	27,143
Time deposits	1,800,167	280,058	44,448	108	2,124,781
FHLB advances	350,000	-	-	-	350,000
Securities sold under repurchase agreements	234,037	-	-	-	234,037
Total	$2,390,217	$289,632	$50,556	$117,218	$2,847,623

Capital Resources

At December 31, 2010, Trustmark’s total shareholders’ equity was $1.149 billion, an increase of $39.4 million from its level at December 31, 2009.  During 2010, shareholders’ equity increased primarily as a result of net income of $100.6 million and was offset by an increase in accumulated other comprehensive loss of $9.8 million and common stock dividends of $59.3 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Common Stock Offering

On December 7, 2009, Trustmark completed a public offering of 6,216,216 shares of its common stock, including 810,810 shares issued pursuant to the exercise of the underwriters’ over-allotment option, at a price of $18.50 per share. Trustmark received net proceeds of approximately $109.3 million after deducting underwriting discounts, commissions and estimated offering expenses.  Proceeds from this offering were used in the repurchase of Senior Preferred Stock discussed below.

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

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of December 31, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2010, which Management believes have affected TNB’s present classification.

In addition, during 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.

Regulatory Capital Table
($ in thousands)
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At December 31, 2010:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Dividends on Common Stock

Dividends per common share for the years ended December 31, 2010 and 2009 were $0.92.  Trustmark’s dividend payout ratio for 2010, 2009 and 2008 was 58.2%, 73.0%, and 57.9%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2011 approximately $68.6 million plus its net income for that year to pay as dividends.  The actual amount of any dividends declared in 2011 will be determined by Trustmark’s Board of Directors.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during 2010, 2009 or 2008 and currently has no authorization from the Board of Directors to repurchase its common stock.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes Federal funds purchased, brokered deposits, FHLB advances, securities sold under agreements to repurchase as well as the Federal Reserve Discount Window (Discount Window) to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.116 billion for 2010 and represented approximately 76.6% of average liabilities and shareholders’ equity when compared to average deposits of $7.012 billion, which represented 73.7% of average liabilities and shareholders’ equity for 2009.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2010, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $147.9 million compared to $107.7 million at December 31, 2009.  At December 31, 2010 and December 31, 2009, Trustmark had no outstanding brokered certificates of deposit.

At December 31, 2010, Trustmark had $415.0 million of upstream Federal funds purchased, compared to $454.0 million at December 31, 2009.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $350.0 million in advances at December 31, 2010, compared with $200.0 million in advances at December 31, 2009.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.585 billion at December 31, 2010.

Additionally, during 2010, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At December 31, 2010, Trustmark had approximately $497.4 million available in repurchase agreement capacity compared to $245.5 million at December 31, 2009.

Another borrowing source is the Discount Window.  At December 31, 2010, Trustmark had approximately $845.5 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $821.6 million at December 31, 2009.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At December 31, 2010, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, currently qualify as Tier 2 capital for both TNB and Trustmark.

During 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust).  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option beginning after five years.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.856 million in aggregate principal amount of Trustmark’s junior subordinated debentures.  The net proceeds to Trustmark from the sale of the related junior subordinated debentures to the Trust were used to assist in financing Trustmark’s merger with Republic.  On October 7, 2010, upon receipt of approval from the Federal Reserve Bank of Atlanta, the trust preferred securities of the Republic Trust, which totaled $8.0 million, were redeemed at par plus accrued interest and the junior subordinated debt securities were repaid.

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At December 31, 2010, Trustmark had $36.8 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  Trustmark repurchased the 215,000 shares of Senior Preferred Stock from the Treasury in December 2009.  Also, in December 2009, Trustmark issued common stock and received net proceeds of $109.3 million to use in the repurchase of the Senior Preferred Stock.  At December 31, 2010, Trustmark has no shares of preferred stock issued.  For further information regarding Trustmark’s repurchase of Senior Preferred Stock and the issuance of common stock, please refer to the section Capital Resources found elsewhere in this report.

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

Derivatives

Trustmark uses financial derivatives for management of interest rate risk.  The Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies.  The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts, both futures contracts and options on futures contracts, interest rate swaps, interest rate caps and interest rate floors.  In addition, Trustmark may, in the future, enter into derivative contracts as counterparty to one or more customers in connection with loans extended to those customers.  These transactions would be designed to hedge exposures of the customers and would not be entered into by Trustmark for speculative purposes.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $230.9 million at December 31, 2010, with a positive valuation adjustment of $3.5 million, compared to $267.0 million, with a positive valuation adjustment of $2.1 million as of December 31, 2009.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $7.3 million for the year ended December 31, 2010 and a net negative ineffectiveness of $22 thousand for the year ended December 31, 2009. Increased federal regulation of the over-the-counter derivative markets may increase the cost to Trustmark to administer  derivative programs.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20.”   On January 19, 2011, the FASB issued Accounting Standards Update (ASU) 2011-01, which temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferral will allow the FASB to complete its deliberations on what constitutes a TDR, and to coordinate the effective dates of the new disclosures about TDRs for public entities in ASU 2010-20 and the guidance for determining what constitutes a TDR. Without the deferral, public-entity creditors would have been required to comply with the disclosures about TDRs in ASU 2010-20 for periods beginning on or after December 15, 2010.

ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” In December 2010, the FASB issued ASU 2010-28 which modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, “Intangibles -Goodwill and Other,” for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for a public entity and is not expected to have a significant impact on Trustmark’s financial statements.

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the Allowance for Loan Losses (Allowance).  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. Disclosures related to period-end information will be effective in all interim and annual reporting periods ending on or after December 15, 2010.  Disclosures of activity that occurs during a reporting period are required in interim or annual periods beginning on or after December 15, 2010.  The required disclosures are reported in Note 4 – Loans and Allowance for Loan Losses.

ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset.”  In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 and did not have a significant impact on Trustmark’s financial statements.

ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” In February 2010, the FASB issued ASU 2010-09, to address potential practice issues associated with FASB ASC Topic 855 (Statement 165). The ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements.  This amendment was immediately effective.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Trustmark beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for Trustmark on January 1, 2010 and are reported in Note 16 – Fair Value.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  In June 2009, the FASB issued SFAS No. 167, codified as ASU 2009-17, which modifies how a company determines when a variable interest entity (VIE) that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate a VIE is based on, among other things, the VIE’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. ASU 2009-17 became effective for Trustmark’s financial statements on January 1, 2010 and the adoption did not have a significant impact on Trustmark’s financial statements.

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

Financial simulation models are the primary tools used by Trustmark’s Asset/Liability Committee to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Based on the results of the simulation models using static balances at both December 31, 2010 and 2009, it is estimated that net interest income may decrease 3.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time periods.  In the event of a 100 basis point decrease in interest rates using static balances at December 31, 2010, it is estimated net interest income may decrease by 3.6% compared to a 0.8% decrease at December 31, 2009.  At December 31, 2010 and 2009, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at December 31, 2010 and 2009:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2010	2009
Change in Interest Rates
+200 basis points	-3.2%	-3.2%
+100 basis points	-2.0%	-2.2%
-100 basis points	-3.6%	-0.8%

As shown in the table above, the interest rate shocks illustrate the negative contribution to net interest income in both rising and falling interest rate environments.  Although there are several contributing factors, the primary reason in a one-year, shocked, down 100 basis point rate shift scenario is an increased speed of prepayment of mortgage-related assets reinvested at lower interest rates, only partially offset by declining deposit costs.  In the one-year, shocked, up 200 basis point rate shift scenario, the principal factor is an increased cost of deposits and other short-term liabilities.  Although an increase in the rate on floating rate loans partially offsets this additional cost, it is limited by the interest rate floors placed on these loans. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2011 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The net change in the present value of the asset and liability cash flows in the different market rate environments is the amount of economic value at risk from those rate movements, which is referred to as net portfolio value. As of December 31, 2010, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 0.5%, while an instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 4.6%.  In comparison, the models indicated a net portfolio value increase of 1.1% as of December 31, 2009, had interest rates moved up instantaneously 200 basis points, and a decrease of 4.0%, had an instantaneous 100 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at December 31, 2010 and 2009:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2010	2009
Change in Interest Rates
+200 basis points	0.5%	1.1%
+100 basis points	1.4%	1.5%
-100 basis points	-4.6%	-4.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

Jackson, Mississippi
February 25, 2011

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands except share data)

	December 31,
	2010	2009
Assets
Cash and due from banks (noninterest-bearing)	$161,544	$213,519
Federal funds sold and securities purchased
under reverse repurchase agreements	11,773	6,374
Securities available for sale (at fair value)	2,177,249	1,684,396
Securities held to maturity (fair value: $145,143-2010; $240,674-2009)	140,847	232,984
Loans held for sale	153,044	226,225
Loans	6,060,242	6,319,797
Less allowance for loan losses	93,510	103,662
Net loans	5,966,732	6,216,135
Premises and equipment, net	142,289	147,488
Mortgage servicing rights	51,151	50,513
Goodwill	291,104	291,104
Identifiable intangible assets	16,306	19,825
Other real estate	86,704	90,095
Other assets	355,159	347,360
Total Assets	$9,553,902	$9,526,018

Liabilities
Deposits:
Noninterest-bearing	$1,636,625	$1,685,187
Interest-bearing	5,407,942	5,503,278
Total deposits	7,044,567	7,188,465
Federal funds purchased and securities sold under repurchase agreements	700,138	653,032
Short-term borrowings	425,343	253,957
Long-term FHLB advance	-	75,000
Subordinated notes	49,806	49,774
Junior subordinated debt securities	61,856	70,104
Other liabilities	122,708	125,626
Total Liabilities	8,404,418	8,415,958

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 63,917,591 shares - 2010;
63,673,839 shares - 2009	13,318	13,267
Capital surplus	256,675	244,864
Retained earnings	890,917	853,553
Accumulated other comprehensive loss, net of tax	(11,426)	(1,624)
Total Shareholders' Equity	1,149,484	1,110,060
Total Liabilities and Shareholders' Equity	$9,553,902	$9,526,018

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
	Years Ended December 31,
	2010	2009	2008
Interest Income
Interest and fees on loans	$324,118	$354,518	$429,681
Interest on securities:
Taxable	77,078	80,715	46,161
Tax exempt	5,577	5,349	5,113
Interest on federal funds sold and securities purchased
under reverse repurchase agreements	36	66	502
Other interest income	1,409	1,414	1,822
Total Interest Income	408,218	442,062	483,279
Interest Expense
Interest on deposits	48,657	78,886	139,922
Interest on federal funds purchased and securities
sold under repurchase agreements	1,183	1,133	10,393
Other interest expense	6,355	7,834	13,804
Total Interest Expense	56,195	87,853	164,119
Net Interest Income	352,023	354,209	319,160
Provision for loan losses	49,546	77,112	76,412
Net Interest Income After Provision for Loan Losses	302,477	277,097	242,748
Noninterest Income
Service charges on deposit accounts	55,183	54,087	53,717
Insurance commissions	27,691	29,079	32,440
Wealth management	21,872	22,079	27,600
Bank card and other fees	25,014	23,041	23,230
Mortgage banking, net	29,345	28,873	26,480
Other, net	4,493	5,616	13,286
Securities gains, net	2,329	5,467	505
Total Noninterest Income	165,927	168,242	177,258
Noninterest Expense
Salaries and employee benefits	174,582	169,252	171,137
Services and fees	41,949	40,292	38,379
ORE/Foreclosure expense	24,377	12,814	2,380
Net occupancy - premises	19,808	20,051	19,508
Equipment expense	17,135	16,462	16,632
FDIC assessment expense	12,161	15,808	3,471
Other expense	35,637	33,580	32,212
Total Noninterest Expense	325,649	308,259	283,719
Income Before Income Taxes	142,755	137,080	136,287
Income taxes	42,119	44,033	43,870
Net Income	100,636	93,047	92,417
Preferred stock dividends	-	10,124	1,165
Accretion of discount on preferred stock	-	9,874	188
Net Income Available to Common Shareholders	$100,636	$73,049	$91,064

Earnings Per Common Share
Basic	$1.58	$1.26	$1.59
Diluted	$1.57	$1.26	$1.59

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)
						Accumulated
		Common Stock				Other
	Preferred	Shares		Capital	Retained	Comprehensive
	Stock	Outstanding	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2008	$-	57,272,408	$11,933	$124,161	$797,993	$(14,451)	$919,636
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	92,417	-	92,417
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	19,090	19,090
Net change in capital accumulation and other postretirement benefit plans:
Net change in prior service cost	-	-	-	-	-	(451)	(451)
Net increase in loss	-	-	-	-	-	(18,905)	(18,905)
Comprehensive income							92,151
Issuance of preferred stock and warrant	205,126	-	-	10,062	(188)	-	215,000
Cash dividends paid on common stock ($0.92 per share)	-	-	-	-	(53,022)	-	(53,022)
Common stock issued, long-term incentive plan	-	52,329	11	1,312	(558)	-	765
Compensation expense, long-term incentive plan	-	-	-	3,936	-	-	3,936
Balance, December 31, 2008	205,126	57,324,737	11,944	139,471	836,642	(14,717)	1,178,466
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	93,047	-	93,047
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	13,691	13,691
Net change in capital accumulation and other postretirement benefit plans:
Net change in prior service cost	-	-	-	-	-	(1,164)	(1,164)
Net decrease in loss	-	-	-	-	-	566	566
Comprehensive income							106,140
Common stock offering	-	6,216,216	1,295	108,001	-	-	109,296
Repurchase of preferred stock and warrant	(205,126)	-	-	(10,000)	(9,874)	-	(225,000)
Cash dividends paid on common stock ($0.92 per share)	-	-	-	-	(53,295)	-	(53,295)
Cash dividends paid on preferred stock	-	-	-	-	(11,288)	-	(11,288)
Common stock issued, long-term incentive plan	-	132,886	28	2,835	(1,679)	-	1,184
Compensation expense, long-term incentive plan	-	-	-	4,557	-	-	4,557
Balance, December 31, 2009	-	63,673,839	13,267	244,864	853,553	(1,624)	1,110,060
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	100,636	-	100,636
Other comprehensive income, net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	(10,967)	(10,967)
Net change in capital accumulation and other postretirement benefit plans:
Net change in prior service cost	-	-	-	-	-	76	76
Net decrease in loss	-	-	-	-	-	1,089	1,089
Comprehensive income							90,834
Cash dividends paid on common stock ($0.92 per share)	-	-	-	-	(59,302)	-	(59,302)
Common stock issued, long-term incentive plan	-	243,752	51	7,047	(3,970)	-	3,128
Compensation expense, long-term incentive plan	-	-	-	4,824	-	-	4,824
Other	-	-	-	(60)	-	-	(60)
Balance, December 31, 2010	$-	63,917,591	$13,318	$256,675	$890,917	$(11,426)	$1,149,484

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
	Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$100,636	$93,047	$92,417
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	49,546	77,112	76,412
Depreciation and amortization	25,646	26,489	26,914
Net amortization (accretion) of securities	3,264	(110)	1,109
Securities gains, net	(2,329)	(5,467)	(505)
Gains on sales of loans, net	(15,317)	(21,705)	(6,046)
Deferred income tax benefit	(6,389)	(4,477)	(17,673)
Proceeds from sales of loans held for sale	1,164,541	1,627,971	1,350,017
Purchases and originations of loans held for sale	(1,127,346)	(1,553,674)	(1,413,152)
Originations and sales of mortgage servicing rights	(16,885)	(9,590)	(19,515)
Net decrease (increase) in other assets	1,588	(61,545)	11,039
Net increase (decrease) in other liabilities	736	(1,391)	(27,471)
Other operating activities, net	29,087	5,657	39,117
Net cash provided by operating activities	206,778	172,317	112,663

Investing Activities
Proceeds from calls and maturities of securities held to maturity	92,324	37,217	30,207
Proceeds from calls and maturities of securities available for sale	650,419	388,781	230,021
Proceeds from sales of securities available for sale	65,074	188,460	157,949
Purchases of securities held to maturity	-	(10,428)	(14,833)
Purchases of securities available for sale	(1,227,199)	(691,195)	(1,458,061)
Net (increase) decrease in federal funds sold and securities
purchased under reverse repurchase agreements	(5,399)	17,027	(5,404)
Net decrease in loans	138,071	256,885	218,149
Purchases of premises and equipment	(6,720)	(6,279)	(16,861)
Proceeds from sales of premises and equipment	183	623	170
Proceeds from sales of other real estate	48,019	18,290	8,289
Net cash (used in) provided by investing activities	(245,228)	199,381	(850,374)

Financing Activities
Net (decrease) increase in deposits	(143,898)	364,595	(45,402)
Net increase (decrease) in federal funds purchased and
securities sold under repurchase agreements	47,106	(158,097)	350,366
Net increase (decrease) in short-term borrowings	147,689	(518,504)	234,951
Proceeds from long-term FHLB advances	-	75,000	-
Redemption of junior subordinated debt securities	(8,248)	-	-
Common stock dividends	(59,302)	(53,295)	(53,022)
Common stock issued-net, long-term incentive plan	1,273	593	567
Excess tax benefit from stock-based compensation arrangements	1,855	591	198
Proceeds from issuance of preferred stock and warrant	-	-	215,000
Repurchase of preferred stock	-	(215,000)	-
Preferred stock dividends	-	(11,288)	-
Proceeds from issuance of common stock, net	-	109,296	-
Repurchase of common stock warrant	-	(10,000)	-
Net cash (used in) provided by financing activities	(13,525)	(416,109)	702,658

Decrease in cash and cash equivalents	(51,975)	(44,411)	(35,053)
Cash and cash equivalents at beginning of year	213,519	257,930	292,983
Cash and cash equivalents at end of year	$161,544	$213,519	$257,930

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2011 actual conditions could vary from those anticipated, which could affect our results of operations and financial condition.  The allowance for loan losses, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

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

Trustmark reviews securities for impairment quarterly. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and Trustmark’s intent to sell the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark did not exercise their buy-back option on any delinquent loans serviced for GNMA during 2009.  GNMA loans eligible for repurchase had an unpaid principal balance of $29.7 million at December 31, 2010, $81.0 million at December 31, 2009 and $39.5 million at December 31, 2008.

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

Trustmark established acceptable ranges or limits for individual types of credit underwriting where the overall risk of individual credits are restrained by maximum repayment periods, maximum loan to value ratios, minimum debt service coverage ratios, maximum advance rates and required ongoing monitoring of these measures.  These measures are periodically reviewed to ensure that such ranges and limits accurately reflect the level of restraint for overall loan risk.  It is accepted that not all extensions of credit will fully comply with all established policy limitations and to the end, all exceptions to loan policy must be properly approved and justified by means of such features of the loan that mitigate the perceived risk from an extension of credit that falls outside one or more of the policy limitations.

Past due loans are loans contractually past due 30 days or more as to principal or interest payments.  A loan is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due on commercial credits and 120 days past due on non-business purpose credits.  In addition, a credit may be placed on nonaccrual at any other time Management has serious doubts about further collectibility of principal or interest according to the contractual terms, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and well secured.  When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income.  Interest received on nonaccrual loans is applied against principal.  Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A loan is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All classes of commercial loans at $500,000 or more, which are classified as nonaccrual, are identified for impairment analysis.  Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  The policy for recognizing income on impaired loans is consistent with the nonaccrual policy.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer loans secured by 1-4 family residential real estate are generally charged-off or written down to the fair value of the collateral less costs to sell, no later than when the loan becomes 180 days past due.   Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full no later than when the loan becomes 120 days past due.  Credit card loans are generally charged-off in full on or before 180 days of delinquency.

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

Historical Valuation Allowances

Historical valuation allowances are calculated for pools of loans based on the historical loss experience of specific types of loans.  Trustmark calculates historical net charge-off ratios for pools of loans with similar characteristics based on the proportion of actual charge-offs and recoveries experienced to the total population of loans in the pool.  The historical net loss ratios are periodically updated based on subsequent net charge-off experience.  A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.  Trustmark’s pools of similar loans include commercial and industrial loans, commercial loans secured by real estate, consumer loans and 1-4 family residential mortgages.

Qualitative Risk Valuation Allowances

These allowances are based on general economic conditions and other qualitative factors, both internal and external to the bank.  These allowances are determined by evaluating a range of potential factors, which may include one or more of the following: (i) the experience, ability and effectiveness of the bank’s lending management and staff assigned to the loan; (ii) adherence to Trustmark’s loan policies, procedures and internal controls; (iii) impact of recent performance trends by region; (iv) national and regional economic trends and conditions; (v) concentrations of commercial and consumer credits in Trustmark’s loan portfolio by region; (vi) collateral, financial and underwriting exception trends by region; (vii) the impact of recent significant natural disasters or catastrophes and (viii) the impact of recent acquisitions.

Management evaluates the degree of risk that these components have on the quality of the loan portfolio not less frequently than quarterly.  The results are then input into a “qualitative factor allocation matrix” to determine an appropriate qualitative risk allowance.

During 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon current regulatory guidance from its primary regulator.  This refinement resulted in Trustmark classifying commercial loans into thirteen separate homogenous loan types with common risk characteristics, while taking into consideration the uniqueness of Trustmark’s markets.  In addition, Trustmark combined its quantitative historical loan loss factors and qualitative risk factors for each of its homogenous loan types, which allowed for better segmentation of the loan portfolio based upon the risk characteristics that are presented.  Because of these enhancements, Trustmark reallocated loan loss reserves to loans that represent the highest risk.  These changes also resulted in approximately $8.0 million in qualitative reserves being allocated to specific portfolios during 2009.  During the first quarter of 2010, Trustmark refined the allowance for loan loss methodology for commercial loans by segregating the pools into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market while continuing to utilize a 10-point risk rating system for each pool.  As a result, risk rate factors for commercial loan types increased to 360 while having an immaterial impact to the overall balance of the allowance for loan losses.

Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to seven years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method. Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2010, 2009 or 2008.

Mortgage Servicing Rights

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the mortgage servicing rights (MSR) when loans are sold and the associated servicing rights are retained.  Trustmark has elected to account for MSR at fair value.  Trustmark also incorporates an economic hedging strategy, which utilizes a portfolio of derivative instruments that are accounted for at fair value with changes recorded in the results of operations, such as interest rate futures contracts and exchange-traded option contracts, to achieve a return that would substantially offset the changes in fair value of MSR attributable to interest rates.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.

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

Other Real Estate Owned

Other real estate owned includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to net income in ORE/Foreclosure expense. Costs of operating and maintaining the properties as well as gains (losses) on their disposition are also included in ORE/Foreclosure expense as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Federal Home Loan Bank and Federal Reserve Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), are carried at cost and totaled $40.7 million at December 31, 2010 and $38.0 million at December 31, 2009.  Trustmark’s investment in FRB and FHLB stock is included in other assets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  At December 31, 2010, the fair value of Trustmark’s stock in the FHLB of Dallas gave rise to no other-than-temporary impairment.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized through the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2010 or 2009.

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

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that attempts to economically offset the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  Change in MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging MSR fair value is measured by comparing total hedge cost to the change in fair value of the MSR attributable to interest rate changes.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of excess forward sales contracts.

Income Taxes

Trustmark accounts for uncertain tax positions in accordance with FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting and disclosure for uncertainty in tax positions.  Under the guidance of FASB ASC Topic 740, Trustmark accounts for deferred income taxes using the liability method.  Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax basis of Trustmark’s assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled and are presented net in the balance sheet in other assets.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2010	2009	2008
Income taxes paid	$53,628	$60,456	$56,906
Interest expense paid on deposits and borrowings	59,858	93,402	176,456
Noncash transfers from loans to foreclosed properties	61,786	78,300	38,955
Transfer of long-term FHLB advance to short-term	75,000	-	-

Per Share Data

Trustmark accounts for per share data in accordance with FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Trustmark has determined that its outstanding nonvested stock awards and deferred stock units are not participating securities.  Based on this determination, no change has been made to Trustmark’s current computation for basic and diluted earnings per share.

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards and common stock warrants for 2010, 2009 and 2008, totaled 1.259 million, 1.552 million and 1.659 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2010	2009	2008
Basic shares	63,849	57,834	57,301
Dilutive shares	190	102	36
Diluted shares	64,039	57,936	57,337

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20.”   On January 19, 2011, the FASB issued Accounting Standards Update (ASU) 2011-01, which temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferral will allow the FASB to complete its deliberations on what constitutes a TDR, and to coordinate the effective dates of the new disclosures about TDRs for public entities in ASU 2010-20 and the guidance for determining what constitutes a TDR. Without the deferral, public-entity creditors would have been required to comply with the disclosures about TDRs in ASU 2010-20 for periods beginning on or after December 15, 2010.

ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  In December 2010, the FASB issued ASU 2010-28 which modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, “Intangibles -Goodwill and Other,” for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for a public entity and is not expected to have a significant impact on Trustmark’s financial statements.

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the Allowance for Loan Losses (Allowance).  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. Disclosures related to period-end information will be effective in all interim and annual reporting periods ending on or after December 15, 2010.  Disclosures of activity that occurs during a reporting period are required in interim or annual periods beginning on or after December 15, 2010.  The required disclosures are reported in Note 4 – Loans and Allowance for Loan Losses.

ASU 2010-18, “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset.”  In April 2010, the FASB issued ASU 2010-18, which states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, “Receivables—Troubled Debt Restructurings by Creditors”. The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 and did not have a significant impact on Trustmark’s financial statements.

ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements.” In February 2010, the FASB issued ASU 2010-09, to address potential practice issues associated with FASB ASC Topic 855 (Statement 165). The ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements.  This amendment was immediately effective.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for Trustmark beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for Trustmark on January 1, 2010 and are reported in Note 16 – Fair Value.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  In June 2009, the FASB issued SFAS No. 167, codified as ASU 2009-17, which modifies how a company determines when a variable interest entity (VIE) that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate a VIE is based on, among other things, the VIE’s purpose and design and a company’s ability to direct the activities of the VIE that most significantly impact the VIE’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. ASU 2009-17 became effective for Trustmark’s financial statements on January 1, 2010 and the adoption did not have a significant impact on Trustmark’s financial statements.

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

Note 2 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2010 and 2009 were $31.8 million and $14.9 million, respectively.

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2010 and 2009 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$12	$-	$-	$12	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	124,093	114	(2,184)	122,023	-	-	-	-
Obligations of states and political subdivisions	159,418	2,259	(2,040)	159,637	53,246	2,628	(10)	55,864
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,719	723	-	12,442	6,058	171	-	6,229
Issued by FNMA and FHLMC	432,162	1,188	(6,846)	426,504	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,361,339	43,788	(4,311)	1,400,816	78,526	1,503	-	80,029
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	54,331	2,007	(523)	55,815	3,017	6	(2)	3,021
Total	$2,143,074	$50,079	$(15,904)	$2,177,249	$140,847	$4,308	$(12)	$145,143

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government agencies	$20	$-	$-	$20	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	48,685	-	(768)	47,917	-	-	-	-
Obligations of states and political subdivisions	115,118	2,758	(368)	117,508	74,643	2,551	(211)	76,983
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,765	462	(35)	12,192	7,044	10	(65)	6,989
Issued by FNMA and FHLMC	49,510	366	(597)	49,279	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,333,983	48,650	(77)	1,382,556	148,226	5,448	-	153,674
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	67,294	1,506	(65)	68,735	3,071	-	(43)	3,028
Corporate debt securities	6,087	102	-	6,189	-	-	-	-
Total	$1,632,462	$53,844	$(1,910)	$1,684,396	$232,984	$8,009	$(319)	$240,674

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$86,917	$(2,184)	$-	$-	$86,917	$(2,184)
Obligations of states and political subdivisions	65,523	(2,045)	307	(5)	65,830	(2,050)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	312,787	(6,846)	-	-	312,787	(6,846)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	232,279	(4,311)	-	-	232,279	(4,311)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	21,073	(525)	-	-	21,073	(525)
Total	$718,579	$(15,911)	$307	$(5)	$718,886	$(15,916)

December 31, 2009
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$47,917	$(768)	$-	$-	$47,917	$(768)
Obligations of states and political subdivisions	18,694	(280)	6,476	(299)	25,170	(579)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,461	(100)	-	-	8,461	(100)
Issued by FNMA and FHLMC	42,255	(597)	-	-	42,255	(597)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	40,109	(77)	-	-	40,109	(77)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	26,514	(108)	-	-	26,514	(108)
Total	$183,950	$(1,930)	$6,476	$(299)	$190,426	$(2,229)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Security Gains and Losses

Gains and losses as a result of calls and disposition of securities were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2010	2009	2008
Proceeds from sales of securities	$65,074	$188,460	$157,949
Gross realized gains	2,216	5,379	487
Gross realized (losses)	-	(11)	(84)

Held to Maturity
Proceeds from calls of securities	$11,305	$9,303	$7,087
Gross realized gains	113	99	102

Securities Pledged

Securities with a carrying value of $1.7 billion and $1.6 billion at December 31, 2010 and 2009, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  Of the amount pledged at December 31, 2010, $8.6 million was pledged to the Discount Window to provide additional contingency funding capacity.  At year-end, these securities were not required to collateralize any borrowings from the FRB.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2010, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,786	$12,929	$3,662	$3,689
Due after one year through five years	44,175	45,034	16,459	16,916
Due after five years through ten years	201,165	199,275	24,425	25,836
Due after ten years	25,397	24,434	8,700	9,423
	283,523	281,672	53,246	55,864
Mortgage-backed securities	1,859,551	1,895,577	87,601	89,279
Total	$2,143,074	$2,177,249	$140,847	$145,143

Note 4 – Loans and Allowance for Loan Losses

At December 31, 2010 and 2009, loans consisted of the following ($ in thousands):

	2010	2009
Loans secured by real estate:
Construction, land development and other land loans	$583,316	$830,069
Secured by 1-4 family residential properties	1,732,056	1,650,743
Secured by nonfarm, nonresidential properties	1,498,108	1,467,307
Other	231,963	197,421
Commercial and industrial loans	1,068,369	1,059,164
Consumer loans	402,165	606,315
Other loans	544,265	508,778
Loans	6,060,242	6,319,797
Less allowance for loan losses	93,510	103,662
Net loans	$5,966,732	$6,216,135

The following table details loans individually and collectively evaluated for impairment at December 31, 2010 ($ in thousands):

	Loans Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$57,831	$525,485	$583,316
Secured by 1-4 family residential properties	30,313	1,701,743	1,732,056
Secured by nonfarm, nonresidential properties	29,013	1,469,095	1,498,108
Other	6,154	225,809	231,963
Commercial and industrial loans	16,107	1,052,262	1,068,369
Consumer loans	2,112	400,053	402,165
Other loans	1,393	542,872	544,265
Total	$142,923	$5,917,319	$6,060,242

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At December 31, 2010, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Related Party Loans

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2010 and 2009, total loans to these borrowers were $77.9 million and $72.2 million, respectively.  During 2010, $142.8 million of new loan advances were made, while repayments were $137.7 million, as well as increases from changes in executive officers and directors of $639 thousand.

Nonaccrual/Impaired Loans

At December 31, 2010 and 2009, the carrying amounts of nonaccrual loans, which are considered for impairment analysis, were $142.9 million and $141.2 million, respectively. When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  At December 31, 2010 and 2009, specifically evaluated impaired loans totaled $97.6 million and $74.2 million, respectively. In addition, these specifically evaluated impaired loans had a related allowance of $8.3 million and $3.2 million at the end of the respective periods.  The average carrying amounts of specifically evaluated impaired loans for 2010, 2009 and 2008 were $87.5 million, $55.2 million and $33.6 million, respectively. For 2010, specific charge-offs related to impaired loans totaled $33.0 million while the provisions charged to net income  during the year for these loans totaled $11.5 million. For 2009, specific charge-offs related to impaired loans totaled $29.1 million while the provisions charged to net income during the year for these loans totaled $20.7 million. For 2008, specific charge-offs related to impaired loans totaled $31.6 million while the provisions charged to net income during the year for these loans totaled $21.0 million.

At December 31, 2010 and 2009, nonaccrual loans, not specifically impaired and written down to fair value less cost to sell, totaled $45.3 million and $67.0 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $3.5 million and $10.0 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the years in the three-year period ended December 31, 2010.

At December 31, 2010, the carrying amount of impaired loans consisted of the following ($ in thousands):

		Total Loans
	Unpaid	with No Related	Total Loans	Total
	Principal	Allowance	with an Allowance	Carrying	Related
	Balance	Recorded	Recorded	Amount	Allowance

Loans secured by real estate:
Construction, land development and other land loans	$81,945	$33,201	$24,630	$57,831	$6,782
Secured by 1-4 family residential properties	41,475	3,082	27,230	30,312	1,745
Secured by nonfarm, nonresidential properties	35,679	18,582	10,431	29,013	1,580
Other	7,009	5,042	1,113	6,155	95
Commercial and industrial loans	17,413	9,172	6,935	16,107	1,514
Consumer loans	2,420	-	2,112	2,112	23
Other loans	2,868	1,107	286	1,393	58
Total	$188,809	$70,186	$72,737	$142,923	$11,797

Credit Quality Indicators

Trustmark’s loan portfolio credit quality indicators focus on six key quality ratios that are compared against bank tolerances.  The loan indicators are total classified outstanding, total criticized outstanding, nonperforming loans, nonperforming assets, delinquencies and net loan losses.  Due to the homogenous nature of consumer loans, Trustmark does not assign a formal internal risk rating to each credit and therefore the criticized and classified measures are unique to commercial loans.

In addition to monitoring portfolio credit quality indictors, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to financial statement exceptions, total policy exceptions, collateral exceptions and violations of law as shown below:

•
Financial Statement Exceptions – focuses on the officers’ ongoing efforts to obtain, evaluate and/or document sufficient information to determine the quality and status of the credits. This area includes the quality and condition of the files in terms of content, completeness and organization. Included is an evaluation of the systems/procedures used to insure compliance with policy such as financial statements, review memos and loan agreement covenants.

•
Underwriting/Policy – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within requirements of bank loan policy.  A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled. Total policy exceptions measure the level of exceptions to loan policy within a loan portfolio.

•
Collateral Documentation – focuses on the adequacy of documentation to support the obligation, perfect Trustmark’s collateral position and protect collateral value.  There are two parts to this measure:

✓	Collateral exceptions where certain collateral documentation is either not present, is not considered current or has expired.
✓
90 days and over collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired and the exception has been identified in excess of 90 days.

•
Compliance with Law – focuses on underwriting, documentation, approval and reporting in compliance with banking laws and regulations.  Primary emphasis is directed to FIRREA and Regulation O requirements.

Commercial Credits

Trustmark has established a Loan Grading System that consists of ten individual Credit Risk Grades (Risk Ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established. The model is based on the risk of default for an individual credit and establishes certain criteria to delineate the level of risk across the ten unique Credit Risk Grades.  Credit risk grade definitions are as follows:

•
Risk Rate (RR) 1 through RR 6 – Grades one through six represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance.  Loans in these groups exhibit characteristics that represent low to moderate risk measured by using a variety of credit risk criteria such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan.  In general, these loans are supported by properly margined collateral and guarantees of principal parties.

•
OAEM (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating.  This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.

•
Substandard (RR 8) – a loan that has at least one identified weakness that is well defined.  This rating is for credits where the primary sources of repayment are not viable at this time or where either the capital or collateral is not adequate to support the loan and the secondary means of repayment do not provide the a sufficient level of support to offset the identified weakness but are sufficient to prevent a loss at this time.  While these credits do not demonstrate any level of loss at this time, further deterioration would lead to a further downgrade.

•
Doubtful (RR 9) – a loan with an identified weakness that does not have a valid secondary source of repayment.  Generally these credits have an impaired primary source of repayment and secondary sources are not sufficient to prevent a loss in the credit.

•	Loss (RR 10) – a loan or a portion of a loan that is deemed to be uncollectible.

By definition, credit risk grades OAEM (RR 7), substandard (RR 8), doubtful (RR 9) and loss (RR 10) are criticized loans while substandard (RR 8), doubtful (RR 9) and loss (RR 10) are classified loans.  These definitions are standardized by all bank regulatory agencies and are generally equally applied to each individual lending institution. The remaining credit risk grades are considered pass credits and are solely defined by Trustmark.

The credit risk grades represent the probability of default (PD) for an individual credit and as such is not a direct indication of loss given default (LGD).  The LGD aspect of the subject risk ratings is neither uniform across the nine primary commercial loan groups or constant between the geographic areas.  To account for the variance in the LGD aspects of the risk rate system, the loss expectations for each risk rating is integrated into the allowance for loan and loss methodology where the calculated LGD is allotted for each individual risk rating with respect to the individual loan group and unique geographic area.  The LGD aspect of the reserve methodology is calculated each quarter as a component of the overall reserve factor for each risk grade by loan group and geographic area.

To enhance this process, loans of a certain size that are rated in one of the criticized categories are routinely reviewed to establish an expectation of loss, if any, and if such examination indicates that the level of reserve is not adequate to cover the expectation of loss, a special reserve or impairment is generally applied.

Each loan officer assesses the appropriateness of the internal risk rating assigned to their credits on an ongoing basis.  Trustmark’s Asset Review area conducts independent credit quality reviews of the majority of the bank’s commercial loan portfolio concentrations both on the underlying credit quality of each individual loan portfolio as well as the adherence to bank loan policy and the loan administration process. In general, Asset Review conducts reviews of each lending area within a six to eighteen month window depending on the overall credit quality results of the individual area.

In addition to the ongoing internal risk rate monitoring described above, Trustmark conducts monthly credit quality reviews (CQR) as well as semi-annual analysis and stress testing on all residential real estate development credits and non-owner occupied commercial real estate (CRE) credits of $1.0 million or more as described below:

•
Trustmark’s Credit Quality Review Committee meets monthly and performs the following functions: detailed review and evaluation of all loans of $100 thousand or more that are either delinquent thirty days or more or on nonaccrual, including determination of appropriate risk ratings, accrual status, and appropriate servicing officer; review of risk rate changes for relationships of $100 thousand or more; quarterly review of all nonaccruals less than $100 thousand to determine whether the credit should be charged off, returned to accrual, or remain in nonaccrual status; monthly/quarterly review of continuous action plans for all credits rated seven or worse for relationships of $100 thousand or more; monthly review of all commercial charge-offs of $25 thousand or more for the preceding month.

•
Residential real estate developments - a development project analysis is performed on all projects regardless of size.  Performance of the development is assessed through an evaluation of the number of lots remaining, the payout ratios, and the loan-to-value ratios.  Results are stress tested as to absorption and price of lots.  This information is reviewed by each senior credit officer for that market to determine the need for any risk rate or accrual status changes.

•
Non-owner occupied commercial real estate – a cash flow analysis is performed on all projects with an outstanding balance of $1.0 million or more.  In addition, credits are stress tested for vacancies and rate sensitivity.  Confirmation is obtained that guarantor’s financial statements are current, taxes have been paid, and that there are no other issues that need to be addressed.  This information is reviewed by each senior credit officer for that market to determine the need for any risk rate or accrual status changes.

Consumer Credits

Loans that do not meet a minimum custom credit score are reviewed quarterly by management.  The committee reviews the volume and percentage of approvals that did not meet the minimum passing custom score by region, individual location, and officer.  To assure that Trustmark continues to originate quality loans, this process allows management to make necessary changes such as changes to underwriting procedures, credit policies, or changes in loan authority to Trustmark personnel.

Trustmark monitors the levels and severity of past due consumer loans on a daily basis through its collection activities.  A detailed assessment of consumer loan delinquencies is performed monthly at both a product and market level by delivery channel, which incorporates the perceived level of risk at time of underwriting.  Trustmark also monitors its consumer loan delinquency trends by comparing them to quarterly industry averages.

The allowance calculation methodology delineates the consumer loan portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profile, which include residential mortgage, direct consumer loans, auto finance, credit cards, and overdrafts.  For these pools, the historical loss experience is determined by calculating a 20-quarter rolling average and that loss factor is applied to each homogeneous pool to establish the quantitative aspect of the methodology.  Where the loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to the each homogeneous pool to establish the qualitative aspect of the methodology.  The qualitative portion is the allocation of perceived risks across the loan portfolio to derive the potential losses that exist at the current point in time.  This methodology utilizes five separate factors where each factor made up of unique components that when weighted and combined produce an estimated level of reserve for each of the loan pools.  The five factors include economic indicators, performance trends, management experience, lending policy measures, and credit concentrations.

The table below illustrates the carrying amount of loans by credit quality indicator at December 31, 2010 ($ in thousands):

		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$347,287	$44,459	$134,503	$512	$526,761
Secured by 1-4 family residential properties		113,776	780	25,167	226	139,949
Secured by nonfarm, nonresidential properties		1,353,794	16,858	126,050	431	1,497,133
Other		216,022	180	7,418	-	223,620
Commercial and industrial loans		977,793	25,642	58,307	1,416	1,063,158
Consumer loans		524	-	-	-	524
Other loans		535,110	210	3,633	146	539,099
		$3,544,306	$88,129	$355,078	$2,731	$3,990,244

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Loans
Loans secured by real estate:
Construction, land development and other land loans	$53,797	$223	$-	$2,535	$56,555	$583,316
Secured by 1-4 family residential properties	1,559,611	10,302	1,278	20,916	1,592,107	1,732,056
Secured by nonfarm, nonresidential properties	975	-	-	-	975	1,498,108
Other	8,282	26	-	35	8,343	231,963
Commercial and industrial loans	5,075	97	-	39	5,211	1,068,369
Consumer loans	383,529	13,741	2,260	2,111	401,641	402,165
Other loans	5,166	-	-	-	5,166	544,265
	$2,016,435	$24,389	$3,538	$25,636	$2,069,998	$6,060,242

Past Due Loans

Loans past due 90 days or more totaled $19.4 million and $55.6 million at December 31, 2010 and 2009, respectively. Included in these amounts are $15.8 million and $46.7 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark did not exercise their buy-back option on any delinquent loans serviced for GNMA during 2009.

The following table provides an aging analysis of past due loans and nonaccrual loans by class at December 31, 2010 ($ in thousands):

	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Loans

Loans secured by real estate:
Construction, land development and other land loans	$1,651	$-	$1,651	$57,831	$523,834	$583,316
Secured by 1-4 family residential properties	11,654	1,278	12,932	30,313	1,688,811	1,732,056
Secured by nonfarm, nonresidential properties	9,149	31	9,180	29,013	1,459,915	1,498,108
Other	441	-	441	6,154	225,368	231,963
Commercial and industrial loans	4,178	39	4,217	16,107	1,048,045	1,068,369
Consumer loans	13,741	2,260	16,001	2,112	384,052	402,165
Other loans	67	-	67	1,393	542,805	544,265
Total past due loans	$40,881	$3,608	$44,489	$142,923	$5,872,830	$6,060,242

(1) - Past due greater than 90 days but still accruing interest.

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows ($ in thousands):

	2010	2009	2008

Balance at January 1,	$103,662	$94,922	$79,851
Loans charged-off	(71,897)	(80,711)	(71,767)
Recoveries	12,199	12,339	10,426
Net charge-offs	(59,698)	(68,372)	(61,341)
Provision for loan losses	49,546	77,112	76,412
Balance at December 31,	$93,510	$103,662	$94,922

The following tables detail the balance in the allowance for loan losses by portfolio segment at December 31, 2010 ($ in thousands):

	Allowance for Loan Losses
	Balance				Balance
	January 1,			Provision for	December 31,
	2010	Charge-offs	Recoveries	Loan Losses	2010
Loans secured by real estate:
Construction, land development and other land loans	$43,551	$(31,135)	$-	$23,146	$35,562
Secured by 1-4 family residential properties	13,151	(11,375)	417	10,858	13,051
Secured by nonfarm, nonresidential properties	20,110	(6,520)	-	7,390	20,980
Other	1,631	(1,365)	-	1,316	1,582
Commercial and industrial loans	16,275	(4,186)	2,245	441	14,775
Consumer loans	7,246	(10,234)	6,395	1,993	5,400
Other loans	1,698	(7,082)	3,142	4,402	2,160
Total	$103,662	$(71,897)	$12,199	$49,546	$93,510

			Allowance for Loan Losses
			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$6,782	$28,780	$35,562
Secured by 1-4 family residential properties			1,745	11,306	13,051
Secured by nonfarm, nonresidential properties			1,579	19,401	20,980
Other			96	1,486	1,582
Commercial and industrial loans			1,514	13,261	14,775
Consumer loans			23	5,377	5,400
Other loans			58	2,102	2,160
Total			$11,797	$81,713	$93,510

Note 5 – Premises and Equipment, Net

At December 31, 2010 and 2009, premises and equipment are summarized as follows ($ in thousands):

	2010	2009
Land	$39,653	$39,698
Buildings and leasehold improvements	151,690	151,393
Furniture and equipment	120,529	137,500
Total cost of premises and equipment	311,872	328,591
Less accumulated depreciation and amortization	169,583	181,103
Premises and equipment, net	$142,289	$147,488

Note 6 – Mortgage Banking

Mortgage Servicing Rights

The activity in MSR is detailed in the table below ($ in thousands):

	2010	2009
Balance at beginning of period	$50,513	$42,882
Origination of servicing assets	18,657	24,591
Disposals of mortgage loans sold serviced released	(1,772)	(5,367)
Sale of MSR	-	(9,633)
Change in fair value:
Due to market changes	(8,943)	6,606
Due to runoff	(7,304)	(8,566)
Balance at end of period	$51,151	$50,513

In the determination of the fair value of MSR at the date of securitization, certain key economic assumptions are made.  At December 31, 2010, the fair value of MSR included an assumed average prepayment speed of 14.19 CPR and an average discount rate of 10.66%.  By way of example, an increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

During the first quarter of 2010, Trustmark completed the final settlement of the sale of approximately $920.9 million in mortgages serviced for others, which reduced Trustmark’s MSR by approximately $8.5 million. In addition, during December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party. Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA. The effect of these transactions did not have a material impact on Trustmark's results of operations.

Mortgage Loans Sold/Serviced

During 2010 and 2009, Trustmark sold $1.1 billion and $1.6 billion of residential mortgage loans. Pretax gains on these sales were recorded in mortgage banking noninterest income and totaled $15.3 million in 2010, $20.8 million in 2009 and $6.0 million in 2008.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans.  Trustmark's total mortgage loans serviced for others totaled $4.3 billion at December 31, 2010, compared with $4.2 billion at December 31, 2009.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during 2010 were $2.1 million and were immaterial for 2009 and 2008.  At December 31, 2010, accrued mortgage loan servicing putback expenses were approximately $900 thousand.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Based on Trustmark’s experience to date, and its confidence in its underwriting practices on loans sold to others, Management does not believe that a material loss related to these transactions are probable nor reasonably estimated.

Note 7 – Goodwill and Identifiable Intangible Assets

Goodwill

The changes in the carrying amount of goodwill by segment for the three years ended December 31, 2010, are as follows ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2008	$246,736	$44,441	$291,177
Purchase accounting adjustments made during 2008	-	(73)	(73)
Balance as of December 31, 2010, 2009 and 2008	$246,736	$44,368	$291,104

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  The Insurance segment includes Trustmark National Bank's (TNB) wholly-owned retail insurance subsidiaries that offer a diverse mix of insurance products and services.  Trustmark performed an impairment test of goodwill of reporting units in both the General Banking and Insurance segments during 2010, 2009 and 2008, which indicated that no impairment charge was required.  At December 31, 2010, Trustmark also performed an additional impairment analysis on reporting units in both the General Banking and Insurance segments due to market conditions and concluded that no impairment charge was required.  The analysis indicated that the Insurance Division’s fair value increased to 104.9% of book value at December 31, 2010, compared with 104.6% reported at September 30, 2010 and 102.1% reported at June 30, 2010.  A continuing period of falling prices and suppressed demand for the products of the Insurance segment may result in impairment of goodwill in the future.

Identifiable Intangible Assets

At December 31, 2010 and 2009, identifiable intangible assets consisted of the following ($ in thousands):

	2010			2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit intangibles	$44,408	$33,662	$10,746	$44,408	$31,284	$13,124
Insurance intangibles	11,693	7,396	4,297	11,693	6,385	5,308
Banking charters	1,325	480	845	1,325	413	912
Borrower relationship intangible	690	272	418	690	209	481
Total	$58,116	$41,810	$16,306	$58,116	$38,291	$19,825

In 2010, 2009 and 2008, Trustmark recorded $3.5 million, $4.0 million and $4.3 million, respectively, of amortization of identifiable intangible assets.  Trustmark estimates that amortization expense for identifiable intangible assets will be $3.1 million in 2011, $2.7 million in 2012, $2.4 million in 2013, $2.0 million in 2014 and $1.6 million in 2015.  Fully amortized intangibles are excluded from the table above.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2010, 2009 or 2008.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets ($ in thousands):

	2010
		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years

Core deposit intangibles	$10,746	8.3
Insurance intangibles	4,297	7.8
Banking charters	845	12.7
Borrower relationship intangible	418	6.7
Total	$16,306	8.4

Note 8 – Other Real Estate

Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At December 31, 2010, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of other real estate owned is susceptible to changes in market conditions in these areas.

For the years ended December 31, 2010, 2009 and 2008, changes and (losses) gains, net on other real estate were as follows ($ in thousands):

	2010	2009	2008
Balance at beginning of period	$90,095	$38,566	$8,348
Additions	61,786	78,300	38,955
Disposals	(48,050)	(19,332)	(8,435)
Writedowns	(17,127)	(7,439)	(302)
Balance at end of period	$86,704	$90,095	$38,566

Losses, net on the sale of other real estate included in other expenses	$(31)	$(1,042)	$(146)

At December 31, 2010 and 2009, other real estate by type of property consisted of the following ($ in thousands):

	2010	2009
Construction, land development and other land loans	$61,963	$60,276
1-4 family residential properties	13,509	11,001
Nonfarm, nonresidential properties	9,820	7,285
Other real estate loans	1,412	11,533
Total other real estate	$86,704	$90,095

At December 31, 2010 and 2009, other real estate by geographic location consisted of the following ($ in thousands):

	2010	2009
Florida	$32,370	$45,927
Mississippi (1)	24,181	22,373
Tennessee (2)	16,407	10,105
Texas	13,746	11,690
Total other real estate	$86,704	$90,095

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 9 – Deposits

At December 31, 2010 and 2009, deposits consisted of the following ($ in thousands):

	2010	2009
Noninterest-bearing demand deposits	$1,636,625	$1,685,187
Interest-bearing demand	1,474,045	1,261,181
Savings	1,809,116	1,821,366
Time	2,124,781	2,420,731
Total	$7,044,567	$7,188,465

Interest expense on deposits by type consisted of the following for 2010, 2009, and 2008 ($ in thousands):

	2010	2009	2008
Interest-bearing demand	$8,621	$9,515	$20,742
Savings	8,479	10,613	23,032
Time	31,557	58,758	96,148
Total	$48,657	$78,886	$139,922

The maturities on outstanding time deposits of $100,000 or more at December 31, 2010 and 2009 are as follows ($ in thousands):

	2010	2009
3 months or less	$283,010	$384,767
Over 3 months through 6 months	203,216	245,624
Over 6 months through 12 months	272,325	264,158
Over 12 months	152,669	128,678
Total	$911,220	$1,023,227

The maturities of interest-bearing deposits at December 31, 2010, are as follows ($ in thousands):

2011	$1,800,167
2012	229,382
2013	50,676
2014	20,091
2015 and thereafter	24,465
Total time deposits	2,124,781
Interest-bearing deposits with no stated maturity	3,283,161
Total interest-bearing deposits	$5,407,942

Note 10 - Borrowings

Short-Term Borrowings

At December 31, 2010 and 2009, short-term borrowings consisted of the following ($ in thousands):

	2010	2009
FHLB advances	$350,000	$125,000
Serviced GNMA loans eligible for repurchase	29,739	81,042
Treasury tax and loan service	20,546	22,451
Other	25,058	25,464
Total short-term borrowings	$425,343	$253,957

Trustmark has received advances from the FHLB, which are classified as short-term and are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  These advances have a weighted-average remaining maturity of 36 days with a weighted-average cost of 0.24%.  Five of the advances have fixed rates and range from $50.0 million to $75.0 million with interest rates ranging from 0.09% to 0.19%.  One remaining advance for $75 million has a floating rate currently paying 0.61%.  Interest expense on short-term FHLB advances totaled $404 thousand in 2010, $243 thousand in 2009 and $4.7 million in 2008. At December 31, 2010, Trustmark had $1.6 billion available in additional short and long-term borrowing capacity from the FHLB.

Trustmark participates in the Treasury Investment Program through the Treasury Tax and Loan (TT&L) Service provided by the Federal Reserve Banks.  During 2010, the TT&L Service enabled a financial institution to collect federal tax payments from its customers and retain these funds at a competitive rate of interest.  As a TT&L depository, Trustmark derived two major benefits from this program.  First, the interest rate that the Treasury charged is 25 basis points below the Federal Funds rate.  Secondly, involvement with this program provided Trustmark with a ready source of liquidity.  Trustmark retained the use of customers’ tax deposits as a source of funds under this program but also participated in the direct investment program, which represents cash balances in excess of those needed by the Treasury for current expenditures and financing activity.  Beginning January 1, 2011, the Internal Revenue Service discontinued the federal tax deposit program that allowed taxpayers to present paper coupons and checks to depository institutions for federal tax payments.  The program ended because the Treasury Department will no longer maintain the paper coupon system.  Under the new rules, taxpayers will be required to pay federal tax deposits electronically.  Trustmark will continue to participate in the TT&L Service as an Investor.  An Investor accepts funds from the Treasury via Direct Investments.  All investments in an Investor’s TT&L account must be fully collateralized and the Investor pays the Treasury interest for use of the funds.  Trustmark has an established pre-approved limit of $50 million in funds they may hold in the Direct Investment program.

Long-Term FHLB Advances

At December 31, 2010, Trustmark had no long-term FHLB advances outstanding compared with $75.0 million at December 31, 2009.  Long-term FHLB advances are also collateralized by a blanket lien on Trustmark’s single-family, mulit-family, home equity and commercial mortgage loans.  Interest expense on long-term FHLB advances totaled $133 thousand in 2010 and $494 thousand in 2009.  Trustmark had no long-term FHLB advances outstanding during 2008.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At December 31, 2010, the carrying amount of the Notes was $49.8 million.  The Notes have not been, and are not required to be, registered with the Securities and Exchange Commission under the Securities Act of 1933 (Securities Act), as amended.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity. The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark. Proceeds from the sale of the Notes were used for general corporate purposes.

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

In addition, pursuant to the acquisition of Republic Bancshares of Texas, Inc., on August 25, 2006, Trustmark assumed the liability for $8.2 million in junior subordinated debt securities issued to Republic Bancshares Capital Trust I (Republic Trust), also a Delaware trust.  Beginning January 7, 2008, both the trust preferred securities and the junior subordinated debt securities were callable at the option of Trustmark, in whole or in part.  On October 7, 2010, upon receipt of approval from the Federal Reserve Bank of Atlanta, the trust preferred securities of the Republic Trust were redeemed at par plus accrued interest and the related junior subordinated debt securities were repaid.

As defined in applicable accounting standards, Trustmark Preferred Capital Trust I, a wholly-owned subsidiary of Trustmark, is considered a variable interest entity for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of this Trust are not included in Trustmark’s consolidated financial statements.

At December 31, 2010, total assets for the Trust totaled $61.9 million compared to $70.1 million at December 31, 2009, resulting from the investment in subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2010, compared to $70.1 million at December 31, 2009, resulting from the issuance of trust preferred securities in the amount of $60.0 million, as well as $1.9 million in common securities issued to Trustmark.  During 2010, combined net income equaled $45.9 thousand resulting from interest income from junior subordinated debt securities issued by Trustmark to the Trust and Republic Trust compared with $60.0 thousand during 2009.  Dividends issued to Trustmark during 2010 totaled $45.9 thousand compared to $60.0 thousand during 2009.

Note 11 – Income Taxes

The income tax provision included in the statements of income is as follows ($ in thousands):

Current	2010	2009	2008
Federal	$43,806	$42,117	$52,891
State	4,702	6,393	8,652
Deferred
Federal	(5,558)	(3,892)	(15,360)
State	(831)	(585)	(2,313)
Income tax provision	$42,119	$44,033	$43,870

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	2010	2009	2008
Income tax computed at statutory tax rate	$49,964	$47,978	$47,700
Tax exempt interest	(5,115)	(5,066)	(4,791)
Nondeductible interest expense	181	270	457
State income taxes, net	2,517	3,775	4,120
Income tax credits	(6,729)	(3,396)	(3,372)
Other	1,301	472	(244)
Income tax provision	$42,119	$44,033	$43,870

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2010 and 2009, which are included in other assets ($ in thousands):

Deferred tax assets	2010	2009
Allowance for loan losses	$35,767	$39,651
Pension and other postretirement benefit plans	24,271	24,045
Other real estate	22,048	13,797
Stock-based compensation	6,249	5,892
Deferred compensation	4,444	4,046
Other	6,102	5,378
Gross deferred tax asset	98,881	92,809

Deferred tax liabilities
Goodwill and other identifiable intangibles	15,478	15,258
Premises and equipment	13,185	13,094
Unrealized gains on securities available for sale	13,072	19,865
Mortgage servicing rights	6,019	4,139
Securities	5,034	5,013
Other	2,942	2,665
Gross deferred tax liability	55,730	60,034
Net deferred tax asset	$43,151	$32,775

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that all deferred tax assets will be realized.

The following table provides a summary of the changes during the 2010 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2010	$1,596

Increases due to tax positions taken during the current year	281
Increases due to tax positions taken during a prior year	1
Decreases due to tax positions taken during a prior year	(207)
Decreases due to the lapse of applicable statute of limitations during the current year	(274)

Balance at December 31, 2010	$1,397

Accrued interest, net of federal benefit, at December 31, 2010	$225

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2010	$995

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2004 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 12 – Defined Benefit and Other Postretirement Benefits

Capital Accumulation Plan

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During 2009, Trustmark recorded a one-time curtailment gain of $1.9 million as a result of the freeze in plan benefits due to recognition of the prior service credits previously included in accumulated other comprehensive loss.

The following tables present information regarding the plan's benefit obligation, plan assets, funded status of the plan, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures ($ in thousands):

	December 31,
	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$91,709	$87,408
Service cost	550	392
Interest cost	4,777	4,837
Actuarial loss	3,766	5,787
Benefits paid	(6,666)	(5,255)
Curtailment gain	-	(1,460)
Benefit obligation, end of year	$94,136	$91,709

Change in plan assets
Fair value of plan assets, beginning of year	$72,175	$66,908
Actual return on plan assets	10,330	10,522
Employer contributions	1,925	-
Benefit payments	(6,666)	(5,255)
Fair value of plan assets, end of year	$77,764	$72,175

Funded status at end of year - net liability	$(16,372)	$(19,534)

Amounts recognized in accumulated other comprehensive loss
Net loss - amount recognized	$39,333	$43,368

	Years Ended December 31,
	2010	2009	2008
Net periodic benefit cost
Service cost	$550	$392	$1,645
Interest cost	4,777	4,837	4,936
Expected return on plan assets	(5,926)	(6,036)	(5,593)
Amortization of prior service credits	-	(127)	(510)
Curtailment gain	-	(1,887)	-
Recognized net actuarial loss	3,397	2,872	1,859
Net periodic benefit cost	$2,798	$51	$2,337

Other changes in plan assets and benefit obligation
recognized in other comprehensive loss, before taxes
Net (gain) loss	$(4,035)	$(3,032)	$29,464
Prior service credits	-	-	223
Amortization of prior service credits	-	2,015	510
Total recognized in other comprehensive loss	$(4,035)	$(1,017)	$30,197
Total recognized in net periodic benefit cost
and other comprehensive loss	$(1,237)	$(966)	$32,534

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	5.00%	5.50%	6.00%
Discount rate for net periodic benefit cost	5.50%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Plan Assets

Trustmark's capital accumulation plan weighted-average asset allocations at December 31, 2010 and 2009, by asset category are as follows:

	2010	2009
Money market fund	1.7%	4.2%
Fixed income mutual funds	18.4%	25.0%
Equity mutual funds	73.7%	64.0%
Equity securities	5.4%	-
Fixed income hedge fund	0.8%	6.8%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets measured at fair value at December 31, 2010 and 2009 ($ in thousands):

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market fund	$1,297	$-	$1,297	$-
Fixed income mutual funds	14,341	14,341	-	-
Equity mutual funds	57,334	57,334	-	-
Equity securities	4,195	4,195	-	-
Fixed income hedge fund	597	-	-	597
Total assets at fair value	$77,764	$75,870	$1,297	$597

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Money market fund	$3,034	$-	$3,034	$-
Fixed income mutual funds	18,030	18,030	-	-
Equity mutual funds	46,181	46,181	-	-
Fixed income hedge fund	4,930	-	-	4,930
Total assets at fair value	$72,175	$64,211	$3,034	$4,930

The following table sets forth a summary of changes in fair value of the plan’s Level 3 assets for the years ended December 31, 2010 and 2009 ($ in thousands):

Fixed Income Hedge Fund
Balance, January 1, 2009	$4,299
Change in fair value	631
Balance, December 31, 2009	4,930
Sales, net	(5,016)
Net gains included in plan	678
Change in fair value	5
Balance, December 31, 2010	$597

There have been no changes in methodologies used at December 31, 2010.  The methodology and significant assumptions used in estimating the fair values presented above are as follows:

•	Money market fund approximates fair value due to its immediate maturity.
•	Fixed income hedge fund is valued in accordance with the valuation provided by the general partner of the underlying partnership.

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

Contributions

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31. For 2010, Trustmark’s minimum required contribution was zero; however, in July 2010, Trustmark made a voluntary contribution of $1.9 million to improve the funded status of the plan.  For 2009, Trustmark’s minimum required contribution was zero and there was no voluntary contribution.

Estimated Future Benefit Payments and Other Disclosures

The following plan benefit payments, which reflect expected future service, are expected to be paid ($ in thousands):

Year	Amount
2011	$11,027
2012	8,659
2013	7,367
2014	6,722
2015	6,749
2016-2020	31,397

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2011 include a net loss of $4.2 million. No amounts related to transition assets or liabilities are expected to be recognized and no plan assets are expected to be returned during 2011.

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

	December 31,
	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$41,598	$37,761
Service cost	756	913
Interest cost	2,242	2,209
Actuarial loss	2,627	2,352
Benefits paid	(1,818)	(1,657)
Prior service cost due to amendment	28	20
Benefit obligation, end of year	$45,433	$41,598

Change in plan assets
Fair value of plan assets, beginning of year	$-	$-
Employer contributions	1,818	1,657
Benefit payments	(1,818)	(1,657)
Fair value of plan assets, end of year	$-	$-

Funded status at end of year - net liability	$(45,433)	$(41,598)

Amounts recognized in accumulated other comprehensive loss
Net loss	$11,890	$9,618
Prior service cost	1,455	1,579
Amounts recognized	$13,345	$11,197

	Years Ended December 31,
	2010	2009	2008
Net periodic benefit cost
Service cost	$756	$913	$1,167
Interest cost	2,242	2,209	2,091
Amortization of prior service cost	152	150	148
Recognized net actuarial loss	355	237	246
Net periodic benefit cost	$3,505	$3,509	$3,652

Other changes in plan assets and benefit obligation
recognized in other comprehensive loss, before taxes
Net loss	$2,272	$2,115	$1,152
Prior service cost	28	20	146
Amortization of prior service cost	(152)	(150)	(148)
Total recognized in other comprehensive loss	$2,148	$1,985	$1,150
Total recognized in net periodic benefit cost
and other comprehensive loss	$5,653	$5,494	$4,802

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	5.00%	5.50%	6.00%
Discount rate for net periodic benefit cost	5.50%	6.00%	6.00%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following supplemental retirement plan benefit payments are expected to be paid in the following years ($ in thousands):

Year	Amount
2011	$2,261
2012	2,381
2013	2,620
2014	2,748
2015	2,909
2016 - 2020	16,573

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2011 include a loss of $510 thousand and prior service cost of $237 thousand.  No amounts related to transition assets or liabilities are expected to be recognized during 2011.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark's contributions to this plan were $5.3 million in 2010, $5.2 million in 2009 and $5.2 million in 2008.

Note 13 – Stock and Incentive Compensation Plans

Trustmark has granted and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2010, the maximum number of shares of Trustmark’s common stock available for issuance under the 2005 Plan is 5,077,160 shares.

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

The following table summarizes Trustmark’s stock option activity for 2010, 2009, and 2008:

	2010		2009		2008
		Average		Average		Average
		Option		Option		Option
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,531,925	$26.27	1,796,174	$25.57	1,954,360	$25.42
Granted	-	-	-	-	-	-
Exercised	(188,550)	20.65	(154,500)	19.35	(28,150)	21.92
Expired	(29,350)	28.22	(98,749)	23.75	(113,736)	23.35
Forfeited	(2,100)	31.55	(11,000)	30.71	(16,300)	30.15
Outstanding, end of year	1,311,925	27.03	1,531,925	26.27	1,796,174	25.57

Exercisable, end of year	1,270,085	26.88	1,392,355	25.87	1,545,174	24.82

Aggregate Intrinsic Value
Outstanding, end of year	$394,341		$424,029		$597,450
Exercisable, end of year	$394,341		$424,029		$597,450

The total intrinsic value of options exercised was $569 thousand in 2010, $426 thousand in 2009 and $204 thousand in 2008.

The following table presents information on stock options by ranges of exercise prices at December 31, 2010:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Outstanding December 31,2010	Weighted- Average Remaining Years To Expiration	Weighted- Average Exercise Price	Exercisable December 31, 2010	Weighted- Average Remaining Years To Expiration	Weighted- Average Exercise Price
$19.41 - $22.64	71,025	0.4	$21.68	71,025	0.4	$21.68
$22.64 - $25.88	447,650	1.8	24.76	447,650	1.8	24.76
$25.88 - $29.11	569,400	2.4	27.73	569,400	2.4	27.73
$29.11 - $32.35	223,850	2.3	31.48	182,010	2.4	31.47
	1,311,925	2.1	27.03	1,270,085	2.1	26.88

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

The following table summarizes Trustmark’s performance award activity during years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	229,227	$25.52	212,464	$27.60	162,325	$28.77
Granted	55,787	23.05	79,631	17.75	76,464	20.99
Released from restriction	(73,862)	27.68	(62,038)	26.39	(26,325)	28.28
Forfeited	(355)	25.30	(830)	24.74	-	-
Nonvested shares, end of year	210,797	20.30	229,227	25.52	212,464	27.60

Time-Vested Awards

Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes Trustmark’s time-vested award activity during years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	291,999	$25.50	139,943	$27.58	50,219	$30.38
Granted	146,605	22.44	187,196	19.36	100,368	20.94
Released from restriction	(90,372)	23.91	(29,516)	28.56	(200)	26.38
Forfeited	(4,763)	20.52	(5,624)	24.72	(10,444)	28.14
Nonvested shares, end of year	343,469	20.33	291,999	25.50	139,943	27.58

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

The following table presents information regarding compensation expense for all stock and incentive plans for the periods presented ($ in thousands):

					Weighted
					Average Life
	Recognized Compensation Expense			Unrecognized	of Unrecognized
	for Years Ended December 31,			Compensation	Compensation
	2010	2009	2008	Expense	Expense

Stock option-based awards	$430	$674	$858	$109	0.36
Performance awards	1,004	1,224	1,423	862	1.66
Time-vested awards	3,390	2,659	1,655	4,782	2.79
RSU award (share price: $24.84-2010 and $22.54-2009)	696	376	-	179	0.33
Total stock and incentive plan compensation expense	$5,520	$4,933	$3,936	$5,932

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2010 and 2009, Trustmark had commitments to extend credit of $1.6 billion and $1.7 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2010 and 2009, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $185.6 million and $187.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2010, the fair value of collateral held was $55.2 million.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2011 to 2028.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $6.5 million in 2010, $6.4 million in 2009 and $6.3 million in 2008. At December 31, 2010, future minimum rental commitments under noncancellable operating leases are as follows ($ in thousands):

Year	Amount
2011	$6,013
2012	5,175
2013	4,399
2014	3,357
2015	2,751
Thereafter	5,448
Total	$27,143

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme. Plaintiffs have demanded a jury trial. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, which remain pending, although the plaintiffs have yet to file any responsive briefing.  Instead, the plaintiffs have sought to stay the lawsuit pending the conclusion of the federal criminal trial of R. Allen Stanford in Houston, Texas.  The court has not ruled on the plaintiff’s motion to stay at this time.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with the Company as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which remains pending.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business. Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

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

At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a material adverse outcome in any such case is not reasonably possible.

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

Repurchased

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge $8.2 million to net income available to common shareholders in Trustmark’s fourth quarter 2009 financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.  In addition, on December 30, 2009, Trustmark repurchased in full from the Treasury, the Warrant to purchase 1,647,931 shares of Trustmark’s common stock, which was issued to the Treasury pursuant to the TARP CPP.  The purchase price paid by Trustmark to the Treasury for the Warrant was its fair value of $10.0 million.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of December 31, 2010, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2010.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2010, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

At December 31, 2009:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,008,980	14.58%	$553,504	8.00%	n/a	n/a
Trustmark National Bank	967,224	14.16%	546,344	8.00%	$682,930	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$872,509	12.61%	$276,752	4.00%	n/a	n/a
Trustmark National Bank	834,056	12.21%	273,172	4.00%	$409,758	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$872,509	9.74%	$268,868	3.00%	n/a	n/a
Trustmark National Bank	834,056	9.45%	264,817	3.00%	$441,361	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2011 approximately $68.6 million plus its net income for that year to pay as dividends.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during 2010 or 2009 and currently has no authorization from the Board of Directors to repurchase its common stock.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Loss
Balance, January 1, 2008	$(23,370)	$8,919	$(14,451)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	31,420	(12,018)	19,402
Less: adjustment for net gains realized in net income	(505)	193	(312)
Pension and other postretirement benefit plans:
Net decrease in prior service credit arising during the period	(730)	279	(451)
Net increase in loss arising during the period	(30,615)	11,710	(18,905)
Balance, December 31, 2008	(23,800)	9,083	(14,717)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	27,639	(10,572)	17,067
Less: adjustment for net gains realized in net income	(5,467)	2,091	(3,376)
Pension and other postretirement benefit plans:
Net increase in prior service cost arising during the period	(1,885)	721	(1,164)
Net decrease in loss arising during the period	917	(351)	566
Balance, December 31, 2009	(2,596)	972	(1,624)
Unrealized gains on available for sale securities:
Unrealized holding losses arising during period	(15,431)	5,902	(9,529)
Less: adjustment for net gains realized in net income	(2,329)	891	(1,438)
Pension and other postretirement benefit plans:
Net decrease in prior service cost arising during the period	123	(47)	76
Net decrease in loss arising during the period	1,764	(675)	1,089
Balance, December 31, 2010	$(18,469)	$7,043	$(11,426)

Note 16 – Fair Value

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of valuation inputs with the fair value hierarchy utilized to measure fair value ($ in thousands):

	December 31, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$122,035	$-	$122,035	$-
Obligations of states and political subdivisions	159,637	-	159,637	-
Mortgage-backed securities	1,895,577	-	1,895,577	-
Securities available for sale	2,177,249	-	2,177,249	-
Loans held for sale	153,044	-	153,044	-
Mortgage servicing rights	51,151	-	-	51,151
Other assets - derivatives	(2,247)	(2,584)	-	337
Other liabilities - derivatives	(1,581)	1,562	(3,143)	-

	December 31, 2009
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	47,937	-	47,937	-
Obligations of states and political subdivisions	117,508	-	117,508	-
Mortgage-backed securities	1,512,762	-	1,512,762	-
Corporate debt securities	6,189	-	6,189	-
Securities available for sale	1,684,396	-	1,684,396	-
Loans held for sale	226,225	-	226,225	-
Mortgage servicing rights	50,513	-	-	50,513
Other assets - derivatives	(3,622)	(3,561)	-	(61)
Other liabilities - derivatives	(1,221)	935	(2,156)	-

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2009	$42,882	$1,433
Total net (losses) gains included in net income	(1,960)	5,751
Purchases, sales, issuances and settlements, net	9,591	(7,245)
Balance, December 31, 2009	50,513	(61)
Total net (losses) gains included in net income	(16,247)	4,382
Purchases, sales, issuances and settlements, net	16,885	(3,984)
Balance, December 31, 2010	$51,151	$337

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized
gains or losses still held at December 31, 2010	$(8,943)	$315

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets at December 31, 2010, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At December 31, 2010, Trustmark had outstanding balances of $97.6 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $74.2 million at December 31, 2009.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $61.8 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2010 compared with $78.3 million for the same period in 2009.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $5.5 million and $13.6 million for year ending December 31,  2010 and 2009, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $54.2 million of foreclosed assets were remeasured during 2010, requiring write-downs of $17.1 million to reach their current fair values compared to $25.6 million of foreclosed assets that were remeasured during 2009, requiring write-downs of $7.4 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2010 and 2009, are as follows ($ in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$173,317	$173,317	$219,893	$219,893
Securities available for sale	2,177,249	2,177,249	1,684,396	1,684,396
Securities held to maturity	140,847	145,143	232,984	240,674
Loans held for sale	153,044	153,044	226,225	226,225
Net loans	5,966,732	6,030,219	6,216,135	6,269,054
Other assets - derivatives	(2,247)	(2,247)	(3,622)	(3,622)

Financial Liabilities:
Deposits	7,044,567	7,054,611	7,188,465	7,198,796
Short-term liabilities	1,125,481	1,125,481	906,989	906,989
Long-term FHLB advance	-	-	75,000	75,000
Subordinated notes	49,806	48,750	49,774	48,661
Junior subordinated debt securities	61,856	30,928	70,104	32,536
Other liabilities - derivatives	(1,581)	(1,581)	(1,221)	(1,221)

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

Net Loans

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2010.

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

Note 17 – Derivative Financial Instruments

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $163.0 million at December 31, 2010, with a positive valuation adjustment of $3.1 million, compared to $188.1 million, with a positive valuation adjustment of $2.2 million as of December 31, 2009.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of implementing this strategy resulted in a net positive ineffectiveness of $7.3 million for the year ended December 31, 2010 and a net negative ineffectiveness of $22 thousand for the year ended December 31, 2009.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $67.9 million at December 31, 2010, with a positive valuation adjustment of $337 thousand, compared to $78.9 million, with a negative valuation adjustment of $61 thousand as of December 31, 2009.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2010 as well as the effect of these derivative instruments on Trustmark’s results of operations for year ended December 31, 2010:

	December 31,	December 31,
	2010	2009
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$(3,143)	$(2,156)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(2,897)	$(3,873)
Exchange traded purchased options included in other assets	313	312
OTC written options (rate locks) included in other assets	337	(61)
Exchange traded written options included in other liabilities	1,562	935

	Years ended December 31,
	2010	2009	2008
Derivatives in hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$987	$4,888	$(1,847)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$16,655	$(8,122)	$47,221

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits. General Banking also consists of internal operations that were previously included in the former Administration segment prior to 2009.  Internal operations include Human Resources, Executive Administration, Treasury, Funds Management, Public Affairs and Corporate Finance.  Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  In addition, Wealth Management provides life insurance and risk management services through TRMK Risk Management, Inc. (TRMI), a wholly owned subsidiary of TNB.  Insurance includes a newly formed agency named Fisher Brown Bottrell Insurance, Inc. (FBBI), a subsidiary of TNB.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell to create the new FBBI.  Through FBBI, Trustmark provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.  On December 30, 2010, TRMI was merged into FBBI.  Beginning in 2011, all previous insurance and risk management products and services provided to wealth management customers will be provided in Insurance by FBBI.

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

The following table discloses financial information by reportable segment for the periods ended December 31, 2010, 2009 and 2008.

Segment Information
($ in thousands)
	Years Ended December 31,
	2010	2009	2008
General Banking
Net interest income	$347,607	$349,790	$314,860
Provision for loan losses	49,551	77,052	76,435
Noninterest income	115,934	116,335	116,141
Noninterest expense	284,022	265,648	238,646
Income before income taxes	129,968	123,425	115,920
Income taxes	37,577	39,112	36,449
General banking net income	$92,391	$84,313	$79,471

Selected Financial Information
Average assets	$9,185,616	$9,406,775	$9,012,458
Depreciation and amortization	$24,804	$25,727	$26,150

Wealth Management
Net interest income	$4,174	$4,123	$4,076
Provision for loan losses	(5)	60	(23)
Noninterest income	22,702	22,808	28,573
Noninterest expense	20,765	19,928	20,940
Income before income taxes	6,116	6,943	11,732
Income taxes	2,047	2,457	4,163
Wealth management net income	$4,069	$4,486	$7,569

Selected Financial Information
Average assets	$89,503	$95,916	$98,240
Depreciation and amortization	$272	$295	$331

Insurance
Net interest income	$242	$296	$224
Noninterest income	27,291	29,099	32,544
Noninterest expense	20,862	22,683	24,133
Income before income taxes	6,671	6,712	8,635
Income taxes	2,495	2,464	3,258
Insurance net income	$4,176	$4,248	$5,377

Selected Financial Information
Average assets	$16,708	$17,751	$20,489
Depreciation and amortization	$570	$467	$433

Consolidated
Net interest income	$352,023	$354,209	$319,160
Provision for loan losses	49,546	77,112	76,412
Noninterest income	165,927	168,242	177,258
Noninterest expense	325,649	308,259	283,719
Income before income taxes	142,755	137,080	136,287
Income taxes	42,119	44,033	43,870
Consolidated net income	$100,636	$93,047	$92,417

Selected Financial Information
Average assets	$9,291,827	$9,520,442	$9,131,187
Depreciation and amortization	$25,646	$26,489	$26,914

Note 19 – Parent Company Only Financial Information
($ in thousands)

Condensed Balance Sheets		December 31,
Assets:		2010	2009
Investment in banks		$1,192,826	$1,157,768
Other assets		19,411	23,719
Total Assets		$1,212,237	$1,181,487

Liabilities and Shareholders' Equity:
Accrued expense		$897	$1,323
Junior subordinated debt securities		61,856	70,104
Shareholders' equity		1,149,484	1,110,060
Total Liabilities and Shareholders' Equity		$1,212,237	$1,181,487

Condensed Statements of Income	Years Ended December 31,
Revenue:	2010	2009	2008
Dividends received from banks	$61,843	$64,807	$65,558
Earnings of subsidiaries over distributions	40,036	29,606	29,468
Other income	68	95	241
Total Revenue	101,947	94,508	95,267
Expense:
Interest expense	-	-	181
Other expense	1,311	1,461	2,669
Total Expense	1,311	1,461	2,850
Net Income	100,636	93,047	92,417
Preferred stock dividends	-	10,124	1,165
Accretion of discount on preferred stock	-	9,874	188
Net Income Available to Common Shareholders	$100,636	$73,049	$91,064

Condensed Statements of Cash Flows	Years Ended December 31,
Operating Activities:	2010	2009	2008
Net income	$100,636	$93,047	$92,417
Adjustments to reconcile net income to net cash provided by
operating activities:
Increase in investment in subsidiaries	(40,036)	(29,606)	(29,468)
Other	(252)	1,075	342
Net cash provided by operating activities	60,348	64,516	63,291

Investing Activities:
Payment for investments in subsidiaries	-	-	(205,000)
Repayment for investments in subsidiaries	248	115,000	-
Proceeds from maturities of securities available for sale	-	1,500	4,002
Purchases of securities available for sale	-	-	(1,531)
Net cash provided by (used in) investing activities	248	116,500	(202,529)

Financing Activities:
Repayments of line of credit	-	-	(7,000)
Repayments of advances from subsidiaries	(8,248)	-
Proceeds from issuance of common stock, net	-	109,296	-
Proceeds from issuance of preferred stock and warrant	-	-	215,000
Repurchase of preferred stock and warrant	-	(225,000)	-
Cash dividends paid on common stock	(59,302)	(53,295)	(53,022)
Cash dividends paid on preferred stock	-	(11,288)	-
Other common stock transactions, net	3,128	1,184	765
Other, net	(60)	-	-
Net cash (used in) provided by financing activities	(64,482)	(179,103)	155,743
Increase (decrease) in cash and cash equivalents	(3,886)	1,913	16,505
Cash and cash equivalents at beginning of year	21,391	19,478	2,973
Cash and cash equivalents at end of year	$17,505	$21,391	$19,478

Trustmark (parent company only) paid income taxes of approximately $53.6 million in 2010, $60.5 million in 2009 and $56.9 million in 2008. Interest paid was $0 for both 2010 and 2009 while $220 thousand was paid in 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2010.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2010 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011, expressed an unqualified opinion on those consolidated financial statements.

Jackson, Mississippi
February 25, 2011

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2010, for the number of securities to be issued upon exercise of outstanding options and potential excess shares, related to Trustmark’s 2005 Plan and 1997 Plan. Information related to securities remaining available for future issuance relates exclusively to the 2005 Plan, which replaced the 1997 Plan under which no additional grants will be made. Performance-based restricted stock units, and potential excess units, are not reflected in the table below because they can only be settled in cash.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	1,522,722	$27.03	5,077,160
Equity compensation plans not approved by security holders	-	-	-
Total	1,522,722	$27.03	5,077,160

(1) - Includes shares issuable pursuant to outstanding options and the maximum potential excess shares issuable in the event currently unvested performance-based restricted stock awards vest in excess of 100%.
(2) - Potential excess shares, to the extent issued, do not have an exercise price and are, therefore, excluded for purposes of computing the weighted-average exercise price.
(3) - Consists of shares available to be granted in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and/or performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2010 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements (Notes 1 through 19)

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

10-z
Employment Agreement between Trustmark Corporation and Gerard R. Host dated September 14, 2010.  Filed September 14, 2010, as Exhibit 10-z to Trustmark's Form 8-K Current Report, incorporated herein by reference.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	February 25, 2011	DATE:	February 25, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 25, 2011	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE: February 25, 2011	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE: February 25, 2011	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Director

DATE: February 25, 2011	BY:	/s/ Richard G. Hickson
Richard G. Hickson, Chairman and Director

DATE: February 25, 2011	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE: February 25, 2011	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: February 25, 2011	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: February 25, 2011	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: February 25, 2011	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE: February 25, 2011	BY:	/s/ Leroy G. Walker, Jr.
Leroy G.Walker, Jr., Director

DATE: February 25, 2011	BY:	/s/ William G. Yates III
William G. Yates III, Director