Form 10-Q
period 2011-03-31
TRUSTMARK CORP
filed 2011-05-06
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 25, 2011, there were 63,991,264 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks (noninterest-bearing)	$193,087	$161,544
Federal funds sold and securities purchased under reverse repurchase agreements	1,726	11,773
Securities available for sale (at fair value)	2,309,704	2,177,249
Securities held to maturity (fair value: $113,828-2011; $145,143-2010)	110,054	140,847
Loans held for sale	112,981	153,044
Loans	5,964,089	6,060,242
Less allowance for loan losses	93,398	93,510
Net loans	5,870,691	5,966,732
Premises and equipment, net	141,524	142,289
Mortgage servicing rights	53,598	51,151
Goodwill	291,104	291,104
Identifiable intangible assets	15,532	16,306
Other real estate	89,198	86,704
Other assets	325,263	355,159
Total Assets	$9,514,462	$9,553,902

Liabilities
Deposits:
Noninterest-bearing	$1,668,104	$1,636,625
Interest-bearing	5,758,170	5,407,942
Total deposits	7,426,274	7,044,567
Federal funds purchased and securities sold under repurchase agreements	550,919	700,138
Short-term borrowings	154,585	425,343
Subordinated notes	49,814	49,806
Junior subordinated debt securities	61,856	61,856
Other liabilities	110,785	122,708
Total Liabilities	8,354,233	8,404,418

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 63,987,064 shares - 2011;
63,917,591 shares - 2010	13,333	13,318
Capital surplus	260,297	256,675
Retained earnings	898,222	890,917
Accumulated other comprehensive loss, net of tax	(11,623)	(11,426)
Total Shareholders' Equity	1,160,229	1,149,484
Total Liabilities and Shareholders' Equity	$9,514,462	$9,553,902

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest Income
Interest and fees on loans	$76,270	$81,597
Interest on securities:
Taxable	19,992	19,735
Tax exempt	1,383	1,417
Interest on federal funds sold and securities purchased under reverse repurchase agreements	8	8
Other interest income	332	383
Total Interest Income	97,985	103,140

Interest Expense
Interest on deposits	9,719	13,904
Interest on federal funds purchased and securities sold under repurchase agreements	338	226
Other interest expense	1,553	1,592
Total Interest Expense	11,610	15,722
Net Interest Income	86,375	87,418
Provision for loan losses	7,537	15,095

Net Interest Income After Provision for Loan Losses	78,838	72,323

Noninterest Income
Service charges on deposit accounts	11,907	12,977
Insurance commissions	6,512	6,837
Wealth management	5,986	5,355
Bank card and other fees	6,475	5,880
Mortgage banking, net	4,722	6,072
Other, net	762	879
Securities gains, net	7	369
Total Noninterest Income	36,371	38,369

Noninterest Expense
Salaries and employee benefits	44,036	42,854
Services and fees	10,270	10,255
Net occupancy - premises	5,073	5,034
Equipment expense	5,144	4,303
FDIC assessment expense	2,750	3,147
ORE/Foreclosure expense	3,213	3,061
Other expense	9,532	7,707
Total Noninterest Expense	80,018	76,361
Income Before Income Taxes	35,191	34,331
Income taxes	11,178	10,876
Net Income	$24,013	$23,455

Earnings Per Common Share
Basic	$0.38	$0.37

Diluted	$0.37	$0.37

Dividends Per Common Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2011	2010
Balance, January 1,	$1,149,484	$1,110,060
Net income per consolidated statements of income	24,013	23,455
Other comprehensive income:
Net change in fair value of securities available for sale	(950)	5,583
Net change in defined benefit plans	753	505
Comprehensive income	23,816	29,543
Common stock dividends paid	(14,866)	(14,817)
Common stock issued-net, long-term incentive plans:
Stock options	401	2,296
Restricted stock	(620)	(592)
Excess tax benefit from stock-based compensation arrangements	976	807
Compensation expense, long-term incentive plans	1,038	1,292
Other	-	(60)
Balance, March 31,	$1,160,229	$1,128,529

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$24,013	$23,455
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	7,537	15,095
Depreciation and amortization	5,853	5,798
Net amortization of securities	1,559	429
Securities gains, net	(7)	(369)
Gains on sales of loans, net	(3,101)	(3,755)
Deferred income tax benefit	(355)	(165)
Proceeds from sales of loans held for sale	242,755	250,012
Purchases and originations of loans held for sale	(195,964)	(197,088)
Originations and sales of mortgage servicing rights	(3,480)	(3,761)
Net decrease in other assets	29,455	18,425
Net decrease in other liabilities	(9,728)	(10,000)
Other operating activities, net	1,480	4,263
Net cash provided by operating activities	100,017	102,339

Investing Activities
Proceeds from calls and maturities of securities held to maturity	30,806	17,122
Proceeds from calls and maturities of securities available for sale	147,958	86,620
Proceeds from sales of securities available for sale	-	12,453
Purchases of securities available for sale	(283,517)	(108,094)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	10,047	(5,225)
Net decrease in loans	68,952	118,184
Purchases of premises and equipment	(2,487)	(935)
Proceeds from sales of premises and equipment	374	1
Proceeds from sales of other real estate	15,399	11,827
Net cash (used in) provided by investing activities	(12,468)	131,953

Financing Activities
Net increase (decrease) in deposits	381,707	(41,412)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(149,219)	(81,321)
Net decrease in short-term borrowings	(274,385)	(120,799)
Common stock dividends	(14,866)	(14,817)
Common stock issued-net, long-term incentive plans	(219)	1,704
Excess tax benefit from stock-based compensation arrangements	976	807
Net cash used in financing activities	(56,006)	(255,838)

Increase (decrease) in cash and cash equivalents	31,543	(21,546)
Cash and cash equivalents at beginning of period	161,544	213,519
Cash and cash equivalents at end of period	$193,087	$191,973

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2010 annual report on Form 10-K.

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

Note 2 – Business Combinations

On April 15, 2011, Trustmark announced the acquisition of Heritage Banking Group, a 90-year old financial institution headquartered in Carthage, Mississippi, from the Federal Deposit Insurance Corporation.  At March 31, 2011, Heritage had approximately $228.3 million in assets and $205.0 million in deposits.  Substantially all loans and other real estate acquired are covered by a loss share agreement in which the FDIC will reimburse Trustmark for 80.0% of the losses incurred. The assets covered by loss sharing agreements total approximately $156.0 million.  Trustmark purchased Heritage for an asset discount of approximately $23.0 million and a deposit premium of 0.15%.  The acquisition is expected to generate an estimated one-time $4.0 million to $6.0 million after-tax gain in the second quarter of 2011.

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$10	$-	$-	$10	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	139,080	196	(3,108)	136,168	-	-	-	-
Obligations of states and political subdivisions	158,945	3,805	(841)	161,909	49,129	2,728	(2)	51,855
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,423	656	-	12,079	5,650	135	-	5,785
Issued by FNMA and FHLMC	423,785	1,057	(7,820)	417,022	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,449,533	39,919	(2,580)	1,486,872	52,272	928	-	53,200
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	94,292	1,921	(569)	95,644	3,003	1	(16)	2,988
Total	$2,277,068	$47,554	$(14,918)	$2,309,704	$110,054	$3,792	$(18)	$113,828

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government agencies	$12	$-	$-	$12	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	124,093	114	(2,184)	122,023	-	-	-	-
Obligations of states and political subdivisions	159,418	2,259	(2,040)	159,637	53,246	2,628	(10)	55,864
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,719	723	-	12,442	6,058	171	-	6,229
Issued by FNMA and FHLMC	432,162	1,188	(6,846)	426,504	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,361,339	43,788	(4,311)	1,400,816	78,526	1,503	-	80,029
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	54,331	2,007	(523)	55,815	3,017	6	(2)	3,021
Total	$2,143,074	$50,079	$(15,904)	$2,177,249	$140,847	$4,308	$(12)	$145,143

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2011	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$85,994	$(3,108)	$-	$-	$85,994	$(3,108)
Obligations of states and political subdivisions	36,755	(837)	306	(6)	37,061	(843)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	320,938	(7,820)	-	-	320,938	(7,820)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	227,871	(2,580)	-	-	227,871	(2,580)
Commercial mortgage-backed securities
Issued by FNMA and FHLMC	28,716	(585)	-	-	28,716	(585)
Total	$700,274	$(14,930)	$306	$(6)	$700,580	$(14,936)

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$86,917	$(2,184)	$-	$-	$86,917	$(2,184)
Obligations of states and political subdivisions	65,523	(2,045)	307	(5)	65,830	(2,050)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	312,787	(6,846)	-	-	312,787	(6,846)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	232,279	(4,311)	-	-	232,279	(4,311)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	21,073	(525)	-	-	21,073	(525)
Total	$718,579	$(15,911)	$307	$(5)	$718,886	$(15,916)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2011.  There were no other-than-temporary impairments for the three months ended March 31, 2011 and 2010.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2011	2010
Proceeds from sales of securities	$-	$12,453
Gross realized gains	-	364

Held to Maturity
Proceeds from calls of securities	$1,290	$1,705
Gross realized gains	7	5

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2011, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$13,052	$13,132	$3,302	$3,334
Due after one year through five years	44,071	45,253	15,512	16,015
Due after five years through ten years	215,508	214,369	21,914	23,314
Due after ten years	25,404	25,333	8,401	9,192
	298,035	298,087	49,129	51,855
Mortgage-backed securities	1,979,033	2,011,617	60,925	61,973
Total	$2,277,068	$2,309,704	$110,054	$113,828

Note 4 – Loans and Allowance for Loan Losses

For the periods presented, loans consisted of the following ($ in thousands):

	March 31, 2011	December 31, 2010
Loans secured by real estate:
Construction, land development and other land loans	$552,956	$583,316
Secured by 1-4 family residential properties	1,737,018	1,732,056
Secured by nonfarm, nonresidential properties	1,488,711	1,498,108
Other	216,986	231,963
Commercial and industrial loans	1,082,258	1,068,369
Consumer loans	357,870	402,165
Other loans	528,290	544,265
Loans	5,964,089	6,060,242
Less allowance for loan losses	93,398	93,510
Net loans	$5,870,691	$5,966,732

The following table details loans individually and collectively evaluated for impairment at March 31, 2011 and December 31. 2010 ($ in thousands):

	March 31, 2011
	Loans Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$44,151	$508,805	$552,956
Secured by 1-4 family residential properties	24,825	1,712,193	1,737,018
Secured by nonfarm, nonresidential properties	32,237	1,456,474	1,488,711
Other	5,648	211,338	216,986
Commercial and industrial loans	17,159	1,065,099	1,082,258
Consumer loans	1,516	356,354	357,870
Other loans	1,254	527,036	528,290
Total	$126,790	$5,837,299	$5,964,089

	December 31, 2010
	Loans Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$57,831	$525,485	$583,316
Secured by 1-4 family residential properties	30,313	1,701,743	1,732,056
Secured by nonfarm, nonresidential properties	29,013	1,469,095	1,498,108
Other	6,154	225,809	231,963
Commercial and industrial loans	16,107	1,052,262	1,068,369
Consumer loans	2,112	400,053	402,165
Other loans	1,393	542,872	544,265
Total	$142,923	$5,917,319	$6,060,242

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At March 31, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired Loans

At March 31, 2011 and December 31, 2010, the carrying amounts of nonaccrual loans, which are considered for impairment analysis, were $126.8 million and $142.9 million, respectively.  When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  At March 31, 2011 and December 31, 2010, specifically evaluated impaired loans totaled $87.1 million and $97.6 million, respectively. In addition, these specifically evaluated impaired loans had a related allowance of $7.9 million and $8.3 million at the end of the respective periods.  Specific charge-offs related to impaired loans totaled $5.3 million and $9.8 million while the provisions charged to net income for these loans totaled $1.0 million and $1.8 million for the first three months of 2011 and 2010, respectively.

At March 31, 2011 and December 31, 2010, nonaccrual loans, not specifically impaired and written down to fair value less cost to sell, totaled $39.7 million and $45.3 million, respectively.  In addition, these nonaccrual loans had allocated allowance for loan losses of $3.2 million and $3.5 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended March 31, 2011 and 2010.

At March 31, 2011 and December 31, 2010, loans classified as troubled debt restructurings (TDRs) totaled $22.8 million and $19.2 million, respectively.  For TDRs, Trustmark had a related loan loss allowance of $1.9 million at the end of each respective period.  Specific charge-offs related to TDRs totaled $631 thousand for the three months ended March 31, 2011.  Loans that are TDRs are charged down to the most likely fair value estimate less cost to sell, which would approximate net realizable value.

At March 31, 2011 and December 31, 2010, the carrying amount of impaired loans consisted of the following ($ in thousands):

	March 31, 2011
		Total Loans with No Related Allowance Recorded
	Unpaid Principal Balance		Total Loans with an Allowance Recorded	Total Carrying Amount		Average Recorded Investment
					Related Allowance

Loans secured by real estate:
Construction, land development and other land loans	$64,745	$15,688	$28,464	$44,152	$6,242	$50,991
Secured by 1-4 family residential properties	34,482	4,212	20,612	24,824	680	27,568
Secured by nonfarm, nonresidential properties	40,155	23,113	9,123	32,236	1,415	30,625
Other	6,554	5,042	606	5,648	41	5,902
Commercial and industrial loans	18,527	9,053	8,106	17,159	2,670	16,632
Consumer loans	1,859	-	1,517	1,517	18	1,815
Other loans	2,752	990	264	1,254	53	1,324
Total	$169,074	$58,098	$68,692	$126,790	$11,119	$134,857

	December 31, 2010
		Total Loans with No Related Allowance Recorded
	Unpaid Principal Balance		Total Loan is with an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment

Loans secured by real estate:
Construction, land development and other land loans	$81,945	$33,201	$24,630	$57,831	$6,782	$69,817
Secured by 1-4 family residential properties	41,475	3,082	27,230	30,312	1,745	30,888
Secured by nonfarm, nonresidential properties	35,679	18,582	10,431	29,013	1,580	23,535
Other	7,009	5,042	1,113	6,155	95	4,126
Commercial and industrial loans	17,413	9,172	6,935	16,107	1,514	11,369
Consumer loans	2,420	-	2,112	2,112	23	1,544
Other loans	2,868	1,107	286	1,393	58	765
Total	$188,809	$70,186	$72,737	$142,923	$11,797	$142,044

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

•
Compliance with Law – focuses on underwriting, documentation, approval and reporting in compliance with banking laws and regulations.  Primary emphasis is directed to Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and Regulation O requirements.

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

•
Substandard (RR 8) – a loan that has at least one identified weakness that is well defined.  This rating is for credits where the primary sources of repayment are not viable at this time or where either the capital or collateral is not adequate to support the loan and the secondary means of repayment do not provide a sufficient level of support to offset the identified weakness but are sufficient to prevent a loss at this time.  While these credits do not demonstrate any level of loss at this time, further deterioration would lead to a further downgrade.

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

The credit risk grades represent the probability of default (PD) for an individual credit and as such is not a direct indication of loss given default (LGD).  The LGD aspect of the subject risk ratings is neither uniform across the nine primary commercial loan groups or constant between the geographic areas.  To account for the variance in the LGD aspects of the risk rate system, the loss expectations for each risk rating is integrated into the allowance for loan loss methodology where the calculated LGD is allotted for each individual risk rating with respect to the individual loan group and unique geographic area.  The LGD aspect of the reserve methodology is calculated each quarter as a component of the overall reserve factor for each risk grade by loan group and geographic area.

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

Consumer Credits

Loans that do not meet a minimum custom credit score are reviewed quarterly by Management.  The Retail Credit Review Committee reviews the volume and percentage of approvals that did not meet the minimum passing custom score by region, individual location, and officer.  To assure that Trustmark continues to originate quality loans, this process allows Management to make necessary changes such as changes to underwriting procedures, credit policies, or changes in loan authority to Trustmark personnel.

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

The allowance calculation methodology delineates the consumer loan portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profile, which include residential mortgage, direct consumer loans, auto finance, credit cards, and overdrafts.  For these pools, the historical loss experience is determined by calculating a 20-quarter rolling average and that loss factor is applied to each homogeneous pool to establish the quantitative aspect of the methodology.  Where the loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each homogeneous pool to establish the qualitative aspect of the methodology.  The qualitative portion is the allocation of perceived risks across the loan portfolio to derive the potential losses that exist at the current point in time.  This methodology utilizes five separate factors where each factor is made up of unique components that when weighted and combined produce an estimated level of reserve for each of the loan pools.  The five factors include economic indicators, performance trends, management experience, lending policy measures, and credit concentrations.

The table below illustrates the carrying amount of loans by credit quality indicator at March 31, 2011 and December 31, 2010 ($ in thousands):

	March 31, 2011
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$323,839	$39,218	$132,171	$-	$495,228
Secured by 1-4 family residential properties	115,732	577	22,084	224	138,617
Secured by nonfarm, nonresidential properties	1,345,584	14,062	127,679	431	1,487,756
Other	201,610	317	6,856	-	208,783
Commercial and industrial loans	994,624	27,545	54,545	1,409	1,078,123
Consumer loans	647	-	-	-	647
Other loans	519,273	207	3,885	135	523,500
	$3,501,309	$81,926	$347,220	$2,199	$3,932,654

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Loans
Loans secured by real estate:
Construction, land development and other land loans	$55,367	$416	$-	$1,945	$57,728	$552,956
Secured by 1-4 family residential properties	1,564,509	13,788	2,530	17,574	1,598,401	1,737,018
Secured by nonfarm, nonresidential properties	955	-	-	-	955	1,488,711
Other	8,121	48	-	34	8,203	216,986
Commercial and industrial loans	4,030	72	-	33	4,135	1,082,258
Consumer loans	344,666	8,815	2,226	1,516	357,223	357,870
Other loans	4,639	151	-	-	4,790	528,290
	$1,982,287	$23,290	$4,756	$21,102	$2,031,435	$5,964,089

	December 31, 2010
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9
					Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$347,287	$44,459	$134,503	$512	$526,761
Secured by 1-4 family residential properties	113,776	780	25,167	226	139,949
Secured by nonfarm, nonresidential properties	1,353,794	16,858	126,050	431	1,497,133
Other	216,022	180	7,418	-	223,620
Commercial and industrial loans	977,793	25,642	58,307	1,416	1,063,158
Consumer loans	524	-	-	-	524
Other loans	535,110	210	3,633	146	539,099
	$3,544,306	$88,129	$355,078	$2,731	$3,990,244

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Loans
Loans secured by real estate:
Construction, land development and other land loans	$53,797	$223	$-	$2,535	$56,555	$583,316
Secured by 1-4 family residential properties	1,559,611	10,302	1,278	20,916	1,592,107	1,732,056
Secured by nonfarm, nonresidential properties	975	-	-	-	975	1,498,108
Other	8,282	26	-	35	8,343	231,963
Commercial and industrial loans	5,075	97	-	39	5,211	1,068,369
Consumer loans	383,529	13,741	2,260	2,111	401,641	402,165
Other loans	5,166	-	-	-	5,166	544,265
	$2,016,435	$24,389	$3,538	$25,636	$2,069,998	$6,060,242

Past Due Loans

Loans past due 90 days or more totaled $24.8 million and $19.4 million at March 31, 2011 and December 31, 2010, respectively. Included in these amounts are $19.8 million and $15.8 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2011.

The following table provides an aging analysis of past due loans and nonaccrual loans by class at March 31, 2011 and December 31, 2010 ($ in thousands):

	March 31, 2011
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Loans

Loans secured by real estate:
Construction, land development and other land loans	$15,873	$-	$15,873	$44,151	$492,932	$552,956
Secured by 1-4 family residential properties	15,755	2,699	18,454	24,825	1,693,739	1,737,018
Secured by nonfarm, nonresidential properties	13,448	30	13,478	32,237	1,442,996	1,488,711
Other	2,587	16	2,603	5,648	208,735	216,986
Commercial and industrial loans	1,725	39	1,764	17,159	1,063,335	1,082,258
Consumer loans	8,817	2,226	11,043	1,516	345,311	357,870
Other loans	599	-	599	1,254	526,437	528,290
Total past due loans	$58,804	$5,010	$63,814	$126,790	$5,773,485	$5,964,089

(1) - Past due greater than 90 days but still accruing interest.

	December 31, 2010
	Past Due
		Greater than			Current	Total
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Loans

Loans secured by real estate:
Construction, land development and other land loans	$1,651	$-	$1,651	$57,831	$523,834	$583,316
Secured by 1-4 family residential properties	11,654	1,278	12,932	30,313	1,688,811	1,732,056
Secured by nonfarm, nonresidential properties	9,149	31	9,180	29,013	1,459,915	1,498,108
Other	441	-	441	6,154	225,368	231,963
Commercial and industrial loans	4,178	39	4,217	16,107	1,048,045	1,068,369
Consumer loans	13,741	2,260	16,001	2,112	384,052	402,165
Other loans	67	-	67	1,393	542,805	544,265
Total past due loans	$40,881	$3,608	$44,489	$142,923	$5,872,830	$6,060,242

(1) - Past due greater than 90 days but still accruing interest.

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at January 1,	$93,510	$103,662
Loans charged-off	(11,132)	(19,775)
Recoveries	3,483	2,661
Net charge-offs	(7,649)	(17,114)
Provision for loan losses	7,537	15,095
Balance at March 31,	$93,398	$101,643

The following tables detail the balance in the allowance for loan losses by portfolio segment at March 31, 2011 ($ in thousands):

	Allowance for Loan Losses
	Balance				Balance
	January 1,			Provision for	March 31,
	2011	Charge-offs	Recoveries	Loan Losses	2011
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(3,494)	$-	$4,436	$36,504
Secured by 1-4 family residential properties	13,051	(2,348)	173	1,117	11,993
Secured by nonfarm, nonresidential properties	20,980	(1,530)	-	1,760	21,210
Other	1,582	(204)	-	92	1,470
Commercial and industrial loans	14,775	(827)	643	500	15,091
Consumer loans	5,400	(1,722)	1,660	(504)	4,834
Other loans	2,160	(1,007)	1,007	136	2,296
Total	$93,510	$(11,132)	$3,483	$7,537	$93,398

	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$6,242	$30,262	$36,504
Secured by 1-4 family residential properties	680	11,313	11,993
Secured by nonfarm, nonresidential properties	1,415	19,795	21,210
Other	41	1,429	1,470
Commercial and industrial loans	2,670	12,421	15,091
Consumer loans	18	4,816	4,834
Other loans	53	2,243	2,296
Total	$11,119	$82,279	$93,398

Note 5 – Mortgage Banking

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $263 thousand and $1.0 million for the quarters ended March 31, 2011 and 2010, respectively.  See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

The activity in MSR is detailed in the table below ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$51,151	$50,513
Origination of servicing assets	3,480	4,518
Disposals of mortgage loans sold serviced released	-	(757)
Change in fair value:
Due to market changes	257	(3,067)
Due to runoff	(1,290)	(1,170)
Balance at end of period	$53,598	$50,037

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

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2011 were $643 thousand and were insignificant during the same time period in 2010.  At March 31, 2011 and December 31, 2010, accrued mortgage loan servicing putback expenses were $1.3 million and $900 thousand, respectively.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Based on Trustmark’s experience to date, and its confidence in its underwriting practices on loans sold to others, Management does not believe that a material loss related to these transactions is either probable or reasonably estimated.

Note 6 – Other Real Estate

Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At March 31, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of other real estate owned is susceptible to changes in market conditions in these areas.

For the periods presented, changes and losses, net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$86,704	$90,095
Additions	19,552	13,621
Disposals	(15,055)	(12,120)
Writedowns	(2,003)	(420)
Balance at end of period	$89,198	$91,176

Gain (Loss), net on the sale of other real estate included in other expenses	$344	$(293)

Other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2011	2010
Construction, land development and other land properties	$64,667	$61,963
1-4 family residential properties	14,870	13,509
Nonfarm, nonresidential properties	656	9,820
Other real estate properties	9,005	1,412
Total other real estate	$89,198	$86,704

Other real estate by geographic location consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2011	2010
Florida	$31,339	$32,370
Mississippi (1)	22,084	24,181
Tennessee (2)	16,920	16,407
Texas	18,855	13,746
Total other real estate	$89,198	$86,704

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 7 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2011	2010
Noninterest-bearing demand deposits	$1,668,104	$1,636,625
Interest-bearing demand	1,456,055	1,474,045
Savings	2,217,596	1,809,116
Time	2,084,519	2,124,781
Total	$7,426,274	$7,044,567

 Note 8 – Defined Benefit and Other Postretirement Benefits

Capital Accumulation Plan

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Net periodic benefit cost
Service cost	$137	$137
Interest cost	1,115	1,194
Expected return on plan assets	(1,471)	(1,482)
Recognized net actuarial loss	1,037	850
Net periodic benefit cost	$818	$699

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  For 2011, Trustmark’s minimum required contribution is expected to be zero.  For 2010, Trustmark made a voluntary contribution of $1.9 million to improve the funded status of the plan.

Supplemental Retirement Plan

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elected to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31. The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three months ended March 31,
	2011	2010
Net periodic benefit cost
Service cost	$147	$187
Interest cost	569	560
Amortization of prior service cost	59	37
Recognized net actuarial loss	124	89
Net periodic benefit cost	$899	$873

Note 9 – Stock and Incentive Compensation Plans

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

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  Compensation expense for stock options granted under these plans is estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006 when Trustmark began granting restricted stock awards exclusively.

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

During the first quarter of 2011, the following performance awards were granted or vested:

•	On January 25, 2011, Trustmark awarded 53,863 shares of performance based restricted stock to key members of its executive management team.
•
The performance-based restricted stock issued on January 22, 2008 vested on December 31, 2010.  On February 22, 2011, the stock related to this grant was issued to the participants free of restriction.  As a result of achieving 100% of ROATE and 100% of TSR related to the performance goals during the performance period, 75,162 excess time-vested restricted shares were awarded and will vest at December 16, 2013.

•
A performance-based restricted stock award issued on January 27, 2009 also vested on December 31, 2010.  On February 22, 2011, the stock related to this grant was issued to the participant free of restriction.  As a result of achieving 100% of ROATE and 100% of TSR related to the performance goals during the performance period, 8,959 excess shares were awarded and will vest at May 10, 2011.

Time-Vested Awards

Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During the first three months of 2011, Trustmark awarded 67,989 shares of time-vested restricted stock to key members of its management team and board of directors.

Performance-Based Restricted Stock Unit Award

On January 27, 2009, Trustmark’s Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award) for 23,123 units, with each unit having the value of one share of Trustmark’s common stock.  This award was granted in connection with an employment agreement dated November 20, 2008, that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.  Compensation expense for the RSU award is based on the fair value of Trustmark's stock at the end of each reporting period. The performance period for these RSUs ended on December 31, 2010.  Although the award was certified on February 22, 2011, the units will not vest until May 10, 2011.  As a result of achieving 100% of ROATE and 100% of TSR related to the performance goals during the performance period, 23,123 excess units were awarded and will vest on May 10, 2011.

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three months ended March 31,
	2011	2010
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$67	$163
Performance awards	223	251
Time-vested awards	747	878
RSU award (share price: $23.42-2011, $24.43-2010)	137	158
Total	$1,174	$1,450

Note 10 –Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At March 31, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $178.2 million and $192.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2011, the fair value of collateral held was $57.5 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group. The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. Plaintiffs did not quantify damages. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, which remain pending, although the plaintiffs have yet to file any responsive briefing. Instead, the plaintiffs have sought to stay the lawsuit pending the conclusion of the federal criminal trial of R. Allen Stanford in Houston, Texas. The court has not ruled on the plaintiff’s motion to stay at this time.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with TNB as defendants. The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws. The complaint does not quantify the amount of money the plaintiffs seek to recover. In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. On March 29, 2010, the court stayed the case. TNB filed a motion to lift the stay, which remains pending.

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

Note 11 –Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards for the three months ended March 31, 2011 and 2010 totaled 1.29 million and 1.27 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Basic shares	63,950	63,743
Dilutive shares	232	190
Diluted shares	64,182	63,933

Note 12 –Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Income taxes paid	$435	$375
Interest expense paid on deposits and borrowings	11,378	16,543
Noncash transfers from loans to foreclosed properties	19,552	13,621

Note 13 –Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of March 31, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2011, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,062,083	16.25%	$522,884	8.00%	n/a	n/a
Trustmark National Bank	1,023,679	15.85%	516,580	8.00%	$645,725	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$930,424	14.24%	$261,442	4.00%	n/a	n/a
Trustmark National Bank	894,500	13.85%	258,290	4.00%	$387,435	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$930,424	10.10%	$276,236	3.00%	n/a	n/a
Trustmark National Bank	894,500	9.85%	272,361	3.00%	$453,935	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods ended March 31, 2011 and 2010 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	(Loss) Income
Balance, January 1, 2011	$(18,469)	$7,043	$(11,426)
Unrealized holding losses on AFS arising during period	(1,531)	585	(946)
Adjustment for net gains realized in net income	(7)	3	(4)
Pension and other postretirement benefit plans	1,219	(466)	753
Balance, March 31, 2011	$(18,788)	$7,165	$(11,623)

Balance, January 1, 2010	$(2,596)	$972	$(1,624)
Unrealized holding gains on AFS arising during period	9,411	(3,600)	5,811
Adjustment for net gains realized in net income	(369)	141	(228)
Pension and other postretirement benefit plans	818	(313)	505
Balance, March 31, 2010	$7,264	$(2,800)	$4,464

Note 14 –Fair Value

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. Trustmark’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Trustmark obtains the fair value of interest rate swaps from a third-party pricing service that uses an industry standard discounted cash flow methodology. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, Trustmark has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Trustmark has determined that the majority of the inputs used to value its interest rate swaps offered to qualified commercial borrowers fall within Level 2 of the fair value hierarchy, while the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads.  Trustmark has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these derivative positions and has determined that the credit valuation adjustment is not significant to the overall valuation of these derivatives.  As a result, Trustmark classifies its derivative valuations in Level 2 of the fair value hierarchy.

Trustmark also utilizes derivative instruments such as Treasury note futures contracts and exchange-traded option contracts to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These derivative instruments are exchange-traded and provide inputs, which allow them to be classified within Level 1 of the fair value hierarchy. In addition, Trustmark utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area which lack observable inputs for valuation purposes resulting in their inclusion in Level 3 of the fair value hierarchy.

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	March 31, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$136,178	$-	$136,178	$-
Obligations of states and political subdivisions	161,909	-	161,909	-
Mortgage-backed securities	2,011,617	-	2,011,617	-
Securities available for sale	2,309,704	-	2,309,704	-
Loans held for sale	112,981	-	112,981	-
Mortgage servicing rights	53,598	-	-	53,598
Other assets - derivatives	310	237	123	(50)
Other liabilities - derivatives	2,127	1,894	233	-

	December 31, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$122,035	$-	$122,035	$-
Obligations of states and political subdivisions	159,637	-	159,637	-
Mortgage-backed securities	1,895,577	-	1,895,577	-
Securities available for sale	2,177,249	-	2,177,249	-
Loans held for sale	153,044	-	153,044	-
Mortgage servicing rights	51,151	-	-	51,151
Other assets - derivatives	(2,247)	(2,584)	-	337
Other liabilities - derivatives	(1,581)	1,562	(3,143)	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended March 31, 2011 and 2010 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2011	$51,151	$337
Total net (losses) gains included in net income	(1,033)	614
Additions	3,480	-
Sales	-	(1,001)
Balance, March 31, 2011	$53,598	$(50)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized
gains or losses still held at March 31, 2011	$257	$(176)

Balance, January 1, 2010	$50,513	$(61)
Total net (losses) gains included in net income	(4,237)	557
Additions	4,518	-
Sales	(757)	(324)
Balance, March 31, 2010	$50,037	$172

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized
gains or losses still held at March 31, 2010	$(3,067)	$18

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets at March 31, 2011, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At March 31, 2011, Trustmark had outstanding balances of $87.1 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $97.6 million at December 31, 2010.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $19.6 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2011 compared with $13.6 million for the same period in 2010.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for possible loan losses totaling $1.8 million and $1.4 million for the first three months of 2011 and 2010, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $8.7 million of foreclosed assets were remeasured during the first three months of 2011, requiring write-downs of $2.0 million to reach their current fair values compared to $1.5 million of foreclosed assets that were remeasured during the first three months of 2010, requiring write-downs of $420 thousand.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010, are as follows ($ in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$194,813	$194,813	$173,317	$173,317
Securities available for sale	2,309,704	2,309,704	2,177,249	2,177,249
Securities held to maturity	110,054	113,828	140,847	145,143
Loans held for sale	112,981	112,981	153,044	153,044
Net loans	5,870,691	5,923,320	5,966,732	6,030,219
Other assets - derivatives	310	310	(2,247)	(2,247)

Financial Liabilities:
Deposits	7,426,274	7,434,330	7,044,567	7,054,611
Short-term liabilities	705,504	705,504	1,125,481	1,125,481
Subordinated notes	49,814	49,125	49,806	48,750
Junior subordinated debt securities	61,856	34,021	61,856	30,928
Other liabilities - derivatives	2,127	2,127	(1,581)	(1,581)

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a significantly different fair value estimate at March 31, 2011 and December 31, 2010.

A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 16 included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2010.

Note 15 –Derivative Financial Instruments

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $118.0 million at March 31, 2011, with a negative valuation adjustment of $110 thousand, compared to $163.0 million, with a positive valuation adjustment of $3.1 million as of December 31, 2010.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $263 thousand and $1.0 million for the quarters ended March 31, 2011 and 2010, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $80.2 million at March 31, 2011, with a negative valuation adjustment of $50 thousand, compared to $67.9 million, with a positive valuation adjustment of $337 thousand as of December 31, 2010.

Trustmark offers certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark offsets derivative transactions executed with commercial borrowers by entering into offsetting derivative transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in current period earnings. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of March 31, 2011, Trustmark had one pair of mirror-image trades with an aggregate notional amount of $12.2 million related to this program. The fair value of these derivatives is immaterial at March 31, 2011.

Trustmark has agreements with each of its derivative counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $129 thousand. As of March 31, 2011, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31,	December 31,
	2011	2010
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$110	$(3,143)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$176	$(2,897)
Exchange traded purchased options included in other assets	61	313
OTC written options (rate locks) included in other assets	(50)	337
Interest rate swaps included in other assets	123	-
Exchange traded written options included in other liabilities	1,894	1,562
Interest rate swaps included in other liabilities	123	-

	Three Months Ended March 31,
	2011	2010
Derivatives in hedging relationships
Amount of loss recognized in mortgage banking, net	$(3,253)	$(1,845)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(382)	$4,340
Amount of gain recognized in bankcard and other fees	90	-

Note 16 –Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits. General Banking also consists of internal operations such as Human Resources, Executive Administration, Treasury, Funds Management, Public Affairs and Corporate Finance.  Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  During 2010, Wealth Management provided life insurance and other risk management services through TRMK Risk Management, Inc. (TRMI), a wholly owned subsidiary of Trustmark National Bank who engaged in individual insurance product sales as a broker of life and long-term care insurance for Wealth Management customers.  On December 30, 2010, TRMI was merged into Fisher Brown Bottrell Insurance, Inc. (FBBI), another wholly owned subsidiary of TNB.  All previous products and services provided to Wealth Management customers are being provided by FBBI in 2011. Through FBBI, Trustmark’s Insurance Division provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.  As a result of the changes discussed above, certain immaterial reclassifications have been made to the prior year amounts in order to be in conformity with the current year.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands).

	Three Months Ended March 31,
	2011	2010
General Banking
Net interest income	$85,241	$86,312
Provision for loan losses	7,540	15,088
Noninterest income	23,815	26,049
Noninterest expense	68,820	65,577
Income before income taxes	32,696	31,696
Income taxes	10,304	9,947
General banking net income	$22,392	$21,749

Selected Financial Information
Average assets	$9,362,090	$9,186,250
Depreciation and amortization	$5,418	$5,332

Wealth Management
Net interest income	$1,073	$1,051
Provision for loan losses	(3)	7
Noninterest income	6,071	5,434
Noninterest expense	5,787	5,001
Income before income taxes	1,360	1,477
Income taxes	456	495
Wealth management net income	$904	$982

Selected Financial Information
Average assets	$82,465	$92,637
Depreciation and amortization	$62	$68

Insurance
Net interest income	$61	$55
Provision for loan losses	-	-
Noninterest income	6,485	6,886
Noninterest expense	5,411	5,783
Income before income taxes	1,135	1,158
Income taxes	418	434
Insurance net income	$717	$724

Selected Financial Information
Average assets	$64,751	$55,951
Depreciation and amortization	$373	$398

Consolidated
Net interest income	$86,375	$87,418
Provision for loan losses	7,537	15,095
Noninterest income	36,371	38,369
Noninterest expense	80,018	76,361
Income before income taxes	35,191	34,331
Income taxes	11,178	10,876
Consolidated net income	$24,013	$23,455

Selected Financial Information
Average assets	$9,509,306	$9,334,838
Depreciation and amortization	$5,853	$5,798

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This ASU amends ASC 310-40 to include the indicators from ASC 470-60 that a lender should consider in determining whether a borrower is experiencing financial difficulties (e.g., debtor default, debtor bankruptcy, or concerns about the future as a going concern are all indicators of financial difficulty). It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future.  The guidance in the rest of the ASU addresses whether the lender has granted a concession to the borrower.  The ASU also amends ASC 310-40 to clarify that a lender is explicitly precluded from performing the borrower’s effective interest rate test, described in ASC 470, to determine whether a modification is a TDR.  For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  Adoption of ASU 2011-02 is not expected have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”   In December 2010, the FASB issued ASU 2010-28 which modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, “Intangibles -Goodwill and Other,” for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 became effective for Trustmark’s financial statements on January 1, 2011 and the adoption did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, which is discussed above.  ASU 2010-20 became effective for Trustmark’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for Trustmark’s financial statements beginning on January 1, 2011.  The required disclosures are reported in Note 4 – Loans and Allowance for Loan Losses.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective for Trustmark’s financial statements on January 1, 2011 and is reported in Note 14 – Fair Value.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the unaudited consolidated financial statements and the supplemental financial data included elsewhere in this report.

Forward-Looking Statements

Certain statements contained in this document constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things, and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. You should be aware that the occurrence of the events described under the caption “Risk Factors” in Trustmark’s filings with the Securities and Exchange Commission in this report could have an adverse effect on our business, results of operations and financial condition.  Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2011, TNB had total assets of $9.4 billion, which represents over 98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,489 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At March 31, 2011, TNB’s mortgage loan portfolio totaled approximately $1.1 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.4 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by TRMK Risk Management, Inc. (TRMI).  TRMI engaged in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  On December 30, 2010, TRMI was merged into FBBI, another wholly-owned subsidiary of TNB.  All previous products and services provided to wealth management customers are provided by FBBI beginning in 2011.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At March 31, 2011, Trustmark held assets under management and administration of $7.6 billion and brokerage assets of $1.3 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At March 31, 2011, Somerville had total assets of $191.4 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s 2006 acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.  As previously discussed, on October 7, 2010, upon receipt of approval from the Federal Reserve Bank of Atlanta, the trust preferred securities of the Republic Trust were redeemed at par plus accrued interest and the related junior subordinated debt securities were repaid.  This redemption reduced Trustmark’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for December 31, 2010, by 0.09%, 0.12% and 0.12%, respectively.

Executive Overview

There have been many signs that the economy is recovering; however, the recovery remains fragile and is still threatened by weak labor markets, household and business uncertainty, tight credit conditions, rising oil prices and political turmoil in Libya and other parts of the Middle East.  The effects of the financial crisis and recession are expected to persist for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.  The US economy has now experienced six consecutive quarters of positive growth since the recession officially ended in the middle of 2009.  Growth now appears to be settling into a trend-level pace for 2011.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  To reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  During the first three months of 2011, Trustmark and TNB’s capital ratios continued to exceed the minimum levels required to be ranked well-capitalized.

TNB did not make significant changes to its loan underwriting standards during the first three months of 2011.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adhere to the most recent interagency guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

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

Heritage Banking Group Acquisition

On April 15, 2011, Trustmark announced the acquisition of Heritage Banking Group, a 90-year old financial institution headquartered in Carthage, Mississippi, from the Federal Deposit Insurance Corporation.  At March 31, 2011, Heritage had approximately $228.3 million in assets and $205.0 million in deposits.  Substantially all loans and other real estate acquired are covered by a loss share agreement in which the FDIC will reimburse Trustmark for 80.0% of the losses incurred. The assets covered by loss sharing agreements total approximately $156.0 million.  Trustmark purchased Heritage for an asset discount of approximately $23.0 million and a deposit premium of 0.15%.  The acquisition is expected to generate an estimated one-time $4.0 million to $6.0 million after-tax gain in the second quarter of 2011.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first three months of 2011.

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

•
Requires a bank holding company to be well-capitalized and well-managed in order to be approved for an interstate bank acquisition.  In addition, the appropriate federal banking agency must determine that the resulting bank will continue to be well-capitalized and well-managed after the transaction.

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

•
Implements corporate governance revisions intended to enhance shareholder understanding of executive compensation, to impose independence standards upon outside compensation consultants and to increase shareholder involvement in the compensation process. Also provides that federal bank regulators shall issue enhanced reporting requirements for incentive-based compensation of any “covered financial institution,” and that federal bank regulators shall prescribe regulations prohibiting any incentive-based payment arrangement that encourages inappropriate risk-taking by the covered financial institution by paying any executive officer, employee, director or principal shareholder of the covered financial institution “excessive compensation, fees, or benefits” or that “could lead to material loss to the covered financial institution.”

•
Centralizes responsibility for consumer financial protection by creation of the Consumer Financial Protection Bureau (CFPB), which will be responsible for issuing rules, orders and guidance implementing federal consumer financial laws. If and when the bank’s consolidated assets exceed $10 billion, the CFPB will become the exclusive regulator of the bank and all of its affiliates for consumer protection purposes.  Until that time, the CFPB will have limited jurisdiction over the bank and its affiliate’s operations, with the exclusive enforcement authority resting with the bank’s primary federal banking regulator, and the CFPB’s role limited to requiring reports and participating in examinations with the primary federal banking regulator.

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

As the details of the Dodd-Frank Act turn into specific regulatory requirements, there will be business impacts across a myriad of industries, not just banking. Some of those impacts are readily anticipated such as the change to interchange fees, which can be found in the Bank Card and Other Fees section of Noninterest Income found later in this document.  However, other impacts are subtle and do not stem directly from language in the new law.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Finally, implementation of certain significant provisions of the Dodd-Frank Act will occur over a two-to-three year period.  Because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers. It is clear, however, that the implementation of the Dodd-Frank Act will require Management to invest significant time and resources to evaluate the potential impact of this Act.  Management will continue to evaluate this impact as more details regarding the implementation of these provisions become available.

Financial Highlights

Trustmark reported net income of $24.0 million in the first quarter of 2011, which represented basic and diluted earnings per common share of $0.38 and $0.37, respectively. Trustmark’s performance during the quarter produced a return on average tangible common equity of 11.65% and a return on average assets of 1.02%. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share. The dividend is payable June 15, 2011, to shareholders of record on June 1, 2011.

Net income for the three months ended March 31, 2011 increased $558 thousand, or 2.4%, compared to the same time period in 2010.  The increase was the result of a decline in the loan loss provision of $7.6 million partially offset by a decline in noninterest income of $2.0 million and growth in noninterest expense of $3.7 million.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

At March 31, 2011, nonperforming assets totaled $216.0 million, a decrease of $13.6 million, or 5.9%, compared to December 31, 2010, and total nonaccrual loans were $126.8 million, representing a decrease of $16.1 million relative to December 31, 2010.  Total net charge-offs for the three months ended March 31, 2011 were $7.6 million compared to total net charge-offs of $17.1 million for the same time period in 2010.

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

Selected Financial Data
($ in thousands)

	Three Months Ended March 31,
	2011	2010
Consolidated Statements of Income
Total interest income	$97,985	$103,140
Total interest expense	11,610	15,722
Net interest income	86,375	87,418
Provision for loan losses	7,537	15,095
Noninterest income	36,371	38,369
Noninterest expense	80,018	76,361
Income before income taxes	35,191	34,331
Income taxes	11,178	10,876
Net Income	$24,013	$23,455

Common Share Data
Basic earnings per share	$0.38	$0.37
Diluted earnings per share	0.37	0.37
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average common equity	8.40%	8.47%
Return on average tangible common equity	11.65%	11.98%
Return on average total equity	8.40%	8.47%
Return on average assets	1.02%	1.02%
Net interest margin (fully taxable equivalent)	4.30%	4.42%

Credit Quality Ratios
Net charge-offs/average loans	0.51%	1.08%
Provision for loan losses/average loans	0.50%	0.95%
Nonperforming loans/total loans (incl LHFS*)	2.09%	2.61%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.50%	3.99%
Allowance for loan losses/total loans (excl LHFS*)	1.57%	1.65%

March 31,	2011	2010
Consolidated Balance Sheets
Total assets	$9,514,462	$9,293,215
Securities	2,419,758	1,922,453
Loans (including LHFS*)	6,077,070	6,347,560
Deposits	7,426,274	7,147,053
Common shareholders' equity	1,160,229	1,128,529

Common Stock Performance
Market value - close	$23.42	$24.43
Common book value	18.13	17.68
Tangible common book value	13.34	12.82

Capital Ratios
Total equity/total assets	12.19%	12.14%
Common equity/total assets	12.19%	12.14%
Tangible equity/tangible assets	9.27%	9.11%
Tangible common equity/tangible assets	9.27%	9.11%
Tangible common equity/risk-weighted assets	13.06%	12.15%
Tier 1 leverage ratio	10.10%	9.81%
Tier 1 common risk-based capital ratio	13.32%	12.14%
Tier 1 risk-based capital ratio	14.24%	13.15%
Total risk-based capital ratio	16.25%	15.15%

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

Reconciliation of Non-GAAP Financial Measures
	($ in thousands)		Three Months Ended March 31,
			2011	2010
TANGIBLE COMMON EQUITY
	AVERAGE BALANCES
	Total shareholders' equity		$1,159,898	$1,123,356
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(16,003)	(19,484)
	Total average tangible common equity		$852,791	$812,768

	PERIOD END BALANCES
	Total shareholders' equity		$1,160,229	$1,128,529
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(15,532)	(18,944)
	Total tangible common equity	(a)	$853,593	$818,481

TANGIBLE ASSETS
	Total assets		$9,514,462	$9,293,215
Less:	Goodwill		(291,104)	(291,104)
	Identifiable intangible assets		(15,532)	(18,944)
	Total tangible assets	(b)	$9,207,826	$8,983,167

	Risk-weighted assets	(c)	$6,536,056	$6,737,084

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
	Net income		$24,013	$23,455
Plus:	Intangible amortization net of tax		480	545
	Net income adjusted for intangible amortization		$24,493	$24,000

	Period end common shares outstanding	(d)	63,987,064	63,844,500

TANGIBLE COMMON EQUITY MEASUREMENTS
	Return on average tangible common equity 1		11.65%	11.98%
	Tangible common equity/tangible assets	(a)/(b)	9.27%	9.11%
	Tangible common equity/risk-weighted assets	(a)/(c)	13.06%	12.15%
	Tangible common book value	(a)/(d)*1,000	$13.34	$12.82

			March 31,
	TIER 1 COMMON RISK-BASED CAPITAL		2011	2010
	Total shareholders' equity		$1,160,229	$1,128,529
	Eliminate qualifying AOCI		11,623	(4,464)
	Qualifying tier 1 capital		60,000	68,000
	Disallowed goodwill		(291,104)	(291,104)
	Adj to goodwill allowed for deferred taxes		10,568	9,158
	Other disallowed intangibles		(15,532)	(18,944)
	Disallowed servicing intangible		(5,360)	(5,004)
	Total tier 1 capital		$930,424	$886,171
Less:	Qualifying tier 1 capital		(60,000)	(68,000)
	Total tier 1 common capital	(e)	$870,424	$818,171

	Tier 1 common risk-based capital ratio	(e)/(c)	13.32%	12.14%

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

Net interest income-FTE for the three months ended March 31, 2011 decreased $745 thousand when compared with the same time period in 2010.  The growth in average earning asset balances, coupled with lower funding costs, produced a relatively stable net interest income – FTE.  The net interest margin decreased 12 basis points to 4.30% for the first three months of 2011, compared with the same time period in 2010.  The decrease in net interest margin is primarily a result of a downward repricing of fixed rate assets as well as changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan balances.  The impact of this was partially offset by declines in deposit costs, mostly within certificates of deposits.

Average interest-earning assets for the first three months of 2011 were $8.483 billion, compared with $8.314 billion for the same time period in 2010, an increase of $169.1 million.   The growth in average earning assets was primarily due to an increase in average total securities of $475.2 million, or 25.8%, during the first three months of 2011.  The overall yield on securities decreased 95 basis points when compared with the same time period in 2010 due to the run-off of higher yielding securities replaced at lower yields.  The increase in securities was offset by a decrease in average total loans of $305.6 million, or 4.8%, during the first three months of 2011.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending, the decision in prior years to discontinue indirect auto financing, as well as limited demand for loans.  During the first three months of 2011, interest and fees on loans-FTE decreased $5.0 million, or 6.0%, due to lower average loan balances while the yield on loans fell slightly to 5.25% compared to 5.32% during the same time period in 2010. As a result of these factors, interest income-FTE decreased $4.9 million, or 4.6%, when the first three months of 2011 is compared with the same time period in 2010. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.19% for the first three months of 2010 to 4.86% for the same time period in 2011, a decrease of 33 basis points.

Average interest-bearing liabilities for the first three months of 2011 totaled $6.612 billion compared with $6.590 billion for the same time period in 2010, a slight increase of $22.2 million, or 0.3%. During the first three months of 2011, average interest-bearing deposits increased $3.4 million, or 0.1%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by $18.7 million, or 1.9%. The overall yield on interest-bearing liabilities declined 26 basis points during the first three months of 2011 when compared with the same time period in 2010, primarily due to a reduction in the costs of certificates of deposit. As a result of these factors, total interest expense for the first three months of 2011 decreased $4.1 million, or 26.2%, when compared with the same time period in 2010.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended March 31,
	2011			2010

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased
under reverse repurchase agreements	$8,359	$8	0.39%	$10,438	$8	0.31%
Securities - taxable	2,148,212	19,992	3.77%	1,693,105	19,735	4.73%
Securities - nontaxable	172,020	2,128	5.02%	151,919	2,180	5.82%
Loans (including loans held for sale)	6,107,025	79,116	5.25%	6,412,671	84,127	5.32%
Other earning assets	47,851	332	2.81%	46,199	383	3.36%
Total interest-earning assets	8,483,467	101,576	4.86%	8,314,332	106,433	5.19%
Cash and due from banks	222,380			216,305
Other assets	899,524			910,401
Allowance for loan losses	(96,065)			(106,200)
Total Assets	$9,509,306			$9,334,838

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,598,458	9,719	0.70%	$5,595,034	13,904	1.01%
Federal funds purchased and securities sold
under repurchase agreements	647,881	338	0.21%	600,826	226	0.15%
Other borrowings	366,116	1,553	1.72%	394,431	1,592	1.64%
Total interest-bearing liabilities	6,612,455	11,610	0.71%	6,590,291	15,722	0.97%
Noninterest-bearing demand deposits	1,620,554			1,535,209
Other liabilities	116,399			85,982
Shareholders' equity	1,159,898			1,123,356
Total Liabilities and
Shareholders' Equity	$9,509,306			$9,334,838

Net Interest Margin		89,966	4.30%		90,711	4.42%

Less tax equivalent adjustment		3,591			3,293

Net Interest Margin per
Consolidated Statements of Income		$86,375			$87,418

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for the first three months of 2011 totaled $7.5 million, or 0.50% of average loans, compared with $15.1 million, or 0.95% of average loans, for the same time period in 2010.  Reduced loan provisioning during the first three months of 2011 was a result of decreased levels of criticized loans, lower net charge-offs, adequate reserves established in prior years for both new and existing impaired loans and a more stabilized economy coupled with a smaller overall loan portfolio.

Provision for Loan Losses
($ in thousands)	Three Months Ended March 31,
	2011	2010
Florida	$3,024	$5,501
Mississippi (1)	1,071	3,748
Tennessee (2)	1,619	1,314
Texas	1,823	4,532
Total provision for loan losses	$7,537	$15,095

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

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 29.6% and 30.3% of total revenue, before securities gains, net for the first three months of 2011 and 2010, respectively.  Total noninterest income before securities gains, net for the first three months of 2011 decreased $1.6 million compared to the same time period in 2010.  The comparative components of noninterest income for the periods ended March 31, 2011 and 2010 are shown in the accompanying table:

Noninterest Income
($ in thousands)

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Service charges on deposit accounts	$11,907	$12,977	$(1,070)	-8.2%
Insurance commissions	6,512	6,837	(325)	-4.8%
Wealth management	5,986	5,355	631	11.8%
Bank card and other fees	6,475	5,880	595	10.1%
Mortgage banking, net	4,722	6,072	(1,350)	-22.2%
Other, net	762	879	(117)	-13.3%
Total Noninterest Income before
securities gains, net	36,364	38,000	(1,636)	-4.3%
Securities gains, net	7	369	(362)	-98.1%
Total Noninterest Income	$36,371	$38,369	$(1,998)	-5.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first three months of 2011 totaled $11.9 million, a decline of $1.1 million from the same time period in 2010.  This decline was principally due to a reduction in NSF fees of $942 thousand and reflected the impact of regulatory changes.

Trustmark expects final guidance from the OCC in the second quarter of 2011, which will clarify their regulatory position as it pertains to overdraft programs. Trustmark expects that the impact of this guidance, which addresses several items including posting order and number of occurrences, could reduce noninterest income by an estimated $1.5 to $2.5 million for 2011, depending on when the changes are implemented during 2011.  Management is currently evaluating Trustmark’s product structure and services to offset the potential impact of these recent regulatory developments.

Insurance Commissions

Insurance commissions were $6.5 million during the first three months of 2011 compared with $6.8 million for the same time period in 2010.  The decline in insurance commissions experienced during the first three months of 2011 was primarily due to lower commission volume on commercial property and casualty policies. Insurance commission revenues continue to face pressure from falling premium prices for similar insurable risks. Furthermore, the recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, and has also forced companies to downsize or close.

Wealth Management

Wealth management income totaled $6.0 million for the first three months of 2011 compared with $5.4 million for the same time period in 2010.  Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first three months of 2011 is largely attributed to improved market conditions as well as growth in retirement planning services and brokerage activities.  At March 31, 2011 and 2010, Trustmark held assets under management and administration of $7.6 billion and $7.3 billion, respectively, and brokerage assets of $1.3 billion and $1.2 billion, respectively.

Bank Card and Other Fees

Bank card and other fees totaled $6.5 million during the first three months of 2011 compared with $5.9 million for the same time period in 2010.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increase was primarily the result of growth in fees earned on bank card products due to increased consumer utilization.

The Dodd-Frank Act amends the Electronic Fund Transfer Act to authorize the Federal Reserve to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction and is expected to be effective July 21, 2011.  The interchange fees must be “reasonable and proportional” to the cost incurred by the issuer with respect to the transaction. If this legislation regarding interchange fees is implemented as written and within the estimated timeframe, Trustmark anticipates the impact could reduce noninterest income by an estimated $4.0 to $6.0 million during 2011.  However, legislation has been introduced in Congress that could delay implementation for a year while the Federal Reserve, the FDIC, Office of the Comptroller of the Currency and the National Credit Union Administration analyze all of the costs associated with debit transactions, including the effect on consumers, debit-card issuers and merchants.  Management is currently evaluating Trustmark’s product structure and services to offset the potential impact of this legislation.

Mortgage Banking, Net

Net revenues from mortgage banking were $4.7 million during the first three months of 2011 compared with $6.1 million for the same time period in 2010.  As shown in the accompanying table, net mortgage servicing income increased to $3.6 million for the first three months of 2011 compared to $3.4 million for the same time period in 2010.  Loans serviced for others totaled $4.4 billion at March 31, 2011 compared with $4.3 billion at March 31, 2010.

During the first three months of 2010, Trustmark completed the final settlement of the sale of approximately $920.9 million in mortgages serviced for others, which reduced Trustmark’s MSR by approximately $8.5 million.  In addition, during December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  The effect of these transactions did not have a material impact on Trustmark's results of operations.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	Three Months Ended March 31, 2011
	2011	2010	$ Change	% Change
Mortgage servicing income, net	$3,614	$3,449	$165	4.8%
Change in fair value-MSR from runoff	(1,290)	(1,170)	(120)	-10.3%
Gain on sales of loans, net	3,101	3,755	(654)	-17.4%
Other, net	(966)	(1,002)	36	3.6%
Mortgage banking income before hedge ineffectiveness	4,459	5,032	(573)	-11.4%
Change in fair value-MSR from market changes	257	(3,067)	3,324	n/m
Change in fair value of derivatives	6	4,107	(4,101)	-99.9%
Net positive hedge ineffectiveness	263	1,040	(777)	-74.7%
Mortgage banking, net	$4,722	$6,072	$(1,350)	-22.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes. The impact of this strategy resulted in a net positive ineffectiveness of $263 thousand and $1.0 million for the quarters ended March 31, 2011 and 2010, respectively.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $3.1 million during the first three months of 2011 compared with $3.8 million for the same time period in 2010.  The decline in the gain on sales of loans during the first three months of 2011 resulted from a decrease in loan sales from secondary marketing activities offset by higher profit margins due to the current market environment.  Loan sales totaled $239.7 million during the first three months of 2011, a decrease of $6.6 million when compared with the same time period in 2010.

Noninterest Expense

Trustmark’s noninterest expense for the first three months of 2011 increased $3.7 million, or 4.8%, when compared with the same time period in 2010.  The increase during 2011 was primarily attributable to growth in salaries and benefits, equipment expenses and loan expenses.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for the periods ended March 31, 2011 and 2010 are shown in the accompanying table:

Noninterest Expense
($ in thousands)
	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Salaries and employee benefits	$44,036	$42,854	$1,182	2.8%
Services and fees	10,270	10,255	15	0.1%
ORE/Foreclosure expense:
Writedowns	2,003	420	1,583	n/m
Carrying costs	1,210	2,641	(1,431)	-54.2%
Total ORE/Foreclosure expense	3,213	3,061	152	5.0%
Net occupancy-premises	5,073	5,034	39	0.8%
Equipment expense	5,144	4,303	841	19.5%
FDIC assessment expense	2,750	3,147	(397)	-12.6%
Other expense	9,532	7,707	1,825	23.7%
Total noninterest expense	$80,018	$76,361	$3,657	4.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $44.0 million for the first three months of 2011 compared with $42.9 million for the same time period in 2010.  This increase primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance and higher costs for employee retirement programs.

Equipment Expense

Equipment expense for the first three months of 2011 increased $841 thousand when compared to the same time period in 2010.  This was due to enhanced disaster recovery capabilities as well as nonroutine implementation costs related to improvements to Trustmark’s data communications network.

FDIC Assessment Expense

During the first three months of 2011, FDIC insurance expense decreased $397 thousand, or 12.6% when compared with the same time period in 2010.  On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of March 31, 2011, Trustmark’s remaining prepaid assessment amount was approximately $24.5 million.  As mentioned earlier, the Dodd-Frank Act requires the FDIC to revise the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period.  In addition, the Dodd-Frank Act increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.   The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  At this time, the FDIC has not clearly indicated at what point in the future these provisions will be implemented or how much the assessment rate will be impacted.  As TNB’s assets are only slightly below $10.0 billion, it is not clear whether we will be entitled to the fee increase offset described above once these provisions are implemented.

Other Expense

During the first three months of 2011, other expenses increased $1.8 million, or 23.7%, compared to the same time period in 2010. The growth in other expenses during the first three months of 2011 was primarily due to an increase in loan expenses that resulted from higher mortgage foreclosure expenses.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2011 were $643 thousand and were insignificant for the same time period in 2010.  Trustmark operates a conservative, full service mortgage banking business and is confident in its mortgage foreclosure processes.  Trustmark has not engaged in "robo-signing" and has not participated in private label securitizations, both of which have been a cause of concern in the mortgage industry.  Trustmark works diligently to keep borrowers in their homes, resorting to foreclosure only as a last option.

Segment Information

Results of Segment Operations

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides Trustmark’s customers with reliable guidance and sound, practical advice for accumulating, preserving and transferring wealth.  Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  For financial information by reportable segment, please see Note 16 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the three months ended March 31, 2011 and 2010.

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

Net interest income for the three months ended March 31, 2011 decreased $1.1 million when compared with the same time period in 2010.  The growth in average earning asset balances, coupled with lower funding costs, produced a relatively stable net interest income.  The provision for loan losses for the three months ended March 31, 2011 totaled $7.5 million compared to $15.1 million for the same period in 2010, a decrease of $7.5 million, or 50.1%.  For more information on this change, please see the analysis of the Provision for Loan Losses located elsewhere in this document.

Noninterest income for the General Banking Division decreased by approximately $2.2 million during the first three months of 2011 compared to the same time period in 2010.  Noninterest income for the General Banking Division represents 21.8% of total revenues for the first three months of 2011 as opposed to 23.2% for the same time period in 2010 and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division increased $3.2 million during the first three months of 2011 when compared with the same time period in 2010.  During the first three months of 2011, salaries and employee benefits expense increased $1.3 million, which primarily reflected modest general merit increases, higher general incentive costs resulting from improved corporate performance and higher mortgage production incentives and unemployment taxes.  Also, data processing expense increased $1.2 million due to higher technology costs.  Also, loan expenses increased $1.4 million as a result of higher mortgage foreclosure expenses.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  Prior to July 30, 2010, TNB provided these services through The Bottrell Insurance Agency, Inc. (Bottrell), based in Jackson, Mississippi, and Fisher-Brown, Incorporated (Fisher-Brown), headquartered in Pensacola, Florida.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell to create a newly formed entity  named Fisher Brown Bottrell Insurance, Inc. (FBBI), a Mississippi corporation and subsidiary of Trustmark National Bank.  FBBI will maintain the trade names of Bottrell and Fisher Brown and will offer services through divisions under these respective names.  Financial results of FBBI will be reported as the combined results of the prior subsidiaries.

During the first three months of 2011, net income for the Insurance Division remained relatively flat when compared to the same time period in 2010.  Noninterest income decreased $401 thousand when the first three months of 2011 are compared to the same time period in 2010. The decrease was primarily due to lower commission volume on commercial property and casualty policies.  This decline was mostly offset by a reduction in salaries and benefits of $365 thousand for the first three months of 2011 when compared to the same time period in 2010.  For more information on the change in Insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

During the first quarter of 2011, continued soft business conditions persisted in the markets served by FBBI. Consistent with prior quarters, Trustmark performed an impairment analysis of the book value of capital held in the Insurance Division. Using recent observations of acquisition deal multiples, Trustmark’s latest analysis indicated that current fair value is 103.7% of book value at March 31, 2011, compared to 104.9% of book value at December 31, 2010 and 104.6% reported at September 30, 2010. Based on this analysis, Trustmark concluded that no impairment charge was required. A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future. FBBI’s ability in slowing the declining revenue trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships, and seeking new business in other markets. FBBI is actively pursuing new business in the Houston market, utilizing Trustmark branch relationships for sources of referrals.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group, along with the Trust group, are the primary service providers in this segment.  TIA, a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  During 2010, TRMK Risk Management, Inc. (TRMI) acted as an agent to provide life, long-term care and disability insurance services for wealth management customers.  On December 30, 2010, TRMI was merged into FBBI, another wholly owned subsidiary of TNB.  All previous products and services provided to Wealth Management customers are now being provided by FBBI beginning in 2011.

During the first three months of 2011, net income for the Wealth Management Division decreased $78 thousand, or 7.9%, when compared to the same time period in 2010.  Noninterest income increased $637 thousand when the first three months of 2011 are compared to the same time period in 2010.  The increase was due to a growth in revenue for investment management, trust and brokerage services.  The increase in noninterest income was mostly offset by increased litigation expenses of $500 thousand in the first three months of 2011.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

Income Taxes

For the three months ended March 31, 2011, Trustmark’s combined effective tax rate was 31.8% compared to 31.7% for the same time period in 2010.  The increase in Trustmark's effective tax rate is mainly due to immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Earning assets totaled $8.537 billion, or 89.7% of total assets, at March 31, 2011, compared with $8.595 billion, or 90.0% of total assets, at December 31, 2010, a decrease of $58.5 million, or 0.7%.

Securities

When compared with December 31, 2010, total investment securities increased by $101.7 million during the first three months of 2011.  This increase resulted primarily from purchases of Agency guaranteed securities offset by maturities and paydowns.  Trustmark did not sell any securities during the first three months of 2011 compared with $12.5 million sold during the same time period in 2010, which generated a gain of $369 thousand.

The securities portfolio is one of many tools Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering duration, composition, as well as balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of the portfolio at relatively low levels.  The weighted-average life of the portfolio increased to 4.21 years at March 31, 2011 compared to 3.98 years at December 31, 2010 due to additions of new securities most of which were purchased for the purpose of reinvesting portfolio maturities and paydowns.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive loss, a separate component of shareholders’ equity.  At March 31, 2011, AFS securities totaled $2.310 billion, which represented 95.5% of the securities portfolio, compared to $2.177 billion, or 93.9%, at December 31, 2010.  At March 31, 2011, unrealized gains, net on AFS securities totaled $32.6 million compared with unrealized gains, net of $34.2 million at December 31, 2010.  At March 31, 2011, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, and U.S. Government agency obligations.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2011, HTM securities totaled $110.1 million and represented 4.5% of the total portfolio, compared with $140.8 million, or 6.1%, at December 31, 2010.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 91% of the portfolio in either U.S. Government agency or U.S. Government sponsored agency-backed obligations and other AAA rated securities.  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Federal Reserve Bank and Depository Trust and Clearing Corporation, Trustmark does not hold any equity investment in government sponsored entities.

As of March 31, 2011, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at March 31, 2011:

Securities Portfolio by Credit Rating (1)
($ in thousands)
	March 31, 2011
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$2,118,120	93.0%	$2,147,792	93.0%
Aa1 to Aa3	85,798	3.8%	86,684	3.8%
A1 to A3	15,547	0.7%	15,828	0.7%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	57,603	2.5%	59,400	2.5%
Total securities available for sale	$2,277,068	100.0%	$2,309,704	100.0%

Securities Held to Maturity
AAA	$61,079	55.5%	$62,131	54.6%
Aa1 to Aa3	26,105	23.7%	28,150	24.7%
A1 to A3	3,319	3.0%	3,430	3.0%
Baa1 to Baa3	534	0.5%	542	0.5%
Not Rated (2)	19,017	17.3%	19,575	17.2%
Total securities held to maturity	$110,054	100.0%	$113,828	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2011, approximately 93.0% of the available for sale securities are rated AAA and the same is true with respect to 55.5% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At March 31, 2011, loans held for sale totaled $113.0 million, consisting of $79.6 million of residential real estate mortgage loans in the process of being sold to third parties and $33.4 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2010, loans held for sale totaled $153.0 million, consisting of $123.3 million in residential real estate mortgage loans in the process of being sold to third parties and $29.7 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased $53.9 million of GNMA serviced loans, which were subsequently sold to a third party principally at par.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark benefited from this transaction by reducing the amount of delinquent loans serviced for GNMA as well as improving Trustmark’s servicer rating.  The effect of this transaction did not have a material impact on Trustmark’s results of operations.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2011.

Loans and Allowance for Loan Losses

Loans

Loans at March 31, 2011 totaled $5.964 billion compared to $6.060 billion at December 31, 2010, a decrease of $96.2 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and the decision in prior years to discontinue indirect consumer auto loan financing.  In addition, current economic conditions have also reduced demand for credit.  The $30.4 million decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Texas and Florida markets of approximately $22.0 million since December 31, 2010.  The consumer loan portfolio decrease of $44.3 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at March 31, 2011 was $164.4 million compared with $201.1 million at December 31, 2010.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

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

Loan Portfolio by Type
($ in thousands)
	March 31,	December 31,
	2011	2010
Real estate loans:
Construction, land development and other land loans	$552,956	$583,316
Secured by 1- 4 family residential properties	1,737,018	1,732,056
Secured by nonfarm, nonresidential properties	1,488,711	1,498,108
Other real estate secured	216,986	231,963
Commercial and industrial loans	1,082,258	1,068,369
Consumer loans	357,870	402,165
Other loans	528,290	544,265
Loans	5,964,089	6,060,242
Less allowance for loan losses	93,398	93,510
Net loans	$5,870,691	$5,966,732

The loan composition by region at March 31, 2011 is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	March 31, 2011
Loan Composition by Region	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$552,956	$122,445	$239,164	$42,381	$148,966
Secured by 1-4 family residential properties	1,737,018	69,552	1,485,170	150,327	31,969
Secured by nonfarm, nonresidential properties	1,488,711	177,943	793,863	195,171	321,734
Other	216,986	13,472	158,578	8,422	36,514
Commercial and industrial loans	1,082,258	14,774	782,451	80,253	204,780
Consumer loans	357,870	1,476	326,795	23,794	5,805
Other loans	528,290	27,694	446,732	20,089	33,775
Loans	$5,964,089	$427,356	$4,232,753	$520,437	$783,543

Construction, Land Development and Other Land Loans by Region
Lots	$80,875	$44,742	$23,017	$1,885	$11,231
Development	145,358	20,524	57,436	6,115	61,283
Unimproved land	195,198	52,177	84,370	23,866	34,785
1-4 family construction	89,096	1,078	64,309	4,216	19,493
Other construction	42,429	3,924	10,032	6,299	22,174
Construction, land development and other land loans	$552,956	$122,445	$239,164	$42,381	$148,966

Loans Secured by Nonfarm, Nonresidential Properties by Region
Income producing:
Retail	$171,922	$48,259	$69,487	$24,467	$29,709
Office	157,427	47,233	78,719	13,140	18,335
Nursing homes/assisted living	121,284	-	111,424	4,485	5,375
Hotel/motel	65,575	11,104	29,405	11,008	14,058
Industrial	32,658	9,220	4,914	1,228	17,296
Health care	13,559	-	12,441	56	1,062
Convenience stores	11,407	438	6,092	2,433	2,444
Other	170,327	13,081	66,098	12,756	78,392
Total income producing loans	744,159	129,335	378,580	69,573	166,671

Owner-occupied:
Office	122,926	17,687	64,174	17,780	23,285
Churches	115,235	2,157	53,242	54,662	5,174
Industrial warehouses	95,026	2,418	54,855	521	37,232
Health care	79,964	10,956	54,607	6,950	7,451
Convenience stores	65,870	1,266	38,990	2,824	22,790
Retail	36,348	5,574	21,774	2,295	6,705
Restaurants	29,238	778	22,885	3,942	1,633
Auto dealerships	19,982	596	15,190	1,488	2,708
Other	179,963	7,176	89,566	35,136	48,085
Total owner-occupied loans	744,552	48,608	415,283	125,598	155,063

Loans secured by nonfarm, nonresidential properties	$1,488,711	$177,943	$793,863	$195,171	$321,734

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At March 31, 2011, Trustmark held “alt A” mortgages with an aggregate principal balance of $4.2 million (0.10% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

During 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon regulatory guidance from its primary regulator.  This refined methodology delineated the commercial purpose and commercial construction loan portfolios into 13 separate loan types (or pools), which had similar characteristics, such as, repayment, collateral and risk profiles.  During the first quarter of 2010, Trustmark refined the allowance for loan loss methodology for commercial loans by segregating the pools into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market while continuing to utilize a 10-point risk rating system for each pool.  As a result, risk rate factors for commercial loan types increased to 360 while having an immaterial impact to the overall balance of the allowance for loan losses.  The nine separate pools are segmented below:

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

The quantitative factors utilized in determining the required reserve are intended to reflect a three-year average by loan type.  Because of the severe economic environment at the time, starting in 2009, Management determined to alter the methodology of calculating historical loss to use data from the single year for 2008 as the historical loss factor for 2009, and use the average historical loss for 2008 and 2009 for 2010. Going forward, Trustmark will use trailing three-year data for its commercial loan book unless subsequent market factors suggest that a different method is called for. The qualitative factors utilize eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.

At March 31, 2011, the allowance for loan losses was $93.4 million, a decrease of $112 thousand when compared with December 31, 2010.  Total allowance coverage of nonperforming loans, excluding impaired loans with no specific reserves, at March 31, 2011, was 215.4%, compared to 188.1% at December 31, 2010.  Allocation of Trustmark’s $93.4 million allowance for loan losses represented 1.98% of commercial loans and 0.76% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.57% as of March 31, 2011.  This compares with an allowance to total loans of 1.54% at December 31, 2010, which was allocated to commercial loans at 1.94% and to consumer and mortgage loans at 0.78%.

Net charge-offs for the first three months of 2011 totaled $7.6 million, or 0.51% of average loans, compared to $17.1 million, or 1.08% of average loans, during the same time period in 2010.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs for Florida shown in the table below exceeded their provision for the first three months of 2011 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Three Months Ended March 31,
	2011	2010
Florida	$5,478	$8,989
Mississippi (1)	410	6,777
Tennessee (2)	979	426
Texas	782	922
Total net charge-offs	$7,649	$17,114

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

Nonperforming Assets

Nonperforming assets totaled $216.0 million at March 31, 2011, a decrease of $13.6 million relative to December 31, 2010.  Collectively, total nonperforming assets to total loans and other real estate at March 31, 2011 was 3.50% compared to 3.64% at December 31, 2010.  During the first three months of 2011, nonperforming loans decreased $16.1 million, or 11.3%, relative to December 31, 2010 to total $126.8 million, or 2.09% of total loans, marking four consecutive quarters of improvement.  Foreclosed real estate increased $2.5 million from the prior quarter to total $89.2 million.

Nonperforming Assets
($ in thousands)
	March 31, 2011	December 31, 2010
Nonaccrual loans
Florida	$44,548	$53,773
Mississippi (1)	40,226	39,803
Tennessee (2)	13,886	14,703
Texas	28,130	34,644
Total nonaccrual loans	126,790	142,923
Other real estate
Florida	31,339	32,370
Mississippi (1)	22,084	24,181
Tennessee (2)	16,920	16,407
Texas	18,855	13,746
Total other real estate	89,198	86,704
Total nonperforming assets	$215,988	$229,627

Nonperforming assets/total loans (including
loans held for sale) and ORE	3.50%	3.64%

Loans Past Due 90 days or more and still Accruing
Loans held for investment	$5,010	$3,608

Serviced GNMA loans eligible for repurchase (no obligation to repurchase)	$19,808	$15,777

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

See the previous discussion of Loans Held for Sale for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

The following table illustrates nonaccrual loans by loan type for the periods presented:

Nonaccrual Loans by Loan Type
($ in thousands)

	March 31, 2011	December 31, 2010
Construction, land development and other land loans	$44,151	$57,831
Secured by 1-4 family residential properties	24,825	30,313
Secured by nonfarm, nonresidential properties	32,237	29,013
Other loans secured by real estate	5,648	6,154
Commercial and industrial	17,159	16,107
Consumer loans	1,516	2,112
Other loans	1,254	1,393
Total Nonaccrual Loans by Type	$126,790	$142,923

Florida Credit Quality
 ($ in thousands)

	March 31, 2011
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$44,742	$14,620	$664	$9,947	$1,946	$2,063
Development	20,524	10,760	-	3,553	83	7,124
Unimproved land	52,177	31,518	21,233	2,148	817	7,320
1-4 family construction	1,078	-	-	-	-	-
Other construction	3,924	299	-	299	-	-
Construction, land development and other land loans	122,445	57,197	21,897	15,947	2,846	16,507
Commercial, commercial real estate and consumer	304,911	69,547	12,509	31,843	5,402	19,793

Total Florida loans	$427,356	$126,744	$34,406	$47,790	$8,248	$36,300

Florida Loan Loss Reserves by Loan Type	Total Loans	Loan Loss Reserves	Loan Loss Reserve % of Total Loans
Construction, land development and other land loans:
Lots	$44,742	$4,212	9.41%
Development	20,524	4,047	19.72%
Unimproved land	52,177	5,976	11.45%
1-4 family construction	1,078	34	3.15%
Other construction	3,924	277	7.06%
Construction, land development and other land loans	122,445	14,546	11.88%
Commercial, commercial real estate and consumer	304,911	6,660	2.18%

Total Florida loans	$427,356	$21,206	4.96%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Trustmark has made significant progress in the resolution of its construction and land development portfolio in Florida.  During the last 12 months, this portfolio was reduced by 33.3% to total $122.4 million.  At March 31, 2011, the associated reserve for loan losses on this portfolio totaled $14.5 million, or 11.88%.  Trustmark remains focused on managing credit risks resulting from current economic and real estate market conditions.

As seen in the table above, at March 31, 2011, approximately $35.3 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $16.5 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

The following table illustrates other real estate by type of property for the periods presented:

Other Real Estate by Property Type
($ in thousands)

	March 31, 2011	December 31, 2010
Construction, land development and other land loans	$64,667	$61,963
1-4 family residential properties	14,870	13,509
Nonfarm, nonresidential properties	656	9,820
Other real estate loans	9,005	1,412
Total other real estate	$89,198	$86,704

The following table illustrates writedowns of other real estate by region for the periods presented:

Writedowns of Other Real Estate by Region
($ in thousands)	Three Months Ended March 31,
	2011	2010
Florida	$590	$324
Mississippi (1)	854	62
Tennessee (2)	489	34
Texas	70	-
Total other real estate	$2,003	$420

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $1.7 million at March 31, 2011, a decrease of $10.0 million when compared with December 31, 2010.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.426 billion at March 31, 2011, compared with $7.045 billion at December 31, 2010, an increase of $381.7 million, or 5.4%.  The growth in deposits is comprised of increases in both noninterest-bearing and interest-bearing deposits of $31.5 million and $350.2 million, respectively.  Noninterest-bearing deposits increased primarily due to day-to-day fluctuations in business Demand Deposit Accounts (DDA) balances.  The increase in interest-bearing deposits resulted primarily from growth in balances held by public entities.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, and the treasury tax and loan note option account.  Short-term borrowings totaled $705.5 million at March 31, 2011, a decrease of $420.0 million, when compared with $1.125 billion at December 31, 2010.  This decrease resulted primarily from declines of $149.2 million in federal funds purchased and securities sold under repurchase agreements and $275.0 million in short-term FHLB advances as funding pressures lessened due to strong deposit growth as well as a modest decline in total assets.

Legal Environment

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group. The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. Plaintiffs did not quantify damages. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, which remain pending, although the plaintiffs have yet to file any responsive briefing. Instead, the plaintiffs have sought to stay the lawsuit pending the conclusion of the federal criminal trial of R. Allen Stanford in Houston, Texas. The court has not ruled on the plaintiff’s motion to stay at this time.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with TNB as defendants. The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws. The complaint does not quantify the amount of money the plaintiffs seek to recover. In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. On March 29, 2010, the court stayed the case. TNB filed a motion to lift the stay, which remains pending.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2011 and 2010, Trustmark had commitments to extend credit of $1.6 billion and $1.7 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At March 31, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $178.2 million and $192.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2010. The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities. There have been no material changes since year-end.

Capital Resources

At March 31, 2011, Trustmark’s total shareholders’ equity was $1.160 billion, an increase of $10.7 million from its level at December 31, 2010.  During the first three months of 2011, shareholders’ equity increased primarily as a result of net income of $24.0 million and was offset by common stock dividends of $14.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of March 31, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2011, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)
					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,062,083	16.25%	$522,884	8.00%	n/a	n/a
Trustmark National Bank	1,023,679	15.85%	516,580	8.00%	$645,725	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$930,424	14.24%	$261,442	4.00%	n/a	n/a
Trustmark National Bank	894,500	13.85%	258,290	4.00%	$387,435	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$930,424	10.10%	$276,236	3.00%	n/a	n/a
Trustmark National Bank	894,500	9.85%	272,361	3.00%	$453,935	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2011 and 2010 were $0.23.  Trustmark’s indicated dividend for 2011 is $0.92 per common share, which is the same as dividends per common share in 2010.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during the first three months of 2011 and currently has no authorization from the Board of Directors to repurchase its common stock.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.219 billion for the first three months of 2011 and represented approximately 75.9% of average liabilities and shareholders’ equity when compared to average deposits of $7.130 billion, which represented 76.4% of average liabilities and shareholders’ equity for the same time period in 2010.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2011, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $146.0 million compared to $147.9 million at December 31, 2010.  At March 31, 2011, Trustmark had $50.0 million in term fixed-rate brokered CDs outstanding, compared with no outstanding brokered CDs at December 31, 2010.  The addition of brokered CDs during the first quarter was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.

At March 31, 2011, Trustmark had $260.0 million of upstream Federal funds purchased, compared to $415.0 million at December 31, 2010.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $75 million in advances at March 31, 2011, compared with $350 million in advances at December 31, 2010.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.831 billion at March 31, 2011.

Additionally, during 2011, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At March 31, 2011, Trustmark had approximately $289.5 million available in repurchase agreement capacity compared to $497.4 million at December 31, 2010.

Another borrowing source is the Discount Window.  At March 31, 2011, Trustmark had approximately $866.7 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $845.5 million at December 31, 2010.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At March 31, 2011, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, currently qualify as Tier 2 capital for both TNB and Trustmark.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At March 31, 2011, Trustmark had $88.6 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2011, Trustmark has no shares of preferred stock issued.

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

Derivatives

Trustmark uses financial derivatives for management of interest rate risk.  The Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies.  The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts, both futures contracts and options on futures contracts, interest rate swaps, interest rate caps and interest rate floors.  In addition, Trustmark has entered into derivative contracts as counterparty to one or more customers in connection with loans extended to those customers.  These transactions are designed to hedge exposures of the customers and are not entered into by Trustmark for speculative purposes.  Increased federal regulation of the over-the-counter derivative markets may increase the cost to Trustmark to administer derivative programs.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $198.2 million at March 31, 2011, with a negative valuation adjustment of $160 thousand, compared to $230.9 million, with a positive valuation adjustment of $3.5 million as of December 31, 2010.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $263 thousand and $1.0 million for the quarters ended March 31, 2011 and 2010, respectively.

Trustmark offers certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark offsets derivative transactions executed with commercial borrowers by entering into mirror-image derivatives with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in current period earnings. Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of March 31, 2011, Trustmark had one pair of mirror-image trades with an aggregate notional amount of $12.2 million related to this program. The fair value of these derivatives is immaterial at March 31, 2011.

Trustmark has agreements with each of its derivative counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2011 the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $129 thousand. As of March 31, 2011, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

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

Based on the results of the simulation models using static balances at March 31, 2011, it is estimated that net interest income may decrease 2.7% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period.  At March 31, 2010, it was estimated that net interest income may decrease 2.8% in the same one-year, shocked, up 200 basis point rate shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at March 31, 2011, it is estimated that net interest income may decrease by 3.1% compared to a 1.6% decrease at March 31, 2010.  At March 31, 2011 and 2010, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at March 31, 2011 and 2010:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2011	2010
Change in Interest Rates
+200 basis points	-2.7%	-2.8%
+100 basis points	-1.7%	-2.0%
-100 basis points	-3.1%	-1.6%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of March 31, 2011, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced a decrease in net portfolio value of 1.7%, while an instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 4.3%.  In comparison, the models indicated a net portfolio value increase of 0.2% as of March 31, 2010, had interest rates moved up instantaneously 200 basis points, and a decrease of 4.1%, had an instantaneous 100 basis points decrease in interest rates occurred.  The following table summarizes the effect that various rate shifts would have on net portfolio value at March 31, 2011 and 2010:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2011	2010
Change in Interest Rates
+200 basis points	-1.7%	0.2%
+100 basis points	0.2%	1.0%
-100 basis points	-4.3%	-4.1%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This ASU amends ASC 310-40 to include the indicators from ASC 470-60 that a lender should consider in determining whether a borrower is experiencing financial difficulties (e.g., debtor default, debtor bankruptcy, or concerns about the future as a going concern are all indicators of financial difficulty). It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future.  The guidance in the rest of the ASU addresses whether the lender has granted a concession to the borrower.  The ASU also amends ASC 310-40 to clarify that a lender is explicitly precluded from performing the borrower’s effective interest rate test, described in ASC 470, to determine whether a modification is a TDR.  For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  Adoption of ASU 2011-02 is not expected have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”   In December 2010, the FASB issued ASU 2010-28 which modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, “Intangibles -Goodwill and Other,” for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 became effective for Trustmark’s financial statements on January 1, 2011 and the adoption did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, which is discussed above.  ASU 2010-20 became effective for Trustmark’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for Trustmark’s financial statements beginning on January 1, 2011.  The required disclosures are reported in Note 4 – Loans and Allowance for Loan Losses.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective for Trustmark’s financial statements on January 1, 2011 and is reported in Note 14 – Fair Value.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group. The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. Plaintiffs did not quantify damages. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, which remain pending, although the plaintiffs have yet to file any responsive briefing. Instead, the plaintiffs have sought to stay the lawsuit pending the conclusion of the federal criminal trial of R. Allen Stanford in Houston, Texas. The court has not ruled on the plaintiff’s motion to stay at this time.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with TNB as defendants. The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws. The complaint does not quantify the amount of money the plaintiffs seek to recover. In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. On March 29, 2010, the court stayed the case. TNB filed a motion to lift the stay, which remains pending.

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

ITEM 1A.   RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the first quarter of 2011.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	May 6, 2011	DATE:	May 6, 2011