Form 10-Q
period 2011-06-30
TRUSTMARK CORP
filed 2011-08-08
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 000-03683
Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of July 29, 2011, there were 64,119,235 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks (noninterest-bearing)	$221,853	$161,544
Federal funds sold and securities purchased under reverse repurchase agreements	4,576	11,773
Securities available for sale (at fair value)	2,399,042	2,177,249
Securities held to maturity (fair value: $92,149-2011; $145,143-2010)	87,923	140,847
Loans held for sale (LHFS)	123,244	153,044
Loans held for investment (LHFI), excluding covered loans	5,906,316	6,060,242
Less allowance for loan losses	86,846	93,510
Net LHFI, excluding covered loans	5,819,470	5,966,732
Covered loans	88,558	-
Net LHFI and covered loans	5,908,028	5,966,732
Premises and equipment, net	140,640	142,289
Mortgage servicing rights	50,111	51,151
Goodwill	291,104	291,104
Identifiable intangible assets	15,651	16,306
Other real estate, excluding covered other real estate	89,999	86,704
Covered other real estate	7,485	-
FDIC indemnification asset	33,327	-
Other assets	325,468	355,159
Total Assets	$9,698,451	$9,553,902

Liabilities
Deposits:
Noninterest-bearing	$1,806,908	$1,636,625
Interest-bearing	5,825,426	5,407,942
Total deposits	7,632,334	7,044,567
Federal funds purchased and securities sold under repurchase agreements	539,693	700,138
Short-term borrowings	90,156	425,343
Long-term FHLB advances	2,794	-
Subordinated notes	49,823	49,806
Junior subordinated debt securities	61,856	61,856
Other liabilities	129,025	122,708
Total Liabilities	8,505,681	8,404,418

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 64,119,235 shares - 2011; 63,917,591 shares - 2010	13,359	13,318
Capital surplus	263,940	256,675
Retained earnings	911,797	890,917
Accumulated other comprehensive income (loss), net of tax	3,674	(11,426)
Total Shareholders' Equity	1,192,770	1,149,484
Total Liabilities and Shareholders' Equity	$9,698,451	$9,553,902

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$77,313	$81,731	$153,583	$163,328
Interest on securities:
Taxable	20,374	19,626	40,366	39,361
Tax exempt	1,375	1,398	2,758	2,815
Interest on federal funds sold and securities purchased under reverse repurchase agreements	7	7	15	15
Other interest income	333	366	665	749
Total Interest Income	99,402	103,128	197,387	206,268

Interest Expense
Interest on deposits	9,936	12,785	19,655	26,689
Interest on federal funds purchased and securities sold under repurchase agreements	216	260	554	486
Other interest expense	1,420	1,597	2,973	3,189
Total Interest Expense	11,572	14,642	23,182	30,364
Net Interest Income	87,830	88,486	174,205	175,904
Provision for loan losses	8,116	10,398	15,653	25,493

Net Interest Income After Provision for Loan Losses	79,714	78,088	158,552	150,411

Noninterest Income
Service charges on deposit accounts	12,851	14,220	24,758	27,197
Insurance commissions	6,862	6,884	13,374	13,721
Wealth management	5,760	5,558	11,746	10,913
Bank card and other fees	6,854	6,417	13,329	12,297
Mortgage banking, net	6,269	8,910	10,991	14,982
Other, net	7,785	1,103	8,547	1,982
Securities gains, net	51	1,855	58	2,224
Total Noninterest Income	46,432	44,947	82,803	83,316

Noninterest Expense
Salaries and employee benefits	44,203	43,282	88,239	86,136
Services and fees	10,780	10,523	21,050	20,778
Net occupancy - premises	5,050	4,917	10,123	9,951
Equipment expense	4,856	4,247	10,000	8,550
FDIC assessment expense	1,938	3,035	4,688	6,182
ORE/Foreclosure expense	4,704	9,278	7,917	12,339
Other expense	9,817	9,146	19,349	16,853
Total Noninterest Expense	81,348	84,428	161,366	160,789
Income Before Income Taxes	44,798	38,607	79,989	72,938
Income taxes	13,196	12,446	24,374	23,322
Net Income	$31,602	$26,161	$55,615	$49,616

Earnings Per Common Share
Basic	$0.49	$0.41	$0.87	$0.78

Diluted	$0.49	$0.41	$0.87	$0.78

Dividends Per Common Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2011	2010
Balance, January 1,	$1,149,484	$1,110,060
Net income per consolidated statements of income	55,615	49,616
Other comprehensive income:
Net change in fair value of securities available for sale	13,594	5,919
Net change in defined benefit plans	1,506	1,109
Comprehensive income	70,715	56,644
Common stock dividends paid	(29,740)	(29,642)
Common stock issued-net, long-term incentive plans:
Stock options	1,507	2,480
Restricted stock	(1,868)	(1,003)
Excess tax benefit from stock-based compensation arrangements	630	1,380
Compensation expense, long-term incentive plans	2,042	2,521
Other	-	(60)
Balance, June 30,	$1,192,770	$1,142,380

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$55,615	$49,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,653	25,493
Depreciation and amortization	11,912	11,826
Net amortization of securities	3,142	871
Securities gains, net	(58)	(2,224)
Gains on sales of loans, net	(4,953)	(5,652)
Decrease in FDIC indemnification asset	6	-
Bargain purchase gain on acquisition	(7,456)	-
Deferred income tax provision (benefit)	4,345	(7,870)
Proceeds from sales of loans held for sale	440,980	468,040
Purchases and originations of loans held for sale	(396,536)	(450,766)
Originations and sales of mortgage servicing rights, net	(6,380)	(6,773)
Net decrease in other assets	14,388	36,481
Net decrease in other liabilities	(6,234)	(10,147)
Other operating activities, net	11,943	21,384
Net cash provided by operating activities	136,367	130,279

Investing Activities
Proceeds from calls and maturities of securities held to maturity	52,959	40,176
Proceeds from calls and maturities of securities available for sale	268,145	244,376
Proceeds from sales of securities available for sale	22,996	65,074
Purchases of securities available for sale	(471,760)	(370,865)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	7,197	661
Net decrease in loans	117,587	202,258
Purchases of premises and equipment	(4,477)	(2,254)
Proceeds from sales of premises and equipment	395	3
Proceeds from sales of other real estate	23,742	24,246
Net cash received in business combination	78,896	-
Net cash provided by investing activities	95,680	203,675

Financing Activities
Net increase (decrease) in deposits	383,418	(49,071)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(160,445)	(160,665)
Net decrease in short-term borrowings	(365,240)	(124,587)
Common stock dividends	(29,740)	(29,642)
Common stock issued-net, long-term incentive plans	(361)	1,477
Excess tax benefit from stock-based compensation arrangements	630	1,380
Net cash used in financing activities	(171,738)	(361,108)

Increase (decrease) in cash and cash equivalents	60,309	(27,154)
Cash and cash equivalents at beginning of period	161,544	213,519
Cash and cash equivalents at end of period	$221,853	$186,365

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

Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included.   The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2011 actual conditions could vary from those anticipated, which could affect our results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from covered assets and the FDIC indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

Note 2 – Business Combinations

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage), a 90-year old financial institution headquartered in Carthage, Mississippi, and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver.  On the same date, Trustmark National Bank (TNB) entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchased essentially all of the assets of Heritage.  The FDIC and TNB entered into a loss-share transaction on approximately $151.9 million of Heritage assets, which covers substantially all loans and all other real estate. Under the loss share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Because of the loss protection provided by the FDIC, the risk characteristics of the Heritage loans and other real estate are significantly different from those assets not covered by this agreement.  As a result, Trustmark will refer to loans and other real estate subject to the loss share agreement as “covered” while loans and other real estate that are not subject to the loss share agreement will be referred to as “excluding covered.”  The loss share agreement applicable to single family residential mortgage loans and related foreclosed real estate provides for FDIC loss sharing and TNB’s reimbursement to the FDIC for recoveries of covered losses for ten years from the date on which the loss share agreement was entered. The loss share agreement applicable to commercial loans and related foreclosed real estate provides for FDIC loss sharing for five years from the date on which the loss share agreement was entered and TNB’s reimbursement to the FDIC for recoveries of covered losses for an additional three years thereafter.

Pursuant to the clawback provisions of the Heritage loss share agreement, Trustmark may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the agreement.  To the extent that actual losses on covered loans and covered other real estate are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will increase. To the extent that actual losses on covered loans and covered other real estate are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will decrease.  At June 30, 2011, Trustmark had no clawback payable to the FDIC.

The assets purchased and liabilities assumed for the Heritage acquisition have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the acquisition date. The fair value amounts are subject to change for up to one year after the closing date as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC.

The statement of assets purchased and liabilities assumed in the Heritage acquisition are presented below at their estimated fair values as of the acquisition date of April 15, 2011 ($ in thousands):

Assets
Cash and due from banks	$50,447
Federal funds sold	1,000
Securities available for sale	6,389
LHFI, excluding covered loans	9,644
Covered loans	97,770
Premises and equipment, net	55
Identifiable intangible assets	902
Covered other real estate	7,485
FDIC indemnification asset	33,333
Other assets	218
Total Assets	207,243

Liabilities
Deposits	204,349
Short-term borrowings	23,157
Other liabilities	730
Total Liabilities	228,236

Net assets acquired at fair value	(20,993)

Cash received on acquisition	28,449

Bargain purchase gain	7,456

Income taxes	2,852

Bargain purchase gain, net of taxes	$4,604

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances (shown as short-term borrowings above).  Level 3 inputs were used to determine the fair value of both LHFI and covered loans, identifiable intangible assets, covered other real estate and FDIC indemnification asset.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

Securities Available for Sale

Estimated fair values for securities available for sale are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

LHFI and Covered Loans

Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults and current market rates.

Identifiable Intangible Assets

The fair value assigned to the identifiable intangible assets, in this case core deposit intangibles, represent the future economic benefit of the potential cost savings from acquiring core deposits in the acquisition compared to the cost of obtaining alternative funding from market sources.

Covered Other Real Estate

Covered other real estate was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs.

FDIC Indemnification Asset

The FDIC indemnification asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.

Time Deposits

Time deposits were valued by projecting expected cash flows into the future based on each account’s contracted rate and then determining the present value of those expected cash flows using current rates for deposits with similar maturities.

FHLB Advances

FHLB advances were valued by projecting expected cash flows into the future based on each account’s contracted rate and then determining the present value of those expected cash flows using current rates for advances with similar maturities.

Please refer to Note 15 – Fair Value for more information on Trustmark’s classification of financial instruments based on valuation inputs within the fair value hierarchy.

The bargain purchase gain represents the net of the estimated fair value of the assets acquired and liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. The pretax gain of $7.5 million recognized by Trustmark is considered a bargain purchase transaction under FASB ASC Topic 805, “Business Combinations.” The gain was recognized as other noninterest income in Trustmark’s consolidated statements of income for the three and six months ended June 30, 2011.

The operations of Heritage are included in Trustmark’s operating results from April 15, 2011, and added revenue of $9.2 million and net income available to common shareholders of $5.2 million for the second quarter of 2011. Such operating results are not necessarily indicative of future operating results.  Trustmark believes that given the nature of the assets and liabilities assumed, the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Heritage are not meaningful to Trustmark’s results of operations and thus no pro forma information is presented.

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$7	$-	$-	$7	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	103,302	323	(685)	102,940	-	-	-	-
Obligations of states and political subdivisions	180,413	5,814	(193)	186,034	46,931	3,325	(3)	50,253
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,125	865	-	14,990	5,547	261	-	5,808
Issued by FNMA and FHLMC	413,754	2,851	(3,112)	413,493	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,509,675	47,127	(126)	1,556,676	32,456	594	-	33,050
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	121,577	3,516	(191)	124,902	2,989	49	-	3,038
Total	$2,342,853	$60,496	$(4,307)	$2,399,042	$87,923	$4,229	$(3)	$92,149

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government agencies	$12	$-	$-	$12	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	124,093	114	(2,184)	122,023	-	-	-	-
Obligations of states and political subdivisions	159,418	2,259	(2,040)	159,637	53,246	2,628	(10)	55,864
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,719	723	-	12,442	6,058	171	-	6,229
Issued by FNMA and FHLMC	432,162	1,188	(6,846)	426,504	-	-	-	-
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,361,339	43,788	(4,311)	1,400,816	78,526	1,503	-	80,029
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	54,331	2,007	(523)	55,815	3,017	6	(2)	3,021
Total	$2,143,074	$50,079	$(15,904)	$2,177,249	$140,847	$4,308	$(12)	$145,143

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2011	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$64,790	$(685)	$-	$-	$64,790	$(685)
Obligations of states and political subdivisions	16,616	(188)	303	(8)	16,919	(196)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	282,872	(3,112)	-	-	282,872	(3,112)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,341	(126)	-	-	19,341	(126)
Commercial mortgage-backed securities
Issued by FNMA and FHLMC	16,297	(191)	-	-	16,297	(191)
Total	$399,916	$(4,302)	$303	$(8)	$400,219	$(4,310)

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$86,917	$(2,184)	$-	$-	$86,917	$(2,184)
Obligations of states and political subdivisions	65,523	(2,045)	307	(5)	65,830	(2,050)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	312,787	(6,846)	-	-	312,787	(6,846)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	232,279	(4,311)	-	-	232,279	(4,311)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	21,073	(525)	-	-	21,073	(525)
Total	$718,579	$(15,911)	$307	$(5)	$718,886	$(15,916)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2011.  There were no other-than-temporary impairments for the six months ended June 30, 2011 and 2010.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2011	2010	2011	2010
Proceeds from sales of securities	$22,996	$52,621	$22,996	$65,074
Gross realized gains	51	1,852	51	2,216

Held to Maturity
Proceeds from calls of securities	$-	$2,045	$1,290	$3,750
Gross realized gains	-	3	7	8

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2011, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$35,726	$35,785	$3,162	$3,189
Due after one year through five years	47,562	49,201	15,640	16,211
Due after five years through ten years	188,751	192,264	20,273	22,062
Due after ten years	11,683	11,731	7,856	8,791
	283,722	288,981	46,931	50,253
Mortgage-backed securities	2,059,131	2,110,061	40,992	41,896
Total	$2,342,853	$2,399,042	$87,923	$92,149

Note 4 –Loans Held for Investment (LHFI) and Allowance for Loan Losses, excluding Covered Loans

For the periods presented, LHFI, excluding covered loans, consisted of the following ($ in thousands):

	June 30, 2011	December 31, 2010
Loans secured by real estate:
Construction, land development and other land loans	$510,867	$583,316
Secured by 1-4 family residential properties	1,737,744	1,732,056
Secured by nonfarm, nonresidential properties	1,457,328	1,498,108
Other	208,797	231,963
Commercial and industrial loans	1,082,127	1,068,369
Consumer loans	332,032	402,165
Other loans	577,421	544,265
LHFI, excluding covered loans	5,906,316	6,060,242
Less allowance for loan losses	86,846	93,510
Net LHFI, excluding covered loans	$5,819,470	$5,966,732

The following table details LHFI, excluding covered loans, individually and collectively evaluated for impairment at June 30, 2011 and December 31, 2010 ($ in thousands):

	June 30, 2011
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$46,057	$464,810	$510,867
Secured by 1-4 family residential properties	23,604	1,714,140	1,737,744
Secured by nonfarm, nonresidential properties	29,055	1,428,273	1,457,328
Other	5,120	203,677	208,797
Commercial and industrial loans	15,180	1,066,947	1,082,127
Consumer loans	997	331,035	332,032
Other loans	1,005	576,416	577,421
Total	$121,018	$5,785,298	$5,906,316

	December 31, 2010
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$57,831	$525,485	$583,316
Secured by 1-4 family residential properties	30,313	1,701,743	1,732,056
Secured by nonfarm, nonresidential properties	29,013	1,469,095	1,498,108
Other	6,154	225,809	231,963
Commercial and industrial loans	16,107	1,052,262	1,068,369
Consumer loans	2,112	400,053	402,165
Other loans	1,393	542,872	544,265
Total	$142,923	$5,917,319	$6,060,242

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI, Excluding Covered Loans

At June 30, 2011 and December 31, 2010, the carrying amounts of nonaccrual LHFI, excluding covered loans, which are considered for impairment analysis, were $121.0 million and $142.9 million, respectively.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At June 30, 2011 and December 31, 2010, specifically evaluated impaired LHFI totaled $75.1 million and $97.6 million, respectively. In addition, these specifically evaluated impaired LHFI had a related allowance of $3.3 million and $8.3 million at the end of the respective periods.  Specific charge-offs related to impaired LHFI totaled $16.1 million and $14.2 million while the provisions charged to net income for these loans totaled $5.4 million and $1.8 million for the first six months of 2011 and 2010, respectively.

All nonaccrual LHFI over $500 thousand are individually assessed for impairment.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values, normally from recently received and reviewed appraisals.  Appraised values are adjusted down for costs associated with asset disposal.  At the time a LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.  However, as subsequent events dictate and estimated net realizable values decline, required reserves are established.

At June 30, 2011 and December 31, 2010, nonaccrual LHFI, excluding covered loans, not specifically impaired and written down to fair value less cost to sell, totaled $45.9 million and $45.3 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $4.8 million and $3.5 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended June 30, 2011 and 2010.

At June 30, 2011 and December 31, 2010, LHFI, excluding covered loans, classified as troubled debt restructurings (TDRs) totaled $24.1 million and $19.2 million, respectively.  For TDRs, Trustmark had a related loan loss allowance of $1.3 million and $1.9 million at the end of each respective period.  Specific charge-offs related to TDRs totaled $1.4 million and $102 thousand for the six months ended June 30, 2011 and 2010, respectively.  LHFI that are TDRs are charged down to the most likely fair value estimate less a cost to sell estimate for collateral dependent loans, which would approximate net realizable value.

At June 30, 2011 and December 31, 2010, the carrying amount of impaired loans, excluding covered loans, consisted of the following ($ in thousands):

	June 30, 2011
		Total LHFI
	Unpaid	with No Related	Total LHFI	Total		Average
	Principal	Allowance	with an Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$71,120	$29,286	$16,771	$46,057	$4,207	$51,944
Secured by 1-4 family residential properties	32,472	2,380	21,224	23,604	630	26,958
Secured by nonfarm, nonresidential properties	34,218	19,296	9,759	29,055	1,291	29,034
Other	5,918	4,218	902	5,120	45	5,637
Commercial and industrial loans	16,741	8,945	6,235	15,180	1,812	15,644
Consumer loans	1,309	-	997	997	12	1,555
Other loans	2,525	753	252	1,005	50	1,199
Total	$164,303	$64,878	$56,140	$121,018	$8,047	$131,971

	December 31, 2010
		Total LHFI
	Unpaid	with No Related	Total LHFI	Total		Average
	Principal	Allowance	with an Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$81,945	$33,201	$24,630	$57,831	$6,782	$69,817
Secured by 1-4 family residential properties	41,475	3,082	27,230	30,312	1,745	30,888
Secured by nonfarm, nonresidential properties	35,679	18,582	10,431	29,013	1,580	23,535
Other	7,009	5,042	1,113	6,155	95	4,126
Commercial and industrial loans	17,413	9,172	6,935	16,107	1,514	11,369
Consumer loans	2,420	-	2,112	2,112	23	1,544
Other loans	2,868	1,107	286	1,393	58	765
Total	$188,809	$70,186	$72,737	$142,923	$11,797	$142,044

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

•
Other Assets Especially Mentioned (OAEM) - (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating.  This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.

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

The distribution of the losses is accomplished by means of a loss distribution model that assigns a loss factor to each risk rating (1 to 9) in each commercial loan pool. A factor is not applied to risk rate 10 (Loss) as loans classified as Losses are not carried on the bank’s books over quarter ends as they are charged off within the period that the loss is determined.

The expected loss distribution is spread across the various risk ratings by the perceived level of risk for loss. The nine grade scale above ranges from a negligible risk of loss to an identified loss across its breadth. The loss distribution factors are graduated through the scale on a basis proportional to the degree of risk that appears manifest in each individual rating and assumes that migration through the loan grading system will occur.

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

The risk measure for each factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk) to ensure that the combination of such factors is proportional. The determination of the risk measurement for each qualitative factor is done for each market, so that the risk measurements for the qualitative factors are market-specific. The resulting estimated reserve factor is then applied to each pool.

The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio. This weighted average qualitative factor is then applied over the five loan pools.

The table below illustrates the carrying amount of loans, excluding covered loans, by credit quality indicator at June 30, 2011 and December 31, 2010 ($ in thousands):

	June 30, 2011
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$303,186	$37,323	$116,918	$112	$457,539
Secured by 1-4 family residential properties	115,711	1,348	18,307	172	135,538
Secured by nonfarm, nonresidential properties	1,311,071	20,493	124,568	261	1,456,393
Other	192,286	315	8,379	-	200,980
Commercial and industrial loans	998,915	27,064	51,198	1,472	1,078,649
Consumer loans	1,282	-	-	-	1,282
Other loans	567,213	-	3,858	125	571,196
	$3,489,664	$86,543	$323,228	$2,142	$3,901,577

	Consumer Loans
		Past Due	Past Due Greater			Total LHFI, excluding
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	covered loans
Loans secured by real estate:
Construction, land development and other land loans	$50,290	$1,107	$210	$1,721	$53,328	$510,867
Secured by 1-4 family residential properties	1,570,576	10,798	2,770	18,062	1,602,206	1,737,744
Secured by nonfarm, nonresidential properties	935	-	-	-	935	1,457,328
Other	7,779	6	-	32	7,817	208,797
Commercial and industrial loans	2,571	863	-	44	3,478	1,082,127
Consumer loans	317,771	9,427	2,556	996	330,750	332,032
Other loans	6,225	-	-	-	6,225	577,421
	$1,956,147	$22,201	$5,536	$20,855	$2,004,739	$5,906,316

	December 31, 2010
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$347,287	$44,459	$134,503	$512	$526,761
Secured by 1-4 family residential properties	113,776	780	25,167	226	139,949
Secured by nonfarm, nonresidential properties	1,353,794	16,858	126,050	431	1,497,133
Other	216,022	180	7,418	-	223,620
Commercial and industrial loans	977,793	25,642	58,307	1,416	1,063,158
Consumer loans	524	-	-	-	524
Other loans	535,110	210	3,633	146	539,099
	$3,544,306	$88,129	$355,078	$2,731	$3,990,244

	Consumer Loans
		Past Due	Past Due Greater			Total LHFI, excluding
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	covered loans
Loans secured by real estate:
Construction, land development and other land loans	$53,797	$223	$-	$2,535	$56,555	$583,316
Secured by 1-4 family residential properties	1,559,611	10,302	1,278	20,916	1,592,107	1,732,056
Secured by nonfarm, nonresidential properties	975	-	-	-	975	1,498,108
Other	8,282	26	-	35	8,343	231,963
Commercial and industrial loans	5,075	97	-	39	5,211	1,068,369
Consumer loans	383,529	13,741	2,260	2,111	401,641	402,165
Other loans	5,166	-	-	-	5,166	544,265
	$2,016,435	$24,389	$3,538	$25,636	$2,069,998	$6,060,242

Past Due LHFI, Excluding Covered Loans

LHFI past due 90 days or more totaled $31.7 million and $19.4 million at June 30, 2011 and December 31, 2010, respectively. Included in these amounts are $24.7 million and $15.8 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2011.

The following table provides an aging analysis of past due and nonaccrual LHFI, excluding covered loans, by class at June 30, 2011 and December 31, 2010 ($ in thousands):

	June 30, 2011
	Past Due
		Greater than			Current	Total LHFI, excluding
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	covered loans

Loans secured by real estate:
Construction, land development and other land loans	$7,150	$1,506	$8,656	$46,058	$456,153	$510,867
Secured by 1-4 family residential properties	11,847	2,769	14,616	23,604	1,699,524	1,737,744
Secured by nonfarm, nonresidential properties	25,723	28	25,751	29,055	1,402,522	1,457,328
Other	2,033	-	2,033	5,120	201,644	208,797
Commercial and industrial loans	3,974	135	4,109	15,180	1,062,838	1,082,127
Consumer loans	9,403	2,556	11,959	996	319,077	332,032
Other loans	218	-	218	1,005	576,198	577,421
Total past due LHFI	$60,348	$6,994	$67,342	$121,018	$5,717,956	$5,906,316

(1) - Past due greater than 90 days but still accruing interest.

	December 31, 2010
	Past Due
		Greater than			Current	Total LHFI, excluding
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	covered loans

Loans secured by real estate:
Construction, land development and other land loans	$1,651	$-	$1,651	$57,831	$523,834	$583,316
Secured by 1-4 family residential properties	11,654	1,278	12,932	30,313	1,688,811	1,732,056
Secured by nonfarm, nonresidential properties	9,149	31	9,180	29,013	1,459,915	1,498,108
Other	441	-	441	6,154	225,368	231,963
Commercial and industrial loans	4,178	39	4,217	16,107	1,048,045	1,068,369
Consumer loans	13,741	2,260	16,001	2,112	384,052	402,165
Other loans	67	-	67	1,393	542,805	544,265
Total past due LHFI	$40,881	$3,608	$44,489	$142,923	$5,872,830	$6,060,242

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

The quantitative factors utilized in determining the required reserve are intended to reflect a three-year average by loan type within each key market region.  Because of the severe economic environment at the time, starting in 2009, Management determined to alter the methodology of calculating historical loss to use data from the single year for 2008 as the historical loss factor for 2009, and use the average historical loss for 2008 and 2009 for 2010. At March 31, 2011, Trustmark began using trailing three-year data for its commercial loan book unless subsequent market factors suggest that a different method is called for.

The qualitative factors utilize eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.  The qualitative factors considered are the following:

•	National and regional economic trends and conditions
•	Impact of recent performance trends
•	Experience, ability and effectiveness of management
•	Adherence to Trustmark’s loan policies, procedures and internal controls
•	Collateral, financial and underwriting exception trends
•	Credit concentrations
•	Acquisitions
•	Catastrophe

The measure for each qualitative factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk), other than the last two factors, which are applied on a dollar-for-dollar basis, to ensure that the combination of such factors is proportional. The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio within each key market region.  This weighted average qualitative factor is then distributed over the nine primary loan pools within each key market region based on the ranking by risk of each.

Changes in the allowance for loan losses were as follows ($ in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at January 1,	$93,510	$103,662
Loans charged-off	(28,637)	(34,072)
Recoveries	6,320	5,573
Net charge-offs	(22,317)	(28,499)
Provision for loan losses	15,653	25,493
Balance at June 30,	$86,846	$100,656

The following tables detail the balance in the allowance for loan losses by portfolio segment at June 30, 2011 and 2010, respectively ($ in thousands):

	Allowance for Loan Losses
	Balance				Balance
	January 1,			Provision for	June 30,
	2011	Charge-offs	Recoveries	Loan Losses	2011
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(12,286)	$-	$7,925	$31,201
Secured by 1-4 family residential properties	13,051	(4,819)	388	3,222	11,842
Secured by nonfarm, nonresidential properties	20,980	(2,818)	-	2,731	20,893
Other	1,582	(577)	-	775	1,780
Commercial and industrial loans	14,775	(2,948)	1,159	1,146	14,132
Consumer loans	5,400	(3,048)	3,043	(1,018)	4,377
Other loans	2,160	(2,141)	1,730	872	2,621
Total	$93,510	$(28,637)	$6,320	$15,653	$86,846

	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,207	$26,994	$31,201
Secured by 1-4 family residential properties	630	11,212	11,842
Secured by nonfarm, nonresidential properties	1,291	19,602	20,893
Other	45	1,735	1,780
Commercial and industrial loans	1,812	12,320	14,132
Consumer loans	12	4,365	4,377
Other loans	50	2,571	2,621
Total	$8,047	$78,799	$86,846

	Allowance for Loan Losses
	Balance				Balance
	January 1,			Provision for	June 30,
	2010	Charge-offs	Recoveries	Loan Losses	2010
Loans secured by real estate:
Construction, land development and other land loans	$43,552	$(16,365)	$-	$13,124	$40,311
Secured by 1-4 family residential properties	13,151	(5,920)	205	5,196	12,632
Secured by nonfarm, nonresidential properties	20,110	(1,122)	-	3,232	22,220
Other	1,631	(6)	-	13	1,638
Commercial and industrial loans	16,275	(1,379)	526	21	15,443
Consumer loans	7,246	(5,575)	3,225	1,412	6,308
Other loans	1,697	(3,705)	1,617	2,495	2,104
Total	$103,662	$(34,072)	$5,573	$25,493	$100,656

	Allowance for Loan Losses
	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$7,150	$33,161	$40,311
Secured by 1-4 family residential properties	1,729	10,903	12,632
Secured by nonfarm, nonresidential properties	838	21,382	22,220
Other	458	1,180	1,638
Commercial and industrial loans	1,169	14,274	15,443
Consumer loans	9	6,299	6,308
Other loans	30	2,074	2,104
Total	$11,383	$89,273	$100,656

Note 5 – Covered Loans, Covered Other Real Estate and FDIC Indemnification Asset

Covered Loans

On April 15, 2011, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and essentially all of the assets of Heritage.  Loans comprise the majority of the assets acquired and all but $9.6 million are subject to loss share agreements with the FDIC whereby TNB is indemnified against a portion of the losses on covered loans and covered other real estate. The loans acquired from Heritage that are covered by a loss share agreement are presented as covered loans in the accompanying consolidated financial statements.

Trustmark will account for loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” when acquired loans are deemed to be impaired.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 will be referred to in this section as "acquired impaired loans." Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements. Trustmark acquired $3.9 million of revolving credit agreements, at fair value, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such revolving covered loans in accordance with accounting requirements for purchased nonimpaired loans.

The acquired covered loans were recorded at their estimated fair value at the time of acquisition. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

For acquired impaired loans, Trustmark (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loan portfolio and such amount is subject to change over time based on the performance of such covered loans. The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, Trustmark aggregated certain loans into pools of loans with common credit risk characteristics such as loan type and risk rating. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses.

Under acquired impaired loan accounting, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

The following table presents covered loans acquired as of the date of the Heritage acquisition and activity within covered loans during the second quarter of 2011 ($ in thousands):

At acquisition date:
Contractually required principal and interest	$145,864
Nonaccretable difference	(38,345)
Cash flows expected to be collected	107,519
Accretable yield	(13,579)
Other revolving loans	3,830
Fair value at acquisition date	$97,770

Covered loans acquired at fair value	$97,770
Accretion to interest income	1,515
Payments received	(11,043)
Other activity, net	316
Carrying value at June 30, 2011	$88,558

At June 30, 2011, covered loans, which are substantially located in Mississippi, consisted of the following ($ in thousands):

Loans secured by real estate:
Construction, land development and other land loans	$8,477
Secured by 1-4 family residential properties	32,124
Secured by nonfarm, nonresidential properties	35,846
Other	5,363
Commercial and industrial loans	5,570
Consumer loans	163
Other loans	1,015
Covered loans	$88,558

The following table presents changes in the accretable yield on covered loans acquired in the Heritage acquisition during the second quarter of 2011 ($ in thousands):

Accretable yield acquired	$(13,579)
Accretion to interest income	1,515
Carrying value at June 30, 2011	$(12,064)

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition, such as Heritage, that is subject to a FDIC loss-share agreement is referred to as covered other real estate and reported separately in Trustmark’s consolidated balance sheets. Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value, less estimated selling costs.

Covered other real estate was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to noninterest expense, and will be mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

As of the date of the Heritage acquisition, Trustmark acquired $7.5 million in covered other real estate.  At June 30, 2011, covered other real estate consisted of the following types of properties ($ in thousands):

Construction, land development and other land properties	$1,610
1-4 family residential properties	1,119
Nonfarm, nonresidential properties	4,548
Other real estate properties	208
Total covered other real estate	$7,485

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows Trustmark expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset will be reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate. These adjustments are measured on the same basis as the related covered loans and covered other real estate. Any increases in cash flow of the covered loans and covered other real estate over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered loans and covered other real estate under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset will be recorded as adjustments to noninterest income.

The following table presents the FDIC indemnification asset acquired as of the date of the Heritage acquisition and activity within the FDIC indemnification asset during the second quarter of 2011 ($ in thousands):

Indemnification asset at acquisition date	$33,333
Accretion income	(6)
Carrying value at June 30, 2011	$33,327

Pursuant to the clawback provisions of the Heritage loss share agreement, Trustmark may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the agreement.  To the extent that actual losses on covered loans and covered other real estate are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will increase. To the extent that actual losses on covered loans and covered other real estate are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will decrease.  At June 30, 2011, Trustmark had no clawback payable to the FDIC.

Note 6 – Mortgage Banking

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $1.7 million and $3.7 million for the three months ended June 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $2.0 million and $4.7 million experienced for the six months ended June 30, 2011 and 2010, respectively.

See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

The activity in MSR is detailed in the table below ($ in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$51,151	$50,513
Origination of servicing assets	6,380	7,930
Disposals of mortgage loans sold serviced released	-	(1,157)
Change in fair value:
Due to market changes	(4,674)	(11,698)
Due to runoff	(2,746)	(2,544)
Balance at end of period	$50,111	$43,044

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

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2011 were $1.1 million compared to $620 thousand during the same time period in 2010.  At June 30, 2011 and December 31, 2010, accrued mortgage loan servicing putback expenses were $1.0 million and $900 thousand, respectively.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Based on Trustmark’s experience to date, and its confidence in its underwriting practices on loans sold to others, Management does not believe that a material loss related to these transactions is either probable or reasonably estimated.

Note 7 –Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate owned, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At June 30, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of noncovered other real estate owned is susceptible to changes in market conditions in these areas.

For the periods presented, changes and losses, net on noncovered other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$86,704	$90,095
Additions	32,878	34,045
Disposals	(23,191)	(24,799)
Writedowns	(6,392)	(7,941)
Balance at end of period	$89,999	$91,400

Gain (Loss), net on the sale of noncovered other real estate included in other expenses	$552	$(598)

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2011	2010
Construction, land development and other land loans	$62,697	$61,963
1-4 family residential properties	13,840	13,509
Nonfarm, nonresidential properties	12,436	9,820
Other real estate loans	1,026	1,412
Total other real estate, excluding covered other real estate	$89,999	$86,704

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2011	2010
Florida	$33,823	$32,370
Mississippi (1)	22,921	24,181
Tennessee (2)	15,760	16,407
Texas	17,495	13,746
Total other real estate, excluding covered other real estate	$89,999	$86,704

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 8 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2011	2010
Noninterest-bearing demand deposits	$1,806,908	$1,636,625
Interest-bearing demand	1,678,057	1,474,045
Savings	2,007,303	1,809,116
Time	2,140,066	2,124,781
Total	$7,632,334	$7,044,567

Note 9 – Defined Benefit and Other Postretirement Benefits

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

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$137	$137	$274	$274
Interest cost	1,115	1,195	2,230	2,389
Expected return on plan assets	(1,471)	(1,481)	(2,942)	(2,963)
Recognized net actuarial loss	1,037	849	2,074	1,699
Net periodic benefit cost	$818	$700	$1,636	$1,399

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

Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31. The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$147	$190	$294	$377
Interest cost	569	561	1,138	1,121
Amortization of prior service cost	59	39	118	76
Recognized net actuarial loss	124	89	248	178
Net periodic benefit cost	$899	$879	$1,798	$1,752

Note 10 – Stock and Incentive Compensation Plans

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

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  As of May 31, 2011, compensation expense related to stock options had been fully recognized.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and was recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006 when Trustmark began granting restricted stock awards exclusively.

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

During the first six months of 2011, the following performance awards were granted or vested:

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

•
A performance-based restricted stock award issued on January 27, 2009 also vested on December 31, 2010.  On February 22, 2011, the stock related to this grant was issued to the participant free of restriction.  As a result of achieving 100% of ROATE and 100% of TSR related to the performance goals during the performance period, 8,959 excess shares were awarded and vested on May 10, 2011.

Time-Vested Awards

Trustmark’s time-vested awards are granted in both employee recruitment and retention and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During the first six months of 2011, Trustmark awarded 68,739 shares of time-vested restricted stock to key members of its management team and board of directors.

Performance-Based Restricted Stock Unit Award

On January 27, 2009, Trustmark’s previous Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award) for 23,123 units, with each unit having the value of one share of Trustmark’s common stock.  This award was granted in connection with an employment agreement dated November 20, 2008, that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.  The performance period for these RSUs ended on December 31, 2010.  Although the award was certified on February 22, 2011, the units did not vest until May 10, 2011.  As a result of achieving 100% of ROATE and 100% of TSR related to the performance goals during the performance period, 23,123 excess units were awarded and vested on May 10, 2011. Compensation expense for the RSU award was based on the approximate fair value of Trustmark’s stock at the end of each of the reporting periods and finalized on May 10, 2011, when the fair value of Trustmark’s stock was $23.65.

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$32	$114	$100	$277
Performance awards	218	250	441	502
Time-vested awards	754	864	1,501	1,742
RSU award (share price: $23.65-2011, $20.82-2010)	47	166	184	324
Total	$1,051	$1,394	$2,226	$2,845

Note 11 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $170.9 million and $189.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2011, the fair value of collateral held was $56.9 million.

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

Note 12 – Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  Weighted-average antidilutive stock awards for the six months ended June 30, 2011 and 2010 totaled 1.25 million and 1.27 million, respectively, and accordingly, were excluded in determining diluted earnings per share.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic shares	64,072	63,873	64,012	63,808
Dilutive shares	209	181	218	185
Diluted shares	64,281	64,054	64,230	63,993

Note 13 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2011	2010
Income taxes paid	$22,144	$24,215
Interest expense paid on deposits and borrowings	23,858	32,654
Noncash transfers from loans to foreclosed properties	32,878	34,045
Transfer of long-term FHLB advance to short-term	-	75,000
Assets acquired in business combination	207,243	-
Liabilities assumed in business combination	228,236	-

Note 14 – Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of June 30, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2011, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,080,092	16.47%	$524,535	8.00%	n/a	n/a
Trustmark National Bank	1,042,010	16.09%	518,140	8.00%	$647,675	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$948,250	14.46%	$262,268	4.00%	n/a	n/a
Trustmark National Bank	912,559	14.09%	259,070	4.00%	$388,605	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$948,250	10.18%	$279,398	3.00%	n/a	n/a
Trustmark National Bank	912,559	9.92%	275,914	3.00%	$459,857	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods ended June 30, 2011 and 2010 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2011	$(18,469)	$7,043	$(11,426)
Unrealized holding gains on AFS arising during period	22,073	(8,443)	13,630
Adjustment for net gains realized in net income	(58)	22	(36)
Pension and other postretirement benefit plans	2,439	(933)	1,506
Balance, June 30, 2011	$5,985	$(2,311)	$3,674

Balance, January 1, 2010	$(2,596)	$972	$(1,624)
Unrealized holding gains on AFS arising during period	11,809	(4,517)	7,292
Adjustment for net gains realized in net income	(2,224)	851	(1,373)
Pension and other postretirement benefit plans	1,796	(687)	1,109
Balance, June 30, 2010	$8,785	$(3,381)	$5,404

Note 15 – Fair Value

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

Trustmark obtains the fair value of interest rate swaps from a third-party pricing service that uses an industry standard discounted cash flow methodology. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk.  In adjusting the fair value of its interest rate swap contracts for the effect of nonperformance risk, Trustmark has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Trustmark has determined that the majority of the inputs used to value its interest rate swaps offered to qualified commercial borrowers fall within Level 2 of the fair value hierarchy, while the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads.  Trustmark has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and has determined that the credit valuation adjustment is not significant to the overall valuation of these derivatives.  As a result, Trustmark classifies its interest rate swap valuations in Level 2 of the fair value hierarchy.

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	June 30, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$102,947	$-	$102,947	$-
Obligations of states and political subdivisions	186,034	-	186,034	-
Mortgage-backed securities	2,110,061	-	2,110,061	-
Securities available for sale	2,399,042	-	2,399,042	-
Loans held for sale	123,244	-	123,244	-
Mortgage servicing rights	50,111	-	-	50,111
Other assets - derivatives	781	584	353	(156)
Other liabilities - derivatives	1,888	1,389	499	-

	December 31, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$122,035	$-	$122,035	$-
Obligations of states and political subdivisions	159,637	-	159,637	-
Mortgage-backed securities	1,895,577	-	1,895,577	-
Securities available for sale	2,177,249	-	2,177,249	-
Loans held for sale	153,044	-	153,044	-
Mortgage servicing rights	51,151	-	-	51,151
Other assets - derivatives	(2,247)	(2,584)	-	337
Other liabilities - derivatives	(1,581)	1,562	(3,143)	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended June 30, 2011 and 2010 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2011	$51,151	$337
Total net (losses) gains included in net income	(7,420)	1,060
Additions	6,380	-
Sales	-	(1,553)
Balance, June 30, 2011	$50,111	$(156)

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2011	$(4,674)	$(521)

Balance, January 1, 2010	$50,513	$(61)
Total net (losses) gains included in net income	(14,242)	1,855
Additions	6,773	-
Sales	-	(501)
Balance, June 30, 2010	$43,044	$1,293

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2010	$(11,698)	$194

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets at June 30, 2011, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At June 30, 2011, Trustmark had outstanding balances of $75.1 million in impaired loans, excluding covered loans, which were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $97.6 million at December 31, 2010.  These impaired loans are classified as Level 3 in the fair value hierarchy.

Please refer to Note 2 – Business Combinations, for financial assets and liabilities acquired in the Heritage transaction, which were measured at fair value on a nonrecurring basis in accordance with U.S. GAAP.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $32.9 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2011 compared with $34.0 million for the same period in 2010.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $5.2 million and $3.9 million for the first six months of 2011 and 2010, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $42.7 million of foreclosed assets were remeasured during the first six months of 2011, requiring write-downs of $6.4 million to reach their current fair values compared to $24.3 million of foreclosed assets that were remeasured during the first six months of 2010, requiring write-downs of $7.9 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010, are as follows ($ in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$226,429	$226,429	$173,317	$173,317
Securities available for sale	2,399,042	2,399,042	2,177,249	2,177,249
Securities held to maturity	87,923	92,149	140,847	145,143
Loans held for sale	123,244	123,244	153,044	153,044
Net LHFI, excluding covered loans	5,819,470	5,873,407	5,966,732	6,030,219
Covered loans	88,558	88,558	-	-
FDIC indemnification asset	33,327	33,327	-	-
Other assets - derivatives	781	781	(2,247)	(2,247)

Financial Liabilities:
Deposits	7,632,334	7,640,533	7,044,567	7,054,611
Short-term liabilities	629,849	629,849	1,125,481	1,125,481
Long-term FHLB advances	2,794	2,794	-	-
Subordinated notes	49,823	50,400	49,806	48,750
Junior subordinated debt securities	61,856	35,876	61,856	30,928
Other liabilities - derivatives	1,888	1,888	(1,581)	(1,581)

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a significantly different fair value estimate at June 30, 2011 and December 31, 2010.

A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 16 included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2010 with the following exceptions:

Covered loans

The fair value of covered loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate Trustmark’s assumptions about market funding cost and liquidity premium. The estimates of future loan cash flows are determined using Trustmark’s assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

FDIC indemnification asset

The fair value of the FDIC indemnification asset is estimated by discounting estimated future cash flows based on estimated current market rates.

Note 16 – Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and be carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income.

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $135.0 million at June 30, 2011, with a negative valuation adjustment of $132 thousand, compared to $163.0 million, with a positive valuation adjustment of $3.1 million as of December 31, 2010.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $1.7 million and $3.7 million for the three months ended June 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $2.0 million and $4.7 million experienced for the six months ended June 30, 2011 and 2010, respectively. See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $100.1 million at June 30, 2011, with a negative valuation adjustment of $156 thousand, compared to $67.9 million, with a positive valuation adjustment of $337 thousand as of December 31, 2010.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in current period earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of June 30, 2011, Trustmark had three pair of mirror-image interest rate swaps with an aggregate notional amount of $32.0 million related to this program. The fair value of these derivatives is immaterial at June 30, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2011, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $382 thousand.  As of June 30, 2011, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30,	December 31,
	2011	2010
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$131	$(3,143)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$388	$(2,897)
Exchange traded purchased options included in other assets	196	313
OTC written options (rate locks) included in other assets	(156)	337
Interest rate swaps included in other assets	353	-
Exchange traded written options included in other liabilities	1,389	1,562
Interest rate swaps included in other liabilities	368	-

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives in hedging relationships
Amount of loss recognized in mortgage banking, net	$(22)	$(3,612)	$(3,275)	$(5,457)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$6,535	$13,452	$6,154	$17,792
Amount of gain recognized in bankcard and other fees	76	-	166	-

Note 17 – Segment Information

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General Banking
Net interest income	$86,699	$87,363	$171,940	$173,675
Provision for loan losses	8,100	10,403	15,640	25,491
Noninterest income	33,704	32,377	57,519	58,426
Noninterest expense	70,527	73,906	139,347	139,483
Income before income taxes	41,776	35,431	74,472	67,127
Income taxes	12,134	11,334	22,438	21,281
General banking net income	$29,642	$24,097	$52,034	$45,846

Selected Financial Information
Average assets	$9,465,636	$9,093,036	$9,414,149	$9,134,009
Depreciation and amortization	$5,651	$5,563	$11,069	$10,895

Wealth Management
Net interest income	$1,067	$1,054	$2,140	$2,105
Provision for loan losses	16	(5)	13	2
Noninterest income	5,851	5,681	11,922	11,115
Noninterest expense	5,340	5,037	11,127	10,038
Income before income taxes	1,562	1,703	2,922	3,180
Income taxes	520	564	976	1,059
Wealth management net income	$1,042	$1,139	$1,946	$2,121

Selected Financial Information
Average assets	$82,986	$91,454	$82,727	$92,042
Depreciation and amortization	$51	$67	$113	$135

Insurance
Net interest income	$64	$69	$125	$124
Provision for loan losses	-	-	-	-
Noninterest income	6,877	6,889	13,362	13,775
Noninterest expense	5,481	5,485	10,892	11,268
Income before income taxes	1,460	1,473	2,595	2,631
Income taxes	542	548	960	982
Insurance net income	$918	$925	$1,635	$1,649

Selected Financial Information
Average assets	$65,503	$66,011	$65,129	$66,386
Depreciation and amortization	$357	$398	$730	$796

Consolidated
Net interest income	$87,830	$88,486	$174,205	$175,904
Provision for loan losses	8,116	10,398	15,653	25,493
Noninterest income	46,432	44,947	82,803	83,316
Noninterest expense	81,348	84,428	161,366	160,789
Income before income taxes	44,798	38,607	79,989	72,938
Income taxes	13,196	12,446	24,374	23,322
Consolidated net income	$31,602	$26,161	$55,615	$49,616

Selected Financial Information
Average assets	$9,614,125	$9,250,501	$9,562,005	$9,292,437
Depreciation and amortization	$6,059	$6,028	$11,912	$11,826

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively.  Early adoption is permitted.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a public entity.  For Trustmark, the impact of the ASU is a change in presentation only and will have no impact on Trustmark’s consolidated financial statements.

ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how fair value measurement guidance is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities and is not expected to have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-03, “Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.” The ASU eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. This requirement was one of the criteria that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of ASU 2011-03 is not expected to have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This ASU amends ASC 310-40 to include the indicators from ASC 470-60 that a lender should consider in determining whether a borrower is experiencing financial difficulties (e.g., debtor default, debtor bankruptcy, or concerns about the future as a going concern are all indicators of financial difficulty). It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future.  The guidance in the rest of the ASU addresses whether the lender has granted a concession to the borrower.  The ASU also amends ASC 310-40 to clarify that a lender is explicitly precluded from performing the borrower’s effective interest rate test, described in ASC 470, to determine whether a modification is a TDR.  For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  The adoption of ASU 2011-02 is not expected have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”   In December 2010, the FASB issued ASU 2010-28 which modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, “Intangibles - Goodwill and Other,” for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 became effective for Trustmark’s financial statements on January 1, 2011 and the adoption did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, which is discussed above.  ASU 2010-20 became effective for Trustmark’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for Trustmark’s financial statements beginning on January 1, 2011.  The required disclosures are reported in Note 4 – Loans Held for Investment and Allowance for Loan Losses, excluding Covered Loans.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective for Trustmark’s financial statements on January 1, 2011 and is reported in Note 15 – Fair Value.

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

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2011, TNB had total assets of $9.6 billion, which represents over 98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,575 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At June 30, 2011, TNB’s mortgage loan portfolio totaled approximately $1.1 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.5 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by TRMK Risk Management, Inc. (TRMI).  TRMI engaged in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  On December 30, 2010, TRMI was merged into FBBI, another wholly-owned subsidiary of TNB.  All previous products and services provided to wealth management customers are provided by FBBI beginning in 2011.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At June 30, 2011, Trustmark held assets under management and administration of $7.6 billion and brokerage assets of $1.3 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At June 30, 2011, Somerville had total assets of $189.2 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  Republic Bancshares Capital Trust I (Republic Trust) is a Delaware trust affiliate acquired as the result of Trustmark’s 2006 acquisition of Republic Bancshares of Texas, Inc.  Republic Trust was formed to facilitate the issuance of $8.0 million in trust preferred securities.  As defined in applicable accounting standards, both Trustmark Trust and Republic Trust are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of both trusts are not included in Trustmark’s consolidated financial statements.  As previously reported, on October 7, 2010, upon receipt of approval from the Federal Reserve Bank of Atlanta, the trust preferred securities of the Republic Trust were redeemed at par plus accrued interest and the related junior subordinated debt securities were repaid.  This redemption reduced Trustmark’s Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio for December 31, 2010, by 0.09%, 0.12% and 0.12%, respectively.

Executive Overview

Recent economic surveys have indicated that the economic landscape is weakening and the recovery is softening.  Expectations of economic growth have been reduced from the first quarter and have continued to be threatened by weak labor markets, household and business uncertainty, tight credit conditions, investor anxiety and global uncertainties. The effects of the faltering economic recovery are expected to persist at least for the remainder of 2011, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.  While growth may occur in the second half of 2011, it is expected to be slower than predicted with more uncertainty about future prospects.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  To reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  During the first six months of 2011, Trustmark and TNB’s capital ratios continued to exceed the minimum levels required to be ranked well-capitalized.

TNB did not make significant changes to its loan underwriting standards during the first six months of 2011.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adhere to the most recent interagency guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first six months of 2011.

Recent Legislative and Regulatory Developments

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) into law.  The Dodd-Frank Act represents very broad and complex legislation that enacts sweeping changes to the financial services industry that will have significant regulatory and legal consequences for banks now and for years to come.  The more significant provisions of the Dodd-Frank Act include the following:

•
Created the Financial Stability Oversight Council (FSOC), which will identify, monitor and address systemic risks posed by large and complex banks and nonbank entities as well as certain products and services. To date, the FSOC has been engaged in rulemaking with respect to financial market utilities and nonbank financial companies.

•
Requires application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.  These rules will be phased in from January 1, 2013 to January 1, 2016.

•
Changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated assets less average tangible equity.  The Dodd-Frank Act increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.   The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion.  The FDIC issued a final rule changing its assessment formula effective April 1, 2011.

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

•
Repeals the prohibition on payments of interest by banks on demand deposit accounts held by businesses; this provision became effective, and was implemented through federal rulemakings effective on July 21, 2011.

•
Imposes comprehensive regulation of the over-the-counter derivatives market, which includes certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•
Implements structural changes in the issuance of certain asset-backed securities to require risk retention by securitizers and originators at a default level of up to 5% to promote the credit quality of the assets being securitized.  In April 2011, the federal banking agencies jointly proposed rules for notice and comment.

•
Implements corporate governance revisions intended to enhance shareholder understanding of executive compensation, to impose independence standards upon outside compensation consultants and to increase shareholder involvement in the compensation process. These requirements are being implemented through SEC rulemakings, certain of which have become effective. Also provides that federal bank regulators shall issue enhanced reporting requirements for incentive-based compensation of any “covered financial institution,” and that federal bank regulators shall prescribe regulations prohibiting any incentive-based payment arrangement that encourages inappropriate risk-taking by the covered financial institution by paying any executive officer, employee, director or principal shareholder of the covered financial institution “excessive compensation, fees, or benefits” or that “could lead to material loss to the covered financial institution.”  The federal bank regulators have proposed rules to implement these requirements, but they have not yet become effective.

•
Centralizes responsibility for consumer financial protection by creation of the Consumer Financial Protection Bureau (CFPB), which, effective July 21, 2011, is responsible for issuing rules, orders and guidance implementing federal consumer financial laws. If and when the bank’s consolidated assets exceed $10.0 billion, the CFPB will become the primary federal consumer financial protection regulator of the bank and the exclusive such regulator for all of its affiliates providing covered products and services.  Until that time, the CFPB will have limited jurisdiction over the bank and its affiliate’s operations, with the exclusive enforcement authority resting with the bank’s primary federal banking regulator, and the CFPB’s role limited to requiring reports and participating in examinations with the primary federal banking regulator.

•
Amends the Electronic Fund Transfer Act to authorize the Federal Reserve to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  Requires that fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.  On June 29, 2011, the Federal Reserve issued a final rule implementing this provision, which begins to take effect starting on October 1, 2011.  On July 12, 2011, the Federal Reserve issued a list of banking organizations subject to and exempt from the new restrictions based on their December 31, 2010 asset levels.  Trustmark has been classified as “exempt.”  The Federal Reserve plans to update this list annually based on year-end asset levels.

•
Increases the potential for state intervention in the operations of federally chartered depository institutions by narrowing the circumstances in which preemption of state law may apply and by providing statutory recognition of a role for state law enforcement authorities in regard to federally chartered depository institutions.  On July 20, 2011, the OCC issued a final rule revising its preemption rules in light of the new law.

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

As the Dodd-Frank Act continues to turn into specific regulatory requirements, there will be further business impacts across a myriad of industries, not just banking. Some of those impacts are readily anticipated such as the change to interchange fees, which can be found in the Bank Card and Other Fees section of Noninterest Income found later in this document.  However, other impacts are subtle and do not stem directly from language in the new law.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Finally, implementation of certain significant provisions of the Dodd-Frank Act will continue to occur over a multi-year period.  Because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers. It is clear, however, that the implementation of the Dodd-Frank Act will require Management to invest significant time and resources to evaluate the potential impact of this Act.  Management will continue to evaluate this impact as more details regarding the implementation of these provisions become available.

Financial Highlights

Trustmark reported net income available to common shareholders of $31.6 million in the second quarter of 2011, which represented basic and diluted earnings per common share of $0.49, or an increase of $5.4 million and $0.08 when compared to the quarter ended June 30, 2010, respectively.  Trustmark's performance during the quarter ended June 30, 2011, produced a return on average tangible common equity of 14.71% and a return on average assets of 1.32%, an increase of 1.79% and 0.19% when compared to the quarter ended June 30, 2010, respectively.  During the six months ended June 30, 2011, Trustmark's net income available to common shareholders totaled $55.6 million or basic and diluted earnings per common share of $0.87, an increase of $6.0 million and $0.09 when compared to the six months ended June 30, 2010, respectively.  Trustmark's performance during the six months ended June 30, 2011, produced a return on average tangible common equity of 13.21% and a return on average assets of 1.17%, an increase of 0.76% and 0.09% when compared to the six months ended June 30, 2010, respectively.   Earnings during the quarter and six months ended June 30, 2011, included a nonrecurring after-tax bargain purchase gain of $4.6 million, which represented basic and diluted earnings per share of $0.07, resulting from an FDIC-assisted business combination. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable September 15, 2011, to shareholders of record on September 1, 2011.

At June 30, 2011, nonperforming assets, excluding covered assets (loans and other real estate), totaled $211.0 million, a decrease of $18.6 million, or 8.1%, compared to December 31, 2010, and total nonaccrual loans, excluding covered loans, were $121.0 million, representing a decrease of $21.9 million relative to December 31, 2010.  Total net charge-offs for the six months ended June 30, 2011 were $22.3 million compared to total net charge-offs of $28.5 million for the same time period in 2010.

On April 15, 2011, TNB acquired the banking operations of Heritage Banking Group, Carthage, Mississippi, (Heritage) in a FDIC assisted transaction.  Substantially all loans and other real estate acquired are covered by a loss share agreement in which the FDIC will reimburse Trustmark for 80% of losses incurred.  At June 30, 2011, the carrying value of loans and deposits acquired was $97.2 million and $189.8 million, respectively.  Earnings during the quarter reflect $5.2 million contributed by Heritage and include a nonrecurring bargain purchase gain of $4.6 million after-tax, or approximately $0.07 per share and other operating net income of approximately $600 thousand, or approximately $0.01 per share.

Because of the loss protection provided by the FDIC, the risk characteristics of the Heritage loans and other real estate are significantly different from those assets not covered by this agreement.  As a result, Trustmark will refer to loans and other real estate subject to the loss share agreements as “covered” while loans and other real estate that are not subject to the loss share agreement will be referred to as “excluding covered.”

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

Selected Financial Data
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated Statements of Income
Total interest income	$99,402	$103,128	$197,387	$206,268
Total interest expense	11,572	14,642	23,182	30,364
Net interest income	87,830	88,486	174,205	175,904
Provision for loan losses	8,116	10,398	15,653	25,493
Noninterest income	46,432	44,947	82,803	83,316
Noninterest expense	81,348	84,428	161,366	160,789
Income before income taxes	44,798	38,607	79,989	72,938
Income taxes	13,196	12,446	24,374	23,322
Net Income	$31,602	$26,161	$55,615	$49,616

Common Share Data
Basic earnings per share	$0.49	$0.41	$0.87	$0.78
Diluted earnings per share	0.49	0.41	0.87	0.78
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average common equity	10.73%	9.21%	9.58%	8.85%
Return on average tangible common equity	14.71%	12.92%	13.21%	12.45%
Return on average total equity	10.73%	9.21%	9.58%	8.85%
Return on average assets	1.32%	1.13%	1.17%	1.08%
Net interest margin (fully taxable equivalent)	4.29%	4.47%	4.29%	4.45%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.97%	0.72%	0.74%	0.90%
Provision for loan losses/average loans	0.54%	0.66%	0.52%	0.81%
Nonperforming loans/total loans (incl LHFS*)	2.01%	2.55%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.45%	3.95%
Allowance for loan losses/total loans (excl LHFS*)	1.47%	1.66%

June 30,	2011	2010
Consolidated Balance Sheets
Total assets	$9,698,451	$9,244,545
Securities	2,486,965	1,979,570
Loans held for investment and covered loans (including LHFS*)	6,118,118	6,273,364
Deposits	7,632,334	7,139,394
Common shareholders' equity	1,192,770	1,142,380

Common Stock Performance
Market value - close	$23.41	$20.82
Common book value	18.60	17.88
Tangible common book value	13.82	13.04

Capital Ratios
Total equity/total assets	12.30%	12.36%
Common equity/total assets	12.30%	12.36%
Tangible equity/tangible assets	9.43%	9.32%
Tangible common equity/tangible assets	9.43%	9.32%
Tangible common equity/risk-weighted assets	13.51%	12.51%
Tier 1 leverage ratio	10.18%	10.07%
Tier 1 common risk-based capital ratio	13.55%	12.51%
Tier 1 risk-based capital ratio	14.46%	13.53%
Total risk-based capital ratio	16.47%	15.53%

(1) - Excludes Covered Assets (Loans and Other Real Estate)
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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,181,776	$1,138,935	$1,170,897	$1,131,189
Less: Goodwill		(291,104)	(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(15,976)	(18,596)	(15,989)	(19,038)
Total average tangible common equity		$874,696	$829,235	$863,804	$821,047

PERIOD END BALANCES
Total shareholders' equity		$1,192,770	$1,142,380
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(15,651)	(18,062)
Total tangible common equity	(a)	$886,015	$833,214

TANGIBLE ASSETS
Total assets		$9,698,451	$9,244,545
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(15,651)	(18,062)
Total tangible assets	(b)	$9,391,696	$8,935,379

Risk-weighted assets	(c)	$6,556,690	$6,658,897

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$31,602	$26,161	$55,615	$49,616
Plus: Intangible amortization net of tax		483	545	963	1,090
Net income adjusted for intangible amortization		$32,085	$26,706	$56,578	$50,706

Period end common shares outstanding	(d)	64,119,235	63,885,403

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		14.71%	12.92%	13.21%	12.45%
Tangible common equity/tangible assets	(a)/(b)	9.43%	9.32%
Tangible common equity/risk-weighted assets	(a)/(c)	13.51%	12.51%
Tangible common book value	(a)/(d)*1,000	$13.82	$13.04

		June 30,
TIER 1 COMMON RISK-BASED CAPITAL		2011	2010
Total shareholders' equity		$1,192,770	$1,142,380
Eliminate qualifying AOCI		(3,674)	(5,404)
Qualifying tier 1 capital		60,000	68,000
Disallowed goodwill		(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes		10,920	9,510
Other disallowed intangibles		(15,651)	(18,062)
Disallowed servicing intangible		(5,011)	(4,304)
Total tier 1 capital		$948,250	$901,016
Less: Qualifying tier 1 capital		(60,000)	(68,000)
Total tier 1 common capital	(e)	$888,250	$833,016

Tier 1 common risk-based capital ratio	(e)/(c)	13.55%	12.51%

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

As previously discussed, Trustmark (through TNB) acquired Heritage during the second quarter of 2011.  This acquisition resulted in additional net interest income of $1.5 million for the three and six months ended June 30, 2011, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $35.7 million and $62.0 million, respectively, which are also included in the current year balances shown in the following three paragraphs.

Net interest income-FTE for the three and six months ended June 30, 2011, decreased $411 thousand, or 0.4%, and $1.2 million, or 0.6%, respectively, when compared with the same periods in 2010.  The growth in average earning asset balances, coupled with lower funding costs, produced a relatively stable net interest income – FTE.  The net interest margin decreased 16 basis points to 4.29% for the first six months of 2011, compared with the same time period in 2010.  The decrease in net interest margin is primarily a result of a downward repricing of fixed rate assets as well as changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan balances.  The impact of this was partially offset by declines in deposit costs, mostly within certificates of deposits.

Average interest-earning assets for the first six months of 2011 were $8.519 billion, compared with $8.281 billion for the same time period in 2010, an increase of $238.0 million.   The growth in average earning assets was primarily due to an increase in average total securities of $483.9 million, or 25.8%, during the first six months of 2011.  The overall yield on securities decreased 88 basis points when compared with the same time period in 2010 due to the run-off of higher yielding securities replaced at lower yields.  The increase in securities was offset by a decrease in average total loans (including covered loans) of $242.0 million, or 3.8%, during the first six months of 2011.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending, the decision in prior years to discontinue indirect auto financing, as well as limited demand for loans.  During the first six months of 2011, interest and fees on loans-FTE decreased $9.2 million, or 5.4%, due to lower average loan balances while the yield on loans fell slightly to 5.25% compared to 5.35% during the same time period in 2010. As a result of these factors, interest income-FTE decreased $8.3 million, or 3.9%, when the first six months of 2011 is compared with the same time period in 2010. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.19% for the first six months of 2010 to 4.84% for the same time period in 2011, a decrease of 35 basis points.

Average interest-bearing liabilities for the first six months of 2011 totaled $6.616 billion compared with $6.537 billion for the same time period in 2010, a slight increase of $79.3 million, or 1.2%. During the first six months of 2011, average interest-bearing deposits increased $175.8 million, or 3.1%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $96.6 million, or 10.7%. The overall yield on interest-bearing liabilities declined 23 basis points during the first six months of 2011 when compared with the same time period in 2010, primarily due to a reduction in the costs of certificates of deposit. As a result of these factors, total interest expense for the first six months of 2011 decreased $7.2 million, or 23.7%, when compared with the same time period in 2010.

Yield/Rate Analysis Table
($ in thousands)
	Three Months Ended June 30,
	2011			2010

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$6,807	$7	0.41%	$7,478	$7	0.38%
Securities - taxable	2,216,717	20,374	3.69%	1,748,856	19,626	4.50%
Securities - nontaxable	177,268	2,115	4.79%	152,597	2,151	5.65%
Loans (including covered and loans held for sale)	6,122,090	80,202	5.25%	6,301,201	84,362	5.37%
Other earning assets	32,028	333	4.17%	38,764	366	3.79%
Total interest-earning assets	8,554,910	103,031	4.83%	8,248,896	106,512	5.18%
Cash and due from banks	216,483			207,670
Other assets	937,503			898,749
Allowance for loan losses	(94,771)			(104,814)
Total Assets	$9,614,125			$9,250,501

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,016,716	9,936	0.66%	$5,670,403	12,785	0.90%
Federal funds purchased and securities sold under repurchase agreements	396,618	216	0.22%	495,904	260	0.21%
Other borrowings	206,083	1,420	2.76%	317,391	1,597	2.02%
Total interest-bearing liabilities	6,619,417	11,572	0.70%	6,483,698	14,642	0.91%
Noninterest-bearing demand deposits	1,714,778			1,536,153
Other liabilities	98,154			91,715
Shareholders' equity	1,181,776			1,138,935
Total Liabilities and Shareholders' Equity	$9,614,125			$9,250,501

Net Interest Margin		91,459	4.29%		91,870	4.47%

Less tax equivalent adjustment		3,629			3,384

Net Interest Margin per Consolidated Statements of Income		$87,830			$88,486

Yield/Rate Analysis Table
($ in thousands)

	Six Months Ended June 30,
	2011			2010

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$7,579	$15	0.40%	$8,950	$15	0.34%
Securities - taxable	2,182,653	40,366	3.73%	1,721,134	39,361	4.61%
Securities - nontaxable	174,658	4,243	4.90%	152,260	4,331	5.74%
Loans (including covered and loans held for sale)	6,114,599	159,318	5.25%	6,356,628	168,489	5.35%
Other earning assets	39,896	665	3.36%	42,461	749	3.56%
Total interest-earning assets	8,519,385	204,607	4.84%	8,281,433	212,945	5.19%
Cash and due from banks	219,415			211,964
Other assets	918,620			904,543
Allowance for loan losses	(95,415)			(105,503)
Total Assets	$9,562,005			$9,292,437

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,808,741	19,655	0.68%	$5,632,926	26,689	0.96%
Federal funds purchased and securities sold under repurchase agreements	521,555	554	0.21%	548,075	486	0.18%
Other borrowings	285,657	2,973	2.10%	355,698	3,189	1.81%
Total interest-bearing liabilities	6,615,953	23,182	0.71%	6,536,699	30,364	0.94%
Noninterest-bearing demand deposits	1,667,926			1,535,683
Other liabilities	107,229			88,866
Shareholders' equity	1,170,897			1,131,189
Total Liabilities and Shareholders' Equity	$9,562,005			$9,292,437

Net Interest Margin		181,425	4.29%		182,581	4.45%

Less tax equivalent adjustment		7,220			6,677

Net Interest Margin per Consolidated Statements of Income		$174,205			$175,904

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for the six months of 2011 totaled $15.7 million, or 0.52% of average loans, compared with $25.5 million, or 0.81% of average loans, for the same time period in 2010.  Reduced loan provisioning during the first six months of 2011 was a result of decreased levels of criticized loans, lower net charge-offs, adequate reserves established in prior years for both new and existing impaired loans and a smaller overall loan portfolio.

Provision for Loan Losses
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Florida	$5,633	$2,432	$8,657	$7,933
Mississippi (1)	1,331	3,430	2,402	7,178
Tennessee (2)	157	3,560	1,776	4,874
Texas	995	976	2,818	5,508
Total provision for loan losses	$8,116	$10,398	$15,653	$25,493

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

See the section captioned “Loans Held for Investment and Allowance for Loan Losses, excluding Covered Loans” elsewhere in this discussion for further analysis of the provision for loan losses, which includes the table of nonperforming assets.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Total noninterest income before securities gains, net for the first six months of 2011 totaled $82.7 million, an increase of $1.7 million, or 2.0%, when compared to the same period in 2010.  The impact of the Heritage acquisition contributed approximately $7.7 million in noninterest income, which includes a bargain purchase gain of $7.5 million.  The comparative components of noninterest income for the periods ended June 30, 2011 and 2010 are shown in the accompanying table:

Noninterest Income
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Service charges on deposit accounts	$12,851	$14,220	$(1,369)	-9.6%	$24,758	$27,197	$(2,439)	-9.0%
Insurance commissions	6,862	6,884	(22)	-0.3%	13,374	13,721	(347)	-2.5%
Wealth management	5,760	5,558	202	3.6%	11,746	10,913	833	7.6%
Bank card and other fees	6,854	6,417	437	6.8%	13,329	12,297	1,032	8.4%
Mortgage banking, net	6,269	8,910	(2,641)	-29.6%	10,991	14,982	(3,991)	-26.6%
Other, net	7,785	1,103	6,682	n/m	8,547	1,982	6,565	n/m

Total Noninterest Income before securities gains, net	46,381	43,092	3,289	7.6%	82,745	81,092	1,653	2.0%
Securities gains, net	51	1,855	(1,804)	-97.3%	58	2,224	(2,166)	-97.4%
Total Noninterest Income	$46,432	$44,947	$1,485	3.3%	$82,803	$83,316	$(513)	-0.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first six months of 2011 totaled $24.8 million, a decline of $2.4 million from the same time period in 2010.  This decline was due to a reduction in NSF fees of $2.2 million and reflected the impact of the Federal Reserve Board (FRB) adopted rule (Regulation E - Electronic Fund Transfers) that went into effect during the third quarter of 2010.  Regulation E prohibits financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the customer consents to the overdraft service for those products.

Trustmark expects final guidance from the OCC in the third quarter of 2011, which will clarify their regulatory position as it pertains to overdraft programs. Trustmark expects that the impact of this guidance, which addresses several items including posting order and number of occurrences, could reduce noninterest income by an estimated $1.5 to $2.0 million for 2011, depending on when the changes are implemented during 2011.  Management is currently evaluating Trustmark’s product structure and services to offset the potential impact of these recent regulatory developments during the second half of 2011.

Insurance Commissions

Insurance commissions were $13.4 million during the first six months of 2011 compared with $13.7 million for the same time period in 2010.  The decline in insurance commissions experienced during the first six months of 2011 was primarily due to lower commission volume on commercial property and casualty policies. Insurance commission revenues continue to face pressure from falling premium prices for similar insurable risks. Furthermore, the recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, and has also forced companies to downsize or close.

Wealth Management

Wealth management income totaled $11.7 million for the first six months of 2011 compared with $10.9 million for the same time period in 2010.  Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first six months of 2011 is largely attributed to improved market conditions as well as growth in retirement planning services and brokerage activities.  At June 30, 2011 and 2010, Trustmark held assets under management and administration of $7.6 billion and $7.1 billion, respectively, and brokerage assets of $1.3 billion and $1.2 billion, respectively.

Bank Card and Other Fees

Bank card and other fees totaled $13.3 million during the first six months of 2011 compared with $12.3 million for the same time period in 2010.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increase was primarily the result of growth in fees earned on bank card products due to increased consumer utilization.

The Dodd-Frank Act amends the Electronic Fund Transfer Act to authorize the FRB to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees is effective October 1, 2011.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  Comments on the interim final rule are due by September 30, 2011.  The fraud-prevention adjustment is effective on October 1, 2011, concurrent with the debit card interchange fee limits.  The FRB will re-evaluate this adjustment in light of feedback received during the comment period.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion are exempt from the debit card interchange fee standards.  Therefore, Trustmark anticipates there would be no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to noninterest income during 2011.  However, if and when Trustmark has assets of greater than $10.0 billion, the effect of the FRB final rule could reduce noninterest income from $6.0 million to $8.0 million on an annual basis.  Management is currently evaluating Trustmark’s product structure and services to offset any potential impact of the FRB final rule, if and when Trustmark's assets exceed the $10.0 billion threshold.

Mortgage Banking, Net

Net revenues from mortgage banking were $11.0 million during the first six months of 2011 compared with $15.0 million for the same time period in 2010.  As shown in the accompanying table, net mortgage servicing income increased to $7.3 million for the first six months of 2011 compared to $6.9 million for the same time period in 2010.  Loans serviced for others totaled $4.5 billion at June 30, 2011 compared with $4.3 billion at June 30, 2010.

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

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Mortgage servicing income, net	$3,713	$3,495	$218	6.2%	$7,327	$6,944	$383	5.5%
Change in fair value-MSR from runoff	(1,455)	(1,374)	(81)	-5.9%	(2,746)	(2,544)	(202)	-7.9%
Gain on sales of loans, net	1,852	1,897	(45)	-2.4%	4,953	5,652	(699)	-12.4%
Other, net	448	1,193	(745)	-62.4%	(517)	191	(708)	n/m

Mortgage banking income before hedge ineffectiveness	4,558	5,211	(653)	-12.5%	9,017	10,243	(1,226)	-12.0%
Change in fair value-MSR from market changes	(4,931)	(8,631)	3,700	-42.9%	(4,674)	(11,698)	7,024	-60.0%
Change in fair value of derivatives	6,642	12,330	(5,688)	-46.1%	6,648	16,437	(9,789)	-59.6%
Net positive hedge ineffectiveness	1,711	3,699	(1,988)	-53.7%	1,974	4,739	(2,765)	-58.3%
Mortgage banking, net	$6,269	$8,910	$(2,641)	-29.6%	$10,991	$14,982	$(3,991)	-26.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes. The impact of this strategy resulted in a net positive ineffectiveness of $1.7 million and $3.7 million for the three months ended June 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $2.0 million and $4.7 million experienced for the six months ended June 30, 2011 and 2010, respectively.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $5.0 million during the first six months of 2011 compared with $5.7 million for the same time period in 2010.  The decline in the gain on sales of loans during the first six months of 2011 resulted from a decrease in loan sales from secondary marketing activities as well as lower profit margins.  Loan sales totaled $436.0 million during the first six months of 2011, a decrease of $26.4 million when compared with the same time period in 2010.

Other mortgage banking income, net decreased by approximately $700 thousand when comparing the six months ended June 30, 2011 with the same period in 2010 and resulted primarily from a net valuation decrease in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Other Income, Net

Other income, net for the first six months of 2011 was $8.5 million compared with $2.0 million for the same time period in 2010.  The increase of $6.6 million during the first six months of 2011 reflects a nonrecurring bargain purchase gain of $7.5 million resulting from TNB’s acquisition of Heritage during the second quarter of 2011.

Noninterest Expense

Trustmark’s noninterest expense for the first six months of 2011 increased $577 thousand, or 0.4%, when compared with the same time period in 2010.  The increase during the first six months of 2011 was primarily attributable to growth in salaries and benefits, equipment expenses and loan expenses.  Noninterest expense incurred by Heritage is included in Trustmark’s noninterest expense and totaled $846 thousand for the second quarter of 2011.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for the periods ended June 30, 2011 and 2010 are shown in the accompanying table:

Noninterest Expense
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Salaries and employee benefits	$44,203	$43,282	$921	2.1%	$88,239	$86,136	$2,103	2.4%
Services and fees	10,780	10,523	257	2.4%	21,050	20,778	272	1.3%
ORE/Foreclosure expense:
Writedowns	4,389	7,521	(3,132)	-41.6%	6,392	7,941	(1,549)	-19.5%
Carrying costs	315	1,757	(1,442)	-82.1%	1,525	4,398	(2,873)	-65.3%
Total ORE/Foreclosure expense	4,704	9,278	(4,574)	-49.3%	7,917	12,339	(4,422)	-35.8%
Net occupancy-premises	5,050	4,917	133	2.7%	10,123	9,951	172	1.7%
Equipment expense	4,856	4,247	609	14.3%	10,000	8,550	1,450	17.0%
FDIC assessment expense	1,938	3,035	(1,097)	-36.1%	4,688	6,182	(1,494)	-24.2%
Other expense	9,817	9,146	671	7.3%	19,349	16,853	2,496	14.8%
Total noninterest expense	$81,348	$84,428	$(3,080)	-3.6%	$161,366	$160,789	$577	0.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $88.2 million for the first six months of 2011 compared with $86.1 million for the same time period in 2010.  This increase primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance, higher costs for employee retirement programs as well as $513 thousand in additional salaries and employee benefits resulting from the Heritage acquisition.

Equipment Expense

Equipment expense for the first six months of 2011 increased $1.5 million when compared to the same time period in 2010.  This was due to enhanced disaster recovery capabilities as well as nonroutine implementation costs related to improvements to Trustmark’s data communications network.

FDIC Assessment Expense

During the first six months of 2011, FDIC insurance expense decreased $1.5 million, or 24.2% when compared with the same time period in 2010 and resulted from the implementation of the FDIC’s revised deposit insurance assessment methodology implemented during the second quarter of 2011.  As required by the Dodd-Frank Act, on April 1, 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at June 30, 2011, Trustmark benefitted from the change in the assessment methodology as the FDIC assessment expense dropped approximately $812 thousand, or 29.5%, when compared to the first quarter of 2011. Should Trustmark qualify as a large institution, generally, one with at least $10.0 billion in assets, Management estimates the change in the assessment methodology would have an immaterial impact to Trustmark’s results of operations.

Other Expense

During the first six months of 2011, other expenses increased $2.5 million, or 14.8%, compared to the same time period in 2010. The growth in other expenses during the first six months of 2011 was primarily due to an increase in loan expenses that resulted from higher mortgage foreclosure expenses.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2011 were $1.1 million compared to $620 thousand during the same time period in 2010.  Trustmark operates a conservative, full service mortgage banking business and is confident in its mortgage foreclosure processes.  Trustmark has not engaged in "robo-signing" and has not participated in private label securitizations, both of which have been a cause of concern in the mortgage industry.  Trustmark works diligently to keep borrowers in their homes, resorting to foreclosure only as a last option.

Segment Information

Results of Segment Operations

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides Trustmark’s customers with reliable guidance and sound, practical advice for accumulating, preserving and transferring wealth.  Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  For financial information by reportable segment, please see Note 17 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the six months ended June 30, 2011 and 2010.

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

TNB’s acquisition of Heritage contributed approximately $1.5 million to net interest income, $7.7 million to noninterest income (primarily from bargain purchase gain of $7.5 million) and $846 thousand to noninterest expense of the General Banking Division during the second quarter of 2011, which are also included in the current year balances shown in the following three paragraphs.

Net interest income for the six months ended June 30, 2011 decreased $1.7 million when compared with the same time period in 2010.  The growth in average earning asset balances, coupled with lower funding costs, produced a relatively stable net interest income.  The provision for loan losses for the six months ended June 30, 2011 totaled $15.6 million compared to $25.5 million for the same period in 2010, a decrease of $9.9 million, or 38.6%.  For more information on this change, please see the analysis of the Provision for Loan Losses located elsewhere in this document.

Noninterest income for the General Banking Division decreased $907 thousand during the first six months of 2011 compared to the same time period in 2010.  Noninterest income for the General Banking Division represents 25.1% of total revenues for the first six months of 2011 as opposed to 25.2% for the same time period in 2010 and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division decreased $136 thousand during the first six months of 2011 when compared with the same time period in 2010.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

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

During the first six months of 2011, net income for the Wealth Management Division decreased $175 thousand, or 8.3%, when compared to the same time period in 2010.  Noninterest income increased $807 thousand when the first six months of 2011 are compared to the same time period in 2010.  The increase was due to a growth in revenue for investment management, trust and brokerage services.  The increase in noninterest income was mostly offset by increased litigation expenses of $740 thousand in the first six months of 2011.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  Prior to July 30, 2010, TNB provided these services through The Bottrell Insurance Agency, Inc. (Bottrell), based in Jackson, Mississippi, and Fisher-Brown, Incorporated (Fisher-Brown), headquartered in Pensacola, Florida.  Effective July 30, 2010, Fisher-Brown was merged into Bottrell to create a newly formed entity named Fisher Brown Bottrell Insurance, Inc. (FBBI), a Mississippi corporation and subsidiary of Trustmark National Bank.  FBBI will maintain the trade names of Bottrell and Fisher-Brown and will offer services through divisions under these respective names.  Financial results of FBBI will be reported as the combined results of the prior subsidiaries.

During the first six months of 2011, net income for the Insurance Division remained relatively flat when compared to the same time period in 2010.  Noninterest income decreased $413 thousand when the first six months of 2011 are compared to the same time period in 2010. The decrease was primarily due to lower commission volume on commercial property and casualty policies.  This decline was mostly offset by a reduction in salaries and benefits of $306 thousand for the first six months of 2011 when compared to the same time period in 2010.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

During the first six months of 2011, continued soft business conditions persisted in the markets served by FBBI.  Consistent with prior quarters, Trustmark performed an impairment analysis of the book value of capital held in the Insurance Division.  Using recent observations of acquisition deal multiples, Trustmark’s latest analysis indicated that current fair value is 104.8% of book value at June 30, 2011, compared to 103.7% at March 31, 2011, 104.9% at December 31, 2010 and 104.6% reported at September 30, 2010.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability in slowing the declining revenue trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships, and seeking new business in other markets.  FBBI is actively pursuing new business in the Houston market, utilizing Trustmark branch relationships for sources of referrals.

Income Taxes

For the six months ended June 30, 2011, Trustmark’s combined effective tax rate was 30.5% compared to 32.0% for the same time period in 2010.  The decrease in Trustmark's effective tax rate is mainly due to immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Earning assets totaled $8.646 billion, or 89.2% of total assets, at June 30, 2011, compared with $8.595 billion, or 90.0% of total assets, at December 31, 2010, an increase of $51.3 million, or 0.6%.

Securities

When compared with December 31, 2010, total investment securities increased by $168.9 million during the first six months of 2011.  This increase resulted primarily from purchases of Agency guaranteed securities offset by maturities and paydowns.  During the first six months of 2011, Trustmark sold approximately $23.0 million in securities, generating a gain of $58 thousand, compared with $65.1 million sold during the same time period in 2010, which generated a gain of $2.2 million.

The securities portfolio is one of many tools Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering duration, composition, as well as balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of the portfolio at relatively low levels.  The weighted-average life of the portfolio increased to 4.14 years at June 30, 2011 compared to 3.98 years at December 31, 2010 due to additions of new securities most of which were purchased for the purpose of reinvesting portfolio maturities and paydowns.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  At June 30, 2011, AFS securities totaled $2.399 billion, which represented 96.5% of the securities portfolio, compared to $2.177 billion, or 93.9%, at December 31, 2010.  At June 30, 2011, unrealized gains, net on AFS securities totaled $56.2 million compared with unrealized gains, net of $34.2 million at December 31, 2010.  At June 30, 2011, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, and U.S. Government agency obligations.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2011, HTM securities totaled $87.9 million and represented 3.5% of the total portfolio, compared with $140.8 million, or 6.1%, at December 31, 2010.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 91% of the portfolio in U.S. Government agency-backed obligations and other AAA rated securities.  None of the securities owned by Trustmark are collateralized by assets, which are considered sub-prime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Federal Reserve Bank and Depository Trust and Clearing Corporation, Trustmark does not hold any equity investment in government sponsored entities.

As of June 30, 2011, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies, which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at June 30, 2011:

Securities Portfolio by Credit Rating (1)
($ in thousands)
	June 30, 2011
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$2,162,436	92.3%	$2,213,004	92.2%
Aa1 to Aa3	105,516	4.5%	108,055	4.5%
A1 to A3	15,287	0.7%	15,798	0.7%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	59,614	2.5%	62,185	2.6%
Total securities available for sale	$2,342,853	100.0%	$2,399,042	100.0%

Securities Held to Maturity
AAA	$41,147	46.8%	$42,051	45.6%
Aa1 to Aa3	26,122	29.7%	28,642	31.1%
A1 to A3	3,320	3.8%	3,436	3.7%
Baa1 to Baa3	534	0.6%	551	0.6%
Not Rated (2)	16,800	19.1%	17,469	19.0%
Total securities held to maturity	$87,923	100.0%	$92,149	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2011, approximately 92.2% of the available for sale securities are rated AAA and the same is true with respect to 46.8% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At June 30, 2011, loans held for sale totaled $123.2 million, consisting of $83.8 million of residential real estate mortgage loans in the process of being sold to third parties and $39.4 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2010, loans held for sale totaled $153.0 million, consisting of $123.3 million in residential real estate mortgage loans in the process of being sold to third parties and $29.7 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased $53.9 million of GNMA serviced loans, which were subsequently sold to a third party principally at par.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark benefited from this transaction by reducing the amount of delinquent loans serviced for GNMA as well as improving Trustmark’s servicer rating.  The effect of this transaction did not have a material impact on Trustmark’s results of operations.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2011.

Loans Held for Investment (LHFI) and Allowance for Loan Losses, excluding Covered Loans

LHFI, excluding Covered Loans

Loans held for investment, excluding covered loans, at June 30, 2011 totaled $5.906 billion compared to $6.060 billion at December 31, 2010, a decrease of $153.9 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and the decision in prior years to discontinue indirect consumer auto loan financing.  In addition, current economic conditions have also reduced demand for credit.

The $72.4 million decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Texas and Florida markets of approximately $51.2 million since December 31, 2010.  The consumer loan portfolio decrease of $70.1 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at June 30, 2011 was $134.0 million compared with $201.1 million at December 31, 2010.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

LHFI by Type (excluding covered loans)
($ in thousands)
	June 30,	December 31,
	2011	2010
Real estate loans:
Construction, land development and other land loans	$510,867	$583,316
Secured by 1- 4 family residential properties	1,737,744	1,732,056
Secured by nonfarm, nonresidential properties	1,457,328	1,498,108
Other real estate secured	208,797	231,963
Commercial and industrial loans	1,082,127	1,068,369
Consumer loans	332,032	402,165
Other loans	577,421	544,265
LHFI, excluding covered loans	5,906,316	6,060,242
Less allowance for loan losses	86,846	93,510
Net LHFI, excluding covered loans	$5,819,470	$5,966,732

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

The loans held for investment composition by region at June 30, 2011 is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	June 30, 2011
LHFI Composition by Region (1)	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$510,867	$111,131	$231,554	$37,108	$131,074
Secured by 1-4 family residential properties	1,737,744	65,532	1,490,992	147,741	33,479
Secured by nonfarm, nonresidential properties	1,457,328	174,655	788,059	171,487	323,127
Other	208,797	12,852	151,643	8,006	36,296
Commercial and industrial loans	1,082,127	14,267	769,923	82,891	215,046
Consumer loans	332,032	1,256	301,941	23,180	5,655
Other loans	577,421	27,471	492,889	21,311	35,750
Loans	$5,906,316	$407,164	$4,227,001	$491,724	$780,427

Construction, Land Development and Other Land Loans by Region (1)
Lots	$77,159	$42,990	$22,196	$2,040	$9,933
Development	129,723	13,086	56,574	5,061	55,002
Unimproved land	193,351	49,910	85,466	23,643	34,332
1-4 family construction	77,860	1,130	55,404	3,998	17,328
Other construction	32,774	4,015	11,914	2,366	14,479
Construction, land development and other land loans	$510,867	$111,131	$231,554	$37,108	$131,074

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$169,713	$50,707	$65,546	$23,698	$29,762
Office	150,980	43,528	77,992	11,694	17,766
Nursing homes/assisted living	128,644	-	118,864	4,405	5,375
Hotel/motel	78,530	11,001	29,059	10,908	27,562
Industrial	31,210	9,286	4,828	1,209	15,887
Health care	13,312	-	12,204	53	1,055
Convenience stores	10,045	205	5,056	2,388	2,396
Other	156,833	14,394	66,564	9,946	65,929
Total income producing loans	739,267	129,121	380,113	64,301	165,732

Owner-occupied:
Office	115,345	16,995	63,196	10,237	24,917
Churches	91,345	2,127	51,993	32,232	4,993
Industrial warehouses	92,353	2,391	53,837	511	35,614
Health care	85,854	10,862	53,484	14,190	7,318
Convenience stores	67,574	1,256	38,714	2,767	24,837
Retail	35,119	4,081	21,753	2,553	6,732
Restaurants	30,976	757	22,858	5,634	1,727
Auto dealerships	19,573	586	14,840	1,467	2,680
Other	179,922	6,479	87,271	37,595	48,577
Total owner-occupied loans	718,061	45,534	407,946	107,186	157,395

Loans secured by nonfarm, nonresidential properties	$1,457,328	$174,655	$788,059	$171,487	$323,127

(1) Excludes covered loans.

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At June 30, 2011, Trustmark held “alt A” mortgages with an aggregate principal balance of $3.7 million (0.10% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

The quantitative factors utilized in determining the required reserve are intended to reflect a three-year average by loan type within each key market region.  Because of the severe economic environment at the time, starting in 2009, Management determined to alter the methodology of calculating historical loss to use data from the single year for 2008 as the historical loss factor for 2009, and use the average historical loss for 2008 and 2009 for 2010. At March 31, 2011, Trustmark began using trailing three-year data for its commercial loan book unless subsequent market factors suggest that a different method is called for. The qualitative factors utilize eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.

At June 30, 2011, the allowance for loan losses was $86.8 million, a decrease of $6.7 million when compared with December 31, 2010.  Total allowance coverage of nonperforming loans, excluding impaired loans with no specific reserves, at June 30, 2011, was 182.0%, compared to 188.1% at December 31, 2010.  Allocation of Trustmark’s $86.8 million allowance for loan losses represented 1.84% of commercial loans and 0.76% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.47% as of June 30, 2011.  This compares with an allowance to total loans of 1.54% at December 31, 2010, which was allocated to commercial loans at 1.94% and to consumer and mortgage loans at 0.78%.

Net charge-offs for the first six months of 2011 totaled $22.3 million, or 0.74% of average loans, compared to $28.5 million, or 0.90% of average loans, during the same time period in 2010.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs for Florida shown in the table below exceeded their provision for the first six months of 2011 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Florida	$7,880	$5,880	$13,358	$14,869
Mississippi (1)	3,401	3,885	3,811	10,662
Tennessee (2)	324	1,031	1,303	1,457
Texas	3,063	589	3,845	1,511
Total net charge-offs	$14,668	$11,385	$22,317	$28,499

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

Nonperforming Assets, excluding Covered Assets (Loans and Other Real Estate)

Nonperforming assets totaled $211.0 million at June 30, 2011, a decrease of $18.6 million relative to December 31, 2010.  Collectively, total nonperforming assets to total loans and other real estate at June 30, 2011 was 3.45% compared to 3.64% at December 31, 2010.  During the first six months of 2011, nonperforming loans decreased $21.9 million, or 15.3%, relative to December 31, 2010 to total $121.0 million, or 2.01% of total LHFI, marking five consecutive quarters of improvement.  Foreclosed real estate increased $3.3 million from the prior quarter to total $90.0 million.

Nonperforming Assets (1)
($ in thousands)
	June 30, 2011	December 31,2010
Nonaccrual loans
Florida	$30,752	$53,773
Mississippi (2)	47,802	39,803
Tennessee (3)	17,564	14,703
Texas	24,900	34,644
Total nonaccrual loans	121,018	142,923
Other real estate
Florida	33,823	32,370
Mississippi (2)	22,921	24,181
Tennessee (3)	15,760	16,407
Texas	17,495	13,746
Total other real estate	89,999	86,704
Total nonperforming assets	$211,017	$229,627

Nonperforming assets/total loans (including loans held for sale) and ORE	3.45%	3.64%

Loans Past Due 90 days or more and still Accruing
Loans held for investment	$6,993	$3,608

Serviced GNMA loans eligible for repurchase (no obligation to repurchase)	$24,708	$15,777

(1) - Excludes Covered Assets (Loans and Other Real Estate)
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

See the previous discussion of Loans Held for Sale for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

The following table illustrates nonaccrual loans, excluding covered loans, by loan type for the periods presented:

Nonaccrual Loans by Loan Type (1)
($ in thousands)
	June 30, 2011	December 31, 2010
Construction, land development and other land loans	$46,057	$57,831
Secured by 1-4 family residential properties	23,604	30,313
Secured by nonfarm, nonresidential properties	29,055	29,013
Other loans secured by real estate	5,120	6,154
Commercial and industrial	15,180	16,107
Consumer loans	997	2,112
Other loans	1,005	1,393
Total Nonaccrual Loans by Type	$121,018	$142,923

(1) - Excludes Covered Loans

Florida Credit Quality
 ($ in thousands)

	June 30, 2011
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$42,990	$15,318	$2,394	$9,080	$1,833	$2,011
Development	13,086	3,315	-	1,747	84	1,484
Unimproved land	49,910	29,629	20,209	2,649	648	6,123
1-4 family construction	1,130	-	-	-	-	-
Other construction	4,015	295	-	295	-	-
Construction, land development and other land loans	111,131	48,557	22,603	13,771	2,565	9,618
Commercial, commercial real estate and consumer	296,033	58,431	7,276	32,586	4,666	13,903

Total Florida loans	$407,164	$106,988	$29,879	$46,357	$7,231	$23,521

Florida Loan Loss Reserves by Loan Type	Total Loans	Loan Loss Reserves	Loan Loss Reserve % of Total Loans
Construction, land development and other land loans:
Lots	$42,990	$4,319	10.05%
Development	13,086	1,828	13.97%
Unimproved land	49,910	5,951	11.92%
1-4 family construction	1,130	18	1.59%
Other construction	4,015	282	7.02%
Construction, land development and other land loans	111,131	12,398	11.16%
Commercial, commercial real estate and consumer	296,033	6,561	2.22%

Total Florida loans	$407,164	$18,959	4.66%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Trustmark has made significant progress in the resolution of its construction and land development portfolio in Florida.  During the last 12 months, this portfolio was reduced by 36.1% to total $111.1 million.  At June 30, 2011, the associated reserve for loan losses on this portfolio totaled $12.4 million, or 11.2%.  Trustmark remains focused on managing credit risks resulting from current economic and real estate market conditions.

As seen in the table above, at June 30, 2011, approximately $26.0 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $9.6 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented:

Other Real Estate by Property Type (1)
($ in thousands)

	June 30, 2011	December 31, 2010
Construction, land development and other land loans	$62,697	$61,963
1-4 family residential properties	13,840	13,509
Nonfarm, nonresidential properties	12,436	9,820
Other real estate loans	1,026	1,412
Total other real estate	$89,999	$86,704

The following table illustrates writedowns of other real estate, excluding covered other real estate, by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Florida	$2,464	$5,487	$3,054	$5,811
Mississippi (2)	1,434	1,296	2,488	1,358
Tennessee (3)	160	641	449	675
Texas	331	97	401	97
Total writedowns of other real estate	$4,389	$7,521	$6,392	$7,941

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Region
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Covered Loans

On April 15, 2011, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and essentially all of the assets of Heritage.  Loans comprise the majority of the assets acquired and all but $9.6 million are subject to loss share agreements with the FDIC whereby TNB is indemnified against a portion of the losses on covered loans and covered other real estate. The loans acquired from Heritage that are covered by loss share agreements are presented as covered loans in the accompanying consolidated financial statements.

Trustmark will account for loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” when acquired loans are deemed to be impaired.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 will be referred to in this section as "acquired impaired loans." Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements. Trustmark acquired $3.9 million of revolving credit agreements, at fair value, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such revolving covered loans in accordance with accounting requirements for purchased nonimpaired loans.

The following table presents covered loans acquired as of the date of the Heritage acquisition and activity within covered loans during the second quarter of 2011 ($ in thousands):

Covered loans acquired at fair value	$97,770
Accretion to interest income	1,515
Payments received	(11,043)
Other activity, net	316
Carrying value at June 30, 2011	$88,558

At June 30, 2011, covered loans, which are substantially all located in Mississippi, consisted of the following ($ in thousands):

Loans secured by real estate:
Construction, land development and other land loans	$8,477
Secured by 1-4 family residential properties	32,124
Secured by nonfarm, nonresidential properties	35,846
Other	5,363
Commercial and industrial loans	5,570
Consumer loans	163
Other loans	1,015
Covered loans	$88,558

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition, such as Heritage, that is subject to a FDIC loss-share agreement is referred to as covered other real estate and reported separately in Trustmark’s consolidated balance sheets. Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value, less selling costs.

Covered other real estate was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to noninterest expense, and will be mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

As of the date of the Heritage acquisition and at June 30, 2011, covered other real estate consisted of the following types of properties ($ in thousands):

Construction, land development and other land properties	$1,610
1-4 family residential properties	1,119
Nonfarm, nonresidential properties	4,548
Other real estate properties	208
Total covered other real estate	$7,485

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows Trustmark expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

The following table presents the FDIC indemnification asset acquired as of the date of the Heritage acquisition and activity within the FDIC indemnification asset during the second quarter of 2011 ($ in thousands):

Indemnification asset at acquisition date	$33,333
Accretion income	(6)
Carrying value at June 30, 2011	$33,327

Pursuant to the clawback provisions of the Heritage loss share agreement, Trustmark may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the agreement.  To the extent that actual losses on covered loans and covered other real estate are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will increase. To the extent that actual losses on covered loans and covered other real estate are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will decrease.  At June 30, 2011, Trustmark had no clawback payable to the FDIC.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $4.6 million at June 30, 2011, a decrease of $7.2 million when compared with December 31, 2010.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.632 billion at June 30, 2011, compared with $7.045 billion at December 31, 2010, an increase of $587.8 million, or 8.3%.  Growth in deposits is a combination of increases in both noninterest-bearing and interest-bearing deposits of $170.3 million and $417.5 million, respectively.  Noninterest-bearing deposits increased mostly due to general fluctuations within business Demand Deposit Account (DDA) and Trust Account balances, while the Heritage acquisition contributed a modest $19.7 million.  The increase in interest-bearing deposits resulted primarily from growth in public entity and money market account balances as well as $170 million from the Heritage acquisition.  Partially offsetting the increase was a decrease in certificate of deposit account balances of $160 million as Trustmark continues its efforts to reduce high-cost deposit balances.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances, and the treasury tax and loan note option account.  Short-term borrowings totaled $629.8 million at June 30, 2011, a decrease of $495.6 million, when compared with $1.125 billion at December 31, 2010.  This decrease resulted primarily from declines of $160.4 million in federal funds purchased and securities sold under repurchase agreements and $346.0 million in short-term FHLB advances as funding pressures lessened due to strong deposit growth as well as a modest decline in total assets.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2011 and 2010, Trustmark had commitments to extend credit of $1.6 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At June 30, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $170.9 million and $189.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At June 30, 2011, Trustmark’s total shareholders’ equity was $1.193 billion, an increase of $43.3 million from its level at December 31, 2010.  During the first six months of 2011, shareholders’ equity increased primarily as a result of net income of $55.6 million and was offset by common stock dividends of $29.7 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of June 30, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2011, which Management believes have affected TNB’s present classification.

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

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,080,092	16.47%	$524,535	8.00%	n/a	n/a
Trustmark National Bank	1,042,010	16.09%	518,140	8.00%	$647,675	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$948,250	14.46%	$262,268	4.00%	n/a	n/a
Trustmark National Bank	912,559	14.09%	259,070	4.00%	$388,605	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$948,250	10.18%	$279,398	3.00%	n/a	n/a
Trustmark National Bank	912,559	9.92%	275,914	3.00%	$459,857	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2011 and 2010 were $0.46.  Trustmark’s indicated dividend for 2011 is $0.92 per common share, which is the same as dividends per common share in 2010.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during the first six months of 2011 and currently has no authorization from the Board of Directors to repurchase its common stock.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.477 billion for the first six months of 2011 and represented approximately 78.2% of average liabilities and shareholders’ equity when compared to average deposits of $7.169 billion, which represented 77.1% of average liabilities and shareholders’ equity for the same time period in 2010.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2011, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $114.9 million compared to $147.9 million at December 31, 2010.  At June 30, 2011, Trustmark had $49.7 million in term fixed-rate brokered CDs outstanding, compared with no outstanding brokered CDs at December 31, 2010.  The addition of brokered CDs during the first quarter was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.

At June 30, 2011, Trustmark had $245.0 million of upstream Federal funds purchased, compared to $415.0 million at December 31, 2010.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $6.8 million in advances at June 30, 2011, compared with $350 million in advances at December 31, 2010.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.857 billion at June 30, 2011.

Additionally, during 2011, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2011, Trustmark had approximately $210.0 million available in repurchase agreement capacity compared to $497.4 million at December 31, 2010.

Another borrowing source is the Discount Window.  At June 30, 2011, Trustmark had approximately $834.5 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $845.5 million at December 31, 2010.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At June 30, 2011, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, currently qualify as Tier 2 capital for both TNB and Trustmark.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At June 30, 2011, Trustmark had $105.9 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2011, Trustmark has no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $235.1 million at June 30, 2011, with a negative valuation adjustment of $288 thousand, compared to $230.9 million, with a positive valuation adjustment of $3.5 million as of December 31, 2010.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $1.7 million and $3.7 million for the three months ended June 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $2.0 million and $4.7 million experienced for the six months ended June 30, 2011 and 2010, respectively.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in current period earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of June 30, 2011, Trustmark had three pair of mirror-image interest rate swaps with an aggregate notional amount of $32.0 million related to this program. The fair value of these derivatives is immaterial at June 30, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2011, the termination value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $382 thousand.  As of June 30, 2011, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

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

Based on the results of the simulation models using static balances at June 30, 2011, it is estimated that net interest income may decrease 2.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period.  At June 30, 2010, it was estimated that net interest income may decrease 2.2% in the same one-year, shocked, up 200 basis point rate shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at June 30, 2011, it is estimated that net interest income may decrease by 3.6% compared to a 2.3% decrease at June 30, 2010.  At June 30, 2011 and 2010, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at June 30, 2011 and 2010:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2011	2010
Change in Interest Rates
+200 basis points	-2.2%	-2.2%
+100 basis points	-1.2%	-1.7%
-100 basis points	-3.6%	-2.3%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows. The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments. As of June 30, 2011, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 0.6% compared to an increase of 1.2% from one year ago. The slight decrease in sensitivity is primarily attributed to slower prepayment activity associated with mortgage related assets. An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 6.0% compared to a decline of 4.5% from one year ago. The slight increase in sensitivity is primarily attributed to increased prepayment activity associated with mortgage related assets reinvested at lower interest rates. The following table summarizes the effect that various rate shifts would have on net portfolio value at June 30, 2011 and 2010:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2011	2010
Change in Interest Rates
+200 basis points	0.6%	1.2%
+100 basis points	1.7%	1.9%
-100 basis points	-6.0%	-4.5%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively.  Early adoption is permitted.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a public entity.  For Trustmark, the impact of the ASU is a change in presentation only and will have no impact on Trustmark’s consolidated financial statements.

ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how fair value measurement guidance is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011, for public entities and is not expected to have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-03, “Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.” The ASU eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement. This requirement was one of the criteria that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of ASU 2011-03 is not expected to have a significant impact on Trustmark’s consolidated financial statements.

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

 For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  The adoption of ASU 2011-02 is not expected have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”   In December 2010, the FASB issued ASU 2010-28 which modifies Step 1 of the goodwill impairment test under FASB ASC Topic 350, “Intangibles - Goodwill and Other,” for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. The ASU allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. ASU 2010-28 became effective for Trustmark’s financial statements on January 1, 2011 and the adoption did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, which is discussed above.  ASU 2010-20 became effective for Trustmark’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for Trustmark’s financial statements beginning on January 1, 2011.  The required disclosures are reported in Note 4 – Loans Held for Investment and Allowance for Loan Losses, excluding Covered Loans.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective for Trustmark’s financial statements on January 1, 2011 and is reported in Note 15 – Fair Value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the second quarter of 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-aa	Form of Time-Based Restricted Stock Agreement for Director (under the 2005 Stock and Incentive Compensation Plan.)
31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	August 8, 2011	DATE:	August 8, 2011