Form 10-Q
period 2011-09-30
TRUSTMARK CORP
filed 2011-11-08
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, there were 64,119,235 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks (noninterest-bearing)	$245,132	$161,544
Federal funds sold and securities purchased under reverse repurchase agreements	8,810	11,773
Securities available for sale (at fair value)	2,476,905	2,177,249
Securities held to maturity (fair value: $76,007-2011; $145,143-2010)	71,046	140,847
Loans held for sale (LHFS)	210,269	153,044
Loans held for investment (LHFI), excluding covered loans	5,783,712	6,060,242
Less allowance for loan losses	89,463	93,510
Net LHFI, excluding covered loans	5,694,249	5,966,732
Covered loans	79,064	-
Net LHFI and covered loans	5,773,313	5,966,732
Premises and equipment, net	141,639	142,289
Mortgage servicing rights	43,659	51,151
Goodwill	291,104	291,104
Identifiable intangible assets	14,861	16,306
Other real estate, excluding covered other real estate	89,597	86,704
Covered other real estate	7,197	-
FDIC indemnification asset	33,436	-
Other assets	298,953	355,159
Total Assets	$9,705,921	$9,553,902

Liabilities
Deposits:
Noninterest-bearing	$1,871,040	$1,636,625
Interest-bearing	5,698,684	5,407,942
Total deposits	7,569,724	7,044,567
Federal funds purchased and securities sold under repurchase agreements	576,672	700,138
Short-term borrowings	98,887	425,343
Long-term FHLB advances	741	-
Subordinated notes	49,831	49,806
Junior subordinated debt securities	61,856	61,856
Other liabilities	126,604	122,708
Total Liabilities	8,484,315	8,404,418

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 64,119,235 shares - 2011; 63,917,591 shares - 2010	13,359	13,318
Capital surplus	264,750	256,675
Retained earnings	923,891	890,917
Accumulated other comprehensive income (loss), net of tax	19,606	(11,426)
Total Shareholders' Equity	1,221,606	1,149,484
Total Liabilities and Shareholders' Equity	$9,705,921	$9,553,902

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$76,343	$80,767	$229,926	$244,095
Interest on securities:
Taxable	18,115	18,641	58,481	58,002
Tax exempt	1,401	1,352	4,159	4,167
Interest on federal funds sold and securities purchased under reverse repurchase agreements	5	9	20	24
Other interest income	329	332	994	1,081
Total Interest Income	96,193	101,101	293,580	307,369

Interest Expense
Interest on deposits	9,455	11,609	29,110	38,298
Interest on federal funds purchased and securities sold under repurchase agreements	216	294	770	780
Other interest expense	842	1,631	3,815	4,820
Total Interest Expense	10,513	13,534	33,695	43,898
Net Interest Income	85,680	87,567	259,885	263,471
Provision for loan losses	7,978	12,259	23,631	37,752

Net Interest Income After Provision for Loan Losses	77,702	75,308	236,254	225,719

Noninterest Income
Service charges on deposit accounts	13,680	14,493	38,438	41,690
Insurance commissions	7,516	7,746	20,890	21,467
Wealth management	5,993	5,199	17,739	16,112
Bank card and other fees	7,033	6,235	20,362	18,532
Mortgage banking, net	9,783	9,861	20,774	24,843
Other, net	234	441	8,781	2,423
Securities gains, net	33	4	91	2,228
Total Noninterest Income	44,272	43,979	127,075	127,295

Noninterest Expense
Salaries and employee benefits	44,701	44,034	132,940	130,170
Services and fees	11,485	10,709	32,535	31,487
Net occupancy - premises	5,093	4,961	15,216	14,912
Equipment expense	5,038	4,356	15,038	12,906
FDIC assessment expense	1,812	3,037	6,500	9,219
ORE/Foreclosure expense	5,616	8,728	13,533	21,067
Other expense	11,736	8,598	31,085	25,451
Total Noninterest Expense	85,481	84,423	246,847	245,212
Income Before Income Taxes	36,493	34,864	116,482	107,802
Income taxes	9,525	9,004	33,899	32,326
Net Income	$26,968	$25,860	$82,583	$75,476

Earnings Per Common Share
Basic	$0.42	$0.40	$1.29	$1.18

Diluted	$0.42	$0.40	$1.29	$1.18

Dividends Per Common Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2011	2010
Balance, January 1,	$1,149,484	$1,110,060
Net income per consolidated statements of income	82,583	75,476
Other comprehensive income:
Net change in fair value of securities available for sale	28,779	9,561
Net change in defined benefit plans	2,253	1,711
Comprehensive income	113,615	86,748
Common stock dividends paid	(44,614)	(44,473)
Common stock issued-net, long-term incentive plans:
Stock options	1,507	2,480
Restricted stock	(1,867)	(1,008)
Excess tax benefit from stock-based compensation arrangements	553	1,357
Compensation expense, long-term incentive plans	2,928	3,688
Other	-	(60)
Balance, September 30,	$1,221,606	$1,158,792

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$82,583	$75,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23,631	37,752
Depreciation and amortization	18,523	18,626
Net amortization of securities	6,092	2,087
Securities gains, net	(91)	(2,228)
Gains on sales of loans, net	(7,320)	(9,562)
Decrease in FDIC indemnification asset	117	-
Bargain purchase gain on acquisition	(7,456)	-
Deferred income tax benefit	(6,735)	(11,460)
Proceeds from sales of loans held for sale	664,099	792,321
Purchases and originations of loans held for sale	(692,958)	(810,356)
Originations and sales of mortgage servicing rights, net	(9,581)	(11,071)
Net decrease in other assets	40,930	23,720
Net decrease in other liabilities	(3,898)	(11,163)
Other operating activities, net	25,278	32,878
Net cash provided by operating activities	133,214	127,020

Investing Activities
Proceeds from calls and maturities of securities held to maturity	69,874	64,208
Proceeds from calls and maturities of securities available for sale	482,918	405,974
Proceeds from sales of securities available for sale	22,996	65,074
Purchases of securities available for sale	(747,383)	(688,766)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	3,963	(281)
Net decrease in loans	227,687	222,924
Purchases of premises and equipment	(8,393)	(4,924)
Proceeds from sales of premises and equipment	536	22
Proceeds from sales of other real estate	36,277	40,921
Net cash received in business combination	78,896	-
Net cash provided by investing activities	167,371	105,152

Financing Activities
Net increase (decrease) in deposits	320,808	(163,129)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(123,466)	(19,967)
Net decrease in short-term borrowings	(369,765)	(24,815)
Payments from calls of long-term FHLB advances	(153)	-
Common stock dividends	(44,614)	(44,473)
Common stock issued-net, long-term incentive plans	(360)	1,472
Excess tax benefit from stock-based compensation arrangements	553	1,357
Net cash used in financing activities	(216,997)	(249,555)

Increase (decrease) in cash and cash equivalents	83,588	(17,383)
Cash and cash equivalents at beginning of period	161,544	213,519
Cash and cash equivalents at end of period	$245,132	$196,136

See notes to consolidated financial statements

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

Pursuant to the clawback provisions of the Heritage loss share agreement, Trustmark may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the agreement.  To the extent that actual losses on covered loans and covered other real estate are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will increase. To the extent that actual losses on covered loans and covered other real estate are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will decrease.  At September 30, 2011, Trustmark had no clawback payable to the FDIC.

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

The bargain purchase gain represents the net of the estimated fair value of the assets acquired and liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. The pretax gain of $7.5 million recognized by Trustmark is considered a bargain purchase transaction under FASB ASC Topic 805, “Business Combinations.” The gain was recognized as other noninterest income in Trustmark’s consolidated statements of income for the nine months ended September 30, 2011.

The operations of Heritage are included in Trustmark’s operating results from April 15, 2011, and added revenue of $11.1 million and net income available to common shareholders of $5.9 million through September 30, 2011.  Such operating results are not necessarily indicative of future operating results.  Trustmark believes that given the nature of the assets and liabilities assumed, the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Heritage are not meaningful to Trustmark’s results of operations and thus no pro forma information is presented.

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$5	$-	$-	$5	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	61,599	309	(38)	61,870	-	-	-	-
Obligations of states and political subdivisions	198,860	8,962	(41)	207,781	43,246	4,097	(4)	47,339
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	13,650	987	-	14,637	5,291	353	-	5,644
Issued by FNMA and FHLMC	392,598	7,991	-	400,589	753	34	-	787
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,524,422	55,276	-	1,579,698	19,534	307	-	19,841
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	204,990	7,335	-	212,325	2,222	174	-	2,396
Total	$2,396,124	$80,860	$(79)	$2,476,905	$71,046	$4,965	$(4)	$76,007

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government agencies	$12	$-	$-	$12	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	124,093	114	(2,184)	122,023	-	-	-	-
Obligations of states and political subdivisions	159,418	2,259	(2,040)	159,637	53,246	2,628	(10)	55,864
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,719	723	-	12,442	6,058	171	-	6,229
Issued by FNMA and FHLMC	432,162	1,188	(6,846)	426,504	763	6	-	769
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,361,339	43,788	(4,311)	1,400,816	78,526	1,503	-	80,029
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	54,331	2,007	(523)	55,815	2,254	-	(2)	2,252
Total	$2,143,074	$50,079	$(15,904)	$2,177,249	$140,847	$4,308	$(12)	$145,143

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2011	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$9,957	$(38)	$-	$-	$9,957	$(38)
Obligations of states and political subdivisions	3,475	(34)	300	(11)	3,775	(45)
Total	$13,432	$(72)	$300	$(11)	$13,732	$(83)

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$86,917	$(2,184)	$-	$-	$86,917	$(2,184)
Obligations of states and political subdivisions	65,523	(2,045)	307	(5)	65,830	(2,050)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	312,787	(6,846)	-	-	312,787	(6,846)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	232,279	(4,311)	-	-	232,279	(4,311)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	21,073	(525)	-	-	21,073	(525)
Total	$718,579	$(15,911)	$307	$(5)	$718,886	$(15,916)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2011.  There were no other-than-temporary impairments for the nine months ended September 30, 2011 and 2010.

Management has evaluated Trustmark's investment portfolio and has determined that neither the S&P downgrade of U.S. long-term sovereign debt nor the resulting market volatility has created a significant decline in the fair value of Trustmark's investment portfolio.  Management will continue to monitor market activity and other events to determine if additional action will be necessary.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2011	2010	2011	2010
Proceeds from calls and sales of securities	$1,175	$-	$24,171	$65,074
Gross realized gains	5	-	57	2,216

Held to Maturity
Proceeds from calls of securities	$2,355	$1,210	$3,645	$4,960
Gross realized gains	28	4	34	12

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2011, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$45,283	$45,322	$2,653	$2,680
Due after one year through five years	50,639	52,721	12,919	13,498
Due after five years through ten years	153,247	159,940	19,809	21,992
Due after ten years	11,295	11,673	7,865	9,169
	260,464	269,656	43,246	47,339
Mortgage-backed securities	2,135,660	2,207,249	27,800	28,668
Total	$2,396,124	$2,476,905	$71,046	$76,007

Note 4 –Loans Held for Investment (LHFI) and Allowance for Loan Losses, excluding Covered Loans

For the periods presented, LHFI, excluding covered loans, consisted of the following ($ in thousands):

	September 30, 2011	December 31, 2010
Loans secured by real estate:
Construction, land development and other land loans	$481,821	$583,316
Secured by 1-4 family residential properties	1,717,366	1,732,056
Secured by nonfarm, nonresidential properties	1,437,573	1,498,108
Other	207,984	231,963
Commercial and industrial loans	1,083,753	1,068,369
Consumer loans	268,002	402,165
Other loans	587,213	544,265
LHFI, excluding covered loans	5,783,712	6,060,242
Less allowance for loan losses	89,463	93,510
Net LHFI, excluding covered loans	$5,694,249	$5,966,732

The following table details LHFI, excluding covered loans, individually and collectively evaluated for impairment at September 30, 2011 and December 31, 2010 ($ in thousands):

	September 30, 2011
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$29,594	$452,227	$481,821
Secured by 1-4 family residential properties	23,558	1,693,808	1,717,366
Secured by nonfarm, nonresidential properties	25,303	1,412,270	1,437,573
Other	4,821	203,163	207,984
Commercial and industrial loans	14,204	1,069,549	1,083,753
Consumer loans	907	267,095	268,002
Other loans	1,191	586,022	587,213
Total	$99,578	$5,684,134	$5,783,712

	December 31, 2010
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$57,831	$525,485	$583,316
Secured by 1-4 family residential properties	30,313	1,701,743	1,732,056
Secured by nonfarm, nonresidential properties	29,013	1,469,095	1,498,108
Other	6,154	225,809	231,963
Commercial and industrial loans	16,107	1,052,262	1,068,369
Consumer loans	2,112	400,053	402,165
Other loans	1,393	542,872	544,265
Total	$142,923	$5,917,319	$6,060,242

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI, Excluding Covered Loans

At September 30, 2011 and December 31, 2010, the carrying amounts of nonaccrual LHFI, excluding covered loans, which are considered for impairment analysis, were $99.6 million and $142.9 million, respectively.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At September 30, 2011 and December 31, 2010, specifically evaluated impaired LHFI totaled $66.2 million and $97.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $6.3 million and $8.3 million at the end of the respective periods.  Specific charge-offs related to impaired LHFI totaled $18.4 million and $26.9 million while the provisions charged to net income for these loans totaled $6.2 million and $9.6 million for the first nine months of 2011 and 2010, respectively.

All nonaccrual LHFI over $500 thousand are individually assessed for impairment.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values based on the current market value/as is value of the property being appraised, normally from recently received and reviewed appraisals.  If a current appraisal, or one with an inspection date within the past 12 months, using the necessary assumptions is not in the file, a new appraisal is ordered.  Appraisals are obtained from State-certified Appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  The Appraisal Review Department has the authority to make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.  Appraised values are adjusted down for costs associated with asset disposal.  Once the current appraisal is received and the estimated net realizable value determined, the value used in the impairment assessment is updated and adjustments are made to reflect further impairments.  At the time a LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.  However, as subsequent events dictate and estimated net realizable values decline, required reserves are established.

At September 30, 2011 and December 31, 2010, nonaccrual LHFI, excluding covered loans, not specifically impaired and written down to fair value less cost to sell, totaled $33.4 million and $45.3 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $2.7 million and $3.5 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended September 30, 2011 and 2010.

At September 30, 2011 and December 31, 2010, LHFI, excluding covered loans, classified as troubled debt restructurings (TDRs) totaled $27.7 million and $19.2 million, respectively.  For TDRs, Trustmark had a related loan loss allowance of $1.9 million at both September 30, 2011 and December 31, 2010.  Specific charge-offs related to TDRs totaled $1.6 million for the nine months ended September 30, 2011 and 2010.  LHFI that are TDRs are charged down to the most likely fair value estimate less a cost to sell estimate for collateral dependent loans, which would approximate net realizable value.

The following table illustrates the impact of modifications classified as TDRs as a whole at September 30, 2011 as well as those TDRs modified within 2011 for which there was a payment default during the year ($ in thousands):

	Nine Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	14	$9,114	$8,447
Secured by 1-4 family residential properties	15	5,112	3,549
Secured by nonfarm, nonresidential properties	4	4,368	4,196
Commercial and industrial	2	11,998	11,531
Total	35	$30,592	$27,723

	Three Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$1,843	$1,843
Secured by 1-4 family residential properties	5	1,889	1,949
Total	6	$3,732	$3,792

	Nine Months Ended September 30, 2011
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts		Recorded Investment
Construction, land development and other land loans	2		$1,688
Secured by 1-4 family residential properties	2		1,485
Total	4		$3,173

Trustmark’s TDRs have resulted primarily from allowing the borrower to pay interest only for an extended period of time rather than from forgiveness.  Accordingly, as shown above, these TDRs have a similar recorded investment for both the pre-modification and post-modification disclosure.  Trustmark has utilized loans 90 days or more past due to define payment default in determining TDRs that have subsequently defaulted.

At September 30, 2011 and December 31, 2010, the following table details LHFI, excluding covered loans, classified as TDRs by loan type ($ in thousands):

	September 30, 2011
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$244	$8,203	$8,447
Secured by 1-4 family residential properties	795	2,754	3,549
Secured by nonfarm, nonresidential properties	-	4,196	4,196
Commercial and industrial	-	11,531	11,531
Total Troubled Debt Restructurings by Type	$1,039	$26,684	$27,723

	December 31, 2010
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$3,181	$3,181
Secured by 1-4 family residential properties	318	1,488	1,806
Secured by nonfarm, nonresidential properties	-	2,232	2,232
Commercial and industrial	-	11,997	11,997
Total Troubled Debt Restructurings by Type	$318	$18,898	$19,216

At September 30, 2011 and December 31, 2010, the carrying amount of impaired loans, excluding covered loans, consisted of the following ($ in thousands):

	September 30, 2011
		Total LHFI
	Unpaid	with No Related	Total LHFI	Total		Average
	Principal	Allowance	with an Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$47,736	$9,284	$20,310	$29,594	$4,165	$43,712
Secured by 1-4 family residential properties	32,273	3,624	19,934	23,558	540	26,935
Secured by nonfarm, nonresidential properties	29,547	13,841	11,462	25,303	1,510	27,158
Other	5,625	486	4,335	4,821	1,008	5,488
Commercial and industrial loans	15,966	8,833	5,371	14,204	1,454	15,155
Consumer loans	1,184	-	907	907	10	1,510
Other loans	2,725	17	1,174	1,191	275	1,292
Total	$135,056	$36,085	$63,493	$99,578	$8,962	$121,250

	December 31, 2010
		Total LHFI
	Unpaid	with No Related	Total LHFI	Total		Average
	Principal	Allowance	with an Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$81,945	$33,201	$24,630	$57,831	$6,782	$69,817
Secured by 1-4 family residential properties	41,475	3,082	27,231	30,313	1,745	30,888
Secured by nonfarm, nonresidential properties	35,679	18,582	10,431	29,013	1,580	23,535
Other	7,009	5,042	1,112	6,154	95	4,126
Commercial and industrial loans	17,413	9,172	6,935	16,107	1,514	11,369
Consumer loans	2,420	-	2,112	2,112	23	1,544
Other loans	2,868	1,107	286	1,393	58	765
Total	$188,809	$70,186	$72,737	$142,923	$11,797	$142,044

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

The table below illustrates the carrying amount of loans, excluding covered loans, by credit quality indicator at September 30, 2011 and December 31, 2010 ($ in thousands):

	September 30, 2011
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$305,155	$28,014	$96,487	$69	$429,725
Secured by 1-4 family residential properties		118,644	147	16,795	-	135,586
Secured by nonfarm, nonresidential properties		1,291,830	13,123	131,656	51	1,436,660
Other		190,265	314	10,180	-	200,759
Commercial and industrial loans		999,567	24,922	55,456	1,405	1,081,350
Consumer loans		796	24	-	-	820
Other loans		572,818	5,994	2,469	553	581,834
		$3,479,075	$72,538	$313,043	$2,078	$3,866,734

	Consumer Loans
		Past Due	Past Due Greater			Total LHFI, excluding
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	covered loans
Loans secured by real estate:
Construction, land development and other land loans	$49,668	$490	$176	$1,762	$52,096	$481,821
Secured by 1-4 family residential properties	1,551,510	11,346	1,742	17,182	1,581,780	1,717,366
Secured by nonfarm, nonresidential properties	876	37	-	-	913	1,437,573
Other	7,189	6	-	30	7,225	207,984
Commercial and industrial loans	2,327	52	-	24	2,403	1,083,753
Consumer loans	258,724	6,973	579	906	267,182	268,002
Other loans	5,348	31	-	-	5,379	587,213
	$1,875,642	$18,935	$2,497	$19,904	$1,916,978	$5,783,712

	December 31, 2010
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$347,287	$44,459	$134,503	$512	$526,761
Secured by 1-4 family residential properties		113,776	780	25,167	226	139,949
Secured by nonfarm, nonresidential properties		1,353,794	16,858	126,050	431	1,497,133
Other		216,022	180	7,418	-	223,620
Commercial and industrial loans		977,793	25,642	58,307	1,416	1,063,158
Consumer loans		524	-	-	-	524
Other loans		535,110	210	3,633	146	539,099
		$3,544,306	$88,129	$355,078	$2,731	$3,990,244

	Consumer Loans
		Past Due	Past Due Greater			Total LHFI, excluding
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	covered loans
Loans secured by real estate:
Construction, land development and other land loans	$53,797	$223	$-	$2,535	$56,555	$583,316
Secured by 1-4 family residential properties	1,559,611	10,302	1,278	20,916	1,592,107	1,732,056
Secured by nonfarm, nonresidential properties	975	-	-	-	975	1,498,108
Other	8,282	26	-	35	8,343	231,963
Commercial and industrial loans	5,075	97	-	39	5,211	1,068,369
Consumer loans	383,529	13,741	2,260	2,111	401,641	402,165
Other loans	5,166	-	-	-	5,166	544,265
	$2,016,435	$24,389	$3,538	$25,636	$2,069,998	$6,060,242

Past Due LHFI, Excluding Covered Loans

LHFI past due 90 days or more totaled $36.1 million and $19.4 million at September 30, 2011 and December 31, 2010, respectively. Included in these amounts are $33.0 million and $15.8 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2011.

The following table provides an aging analysis of past due and nonaccrual LHFI, excluding covered loans, by class at September 30, 2011 and December 31, 2010 ($ in thousands):

	September 30, 2011
	Past Due
		Greater than			Current	Total LHFI, excluding
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	covered loans

Loans secured by real estate:
Construction, land development and other land loans	$4,653	$844	$5,497	$29,594	$446,730	$481,821
Secured by 1-4 family residential properties	12,798	1,743	14,541	23,558	1,679,267	1,717,366
Secured by nonfarm, nonresidential properties	19,863	-	19,863	25,303	1,392,407	1,437,573
Other	63	-	63	4,821	203,100	207,984
Commercial and industrial loans	8,781	-	8,781	14,204	1,060,768	1,083,753
Consumer loans	6,973	579	7,552	907	259,543	268,002
Other loans	785	-	785	1,191	585,237	587,213
Total past due LHFI	$53,916	$3,166	$57,082	$99,578	$5,627,052	$5,783,712

(1) - Past due greater than 90 days but still accruing interest.

	December 31, 2010
	Past Due
		Greater than			Current	Total LHFI, excluding
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	covered loans

Loans secured by real estate:
Construction, land development and other land loans	$1,651	$-	$1,651	$57,831	$523,834	$583,316
Secured by 1-4 family residential properties	11,654	1,278	12,932	30,313	1,688,811	1,732,056
Secured by nonfarm, nonresidential properties	9,149	31	9,180	29,013	1,459,915	1,498,108
Other	441	-	441	6,154	225,368	231,963
Commercial and industrial loans	4,178	39	4,217	16,107	1,048,045	1,068,369
Consumer loans	13,741	2,260	16,001	2,112	384,052	402,165
Other loans	67	-	67	1,393	542,805	544,265
Total past due LHFI	$40,881	$3,608	$44,489	$142,923	$5,872,830	$6,060,242

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

The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggests that a different method is called for. Prior to converting to a twelve-quarter rolling average at September 30, 2011, the quantitative factors reflected a three-year rolling average for its commercial loan book of business.  Because of the severe economic environment at the time, starting in 2009, Management determined to alter the methodology of calculating historical loss to use data from the single year for 2008 as the historical loss factor for 2009, and use the average historical loss for 2008 and 2009 for 2010.

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

Changes in the allowance for loan losses were as follows ($ in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at January 1,	$93,510	$103,662
Loans charged-off	(37,312)	(56,014)
Recoveries	9,634	9,058
Net charge-offs	(27,678)	(46,956)
Provision for loan losses	23,631	37,752
Balance at September 30,	$89,463	$94,458

The following tables detail the balance in the allowance for loan losses by portfolio segment at September 30, 2011 and 2010, respectively ($ in thousands):

	Allowance for Loan Losses
	Balance				Balance
	January 1,			Provision for	September 30,
	2011	Charge-offs	Recoveries	Loan Losses	2011
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(14,375)	$-	$8,353	$29,540
Secured by 1-4 family residential properties	13,051	(7,461)	410	5,538	11,538
Secured by nonfarm, nonresidential properties	20,980	(3,124)	-	4,882	22,738
Other	1,582	(577)	-	1,969	2,974
Commercial and industrial loans	14,775	(3,811)	2,259	2,529	15,752
Consumer loans	5,400	(4,410)	4,475	(1,474)	3,991
Other loans	2,160	(3,554)	2,490	1,834	2,930
Total	$93,510	$(37,312)	$9,634	$23,631	$89,463

			Allowance for Loan Losses
			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$4,165	$25,375	$29,540
Secured by 1-4 family residential properties			540	10,998	11,538
Secured by nonfarm, nonresidential properties			1,510	21,228	22,738
Other			1,008	1,966	2,974
Commercial and industrial loans			1,454	14,298	15,752
Consumer loans			10	3,981	3,991
Other loans			275	2,655	2,930
Total			$8,962	$80,501	$89,463

	Allowance for Loan Losses
	Balance				Balance
	January 1,			Provision for	September 30,
	2010	Charge-offs	Recoveries	Loan Losses	2010
Loans secured by real estate:
Construction, land development and other land loans	$43,552	$(25,462)	$-	$15,915	$34,005
Secured by 1-4 family residential properties	13,151	(8,569)	372	6,941	11,895
Secured by nonfarm, nonresidential properties	20,110	(5,183)	-	6,345	21,272
Other	1,631	(576)	-	480	1,535
Commercial and industrial loans	16,275	(2,515)	1,617	2,120	17,497
Consumer loans	7,246	(8,175)	4,698	2,137	5,906
Other loans	1,697	(5,534)	2,371	3,814	2,348
Total	$103,662	$(56,014)	$9,058	$37,752	$94,458

			Allowance for Loan Losses
			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$4,706	$29,299	$34,005
Secured by 1-4 family residential properties			755	11,140	11,895
Secured by nonfarm, nonresidential properties			1,398	19,874	21,272
Other			203	1,332	1,535
Commercial and industrial loans			4,528	12,969	17,497
Consumer loans			17	5,889	5,906
Other loans			38	2,310	2,348
Total			$11,645	$82,813	$94,458

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

Trustmark will account for loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” when acquired loans are deemed to be impaired.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 will be referred to in this section as “acquired impaired loans.” Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements. Trustmark acquired $3.9 million of revolving credit agreements, at fair value, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such revolving covered loans in accordance with accounting requirements for purchased nonimpaired loans.

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

For acquired impaired loans, Trustmark (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loan portfolio and such amount is subject to change over time based on the performance of such covered loans. The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses.

Following acquisition, Trustmark aggregated certain loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of loans purchased, loans were first categorized by similar purpose, similar collateral, and by their operational servicing center.  As all loans were in a similar geographic region, no geographical information was considered for pooling.  Within each category, loans were further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant was the risk rating as assigned by Trustmark's internal credit officers. For consumer loans, the risk determinants included delinquency, FICO and loan to value.  The statistical comparison of the pools reflected that each pool was comprised of loans generally of statistically similar characteristics, including loan type, loan risk and weighted average life.  Each pool was then reviewed for statistical similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of largest loans.  Loan pools were initially booked at the aggregate fair value of the loan pool constituents, based on the present value of Trustmark's expected cash flows from the loans.  Certain purchased loans were not pooled and will be accounted for individually. Such loans consist of loans subject to accounting for purchased nonimpaired loans and loans that require more specific estimates of actual timing and amounts of cash flows due to the significant impairment of the borrower's ability to pay.

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

The following table presents covered loans acquired as of the date of the Heritage acquisition and activity within covered loans during 2011 ($ in thousands):

At acquisition date:
Contractually required principal and interest	$145,864
Nonaccretable difference	(38,345)
Cash flows expected to be collected	107,519
Accretable yield	(13,579)
Other revolving loans	3,830
Fair value at acquisition date	$97,770

Covered loans acquired at fair value	$97,770
Accretion to interest income	2,441
Payments received	(21,147)
Carrying value at September 30, 2011	$79,064

At September 30, 2011, covered loans, which are substantially located in Mississippi, consisted of the following ($ in thousands):

Loans secured by real estate:
Construction, land development and other land loans	$4,024
Secured by 1-4 family residential properties	32,735
Secured by nonfarm, nonresidential properties	33,601
Other	5,294
Commercial and industrial loans	1,772
Consumer loans	158
Other loans	1,480
Covered loans	$79,064

The following table presents changes in the accretable yield on covered loans acquired in the Heritage acquisition during 2011 ($ in thousands):

Accretable yield acquired	$(13,579)
Accretion to interest income	2,441
Carrying value at September 30, 2011	$(11,138)

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

As of the date of the Heritage acquisition, Trustmark acquired $7.5 million in covered other real estate.  At September 30, 2011, covered other real estate consisted of the following types of properties ($ in thousands):

Construction, land development and other land properties	$1,624
1-4 family residential properties	934
Nonfarm, nonresidential properties	4,523
Other real estate properties	116
Total covered other real estate	$7,197

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows Trustmark expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

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

The following table presents the FDIC indemnification asset acquired as of the date of the Heritage acquisition and activity within the FDIC indemnification asset during 2011 ($ in thousands):

Indemnification asset at acquisition date	$33,333
Accretion	103
Carrying value at September 30, 2011	$33,436

Pursuant to the clawback provisions of the Heritage loss share agreement, Trustmark may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the agreement.  To the extent that actual losses on covered loans and covered other real estate are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will increase. To the extent that actual losses on covered loans and covered other real estate are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will decrease.  At September 30, 2011, Trustmark had no clawback payable to the FDIC.

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $2.8 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $4.8 million and $7.6 million experienced for the nine months ended September 30, 2011 and 2010, respectively.

See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

The activity in MSR is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$51,151	$50,513
Origination of servicing assets	9,581	12,752
Disposals of mortgage loans sold serviced released	-	(1,681)
Change in fair value:
Due to market changes	(12,288)	(14,813)
Due to runoff	(4,785)	(4,799)
Balance at end of period	$43,659	$41,972

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

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first nine months of 2011 were $2.5 million compared to $1.1 million during the same time period in 2010.  At September 30, 2011 and December 31, 2010, accrued mortgage loan servicing putback expenses were $2.0 million and $900 thousand, respectively.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Based on Trustmark’s experience to date, and its confidence in its underwriting practices on loans sold to others, Management does not believe that a material loss related to these transactions is either probable or reasonably estimated.

Note 7 –Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate owned, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At September 30, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of noncovered other real estate owned is susceptible to changes in market conditions in these areas.

For the periods presented, changes and losses, net on noncovered other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$86,704	$90,095
Additions	48,975	51,213
Disposals	(35,234)	(41,322)
Writedowns	(10,848)	(15,264)
Balance at end of period	$89,597	$84,722

Gain (Loss), net on the sale of noncovered other real estate included in other expenses	$474	$(401)

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2011	2010
Construction, land development and other land loans	$63,756	$61,963
1-4 family residential properties	12,716	13,509
Nonfarm, nonresidential properties	12,123	9,820
Other real estate loans	1,002	1,412
Total other real estate, excluding covered other real estate	$89,597	$86,704

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2011	2010
Florida	$29,949	$32,370
Mississippi (1)	21,027	24,181
Tennessee (2)	17,940	16,407
Texas	20,681	13,746
Total other real estate, excluding covered other real estate	$89,597	$86,704

(1) - Mississippi includes Central and Southern Mississippi Region
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Region

Note 8 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2011	2010
Noninterest-bearing demand deposits	$1,871,040	$1,636,625
Interest-bearing demand	1,505,851	1,474,045
Savings	2,111,556	1,809,116
Time	2,081,277	2,124,781
Total	$7,569,724	$7,044,567

Note 9 – Defined Benefit and Other Postretirement Benefits

Capital Accumulation Plan

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective during the second quarter of 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$124	$138	$398	$412
Interest cost	1,115	1,194	3,345	3,583
Expected return on plan assets	(1,470)	(1,481)	(4,412)	(4,444)
Recognized net actuarial loss	1,026	849	3,100	2,548
Net periodic benefit cost	$795	$700	$2,431	$2,099

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  For 2011, Trustmark’s minimum required contribution is expected to be zero.  During 2010, Trustmark made a voluntary contribution of $1.9 million to improve the funded status of the 2009 plan year.  There was not a voluntary contribution related to the 2010 plan year.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net periodic benefit cost
Service cost	$147	$190	$441	$567
Interest cost	569	561	1,707	1,682
Amortization of prior service cost	59	38	177	114
Recognized net actuarial loss	124	88	372	266
Net periodic benefit cost	$899	$877	$2,697	$2,629

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

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  During the second quarter of 2011, compensation expense related to stock options had been fully recognized.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and was recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006 when Trustmark began granting restricted stock awards exclusively.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards are granted to Trustmark’s executive and senior management team.  Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) or return on average equity (ROAE) and total shareholder return (TSR) compared to a defined peer group. Awards based on TSR are valued utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE and ROAE awards are valued utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest. The restriction period for performance awards covers a three-year vesting period.  These awards are recognized on the straight-line method over the requisite service period.  These awards provide for excess shares, if performance measures exceed 100%.  Any excess shares granted are restricted for an additional three-year vesting period.  The restricted share agreement provides for voting rights and dividend privileges.

Time-Vested Awards

Trustmark’s time-vested awards are granted to Trustmark’s executive and senior management team in both employee recruitment and retention.  These awards are also granted to Trustmark’s Board of Directors and are restricted for thirty-six months from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

Performance-Based Restricted Stock Unit Award

During 2009, Trustmark’s previous Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award), with each unit having the value of one share of Trustmark’s common stock.  The performance period covered a two-year period.  This award was granted in connection with an employment agreement dated November 20, 2008, that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.  This award provided for excess shares, if performance goals of ROATE and TSR exceeded 100%.  Both the performance awards and excess shares vested during the second quarter of 2011.  Compensation expense for the RSU award was based on the approximate fair value of Trustmark’s stock at the end of each of the reporting periods and was finalized on the vesting date.

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months ended September 30, 2011
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	1,208,500	180,322	365,275
Granted	-	-	4,318
Expired	(800)	-	-
Outstanding/Nonvested shares or units, end of period	1,207,700	180,322	369,593

	Nine Months ended September 30, 2011
	Stock	Performance	Time-Vested	RSU Award
	Options	Awards	Awards	(Cash-Settled)
Outstanding/Nonvested shares or units, beginning of period	1,311,925	210,797	343,469	23,123
Granted	-	53,863	73,057	-
Granted - excess shares	-	-	84,121	23,123
Exercised or released from restriction	(69,525)	(84,338)	(126,596)	(46,246)
Expired	(33,400)	-	-	-
Forfeited	(1,300)	-	(4,458)	-
Outstanding/Nonvested shares or units, end of period	1,207,700	180,322	369,593	-

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$-	$78	$100	$355
Performance awards	214	251	655	752
Time-vested awards	671	838	2,172	2,580
RSU award (share price: $23.65-2011, $20.82-2010)	-	166	184	490
Total	$885	$1,333	$3,111	$4,177

Note 11 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $169.8 million and $186.0 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2011, the fair value of collateral held was $55.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic shares	64,119	63,886	64,048	63,834
Dilutive shares	191	181	203	182
Diluted shares	64,310	64,067	64,251	64,016

Weighted-average antidilutive stock awards were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted-average antidilutive shares	1,212	1,327	1,225	1,263

Note 13 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2011	2010
Income taxes paid	$22,374	$39,291
Interest expense paid on deposits and borrowings	33,907	46,192
Noncash transfers from loans to foreclosed properties	48,975	51,213
Transfer of long-term FHLB advance to short-term	1,900	75,000
Assets acquired in business combination	207,243	-
Liabilities assumed in business combination	228,236	-

Note 14 – Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of September 30, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2011, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,094,402	16.78%	$521,797	8.00%	n/a	n/a
Trustmark National Bank	1,054,986	16.38%	515,396	8.00%	$644,245	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$962,942	14.76%	$260,899	4.00%	n/a	n/a
Trustmark National Bank	926,473	14.38%	257,698	4.00%	$386,547	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$962,942	10.38%	$278,202	3.00%	n/a	n/a
Trustmark National Bank	926,473	10.12%	274,523	3.00%	$457,539	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods ended September 30, 2011 and 2010 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2011	$(18,469)	$7,043	$(11,426)
Unrealized holding gains on AFS arising during period	46,696	(17,861)	28,835
Adjustment for net gains realized in net income	(91)	35	(56)
Pension and other postretirement benefit plans	3,649	(1,396)	2,253
Balance, September 30, 2011	$31,785	$(12,179)	$19,606

Balance, January 1, 2010	$(2,596)	$972	$(1,624)
Unrealized holding gains on AFS arising during period	17,711	(6,774)	10,937
Adjustment for net gains realized in net income	(2,228)	852	(1,376)
Pension and other postretirement benefit plans	2,771	(1,060)	1,711
Balance, September 30, 2010	$15,658	$(6,010)	$9,648

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	September 30, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$61,875	$-	$61,875	$-
Obligations of states and political subdivisions	207,781	-	207,781	-
Mortgage-backed securities	2,207,249	-	2,207,249	-
Securities available for sale	2,476,905	-	2,476,905	-
Loans held for sale	210,269	-	210,269	-
Mortgage servicing rights	43,659	-	-	43,659
Other assets - derivatives	3,061	459	1,073	1,529
Other liabilities - derivatives	5,471	658	4,813	-

	December 31, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$122,035	$-	$122,035	$-
Obligations of states and political subdivisions	159,637	-	159,637	-
Mortgage-backed securities	1,895,577	-	1,895,577	-
Securities available for sale	2,177,249	-	2,177,249	-
Loans held for sale	153,044	-	153,044	-
Mortgage servicing rights	51,151	-	-	51,151
Other assets - derivatives	(2,247)	(2,584)	-	337
Other liabilities - derivatives	(1,581)	1,562	(3,143)	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended September 30, 2011 and 2010 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2011	$51,151	$337
Total net (losses) gains included in net income	(17,073)	2,946
Additions	9,581	-
Sales	-	(1,754)
Balance, September 30, 2011	$43,659	$1,529

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2011	$(12,288)	$(46)

Balance, January 1, 2010	$50,513	$(61)
Total net (losses) gains included in net income	(19,612)	3,503
Additions	11,071	-
Sales	-	(2,158)
Balance, September 30, 2010	$41,972	$1,284

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2010	$(14,813)	$256

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets at September 30, 2011, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At September 30, 2011, Trustmark had outstanding balances of $66.2 million in impaired loans, excluding covered loans, which were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $97.6 million at December 31, 2010.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $49.0 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2011 compared with $51.2 million for the same period in 2010.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $6.0 million and $5.0 million for the first nine months of 2011 and 2010, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $56.8 million of foreclosed assets were remeasured during the first nine months of 2011, requiring write-downs of $10.8 million to reach their current fair values compared to $48.1 million of foreclosed assets that were remeasured during the first nine months of 2010, requiring write-downs of $15.3 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010, are as follows ($ in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$253,942	$253,942	$173,317	$173,317
Securities available for sale	2,476,905	2,476,905	2,177,249	2,177,249
Securities held to maturity	71,046	76,007	140,847	145,143
Loans held for sale	210,269	210,269	153,044	153,044
Net LHFI, excluding covered loans	5,694,249	5,755,286	5,966,732	6,030,219
Covered loans	79,064	79,064	-	-
FDIC indemnification asset	33,436	33,436	-	-
Other assets - derivatives	3,061	3,061	(2,247)	(2,247)

Financial Liabilities:
Deposits	7,569,724	7,578,697	7,044,567	7,054,611
Short-term liabilities	675,559	675,559	1,125,481	1,125,481
Long-term FHLB advances	741	741	-	-
Subordinated notes	49,831	49,250	49,806	48,750
Junior subordinated debt securities	61,856	34,021	61,856	30,928
Other liabilities - derivatives	5,471	5,471	(1,581)	(1,581)

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a significantly different fair value estimate at September 30, 2011 and December 31, 2010.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $240.0 million at September 30, 2011, with a negative valuation adjustment of $3.7 million, compared to $163.0 million, with a positive valuation adjustment of $3.1 million as of December 31, 2010.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the effect of present value decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $2.8 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $4.8 million and $7.6 million experienced for the nine months ended September 30, 2011 and 2010, respectively. See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $151.3 million at September 30, 2011, with a positive valuation adjustment of $1.5 million, compared to $67.9 million, with a positive valuation adjustment of $337 thousand as of December 31, 2010.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in current period earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of September 30, 2011, Trustmark had interest rate swaps with an aggregate notional amount of $40.1 million related to this program. The fair value of these derivatives is immaterial at September 30, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2011, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million.  As of September 30, 2011, Trustmark had not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30,	December 31,
	2011	2010
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$3,702	$(3,143)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$246	$(2,897)
Exchange traded purchased options included in other assets	213	313
OTC written options (rate locks) included in other assets	1,529	337
Interest rate swaps included in other assets	1,073	-
Exchange traded written options included in other liabilities	658	1,562
Interest rate swaps included in other liabilities	1,111	-

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives in hedging relationships
Amount of (loss) gain recognized in mortgage banking, net	$(3,570)	$2,077	$(6,845)	$(3,380)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$12,092	$5,986	$18,246	$23,778
Amount of loss recognized in bankcard and other fees	(23)	-	(38)	-

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General Banking
Net interest income	$84,509	$86,453	$256,449	$260,128
Provision for loan losses	7,984	12,264	23,624	37,755
Noninterest income	30,686	30,964	88,205	89,390
Noninterest expense	72,916	73,923	212,263	213,406
Income before income taxes	34,295	31,230	108,767	98,357
Income taxes	8,760	7,710	31,198	28,991
General banking net income	$25,535	$23,520	$77,569	$69,366

Selected Financial Information
Average assets	$9,423,743	$9,061,255	$9,417,382	$9,109,516
Depreciation and amortization	$6,207	$6,335	$17,276	$17,230

Wealth Management
Net interest income	$1,094	$1,041	$3,234	$3,146
Provision for loan losses	(6)	(5)	7	(3)
Noninterest income	6,078	5,289	18,000	16,404
Noninterest expense	6,819	4,752	17,946	14,790
Income before income taxes	359	1,583	3,281	4,763
Income taxes	71	528	1,047	1,587
Wealth management net income	$288	$1,055	$2,234	$3,176

Selected Financial Information
Average assets	$81,527	$87,863	$82,323	$90,634
Depreciation and amortization	$49	$69	$162	$204

Insurance
Net interest income	$77	$73	$202	$197
Provision for loan losses	-	-	-	-
Noninterest income	7,508	7,726	20,870	21,501
Noninterest expense	5,746	5,748	16,638	17,016
Income before income taxes	1,839	2,051	4,434	4,682
Income taxes	694	766	1,654	1,748
Insurance net income	$1,145	$1,285	$2,780	$2,934

Selected Financial Information
Average assets	$67,186	$68,805	$65,822	$67,176
Depreciation and amortization	$355	$396	$1,085	$1,192

Consolidated
Net interest income	$85,680	$87,567	$259,885	$263,471
Provision for loan losses	7,978	12,259	23,631	37,752
Noninterest income	44,272	43,979	127,075	127,295
Noninterest expense	85,481	84,423	246,847	245,212
Income before income taxes	36,493	34,864	116,482	107,802
Income taxes	9,525	9,004	33,899	32,326
Consolidated net income	$26,968	$25,860	$82,583	$75,476

Selected Financial Information
Average assets	$9,572,456	$9,217,923	$9,565,527	$9,267,326
Depreciation and amortization	$6,611	$6,800	$18,523	$18,626

Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Issued in September 2011, ASU 2011-08 amends the guidance in ASC 350-202 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 is not expected to have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively.  Early adoption is permitted.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a public entity.  For Trustmark, the impact of the ASU is a change in presentation only and will not have a significant impact on Trustmark’s consolidated financial statements.

The FASB recently announced the addition of a project to its agenda to consider deferring certain provisions in ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income (OCI) to net income.   The FASB’s agenda decision responds to renewed concerns about the level of detail that might result from separately presenting items reclassified from OCI to net income, which had also been identified in comment letters sent in response to the exposure draft. The FASB plans to discuss at future meetings whether to delay the effective date of these provisions until it has had time to reconsider these concerns.

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

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This ASU amends ASC 310-40 to include the indicators from ASC 470-60 that a lender should consider in determining whether a borrower is experiencing financial difficulties (e.g., debtor default, debtor bankruptcy, or concerns about the future as a going concern are all indicators of financial difficulty). It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future.  The guidance in the rest of the ASU addresses whether the lender has granted a concession to the borrower.  The ASU also amends ASC 310-40 to clarify that a lender is explicitly precluded from performing the borrower’s effective interest rate test, described in ASC 470, to determine whether a modification is a TDR.  For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  The adoption of ASU 2011-02 did not have a significant impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2011, TNB had total assets of $9.6 billion, which represents over 98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,542 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At September 30, 2011, TNB’s mortgage loan portfolio totaled approximately $1.2 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.4 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by TRMK Risk Management, Inc. (TRMI).  TRMI engaged in individual insurance product sales as a broker of life and long-term care insurance for wealth management customers.  On December 30, 2010, TRMI was merged into FBBI, another wholly-owned subsidiary of TNB.  All previous products and services provided to wealth management customers are provided by FBBI beginning in 2011.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At September 30, 2011, Trustmark held assets under management and administration of $7.2 billion and brokerage assets of $1.1 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At September 30, 2011, Somerville had total assets of $188.1 million.

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

Executive Overview

Economic surveys of financial executives during the third quarter of 2011 indicate that many more are pessimistic about their company’s prospects than are optimistic.  Financial executives were challenged during the third quarter by the combined effects of the U.S. debt-ceiling debate, the U.S. loss of its AAA credit rating, the Greek debt crisis and its implication for the rest of Europe and the failure by governments at all levels to solve problems.  As a result, financial executives are tempering their expectations for revenue growth as well as capital spending.  In addition, consumers are feeling pressured by the continued economic weakness and are closely monitoring their discretionary spending.  Continued uncertainty about future economic prospects has increased the magnitude of economic distress facing local markets and resulted in additional pressure on asset quality and earnings while further undermining the stability of bank organizations that serve these markets.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  To reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  During the first nine months of 2011, Trustmark and TNB’s capital ratios continued to exceed the minimum levels required to be ranked well-capitalized.

TNB did not make significant changes to its loan underwriting standards during the first nine months of 2011.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  However, TNB has revised its concentration limits of commercial real estate loans, which adhere to the most recent interagency guidelines.  As a result, TNB has been cautious in granting credit involving certain categories of real estate, particularly in Florida.  Furthermore, in the current economic downturn, TNB makes fewer exceptions to its loan policy as compared to prior periods.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first nine months of 2011.

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

•
Adopts the so-called Volcker Rule, which bans depository institutions and their affiliates (banking entities) from engaging in proprietary trading and sponsoring or investing in hedge funds and private equity funds.  On October 11, 2011, the federal banking agencies released proposed regulations interpreting the Volcker Rule, which they plan to make effective by mid-July 2014.  As part of these rules, banking entities will be required to put in place detailed compliance programs.

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

In addition, Trustmark’s regulatory capital requirements may be increased due to planned revisions to the existing Basel Capital Accords (Basel III).  These revisions, once finalized, will need to be implemented by U.S. bank regulators before they become binding upon Trustmark, and there is no certainty when this will occur or what form the final revisions will take.  It is likely, however,  that once implemented, all banking organizations subject to Basel III, including Trustmark, will be required to hold a greater amount of capital, and a greater amount of common equity, than they are currently required to hold.

Financial Highlights

Trustmark reported net income available to common shareholders of $27.0 million, or basic and diluted earnings per common share of $0.42, in the third quarter of 2011 compared to $25.9 million, or basic and diluted earnings per share of $0.40, in the third quarter of 2010.  Trustmark's performance during the quarter ended September 30, 2011, produced a return on average tangible common equity of 12.04% and a return on average assets of 1.12% compared to a return on average tangible common equity of 12.38% and a return on average assets of 1.11% during the quarter ended September 30, 2010. During the nine months ended September 30, 2011, Trustmark's net income available to common shareholders totaled $82.6 million or basic and diluted earnings per common share of $1.29, an increase of $7.1 million and $0.11 when compared to the nine months ended September 30, 2010, respectively.  Trustmark's performance during the nine months ended September 30, 2011, produced a return on average tangible common equity of 12.80% and a return on average assets of 1.15%, an increase of 0.37% and 0.06% when compared to the nine months ended September 30, 2010, respectively.   Earnings during the nine months ended September 30, 2011, included a nonrecurring after-tax bargain purchase gain of $4.6 million, which represented basic and diluted earnings per share of $0.07, resulting from an FDIC-assisted business combination.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable December 15, 2011, to shareholders of record on December 1, 2011.

At September 30, 2011, nonperforming assets, excluding covered assets (loans and other real estate), totaled $189.2 million, a decrease of $40.5 million, or 17.6%, compared to December 31, 2010, and total nonaccrual loans, excluding covered loans, were $99.6 million, representing a decrease of $43.3 million relative to December 31, 2010.  Total net charge-offs for the nine months ended September 30, 2011 were $27.7 million compared to total net charge-offs of $47.0 million for the same time period in 2010.

On April 15, 2011, TNB acquired the banking operations of Heritage Banking Group, Carthage, Mississippi, (Heritage) in a FDIC assisted transaction.  Substantially all loans and other real estate acquired are covered by a loss share agreement in which the FDIC will reimburse Trustmark for 80% of losses incurred.  At September 30, 2011, the carrying value of loans and deposits acquired was $85.5 million and $165.5 million, respectively.  Earnings reflect $5.9 million contributed by Heritage and include a nonrecurring bargain purchase gain of $4.6 million after-tax, or approximately $0.07 per share and other operating net income of approximately $1.3 million, or approximately $0.02 per share.

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

Selected Financial Data
($ in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated Statements of Income
Total interest income	$96,193	$101,101	$293,580	$307,369
Total interest expense	10,513	13,534	33,695	43,898
Net interest income	85,680	87,567	259,885	263,471
Provision for loan losses	7,978	12,259	23,631	37,752
Noninterest income	44,272	43,979	127,075	127,295
Noninterest expense	85,481	84,423	246,847	245,212
Income before income taxes	36,493	34,864	116,482	107,802
Income taxes	9,525	9,004	33,899	32,326
Net Income	$26,968	$25,860	$82,583	$75,476

Common Share Data
Basic earnings per share	$0.42	$0.40	$1.29	$1.18
Diluted earnings per share	0.42	0.40	1.29	1.18
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average common equity	8.83%	8.88%	9.32%	8.86%
Return on average tangible common equity	12.04%	12.38%	12.80%	12.43%
Return on average total equity	8.83%	8.88%	9.32%	8.86%
Return on average assets	1.12%	1.11%	1.15%	1.09%
Net interest margin (fully taxable equivalent)	4.17%	4.39%	4.25%	4.43%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.36%	1.18%	0.61%	0.99%
Provision for loan losses/average loans	0.53%	0.78%	0.52%	0.80%
Nonperforming loans/total loans (incl LHFS*)	1.66%	2.54%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.11%	3.84%
Allowance for loan losses/total loans (excl LHFS*)	1.55%	1.57%

September 30,	2011	2010
Consolidated Balance Sheets
Total assets	$9,705,921	$9,416,905
Securities	2,547,951	2,137,473
Loans held for investment and covered loans (including LHFS*)	6,073,045	6,266,841
Deposits	7,569,724	7,025,336
Common shareholders' equity	1,221,606	1,158,792

Common Stock Performance
Market value - close	$18.15	$21.74
Common book value	19.05	18.14
Tangible common book value	14.28	13.31

Capital Ratios
Total equity/total assets	12.59%	12.31%
Common equity/total assets	12.59%	12.31%
Tangible equity/tangible assets	9.74%	9.34%
Tangible common equity/tangible assets	9.74%	9.34%
Tangible common equity/risk-weighted assets	14.04%	12.78%
Tier 1 leverage ratio	10.38%	10.26%
Tier 1 common risk-based capital ratio	13.84%	12.72%
Tier 1 risk-based capital ratio	14.76%	13.75%
Total risk-based capital ratio	16.78%	15.75%

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,211,434	$1,155,054	$1,184,558	$1,139,231
Less: Goodwill		(291,104)	(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(15,343)	(17,716)	(15,772)	(18,591)
Total average tangible common equity		$904,987	$846,234	$877,682	$829,536

PERIOD END BALANCES
Total shareholders' equity		$1,221,606	$1,158,792
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(14,861)	(17,181)
Total tangible common equity	(a)	$915,641	$850,507

TANGIBLE ASSETS
Total assets		$9,705,291	$9,416,905
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(14,861)	(17,181)
Total tangible assets	(b)	$9,399,326	$9,108,620

Risk-weighted assets	(c)	$6,522,468	$6,653,479

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$26,968	$25,860	$82,583	$75,476
Plus: Intangible amortization net of tax		489	545	1,452	1,635
Net income adjusted for intangible amortization		$27,457	$26,405	$84,035	$77,111

Period end common shares outstanding	(d)	64,119,235	63,885,959

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		12.04%	12.38%	12.80%	12.43%
Tangible common equity/tangible assets	(a)/(b)	9.74%	9.34%
Tangible common equity/risk-weighted assets	(a)/(c)	14.04%	12.78%
Tangible common book value	(a)/(d)*1,000	$14.28	$13.31

		September 30,
TIER 1 COMMON RISK-BASED CAPITAL		2011	2010
Total shareholders' equity		$1,221,606	$1,158,792
Eliminate qualifying AOCI		(19,606)	(9,648)
Qualifying tier 1 capital		60,000	68,000
Disallowed goodwill		(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes		11,273	9,863
Other disallowed intangibles		(14,861)	(17,181)
Disallowed servicing intangible		(4,366)	(4,197)
Total tier 1 capital		$962,942	$914,525
Less: Qualifying tier 1 capital		(60,000)	(68,000)
Total tier 1 common capital	(e)	$902,942	$846,525

Tier 1 common risk-based capital ratio	(e)/(c)	13.84%	12.72%

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

As previously discussed, Trustmark (through TNB) acquired Heritage during the second quarter of 2011.  This acquisition resulted in additional net interest income of $1.5 million and $3.0 million for the three and nine months ended September 30, 2011, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $52.2 million and $94.1 million, respectively, which are included in the current year balances shown in the following three paragraphs.

Net interest income-FTE for the three and nine months ended September 30, 2011, decreased $1.6 million, or 1.7%, and $2.7 million, or 1.0%, respectively, when compared with the same periods in 2010.  The net interest margin decreased 18 basis points to 4.25% for the first nine months of 2011, compared with the same time period in 2010.  The decrease in net interest margin is primarily a result of a downward repricing of fixed rate assets, accelerated premium amortization within the investment portfolio and changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan balances.  The impact of this was partially offset by declines in deposit costs, mostly within certificates of deposits and high yield money market accounts.

Average interest-earning assets for the first nine months of 2011 were $8.515 billion, compared with $8.261 billion for the same time period in 2010, an increase of $253.9 million.  The growth in average earning assets was primarily due to an increase in average total securities of $472.7 million, or 24.9%, during the first nine months of 2011.   The increase in securities was partially offset by a decrease in average total loans (including covered loans) of $214.9 million, or 3.4%, during the first nine months of 2011.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending, the decision in prior years to discontinue indirect auto financing, as well as limited demand for loans. The overall yield on securities decreased 88 basis points when compared with the same time period in 2010 due to run-off of higher yielding securities replaced at lower yields as well as accelerated premium amortization driven by a decline in interest rates.  During the first nine months of 2011, interest and fees on loans-FTE decreased $13.3 million, or 5.3%, due to lower average loan balances while the yield on loans fell slightly to 5.23% compared to 5.33% during the same time period in 2010. As a result of these factors, interest income-FTE decreased $12.9 million, or 4.1%, when the first nine months of 2011 is compared with the same time period in 2010. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.14% for the first nine months of 2010 to 4.78% for the same time period in 2011, a decrease of 36 basis points.

Average interest-bearing liabilities for the first nine months of 2011 totaled $6.565 billion compared with $6.467 billion for the same time period in 2010, a slight increase of $98.0 million, or 1.5%.  During the first nine months of 2011, average interest-bearing deposits increased $223.5 million, or 4.0%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $125.5 million, or 14.2%. The overall yield on interest-bearing liabilities declined 22 basis points during the first nine months of 2011 when compared with the same time period in 2010, primarily due to a reduction in the costs of certificates of deposit and high yield money market accounts.  As a result of these factors, total interest expense for the first nine months of 2011 decreased $10.2 million, or 23.2%, when compared with the same time period in 2010.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended September 30,
	2011			2010

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$5,801	$5	0.34%	$8,418	$9	0.42%
Securities - taxable	2,202,985	18,115	3.26%	1,797,459	18,641	4.11%
Securities - nontaxable	194,776	2,155	4.39%	149,662	2,080	5.51%
Loans (including covered and loans held for sale)	6,069,541	79,256	5.18%	6,230,961	83,374	5.31%
Other earning assets	32,327	329	4.04%	33,615	332	3.92%
Total interest-earning assets	8,505,430	99,860	4.66%	8,220,115	104,436	5.04%
Cash and due from banks	216,134			214,736
Other assets	939,780			885,600
Allowance for loan losses	(88,888)			(102,528)
Total Assets	$9,572,456			$9,217,923

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,802,080	9,455	0.65%	$5,484,734	11,609	0.84%
Federal funds purchased and securities sold
under repurchase agreements	462,294	216	0.19%	522,523	294	0.22%
Other borrowings	199,772	842	1.67%	321,914	1,631	2.01%
Total interest-bearing liabilities	6,464,146	10,513	0.65%	6,329,171	13,534	0.85%
Noninterest-bearing demand deposits	1,811,472			1,629,122
Other liabilities	85,404			104,576
Shareholders' equity	1,211,434			1,155,054
Total Liabilities and
Shareholders' Equity	$9,572,456			$9,217,923

Net Interest Margin		89,347	4.17%		90,902	4.39%

Less tax equivalent adjustment		3,667			3,335

Net Interest Margin per
Consolidated Statements of Income		$85,680			$87,567

Yield/Rate Analysis Table
($ in thousands)

	Nine Months Ended September 30,
	2011			2010

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$6,980	$20	0.38%	$8,771	$24	0.37%
Securities - taxable	2,189,505	58,481	3.57%	1,746,856	58,002	4.44%
Securities - nontaxable	181,437	6,398	4.71%	151,384	6,411	5.66%
Loans (including covered and loans held for sale)	6,099,415	238,574	5.23%	6,314,279	251,863	5.33%
Other earning assets	37,345	994	3.56%	39,480	1,081	3.66%
Total interest-earning assets	8,514,682	304,467	4.78%	8,260,770	317,381	5.14%
Cash and due from banks	218,310			212,898
Other assets	925,750			898,159
Allowance for loan losses	(93,215)			(104,501)
Total Assets	$9,565,527			$9,267,326

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,806,497	29,110	0.67%	$5,582,985	38,298	0.92%
Federal funds purchased and securities sold
under repurchase agreements	501,585	770	0.21%	539,464	780	0.19%
Other borrowings	256,714	3,815	1.99%	344,313	4,820	1.87%
Total interest-bearing liabilities	6,564,796	33,695	0.69%	6,466,762	43,898	0.91%
Noninterest-bearing demand deposits	1,716,300			1,567,172
Other liabilities	99,873			94,161
Shareholders' equity	1,184,558			1,139,231
Total Liabilities and
Shareholders' Equity	$9,565,527			$9,267,326

Net Interest Margin		270,772	4.25%		273,483	4.43%

Less tax equivalent adjustment		10,887			10,012

Net Interest Margin per
Consolidated Statements of Income		$259,885			$263,471

Provision for Loan Losses

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses for the nine months of 2011 totaled $23.6 million, or 0.52% of average loans, compared with $37.8 million, or 0.80% of average loans, for the same time period in 2010.  Reduced loan provisioning during the first nine months of 2011 was a result of decreased levels of criticized loans, lower net charge-offs, adequate reserves established in prior years for both new and existing impaired loans and a smaller overall loan portfolio.

Provision for Loan Losses
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Florida	$3,046	$4,520	$11,703	$12,453
Mississippi (1)	3,732	4,398	6,134	11,576
Tennessee (2)	(105)	(172)	1,671	4,702
Texas	1,305	3,513	4,123	9,021
Total provision for loan losses	$7,978	$12,259	$23,631	$37,752

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

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Total noninterest income before securities gains, net for the first nine months of 2011 totaled $127.0 million, an increase of $1.9 million, or 1.5%, when compared to the same period in 2010.  The impact of the Heritage acquisition contributed approximately $8.1 million in noninterest income, which includes a bargain purchase gain of $7.5 million.  The comparative components of noninterest income for the periods ended September 30, 2011 and 2010 are shown in the accompanying table:

Noninterest Income
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Service charges on deposit accounts	$13,680	$14,493	$(813)	-5.6%	$38,438	$41,690	$(3,252)	-7.8%
Insurance commissions	7,516	7,746	(230)	-3.0%	20,890	21,467	(577)	-2.7%
Wealth management	5,993	5,199	794	15.3%	17,739	16,112	1,627	10.1%
Bank card and other fees	7,033	6,235	798	12.8%	20,362	18,532	1,830	9.9%
Mortgage banking, net	9,783	9,861	(78)	-0.8%	20,774	24,843	(4,069)	-16.4%
Other, net	234	441	(207)	-46.9%	8,781	2,423	6,358	n/m
Total Noninterest Income before securities gains, net	44,239	43,975	264	0.6%	126,984	125,067	1,917	1.5%
Securities gains, net	33	4	29	n/m	91	2,228	(2,137)	-95.9%
Total Noninterest Income	$44,272	$43,979	$293	0.7%	$127,075	$127,295	$(220)	-0.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first nine months of 2011 totaled $38.4 million, a decline of $3.3 million from the same time period in 2010.  This decline was due to a reduction in NSF fees of $3.0 million and reflected the impact of the Federal Reserve Board (FRB) adopted rule (Regulation E - Electronic Fund Transfers) that went into effect during the third quarter of 2010.  Regulation E prohibits financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the customer consents to the overdraft service for those products.

Trustmark expects final guidance from the OCC in the fourth quarter of 2011 or thereafter, which will clarify their regulatory position as it pertains to selected components of Trustmark’s overdraft programs. Trustmark expects that the impact of this guidance, which addresses several items including posting order and number of occurrences, could reduce noninterest income by an estimated $300 to $900 thousand for 2011, depending on when the changes are implemented during 2011.  Management is continuing to evaluate Trustmark’s product structure and services to offset the potential impact of these recent regulatory developments.

Insurance Commissions

Insurance commissions were $20.9 million during the first nine months of 2011 compared with $21.5 million for the same time period in 2010.  The decline in insurance commissions experienced during the first nine months of 2011 was primarily due to lower commission volume on commercial property and casualty policies. While rate pressures may be subsiding, insurance commission revenues continue to face pressure from falling premium prices for similar insurable risks. Furthermore, the recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, and has also forced companies to downsize or close.

Wealth Management

Wealth management income totaled $17.7 million for the first nine months of 2011 compared with $16.1 million for the same time period in 2010.  Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the first nine months of 2011 is largely attributable to improved market conditions that in turn have generally improved market values in client accounts, as well as growth in retirement planning services and brokerage activities.  At September 30, 2011 and 2010, Trustmark held assets under management and administration of $7.2 billion and $7.3 billion, respectively, and brokerage assets of $1.1 billion and $1.2 billion, respectively.

Bank Card and Other Fees

Bank card and other fees totaled $20.4 million during the first nine months of 2011 compared with $18.5 million for the same time period in 2010.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increase was primarily the result of growth in fees earned on bank card products due to increased consumer utilization.

The Dodd-Frank Act amends the Electronic Fund Transfer Act to authorize the FRB to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective October 1, 2011.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The fraud-prevention adjustment was effective on October 1, 2011, concurrent with the debit card interchange fee limits.

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

Mortgage Banking, Net

Net revenues from mortgage banking were $20.8 million during the first nine months of 2011 compared with $24.8 million for the same time period in 2010.  As shown in the accompanying table, net mortgage servicing income increased to $11.1 million for the first nine months of 2011 compared to $10.4 million for the same time period in 2010.  Loans serviced for others totaled $4.4 billion at September 30, 2011 compared with $4.3 billion at September 30, 2010.

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

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Mortgage servicing income, net	$3,738	$3,406	$332	9.7%	$11,065	$10,350	$715	6.9%
Change in fair value-MSR from runoff	(2,039)	(2,255)	216	9.6%	(4,785)	(4,799)	14	0.3%
Gain on sales of loans, net	2,366	3,911	(1,545)	-39.5%	7,319	9,563	(2,244)	-23.5%
Other, net	2,926	1,919	1,007	52.5%	2,409	2,110	299	14.2%
Mortgage banking income before hedge ineffectiveness	6,991	6,981	10	0.1%	16,008	17,224	(1,216)	-7.1%
Change in fair value-MSR from market changes	(7,614)	(3,115)	(4,499)	n/m	(12,288)	(14,813)	2,525	17.0%
Change in fair value of derivatives	10,406	5,995	4,411	73.6%	17,054	22,432	(5,378)	-24.0%
Net positive hedge ineffectiveness	2,792	2,880	(88)	-3.1%	4,766	7,619	(2,853)	-37.4%
Mortgage banking, net	$9,783	$9,861	$(78)	-0.8%	$20,774	$24,843	$(4,069)	-16.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes. The impact of this strategy resulted in a net positive ineffectiveness of $2.8 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $4.8 million and $7.6 million experienced for the nine months ended September 30, 2011 and 2010, respectively.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $7.3 million during the first nine months of 2011 compared with $9.6 million for the same time period in 2010.  The decline in the gain on sales of loans during the first nine months of 2011 resulted from a decrease in loan sales from secondary marketing activities as well as lower profit margins.  Loan sales totaled $656.8 million during the first nine months of 2011, a decrease of $126.0 million when compared with the same time period in 2010.

Other mortgage banking income, net increased by approximately $300 thousand when comparing the nine months ended September 30, 2011 with the same period in 2010 and resulted primarily from a net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Other Income, Net

Other income, net for the first nine months of 2011 was $8.8 million compared with $2.4 million for the same time period in 2010.  The increase of $6.4 million during the first nine months of 2011 reflects a nonrecurring bargain purchase gain of $7.5 million resulting from TNB’s acquisition of Heritage during the second quarter of 2011.

Noninterest Expense

Trustmark’s noninterest expense for the first nine months of 2011 increased $1.6 million, or 0.7%, when compared with the same period in 2010.  The increase during the first nine months of 2011 was primarily attributable to growth in salaries and benefits, equipment expenses and loan expenses.  Noninterest expense incurred by Heritage is included in Trustmark’s noninterest expense and totaled $1.4 million for the first nine months of 2011.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for the periods ended September 30, 2011 and 2010 are shown in the accompanying table:

Noninterest Expense
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Salaries and employee benefits	$44,701	$44,034	$667	1.5%	$132,940	$130,170	$2,770	2.1%
Services and fees	11,485	10,709	776	7.2%	32,535	31,487	1,048	3.3%
ORE/Foreclosure expense:
Writedowns	4,463	7,323	(2,860)	-39.1%	10,855	15,264	(4,409)	-28.9%
Carrying costs	1,153	1,405	(252)	-17.9%	2,678	5,803	(3,125)	-53.9%
Total ORE/Foreclosure expense	5,616	8,728	(3,112)	-35.7%	13,533	21,067	(7,534)	-35.8%
Net occupancy-premises	5,093	4,961	132	2.7%	15,216	14,912	304	2.0%
Equipment expense	5,038	4,356	682	15.7%	15,038	12,906	2,132	16.5%
FDIC assessment expense	1,812	3,037	(1,225)	-40.3%	6,500	9,219	(2,719)	-29.5%
Other expense	11,736	8,598	3,138	36.5%	31,085	25,451	5,634	22.1%
Total noninterest expense	$85,481	$84,423	$1,058	1.3%	$246,847	$245,212	$1,635	0.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $132.9 million for the first nine months of 2011 compared with $130.2 million for the same time period in 2010.  This increase primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance, higher costs for employee retirement programs as well as $896 thousand in additional salaries and employee benefits resulting from the Heritage acquisition.

Equipment Expense

Equipment expense for the first nine months of 2011 increased $2.1 million when compared to the same time period in 2010.  This was due to enhanced disaster recovery capabilities as well as nonroutine implementation costs related to improvements to Trustmark’s data communications network.

FDIC Assessment Expense

During the first nine months of 2011, FDIC insurance expense decreased $2.7 million, or 29.5% when compared with the same time period in 2010 and resulted from the implementation of the FDIC’s revised deposit insurance assessment methodology implemented during the second quarter of 2011.  As required by the Dodd-Frank Act, on April 1, 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at September 30, 2011, Trustmark benefitted from the change in the assessment methodology as the FDIC assessment expense dropped approximately $938 thousand, or 34.1%, when compared to the first quarter of 2011. Should Trustmark qualify as a large institution, generally, one with at least $10.0 billion in assets, Management estimates the change in the assessment methodology would have an immaterial impact on Trustmark’s results of operations.

Other Expense

During the first nine months of 2011, other expenses increased $5.6 million, or 22.1%, compared to the same time period in 2010. The growth in other expenses during the first nine months of 2011 was primarily due to an increase in loan expenses that resulted from higher mortgage foreclosure expenses.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first nine months of 2011 were $2.5 million compared to $1.1 million during the same time period in 2010.  Trustmark operates a conservative, full service mortgage banking business and is confident in its mortgage foreclosure processes.  Trustmark has not engaged in “robo-signing” and has not participated in private label securitizations, both of which have been a cause of concern in the mortgage industry.  Trustmark works diligently to keep borrowers in their homes, resorting to foreclosure only as a last option.

Segment Information

Results of Segment Operations

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides Trustmark’s customers with reliable guidance and sound, practical advice for accumulating, preserving and transferring wealth.  Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage.  For financial information by reportable segment, please see Note 17 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the nine months ended September 30, 2011 and 2010.

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

TNB’s acquisition of Heritage contributed approximately $3.0 million to net interest income, $8.1 million to noninterest income (primarily from bargain purchase gain of $7.5 million) and $1.4 million to noninterest expense of the General Banking Division during the nine months ended September 30, 2011, which are also included in the current year balances shown in the following three paragraphs.

Net interest income for the nine months ended September 30, 2011 decreased $3.7 million when compared with the same time period in 2010.  The decrease in net interest margin is primarily a result of a downward repricing of fixed rate assets, accelerated premium amortization within the investment portfolio and changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan balances.  The provision for loan losses for the nine months ended September 30, 2011 totaled $23.6 million compared to $37.8 million for the same period in 2010, a decrease of $14.1 million, or 37.4%.  For more information on this change, please see the analysis of the Provision for Loan Losses located elsewhere in this document.

Noninterest income for the General Banking Division decreased $1.2 million during the first nine months of 2011 compared to the same time period in 2010.  Noninterest income for the General Banking Division represents 25.6% of total revenues for the first nine months of 2011 and 2010 and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division decreased $1.1 million during the first nine months of 2011 when compared with the same time period in 2010.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

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

During the first nine months of 2011, net income for the Wealth Management Division decreased $942 thousand, or 29.7%, when compared to the same time period in 2010.  Noninterest income increased $1.6 million when the first nine months of 2011 are compared to the same time period in 2010.  The increase was due to a growth in revenue for investment management, trust and brokerage services.  Noninterest expense increased $3.2 million during the first nine months of 2011 as compared with the same period in 2010; this was primarily due to increased Trust litigation expenses of $1.8 million and legal expenses of $778 thousand resulting from the realignment of certain business units in the first nine months of 2011.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

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

During the first nine months of 2011, net income for the Insurance Division decreased $154 thousand, or 5.2%, when compared to the same time period in 2010.  Noninterest income decreased $631 thousand when the first nine months of 2011 are compared to the same time period in 2010.  The decrease was primarily due to lower commission volume on commercial property and casualty policies.  This decline was mostly offset by a reduction in salaries and benefits of $325 thousand for the first nine months of 2011 when compared to the same time period in 2010.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

During the first nine months of 2011, continued soft business conditions persisted in the markets served by FBBI.  Consistent with prior quarters, Trustmark performed an impairment analysis of the book value of capital held in the Insurance Division.  Using recent observations of acquisition deal multiples, Trustmark’s latest analysis indicated that current fair value is 110.7% of book value at September 30, 2011, compared to 104.8% at June 30, 2011, 103.7% at March 31, 2011, 104.9% at December 31, 2010 and 104.6% reported at September 30, 2010.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability in slowing the declining revenue trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships, and seeking new business in other markets.  FBBI is actively pursuing new business in the Houston market, utilizing Trustmark branch relationships for sources of referrals.

Income Taxes

For the nine months ended September 30, 2011, Trustmark’s combined effective tax rate was 29.1% compared to 30.0% for the same time period in 2010.  The decrease in Trustmark's effective tax rate is mainly due to immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Earning assets totaled $8.662 billion, or 89.2% of total assets, at September 30, 2011, compared with $8.595 billion, or 90.0% of total assets, at December 31, 2010, an increase of $66.8 million, or 0.8%.

Securities

When compared with December 31, 2010, total investment securities increased by $229.9 million during the first nine months of 2011.  This increase resulted primarily from purchases of Agency guaranteed securities offset by maturities and paydowns.  During the first nine months of 2011, Trustmark sold approximately $23.0 million in securities, generating a gain of $91 thousand, compared with $65.1 million sold during the same time period in 2010, which generated a gain of $2.2 million.

The securities portfolio is one of many tools Management uses to control exposure to interest rate risk. Interest rate risk can be adjusted by altering duration, composition, as well as balance of the portfolio. Trustmark has maintained a strategy of offsetting potential exposure to higher interest rates by keeping the average life of the portfolio at relatively low levels.  The weighted-average life of the portfolio decreased to 3.50 years at September 30, 2011 compared to 3.98 years at December 31, 2010, primarily due to faster prepayment expectations for mortgage-related securities.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  At September 30, 2011, AFS securities totaled $2.477 billion, which represented 97.2% of the securities portfolio, compared to $2.177 billion, or 93.9%, at December 31, 2010.  At September 30, 2011, unrealized gains, net on AFS securities totaled $80.8 million compared with unrealized gains, net of $34.2 million at December 31, 2010.  At September 30, 2011, AFS securities consisted of obligations of states and political subdivisions, mortgage related securities, and U.S. Government agency obligations.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2011, HTM securities totaled $71.0 million and represented 2.8% of the total portfolio, compared with $140.8 million, or 6.1%, at December 31, 2010.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 90% of the portfolio in U.S. Government agency-backed obligations and other Aaa rated securities.  None of the securities owned by Trustmark are collateralized by assets, which are considered sub-prime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas or the Federal Reserve Bank, Trustmark does not hold any equity investment in government sponsored entities.

As of September 30, 2011, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain government-sponsored agencies, which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

Management has evaluated Trustmark's investment portfolio and has determined that neither the S&P downgrade of U.S. long-term sovereign debt nor the resulting market volatility has created a significant decline in the fair value of Trustmark's investment portfolio.  Management will continue to monitor market activity and other events to determine if additional action will be necessary.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at September 30, 2011:

Securities Portfolio by Credit Rating (1)
($ in thousands)

	September 30, 2011
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,197,256	91.7%	$2,269,117	91.6%
Aa1 to Aa3	92,691	3.9%	97,404	3.9%
A1 to A3	15,277	0.6%	16,041	0.6%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	90,900	3.8%	94,343	3.9%
Total securities available for sale	$2,396,124	100.0%	$2,476,905	100.0%

Securities Held to Maturity
Aaa	$27,800	39.1%	$28,668	37.7%
Aa1 to Aa3	23,936	33.7%	27,148	35.7%
A1 to A3	2,495	3.5%	2,584	3.4%
Baa1 to Baa3	534	0.8%	557	0.7%
Not Rated (2)	16,281	22.9%	17,050	22.5%
Total securities held to maturity	$71,046	100.0%	$76,007	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2011, approximately 91.6% of the available for sale securities are rated Aaa and the same is true with respect to 39.1% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At September 30, 2011, loans held for sale totaled $210.3 million, consisting of $159.5 million of residential real estate mortgage loans in the process of being sold to third parties and $50.8 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2010, loans held for sale totaled $153.0 million, consisting of $123.3 million in residential real estate mortgage loans in the process of being sold to third parties and $29.7 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased $53.9 million of GNMA serviced loans, which were subsequently sold to a third party principally at par.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark benefited from this transaction by reducing the amount of delinquent loans serviced for GNMA as well as improving Trustmark’s servicer rating.  The effect of this transaction did not have a material impact on Trustmark’s results of operations.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2011.

Loans Held for Investment (LHFI) and Allowance for Loan Losses, excluding Covered Loans

LHFI, excluding Covered Loans

Loans held for investment, excluding covered loans, at September 30, 2011 totaled $5.784 billion compared to $6.060 billion at December 31, 2010, a decrease of $276.5 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and the decision in prior years to discontinue indirect consumer auto loan financing.  In addition, current economic conditions have also reduced demand for credit.  The $101.5 million decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Texas and Florida markets of approximately $76.3 million since December 31, 2010.  The consumer loan portfolio decrease of $134.2 million primarily represents a decrease in the indirect consumer auto portfolio as well as the sale of the student loan portfolio.  The indirect consumer auto portfolio balance at September 30, 2011 was $107.0 million compared with $201.1 million at December 31, 2010.  On July 19, 2011, Trustmark sold its $33.0 million student loan portfolio that was remaining since the discontinuation of government-sponsored student loan programs through banks.  Trustmark incurred no gain or loss through the sale and the revenue generated by the loans, net of servicing costs and other expenses, was insignificant.

LHFI by Type (excluding covered loans)
($ in thousands)

	September 30,	December 31,
	2011	2010
Real estate loans:
Construction, land development and other land loans	$481,821	$583,316
Secured by 1- 4 family residential properties	1,717,366	1,732,056
Secured by nonfarm, nonresidential properties	1,437,573	1,498,108
Other real estate secured	207,984	231,963
Commercial and industrial loans	1,083,753	1,068,369
Consumer loans	268,002	402,165
Other loans	587,213	544,265
LHFI, excluding covered loans	5,783,712	6,060,242
Less allowance for loan losses	89,463	93,510
Net LHFI, excluding covered loans	$5,694,249	$5,966,732

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

The loans held for investment composition by region at September 30, 2011 is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	September 30, 2011
LHFI Composition by Region (1)	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$481,821	$101,450	$232,555	$32,155	$115,661
Secured by 1-4 family residential properties	1,717,366	62,236	1,477,200	146,086	31,844
Secured by nonfarm, nonresidential properties	1,437,573	160,701	779,899	173,977	322,996
Other	207,984	11,046	149,807	7,410	39,721
Commercial and industrial loans	1,083,753	12,670	781,978	81,902	207,203
Consumer loans	268,002	1,241	239,837	21,752	5,172
Other loans	587,213	27,252	492,283	27,976	39,702
Loans	$5,783,712	$376,596	$4,153,559	$491,258	$762,299

Construction, Land Development and Other Land Loans by Region (1)
Lots	$68,439	$41,099	$20,682	$1,717	$4,941
Development	119,820	11,885	58,492	5,751	43,692
Unimproved land	181,649	47,303	82,084	18,825	33,437
1-4 family construction	74,398	872	54,510	3,771	15,245
Other construction	37,515	291	16,787	2,091	18,346
Construction, land development and other land loans	$481,821	$101,450	$232,555	$32,155	$115,661

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$159,569	$39,954	$63,786	$24,366	$31,463
Office	147,390	41,795	76,938	11,702	16,955
Nursing homes/assisted living	124,533	-	114,673	4,510	5,350
Hotel/motel	79,150	10,869	29,946	10,808	27,527
Industrial	32,266	8,879	6,182	450	16,755
Health care	12,978	-	11,880	50	1,048
Convenience stores	9,878	203	4,998	2,337	2,340
Other	164,536	13,806	72,629	13,509	64,592
Total income producing loans	730,300	115,506	381,032	67,732	166,030

Owner-occupied:
Office	112,458	16,396	60,061	9,878	26,123
Churches	91,303	2,119	51,746	32,499	4,939
Industrial warehouses	90,182	3,521	51,166	502	34,993
Health care	84,395	10,761	52,602	14,236	6,796
Convenience stores	64,844	1,246	36,454	2,634	24,510
Retail	34,271	4,061	21,408	1,855	6,947
Restaurants	33,510	631	25,298	5,913	1,668
Auto dealerships	18,689	549	14,422	1,981	1,737
Other	177,621	5,911	85,710	36,747	49,253
Total owner-occupied loans	707,273	45,195	398,867	106,245	156,966

Loans secured by nonfarm, nonresidential properties	$1,437,573	$160,701	$779,899	$173,977	$322,996

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

The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggests that a different method is called for. Prior to converting to a twelve-quarter rolling average at September 30, 2011, the quantitative factors reflected a three-year rolling average for its commercial loan book of business.  Because of the severe economic environment at the time, starting in 2009, Management determined to alter the methodology of calculating historical loss to use data from the single year for 2008 as the historical loss factor for 2009, and use the average historical loss for 2008 and 2009 for 2010.  The qualitative factors utilize eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.

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

The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggests that a different method is called for. Prior to converting to a twelve-quarter rolling average at September 30, 2011, the quantitative factors reflected a three-year rolling average for its commercial loan book of business.  Because of the severe economic environment at the time, starting in 2009, Management determined to alter the methodology of calculating historical loss to use data from the single year for 2008 as the historical loss factor for 2009, and use the average historical loss for 2008 and 2009 for 2010.  The qualitative factors utilize eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.

At September 30, 2011, the allowance for loan losses was $89.5 million, a decrease of $4.0 million when compared with December 31, 2010.  Total allowance coverage of nonperforming loans, excluding impaired loans, at September 30, 2011, was 248.8%, compared to 188.1% at December 31, 2010.  Allocation of Trustmark’s $89.5 million allowance for loan losses represented 1.94% of commercial loans and 0.76% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.55% as of September 30, 2011.  This compares with an allowance to total loans of 1.54% at December 31, 2010, which was allocated to commercial loans at 1.94% and to consumer and mortgage loans at 0.78%.

Net charge-offs for the first nine months of 2011 totaled $27.7 million, or 0.61% of average loans, compared to $47.0 million, or 0.99% of average loans, during the same time period in 2010.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs for Florida shown in the table below exceeded their provision for the first nine months of 2011 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Florida	$2,909	$8,951	$16,267	$23,820
Mississippi (1)	1,988	3,879	5,799	14,541
Tennessee (2)	499	3,475	1,802	4,932
Texas	(35)	2,152	3,810	3,663
Total net charge-offs	$5,361	$18,457	$27,678	$46,956

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

Nonperforming Assets, excluding Covered Assets (Loans and Other Real Estate)

Nonperforming assets totaled $189.2 million at September 30, 2011, a decrease of $40.5 million relative to December 31, 2010.  Collectively, total nonperforming assets to total loans and other real estate at September 30, 2011 was 3.11% compared to 3.64% at December 31, 2010.  During the first nine months of 2011, nonperforming loans decreased $43.3 million, or 30.3%, relative to December 31, 2010 to total $99.6 million, or 1.66% of total LHFI, marking six consecutive quarters of improvement.  Foreclosed real estate decreased $402 thousand from the prior quarter to total $89.6 million.

Nonperforming Assets (1)
($ in thousands)

	September 30, 2011	December 31, 2010
Nonaccrual loans
Florida	$27,263	$53,773
Mississippi (2)	44,825	39,803
Tennessee (3)	14,575	14,703
Texas	12,915	34,644
Total nonaccrual loans	99,578	142,923
Other real estate
Florida	29,949	32,370
Mississippi (2)	21,027	24,181
Tennessee (3)	17,940	16,407
Texas	20,681	13,746
Total other real estate	89,597	86,704
Total nonperforming assets	$189,175	$229,627

Nonperforming assets/total loans (including loans held for sale) and ORE	3.11%	3.64%

Loans Past Due 90 days or more and still Accruing
Loans held for investment	$3,166	$3,608

Serviced GNMA loans eligible for repurchase (4)	$32,956	$15,777

(1) - Excludes Covered Assets (Loans and Other Real Estate)
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4) - No obligation to repurchase

See the previous discussion of Loans Held for Sale for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

The following table illustrates nonaccrual loans, excluding covered loans, by loan type for the periods presented:

Nonaccrual Loans by Loan Type (1)
($ in thousands)

	September 30, 2011	December 31, 2010
Construction, land development and other land loans	$29,594	$57,831
Secured by 1-4 family residential properties	23,558	30,313
Secured by nonfarm, nonresidential properties	25,303	29,013
Other loans secured by real estate	4,821	6,154
Commercial and industrial	14,204	16,107
Consumer loans	907	2,112
Other loans	1,191	1,393
Total Nonaccrual Loans by Type	$99,578	$142,923

(1) - Excludes Covered Loans

Florida Credit Quality
($ in thousands)

	September 30, 2011
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$41,099	$13,991	$2,347	$8,005	$1,940	$1,699
Development	11,885	2,356	-	-	85	2,271
Unimproved land	47,303	29,982	20,114	4,768	447	4,653
1-4 family construction	872	-	-	-	-	-
Other construction	291	291	-	291	-	-
Construction, land development and other land loans	101,450	46,620	22,461	13,064	2,472	8,623
Commercial, commercial real estate and consumer	275,146	56,626	8,472	31,986	3,303	12,865

Total Florida loans	$376,596	$103,246	$30,933	$45,050	$5,775	$21,488

Florida Loan Loss Reserves by Loan Type	Total Loans	Loan Loss Reserves	Loan Loss Reserve % of Total Loans
Construction, land development and other land loans:
Lots	$41,099	$3,956	9.63%
Development	11,885	952	8.01%
Unimproved land	47,303	6,365	13.46%
1-4 family construction	872	28	3.21%
Other construction	291	73	25.09%
Construction, land development and other land loans	101,450	11,374	11.21%
Commercial, commercial real estate and consumer	275,146	7,722	2.81%

Total Florida loans	$376,596	$19,096	5.07%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Trustmark has made significant progress in the resolution of its construction and land development portfolio in Florida.  During the last 12 months, this portfolio was reduced by 30.5% to total $101.5 million.  At September 30, 2011, the associated reserve for loan losses on this portfolio totaled $11.4 million, or 11.2%.  Trustmark remains focused on managing credit risks resulting from current economic and real estate market conditions.

As seen in the table above, at September 30, 2011, approximately $24.2 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $8.6 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented:

Other Real Estate by Property Type (1)
($ in thousands)

	September 30, 2011	December 31, 2010
Construction, land development and other land loans	$63,756	$61,963
1-4 family residential properties	12,716	13,509
Nonfarm, nonresidential properties	12,123	9,820
Other real estate loans	1,002	1,412
Total other real estate	$89,597	$86,704

(1) - Excludes Covered Other Real Estate

The following table illustrates writedowns of other real estate, excluding covered other real estate, by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Florida	$1,569	$5,036	$4,624	$10,846
Mississippi (2)	1,913	2,220	4,400	3,578
Tennessee (3)	374	65	823	741
Texas	600	2	1,001	99
Total writedowns of other real estate	$4,456	$7,323	$10,848	$15,264

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

Trustmark will account for loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” when acquired loans are deemed to be impaired.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 will be referred to in this section as “acquired impaired loans.” Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements. Trustmark acquired $3.9 million of revolving credit agreements, at fair value, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such revolving covered loans in accordance with accounting requirements for purchased nonimpaired loans.

The following table presents covered loans acquired as of the date of the Heritage acquisition and activity within covered loans during 2011 ($ in thousands):

Covered loans acquired at fair value	$97,770
Accretion to interest income	2,441
Payments received	(21,147)
Carrying value at September 30, 2011	$79,064

At September 30, 2011, covered loans, which are substantially located in Mississippi, consisted of the following ($ in thousands):

Loans secured by real estate:
Construction, land development and other land loans	$4,024
Secured by 1-4 family residential properties	32,735
Secured by nonfarm, nonresidential properties	33,601
Other	5,294
Commercial and industrial loans	1,772
Consumer loans	158
Other loans	1,480
Covered loans	$79,064

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

At September 30, 2011, covered other real estate consisted of the following types of properties ($ in thousands):

Construction, land development and other land properties	$1,624
1-4 family residential properties	934
Nonfarm, nonresidential properties	4,523
Other real estate properties	116
Total covered other real estate	$7,197

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

The following table presents the FDIC indemnification asset acquired as of the date of the Heritage acquisition and activity within the FDIC indemnification asset during 2011 ($ in thousands):

Indemnification asset at acquisition date	$33,333
Accretion	103
Carrying value at September 30, 2011	$33,436

Pursuant to the clawback provisions of the Heritage loss share agreement, Trustmark may be required to reimburse the FDIC should actual losses be less than certain thresholds established in the agreement.  To the extent that actual losses on covered loans and covered other real estate are less than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will increase. To the extent that actual losses on covered loans and covered other real estate are more than estimated losses, the applicable clawback payable to the FDIC upon termination of the loss share agreement will decrease.  At September 30, 2011, Trustmark had no clawback payable to the FDIC.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $8.8 million at September 30, 2011, a decrease of $3.0 million when compared with December 31, 2010.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.570 billion at September 30, 2011, compared with $7.045 billion at December 31, 2010, an increase of $525.2 million, or 7.5%.  Growth in deposits is a combination of increases in both noninterest-bearing and interest-bearing deposits of $234.4 million and $290.7 million, respectively.  Noninterest-bearing deposit growth was seen primarily in commercial and business accounts, with the Heritage acquisition contributing a modest $14.7 million.  The increase in interest-bearing deposits resulted primarily from growth in public entity and money market accounts as well as $150.8 million from the Heritage acquisition.  Partially offsetting the increase was a decrease in certificate of deposit account balances, excluding Heritage, of $154.2 million as Trustmark continues its efforts to reduce high-cost deposit balances.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and the treasury tax and loan note option account.  Short-term borrowings totaled $675.6 million at September 30, 2011, a decrease of $449.9 million, when compared with $1.125 billion at December 31, 2010.  Of these amounts, $286.8 million and $285.1 million, respectively, were customer related transactions.  This decrease resulted primarily from declines of $123.5 million in federal funds purchased and securities sold under repurchase agreements and $348.1 million in short-term FHLB advances as funding pressures lessened due to strong deposit growth.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2011 and 2010, Trustmark had commitments to extend credit of $1.6 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At September 30, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $169.8 million and $186.0 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At September 30, 2011, Trustmark’s total shareholders’ equity was $1.222 billion, an increase of $72.1 million from its level at December 31, 2010.  During the first nine months of 2011, shareholders’ equity increased primarily as a result of net income of $82.6 million and was offset by common stock dividends of $44.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of September 30, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2011, which Management believes have affected TNB’s present classification.

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

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,094,402	16.78%	$521,797	8.00%	n/a	n/a
Trustmark National Bank	1,054,986	16.38%	515,396	8.00%	$644,245	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$962,942	14.76%	$260,899	4.00%	n/a	n/a
Trustmark National Bank	926,473	14.38%	257,698	4.00%	$386,547	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$962,942	10.38%	$278,202	3.00%	n/a	n/a
Trustmark National Bank	926,473	10.12%	274,523	3.00%	$457,539	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2011 and 2010 were $0.69.  Trustmark’s indicated dividend for 2011 is $0.92 per common share, which is the same as dividends per common share in 2010.

Common Stock Repurchase Program

Trustmark did not repurchase any common shares during the first nine months of 2011 and currently has no authorization from the Board of Directors to repurchase its common stock.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.523 billion for the first nine months of 2011 and represented approximately 78.6% of average liabilities and shareholders’ equity when compared to average deposits of $7.150 billion, which represented 77.2% of average liabilities and shareholders’ equity for the same time period in 2010.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2011, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $103.4 million compared to $147.9 million at December 31, 2010.  At September 30, 2011, Trustmark had $49.7 million in term fixed-rate brokered CDs outstanding, compared with no outstanding brokered CDs at December 31, 2010.  The addition of brokered CDs during the first quarter was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.

At September 30, 2011, Trustmark had $290.0 million of upstream Federal funds purchased, compared to $415.0 million at December 31, 2010.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $2.6 million in advances at September 30, 2011, compared with $350 million in advances at December 31, 2010.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.887 billion at September 30, 2011.

Additionally, during 2011, Trustmark could utilize wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2011, Trustmark had approximately $371.0 million available in repurchase agreement capacity compared to $497.4 million at December 31, 2010.

Another borrowing source is the Discount Window.  At September 30, 2011, Trustmark had approximately $798.9 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $845.5 million at December 31, 2010.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At September 30, 2011, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, currently qualify as Tier 2 capital for both TNB and Trustmark.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At September 30, 2011, Trustmark had $91.8 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2011, Trustmark has no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $391.3 million at September 30, 2011, with a negative valuation adjustment of $2.2 million, compared to $230.9 million, with a positive valuation adjustment of $3.5 million as of December 31, 2010.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and exchange-traded option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $2.8 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, as well as a net positive ineffectiveness of $4.8 million and $7.6 million experienced for the nine months ended September 30, 2011 and 2010, respectively.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in current period earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of September 30, 2011, Trustmark had interest rate swaps with an aggregate notional amount of $40.1 million related to this program. The fair value of these derivatives is immaterial at September 30, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2011, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million.  As of September 30, 2011, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at the termination value.

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

Based on the results of the simulation models using static balances at September 30, 2011, it is estimated that net interest income may decrease 1.9% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario for the same time period.  At September 30, 2010, it was estimated that net interest income may decrease 1.4% in the same one-year, shocked, up 200 basis point rate shift scenario.  In the event of a 100 basis point decrease in interest rates using static balances at September 30, 2011, it is estimated that net interest income may decrease by 4.7% compared to a 4.1% decrease at September 30, 2010.  At September 30, 2011 and 2010, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at September 30, 2011 and 2010:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2011	2010
Change in Interest Rates
+200 basis points	-1.9%	-1.4%
+100 basis points	-0.8%	-0.9%
-100 basis points	-4.7%	-4.1%

As shown in the table above, the interest rate shocks illustrate the negative contribution to net interest income in both rising and falling interest rate environments. While there are several factors that contribute to the decline in net interest income, the primary factor in a one-year, shocked, down 100 basis point rate shift scenario is an increased speed of prepayment of mortgage-related assets reinvested at lower interest rates, which is partially offset by lower deposit costs. In the one-year, shocked, up 200 basis point rate shift scenario, the principal factor for declining net interest income is an increased cost of deposits and other short-term liabilities. Although an increase in the rate on floating rate loans partially offsets the increased interest expense, the upward repricing is limited as many of these loans contain interest rate floors. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2011 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on-and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of September 30, 2011, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 4.0% compared to an increase of 5.0% from one year ago.  The slight decrease in sensitivity is primarily attributed to a higher level of fixed rate mortgage related assets.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 9.0% compared to a decline of 7.1% from one year ago. The increase in sensitivity is primarily attributed to increased prepayment activity associated with mortgage related assets reinvested at lower interest rates. The following table summarizes the effect that various rate shifts would have on net portfolio value at September 30, 2011 and 2010:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2011	2010
Change in Interest Rates
+200 basis points	4.0%	5.0%
+100 basis points	3.6%	4.1%
-100 basis points	-9.0%	-7.1%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Issued in September 2011, ASU 2011-08 amends the guidance in ASC 350-202 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 is not expected to have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively.  Early adoption is permitted.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a public entity.  For Trustmark, the impact of the ASU is a change in presentation only and will not have a significant impact on Trustmark’s consolidated financial statements.

The FASB recently announced the addition of a project to its agenda to consider deferring certain provisions in ASU 2011-05 related to presentation of reclassification adjustments from other comprehensive income (OCI) to net income.   The FASB’s agenda decision responds to renewed concerns about the level of detail that might result from separately presenting items reclassified from OCI to net income, which had also been identified in comment letters sent in response to the exposure draft. The FASB plans to discuss at future meetings whether to delay the effective date of these provisions until it has had time to reconsider these concerns.

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

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This ASU amends ASC 310-40 to include the indicators from ASC 470-60 that a lender should consider in determining whether a borrower is experiencing financial difficulties (e.g., debtor default, debtor bankruptcy, or concerns about the future as a going concern are all indicators of financial difficulty). It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future.  The guidance in the rest of the ASU addresses whether the lender has granted a concession to the borrower.  The ASU also amends ASC 310-40 to clarify that a lender is explicitly precluded from performing the borrower’s effective interest rate test, described in ASC 470, to determine whether a modification is a TDR.  For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  The adoption of ASU 2011-02 did not have a significant impact on Trustmark’s consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the third quarter of 2011.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	November 8, 2011	DATE:	November 8, 2011