Form 10-K
period 2011-12-31
TRUSTMARK CORP
filed 2012-02-27
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683
TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑          No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐          No ☑

Based on the closing sales price at June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.360 billion.

As of January 31, 2012, there were issued and outstanding 64,201,084 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Trustmark’s 2012 Annual Meeting of Shareholders to be held May 8, 2012 are incorporated by reference to Part III of the Form 10-K report.

TRUSTMARK CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2011, TNB had total assets of $9.6 billion, which represents over 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 150 offices and 2,537 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At December 31, 2011, TNB’s mortgage loan portfolio totaled approximately $1.3 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.5 billion.

Insurance – TNB provides a competitive array of insurance solutions for business and individual risk management needs. Business insurance offerings include services and specialized products for medical professionals, construction, manufacturing, hospitality, real estate and group life and health plans.  Individual customers are also provided life and health insurance, and personal line policies.  TNB provides these services through Fisher Brown Bottrell Insurance, Inc. (FBBI), a Mississippi corporation which is based in Jackson, Mississippi.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At December 31, 2011, Trustmark held assets under management and administration of $7.3 billion and brokerage assets of $1.2 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At December 31, 2011, Somerville had total assets of $197 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  As defined in applicable accounting standards, Trustmark Trust is considered a variable interest entity for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of the trust are not included in Trustmark’s consolidated financial statements.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenues over the past five years.

Summary Information
($ in thousands)

December 31,	2011	2010	2009	2008	2007
Securities	$2,526,698	$2,318,096	$1,917,380	$1,802,470	$717,441
Total securities growth (decline)	$208,602	$400,716	$114,910	$1,085,029	$(333,074)
Total securities growth (decline)	9.00%	20.90%	6.38%	151.24%	-31.71%

Loans	$5,934,288	$6,060,242	$6,319,797	$6,722,403	$7,040,792
Total loans (decline) growth	$(125,954)	$(259,555)	$(402,606)	$(318,389)	$477,639
Total loans (decline) growth	-2.08%	-4.11%	-5.99%	-4.52%	7.28%

Assets	$9,727,007	$9,553,902	$9,526,018	$9,790,909	$8,966,802
Total assets growth (decline)	$173,105	$27,884	$(264,891)	$824,107	$125,832
Total assets growth (decline)	1.81%	0.29%	-2.71%	9.19%	1.42%

Deposits	$7,566,363	$7,044,567	$7,188,465	$6,823,870	$6,869,272
Total deposits (decline) growth	$521,796	$(143,898)	$364,595	$(45,402)	$(106,892)
Total deposits (decline) growth	7.41%	-2.00%	5.34%	-0.66%	-1.53%

Equity	$1,215,037	$1,149,484	$1,110,060	$1,178,466	$919,636
Total equity growth (decline)	$65,553	$39,424	$(68,406)	$258,830	$28,301
Total equity growth (decline)	5.70%	3.55%	-5.80%	28.14%	3.18%

Years Ended December 31,
Revenue *	$508,797	$517,950	$522,451	$496,418	$463,230
Total revenue (decline) growth	$(9,153)	$(4,501)	$26,033	$33,188	$27,531
Total revenue (decline) growth	-1.77%	-0.86%	5.24%	7.16%	6.32%

*  - Revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Items 6 and 7 of this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenues for each of the geographic regions in which it operates as of and for the year ended December 31, 2011 ($ in thousands):

	Loans		Deposits		Revenue (3)
	Amount	%	Amount	%	Amount	%
Mississippi (1)	$4,291,102	72.3%	$5,704,680	75.4%	$406,277	79.8%
Tennessee (2)	486,650	8.2%	1,181,730	15.6%	39,712	7.8%
Florida	365,518	6.2%	225,497	3.0%	25,811	5.1%
Texas	791,018	13.3%	454,456	6.0%	36,997	7.3%
Total	$5,934,288	100.0%	$7,566,363	100.0%	$508,797	100.0%

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3) - Revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2011, Trustmark operated through three operating segments -- General Banking, Insurance and Wealth Management.  The table below presents segment data regarding net interest income, provision for loan losses, noninterest income, net income and average assets for each segment for the last three years ($ in thousands):

	Years ended December 31,
	2011	2010	2009
General Banking
Net interest income	$344,415	$347,607	$349,790
Provision for loan losses	30,185	49,551	77,052
Noninterest income	109,601	115,934	116,335
Net income	100,568	93,025	85,002
Average assets	9,436,557	9,136,491	9,356,520

Wealth Management
Net interest income	$4,256	$4,174	$4,123
Provision for loan losses	143	(5)	60
Noninterest income	23,300	22,243	22,400
Net income	2,810	3,975	4,410
Average assets	81,472	89,240	95,713

Insurance
Net interest income	$272	$242	$296
Noninterest income	26,953	27,750	29,507
Net income	3,463	3,636	3,635
Average assets	65,414	66,096	68,209

For more information on Trustmark’s Segments, please see Results of Segment Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 - Segment Information included in Item 8 - Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Current Economic Environment

During 2011, there were signs that the national economy was recovering; however, the recovery remains fragile and is still threatened by weak labor markets, continued issues with asset quality in the residential and commercial mortgage markets, household and business uncertainty and tight credit conditions.  The recent escalation of the financial crisis in Europe also threatens any recovery that may develop in the United States.  These uncertainties are expected to persist for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

The European financial crisis continues to escalate, creating risks and uncertainties affecting the global economy.  As global markets react to potential resolutions of the European financial crisis and potential economic policy changes in Europe, assets, liabilities and cash flows with no direct connection to the European Union could be influenced.  The potential impact on markets within the United States and on the economic recovery in the United States is difficult to predict.  Trustmark has no direct or indirect exposure to any debt of European sovereign and non-sovereign issuers.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.

Over the course of 2011, Trustmark’s continued efforts to reduce exposure to construction and land development lending, the decision in prior years to discontinue indirect auto financing, as well as limited demand for loans were reflected in loan totals.  At December 31, 2011, total loans held for investment, excluding covered loans, were $5.857 billion, a decrease of $202.7 million relative to one year earlier.  “Covered loans” are loans acquired in an FDIC-assisted transaction and covered under loss-share agreement.  For additional information on covered loans, please see Note 6 – Covered Loans, Covered Other Real Estate and FDIC Indemnification Asset included in Item 8 - Financial Statements and Supplementary Data, which are located elsewhere in this report.  During this period, construction and land development loans, excluding covered loans, declined $109.2 million while the indirect auto portfolio declined $119.6 million.  Trustmark also sold the remaining student loan portfolio during 2011 accounting for $34.0 million of the decline in consumer loans during this period.  Loans in Trustmark’s other businesses expanded $60.1 million during 2011.  The most significant growth in Trustmark’s loans held for investment, excluding covered loans, occurred during the fourth quarter of 2011 as economic conditions improved and loan demand began to show signs of strengthening.  Trustmark’s credit quality indicators experienced significant improvements during 2011.  Nonperforming assets, excluding covered assets, were $189.5 million at December 31, 2011, a decrease of $40.1 million, or 17.5%, when compared to December 31, 2010.  Net charge-offs for 2011 decreased by $26.0 million to $33.7 million while the provision for loan losses, excluding covered loans, also decreased to $29.7 million during 2011, a decline of $19.8 million, or 40.0%.

To help manage its exposure to credit risk, Trustmark has continued to utilize several of the resources put into place during 2008.  At that time, to address the downturn in the Florida real estate market, Trustmark established a dedicated problem asset working group.  This group is composed of experienced lenders and continues to manage problem assets in the Florida market.  In addition, a special committee of executive management continues to provide guidance while monitoring the resolutions of problem assets. Aside from these processes, Trustmark continues to conduct quarterly reviews and assessments of all criticized loans in all its markets.  These comprehensive assessments, which long pre-date the recent economic recession, include the formulation of action plans and updates of recent developments on all criticized loans.  Managing credit risks resulting from current economic and real estate market conditions continues to be a primary focus for Trustmark.

Trustmark’s Florida market, the most significantly impacted by the downturn in the real estate market, has seen positive trends in economic conditions during 2011.  Unemployment rates in this market have remained below the national level, and job growth rates in Florida continue to be positive.  The change in the total number of real estate sales transactions in Trustmark’s Florida market for all major categories as of November 30, 2011 (annualized) and December 31, 2010 were positive when compared to the previous year with the exception of new condominiums.  New home sales (homes, condominiums and townhouses) were flat from 2009 to 2010 as the number of transactions grew less than one percent for the comparison period due to building activity remaining low. However, new home sales have increased by 22.1% over 2010 levels through November 30, 2011.  The new housing trend in Trustmark’s Florida market was flat in 2008, 2009, and 2010, but an upward trend began after a sharp increase in the summer months of 2011.  Home resale volume grew by 1.4% from 2009 to 2010, which was a slower pace than the 4.8% growth from 2008 to 2009.  Through November 30, 2011 (annualized), home resale volumes grew by 15.4% over 2010 home resale volumes.  Overall, commercial property transactions in Trustmark’s Florida market increased for the 2010 and 2011 year-to-year comparison period.  The average price per transaction for new home sales, home resales, and residential lot sales at November 30, 2011 declined by 0.5%, 2.4% and 2.6%, respectively, when compared to the same period in 2010.  Through November 2011, commercial facilities continued to grow by total dollar over 2010, while the average price per transaction was flat.  Commercial vacant land was the most impacted category in 2011.  While the average price per transaction for commercial vacant land increased by 45.9% in 2010 over 2009, the average price declined by 51.1% over 2010 levels through November 2011.  The actual foreclosures completed in 2010 increased by 48.8% when compared to 2009, while lis pendens, filings for notification of pending foreclosure, declined 29.9%.  As of November 30, 2011, foreclosures completed had declined 28.4% and lis pendens had declined 47.0% when compared to the same period in 2010.  Overall, trends through November 2011, the most recent available data, show solid improvement across the spectrum of properties in Trustmark’s Florida market.

TNB did not make significant changes to its loan underwriting standards during 2011.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

Trustmark has also continued to dedicate staff to mitigate foreclosure of primary residences on borrowers that are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff have been utilized to accommodate loss mitigation activity.  Trustmark continues to utilize personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation.  In some cases, Trustmark may make deferred payment arrangements with such borrowers on a short-term basis.  Likewise, Trustmark is following the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.

Loan modifications made to date have substantially all occurred on loans serviced for outside investors.  During 2010, Trustmark established an in-house mortgage modification program.  The program is focused on extending loan maturities, which results in a reduced payment for those customers meeting program criteria.  Demand for this program continues to be very limited.  As for new loan originations, primarily those intended for sale in the secondary market, Trustmark follows the underwriting standards of the relevant government agencies.  As those agencies have revised standards on new originations, so has Trustmark.  During 2011, Trustmark continued to allocate the appropriate resources to fully comply with all investor underwriting requirements.

Total deposits at December 31, 2011 of $7.566 billion reflected a 7.4% increase from $7.045 billion at December 31, 2010.  This growth in deposits is comprised of an increase in both noninterest-bearing and interest-bearing deposits of $396.8 million and $125.0 million, respectively.  Noninterest-bearing deposit growth was seen primarily in public entity, commercial and business accounts, with the Heritage acquisition contributing a modest $14.5 million.  The increase in interest-bearing deposits resulted primarily from growth in public entity and money market accounts as well as $135.4 million from the Heritage acquisition.  Partially offsetting the increase was a decrease in certificate of deposit account balances, excluding Heritage, of $204.2 million as Trustmark continues its efforts to reduce high-cost deposit balances.

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

At June 30, 2011, Trustmark’s deposit market share ranked within the top four positions in 75% of the 36 counties served and in the first or second position in 47% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2011.

Market	Deposit Market Share
Mississippi	13.78%
Texas	0.08%
Tennessee	0.26%
Florida	0.06%

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

The Dodd-Frank Act represents very broad legislation that expands federal oversight of the banking industry and federal law, including under the FDI Act and the BHC Act.  For example, under the FDI Act, as amended by the Dodd-Frank Act, federal regulators must require that depository institution holding companies serve as a source of strength for their depository institution subsidiaries.  In addition, through its amendment to 12 U.S.C. § 1848a of the BHC Act, the Dodd-Frank Act eliminates the strict limitations on the ability of the Federal Reserve Board to exercise rulemaking, supervisory and enforcement authority over functionally regulated bank holding company subsidiaries.

Consumer Financial Protection Bureau

The Dodd-Frank Act establishes the Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  Effective July 21, 2011, the CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions, having total assets of more than $10 billion, to be measured at times and intervals that have yet to be determined, and their affiliates. The CFPB has exclusive supervision authority, including examination authority, over these institutions and their affiliates to assess compliance with Federal consumer financial laws, obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

TNB’s total assets were $9.6 billion at December 31, 2011 and $9.4 billion at both December 31, 2010 and 2009.  If and when TNB’s total assets exceed $10 billion, the CFPB will become the primary regulator of TNB and all of its affiliates for consumer protection purposes.  Until that time, the CFPB will have limited jurisdiction over TNB and its affiliates’ operations, with the exclusive consumer protection enforcement authority for such smaller banks resting with TNB’s primary federal banking regulator, and the CFPB’s role limited to requiring reports and participating in examinations with the primary federal banking regulator.  Such CFPB reports from smaller banks may be required as necessary to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.  The CFPB has limited examination authority over smaller banks. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the bank’s primary federal banking regulator, and the CFPB examiner’s role is limited to assessing compliance with Federal consumer financial law.  A bank’s primary federal banking regulator will have exclusive authority to enforce Federal consumer financial laws with respect to smaller banks, and unlike the affiliates of “very large” institutions, affiliates of smaller banks will not be expressly subject to CFPB enforcement.

Federal Oversight Over Mergers and Acquisitions

Bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve Board to be closely related to banking.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.  The BHC Act further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977.

The BHC Act also requires Federal Reserve Board approval for a bank holding company’s acquisition of a non-insured depository institution company.  The Federal Reserve Board must generally consider whether performance of the activity by a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Dodd-Frank Act gives the Federal Reserve Board express statutory authority also to consider the “risk to the stability of the United States banking or financial system” when reviewing the acquisition of a non-insured depository institution company by a bank holding company.

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

In addition, the Dodd-Frank Act amends the FDI Act, imposing new restrictions on insured depository institutions’ purchases of assets from insiders.  The Federal Reserve Board is given rulemaking authority over these new asset-purchase restrictions subject to prior consultation with the OCC and FDIC.

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

While TNB’s activities are governed primarily by federal law, the Dodd-Frank Act potentially narrows National Bank Act preemption for state consumer financial laws, thereby making TNB and other national banks potentially subject to increased state regulation.  The Dodd-Frank Act also codifies the Supreme Court’s decision in Cuomo v. Clearing House Ass’n.  As a result, State Attorneys General may enforce “an applicable law” against federally-chartered depository institutions like TNB.  In addition, under the Dodd-Frank Act, State Attorneys General are authorized to bring civil actions against federally-chartered institutions, like TNB, to enforce regulations prescribed by the CFPB (once enacted) or to secure other remedies.

Finally, the Dodd-Frank Act potentially expands state regulation over banks by eliminating National Bank Act preemption for national bank operating subsidiaries, including operating subsidiaries of TNB.

TNB’s nonbanking subsidiaries are already subject to a variety of state and federal laws.  TIA, a registered investment advisor, is subject to supervision and regulation by the SEC and the State of Mississippi.  FBBI is subject to the insurance laws and regulations of the states in which its divisions are active.

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

In addition to the changes described above, the Dodd-Frank Act makes numerous changes to the various patchwork of federal laws that regulate the activities of Trustmark, TNB and their subsidiaries and affiliates. The Dodd-Frank Act amends the Electronic Fund Transfer Act to authorize the Federal Reserve Board to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the Federal Reserve Board issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective October 1, 2011.  In addition, the Federal Reserve Board also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The fraud-prevention adjustment was effective on October 1, 2011, concurrent with the debit card interchange fee limits.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion are exempt from the debit card interchange fee standards.  Therefore, there was no impact of the Federal Reserve Board final rule (Regulation II - Debit Card Interchange Fees and Routing) to Trustmark’s noninterest income during 2011.  However, if and when Trustmark has assets of greater than $10.0 billion, the effect of the Federal Reserve Board final rule could be to reduce noninterest income on an annual basis by $6.0 million to $8.0 million.  Management is currently evaluating Trustmark’s product structure and services to offset any potential impact of the Federal Reserve Board final rule, if and when Trustmark's assets exceed the $10.0 billion threshold.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

Trustmark is also subject to extensive regulations aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Treasury has issued a number of implementing regulations to financial institutions that apply to various requirements of the USA Patriot Act.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

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

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively.  At December 31, 2011, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 14.81% and 16.67% of its total risk-weighted assets, respectively.  At December 31, 2011, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 14.44% and 16.28% of its total risk-weighted assets, respectively.

The Federal Reserve Board also requires bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or having implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio.  For TNB to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%.  At December 31, 2011, the leverage ratios for Trustmark and TNB were 10.43% and 10.18%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The FDI Act identifies five capital categories for insured depository institutions.  These include well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The FDI Act requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2011, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  In addition, the FDI Act requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

In September 2010, the Basel Committee announced that its participants had agreed to new international minimum capital standards for banks.  The new agreement, known as Basel III, was ratified by the G-20 leaders at their November summit in Seoul, South Korea.  Basel III makes four fundamental changes to required minimum capital that will be phased in over the next eight years.  First, it establishes a new minimum ratio of common equity to risk-weighted assets in addition to the Tier 1 ratio.  This change is expected to lessen the importance of the Tier 1 ratio in assessing a bank’s financial status. Second, it establishes a stricter definition for the elements of common equity in the stress test and other banking measures. Third, Basel III changes the risk weighting of many assets to capture a number of additional risks and increase total risk-weighted assets (the denominator of the ratio) for many banks.  Fourth, Basel III raises the required ratio of common equity to risk-weighted assets to at least 7%, comprised of a minimum of 4.5% plus a 2.5% capital conservation buffer.  Trustmark’s regulatory capital requirements may be increased due to planned revisions to minimum capital standards by Basel III.  These revisions, once finalized, will need to be implemented by U.S. bank regulators before they become binding upon Trustmark, and there is no certainty when this will occur or what form the final revisions will take.  It is likely, however,  that once implemented, all banking organizations subject to Basel III, including Trustmark, will be required to hold a greater amount of capital, and a greater amount of common equity, than they are currently required to hold.

Somerville, which is not a significant subsidiary as defined by the SEC and thus is not discussed in detail in this section, was also in compliance with all applicable capital adequacy guidelines at December 31, 2011.

Payment of Dividends and Other Restrictions

The principal source of Trustmark’s cash revenues is dividends from TNB. There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2012 approximately $85.4 million plus its net income for that year to pay to Trustmark as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (the CAMELS component rating). For Risk Category I institutions (generally those institutions with less than $10 billion in assets), including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings. The minimum annualized assessment rate for Risk Category I institutions during 2011 was 2.5 basis points with the maximum rate being 9 basis points. Assessment rates for institutions in Risk Category I may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

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

The FDIC has stated its intention, as part of a proposed plan to restore the DIF following significant decreases in its reserves, to increase deposit insurance assessments. On January 1, 2009, the FDIC increased its assessment rates and has since imposed further rate increases and changes to the current risk-based assessment system. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets less Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. TNB’s prepaid assessment amount for this period was approximately $39.1 million and was collected by the FDIC on December 30, 2009.  At December 31, 2011, TNB’s remaining prepaid assessment was approximately $19.2 million.

In 2011, TNB’s expenses related to deposit insurance premiums totaled $7.1 million.  In addition, TNB also paid approximately $670 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2017 through 2019.  For the quarter ended December 31, 2011, the FICO assessment rate was equal to 0.66 basis points.  Somerville’s total FDIC expenses for 2011 were $189 thousand.

Recent Regulatory Developments

In November 2009, the Federal Reserve Board adopted final rules (Regulation E – Electronic Fund Transfers) that prohibit financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the consumer consents to the overdraft service for those products.  This change reduced the fees that Trustmark is able to charge when customers have insufficient funds in an account.  This change, which became effective on July 1, 2010 for new accounts and August 15, 2010 for existing accounts, reduced noninterest income by approximately $1.0 million for the year ended December 31, 2010. The full impact of the Federal Reserve Board rule (Regulation E – Electronic Fund Transfers) was a reduction in noninterest income of approximately $3.6 million for the year ended December 31, 2011.

On September 1, 2011, Trustmark implemented a five item maximum per day for personal account overdrafts.  This change reduced noninterest income by approximately $400 thousand for the year ended December 31, 2011.  The full impact of this change is expected to be a reduction in noninterest income of an estimated $1.3 million for 2012.

In addition, final guidance is expected from the OCC in the first quarter of 2012 or thereafter, which will clarify their regulatory position as it pertains to selected components of Trustmark’s overdraft programs.  Trustmark expects that the impact of this guidance, which addresses several items including posting order, could be to reduce noninterest income by an estimated $3.0 million on an annual basis.  Management is continuing to evaluate Trustmark’s product structure and services to offset the potential impact of these recent regulatory developments.

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

Employees

At December 31, 2011, Trustmark employed 2,537 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Daniel A. Grafton, 64
Trustmark Corporation
Chairman of the Board since May 2011
Trustmark National Bank
Chairman of the Board since May 2011
L-3 Communications Vertex Aerospace
President from 1991 to May 2007

Gerard R. Host, 57
Trustmark Corporation
President and Chief Executive Officer since January 2011
Interim Principal Financial Officer from November 2006 to January 2007
Trustmark National Bank
President and Chief Executive Officer since January 2011
President and Chief Operating Officer from March 2008 to December 2010
President – General Banking from February 2004 to March 2008

Louis E. Greer, 57
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Chief Accounting Officer from January 2003 to January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007
Senior Vice President and Chief Accounting Officer from February 2004 to February 2007

T. Harris Collier III, 63
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 53
Trustmark National Bank
President – Corporate Banking since September 2011
Executive Vice President and Corporate Banking Manager from September 2008 to September 2011
President – Central Region from February 2007 to September 2008
President – Wealth Management Division from August 2003 to February 2007

Mitchell J. Bleske, 37
Trustmark National Bank
Executive Vice President and Bank Treasurer since September 2011
Senior Vice President and Chief Investment Officer from February 2008 to September 2011
   United Community Banks – Blairsville, Georgia
Senior Vice President - Treasurer from October 2003 to February 2008

George C. Gunn, 60
Trustmark National Bank
Executive Vice President and Real Estate Banking Manager since September 2008
Executive Vice President and Corporate Banking Manager from February 2004 to September 2008

Robert Barry Harvey, 52
Trustmark National Bank
Executive Vice President and Chief Credit Officer since March 2010
Senior Vice President and Chief Credit Administrator from September 2004 to March 2010

Glynn Ingram, 60
Trustmark National Bank
Executive Vice President and Chief Information Officer since September 2008
Senior Vice President and Chief Information Officer from December 2007 to September 2008
Chief Information Officer from December 2006 to December 2007

James M. Outlaw, Jr., 58
Trustmark National Bank
President and Chief Operating Officer – Texas since August 2006

W. Arthur Stevens, 47
Trustmark National Bank
President – Retail Banking since September 2011
President – Mississippi Region from September 2008 to September 2011
President – South Region from February 2005 to September 2008

Douglas H. Ralston, 47
Trustmark National Bank
President – Wealth Management since November 2009
President – Trustmark Investment Advisors since June 2002

Breck W. Tyler, 53
Trustmark National Bank
Executive Vice President and Mortgage Services Manager since June 2006

Rebecca N. Vaughn-Furlow, 67
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006

Harry M. Walker, 61
Trustmark National Bank
Regional President – Central Mississippi since September 2011
President – Jackson Metro from February 2004 to September 2011

Chester A. (Buddy) Wood, Jr., 63
Trustmark National Bank
Executive Vice President and Chief Risk Officer since February 2007
Senior Vice President and Treasurer from January 2005 to February 2007

C. Scott Woods, 55
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

Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  For the year ended December 31, 2011, Trustmark’s total interest income was $392.0 million while net interest income was approximately $348.9 million.  Although total interest income and net interest income were lower when compared with 2010, the impact of interest rate risk actually improved as Trustmark was able to secure more core deposits as a less sensitive funding source during the year.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using balances at December 31, 2011 estimated that in the event of a 200 basis point increase in interest rates, there would be a reduction in net interest income of 1.8%.

Net interest income is Trustmark’s largest revenue source, and it is important to discuss how Trustmark's interest rate risk may be influenced by the various factors shown below:

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

The U.S. economic recovery is showing early signs of stabilizing, however, challenges surrounding the U.S. fiscal policy, the European debt crisis, and geopolitical risks could negatively impact the U.S. economic recovery, which could increase business risks for Trustmark.

Economic growth nearly stalled during the first half of 2011 due to several major global developments, including surging oil prices, supply-chain disruptions resulting from the Japanese tsunami and earthquakes, and the escalation of the European sovereign debt crisis.  However, economic performance gained momentum during the last half of 2011, and the U.S. economy is expected to continue on a course of moderate growth with relatively low inflation in 2012.  The unemployment rate for December 2011 was 8.5% and is expected to remain relatively stable in 2012.  While consumer confidence is expected to remain low, consumer spending is expected to continue the growth seen in the fourth quarter of 2011.  The housing market continued to show signs of improvement throughout 2011 as housing price declines showed signs of easing nationwide and housing starts and sales climbed upward.  However, risks remain that foreclosures could again increase.  Historically low interest rates and strengthening credit for both consumers and businesses is expected to gradually reduce delinquencies and increase consumer and business loan demand during 2012.

Despite signs of improvement in the U.S. economy, the economic recovery continues to progress slowly.  Trustmark does not assume that the difficult conditions in the economy and in the financial markets will improve significantly in the near future.  The concern now exists that the future of the recovery could be at risk because the economic backdrop is uncertain and unstable.  Several significant downside risks to the U.S. economy exist, including the European debt crisis, challenges surrounding the U.S. fiscal policy, and geopolitical risks.  Europe is expected to experience a mild recession during 2012, which should not dramatically impact the U.S. economy unless the European financial crisis becomes much more severe.  Trustmark has no direct or indirect exposure to any debt of European sovereign and non-sovereign issuers.  However, Trustmark could be exposed to various market risks as U.S. markets react to the escalation of the European financial crisis as part of the global economy.

Record levels of monetary and fiscal stimulus in the United States in 2009 and 2010 failed to produce the expected level of economic growth.  Significant fiscal tightening is expected in 2012, as the expiration of the payroll tax holiday and unemployment benefits programs, which Congress extended for two months at the end of 2011, as well as the expiration of the Bush-era tax cuts could result in a drag on income.  Risks that the U.S. sovereign debt rating could be further downgraded also remain as no credible plans to address the U.S. deficit have been developed.  The national presidential election will also affect additional policy actions taken throughout 2012.  These risks could negatively impact the U.S. economic recovery, or force the economy back into recession.  A further weakened economy could affect Trustmark in a variety of substantial and unpredictable ways, including affecting its borrowers’ ability to meet their repayment obligations.  It is difficult to predict the extent to which these challenging economic conditions will persist as well as the possibility that progress in the economic recovery will instead shift to the potential for further decline.  If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able successfully to mitigate any such effects on its business.  Accordingly, these factors in the U.S. economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

The economic recession has had adverse effects on Trustmark’s business and these effects could increase in severity and heighten risks for Trustmark in key areas of its business.

In addition to the general potential risks to Trustmark posed by the uncertainty of the progress of the economy, noted above, specific issues in the housing market over the past year have negatively affected Trustmark’s financial condition and results of operations, and could continue to do so.

As noted above, economic indicators showed improvement in the U.S. economy during the last half of 2011.  Declines in the national unemployment rate, increased consumer spending, and improved capital expenditures from businesses indicate that the U.S. economy is seeing gradual improvements that are expected to continue in 2012.  Declines in housing prices showed signs of easing nationwide in 2011, but not in all geographic areas.  While improvements were seen in 2011, the unemployment rate remains high and the housing market remains at depressed levels.  These factors continue to add uncertainty to the economic outlook and negatively impact the credit performance of loans in affected markets.  Economic conditions and negative credit performance have resulted in writedowns of asset values by financial institutions, including Trustmark, during this recession period.  Trustmark’s strategic focus to reduce exposure to construction and land development lending as well as successful efforts to manage problem assets resulted in significant improvements in credit quality during 2011.

While improvements were seen in economic conditions during 2011, the economic outlook remains uncertain and risks remain that could negatively impact progress in the economy.  As noted above, Trustmark does not assume that the difficult conditions in the economy and in the financial markets will improve significantly in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Trustmark.  In particular, Trustmark may face the following risks in connection with these events:

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

There are inherent risks associated with Trustmark’s lending activities.  As discussed above, the recent economic recession resulted in increases in Trustmark’s loan losses and impaired loans.  While the housing and real estate markets have improved, they remain at depressed levels.  If trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if the U.S. economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect to make further increases in its provision for loan losses in the future, particularly if economic conditions deteriorate.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators. As of December 31, 2011, total gross unrealized losses on temporarily impaired securities totaled $191 thousand. Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary. If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

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

As the Dodd-Frank Act continues to turn into specific regulatory requirements, there will be further business impacts across a myriad of industries, not just banking.  Some of those impacts are readily anticipated, such as the change to interchange fees, which is described in the State Laws and Other Federal Oversight section in Item 1 – Business of this document.  However, other impacts are more difficult to predict and quantify at this time.  For example, provisions that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Finally, because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers.  It is clear, however, that the implementation of the Dodd-Frank Act will require Management to invest significant time and resources to evaluate the potential impact of this Act.  Management will continue to evaluate this impact as more details regarding the implementation of these provisions become available.

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

The volatility in the stock prices of companies in the financial services industry may make it more difficult for shareholders to resell Trustmark common stock at attractive prices in a timely manner.  Trustmark’s stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole.  Trustmark’s stock price in 2011 was subjected to increased volatility, reflecting the volatility faced by the financial markets in general.  Since January 1, 2011, Trustmark’s stock reached a high of $26.14 per share on January 18, 2011, and a low of $17.06 per share on October 4, 2011.  The factors affecting financial stocks generally and Trustmark’s stock price in particular include:

•	actual or anticipated variations in earnings;
•	changes in analysts’ recommendations or projections;
•	operating and stock performance of other companies deemed to be peers;
•	perception in the marketplace regarding Trustmark, its competitors and/or the industry as a whole;
•	significant acquisitions or business combinations involving Trustmark or its competitors;
•	changes in government regulation;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions; and
•	volatility affecting the financial markets in general.

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

Many of Trustmark’s loans are secured by property or are made to businesses in or near the Gulf Coast regions of Texas, Mississippi and Florida which are often in the path of seasonal hurricanes.  As reported in previous filings, Hurricane Katrina had a catastrophic effect on Trustmark’s Mississippi market, and in late summer 2008, Hurricane Gustav threatened to create a similar result in the Houston metropolitan area, which is the location of Trustmark’s Texas operations.  Natural disasters, such as hurricanes, could have a significant negative impact on the stability of Trustmark’s deposit base, the ability of borrowers to repay outstanding loans and the value of collateral securing loans, and could cause Trustmark to incur material additional expenses.  Although Management has established disaster recovery policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable Trustmark’s borrowers to recover from the effects of the event, could have a material adverse effect on Trustmark.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 196,000 square feet, or 74%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  Trustmark, through its two banking subsidiaries, also operates 142 full-service branches, 20 limited-service branches, one in-store branch and an ATM network, which includes 140 ATMs at on-premise locations and 61 ATMs located at off-premise sites.  In addition, Trustmark’s Insurance Division utilizes three off-site locations while the Mortgage Banking Group has two additional off-site locations.  Trustmark leases 74 of its 229 locations with the remainder being owned.

ITEM 3. LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud arising from the facts set forth in pending federal criminal indictments and civil complaints against Mr. Stanford, other individuals and the Stanford Financial Group. Plaintiffs have demanded a jury trial. Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee filed a motion to intervene in this action.  In January 2012, Plaintiffs filed a motion to join the Official Stanford Investors Committee as an additional plaintiff in this action.  Trustmark opposed these two motions.  The court has not yet ruled on the intervention and joinder motions.

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

On December 2, 2011, TNB was sued in a putative class action lawsuit filed by plaintiff Kathy D. White, on behalf of herself and purportedly on behalf of all similarly situated customers of TNB, in the United States District Court for the Northern District of Mississippi, Greenville Division.  The case was transferred to the United States District Court for the Southern District of Mississippi, Jackson Division, at the request of TNB; the pleadings are a matter of public record in that court's files, civil action 3:12 cv 00082 TSL MTP.  The complaint challenges TNB’s practices regarding “overdraft” or “non-sufficient funds” fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices of charges, and calculations of fees.  The complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment.  The plaintiff seeks monetary damages, restitution, and injunctive and declaratory relief from TNB. Among other relief, plaintiff’s complaint demands reimbursement of fees collected by TNB and seeks a prohibition against various means of calculating and collecting such fees in the future.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a material adverse outcome in any such case is not reasonably possible.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2011 and 2010, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2011		2010
Sales Price Per Share	High	Low	High	Low
First quarter	$26.14	$21.57	$25.47	$21.46
Second quarter	24.50	22.27	26.88	20.40
Third quarter	24.14	17.62	22.71	18.83
Fourth quarter	24.78	17.06	26.08	21.29

Dividends Per Share			2011	2010
First quarter			$0.23	$0.23
Second quarter			0.23	0.23
Third quarter			0.23	0.23
Fourth quarter			0.23	0.23
Total			$0.92	$0.92

At January 31, 2012, there were approximately 3,600 holders of record of Trustmark’s common stock.  Other information required by this item can be found in Note 17 - Shareholders’ Equity included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this report.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Banks – Regional – US. Trustmark’s previous industry index, the Morningstar Regional – Southeast Banks, along with the other regional banking groups, has been incorporated into the Morningstar Banks – Regional – US industry index.  The Morningstar Banks – Regional – US is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2006, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2006	2007	2008	2009	2010	2011
Trustmark	100.00	80.08	71.41	78.26	89.97	91.72
Morningstar Banks - Regional - US	100.00	80.29	54.55	51.44	56.98	45.63
NASDAQ	100.00	110.55	66.30	96.34	113.71	112.81

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2011 ($ in thousands except per share data).  The data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

Years Ended December 31,	2011	2010	2009	2008	2007
Consolidated Statements of Income
Total interest income	$391,979	$408,218	$442,062	$483,279	$543,143
Total interest expense	43,036	56,195	87,853	164,119	242,360
Net interest income	348,943	352,023	354,209	319,160	300,783
Provision for loan losses, excluding covered loans	29,704	49,546	77,112	76,412	23,784
Provision for covered loan losses	624	-	-	-	-
Noninterest income	159,854	165,927	168,242	177,258	162,447
Noninterest expense	329,850	325,649	308,259	283,719	276,449
Income before income taxes	148,619	142,755	137,080	136,287	162,997
Income taxes	41,778	42,119	44,033	43,870	54,402
Net Income	106,841	100,636	93,047	92,417	108,595
Preferred stock dividends/discount accretion	-	-	19,998	1,353	-
Net Income Available to Common Shareholders	$106,841	$100,636	$73,049	$91,064	$108,595

Common Share Data
Basic earnings per share	$1.67	$1.58	$1.26	$1.59	$1.88
Diluted earnings per share	1.66	1.57	1.26	1.59	1.88
Cash dividends per share	0.92	0.92	0.92	0.92	0.89

Performance Ratios
Return on average common equity	8.95%	8.79%	7.22%	9.62%	12.02%
Return on average tangible common equity	12.25%	12.31%	10.80%	14.88%	19.17%
Return on average total equity	8.95%	8.79%	7.72%	9.53%	12.02%
Return on average assets	1.11%	1.08%	0.98%	1.01%	1.23%
Net interest margin (fully taxable equivalent)	4.26%	4.41%	4.25%	4.01%	3.91%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.56%	0.95%	1.01%	0.87%	0.23%
Provision for loan losses/average loans	0.49%	0.79%	1.14%	1.09%	0.35%
Nonperforming loans/total loans (incl LHFS*)	1.82%	2.30%	2.16%	1.64%	0.91%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.08%	3.64%	3.48%	2.18%	1.02%
Allowance for loan losses/total loans (excl LHFS*)	1.53%	1.54%	1.64%	1.41%	1.13%

December 31,	2011	2010	2009	2008	2007
Consolidated Balance Sheets
Total assets	$9,727,007	$9,553,902	$9,526,018	$9,790,909	$8,966,802
Securities	2,526,698	2,318,096	1,917,380	1,802,470	717,441
Loans held for investment and covered loans (incl LHFS*)	6,150,841	6,213,286	6,546,022	6,960,668	7,188,300
Deposits	7,566,363	7,044,567	7,188,465	6,823,870	6,869,272
Common shareholders' equity	1,215,037	1,149,484	1,110,060	973,340	919,636
Preferred shareholder equity	-	-	-	205,126	-

Common Stock Performance
Market value - close	$24.29	$24.84	$22.54	$21.59	$25.36
Common book value	18.94	17.98	17.43	16.98	16.06
Tangible common book value	14.18	13.17	12.55	11.49	10.48

Capital Ratios
Total equity/total assets	12.49%	12.03%	11.65%	12.04%	10.26%
Common equity/total assets	12.49%	12.03%	11.65%	9.94%	10.26%
Tangible equity/tangible assets	9.66%	9.11%	8.67%	9.11%	6.94%
Tangible common equity/tangible assets	9.66%	9.11%	8.67%	6.95%	6.94%
Tangible common equity/risk-weighted assets	13.83%	12.62%	11.55%	9.03%	8.15%
Tier 1 leverage ratio	10.43%	10.14%	9.74%	10.42%	7.86%
Tier 1 common risk-based capital ratio	13.90%	12.87%	11.63%	9.27%	8.25%
Tier 1 risk-based capital ratio	14.81%	13.77%	12.61%	13.01%	9.17%
Total risk-based capital ratio	16.67%	15.77%	14.58%	14.95%	10.93%

(1) - Excludes Covered Assets (Loans and Other Real Estate).
  * - LHFS is Loans Held for Sale.
** - ORE is Other Real Estate.

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2011 and 2010 ($ in thousands except per share data).

2011	1Q	2Q	3Q	4Q
Interest income	$97,985	$99,402	$96,193	$98,399
Interest expense	11,610	11,572	10,513	9,341
Net interest income	86,375	87,830	85,680	89,058
Provision for loan losses, excluding covered loans	7,537	8,116	7,978	6,073
Provision for covered loan losses	-	-	-	624
Noninterest income	36,371	46,432	44,272	32,779
Noninterest expense	80,018	81,348	85,481	83,003
Income before income taxes	35,191	44,798	36,493	32,137
Income taxes	11,178	13,196	9,525	7,879
Net income available to common shareholders	$24,013	$31,602	$26,968	$24,258
Earnings per common share
Basic	$0.38	$0.49	$0.42	$0.38
Diluted	0.37	0.49	0.42	0.38

2010
Interest income	$103,140	$103,128	$101,101	$100,849
Interest expense	15,722	14,642	13,534	12,297
Net interest income	87,418	88,486	87,567	88,552
Provision for loan losses	15,095	10,398	12,259	11,794
Noninterest income	38,369	44,947	43,979	38,632
Noninterest expense	76,361	84,428	84,423	80,437
Income before income taxes	34,331	38,607	34,864	34,953
Income taxes	10,876	12,446	9,004	9,793
Net income available to common shareholders	$23,455	$26,161	$25,860	$25,160
Earnings per common share
Basic	$0.37	$0.41	$0.40	$0.39
Diluted	0.37	0.41	0.40	0.39

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

While the economy has shown modest signs of improvement, the outlook remains uncertain.  Recent indicators of spending, production and job market activity have shown positive trends, however, unemployment remains elevated, the housing sector continues to be depressed and global markets continue to pose a downside risk.  Consumer confidence declined in January after back-to-back gains in the final two months of 2011 as consumers’ assessment of current business and labor markets turned more pessimistic.  Doubts surrounding the current economic recovery are expected to persist for some time, especially as the magnitude of economic distress facing local markets place continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

The European financial crisis continues to escalate, creating risks and uncertainties affecting the global economy.  As global markets react to potential resolutions of the European financial crisis and potential economic policy changes in Europe, assets, liabilities and cash flows with no direct connection to the European Union could be influenced.  The potential impact on markets within the United States and on the economic recovery in the United States is difficult to predict.  Trustmark has no direct or indirect exposure to any debt of European sovereign and non-sovereign issuers.

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

TNB did not make significant changes to its loan underwriting standards during 2011.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream Federal funds lines, FHLB advances and brokered deposits.

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance account is maintained at a level which is believed to be adequate by management based on estimated probable losses within the loan portfolio.  Evaluations of the portfolio and individual credits are inherently subjective as they require estimates, assumptions, and judgments as to the facts and circumstances of particular situations.  Some of the factors considered, such as amounts and timing of future cash flows expected to be received, may be susceptible to significant change.

Trustmark's allowance methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance.  The allowance for loan losses consists of three components:   (i) a historical valuation allowance determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 450, "Contingencies," based on historical loan loss experience for loans with similar characteristics and trends,   (ii) a specific valuation allowance determined in accordance with FASB  ASC Topic 310 "Receivables," based on probable losses on specific loans, and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions, and judgments as described below.

Loans-Specific Valuation Allowance

Once a loan is classified, it is subject to periodic review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria contained in FASB ASC Topic 310.  A formal impairment analysis is performed on all non-accrual loans with an outstanding balance of $500,000 or more, and based upon this analysis loans are written-down to net realizable value.

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of loans contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial loans for working capital purposes and non-working capital purposes, commercial real estate loans (which are further segregated into construction, land, lots and development, owner-occupied and non-owner occupied categories), 1-4 family mortgage loans, and other consumer loans.  Loans are further segregated based on Trustmark's internal credit risk rating process that evaluates, among other things: the obligor's ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness, and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each grade within loan groups based upon degree of risk.

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting the bank as a whole as well as specific loans.  Factors considered include the following within the bank's four geographic market regions:  the experience, ability, and effectiveness of the bank's lending management and staff; adherence to Trustmark's loans policies, procedures, and internal controls; the volume of other exceptions relating to collateral and financial documentation; concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results incorporated into a "qualitative factor allocation matrix" which is used to establish an appropriate allowance.

During 2009, Trustmark revised its allowance methodology to further segregate the commercial portfolio into 13 distinct pools with similar characteristics based upon the underlying nature or purpose of the loan, collateral, repayment sources, and risk profiles.  The methodology was refined again in the first quarter of 2010 to consider these pools separately in the four market regions within which the bank operates.  These changes did not result in any material impact to the overall balance of the allowance for loan losses for the relevant period.

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

Acquired Loans, including Covered Loans

Acquired loans are accounted for under the acquisition method of accounting (formerly the purchase method). The acquired loans are recorded at their estimated fair values as of the acquisition date.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Trustmark accounts for acquired loans deemed to be impaired under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 are referred to as “acquired impaired loans.” Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the non-accretable difference.  The non-accretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio and such amount is subject to change over time based on the performance of such loans.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Improvements in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively.  Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired loans as well as the accretable yield and results in a charge to income through the provision for loans losses and the establishment of an allowance for loan losses.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income over the remaining average life of the acquired loans.

Under FASB ASC Topic 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

Covered Loans

Loans acquired in an FDIC-assisted transaction and covered under loss-share agreements, such as those acquired from Heritage, are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  The covered loans are recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition, such as Heritage, that is subject to a FDIC loss-share agreement is referred to as “covered other real estate” and reported separately in Trustmark’s consolidated balance sheets. Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value, less estimated selling costs.

Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense, and are mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments are credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value at acquisition date and the undiscounted cash flows Trustmark expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  The FDIC indemnification asset is presented net of any true-up provision due to the FDIC at the termination of the loss-share agreement.  Please refer to Note 2 – Business Combinations in Item 8 – Financial Statements and Supplementary Data for additional information regarding the FDIC true-up provision under the loss-share agreement.

The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in the cash flow of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in the cash flow of the covered loans and covered other real estate under those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

To reduce the sensitivity of earnings to interest rate fluctuations, Trustmark utilizes exchange-traded derivative instruments such as Treasury note futures contracts and exchange-traded options to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates, depending on the amount of MSR hedged.  From time to time, Trustmark may choose not to fully hedge the MSR, partly because origination volume tends to act as a natural hedge.  For example, as interest rates decline, the fair value of the MSR generally decreases and fees from new originations tend to increase.  Conversely, as interest rates increase, the fair value of the MSR generally increases, while fees from new originations tend to decline.

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

At December 31, 2011, the MSR fair value was approximately $43.3 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at December 31, 2011, would be a decline in fair value of approximately $1.7 million and $707 thousand, respectively.  Changes of equal magnitude in the opposite direction would produce increases in fair value in the same respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805, “Business Combinations.”  The carrying amount of goodwill at December 31, 2011 totaled $246.7 million for the General Banking segment and $44.4 million for the Insurance segment, a consolidated total of $291.1 million. Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $14.1 million at December 31, 2011, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance segments as of October 1, 2011, 2010, and 2009, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking reporting unit utilized valuations based on comparable deal values for financial institutions while the test for the Insurance reporting unit utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization (EBITDA) method based on recent acquisition activity.  The analysis indicated that the Insurance Division’s fair value increased to 110.7% of book value at October 1, 2011, compared with 104.6% at October 1, 2010.  Based on this analysis, Trustmark concluded that no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

•
Population and Characteristics of Associates. Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits. At December 31, 2011, the pension plan census totaled 2,709 associates.

•
Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation is currently 4.00%.  The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2011).  The discount rate is reset annually on the measurement date to reflect current economic conditions.  If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit plans and kept all other assumptions constant, the benefit cost associated with these plans would decrease or increase by approximately $825 thousand and $953 thousand, respectively.

•
Expected Long-Term Rate of Return on Plan Assets.  Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Capital Accumulation Plan, the current pre-tax expected rate of return on the plan assets is 8%.  This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount.  Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets.  If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $736 thousand.

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

•
Amends the Electronic Fund Transfer Act to authorize the Federal Reserve to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  Requires that fees must be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.  On June 29, 2011, the Federal Reserve issued a final rule implementing this provision, which took effect on October 1, 2011.  On July 12, 2011, the Federal Reserve issued a list of banking organizations subject to and exempt from the new restrictions based on their December 31, 2010 asset levels.  Trustmark has been classified as exempt.  The Federal Reserve plans to update this list annually based on year-end asset levels.

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

•
Adopts the so-called Volcker Rule, which bans depository institutions and their affiliates (banking entities) from engaging in proprietary trading and sponsoring or investing in hedge funds and private equity funds.  On October 11, 2011, certain of the federal banking agencies released proposed regulations interpreting the Volcker Rule; full conformity with the Volcker Rule’s requirements is expected by mid-July 2014.  As part of these rules, banking entities (including Trustmark) will be required to put in place detailed compliance programs.

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

In addition, Trustmark’s regulatory capital and liquidity requirements may be increased due to planned revisions to the existing Basel Accords (Basel III).  These revisions, once finalized, will need to be implemented by U.S. bank regulators before they become binding upon Trustmark, and there is no certainty when this will occur or what form the final revisions will take.  It is likely, however,  that once implemented, all banking organizations subject to Basel III, including Trustmark, will be required to hold a greater amount of capital, and a greater amount of common equity, than they are currently required to hold.

Financial Highlights

Net income available to common shareholders totaled $106.8 million for the year ended December 31, 2011, compared with $100.6 million for 2010 and $73.0 million for 2009. For 2011, Trustmark’s basic earnings per common share were $1.67 compared with $1.58 for 2010 and $1.26 for 2009.  Diluted earnings per share were $1.66 for 2011, $1.57 for 2010 and $1.26 for 2009.  At December 31, 2011, Trustmark reported gross loans, including loans held for sale and covered loans, of $6.151 billion, total assets of $9.727 billion, total deposits of $7.566 billion and total shareholders’ equity of $1.215 billion.  Trustmark’s financial performance for 2011 resulted in a return on average tangible common shareholders’ equity of 12.25%, a return on common equity of 8.95% and a return on assets of 1.11%.  These compared with 2010 ratios of 12.31% for return on average tangible common shareholders’ equity, 8.79% for return on common equity and 1.08% for return on assets, while in 2009 the return on average tangible common shareholders’ equity was 10.80%, the return on common equity was 7.22% and the return on assets was 0.98%.

Net income available to common shareholders for 2011 increased $6.2 million, or 6.2%, compared to 2010.  The increase was primarily the result of a decline in the loan loss provision, excluding covered loans, of $19.8 million.  The increase in net income available to common shareholders was partially offset by a decline in noninterest income of $6.1 million predominantly due to decreases in service charges on deposit accounts and mortgage banking, net.  The growth in noninterest expense of $4.2 million, which primarily resulted from increased loan expenses, also offset the increase in the net income available to common shareholders.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.  These amounts have not been adjusted for the acquisition of the Heritage Banking Group (Heritage) which is discussed below.

Trustmark’s 2011 provision for loan losses, excluding covered loans, totaled $29.7 million, a decrease of $19.8 million when compared to 2010, while total net charge-offs decreased to $33.7 million during 2011, compared to $59.7 million for 2010 and $68.4 million for 2009.  Total nonperforming assets, excluding covered assets (loans and other real estate), were $189.5 million at December 31, 2011, a decrease of $40.1 million compared to December 31, 2010.  In addition, the percentage of loans that are 30 days or more past due and nonaccrual loans fell in 2011 to 3.23% compared to 3.46% in 2010 and 4.49% for 2009.  The decline in 2011 exhibits the improvement in Trustmark’s credit quality as significant progress was made in the resolution of credit issues in the Florida market.

On April 15, 2011, TNB acquired the banking operations of Heritage in a FDIC-assisted transaction.  Substantially all loans and other real estate acquired are covered by a loss-share agreement in which the FDIC will reimburse Trustmark for 80% of losses incurred.  At December 31, 2011, the carrying value of loans and deposits acquired was $81.2 million and $149.9 million, respectively.  Earnings reflect $6.5 million contributed by Heritage and include a nonrecurring bargain purchase gain of $4.6 million after-tax, or approximately $0.07 per share, and other operating net income of approximately $1.9 million, or approximately $0.03 per share.

Because of the loss protection provided by the FDIC, the risk characteristics of the Heritage loans and other real estate covered by the loss-share agreement are significantly different from those assets not covered by this agreement.  As a result, Trustmark will refer to loans and other real estate subject to the loss-share agreement as “covered” while loans and other real estate that are not subject to the loss-share agreement will be referred to as “excluding covered.”

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

Significant Nonrecurring Transactions

Presented below are adjustments to net income as reported in accordance with U.S. GAAP resulting from significant nonrecurring items occurring during the periods presented.  Management believes this information will help readers compare Trustmark’s current results to those of prior periods as presented in the accompanying selected financial data table ($ in thousands, except for per share amounts) and the audited consolidated financial statements.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto, included in Item 8 – Financial Statements and Supplementary Data of this report, in their entirety, and not to rely on any single financial measure.

	Years Ended December 31,
	2011		2010		2009

	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS

Net Income available to common shareholders (GAAP)	$106,841	$1.663	$100,636	$1.571	$73,049	$1.261

Significant nonrecurring transactions (net of taxes):
Bargain purchase gain on acquisition	(4,604)	(0.072)	-	-	-	-
Acquisition termination fee, net of expenses	-	-	(811)	(0.013)	-	-
Accelerated preferred stock accretion	-	-	-	-	8,234	0.142
FDIC special assessment	-	-	-	-	2,700	0.047
Capital accumulation plan curtailment gain	-	-	-	-	(1,169)	(0.020)
	(4,604)	(0.072)	(811)	(0.013)	9,765	0.169

Net Income available to common shareholders adjusted for significant nonrecurring transactions (Non-GAAP)	$102,237	$1.591	$99,825	$1.558	$82,814	$1.430

Bargain Purchase Gain on Acquisition

Under current accounting rules, TNB recorded a pretax bargain purchase gain of $7.5 million as a result of the Heritage acquisition during the second quarter of 2011.  The bargain purchase gain represents the net of the estimated fair value of the assets acquired and liabilities assumed and is influenced significantly by the FDIC-assisted transaction process.  Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer.  The gain was recognized as other noninterest income in Trustmark’s consolidated statements of income for the year ended December 31, 2011.

Acquisition Termination Fee, Net of Expenses

On September 21, 2010, Trustmark and Cadence Financial Corporation (Cadence), a Mississippi corporation with assets of $1.9 billion at June 30, 2010, entered into an Agreement and Plan of Reorganization (Agreement) pursuant to which Cadence agreed to merge with and into Trustmark (the Merger). The Agreement contemplated that Cadence’s wholly-owned banking subsidiary, Cadence Bank, N.A., would be merged with and into TNB immediately following the Merger.  On October 6, 2010, Trustmark received notice that the board of directors of Cadence had accepted another acquisition proposal and terminated the Agreement with Trustmark dated September 21, 2010.  This action triggered a termination fee of $2.0 million from Cadence, which was recognized in other noninterest income and was offset by direct expenses of $687 thousand included in other noninterest expense.

Accelerated Preferred Stock Accretion

On December 9, 2009, Trustmark completed the repurchase of its 215,000 shares of Senior Preferred Stock from the Treasury at a purchase price of $215.0 million plus a final accrued dividend of $716.7 thousand.  The repurchase of the Senior Preferred Stock resulted in a one-time, non-cash charge of $8.2 million to net income available to common shareholders in Trustmark’s 2009 financial statements for the unaccreted discount recorded at the date of issuance of the Senior Preferred Stock.

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

Capital Accumulation Plan Curtailment Gain

In an effort to control expenses, Trustmark’s Board voted to freeze plan benefits of the Capital Accumulation Plan effective May 15, 2009.  During 2009, Trustmark recorded an after-tax curtailment gain of  $1.2 million as a result of the freeze in plan benefits due to the recognition of the prior service credits previously included in accumulated other comprehensive income (loss).

Government Programs

During 2009, Trustmark participated in two government programs.  The first was the Troubled Assets Relief Program Capital Purchase Program (TARP CPP) sponsored by the Treasury, and the second was the Term Auction Facility (TAF) sponsored by the Federal Reserve Bank of New York.  During the fourth quarter of 2009, Trustmark repurchased the Senior Preferred Stock and Warrant from the Treasury, which ended its involvement in the TARP CPP.  In addition, at December 31, 2009, Trustmark no longer participated in TAF in favor of other funding sources and had no TAF borrowings outstanding.  During 2010, the TAF program was terminated by the Federal Reserve Bank of New York.

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands, except per share data)

		Years Ended December 31,
		2011	2010	2009
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,194,273	$1,144,481	$1,205,642
Less: Preferred stock		-	-	(193,616)
Total average common equity		1,194,273	1,144,481	1,012,026
Less: Goodwill		(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(15,464)	(18,149)	(21,920)
Total average tangible common equity		$887,705	$835,228	$699,002

PERIOD END BALANCES
Total shareholders' equity		$1,215,037	$1,149,484	$1,110,060
Less: Goodwill		(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(14,076)	(16,306)	(19,825)
Total tangible common equity	(a)	$909,857	$842,074	$799,131

TANGIBLE ASSETS
Total assets		$9,727,007	$9,553,902	$9,526,018
Less: Goodwill		(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(14,076)	(16,306)	(19,825)
Total tangible assets	(b)	$9,421,827	$9,246,492	$9,215,089

Risk-weighted assets	(c)	$6,576,953	$6,672,174	$6,918,802

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders		$106,841	$100,636	$73,049
Plus: Intangible amortization net of tax		1,945	2,173	2,469
Net income adjusted for intangible amortization		$108,786	$102,809	$75,518

Period end common shares outstanding	(d)	64,142,498	63,917,591	63,673,839

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		12.25%	12.31%	10.80%
Tangible common equity/tangible assets	(a)/(b)	9.66%	9.11%	8.67%
Tangible common equity/risk-weighted assets	(a)/(c)	13.83%	12.62%	11.55%
Tangible common book value	(a)/(d)*1,000	$14.18	$13.17	$12.55

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity		$1,215,037	$1,149,484	$1,110,060
Eliminate qualifying AOCI		(3,121)	11,426	1,624
Qualifying tier 1 capital		60,000	60,000	68,000
Disallowed goodwill		(291,104)	(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes		11,625	10,215	8,805
Other disallowed intangibles		(14,076)	(16,306)	(19,825)
Disallowed servicing intangible		(4,327)	(5,115)	(5,051)
Total tier 1 capital		$974,034	$918,600	$872,509
Less: Qualifying tier 1 capital		(60,000)	(60,000)	(68,000)
Total tier 1 common capital	(e)	$914,034	$858,600	$804,509

Tier 1 common risk-based capital ratio	(e)/(c)	13.90%	12.87%	11.63%
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

As previously discussed, Trustmark (through TNB) acquired Heritage during the second quarter of 2011.  This acquisition resulted in additional net interest income of $8.7 million during 2011, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $59.7 million and $106.6 million, respectively, which are included in the current year balances shown in the following three paragraphs.

Net interest income-FTE during 2011 decreased $1.9 million, or 0.5%, when compared with 2010.  The net interest margin decreased 15 basis points to 4.26% during 2011 when compared with 2010.  During 2011, net interest income-FTE included $3.8 million associated with the re-estimation of cash flows required by FASB ASC 310-30 accounting guidelines. This re-estimation increased the yield on loans and earning assets by 6 basis points and 4 basis points, respectively. Excluding this adjustment, the core net interest margin for year ended December 31, 2011, equaled 4.21%. The decline in the core net interest margin during 2011 is primarily a result of a downward repricing of fixed rate assets, accelerated premium amortization within the investment portfolio and changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan products.  The impact of this was partially offset by declines in deposit costs, mostly within certificates of deposits and high yield money market accounts.

Average interest-earning assets for 2011 were $8.534 billion compared with $8.287 billion for 2010, an increase of $247.2 million.  The growth in average earning assets was due to an increase in average total securities of $443.4 million, or 22.7%, during 2011.  The increase in securities was partially offset by a decrease in average total loans (including covered loans) of $191.6 million, or 3.0%, during 2011.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending, the decision in prior years to discontinue indirect auto financing, as well as limited demand for loans.  The overall yield on securities decreased 87 basis points when compared with 2010 due to run-off of higher yielding securities replaced at lower yields as well as accelerated premium amortization driven by a decline in interest rates.  During 2011, interest and fees on loans-FTE decreased $13.7 million, or 4.1%, due to lower average loan balances while the yield on loans fell slightly to 5.26% compared to 5.32% during 2010.  As a result of these factors, interest income-FTE decreased $15.1 million, or 3.6%, when 2011 is compared with 2010. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.09% in 2010 to 4.76% in 2011, a decrease of 33 basis points.

Average interest-bearing liabilities for 2011 totaled $6.527 billion compared with $6.445 billion for 2010, a slight increase of $82.2 million, or 1.3%.  During 2011, average interest-bearing deposits increased $249.3 million, or 4.5%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $167.1 million, or 17.9%. The overall yield on interest-bearing liabilities declined 21 basis points during 2011 when compared with 2010, primarily due to a reduction in the costs of certificates of deposit and high yield money market accounts.  As a result of these factors, total interest expense for 2011 decreased $13.2 million, or 23.4%, when compared with 2010.

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

Yield/Rate Analysis Table
($ in thousands)

	Years Ended December 31,
	2011			2010			2009

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$7,871	$30	0.38%	$9,274	$36	0.39%	$15,077	$66	0.44%
Securities available for sale:
Taxable	2,146,773	72,614	3.38%	1,643,995	69,750	4.24%	1,411,275	71,363	5.06%
Nontaxable	157,879	6,922	4.38%	117,116	5,796	4.95%	75,516	3,982	5.27%
Securities held to maturity:
Taxable	66,164	3,229	4.88%	151,361	7,328	4.84%	191,732	9,352	4.88%
Nontaxable	24,891	1,609	6.46%	39,787	2,784	7.00%	58,526	4,247	7.26%
Loans (including covered loans and LHFS)	6,093,804	320,804	5.26%	6,285,443	334,527	5.32%	6,773,768	361,346	5.33%
Other earning assets	36,719	1,321	3.60%	39,954	1,409	3.53%	43,925	1,414	3.22%
Total interest-earning assets	8,534,101	406,529	4.76%	8,286,930	421,630	5.09%	8,569,819	451,770	5.27%
Cash and due from banks	219,058			211,632			214,637
Other assets	922,905			895,764			839,066
Allowance for loan losses	(92,621)			(102,499)			(103,080)
Total Assets	$9,583,443			$9,291,827			$9,520,442

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,528,963	7,077	0.46%	$1,322,382	8,621	0.65%	$1,133,498	9,515	0.84%
Savings deposits	2,131,057	8,144	0.38%	1,925,159	8,479	0.44%	1,821,086	10,613	0.58%
Time deposits	2,103,404	21,073	1.00%	2,266,606	31,557	1.39%	2,535,028	58,758	2.32%
Federal funds purchased and securities sold under repurchase agreements	507,925	965	0.19%	580,427	1,183	0.20%	621,638	1,133	0.18%
Short-term borrowings	142,984	1,605	1.12%	209,550	1,798	0.86%	371,173	2,465	0.66%
Long-term FHLB advances	1,240	7	0.56%	22,441	133	0.59%	70,890	494	0.70%
Subordinated notes	49,821	2,894	5.81%	49,789	2,894	5.81%	49,756	2,894	5.82%
Junior subordinated debt securities	61,856	1,271	2.05%	68,703	1,530	2.23%	70,104	1,981	2.83%
Total interest-bearing liabilities	6,527,250	43,036	0.66%	6,445,057	56,195	0.87%	6,673,173	87,853	1.32%
Noninterest-bearing demand deposits	1,761,946			1,602,187			1,522,300
Other liabilities	99,974			100,102			119,327
Shareholders' equity	1,194,273			1,144,481			1,205,642
Total Liabilities and Shareholders' Equity	$9,583,443			$9,291,827			$9,520,442

Net Interest Margin		363,493	4.26%		365,435	4.41%		363,917	4.25%

Less tax equivalent adjustments:
Investments		2,986			3,003			2,880
Loans		11,564			10,409			6,828
Net Interest Margin per Income Statements		$348,943			$352,023			$354,209

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis):

Volume/Rate Analysis Table	2011 Compared to 2010			2010 Compared to 2009
($ in thousands)	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(5)	$(1)	$(6)	$(23)	$(7)	$(30)
Securities available for sale:
Taxable	18,723	(15,859)	2,864	10,860	(12,473)	(1,613)
Nontaxable	1,850	(724)	1,126	2,070	(256)	1,814
Securities held to maturity:
Taxable	(4,159)	60	(4,099)	(1,948)	(76)	(2,024)
Nontaxable	(974)	(201)	(1,175)	(1,316)	(147)	(1,463)
Loans, net of unearned income	(10,018)	(3,705)	(13,723)	(26,139)	(680)	(26,819)
Other earning assets	(116)	28	(88)	(134)	129	(5)
Total interest-earning assets	5,301	(20,402)	(15,101)	(16,630)	(13,510)	(30,140)

Interest paid on:
Interest-bearing demand deposits	1,213	(2,757)	(1,544)	1,448	(2,342)	(894)
Savings deposits	868	(1,203)	(335)	568	(2,702)	(2,134)
Time deposits	(2,141)	(8,343)	(10,484)	(5,683)	(21,518)	(27,201)
Federal funds purchased and securities sold under repurchase agreements	(156)	(62)	(218)	(74)	124	50
Short-term borrowings	(657)	464	(193)	(1,269)	602	(667)
Long-term FHLB advances	(119)	(7)	(126)	(361)	-	(361)
Subordinated notes	-	-	-	3	(3)	-
Junior subordinated debt securities	(143)	(116)	(259)	(39)	(412)	(451)
Total interest-bearing liabilities	(1,135)	(12,024)	(13,159)	(5,407)	(26,251)	(31,658)
Change in net interest income on a tax equivalent basis	$6,436	$(8,378)	$(1,942)	$(11,223)	$12,741	$1,518

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

Provision for Loan Losses, excluding Covered Loans

The provision for loan losses is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, excluding covered loans, for 2011 totaled $29.7 million, or 0.49% of average loans, compared with $49.5 million, or 0.79% of average loans in 2010 and $77.1 million, or 1.14% of average loans in 2009.  Reduced loan provisioning during 2011 was a result of decreased levels of criticized loans, lower net charge-offs, adequate reserves established in prior years for both new and existing impaired loans and a smaller overall loan portfolio.

Provision for Loan Losses, excluding Covered Loans
($ in thousands)	Years Ended December 31,
	2011	2010	2009
Florida	$16,500	$19,926	$47,724
Mississippi (1)	9,917	14,249	21,661
Tennessee (2)	786	5,612	3,218
Texas	2,501	9,759	4,509
Total provision for loan losses	$29,704	$49,546	$77,112

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

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 31.4%, 31.7% and 31.5% of total revenue, before securities gains, net in 2011, 2010 and 2009, respectively.  Total noninterest income before securities gains, net for 2011 decreased $3.8 million compared to 2010, while total noninterest income before securities gains, net for 2010 increased $823 thousand compared to 2009.  The comparative components of noninterest income for the years ended December 31, 2011, 2010 and 2009, are shown in the accompanying table.

Noninterest Income
($ in thousands)

	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$51,707	-6.3%	$55,183	2.0%	$54,087	0.7%
Bank card and other fees	27,474	9.8%	25,014	8.6%	23,041	-0.8%
Insurance commissions	26,966	-2.6%	27,691	-4.8%	29,079	-10.4%
Mortgage banking, net	26,812	-8.6%	29,345	1.6%	28,873	9.0%
Wealth management	22,962	5.0%	21,872	-0.9%	22,079	-20.0%
Other, net	3,853	-14.2%	4,493	-20.0%	5,616	-57.7%
Total Noninterest Income before securities gains, net	159,774	-2.3%	163,598	0.5%	162,775	-7.9%
Securities gains, net	80	-96.6%	2,329	-57.4%	5,467	n/m
Total Noninterest Income	$159,854	-3.7%	$165,927	-1.4%	$168,242	-5.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during 2011 totaled $51.7 million, a decline of $3.5 million from the same time period in 2010.  This decline was due to a reduction in NSF fees of $3.2 million which primarily resulted from the impact of the Federal Reserve Board (FRB) rule (Regulation E - Electronic Fund Transfers) that went into effect during the third quarter of 2010.  Regulation E prohibits financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the customer consents to the overdraft service for those products.  In addition, on September 1, 2011, Trustmark implemented a five-item maximum per day for personal account overdrafts, which reduced noninterest income by approximately $400 thousand for the year ended December 31, 2011.

In addition, final guidance is expected from the OCC in the first quarter of 2012 or thereafter, which will clarify their regulatory position as it pertains to selected components of Trustmark’s overdraft programs.  Trustmark expects that the impact of this guidance, which addresses several items including posting order, could reduce noninterest income by an estimated $3.0 million on an annual basis.  Management is continuing to evaluate Trustmark’s product structure and services to offset the potential impact of these recent regulatory developments.

Bank Card and Other Fees

Bank card and other fees totaled $27.5 million during 2011, compared with $25.0 million in 2010 and $23.0 million in 2009. Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increases in both 2011 and 2010 were primarily the result of growth in fees earned on bank card products due to increased consumer utilization.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion are exempt from the debit card interchange fee standards.  Therefore, for Trustmark, there was no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to noninterest income during 2011.  However, if and when Trustmark has assets of greater than $10.0 billion, the effect of the FRB final rule could reduce noninterest income on an annual basis by $6.0 million to $8.0 million. Management is currently evaluating Trustmark’s product structure and services to offset any potential impact of the FRB final rule, if and when Trustmark's assets exceed the $10.0 billion threshold.

Insurance Commissions

Insurance commissions were $27.0 million during 2011, compared with $27.7 million in 2010 and $29.1 million in 2009.  The decline in insurance commissions experienced during 2011 and 2010 were primarily due to lower commission volume on commercial property and casualty policies, primarily in the Florida markets. While downward rate pressures may be subsiding, insurance commission revenues have faced pressure from falling premium prices for similar insurable risks. Furthermore, the recessionary economy has greatly suppressed demand for insurance coverage by businesses for their inventories and equipment, workers’ compensation and general liability, and has also forced companies to downsize or close.

Mortgage Banking, Net

Net revenues from mortgage banking were $26.8 million during 2011, compared with $29.3 million in 2010 and $28.9 million in 2009.  Mortgage banking, net decreased $2.5 million during 2011 compared to an increase of $472 thousand during 2010 primarily due to a reduction in hedge ineffectiveness during the year.  As shown in the accompanying table, net mortgage servicing income increased to $14.8 million for 2011, compared to $13.9 million in 2010 and $15.9 million in 2009.  Loans serviced for others totaled $4.5 billion at December 31, 2011, compared with $4.3 billion at December 31, 2010, and $4.2 billion at December 31, 2009.

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

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$14,790	6.2%	$13,927	-12.3%	$15,885	0.9%
Change in fair value-MSR from runoff	(6,907)	5.4%	(7,305)	14.7%	(8,567)	4.7%
Gain on sales of loans, net	11,952	-22.0%	15,317	-26.2%	20,755	n/m
Other, net	2,542	n/m	94	-88.6%	822	-68.5%
Mortgage banking income before hedge ineffectiveness	22,377	1.6%	22,033	-23.7%	28,895	88.5%
Change in fair value-MSR from market changes	(15,130)	-69.2%	(8,943)	n/m	6,607	n/m
Change in fair value of derivatives	19,565	20.4%	16,255	n/m	(6,629)	n/m
Net positive (negative) hedge ineffectiveness	4,435	-39.3%	7,312	n/m	(22)	n/m
Mortgage banking, net	$26,812	-8.6%	$29,345	1.6%	$28,873	9.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes. During 2011, net positive ineffectiveness of the MSR hedge was $4.4 million, which primarily resulted from widening in the spread between primary mortgage rates and the yield on the 10-year Treasury note. Also contributing to the positive ineffectiveness was a modest income generated from a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.

In comparison, during 2010, net positive ineffectiveness of the MSR hedge was $7.3 million, which primarily resulted from income generated from a steep yield curve and net option premium. Also contributing to the positive ineffectiveness was a modest widening in the spread between primary mortgage rates and the yield on the 10-year Treasury note.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $12.0 million in 2011 compared with $15.3 million in 2010 and $20.8 million in 2009.  The decline in the gain on sales of loans during 2011 resulted from a decrease in loan sales from secondary marketing activities as well as lower profit margins.  Loan sales totaled $969.4 million during 2011, a decrease of $179.8 million when compared with 2010 loan sales of $1.149 billion.

Other mortgage banking income, net increased by approximately $2.4 million when comparing 2011 with 2010 and resulted primarily from a net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Wealth Management

Wealth management income totaled $23.0 million for 2011, compared with $21.9 million in 2010 and $22.1 million in 2009.  Wealth management consists of income related to investment management, trust and brokerage services.  During 2011, the growth in wealth management income is largely attributable to improved market conditions that in turn have generally improved market values in client accounts, as well as growth in retirement planning services and brokerage activities.  The decline in wealth management income in 2010 was largely attributed to historically low short-term interest rates that negatively impacted money management fee income from money market funds and sweep arrangements.  In addition, during 2010, revenues from brokerage services increased primarily due to improved market conditions when compared with 2009.  At December 31, 2011 and 2010, Trustmark held assets under management and administration of $7.3 billion and $7.5 billion, respectively, and brokerage assets of $1.2 billion at both year ends.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income in the accompanying income statements:

Other Income, Net
($ in thousands)
	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(6,366)	41.3%	$(4,504)	n/m	$(2,139)	29.6%
Bargain purchase gain on acquisition	7,456	n/m	-	n/m	-	n/m
Decrease in FDIC indemnification asset	(4,157)	n/m	-	n/m	-	n/m
Cadence termination fee	-	n/m	2,000	n/m	-	n/m
Gain on sales of student loans	-	n/m	-	n/m	951	n/m
Other miscellaneous income	6,920	-1.1%	6,997	2.8%	6,804	-54.2%
Total other, net	$3,853	-14.2%	$4,493	-20.0%	$5,616	-57.7%

Other income, net for 2011 was $3.9 million, compared with $4.5 million in 2010 and $5.6 million in 2009.  The decrease of $640 thousand during 2011 reflects an increase in partnership amortization of $1.9 million related to tax credit investments, the write-down of the FDIC indemnification asset of $4.2 million and the Cadence termination fee received in 2010 of $2.0 million.  These were offset by a nonrecurring bargain purchase gain of $7.5 million resulting from TNB’s acquisition of Heritage during the second quarter of 2011.  During 2010, the decrease of $1.1 million, or 20.0%, primarily resulted from a reduction in gains on sales of student loans and increased amortization of the investment in related partnership tax credits offset by the Cadence merger transaction termination fee of $2.0 million.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of  available for sale securities prior to their maturity.  During 2011, Trustmark sold approximately $23.0 million in available for sale securities primarily in order to manage the duration risk of the securities portfolio generating a net gain of approximately $52 thousand.  An additional $5.1 million in securities were called in 2011 prior to their maturity which generated a net gain of approximately $28 thousand.  Similarly, in 2010, Trustmark sold approximately $65.0 million in available for sale securities generating a net gain of $2.2 million in order to manage the duration of the securities portfolio and capitalize upon advantageous market conditions.  During 2010, an additional $11.4 million of securities were called prior to their maturity which generated a net gain of approximately $113 thousand.

Noninterest Expense

Trustmark’s noninterest expense for 2011 increased $4.2 million, or 1.3%, compared to 2010, while noninterest expense for 2010 increased $17.4 million, or 5.6%, compared to 2009.  The increase during 2011 was primarily attributable to growth in salaries and benefits and loan expenses.  During 2010, the growth in noninterest expense was the result of increases in salaries and benefits, loan expenses and real estate foreclosure expenses.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for 2011, 2010 and 2009 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	2011		2010		2009
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$178,556	2.3%	$174,582	3.1%	$169,252	-1.1%
Services and fees	43,858	4.6%	41,949	4.1%	40,292	5.0%
Net occupancy-premises	20,254	2.3%	19,808	-1.2%	20,051	2.8%
Equipment expense	20,177	17.8%	17,135	4.1%	16,462	-1.0%
ORE/Foreclosure expense:
Writedowns	13,856	-19.1%	17,127	n/m	7,439	n/m
Carrying costs	2,437	-66.4%	7,250	34.9%	5,375	n/m
Total ORE/Foreclosure expense	16,293	-33.2%	24,377	90.2%	12,814	n/m
FDIC assessment expense	7,984	-34.3%	12,161	-23.1%	15,808	n/m
Other expense	42,728	19.9%	35,637	6.1%	33,580	4.2%
Total noninterest expense	$329,850	1.3%	$325,649	5.6%	$308,259	8.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $178.6 million in 2011, $174.6 million in 2010 and $169.3 million in 2009.  The increase during 2011 primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance, higher costs for employee retirement programs as well as $1.2 million in additional salaries and employee benefits resulting from the Heritage acquisition.

During 2010, the increase in salaries and employee benefits primarily reflected modest general merit increases, higher stock-based and general incentive costs due to improved corporate performance and higher costs for the Capital Accumulation Plan which was primarily attributed to a one-time curtailment gain of $1.9 million recorded in 2009 as a result of the freeze in benefits of the Capital Accumulation Plan.

Services and Fees

Services and fees for 2011 increased $1.9 million, or 4.6%, when compared with 2010, while an increase of $1.7 million, or 4.1%, occurred when 2010 is compared with 2009.  The growth in services and fees expense during 2011 was primarily due to increased legal expenses associated with litigation and the realignment of certain business units.  The increase in services and fees during 2010 is primarily the result of the investment in a new core retail banking software system and was partially offset by decreased check clearing costs resulting from Trustmark’s use of industry-leading image technology to expedite funds availability.

ORE/Foreclosure Expense

ORE/Foreclosure expense totaled $16.3 million in 2011, compared with $24.4 million in 2010 and $12.8 million in 2009.  The decline in ORE/Foreclosure expense during 2011 can be primarily attributed to a decrease in other real estate writedowns of $3.3 million during 2011 compared with an increase of $9.7 million during 2010.  The increase in writedowns during 2010 was associated with declines in property values resulting from the annual reappraisal process.

FDIC Assessment Expense

FDIC insurance expense decreased $4.2 million, or 34.3%, during 2011 compared to a decrease of $3.6 million, or 23.1% during 2010.  The decrease during 2011 resulted from the implementation of the FDIC’s revised deposit insurance assessment methodology implemented during the second quarter of 2011; while the decrease during 2010 was due to a special assessment applied to all insured institutions as of June 30, 2009.  As required by the Dodd-Frank Act, on April 1, 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at December 31, 2011, Trustmark benefitted from the change in the assessment methodology as the FDIC assessment expense dropped approximately $1.3 million, or 46.0%, when compared to the first quarter of 2011. Should Trustmark qualify as a large institution, generally, one with at least $10.0 billion in assets, Management estimates the change in the assessment methodology would have an immaterial impact on Trustmark’s results of operations.

Other Expense

During 2011, other expenses increased $7.1 million, or 19.9%, while in 2010, other expenses increased $2.1 million, or 6.1%. The growth in other expenses in both 2011 and 2010 was primarily due to increased loan expenses that resulted from higher mortgage foreclosure expenses.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark were $5.1 million during 2011, $2.1 million during 2010 and were immaterial for 2009.  Trustmark operates a conservative, full service mortgage banking business and is confident in its mortgage foreclosure processes.  Trustmark has not engaged in “robo-signing” and has not participated in private label securitizations, both of which have been a cause of concern in the mortgage industry.  Trustmark works diligently to keep borrowers in their homes, resorting to foreclosure only as a last option.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Insurance Division and the Wealth Management Division.  A description of each segment and the methodologies used to measure financial performance are described in Note 20 – Segment Information located in Item 8 – Financial Statements and Supplementary Data.  Net income for 2011, 2010 and 2009 by operating segment is presented below ($ in thousands):

	2011	2010	2009
General Banking	$100,568	$93,025	$85,002
Wealth Management	2,810	3,975	4,410
Insurance	3,463	3,636	3,635
Consolidated Net Income	$106,841	$100,636	$93,047

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

TNB’s acquisition of Heritage contributed approximately $8.7 million to net interest income (including $3.8 million associated with the re-estimation of cash flows required by FASB ASC Topic 310-30 accounting guidelines), $4.2 million to noninterest income (primarily from bargain purchase gain of $7.5 million) and $1.8 million to noninterest expense of the General Banking Division during 2011, which are also included in the current year balances shown in the following three paragraphs.

Net interest income for the General Banking Division for 2011 decreased $3.2 million, or 0.9%, when compared with 2010.  The decrease in net interest income is primarily a result of a downward repricing of fixed rate assets, accelerated premium amortization within the investment portfolio and changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan balances.  Net interest income during 2010 decreased $2.2 million, or 0.6%, when compared with 2009.  Lower average earning asset balances coupled with a gradual downward repricing of Trustmark’s long-term fixed rate assets were mostly offset by an effort to reduce higher cost certificates of deposits along with prudent loan pricing, including the use of interest rate floors in the pricing of commercial loans.  The provision for loan losses during 2011 totaled $30.2 million compared with $49.6 million during 2010 and $77.1 million during 2009.  For more information on this change, please see the analysis of the Provision for Loan Losses, excluding Covered Loans, located elsewhere in this document.

Noninterest income for the General Banking Division decreased by approximately $6.3 million, or 5.5%, during 2011 compared to a decrease of $401 thousand, or 0.3%, during 2010.  Noninterest income for the General Banking Division represents 24.1% of total revenues for 2011 and 25.0% for 2010 and 2009.  Noninterest income includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division increased $1.8 million and $18.5 million during 2011 and 2010, respectively.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group, along with the Trust group, are the primary service providers in this segment.  TIA, a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  During 2010, TRMK Risk Management, Inc. (TRMI) acted as an agent to provide life, long-term care and disability insurance services for wealth management customers.  On December 30, 2010, TRMI was merged into Fisher Brown Bottrell Insurance, Inc. (FBBI), another wholly owned subsidiary of TNB.  All previous products and services provided to Wealth Management customers were provided by FBBI in 2011 and will be provided by FBBI going forward.

During 2011, net income for the Wealth Management Division decreased $1.2 million, or 29.3%, compared to a decrease of $435 thousand, or 9.9%, during 2010.  Noninterest income increased $1.1 million during 2011 compared to a decrease of $157 thousand during 2010.  The increase during 2011 was due to a growth in revenue for investment management, trust and brokerage services.  Noninterest expense increased $2.8 million during 2011 compared to an increase of $815 thousand during 2010.  The increase during 2011 was primarily due to increased legal expenses associated with litigation and the realignment of certain business units in 2011.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

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

During 2011, net income for the Insurance Division decreased $173 thousand, or 4.8%, and remained flat when comparing 2010 with 2009.  The decrease in 2011 was primarily due to lower commission volume on commercial property and casualty policies.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

During 2011, continued soft business conditions persisted in the markets served by FBBI.  Trustmark performed an annual impairment test of the book value of capital held in the Insurance Division as of October 1, 2011, 2010, and 2009, respectively.  Using recent observations of acquisition deal multiples, Trustmark’s latest analysis indicated that the Insurance Division’s fair value increased to 110.7% of book value at October 1, 2011, compared with 104.6% at October 1, 2010.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A continuing period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability in slowing the declining revenue trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.  FBBI is actively pursuing new business in the Houston market, utilizing Trustmark branch relationships for sources of referrals.

Income Taxes

For the year ended December 31, 2011, Trustmark’s combined effective tax rate was 28.1% compared to 29.5% in 2010 and 32.1% in 2009.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate in 2011 is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Average earning assets totaled $8.534 billion, or 89.1% of total assets, at December 31, 2011, compared with $8.287 billion, or 89.2% of total assets, at December 31, 2010, an increase of $247.2 million, or 3.0%.

Securities

When compared with December 31, 2010, total investment securities increased by $208.6 million during 2011.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities offset by maturities and paydowns.  During 2011, Trustmark recognized proceeds of approximately $28.1 million from calls and sales of securities, generating a gain of $80 thousand, compared with $76.4 million during 2010, which generated a gain of $2.3 million.

The securities portfolio is utilized by Management to control exposure to interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can by adjusted by altering duration, composition and/or balance of portfolio.  The weighted-average life of the portfolio decreased to 3.60 years at December 31, 2011 compared to 3.98 years at December 31, 2010, primarily due to faster prepayment expectations for mortgage-related securities.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at year end for each of the last three years:

Amortized Cost of Securities by Type
($ in thousands)

	December 31,
	2011	2010	2009
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$3	$12	$20
Issued by U.S. Government sponsored agencies	64,573	124,093	48,685
Obligations of states and political subdivisions	190,868	159,418	115,118
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,500	11,719	11,765
Issued by FNMA and FHLMC	340,839	432,162	49,510
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,570,782	1,361,339	1,333,983
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	216,698	54,331	67,294
Corporate debt securities	-	-	6,087
Total securities available for sale	$2,395,263	$2,143,074	$1,632,462

Securities held to maturity
Obligations of states and political subdivisions	$42,619	$53,246	$74,643
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	4,538	6,058	7,044
Issued by FNMA and FHLMC	588	763	775
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	7,749	78,526	148,226
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	2,211	2,254	2,296
Total securities held to maturity	$57,705	$140,847	$232,984

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  At December 31, 2011, AFS securities at fair value totaled $2.469 billion, which represented 97.7% of the securities portfolio, compared to $2.177 billion, or 93.9%, at December 31, 2010.  At December 31, 2011, unrealized gains, net on AFS securities totaled $73.7 million compared with unrealized gains, net of $34.2 million at December 31, 2010.  At December 31, 2011, AFS securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of U.S. Government sponsored agencies.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2011, HTM securities totaled $57.7 million and represented 2.3% of the total portfolio, compared with $140.8 million, or 6.1%, at the end of 2010.

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

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2011, and the weighted-average yield for each range of maturities (tax equivalent basis):

Maturity/Yield Analysis Table	Maturing
($ in thousands)			After One,		After Five,
	Within		But Within		But Within		After
	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$3	3.86%	$-	-	$-	-	$-	-	$3
Issued by U.S. Government sponsored agencies	-	-	-	-	62,502	2.56%	2,071	3.65%	64,573
Obligations of states and political subdivisions	9,503	3.02%	59,092	3.66%	113,548	4.60%	8,725	4.85%	190,868
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	3	6.18%	9	6.44%	108	9.71%	11,380	4.96%	11,500
Issued by FNMA and FHLMC	-	-	4	5.05%	569	5.20%	340,266	3.24%	340,839
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	3	3.50%	33	3.64%	69,862	2.95%	1,500,884	3.56%	1,570,782
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	27,539	2.90%	157,065	3.24%	32,094	2.95%	216,698
Total securities available for sale	$9,512	3.02%	$86,677	3.42%	$403,654	3.47%	$1,895,420	3.51%	$2,395,263

Securities held to maturity
Obligations of states and political subdivisions	$2,922	6.65%	$18,377	6.88%	$19,824	7.69%	$1,496	8.02%	$42,619
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	-	-	-	-	4,538	4.56%	4,538
Issued by FNMA and FHLMC	-	-	-	-	-	-	588	4.31%	588
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	7,749	4.47%	7,749
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	2,211	4.77%	2,211
Total securities held to maturity	$2,922	6.65%	$18,377	6.88%	$19,824	7.69%	$16,582	4.85%	$57,705

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As of December 31, 2011, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain U.S. government-sponsored agencies which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

Management has evaluated Trustmark's investment portfolio and has determined that neither the S&P downgrade of U.S. long-term sovereign debt nor the resulting market volatility has created a significant decline in the fair value of Trustmark's investment portfolio.  Management will continue to monitor market activity and other events to determine if additional action will be necessary.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at December 31, 2011:

Securities Portfolio by Credit Rating (1)
($ in thousands)
	December 31, 2011
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,204,392	92.0%	$2,266,163	91.8%
Aa1 to Aa3	120,012	5.0%	127,059	5.1%
A1 to A3	15,490	0.6%	16,411	0.7%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	55,369	2.4%	59,360	2.4%
Total securities available for sale	$2,395,263	100.0%	$2,468,993	100.0%

Securities Held to Maturity
Aaa	$15,086	26.1%	$15,767	25.2%
Aa1 to Aa3	23,953	41.5%	27,189	43.5%
A1 to A3	2,220	3.8%	2,308	3.7%
Baa1 to Baa3	534	0.9%	564	0.9%
Not Rated (2)	15,912	27.7%	16,687	26.7%
Total securities held to maturity	$57,705	100.0%	$62,515	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2011, approximately 92% of the available for sale securities are rated Aaa and the same is true with respect to 26% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At December 31, 2011, loans held for sale totaled $216.6 million, consisting of $157.7 million of residential real estate mortgage loans in the process of being sold to third parties and $58.8 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2010, loans held for sale totaled $153.0 million, consisting of $123.3 million of residential real estate mortgage loans in the process of being sold to third parties and $29.7 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased $53.9 million of GNMA serviced loans, which were subsequently sold to a third party principally at par.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark benefited from this transaction by reducing the amount of delinquent loans serviced for GNMA as well as improving Trustmark’s servicer rating.  The effect of this transaction did not have a material impact on Trustmark’s results of operations.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA in either 2011 or 2009.

Loans and Allowance for Loan Losses

LHFI, excluding Covered Loans

Loans at December 31, 2011 totaled $5.857 billion compared to $6.060 billion at December 31, 2010, a decrease of $202.8 million.  These declines are directly attributable to a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans and the decision in prior years to discontinue indirect consumer auto loan financing.  In addition, current economic conditions have reduced demand for credit.  The $109.2 million decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Texas and Florida markets of approximately $83.3 million since December 31, 2010.  The consumer loan portfolio decrease of $158.4 million primarily represents a decrease in the indirect consumer auto portfolio as well as the sale of the student loan portfolio.  The indirect consumer auto portfolio balance at December 31, 2011 was $85.1 million compared with $201.1 million at December 31, 2010.  On July 19, 2011, Trustmark sold its $33.0 million student loan portfolio that was remaining since the discontinuation of government-sponsored student loan programs through banks.  Trustmark incurred no gain or loss through the sale and the revenue generated by the loans, net of servicing costs and other expenses, was insignificant.

The table below shows the carrying value of the loan portfolio at the end of each of the last five years:

LHFI by Type (excluding covered loans)
($ in thousands)	December 31,
	2011	2010	2009	2008	2007
Loans secured by real estate:
Construction, land development and other land loans	$474,082	$583,316	$830,069	$1,028,788	$1,194,940
Secured by 1-4 family residential properties	1,760,930	1,732,056	1,650,743	1,524,061	1,694,757
Secured by nonfarm, nonresidential properties	1,425,774	1,498,108	1,467,307	1,422,658	1,325,379
Other	204,849	231,963	197,421	186,915	167,610
Commercial and industrial loans	1,139,365	1,068,369	1,059,164	1,237,987	1,200,918
Consumer loans	243,756	402,165	606,315	895,046	1,087,337
Other loans	608,728	544,265	508,778	426,948	369,851
Loans	$5,857,484	$6,060,242	$6,319,797	$6,722,403	$7,040,792

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

The loan composition by region is illustrated in the following tables ($ in thousands) and reflects a diversified mix of loans by region.

	December 31, 2011
LHFI Composition by Region (1)	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$474,082	$95,453	$232,170	$31,789	$114,670
Secured by 1-4 family residential properties	1,760,930	57,773	1,527,499	145,655	30,003
Secured by nonfarm, nonresidential properties	1,425,774	160,409	771,425	171,168	322,772
Other	204,849	10,847	146,804	6,648	40,550
Commercial and industrial loans	1,139,365	12,823	800,421	83,290	242,831
Consumer loans	243,756	1,173	216,215	21,478	4,890
Other loans	608,728	27,040	519,764	26,622	35,302
Loans	$5,857,484	$365,518	$4,214,298	$486,650	$791,018

Construction, Land Development and Other Land Loans by Region (1)
Lots	$64,269	$38,409	$19,880	$1,618	$4,362
Development	115,777	11,542	58,380	6,329	39,526
Unimproved land	169,272	44,085	74,703	18,771	31,713
1-4 family construction	73,566	1,130	57,653	2,495	12,288
Other construction	51,198	287	21,554	2,576	26,781
Construction, land development and other land loans	$474,082	$95,453	$232,170	$31,789	$114,670

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$158,140	$41,676	$61,995	$23,993	$30,476
Office	144,019	39,726	75,226	10,815	18,252
Nursing homes/assisted living	114,059	-	104,326	4,421	5,312
Hotel/motel	78,574	10,787	29,567	10,729	27,491
Industrial	39,028	8,957	8,494	276	21,301
Health care	12,722	-	11,513	168	1,041
Convenience stores	9,708	201	4,608	2,610	2,289
Other	156,048	15,545	76,012	11,339	53,152
Total income producing loans	712,298	116,892	371,741	64,351	159,314

Owner-occupied:
Office	112,052	16,114	62,466	7,820	25,652
Churches	90,155	2,106	50,751	32,343	4,955
Industrial warehouses	90,161	2,429	50,415	494	36,823
Health care	98,900	10,664	51,596	16,479	20,161
Convenience stores	61,045	1,476	37,947	4,216	17,406
Retail	33,039	3,904	20,482	1,820	6,833
Restaurants	35,137	618	26,527	6,378	1,614
Auto dealerships	21,944	540	17,742	1,946	1,716
Other	171,043	5,666	81,758	35,321	48,298
Total owner-occupied loans	713,476	43,517	399,684	106,817	163,458
Loans secured by nonfarm, nonresidential properties	$1,425,774	$160,409	$771,425	$171,168	$322,772

(1) - Excludes covered loans.

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At December 31, 2011, Trustmark held “alt A” mortgages with an aggregate principal balance of $3.6 million (0.09% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

The following table provides information regarding Trustmark’s LHFI maturities by category at December 31, 2011:

LHFI Maturities by Category (1)
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Construction, land development and other land loans	$261,983	$183,418	$28,681	$474,082
Secured by 1-4 family residential properties	515,743	225,991	1,019,196	1,760,930
Other loans secured by real estate	457,620	971,951	201,052	1,630,623
Commercial and industrial	548,290	527,744	63,331	1,139,365
Consumer loans	68,901	173,140	1,715	243,756
Other loans	153,606	182,830	272,292	608,728
Total	$2,006,143	$2,265,074	$1,586,267	$5,857,484

(1) - Excludes covered loans.

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2011:

LHFI Maturities by Interest Rate Sensitivity (1)
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Predetermined interest rates	$1,325,409	$1,314,230	$1,371,394	$4,011,033
Floating interest rates:
Loans which are at contractual floor	62,338	743,967	116,363	922,668
Loans which are free to float	618,396	206,877	98,510	923,783
Total floating interest rates	680,734	950,844	214,873	1,846,451
Total	$2,006,143	$2,265,074	$1,586,267	$5,857,484

(1) - Excludes covered loans.

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

The table below illustrates the changes in Trustmark’s allowance for loan losses as well as Trustmark’s loan loss experience for each of the last five years:

Analysis of the Allowance for Loan Losses
($ in thousands)

	Years Ended December 31,
	2011	2010	2009	2008	2007

Balance at beginning of period	$93,510	$103,662	$94,922	$79,851	$72,098
Loans charged off:
Real estate loans	(30,648)	(50,395)	(55,148)	(48,182)	(8,678)
Loans to finance agricultural production and other loans to farmers	-	-	-	(3)	(297)
Commercial and industrial	(4,299)	(4,186)	(5,715)	(3,182)	(2,136)
Consumer	(5,629)	(10,234)	(15,759)	(15,976)	(10,207)
All other loans	(5,193)	(7,082)	(4,089)	(4,424)	(5,472)
Total charge-offs	(45,769)	(71,897)	(80,711)	(71,767)	(26,790)
Recoveries on loans previously charged off:
Real estate loans	447	417	555	208	57
Commercial and industrial	2,739	2,245	2,935	1,137	1,356
Consumer	5,764	6,395	5,997	5,874	5,944
All other loans	3,123	3,142	2,852	3,207	3,402
Total recoveries	12,073	12,199	12,339	10,426	10,759
Net charge-offs	(33,696)	(59,698)	(68,372)	(61,341)	(16,031)
Provision for loan losses	29,704	49,546	77,112	76,412	23,784
Balance at end of period	$89,518	$93,510	$103,662	$94,922	$79,851

Percentage of net charge-offs during period to average loans outstanding during the period	0.56%	0.95%	1.01%	0.87%	0.23%

Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual loans considered impaired, estimated identified losses on various pools of loans and/or groups of risk rated loans with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.

Trustmark’s allowance for loan loss methodology is based on guidance provided in SAB No. 102 as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming loans; changes in levels and trends of net charge-offs; and changes in interest rates and collateral, financial and underwriting exceptions.

During 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon regulatory guidance from its primary regulator.  This refined methodology delineated the commercial purpose and commercial construction loan portfolios into thirteen separate loan types (or pools), which had similar characteristics, such as, repayment, collateral and risk profiles.  The thirteen separate loan pools utilized a 10-point risk rating system to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  This change expanded commercial loans from a single pool used in 2008 and prior years to the thirteen separate pools and increased risk factors for commercial loan types to 130.  The thirteen separate loan pools included nine basic loan pools, of which four pools were separated between Florida and non-Florida.  This change in the methodology allowed Trustmark to reallocate loan loss reserves to loans that represent the highest risk.

During the first quarter of 2010, Trustmark further refined the allowance for loan loss methodology for commercial loans by segregating the nine basic loan pools into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market while continuing to utilize a 10-point risk rating system for each pool.  As a result, risk rate factors for commercial loan types increased to 360 while having an immaterial impact to the overall balance of the allowance for loan losses.  The nine separate pools are segmented below:

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

During the third quarter of 2011, Trustmark altered the quantitative factors of the allowance for loan loss methodology to reflect a twelve-quarter rolling average.  The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggests that a different method is called for.  This alteration to Trustmark’s methodology allows for a greater sensitivity to current trends, such as economic changes as well as current loss profiles, which creates a more accurate depiction of historical losses.  Prior to converting to a twelve-quarter rolling average, the quantitative factors reflected a three-year rolling average for Trustmark’s commercial loan book of business.  In 2009, Management determined the need to alter the methodology of calculating historical loss factor due to the severe economic environment at that time.  Management used data from the single year of 2008 as the historical loss factor for 2009, and used the average historical loss for 2008 and 2009 as the historical loss factor for 2010.

The qualitative factors are determined through the utilization of eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.  The qualitative factors considered are the following:

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

At December 31, 2011, the allowance for loan losses was $89.5 million, a decrease of $4.0 million when compared with December 31, 2010.  Several larger commercial credit upgrades and declines in the loan portfolio contributed to the decrease in the allowance for loan losses.  Total allowance coverage of nonperforming loans, excluding impaired loans, at December 31, 2011, was 194.2%, compared to 188.1% at December 31, 2010.  Allocation of Trustmark’s $89.5 million allowance for loan losses represents 1.91% of commercial loans and 0.76% of consumer and home mortgage loans, resulting in an allowance to total loans of 1.53% at December 31, 2011.  This compares with an allowance to total loans of 1.54% at December 31, 2010, which was allocated to commercial loans at 1.94% and to consumer and mortgage loans at 0.78%.

Net charge-offs for 2011 totaled $33.7 million, or 0.56% of average loans, compared to $59.7 million, or 0.95% in 2010, and $68.4 million, or 1.01% in 2009.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs exceeded the provisions for Florida, Tennessee and Texas during 2011 and for Florida, Mississippi and Tennessee during 2010 because a large portion of charge-offs had been fully reserved in prior periods.  The increase for 2009 can be primarily attributed to a continued decline in commercial developments of residential real estate property values and sales activity.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs
($ in thousands)	Years Ended December 31,
	2011	2010	2009
Florida	$18,843	$28,650	$36,405
Mississippi (1)	8,355	18,963	21,799
Tennessee (2)	2,575	6,578	3,723
Texas	3,923	5,507	6,445
Total net charge-offs	$33,696	$59,698	$68,372

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

Nonperforming Assets, excluding Covered Assets (Loans and Other Real Estate)

Nonperforming assets totaled $189.5 million at December 31, 2011, a decrease of $40.1 million relative to December 31, 2010.  Collectively, total nonperforming assets to total loans and other real estate at December 31, 2011 was 3.08% compared to 3.64% at December 31, 2010.

Nonperforming Assets (1)
($ in thousands)	December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans
Florida	$23,002	$53,773	$74,159	$75,092	$43,787
Mississippi (2)	46,746	39,803	31,050	18,703	13,723
Tennessee (3)	15,791	14,703	12,749	3,638	4,431
Texas	24,919	34,644	23,204	16,605	3,232
Total nonaccrual loans	110,458	142,923	141,162	114,038	65,173
Other real estate
Florida	29,963	32,370	45,927	21,265	995
Mississippi (2)	19,483	24,181	22,373	6,113	1,123
Tennessee (3)	16,879	16,407	10,105	8,862	6,084
Texas	12,728	13,746	11,690	2,326	146
Total other real estate	79,053	86,704	90,095	38,566	8,348
Total nonperforming assets	$189,511	$229,627	$231,257	$152,604	$73,521

Nonperforming assets/total loans (including loans held for sale) and ORE	3.08%	3.64%	3.48%	2.18%	1.02%

Loans Past Due 90 days or more
Loans held for investment	$4,230	$3,608	$8,901	$5,139	$4,853

Serviced GNMA loans eligible for repurchase (4)	$39,379	$15,777	$46,661	$18,095	$11,847

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

Total nonaccrual loans decreased $32.5 million during 2011 to $110.5 million, or 1.82% of total loans including loans held for sale, due primarily to an improvement in Trustmark’s Florida market.  At December 31, 2010, nonaccrual loans were $142.9 million, or 2.30% of total loans including loans held for sale, an increase of $1.8 million when compared to December 31, 2009.  The increase during 2010 was due primarily to residential real estate development and commercial real estate credits in Trustmark’s Mississippi and Texas markets, which were impaired and written-down to fair value of the underlying collateral less estimated cost of disposition.

The following table illustrates nonaccrual loans by loan type for the past five years:

Nonaccrual Loans by Loan Type (1)
($ in thousands)
	December 31,
	2011	2010	2009	2008	2007
Construction, land development and other land loans	$40,413	$57,831	$81,805	$72,582	$45,999
Secured by 1-4 family residential properties	24,348	30,313	31,464	11,699	10,851
Secured by nonfarm, nonresidential properties	23,981	29,013	18,056	10,775	4,694
Other loans secured by real estate	5,871	6,154	2,097	3,351	165
Commercial and industrial	14,148	16,107	6,630	14,617	2,506
Consumer loans	825	2,112	973	976	883
Other loans	872	1,393	137	38	75
Total Nonaccrual Loans by Type	$110,458	$142,923	$141,162	$114,038	$65,173

(1) - Excludes Covered Loans

Florida Credit Quality
($ in thousands)
	December 31, 2011
				Classified (3)
	Total Loans	Criticized Loans (1)	Special Mention (2)	Accruing	Nonimpaired Nonaccrual	Impaired Nonaccrual (4)
Construction, land development and other land loans:
Lots	$38,409	$13,371	$934	$9,484	$1,755	$1,198
Development	11,542	2,257	-	-	-	2,257
Unimproved land	44,085	27,011	20,038	2,750	441	3,782
1-4 family construction	1,130	-	-	-	-	-
Other construction	287	287	-	287	-	-
Construction, land development and other land loans	95,453	42,926	20,972	12,521	2,196	7,237
Commercial, commercial real estate and consumer	270,065	58,359	9,857	34,933	2,657	10,912

Total Florida loans	$365,518	$101,285	$30,829	$47,454	$4,853	$18,149

Florida Loan Loss Reserves by Loan Type	Total Loans	Loan Loss Reserves	Loan Loss Reserve % of Total Loans
Construction, land development and other land loans:
Lots	$38,409	$4,209	10.96%
Development	11,542	1,325	11.48%
Unimproved land	44,085	4,879	11.07%
1-4 family construction	1,130	21	1.86%
Other construction	287	72	25.09%
Construction, land development and other land loans	95,453	10,506	11.01%
Commercial, commercial real estate and consumer	270,065	10,811	4.00%

Total Florida loans	$365,518	$21,317	5.83%

(1)	Criticized loans equal all special mention and classified loans.
(2)	Special mention loans exhibit potential credit weaknesses that, if not resolved, may ultimately result in a more severe classification.
(3)	Classified loans include those loans identified by management as exhibiting well-defined credit weaknesses that may jeopardize repayment in full of the debt.
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

Trustmark has made significant progress in the resolution of its construction and land development portfolio in Florida.  Over the last 12 months, this portfolio has been reduced 27.7% to $95.5 million.  At December 31, 2011, the associated reserve for loan losses on this portfolio totaled $10.5 million, or 11.0%.  Trustmark remains focused on managing credit risks resulting from current economic and real estate market conditions.

As seen in the table above, at December 31, 2011, approximately $22.0 million in construction, land development and other loans have been classified and reserved for at appropriate levels, including $7.2 million of impaired loans that have been charged down to fair value of the underlying collateral less cost to sell.  Management believes that this portfolio is appropriately risk rated and adequately reserved based upon current conditions.

The following table illustrates other real estate by type of property for the past five years:

Other Real Estate by Property Type (1)
($ in thousands)
	December 31,
	2011	2010	2009	2008	2007
Construction, land development and other land properties	$53,834	$61,963	$60,276	$28,824	$3,635
1-4 family residential properties	10,557	13,509	11,001	8,443	4,446
Nonfarm, nonresidential properties	13,883	9,820	7,285	1,220	174
Other real estate properties	779	1,412	11,533	79	93
Total other real estate	$79,053	$86,704	$90,095	$38,566	$8,348

(1) - Excludes Covered Other Real Estate

The following table illustrates writedowns of other real estate by region for the past three years:

Writedowns of Other Real Estate by Region (1)
($ in thousands)
	Years Ended December 31,
	2011	2010	2009

Florida	$5,651	$11,033	$5,155
Mississippi (2)	6,782	4,844	1,336
Tennessee (3)	(67)	935	948
Texas	1,490	315	-
Total writedowns of other real estate	$13,856	$17,127	$7,439

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Loans

On April 15, 2011, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and essentially all of the assets of Heritage.  Loans comprise the majority of the assets acquired and $97.8 million, or 91% of total loans acquired, are subject to the loss-share agreement with the FDIC whereby TNB is indemnified against a portion of the losses on covered loans and covered other real estate. The loans acquired from Heritage that are covered by loss-share agreement are presented as covered loans in the accompanying consolidated financial statements.

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements. Trustmark acquired $3.8 million of revolving credit agreements, at fair value, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such revolving covered loans in accordance with accounting requirements for purchased nonimpaired loans.

During the fourth quarter of 2011, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  Due to the re-estimated cash flows on the acquired loans, Trustmark increased the carrying value of covered loans by $4.5 million. The accretable yield of the covered loans was also increased by $7.6 million as a result of the improvements in the estimated expected cash flows.

The following table presents covered loans acquired as of the date of the Heritage acquisition and activity within covered loans during 2011 ($ in thousands):

Covered loans acquired at fair value	$97,770
Accretion to interest income (1)	4,890
Payments received	(30,337)
Changes in expected cash flows	4,481
Less allowance for loan losses	(502)
Carrying value at December 31, 2011	$76,302

(1)	Includes $543 thousand of accretion for covered loans not accounted for under FASB ASC Topic 310-30.

At December 31, 2011, covered loans, which are substantially located in Mississippi, consisted of the following ($ in thousands):

Loans secured by real estate:
Construction, land development and other land loans	$4,209
Secured by 1-4 family residential properties	31,874
Secured by nonfarm, nonresidential properties	30,889
Other	5,126
Commercial and industrial loans	2,971
Consumer loans	290
Other loans	1,445
Covered loans	76,804
Less allowance for loan losses	502
Net covered loans	$76,302

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

Covered other real estate was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense, and are mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

At December 31, 2011, covered other real estate consisted of the following types of properties ($ in thousands):

Construction, land development and other land properties	$1,304
1-4 family residential properties	889
Nonfarm, nonresidential properties	4,022
Other real estate properties	116
Total covered other real estate	$6,331

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value and the undiscounted cash flows TNB expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.

During the fourth quarter of 2011, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the fourth quarter of 2011, other income included a write-down of the FDIC indemnification asset of $4.2 million on covered loans as a result of loan pay offs and improved cash flow projections and lower loss expectations for loan pools.

The following table presents the FDIC indemnification asset acquired as of the date of the Heritage acquisition and activity within the FDIC indemnification asset during 2011 ($ in thousands):

Indemnification asset at acquisition date	$33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows	(4,157)
Change in FDIC true-up provision	(27)
Carrying value at December 31, 2011	$28,348

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  At December 31, 2011, TNB’s FDIC true-up provision totaled $601 thousand.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $9.3 million at December 31, 2011, a decrease of $2.5 million when compared with December 31, 2010.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.566 billion at December 31, 2011, compared with $7.045 billion at December 31, 2010, an increase of $521.8 million, or 7.4%.  Growth in deposits is a combination of increases in both noninterest-bearing and interest-bearing deposits of $396.8 million and $125.0 million, respectively.  Trustmark experienced noninterest-bearing deposit growth among all categories, with the Heritage acquisition contributing a modest $14.5 million.  The increase in interest-bearing deposits resulted primarily from growth in money market accounts as well as $135.4 million in deposits from the Heritage acquisition.  Partially offsetting the increase was a decrease in certificate of deposit account balances, excluding Heritage, of $204.4 million as Trustmark continued its efforts to reduce high-cost deposit balances.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances.  Short-term borrowings totaled $692.1 million at December 31, 2011, a decrease of $433.4 million, when compared with $1.125 billion at December 31, 2010.  Of these amounts, $239.4 million and $285.1 million, respectively, were customer related transactions, such as commercial sweep repo balances.  This decrease resulted primarily from declines of $95.6 million in federal funds purchased and securities sold under repurchase agreements and $347.5 million in short-term FHLB advances as funding pressures lessened due to strong deposit growth.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

Federal funds purchased and securities sold under repurchase agreements:	2011	2010	2009
Amount outstanding at end of period	$604,500	$700,138	$653,032
Weighted average interest rate at end of period	0.12%	0.19%	0.11%
Maximum amount outstanding at any month end during each period	$845,234	$827,162	$738,201
Average amount outstanding during each period	$507,925	$580,427	$621,638
Weighted average interest rate during each period	0.19%	0.20%	0.18%

Short-term borrowings:
Amount outstanding at end of period	$87,628	$425,343	$253,957
Weighted average interest rate at end of period	1.77%	0.57%	0.69%
Maximum amount outstanding at any month end during each period	$308,072	$425,343	$766,715
Average amount outstanding during each period	$142,984	$209,550	$371,173
Weighted average interest rate during each period	1.12%	0.86%	0.66%

Benefit Plans

Capital Accumulation Plan

As disclosed in Note 14 – Defined Benefit and Other Postretirement Benefits included in Item 8 - Financial Statements and Supplementary Data, Trustmark maintains a noncontributory defined benefit pension plan, which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective during 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During 2009, Trustmark recorded a one-time curtailment gain of $1.9 million as a result of the freeze in plan benefits due to the recognition of the prior service credits previously included in accumulated other comprehensive income (loss).

At December 31, 2011, the fair value of plan assets totaled $72.3 million and was exceeded by the plan projected benefit obligation of $100.6 million by $28.3 million.  Net periodic benefit cost equaled $3.2 million in 2011 compared with $2.8 million in 2010 and $51 thousand in 2009.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2011, 2010 and 2009, the process used to select the discount rate assumption under FASB ASC Topic 715, “Employers’ Accounting for Pensions,” takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ended December 31, 2011 and 2010, Trustmark's minimum required contribution was $896 thousand and zero, respectively.  During 2011 and 2010, Trustmark made a contribution of $1.0 million for the plan year ended December 31, 2011 and $1.9 million for the plan year ended December 31, 2009, respectively.  For the plan year ended December 31, 2012, Trustmark’s minimum required contribution is expected to be $3.4 million; however, Management and the Board of Directors will monitor the plan throughout 2012 to determine any additional funding requirements by the plan’s measurement date.

Supplemental Retirement Plan

Trustmark also maintains a nonqualified supplemental retirement plan covering directors who elected to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant’s covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which are anticipated to fund future payments under the plan.

At December 31, 2011, the accrued benefit obligation equaled $52.6 million, while the net periodic benefit cost equaled $3.6 million in 2011 and $3.5 million in 2010 and 2009.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plan’s measurement date, which is December 31. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2011, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both December 31, 2011 and 2010, Trustmark had commitments to extend credit of $1.7 billion and $1.6 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At December 31, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $156.7 million and $185.6 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Trustmark is obligated under certain contractual arrangements.  The amount of the payments due under those obligations as of December 31, 2011 is shown in the table below:

Contractual Obligations
($ in thousands)

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Subordinated notes	$-	$-	$-	$49,839	$49,839
Junior subordinated debt securities	-	-	-	61,856	61,856
Operating lease obligations	5,913	8,861	4,219	5,718	24,711
Time deposits	1,572,580	397,510	47,175	315	2,017,580
FHLB advances	2,485	-	-	-	2,485
Securities sold under repurchase agreements	193,297	-	-	-	193,297
Total	$1,774,275	$406,371	$51,394	$117,728	$2,349,768

Capital Resources

At December 31, 2011, Trustmark’s total shareholders’ equity was $1.215 billion, an increase of $65.6 million from its level at December 31, 2010.  During 2011, shareholders’ equity increased primarily as a result of net income of $106.8 million and was offset by common stock dividends of $59.5 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

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

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of December 31, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2011, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At December 31, 2011:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Dividends on Common Stock

Dividends per common share for the years ended December 31, 2011, 2010 and 2009 were $0.92.  Trustmark’s dividend payout ratio for 2011, 2010 and 2009 was 55.1%, 58.2%, and 73.0%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2012 approximately $85.4 million plus its net income for that year to pay as dividends.  The actual amount of any dividends declared in 2012 will be determined by Trustmark’s Board of Directors.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes federal funds purchased, brokered deposits, FHLB advances, securities sold under repurchase agreements as well as the Federal Reserve Discount Window (Discount Window) to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.525 billion for 2011 and represented approximately 78.5% of average liabilities and shareholders’ equity when compared to average deposits of $7.116 billion, which represented 76.6% of average liabilities and shareholders’ equity for 2010.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2011, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $42.1 million compared to $147.9 million at December 31, 2010, a decline of $106 million as Trustmark sought to reduce balances of its higher cost funding sources. At December 31, 2011, Trustmark had $49.7 million in term fixed-rate brokered CDs outstanding compared with no outstanding brokered CDs at December 31, 2010.  The addition of brokered CDs during the first quarter was part of an interest rate risk management strategy, and represented the lowest cost alternative for term fixed-rate funding.

At December 31, 2011, Trustmark had $365.0 million of upstream Federal funds purchased, compared to $415.0 million at December 31, 2010.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $2.5 million in advances at December 31, 2011, compared with $350.0 million in advances at December 31, 2010.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.933 billion at December 31, 2011.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At December 31, 2011, Trustmark had approximately $603.0 million available in repurchase agreement capacity compared to $497.4 million at December 31, 2010.

Another borrowing source is the Discount Window.  At December 31, 2011, Trustmark had approximately $777.4 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $845.5 million at December 31, 2010.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At December 31, 2011, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At December 31, 2011, Trustmark had $94.8 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  Trustmark repurchased the 215,000 shares of Senior Preferred Stock from the Treasury in December 2009.  Also, in December 2009, Trustmark issued common stock and received net proceeds of $109.3 million to use in the repurchase of the Senior Preferred Stock.  At December 31, 2011, Trustmark has no shares of preferred stock issued.  For further information regarding Trustmark’s repurchase of Senior Preferred Stock and the issuance of common stock, please refer to the section Capital Resources found elsewhere in this report.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $317.0 million at December 31, 2011, with a negative valuation adjustment of $1.5 million, compared to $230.9 million, with a positive valuation adjustment of $3.5 million as of December 31, 2010.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $4.4 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in current period earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of December 31, 2011, Trustmark had interest rate swaps with an aggregate notional amount of $71.2 million related to this program. The net fair value of these derivatives is immaterial at December 31, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2011, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million.  As of December 31, 2011, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers the effective date of the requirement of ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  ASU 2011-12 was issued to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements.  All other requirements of ASU 2011-05 are not affected by ASU 2011-12.  The requirements of ASU 2011-05, as amended by ASU 2011-12, remain effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a public entity.  For Trustmark, the impact of the ASU is a change in presentation only and will not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Issued in September 2011, ASU 2011-08 amends the guidance in ASC 350-202 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 will not impact Trustmark’s consolidated financial statements.

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

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This ASU amends ASC 310-40 to include the indicators from ASC 470-60 that a lender should consider in determining whether a borrower is experiencing financial difficulties (e.g., debtor default, debtor bankruptcy, or concerns about the future as a going concern are all indicators of financial difficulty). It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future.  The guidance in the rest of the ASU addresses whether the lender has granted a concession to the borrower.  The ASU also amends ASC 310-40 to clarify that a lender is explicitly precluded from performing the borrower’s effective interest rate test, described in ASC 470, to determine whether a modification is a TDR.  For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  ASU 2011-02 became effective for Trustmark’s financial statements on September 1, 2011, and the adoption did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 5 – Loans Held for Investment and Allowance for Loan Losses, excluding Covered Loans.

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

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, which is discussed above.  ASU 2010-20 became effective for Trustmark’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for Trustmark’s financial statements beginning on January 1, 2011.  The required disclosures are reported in Note 5 – Loans Held for Investment and Allowance for Loan Losses, excluding Covered Loans.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective for Trustmark’s financial statements on January 1, 2011 and is reported in Note 18 – Fair Value.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may decrease 1.8% and 3.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at December 31, 2011 and 2010, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at December 31, 2011, it is estimated net interest income may decrease by 5.4% compared to a 3.6% decrease at December 31, 2010.  At December 31, 2011 and 2010, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at December 31, 2011 and 2010:

Interest Rate Exposure Analysis	Estimated Annual % Change in Net Interest Income
	2011	2010
Change in Interest Rates
+200 basis points	-1.8%	-3.2%
+100 basis points	-0.8%	-2.0%
-100 basis points	-5.4%	-3.6%

As shown in the table above, the interest rate shocks illustrate the negative contribution to net interest income in both rising and falling interest rate environments. While there are several factors that contribute to the decline in net interest income, the primary factor in a one-year, shocked, down 100 basis point rate shift scenario is an increased speed of prepayment of mortgage-related assets reinvested at lower interest rates, which is partially offset by lower deposit costs. In the one-year, shocked, up 200 basis point rate shift scenario, the principal factor for declining net interest income is an increased cost of deposits and other short-term liabilities. Although an increase in the rate on floating rate loans partially offsets the increased interest expense, the upward repricing is limited as many of these loans contain interest rate floors. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2012 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on-and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of December 31, 2011, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 2.4% compared to an increase of 0.5% from one year ago.  The slight decrease in sensitivity is primarily attributable to a higher level of deposits from a year ago.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 6.5% compared to a decline of 4.6% from one year ago. The increase in sensitivity is primarily attributable to increased prepayment activity associated with mortgage related assets reinvested at lower interest rates. The following table summarizes the effect that various rate shifts would have on net portfolio value at December 31, 2011 and 2010:

Economic Value - at - Risk	Estimated % Change in Net Portfolio Value
	2011	2010
+200 basis points	2.4%	0.5%
+100 basis points	2.9%	1.4%
-100 basis points	-6.5%	-4.6%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi
February 27, 2012

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands except share data)

	December 31,
	2011	2010
Assets
Cash and due from banks (noninterest-bearing)	$202,625	$161,544
Federal funds sold and securities purchased under reverse repurchase agreements	9,258	11,773
Securities available for sale (at fair value)	2,468,993	2,177,249
Securities held to maturity (fair value: $62,515-2011; $145,143-2010)	57,705	140,847
Loans held for sale (LHFS)	216,553	153,044
Loans held for investment (LHFI), excluding covered loans	5,857,484	6,060,242
Less allowance for loan losses, excluding covered loans	89,518	93,510
Net LHFI, excluding covered loans	5,767,966	5,966,732
Covered loans	76,804	-
Allowance for loan losses, covered loans	502	-
Net covered loans	76,302	-
Net LHFI and covered loans	5,844,268	5,966,732
Premises and equipment, net	142,582	142,289
Mortgage servicing rights	43,274	51,151
Goodwill	291,104	291,104
Identifiable intangible assets	14,076	16,306
Other real estate, excluding covered other real estate	79,053	86,704
Covered other real estate	6,331	-
FDIC indemnification asset	28,348	-
Other assets	322,837	355,159
Total Assets	$9,727,007	$9,553,902

Liabilities
Deposits:
Noninterest-bearing	$2,033,442	$1,636,625
Interest-bearing	5,532,921	5,407,942
Total deposits	7,566,363	7,044,567
Federal funds purchased and securities sold under repurchase agreements	604,500	700,138
Short-term borrowings	87,628	425,343
Subordinated notes	49,839	49,806
Junior subordinated debt securities	61,856	61,856
Other liabilities	141,784	122,708
Total Liabilities	8,511,970	8,404,418

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 64,142,498 shares - 2011; 63,917,591 shares - 2010	13,364	13,318
Capital surplus	266,026	256,675
Retained earnings	932,526	890,917
Accumulated other comprehensive income (loss), net of tax	3,121	(11,426)
Total Shareholders' Equity	1,215,037	1,149,484
Total Liabilities and Shareholders' Equity	$9,727,007	$9,553,902

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)

	Years Ended December 31,
	2011	2010	2009
Interest Income
Interest and fees on loans	$309,240	$324,118	$354,518
Interest on securities:
Taxable	75,843	77,078	80,715
Tax exempt	5,545	5,577	5,349
Interest on federal funds sold and securities purchased under reverse repurchase agreements	30	36	66
Other interest income	1,321	1,409	1,414
Total Interest Income	391,979	408,218	442,062
Interest Expense
Interest on deposits	36,294	48,657	78,886
Interest on federal funds purchased and securities sold under repurchase agreements	965	1,183	1,133
Other interest expense	5,777	6,355	7,834
Total Interest Expense	43,036	56,195	87,853
Net Interest Income	348,943	352,023	354,209
Provision for loan losses, excluding covered loans	29,704	49,546	77,112
Provision for covered loan losses	624	-	-
Net Interest Income After Provision for Loan Losses	318,615	302,477	277,097
Noninterest Income
Service charges on deposit accounts	51,707	55,183	54,087
Bank card and other fees	27,474	25,014	23,041
Insurance commissions	26,966	27,691	29,079
Mortgage banking, net	26,812	29,345	28,873
Wealth management	22,962	21,872	22,079
Other, net	3,853	4,493	5,616
Securities gains, net	80	2,329	5,467
Total Noninterest Income	159,854	165,927	168,242
Noninterest Expense
Salaries and employee benefits	178,556	174,582	169,252
Services and fees	43,858	41,949	40,292
Net occupancy - premises	20,254	19,808	20,051
Equipment expense	20,177	17,135	16,462
ORE/Foreclosure expense	16,293	24,377	12,814
FDIC assessment expense	7,984	12,161	15,808
Other expense	42,728	35,637	33,580
Total Noninterest Expense	329,850	325,649	308,259
Income Before Income Taxes	148,619	142,755	137,080
Income taxes	41,778	42,119	44,033
Net Income	106,841	100,636	93,047
Preferred stock dividends	-	-	10,124
Accretion of discount on preferred stock	-	-	9,874
Net Income Available to Common Shareholders	$106,841	$100,636	$73,049

Earnings Per Common Share
Basic	$1.67	$1.58	$1.26
Diluted	$1.66	$1.57	$1.26

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)

						Accumulated
						Other
		Common Stock				Comprehensive
	Preferred	Shares		Capital	Retained	Income
	Stock	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2009	$205,126	57,324,737	$11,944	$139,471	$836,642	$(14,717)	$1,178,466
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	93,047	-	93,047
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	13,691	13,691
Net change in capital accumulation and other postretirement benefit plans:
Net change in prior service cost	-	-	-	-	-	(1,164)	(1,164)
Net decrease in loss	-	-	-	-	-	566	566
Comprehensive income							106,140
Common stock offering	-	6,216,216	1,295	108,001	-	-	109,296
Repurchase of preferred stock and warrant	(205,126)	-	-	(10,000)	(9,874)	-	(225,000)
Cash dividends paid on common stock ($0.92 per share)	-	-	-	-	(53,295)	-	(53,295)
Cash dividends paid on preferred stock	-	-	-	-	(11,288)	-	(11,288)
Common stock issued, long-term incentive plan	-	132,886	28	2,835	(1,679)	-	1,184
Compensation expense, long-term incentive plan	-	-	-	4,557	-	-	4,557
Balance, December 31, 2009	-	63,673,839	13,267	244,864	853,553	(1,624)	1,110,060
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	100,636	-	100,636
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	(10,967)	(10,967)
Net change in capital accumulation and other postretirement benefit plans:
Net change in prior service cost	-	-	-	-	-	76	76
Net decrease in loss	-	-	-	-	-	1,089	1,089
Comprehensive income							90,834
Cash dividends paid on common stock ($0.92 per share)	-	-	-	-	(59,302)	-	(59,302)
Common stock issued, long-term incentive plan	-	243,752	51	7,047	(3,970)	-	3,128
Compensation expense, long-term incentive plan	-	-	-	4,824	-	-	4,824
Other	-	-	-	(60)	-	-	(60)
Balance, December 31, 2010	-	63,917,591	13,318	256,675	890,917	(11,426)	1,149,484
Comprehensive income:
Net income per consolidated statements of income	-	-	-	-	106,841	-	106,841
Other comprehensive income (loss), net of tax:
Net change in fair value of securities available for sale	-	-	-	-	-	24,426	24,426
Net change in capital accumulation and other postretirement benefit plans:
Net change in prior service cost	-	-	-	-	-	(591)	(591)
Net increase in loss	-	-	-	-	-	(9,288)	(9,288)
Comprehensive income							121,388
Cash dividends paid on common stock ($0.92 per share)	-	-	-	-	(59,485)	-	(59,485)
Common stock issued, long-term incentive plan	-	224,907	46	5,560	(5,747)	-	(141)
Compensation expense, long-term incentive plan	-	-	-	3,791	-	-	3,791
Balance, December 31, 2011	$-	64,142,498	$13,364	$266,026	$932,526	$3,121	$1,215,037

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$106,841	$100,636	$93,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,328	49,546	77,112
Depreciation and amortization	25,273	25,646	26,489
Net amortization (accretion) of securities	9,187	3,264	(110)
Securities gains, net	(80)	(2,329)	(5,467)
Gains on sales of loans, net	(11,952)	(15,317)	(21,705)
Decrease in FDIC indemnification asset	185	-	-
Bargain purchase gain on acquisition	(7,456)	-	-
Deferred income tax benefit	(9,683)	(6,389)	(4,477)
Proceeds from sales of loans held for sale	981,349	1,164,541	1,627,971
Purchases and originations of loans held for sale	(1,003,803)	(1,127,346)	(1,553,674)
Originations and sales of mortgage servicing rights, net	(14,160)	(16,885)	(9,590)
Net decrease (increase) in other assets	34,238	1,588	(61,545)
Net increase (decrease) in other liabilities	2,609	736	(1,391)
Other operating activities, net	30,713	29,087	5,657
Net cash provided by operating activities	173,589	206,778	172,317

Investing Activities
Proceeds from calls and maturities of securities held to maturity	83,219	92,324	37,217
Proceeds from calls and maturities of securities available for sale	749,149	650,419	388,781
Proceeds from sales of securities available for sale	22,996	65,074	188,460
Purchases of securities held to maturity	-	-	(10,428)
Purchases of securities available for sale	(1,026,936)	(1,227,199)	(691,195)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	3,515	(5,399)	17,027
Net decrease in loans	141,988	138,071	256,885
Purchases of premises and equipment	(12,184)	(6,720)	(6,279)
Proceeds from sales of premises and equipment	537	183	623
Proceeds from sales of other real estate	54,104	48,019	18,290
Net cash received in business combination	78,896	-	-
Net cash provided by (used in) investing activities	95,284	(245,228)	199,381

Financing Activities
Net increase (decrease) in deposits	317,447	(143,898)	364,595
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(95,638)	47,106	(158,097)
Net (decrease) increase in short-term borrowings	(389,666)	147,689	(518,504)
Proceeds from long-term FHLB advances	-	-	75,000
Payments from calls of long-term FHLB advances	(309)	-	-
Redemption of junior subordinated debt securities	-	(8,248)	-
Common stock dividends	(59,485)	(59,302)	(53,295)
Common stock issued-net, long-term incentive plan	(595)	1,273	593
Excess tax benefit from stock-based compensation arrangements	454	1,855	591
Repurchase of preferred stock	-	-	(215,000)
Preferred stock dividends	-	-	(11,288)
Proceeds from issuance of common stock, net	-	-	109,296
Repurchase of common stock warrant	-	-	(10,000)
Net cash used in financing activities	(227,792)	(13,525)	(416,109)

Increase (decrease) in cash and cash equivalents	41,081	(51,975)	(44,411)
Cash and cash equivalents at beginning of year	161,544	213,519	257,930
Cash and cash equivalents at end of year	$202,625	$161,544	$213,519

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2012 actual conditions could vary from those anticipated, which could affect our results of operations and financial condition.  The allowance for loan losses, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

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

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark did not exercise their buy-back option on any delinquent loans serviced for GNMA during either 2011 or 2009.  GNMA loans eligible for repurchase had an unpaid principal balance of $58.8 million at December 31, 2011, $29.7 million at December 31, 2010 and $81.0 million at December 31, 2009.

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

Trustmark has established acceptable ranges or limits for specific types of credit. Within these categories, the overall risk of individual credits is restrained by defined maximum advance rates and repayment periods, minimum debt service coverage ratios, and continuous monitoring of these measures throughout the life of the loan. These policy directives are periodically reviewed to ensure that they continue to reflect underwriting considerations deemed essential to maintaining a sound loan portfolio. It is recognized that not all extensions of credit will fully comply with policy limitations. Accordingly, such exceptions to loan policy must be justified by other mitigating features of the loan and must receive proper approval as designated in the loan policy.

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

Commercial purpose loans are charged off when a determination is made that the loan is uncollectible, and continuance as a bankable asset is not warranted.  Consumer loans secured by 1-4 family residential real estate are generally charged off or written down to the fair value of the collateral less cost to sell at no later than 180 days of delinquency.  Non-real estate consumer purpose term loans, including both secured and unsecured loans, are generally charged off by 120 days of delinquency.  Consumer revolving lines of credit and credit card debt are generally charged off on or prior to 180 days of delinquency.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance account is maintained at a level which is believed to be adequate by management based on estimated probable losses within the loan portfolio.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions, and judgments as to the facts and circumstances of particular situations.  Some of the factors considered, such as amounts and timing of future cash flows expected to be received, may be susceptible to significant change.

Trustmark's allowance methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance.  The allowance for loan losses consists of three components:   (i) a historical valuation allowance determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 450, "Contingencies," based on historical loan loss experience for loans with similar characteristics and trends,   (ii) a specific valuation allowance determined in accordance with FASB  ASC Topic 310 "Receivables," based on probable losses on specific loans, and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions, and judgments as described below.

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of loans contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial loans for working capital purposes and non-working capital  purposes, commercial real estate loans (which are further segregated into construction, land, lots and development, owner-occupied and non-owner occupied categories), 1-4 family mortgage loans, and other consumer loans.  Loans are further segregated based on Trustmark's internal credit risk rating process that evaluates, among other things: the obligor's ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness, and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each grade within loan groups based upon degree of risk.

Loans-Specific Valuation Allowance

Once a loan is classified, it is subject to periodic review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria contained in FASB ASC Topic 310.  A formal impairment analysis is performed on all non-accrual loans with an outstanding balance of $500,000 or more, and based upon this analysis loans are written-down to net realizable value.

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting the bank as a whole as well as specific loans.  Factors considered include the following within the bank's four geographic market regions:  the experience, ability, and effectiveness of the bank's lending management and staff; adherence to Trustmark's loans policies, procedures, and internal controls; the volume of other exceptions relating to collateral and financial documentation; concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results incorporated into a "qualitative factor allocation matrix" which is used to establish an appropriate allowance.

During 2009, Trustmark revised its allowance methodology to further segregate the commercial portfolio into 13 distinct pools with similar characteristics based upon the underlying nature or purpose of the loan, collateral, repayment sources, and risk profiles.  The methodology was refined again in the first quarter of 2010 to consider these pools separately in the four market regions within which the bank operates.  These changes did not result in any material impact to the overall balance of the allowance for loan losses for the relevant period.

Acquired Loans, including Covered Loans

Acquired loans are accounted for under the acquisition method of accounting (formerly the purchase method). The acquired loans are recorded at their estimated fair values as of the acquisition date.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Trustmark accounts for acquired loans deemed to be impaired under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 are referred to as “acquired impaired loans.” Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the non-accretable difference.  The non-accretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio and such amount is subject to change over time based on the performance of such loans.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Improvements in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively.  Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses.  The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

Trustmark aggregates certain acquired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired loans, loans are first categorized by similar purpose, similar collateral, similar geographic region, and by their operational servicing center.  Within each category, loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by Trustmark's internal credit officers.  For consumer loans, the risk determinants include delinquency, FICO and loan to value.  Statistical comparison of the pools reflect that each pool is comprised of loans generally of statistically similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for statistical similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of Trustmark's expected cash flows from the loans.  An acquired loan will be removed from a pool of loans only if the loan is sold, foreclosed, or payment is received in full satisfaction of the loan.  The acquired loan will be removed from the pool at its carrying value.  If an individual acquired loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized as a gain or loss immediately in interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired loans are not pooled and are accounted for individually. Such loans consist of loans subject to accounting for purchased nonimpaired loans and loans that require more specific estimates of actual timing and amounts of cash flows due to the significant impairment of the borrower's ability to pay.

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired loans as well as the accretable yield and results in a charge to income through the provision for loans losses and the establishment of an allowance for loan losses.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income over the remaining average life of the acquired loans.

Under FASB ASC Topic 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

Covered Loans

Loans acquired in an FDIC-assisted transaction and covered under loss-share agreements, such as those acquired from Heritage, are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  The covered loans are recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition, such as Heritage, that is subject to a FDIC loss-share agreement is referred to as “covered other real estate” and reported separately in Trustmark’s consolidated balance sheets. Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value, less estimated selling costs.

Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense, and are mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments are credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value at acquisition date and the undiscounted cash flows Trustmark expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  The FDIC indemnification asset is presented net of any true-up provision due to the FDIC at the termination of the loss-share agreement.  Please refer to Note 2 – Business Combinations for additional information regarding the FDIC true-up provision under the loss-share agreement.

The FDIC indemnification asset is reduced as expected losses on covered loans and covered other real estate decline or as loss-share claims are submitted to the FDIC.  The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in the cash flow of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in the cash flow of the covered loans and covered other real estate under those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.  The amount ultimately collected from the FDIC is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to ten years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2011, 2010 or 2009.

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

Federal Home Loan Bank and Federal Reserve Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), are carried at cost and totaled $31.8 million at December 31, 2011 and $40.7 million at December 31, 2010.  Trustmark’s investment in FRB and FHLB stock is included in other assets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  The carrying value of Trustmark’s stock in the FHLB of Dallas gave rise to no other-than-temporary impairment for the years ended December 31, 2011, 2010 and 2009.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized through the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2011 or 2010.

Wealth Management

Assets under administration held by Trustmark in a fiduciary or agency capacity for customers are not included in the consolidated balance sheets.  Investment management and trust income is recorded on a cash basis, which because of the regularity of the billing cycles, approximates the accrual method, in accordance with industry practice.

Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income.

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

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Income taxes paid	$37,604	$53,628	$60,456
Interest expense paid on deposits and borrowings	44,060	59,858	93,402
Noncash transfers from loans to foreclosed properties	57,297	61,786	78,300
Transfer of long-term FHLB advance to short-term	-	75,000	-
Assets acquired in business combination	207,243	-	-
Liabilities assumed in business combination	228,236	-	-

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

	Years Ended December 31,
	2011	2010	2009
Basic shares	64,066	63,849	57,834
Dilutive shares	195	190	102
Diluted shares	64,261	64,039	57,936

Weighted-average antidilutive stock awards were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2011	2010	2009

Weighted-average antidilutive shares	1,226	1,259	1,552

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers the effective date of the requirement of ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  ASU 2011-12 was issued to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements.  All other requirements of ASU 2011-05 are not affected by ASU 2011-12.  The requirements of ASU 2011-05, as amended by ASU 2011-12, remain effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for a public entity.  For Trustmark, the impact of the ASU is a change in presentation only and will not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Issued in September 2011, ASU 2011-08 amends the guidance in ASC 350-202 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-08 will not impact Trustmark’s consolidated financial statements.

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

ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR).  This ASU amends ASC 310-40 to include the indicators from ASC 470-60 that a lender should consider in determining whether a borrower is experiencing financial difficulties (e.g., debtor default, debtor bankruptcy, or concerns about the future as a going concern are all indicators of financial difficulty). It further clarifies that a borrower could be experiencing financial difficulty even if it is not currently in default but default is probable in the foreseeable future.  The guidance in the rest of the ASU addresses whether the lender has granted a concession to the borrower.  The ASU also amends ASC 310-40 to clarify that a lender is explicitly precluded from performing the borrower’s effective interest rate test, described in ASC 470, to determine whether a modification is a TDR.  For TDR identification and disclosure purposes, the guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption.  For newly identified TDRs that have occurred since the beginning of the earliest period presented and that remain outstanding in the period of adoption, the effect, if any, of the change in the method of calculating impairment under the loss contingency guidance of ASC 450-20 to that in ASC 310-10 is to be reflected in the period of adoption (e.g., the third quarter of 2011 for a calendar-year-end public entity).  ASU 2011-02 became effective for Trustmark’s financial statements on September 1, 2011, and the adoption did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 5 – Loans Held for Investment and Allowance for Loan Losses, excluding Covered Loans.

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

ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, the FASB issued ASU 2010-20, which requires Trustmark to provide a greater level of disaggregated information about the credit quality of loans and the allowance for loan losses.  This ASU also requires Trustmark to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, which is discussed above.  ASU 2010-20 became effective for Trustmark’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for Trustmark’s financial statements beginning on January 1, 2011.  The required disclosures are reported in Note 5 – Loans Held for Investment and Allowance for Loan Losses, excluding Covered Loans.

ASU 2010-06, “Improving Disclosures about Fair Value Measurements.”  In January 2010, the FASB issued ASU 2010-06, which requires additional disclosures related to the transfers in and out of fair value hierarchy and the activity of Level 3 financial instruments. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU 2010-06 became effective for Trustmark’s financial statements on January 1, 2011 and is reported in Note 18 – Fair Value.

Note 2 – Business Combinations

Heritage Banking Group

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage), a 90-year old financial institution headquartered in Carthage, Mississippi, and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver.  On the same date, Trustmark National Bank (TNB) entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchased essentially all of the assets of Heritage.  The FDIC and TNB entered into a loss-share transaction on approximately $151.9 million of Heritage assets, which covers substantially all loans and all other real estate. Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Because of the loss protection provided by the FDIC, the risk characteristics of the Heritage loans and other real estate covered by the loss-share agreement are significantly different from those assets not covered by this agreement.  As a result, Trustmark will refer to loans and other real estate subject to the loss-share agreement as “covered” while loans and other real estate that are not subject to the loss-share agreement will be referred to as “excluding covered.”  The loss-share agreement applicable to single family residential mortgage loans and related foreclosed real estate provides for FDIC loss sharing and TNB’s reimbursement to the FDIC for recoveries of covered losses for ten years from the date on which the loss-share agreement was entered. The loss-share agreement applicable to commercial loans and related foreclosed real estate provides for FDIC loss sharing for five years from the date on which the loss-share agreement was entered and TNB’s reimbursement to the FDIC for recoveries of covered losses for an additional three years thereafter.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  To the extent that actual losses on covered loans and covered other real estate are less than estimated losses, the applicable true-up payable to the FDIC upon termination of the loss-share agreement will increase. To the extent that actual losses on covered loans and covered other real estate are more than estimated losses, the applicable true-up payable to the FDIC upon termination of the loss-share agreement will decrease.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  The FDIC indemnification asset is presented net of the FDIC true-up provision.  Changes in the FDIC true-up provision are recorded to noninterest income.

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

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances (shown as short-term borrowings above).  Level 3 inputs were used to determine the fair value of both LHFI and covered loans, identifiable intangible assets, covered other real estate and the FDIC indemnification asset.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Please refer to Note 18 – Fair Value for more information on Trustmark’s classification of financial instruments based on valuation inputs within the fair value hierarchy.

The bargain purchase gain represents the net of the estimated fair value of the assets acquired and liabilities assumed and is influenced significantly by the FDIC-assisted transaction process.  Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer.  The pretax gain of $7.5 million recognized by Trustmark is considered a bargain purchase transaction under FASB ASC Topic 805, “Business Combinations.”  The gain was recognized as other noninterest income in Trustmark’s consolidated statements of income for the year ended December 31, 2011.

The operations of Heritage are included in Trustmark’s operating results from April 15, 2011, and added revenue of $13.0 million and net income available to common shareholders of $6.5 million through December 31, 2011.  Such operating results are not necessarily indicative of future operating results.  Trustmark believes that given the nature of the assets and liabilities assumed, the significant amount of fair value adjustments and the FDIC loss sharing agreements now in place, historical results of Heritage are not meaningful to Trustmark’s results of operations and thus no pro forma information is presented.

Bay Bank & Trust Company

On November 30, 2011, Trustmark announced the signing of a definitive agreement in which Bay Bank & Trust Co. (Bay Bank), a 76-year old financial institution headquartered in Panama City, Florida, will merge into TNB.  As of December 31, 2011, Bay Bank reported loans of $116.9 million and deposits of $206.6 million.  Under the terms of the definitive agreement, the transaction is valued at $22 million, with $10 million of the consideration to be paid in cash and $12 million to be paid in common stock of Trustmark.  The consideration represents approximately 86% of Bay Bank’s tangible book value as of December 31, 2011.  The transaction, which is expected to be completed during the first quarter of 2012, is subject to approval by Bay Bank’s shareholders.  On January 26, 2012, the OCC granted conditional approval, subject to customary requirements, of the merger of Bay Bank with and into TNB.

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2011 and 2010 were $36.6 million and $31.8 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2011 and 2010 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$3	$-	$-	$3	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	64,573	229	-	64,802	-	-	-	-
Obligations of states and political subdivisions	190,868	11,971	(12)	202,827	42,619	4,131	(2)	46,748
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,500	945	-	12,445	4,538	336	-	4,874
Issued by FNMA and FHLMC	340,839	7,093	-	347,932	588	28	-	616
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,570,782	44,183	-	1,614,965	7,749	133	(1)	7,881
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	216,698	9,497	(176)	226,019	2,211	185	-	2,396
Total	$2,395,263	$73,918	$(188)	$2,468,993	$57,705	$4,813	$(3)	$62,515

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government agencies	$12	$-	$-	$12	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	124,093	114	(2,184)	122,023	-	-	-	-
Obligations of states and political subdivisions	159,418	2,259	(2,040)	159,637	53,246	2,628	(10)	55,864
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,719	723	-	12,442	6,058	171	-	6,229
Issued by FNMA and FHLMC	432,162	1,188	(6,846)	426,504	763	6	-	769
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,361,339	43,788	(4,311)	1,400,816	78,526	1,503	-	80,029
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	54,331	2,007	(523)	55,815	2,254	-	(2)	2,252
Total	$2,143,074	$50,079	$(15,904)	$2,177,249	$140,847	$4,308	$(12)	$145,143

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2011	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of states and political subdivisions	$3,368	$(12)	$202	$(2)	$3,570	$(14)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,069	(1)	-	-	1,069	(1)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,890	(176)	-	-	46,890	(176)
Total	$51,327	$(189)	$202	$(2)	$51,529	$(191)

December 31, 2010
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$86,917	$(2,184)	$-	$-	$86,917	$(2,184)
Obligations of states and political subdivisions	65,523	(2,045)	307	(5)	65,830	(2,050)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	312,787	(6,846)	-	-	312,787	(6,846)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	232,279	(4,311)	-	-	232,279	(4,311)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	21,073	(525)	-	-	21,073	(525)
Total	$718,579	$(15,911)	$307	$(5)	$718,886	$(15,916)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2011. There were no other-than-temporary impairments for the years ended December 31, 2011, 2010 and 2009.

Security Gains and Losses

Gains and losses as a result of calls and disposition of securities were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2011	2010	2009
Proceeds from calls and sales of securities	$24,471	$65,074	$188,460
Gross realized gains	57	2,216	5,379
Gross realized (losses)	(11)	-	(11)

Held to Maturity
Proceeds from calls of securities	$3,645	$11,305	$9,303
Gross realized gains	34	113	99

Securities Pledged

Securities with a carrying value of $1.8 billion and $1.7 billion at December 31, 2011 and 2010, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  Of the amount pledged at December 31, 2011, $6.4 million was pledged to the Discount Window to provide additional contingency funding capacity.  At year-end, these securities were not required to collateralize any borrowings from the FRB.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2011, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$9,506	$9,568	$2,922	$2,942
Due after one year through five years	59,092	61,549	18,377	19,922
Due after five years through ten years	176,050	185,097	19,824	22,298
Due after ten years	10,796	11,418	1,496	1,586
	255,444	267,632	42,619	46,748
Mortgage-backed securities	2,139,819	2,201,361	15,086	15,767
Total	$2,395,263	$2,468,993	$57,705	$62,515

Note 5 –Loans Held for Investment (LHFI) and Allowance for Loan Losses, excluding Covered Loans

At December 31, 2011 and 2010, LHFI, excluding covered loans, consisted of the following ($ in thousands):

	2011	2010
Loans secured by real estate:
Construction, land development and other land loans	$474,082	$583,316
Secured by 1-4 family residential properties	1,760,930	1,732,056
Secured by nonfarm, nonresidential properties	1,425,774	1,498,108
Other	204,849	231,963
Commercial and industrial loans	1,139,365	1,068,369
Consumer loans	243,756	402,165
Other loans	608,728	544,265
LHFI, excluding covered loans	5,857,484	6,060,242
Less allowance for loan losses	89,518	93,510
Net LHFI, excluding covered loans	$5,767,966	$5,966,732

The following table details LHFI, excluding covered loans, individually and collectively evaluated for impairment at December 31, 2011 and 2010 ($ in thousands):

	December 31, 2011
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$40,413	$433,669	$474,082
Secured by 1-4 family residential properties	24,348	1,736,582	1,760,930
Secured by nonfarm, nonresidential properties	23,981	1,401,793	1,425,774
Other	5,871	198,978	204,849
Commercial and industrial loans	14,148	1,125,217	1,139,365
Consumer loans	825	242,931	243,756
Other loans	872	607,856	608,728
Total	$110,458	$5,747,026	$5,857,484

	December 31, 2010
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$57,831	$525,485	$583,316
Secured by 1-4 family residential properties	30,313	1,701,743	1,732,056
Secured by nonfarm, nonresidential properties	29,013	1,469,095	1,498,108
Other	6,154	225,809	231,963
Commercial and industrial loans	16,107	1,052,262	1,068,369
Consumer loans	2,112	400,053	402,165
Other loans	1,393	542,872	544,265
Total	$142,923	$5,917,319	$6,060,242

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Related Party Loans

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2011 and 2010, total loans to these borrowers were $54.4 million and $77.9 million, respectively.  During 2011, $167.1 million of new loan advances were made, while repayments were $170.8 million, as well as decreases from changes in executive officers and directors of $19.8 million.

Nonaccrual/Impaired LHFI, Excluding Covered Loans

At December 31, 2011 and 2010, the carrying amounts of nonaccrual LHFI, excluding covered loans, which are considered for impairment analysis, were $110.5 million and $142.9 million, respectively.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At December 31, 2011 and 2010, specifically evaluated impaired LHFI totaled $68.9 million and $97.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $8.8 million and $8.3 million at the end of the respective periods.  Specific charge-offs related to impaired LHFI totaled $21.5 million and $33.0 million while the provisions charged to net income for these loans totaled $7.5 million and $11.5 million for 2011 and 2010, respectively.  For 2009, specific charge-offs related to impaired loans totaled $29.1 million while the provisions charged to net income during the year for these loans totaled $20.7 million.

All commercial nonaccrual LHFI, excluding covered loans, over $500 thousand are individually assessed for impairment.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  If a current appraisal, or one with an inspection date within the past 12 months, using the necessary assumptions is not in the file, a new appraisal is ordered.  Appraisals are obtained from State-certified Appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  The Appraisal Review Department has the authority to make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.  Appraised values are adjusted down for costs associated with asset disposal.  Once the current appraisal is received and the estimated net realizable value determined, the value used in the impairment assessment is updated and adjustments are made to reflect further impairments.  At the time a LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.  However, as subsequent events dictate and estimated net realizable values decline, required reserves are established.

At December 31, 2011 and 2010, nonaccrual LHFI, excluding covered loans, not specifically reviewed for impairment and written down to fair value less cost to sell, totaled $41.6 million and $45.3 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $3.9 million and $3.5 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the years in the three-year period ended December 31, 2011.

At December 31, 2011 and 2010, LHFI, excluding covered loans, classified as troubled debt restructurings (TDRs) totaled $34.2 million and $19.2 million, respectively.  For TDRs, Trustmark had a related loan loss allowance of $4.5 million at December 31, 2011 and $1.9 million at December 31, 2010.  Specific charge-offs related to TDRs totaled $1.9 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively.  LHFI that are TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.

The following table illustrates the impact of modifications classified as TDRs for the year ended December 31, 2011 as well as those TDRs modified within 2011 for which there was a payment default during the year ($ in thousands):

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	26	$16,200	$13,984
Secured by 1-4 family residential properties	17	3,843	3,793
Commercial and industrial	2	11,997	11,503
Total	45	$32,040	$29,280

	Year Ended December 31, 2011
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts		Recorded Investment
Construction, land development and other land loans	5		$3,058
Secured by 1-4 family residential properties	1		179
Total	6		$3,237

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

At December 31, 2011 and 2010, the following table details LHFI, excluding covered loans, classified as TDRs by loan type ($ in thousands):

	December 31, 2011
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$241	$14,041	$14,282
Secured by 1-4 family residential properties	782	3,485	4,267
Secured by nonfarm, nonresidential properties	-	4,135	4,135
Commercial and industrial	-	11,503	11,503
Total Troubled Debt Restructurings by Type	$1,023	$33,164	$34,187

	December 31, 2010
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$3,181	$3,181
Secured by 1-4 family residential properties	318	1,488	1,806
Secured by nonfarm, nonresidential properties	-	2,232	2,232
Commercial and industrial	-	11,997	11,997
Total Troubled Debt Restructurings by Type	$318	$18,898	$19,216

At December 31, 2011 and 2010, the carrying amount of impaired loans, excluding covered loans, consisted of the following ($ in thousands):

	December 31, 2011
		Total LHFI
	Unpaid	with No Related	Total LHFI	Total		Average
	Principal	Allowance	with an Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$58,757	$11,123	$29,290	$40,413	$6,547	$49,122
Secured by 1-4 family residential properties	33,746	1,560	22,788	24,348	1,348	27,330
Secured by nonfarm, nonresidential properties	27,183	13,770	10,211	23,981	2,431	26,497
Other	7,158	1,548	4,323	5,871	1,007	6,013
Commercial and industrial loans	16,102	8,724	5,424	14,148	1,137	15,127
Consumer loans	1,097	-	825	825	9	1,468
Other loans	2,559	220	652	872	185	1,132
Total	$146,602	$36,945	$73,513	$110,458	$12,664	$126,689

	December 31, 2010
		Total LHFI
	Unpaid	with No Related	Total LHFI	Total		Average
	Principal	Allowance	with an Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$81,945	$33,201	$24,630	$57,831	$6,782	$69,817
Secured by 1-4 family residential properties	41,475	3,082	27,231	30,313	1,745	30,888
Secured by nonfarm, nonresidential properties	35,679	18,582	10,431	29,013	1,579	23,535
Other	7,009	5,042	1,112	6,154	96	4,126
Commercial and industrial loans	17,413	9,172	6,935	16,107	1,514	11,369
Consumer loans	2,420	-	2,112	2,112	23	1,544
Other loans	2,868	1,107	286	1,393	58	765
Total	$188,809	$70,186	$72,737	$142,923	$11,797	$142,044

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to financial statement exceptions, total policy exceptions, collateral exceptions and violations of law as shown below:

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

The credit risk grades represent the probability of default (PD) for an individual credit and as such are not a direct indication of loss given default (LGD).  The LGD aspect of the subject risk ratings is neither uniform across the nine primary commercial loan groups or constant between the geographic areas.  To account for the variance in the LGD aspects of the risk rate system, the loss expectations for each risk rating is integrated into the allowance for loan loss methodology where the calculated LGD is allotted for each individual risk rating with respect to the individual loan group and unique geographic area.  The LGD aspect of the reserve methodology is calculated each quarter as a component of the overall reserve factor for each risk grade by loan group and geographic area.

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

The risk measure for each factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk) to ensure that the combination of such factors is proportional. The determination of the risk measurement for each qualitative factor is done for all four markets combined.  The resulting estimated reserve factor is then applied to each pool.

The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio. This weighted average qualitative factor is then applied over the five loan pools.

The table below illustrates the carrying amount of loans, excluding covered loans, by credit quality indicator at December 31, 2011 and 2010 ($ in thousands):

	December 31, 2011
		Commercial Loans
		Pass - Categories 1-6	Special Mention- Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$308,618	$26,273	$90,175	$116	$425,182
Secured by 1-4 family residential properties		119,155	142	16,324	-	135,621
Secured by nonfarm, nonresidential properties		1,287,886	26,232	110,472	51	1,424,641
Other		188,772	130	9,312	-	198,214
Commercial and industrial loans		1,048,556	32,046	56,577	405	1,137,584
Consumer loans		643	25	-	-	668
Other loans		600,411	-	1,834	600	602,845
		$3,554,041	$84,848	$284,694	$1,172	$3,924,755

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due Greater Than 90 days	Nonaccrual	Subtotal	Total LHFI, excluding covered loans
Loans secured by real estate:
Construction, land development and other land loans	$47,253	$353	$-	$1,294	$48,900	$474,082
Secured by 1-4 family residential properties	1,596,800	8,477	1,306	18,726	1,625,309	1,760,930
Secured by nonfarm, nonresidential properties	1,133	-	-	-	1,133	1,425,774
Other	6,405	201	-	29	6,635	204,849
Commercial and industrial loans	1,626	118	-	37	1,781	1,139,365
Consumer loans	234,593	7,172	498	825	243,088	243,756
Other loans	5,848	35	-	-	5,883	608,728
	$1,893,658	$16,356	$1,804	$20,911	$1,932,729	$5,857,484

	December 31, 2010
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$347,287	$44,459	$134,503	$512	$526,761
Secured by 1-4 family residential properties		113,776	780	25,167	226	139,949
Secured by nonfarm, nonresidential properties		1,353,794	16,858	126,050	431	1,497,133
Other		216,022	180	7,418	-	223,620
Commercial and industrial loans		977,793	25,642	58,307	1,416	1,063,158
Consumer loans		524	-	-	-	524
Other loans		535,110	210	3,633	146	539,099
		$3,544,306	$88,129	$355,078	$2,731	$3,990,244

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due Greater Than 90 days	Nonaccrual	Subtotal	Total LHFI, excluding covered loans
Loans secured by real estate:
Construction, land development and other land loans	$53,797	$223	$-	$2,535	$56,555	$583,316
Secured by 1-4 family residential properties	1,559,611	10,302	1,278	20,916	1,592,107	1,732,056
Secured by nonfarm, nonresidential properties	975	-	-	-	975	1,498,108
Other	8,282	26	-	35	8,343	231,963
Commercial and industrial loans	5,075	97	-	39	5,211	1,068,369
Consumer loans	383,528	13,741	2,260	2,112	401,641	402,165
Other loans	5,166	-	-	-	5,166	544,265
	$2,016,434	$24,389	$3,538	$25,637	$2,069,998	$6,060,242

Past Due LHFI, Excluding Covered Loans

LHFI past due 90 days or more totaled $43.6 million and $19.4 million at December 31, 2011 and 2010, respectively. Included in these amounts are $39.4 million and $15.8 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  During December of 2010, Trustmark purchased approximately $53.9 million of GNMA serviced loans, which were subsequently sold to a third party.  Trustmark will retain the servicing for these loans, which are fully guaranteed by FHA/VA.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2011 or 2009.

The following table provides an aging analysis of past due and nonaccrual LHFI, excluding covered loans, by class at December 31, 2011 and 2010 ($ in thousands):

	December 31, 2011
	Past Due
	30-89 Days	Greater than 90 Days (1)	Total	Nonaccrual	Current Loans	Total LHFI, excluding covered loans

Loans secured by real estate:
Construction, land development and other land loans	$1,784	$1,657	$3,441	$40,413	$430,228	$474,082
Secured by 1-4 family residential properties	9,755	1,306	11,061	24,348	1,725,521	1,760,930
Secured by nonfarm, nonresidential properties	9,925	-	9,925	23,981	1,391,868	1,425,774
Other	879	-	879	5,871	198,099	204,849
Commercial and industrial loans	1,646	769	2,415	14,148	1,122,802	1,139,365
Consumer loans	7,172	498	7,670	825	235,261	243,756
Other loans	3,104	-	3,104	872	604,752	608,728
Total past due LHFI	$34,265	$4,230	$38,495	$110,458	$5,708,531	$5,857,484

(1) - Past due greater than 90 days but still accruing interest.

	December 31, 2010
	Past Due
	30-89 Days	Greater than 90 Days (1)	Total	Nonaccrual	Current Loans	Total LHFI, excluding covered loans

Loans secured by real estate:
Construction, land development and other land loans	$1,651	$-	$1,651	$57,831	$523,834	$583,316
Secured by 1-4 family residential properties	11,654	1,278	12,932	30,313	1,688,811	1,732,056
Secured by nonfarm, nonresidential properties	9,149	31	9,180	29,013	1,459,915	1,498,108
Other	441	-	441	6,154	225,368	231,963
Commercial and industrial loans	4,178	39	4,217	16,107	1,048,045	1,068,369
Consumer loans	13,741	2,260	16,001	2,112	384,052	402,165
Other loans	67	-	67	1,393	542,805	544,265
Total past due LHFI	$40,881	$3,608	$44,489	$142,923	$5,872,830	$6,060,242

(1) - Past due greater than 90 days but still accruing interest.

Allowance for Loan Losses, Excluding Covered Loans

During 2009, Trustmark refined its allowance for loan loss methodology for commercial loans based upon regulatory guidance from its primary regulator.  This refined methodology delineated the commercial purpose and commercial construction loan portfolios into thirteen separate loan types (or pools), which had similar characteristics, such as, repayment, collateral and risk profiles.  The thirteen separate loan pools utilized a 10-point risk rating system to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  This change expanded commercial loans from a single pool used in 2008 and prior years to the thirteen separate pools and increased risk factors for commercial loan types to 130.  The thirteen separate loan pools included nine basic loan pools, of which four pools were separated between Florida and non-Florida.  This change in the methodology allowed Trustmark to reallocate loan loss reserves to loans that represent the highest risk.

During the first quarter of 2010, Trustmark further refined the allowance for loan loss methodology for commercial loans by segregating the nine basic loan pools into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market while continuing to utilize a 10-point risk rating system for each pool.  As a result, risk rate factors for commercial loan types increased to 360 while having an immaterial impact to the overall balance of the allowance for loan losses.  The nine separate pools are segmented below:

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

During the third quarter of 2011, Trustmark altered the quantitative factors of the allowance for loan loss methodology to reflect a twelve-quarter rolling average.  The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggests that a different method is called for.  This alteration to Trustmark’s methodology allows for a greater sensitivity to current trends, such as economic changes as well as current loss profiles, which creates a more accurate depiction of historical losses.  Prior to converting to a twelve-quarter rolling average, the quantitative factors reflected a three-year rolling average for Trustmark’s commercial loan book of business.  In 2009, Management determined the need to alter the methodology of calculating the historical loss factor due to the severe economic environment at that time.  Management used data from the single year of 2008 as the historical loss factor for 2009, and used the average historical loss for 2008 and 2009 as the historical loss factor for 2010.

The qualitative factors are determined through the utilization of eight separate factors made up of unique characteristics that, when weighted and combined, produce an estimated level of reserve for each loan type.  The qualitative factors considered are the following:

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

Changes in the allowance for loan losses, excluding covered loans, were as follows ($ in thousands):

	2011	2010	2009
Balance at January 1,	$93,510	$103,662	$94,922
Loans charged-off	(45,769)	(71,897)	(80,711)
Recoveries	12,073	12,199	12,339
Net charge-offs	(33,696)	(59,698)	(68,372)
Provision for loan losses, excluding covered loans	29,704	49,546	77,112
Balance at December 31,	$89,518	$93,510	$103,662

The following tables detail the balance in the allowance for loan losses, excluding covered loans, by portfolio segment at December 31, 2011 and 2010, respectively ($ in thousands):

	2011
	January 1,	Charge-offs	Recoveries	Provision for Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(16,399)	$-	$8,057	$27,220
Secured by 1-4 family residential properties	13,051	(9,271)	447	8,423	12,650
Secured by nonfarm, nonresidential properties	20,980	(3,896)	-	7,274	24,358
Other	1,582	(1,082)	-	2,579	3,079
Commercial and industrial loans	14,775	(4,299)	2,703	2,689	15,868
Consumer loans	5,400	(5,629)	5,749	(1,864)	3,656
Other loans	2,160	(5,193)	3,174	2,546	2,687
Total allowance for loan losses, excluding covered loans	$93,510	$(45,769)	$12,073	$29,704	$89,518

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$6,547	$20,673	$27,220
Secured by 1-4 family residential properties			1,348	11,302	12,650
Secured by nonfarm, nonresidential properties			2,431	21,927	24,358
Other			1,007	2,072	3,079
Commercial and industrial loans			1,137	14,731	15,868
Consumer loans			9	3,647	3,656
Other loans			185	2,502	2,687
Total allowance for loan losses, excluding covered loans			$12,664	$76,854	$89,518

	2010
	January 1,	Charge-offs	Recoveries	Provision for Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land loans	$43,551	$(31,135)	$-	$23,146	$35,562
Secured by 1-4 family residential properties	13,151	(11,375)	417	10,858	13,051
Secured by nonfarm, nonresidential properties	20,110	(6,520)	-	7,390	20,980
Other	1,631	(1,365)	-	1,316	1,582
Commercial and industrial loans	16,275	(4,186)	2,245	441	14,775
Consumer loans	7,246	(10,234)	6,395	1,993	5,400
Other loans	1,698	(7,082)	3,142	4,402	2,160
Total allowance for loan losses, excluding covered loans	$103,662	$(71,897)	$12,199	$49,546	$93,510

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$6,782	$28,780	$35,562
Secured by 1-4 family residential properties			1,745	11,306	13,051
Secured by nonfarm, nonresidential properties			1,579	19,401	20,980
Other			96	1,486	1,582
Commercial and industrial loans			1,514	13,261	14,775
Consumer loans			23	5,377	5,400
Other loans			58	2,102	2,160
Total allowance for loan losses, excluding covered loans			$11,797	$81,713	$93,510

Note 6 – Covered Loans, Covered Other Real Estate and FDIC Indemnification Asset

Covered Loans

On April 15, 2011, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and essentially all of the assets of Heritage.  Loans comprised the majority of the assets acquired and $97.8 million, or 91% of total loans acquired, are subject to the loss-share agreement with the FDIC whereby TNB is indemnified against a portion of the losses on covered loans and covered other real estate.

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

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements. Trustmark acquired $3.8 million of revolving credit agreements, at fair value, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such revolving covered loans in accordance with accounting requirements for purchased nonimpaired loans.

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

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Improvements in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses.  The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

During the fourth quarter of 2011, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  Due to the re-estimated cash flows on the acquired loans, Trustmark increased the carrying value of covered loans by $4.5 million. The accretable yield of the covered loans was also increased by $7.6 million as a result of the improvements in the estimated expected cash flows.

The following table presents covered loans acquired as of the date of the Heritage acquisition and activity within covered loans during 2011 ($ in thousands):

At acquisition date:
Contractually required principal and interest	$145,864
Nonaccretable difference	(38,345)
Cash flows expected to be collected	107,519
Accretable yield	(13,579)
Other revolving loans	3,830
Fair value of covered loans at acquisition date	97,770
Activity during 2011:
Accretion to interest income (1)	4,890
Payments received	(30,337)
Changes in expected cash flows	4,481
Less allowance for loan losses	(502)
Carrying value at December 31, 2011	$76,302

(1) Includes $543 thousand of accretion for covered loans not accounted for under FASB ASC Topic 310-30.

At December 31, 2011, covered loans, which are substantially located in Mississippi, consisted of the following ($ in thousands):

Loans secured by real estate:
Construction, land development and other land loans	$4,209
Secured by 1-4 family residential properties	31,874
Secured by nonfarm, nonresidential properties	30,889
Other	5,126
Commercial and industrial loans	2,971
Consumer loans	290
Other loans	1,445
Covered loans	76,804
Less allowance for loan losses	502
Net covered loans	$76,302

The following table presents changes in the accretable yield on covered loans acquired in the Heritage acquisition during 2011 ($ in thousands):

Accretable yield acquired	$(13,579)
Accretion to interest income	4,347
Change in expected cash flows	(7,644)
Accretable yield at December 31, 2011	$(16,876)

No allowance for loan losses was brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  Updates to expected cash flows for covered loans accounted for under FASB ASC Topic 310-30 may result in a provision for loan losses and the establishment of an allowance for loan losses to the extent the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.  Trustmark established an allowance for loan losses associated with covered loans during the fourth quarter of 2011 as a result of valuation procedures performed during the period.

The following table presents the components of the allowance for loan losses on covered loans acquired in the Heritage acquisition at December 31, 2011 ($ in thousands):

Provision for covered loan losses	$624
Loans charged-off	(218)
Recoveries	96
Net charge-offs	(122)
Balance at December 31, 2011	$502

Under FASB ASC Topic 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At December 31, 2011, there were no acquired impaired covered loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At December 31, 2011, approximately $491 thousand of covered loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans.

Covered Other Real Estate

Covered other real estate was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense, and are mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

As of the date of the Heritage acquisition, Trustmark acquired $7.5 million in covered other real estate.  For the year ended December 31, 2011, changes and gains (losses), net on covered other real estate were as follows ($ in thousands):

2011
Other real estate at acquisition	$7,485
Transfers from covered loans	632
FASB ASC 310-30 adjustment for the residual recorded investment	(264)
Net transfers from covered loans	368
Disposals	(1,489)
Writedowns	(33)
Balance at end of period	$6,331

Gain (loss), net on the sale of covered other real estate included in ORE/Foreclosure expenses	$286

At December 31, 2011, covered other real estate consisted of the following types of properties ($ in thousands):

Construction, land development and other land properties	$1,304
1-4 family residential properties	889
Nonfarm, nonresidential properties	4,022
Other real estate properties	116
Total covered other real estate	$6,331

FDIC Indemnification Asset

The FDIC indemnification asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value at acquisition date and the undiscounted cash flows TNB expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  The FDIC indemnification asset is presented net of any true-up provision, pursuant to the provisions of the loss-share agreement, due to the FDIC at the termination of the loss-share agreement.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  At December 31, 2011, TNB’s FDIC true-up provision totaled $601 thousand.

The FDIC indemnification asset is reduced as expected losses on covered loans and covered other real estate decline or as loss-share claims are submitted to the FDIC.  The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate. These adjustments are measured on the same basis as the related covered loans and covered other real estate. Any increases in cash flow of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and any decreases in cash flow of the covered loans and covered other real estate under those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

During the fourth quarter of 2011, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the fourth quarter of 2011, other income included a write-down of the FDIC indemnification asset of $4.2 million on covered loans as a result of loan pay offs and improved cash flow projections and lower loss expectations for loan pools.

The following table presents the FDIC indemnification asset acquired as of the date of the Heritage acquisition and activity within the FDIC indemnification asset during 2011 ($ in thousands):

Indemnification asset at acquisition date	$33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows	(4,157)
Change in FDIC true-up provision	(27)
Carrying value at December 31, 2011	$28,348

Note 7 – Premises and Equipment, Net

At December 31, 2011 and 2010, premises and equipment are summarized as follows ($ in thousands):

	2011	2010
Land	$39,724	$39,653
Buildings and leasehold improvements	155,506	151,690
Furniture and equipment	127,762	120,529
Total cost of premises and equipment	322,992	311,872
Less accumulated depreciation and amortization	180,410	169,583
Premises and equipment, net	$142,582	$142,289

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in MSR is detailed in the table below ($ in thousands):

	2011	2010
Balance at beginning of period	$51,151	$50,513
Origination of servicing assets	14,160	18,657
Disposals of mortgage loans sold serviced released	-	(1,772)
Change in fair value:
Due to market changes	(15,130)	(8,943)
Due to runoff	(6,907)	(7,304)
Balance at end of period	$43,274	$51,151

In the determination of the fair value of MSR at the date of securitization, certain key economic assumptions are made.  At December 31, 2011, the fair value of MSR included an assumed average prepayment speed of 18.55 CPR and an average discount rate of 10.80%.  By way of example, an increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

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

Mortgage Loans Sold/Serviced

During 2011 and 2010, Trustmark sold $969.4 million and $1.1 billion of residential mortgage loans. Pretax gains on these sales were recorded in mortgage banking noninterest income and totaled $12.0 million in 2011, $15.3 million in 2010 and $20.8 million in 2009.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans.  Trustmark's total mortgage loans serviced for others totaled $4.5 billion at December 31, 2011, compared with $4.3 billion at December 31, 2010.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during 2011 were $5.1 million, $2.1 million during 2010 and were immaterial for 2009.  At December 31, 2011 and 2010, accrued mortgage loan servicing putback expenses were approximately $4.3 million and $900 thousand, respectively.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the three years ended December 31, 2011 ($ in thousands).  During that period, there were no changes to the balances.

	General
	Banking	Insurance	Total
Balance as of December 31, 2011, 2010 and 2009	$246,736	$44,368	$291,104

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  The Insurance segment includes Trustmark National Bank's (TNB) wholly-owned retail insurance subsidiaries that offer a diverse mix of insurance products and services.  Trustmark performed an impairment test of goodwill of reporting units in both the General Banking and Insurance segments during 2011, 2010 and 2009, which indicated that no impairment charge was required.  The analysis indicated that the Insurance Division’s fair value increased to 110.7% of book value at October 1, 2011, compared with 104.6% at October 1, 2010.  Based on this analysis, Trustmark concluded that no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2011 and 2010, identifiable intangible assets consisted of the following ($ in thousands):

	2011			2010
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit intangibles	$45,309	$35,730	$9,579	$44,408	$33,662	$10,746
Insurance intangibles	11,693	8,330	3,363	11,693	7,396	4,297
Banking charters	1,325	546	779	1,325	480	845
Borrower relationship intangible	690	335	355	690	272	418
Total	$59,017	$44,941	$14,076	$58,116	$41,810	$16,306

In 2011, 2010 and 2009, Trustmark recorded $3.1 million, $3.5 million and $4.0 million, respectively, of amortization of identifiable intangible assets.  Trustmark estimates that amortization expense for identifiable intangible assets will be $2.8 million in 2012, $2.5 million in 2013, $2.1 million in 2014, $1.8 million in 2015 and $1.5 million in 2016.  Fully amortized intangibles are excluded from the table above.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2011, 2010 or 2009.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets ($ in thousands):

	2011
	Net Carrying Amount	Remaining Weighted- Average Amortization Period in Years

Core deposit intangibles	$9,579	7.6
Insurance intangibles	3,363	6.9
Banking charters	779	11.7
Borrower relationship intangible	355	5.7
Total	$14,076	7.6

Note 10 – Other Real Estate, excluding Covered Other Real Estate

Other real estate owned is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At December 31, 2011, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of other real estate owned is susceptible to changes in market conditions in these areas.

For the years ended December 31, 2011, 2010 and 2009, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	2011	2010	2009
Balance at beginning of period	$86,704	$90,095	$38,566
Additions	56,929	61,786	78,300
Disposals	(50,724)	(48,050)	(19,332)
Writedowns	(13,856)	(17,127)	(7,439)
Balance at end of period	$79,053	$86,704	$90,095

Gain (loss), net on the sale of noncovered other real estate included in ORE/Foreclosure expense	$1,605	$(31)	$(1,042)

At December 31, 2011 and 2010, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	2011	2010
Construction, land development and other land properties	$53,834	$61,963
1-4 family residential properties	10,557	13,509
Nonfarm, nonresidential properties	13,883	9,820
Other real estate properties	779	1,412
Total other real estate	$79,053	$86,704

At December 31, 2011 and 2010, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	2011	2010
Florida	$29,963	$32,370
Mississippi (1)	19,483	24,181
Tennessee (2)	16,879	16,407
Texas	12,728	13,746
Total other real estate	$79,053	$86,704

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 11 – Deposits

At December 31, 2011 and 2010, deposits consisted of the following ($ in thousands):

	2011	2010
Noninterest-bearing demand deposits	$2,033,442	$1,636,625
Interest-bearing demand	1,463,640	1,474,045
Savings	2,051,701	1,809,116
Time	2,017,580	2,124,781
Total	$7,566,363	$7,044,567

Interest expense on deposits by type consisted of the following for 2011, 2010, and 2009 ($ in thousands):

	2011	2010	2009
Interest-bearing demand	$7,077	$8,621	$9,515
Savings	8,144	8,479	10,613
Time	21,073	31,557	58,758
Total	$36,294	$48,657	$78,886

The maturities on outstanding time deposits of $100,000 or more at December 31, 2011 and 2010 are as follows ($ in thousands):

	2011	2010
3 months or less	$217,577	$283,010
Over 3 months through 6 months	177,519	203,216
Over 6 months through 12 months	256,773	272,325
Over 12 months	166,658	152,669
Total	$818,527	$911,220

The maturities of interest-bearing deposits at December 31, 2011, are as follows ($ in thousands):

2012	$1,572,580
2013	207,972
2014	189,538
2015	27,202
2016 and thereafter	20,288
Total time deposits	2,017,580
Interest-bearing deposits with no stated maturity	3,515,341
Total interest-bearing deposits	$5,532,921

Note 12 - Borrowings

Short-Term Borrowings

At December 31, 2011 and 2010, short-term borrowings consisted of the following ($ in thousands):

	2011	2010
FHLB advances	$2,579	$350,000
Serviced GNMA loans eligible for repurchase	58,842	29,739
Treasury tax and loan service	-	20,546
Other	26,207	25,058
Total short-term borrowings	$87,628	$425,343

Trustmark has received advances from the FHLB, which are classified as short-term and are collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  At December 31, 2011, Trustmark had two outstanding advances.  Both of the advances were assumed through the Heritage acquisition.  These advances have a weighted-average remaining maturity of 274 days with a weighted-average cost of 4.98%.  Both of the advances have fixed rates and balances of $1.9 million and $585.4 thousand with interest rates of 5.018% and 4.839%, respectively.  A fair market value adjustment of $93.4 thousand associated with the Heritage acquisition was also included in the FHLB advances at December 31, 2011.  Interest expense on short-term FHLB advances totaled $215 thousand in 2011, $404 thousand in 2010 and $243 thousand in 2009. At December 31, 2011, Trustmark had $1.9 billion available in additional short and long-term borrowing capacity from the FHLB.

Trustmark has been a participant in the Treasury Investment Program through the Treasury Tax and Loan (TT&L) Service provided by the Federal Reserve Banks.  During 2010, the TT&L Service enabled a financial institution to collect federal tax payments from its customers and retain these funds at a competitive rate of interest.  As a TT&L depository, Trustmark derived two major benefits from this program.  First, the interest rate that the Treasury charged is 25 basis points below the Federal Funds rate.  Secondly, involvement with this program provided Trustmark with a ready source of liquidity.  Trustmark retained the use of customers’ tax deposits as a source of funds under this program but also participated in the direct investment program, which represents cash balances in excess of those needed by the Treasury for current expenditures and financing activity.  Beginning January 1, 2011, the Internal Revenue Service discontinued the federal tax deposit program that allowed taxpayers to present paper coupons and checks to depository institutions for federal tax payments.  The program ended because the Treasury Department no longer maintains the paper coupon system.  Under the new rules, taxpayers are required to pay federal tax deposits electronically.  During 2011, Trustmark continued to participate in the TT&L Service as an Investor.  An Investor accepts funds from the Treasury via Direct Investments.  All investments in an Investor’s TT&L account must be fully collateralized and the Investor pays the Treasury interest for use of the funds.  Trustmark has an established pre-approved limit of $50 million in funds they may hold in the Direct Investment program.  Effective January 1, 2012, the Treasury eliminated retained electronic tax deposits (affecting both Retainer and Investor depositories) as well as the designation “Retainer Depository” from the TT&L Program.  Beginning January 2012, the electronic federal tax payment deposits will be posted to depositories’ settlement accounts and then withdrawn by the Federal Reserve Bank throughout the day, with no balance remaining overnight.  As a result of this change in the TT&L program, Trustmark no longer retains any TT&L funds overnight.  The Federal Reserve Bank withdrew 100% of the TT&L balance held by Trustmark on December 30, 2011.  Trustmark remains an Investor depository in the program with a pre-approved limit of $50 million as the Federal Reserve Bank has indicated they may consider making dynamic deposits with Investors at a later date.

Long-Term FHLB Advances

At both December 31, 2011 and 2010, Trustmark had no long-term FHLB advances outstanding.  Long-term FHLB advances are also collateralized by a blanket lien on Trustmark’s single-family, mulit-family, home equity and commercial mortgage loans.  Interest expense on long-term FHLB advances totaled $7 thousand in 2011, $133 thousand in 2010 and $494 thousand in 2009.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  Proceeds from the sale of the Notes were used for general corporate purposes.  At December 31, 2011, the carrying amount of the Notes was $49.8 million.  The Notes have not been, and are not required to be, registered with the Securities and Exchange Commission under the Securities Act of 1933 (Securities Act), as amended.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity. The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark.  Because the Notes now have a remaining maturity of more than four years, but less than five years, only 80% of the remaining balance will qualify as Tier 2 capital for both TNB and TRMK at December 31, 2011.  The portion of the Notes qualifying as Tier 2 capital will be reduced 20% during each of the remaining four years until the Notes mature during 2016.

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

At December 31, 2011 and 2010, total assets for the Trust totaled $61.9 million, resulting from the investment in subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2011 and 2010, resulting from the issuance of trust preferred securities in the amount of $60.0 million, as well as $1.9 million in common securities issued to Trustmark.  During 2011, net income equaled $38.1 thousand resulting from interest income from junior subordinated debt securities issued by Trustmark to the Trust compared with combined net income (including Republic Trust) of $45.9 thousand during 2010.  Dividends issued to Trustmark during 2011 totaled $38.1 thousand compared to $45.9 thousand during 2010.

Note 13 – Income Taxes

The income tax provision included in the statements of income is as follows ($ in thousands):

Current	2011	2010	2009
Federal	$46,749	$43,806	$42,117
State	4,712	4,702	6,393
Deferred
Federal	(8,414)	(5,558)	(3,892)
State	(1,269)	(831)	(585)
Income tax provision	$41,778	$42,119	$44,033

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	2011	2010	2009
Income tax computed at statutory tax rate	$52,017	$49,964	$47,978
Tax exempt interest	(5,244)	(5,115)	(5,066)
Nondeductible interest expense	153	181	270
State income taxes, net	2,238	2,517	3,775
Income tax credits	(7,633)	(6,729)	(3,396)
Other	247	1,301	472
Income tax provision	$41,778	$42,119	$44,033

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2011 and 2010, which are included in other assets ($ in thousands):

Deferred tax assets	2011	2010
Allowance for loan losses	$34,433	$35,767
Pension and other postretirement benefit plans	31,606	24,271
Other real estate	25,113	22,048
Stock-based compensation	5,387	6,249
Deferred compensation	4,519	4,444
Other	11,094	6,102
Gross deferred tax asset	112,152	98,881

Deferred tax liabilities
Unrealized gains on securities available for sale	28,202	13,072
Goodwill and other identifiable intangibles	15,871	15,478
Premises and equipment	15,336	13,185
Mortgage servicing rights	2,925	6,019
Securities	2,167	5,034
Other	3,485	2,942
Gross deferred tax liability	67,986	55,730
Net deferred tax asset	$44,166	$43,151

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that all deferred tax assets will be realized.

The following table provides a summary of the changes during the 2011 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2011	$1,397

Increases due to tax positions taken during the current year	208
Decreases due to tax positions taken during a prior year	(123)
Decreases due to the lapse of applicable statute of limitations during the current year	(318)

Balance at December 31, 2011	$1,164

Accrued interest, net of federal benefit, at December 31, 2011	$372

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2011	$814

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2005 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 14 – Defined Benefit and Other Postretirement Benefits

Capital Accumulation Plan

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to January 1, 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective during 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Individuals will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  During 2009, Trustmark recorded a one-time curtailment gain of $1.9 million as a result of the freeze in plan benefits due to recognition of the prior service credits previously included in accumulated other comprehensive income (loss).

The following tables present information regarding the plan's benefit obligation, plan assets, funded status of the plan, amounts recognized in accumulated other comprehensive income (loss), net periodic benefit cost and other statistical disclosures ($ in thousands):

	December 31,
	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$94,136	$91,709
Service cost	522	550
Interest cost	4,460	4,777
Actuarial loss	7,620	3,766
Benefits paid	(6,182)	(6,666)
Benefit obligation, end of year	$100,556	$94,136

Change in plan assets
Fair value of plan assets, beginning of year	$77,764	$72,175
Actual return on plan assets	(331)	10,330
Employer contributions	1,053	1,925
Benefit payments	(6,182)	(6,666)
Fair value of plan assets, end of year	$72,304	$77,764

Funded status at end of year - net liability	$(28,252)	$(16,372)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss - amount recognized	$49,040	$39,333

	Years Ended December 31,
	2011	2010	2009
Net periodic benefit cost
Service cost	$522	$550	$392
Interest cost	4,460	4,777	4,837
Expected return on plan assets	(5,882)	(5,926)	(6,036)
Amortization of prior service credits	-	-	(127)
Curtailment gain	-	-	(1,887)
Recognized net actuarial loss	4,127	3,397	2,872
Net periodic benefit cost	$3,227	$2,798	$51

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes
Net loss (gain)	$9,707	$(4,035)	$(3,032)
Amortization of prior service credits	-	-	2,015
Total recognized in other comprehensive income (loss)	$9,707	$(4,035)	$(1,017)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$12,934	$(1,237)	$(966)

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	4.00%	5.05%	5.50%
Discount rate for net periodic benefit cost	5.05%	5.50%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.00%	4.00%

Plan Assets

Trustmark's capital accumulation plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	2011	2010
Money market fund	3.0%	1.7%
Fixed income mutual funds	19.9%	18.4%
Equity mutual funds	70.4%	73.7%
Equity securities	6.3%	5.4%
Fixed income hedge fund	0.4%	0.8%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets measured at fair value at December 31, 2011 and 2010 ($ in thousands):

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market fund	$2,189	$-	$2,189	$-
Fixed income mutual funds	14,422	14,422	-	-
Equity mutual funds	50,886	50,886	-	-
Equity securities	4,506	4,506	-	-
Fixed income hedge fund	301	-	-	301
Total assets at fair value	$72,304	$69,814	$2,189	$301

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Money market fund	$1,297	$-	$1,297	$-
Fixed income mutual funds	14,341	14,341	-	-
Equity mutual funds	57,334	57,334	-	-
Equity securities	4,195	4,195	-	-
Fixed income hedge fund	597	-	-	597
Total assets at fair value	$77,764	$75,870	$1,297	$597

The following table sets forth a summary of changes in fair value of the plan’s Level 3 assets for the years ended December 31, 2011 and 2010 ($ in thousands):

Fixed Income Hedge Fund
Balance, January 1, 2010	$4,930
Sales, net	(5,016)
Net gains included in plan	678
Change in fair value	5
Balance, December 31, 2010	597
Sales, net	(373)
Net losses included in plan	(8)
Change in fair value	85
Balance, December 31, 2011	$301

There have been no changes in methodologies used at December 31, 2011.  The methodology and significant assumptions used in estimating the fair values presented above are as follows:

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

Contributions

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ended December 31, 2011 and 2010, Trustmark's minimum required contribution was $896 thousand and zero, respectively.  During 2011 and 2010, Trustmark made a contribution of $1.0 million for the plan year ended December 31, 2011 and $1.9 million for the plan year ended December 31, 2009, respectively.  For the plan year ended December 31, 2012, Trustmark’s minimum required contribution is expected to be $3.4 million; however, Management and the Board of Directors will monitor the plan throughout 2012 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following plan benefit payments, which reflect expected future service, are expected to be paid ($ in thousands):

Year	Amount
2012	$12,209
2013	7,593
2014	7,700
2015	6,706
2016	6,554
2017-2021	30,205

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2012 include a net loss of $4.0 million.

Supplemental Retirement Plan

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elected to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31. The following tables present information regarding the plan's benefit obligation, plan assets, funded status of the plan, amounts recognized in accumulated other comprehensive income (loss), net periodic benefit cost and other statistical disclosures ($ in thousands):

	December 31,
	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$45,433	$41,598
Service cost	589	756
Interest cost	2,276	2,242
Actuarial loss	5,831	2,627
Benefits paid	(2,676)	(1,818)
Prior service cost due to amendment	1,193	28
Benefit obligation, end of year	$52,646	$45,433

Change in plan assets
Fair value of plan assets, beginning of year	$-	$-
Employer contributions	2,676	1,818
Benefit payments	(2,676)	(1,818)
Fair value of plan assets, end of year	$-	$-

Funded status at end of year - net liability	$(52,646)	$(45,433)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$17,226	$11,890
Prior service cost	2,412	1,455
Amounts recognized	$19,638	$13,345

	Years Ended December 31,
	2011	2010	2009
Net periodic benefit cost
Service cost	$589	$756	$913
Interest cost	2,276	2,242	2,209
Amortization of prior service cost	236	152	150
Recognized net actuarial loss	495	355	237
Net periodic benefit cost	$3,596	$3,505	$3,509

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes
Net loss	$5,336	$2,272	$2,115
Prior service cost	1,192	28	20
Amortization of prior service cost	(236)	(152)	(150)
Total recognized in other comprehensive income (loss)	$6,292	$2,148	$1,985
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$9,888	$5,653	$5,494

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	4.00%	5.05%	5.50%
Discount rate for net periodic benefit cost	5.05%	5.50%	6.00%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following supplemental retirement plan benefit payments are expected to be paid in the following years ($ in thousands):

Year	Amount
2012	$2,357
2013	2,613
2014	2,771
2015	2,951
2016	3,122
2017 - 2021	17,665

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2012 include a loss of $862 thousand and prior service cost of $243 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark's contributions to this plan were $5.4 million in 2011, $5.3 million in 2010 and $5.2 million in 2009.

Note 15 – Stock and Incentive Compensation Plans

Trustmark has granted and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2011, the maximum number of shares of Trustmark’s common stock available for issuance under the 2005 Plan is 5,030,943 shares.

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  During the second quarter of 2011, compensation expense related to stock options had been fully recognized.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and was recognized on the straight-line method over the requisite service period.  As reflected in the tables below, no stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively.

The following table summarizes Trustmark’s stock option activity for 2011, 2010, and 2009:

	2011		2010		2009
		Average		Average		Average
		Option		Option		Option
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,311,925	$27.03	1,531,925	$26.27	1,796,174	$25.57
Granted	-	-	-	-	-	-
Exercised	(69,525)	21.68	(188,550)	20.65	(154,500)	19.35
Expired	(36,000)	27.71	(29,350)	28.22	(98,749)	23.75
Forfeited	(1,300)	31.55	(2,100)	31.55	(11,000)	30.71
Outstanding, end of year	1,205,100	27.31	1,311,925	27.03	1,531,925	26.27

Exercisable, end of year	1,205,100	27.31	1,270,085	26.88	1,392,355	25.87

Aggregate Intrinsic Value
Outstanding, end of year	$44,365		$394,341		$424,029
Exercisable, end of year	$44,365		$394,341		$424,029

The total intrinsic value of options exercised was $144 thousand in 2011, $569 thousand in 2010 and $426 thousand in 2009.

The following table presents information on stock options by ranges of exercise prices at December 31, 2011:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted-
	Outstanding	Average	Average	Exercisable	Average	Average
Range of	December 31,	Remaining Years	Exercise	December 31,	Remaining Years	Exercise
Exercise Prices	2011	To Expiration	Price	2011	To Expiration	Price
$22.64 - $25.88	438,050	0.8	$24.76	438,050	0.8	$24.76
$25.88 - $29.11	553,900	1.4	27.72	553,900	1.4	27.72
$29.11 - $32.35	213,150	1.4	31.48	213,150	1.4	31.48
	1,205,100	1.2	27.31	1,205,100	1.2	27.31

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

The following table summarizes Trustmark’s performance award activity during years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	210,797	$20.30	229,227	$25.52	212,464	$27.60
Granted	53,863	25.40	55,787	23.05	79,631	17.75
Released from restriction	(84,338)	20.00	(73,862)	27.68	(62,038)	26.39
Forfeited	(901)	23.82	(355)	25.30	(830)	24.74
Nonvested shares, end of year	179,421	20.30	210,797	20.30	229,227	25.52

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

The following table summarizes Trustmark’s time-vested award activity during years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	343,469	$20.33	291,999	$25.50	139,943	$27.58
Granted	157,178	24.15	146,605	22.44	187,196	19.36
Released from restriction	(160,447)	20.46	(90,372)	23.91	(29,516)	28.56
Forfeited	(5,844)	20.17	(4,763)	20.52	(5,624)	24.72
Nonvested shares, end of year	334,356	21.04	343,469	20.33	291,999	25.50

Performance-Based Restricted Stock Unit Award

During 2009, Trustmark’s previous Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award) with each unit having the value of one share of Trustmark’s common stock.  The performance period covered a two-year period. This award was granted in connection with an employment agreement dated November 20, 2008, that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.  This award provided for excess shares, if performance goals of ROATE and TSR exceeded 100%.  Both the performance awards and excess shares vested during the second quarter of 2011. Compensation expense for the RSU award was based on the approximate fair value of Trustmark’s stock at the end of each of the reporting periods and was finalized on the vesting date at a share price of $23.65.

The following table presents information regarding compensation expense for all stock and incentive plans for the periods presented ($ in thousands):

					Weighted
					Average Life
	Recognized Compensation Expense			Unrecognized	of Unrecognized
	for Years Ended December 31,			Compensation	Compensation
	2011	2010	2009	Expense	Expense

Stock option-based awards	$100	$430	$674	$-	-
Performance awards	855	1,004	1,224	887	1.67
Time-vested awards	2,835	3,390	2,659	4,954	2.94
RSU award	184	696	376	-	-
Total stock and incentive plan compensation expense	$3,974	$5,520	$4,933	$5,841

Note 16 – Commitments and Contingencies

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2011 and 2010, Trustmark had commitments to extend credit of $1.7 billion and $1.6 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2011 and 2010, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $156.7 million and $185.6 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2011, the fair value of collateral held was $52.8 million.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2012 to 2028.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $7.5 million in 2011, $6.5 million in 2010 and $6.4 million in 2009. At December 31, 2011, future minimum rental commitments under noncancellable operating leases are as follows ($ in thousands):

Year	Amount
2012	$5,913
2013	4,985
2014	3,876
2015	3,097
2016	1,122
Thereafter	5,718
Total	$24,711

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants. The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme. Plaintiffs have demanded a jury trial. Plaintiffs did not quantify damages. In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee filed a motion to intervene in this action.  In January 2012, Plaintiffs filed a motion to join the Official Stanford Investors Committee as an additional plaintiff in this action.  Trustmark opposed these two motions.  The court has not yet ruled on the intervention and joinder motions.

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

On December 2, 2011, TNB was sued in a putative class action lawsuit filed by plaintiff Kathy D. White, on behalf of herself and purportedly on behalf of all similarly situated customers of TNB, in the United States District Court for the Northern District of Mississippi, Greenville Division.  The case was transferred to the United States District Court for the Southern District of Mississippi, Jackson Division, at the request of TNB; the pleadings are a matter of public record in that court's files, civil action 3:12 cv 00082 TSL MTP.  The complaint challenges TNB’s practices regarding “overdraft” or “non-sufficient funds” fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices of charges, and calculations of fees.  The complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment.  The plaintiff seeks monetary damages, restitution, and injunctive and declaratory relief from TNB. Among other relief, plaintiff’s complaint demands reimbursement of fees collected by TNB and seeks a prohibition against various means of calculating and collecting such fees in the future.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business. Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated. At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a material adverse outcome in any such case is not reasonably possible.

Note 17 – Shareholders' Equity

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

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of December 31, 2011, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2011.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2011, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

At December 31, 2010:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,933	15.77%	$533,774	8.00%	n/a	n/a
Trustmark National Bank	1,014,219	15.40%	526,894	8.00%	$658,617	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$918,600	13.77%	$266,887	4.00%	n/a	n/a
Trustmark National Bank	883,549	13.42%	263,447	4.00%	$395,170	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$918,600	10.14%	$271,867	3.00%	n/a	n/a
Trustmark National Bank	883,549	9.89%	267,967	3.00%	$446,612	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2012 approximately $85.4 million plus its net income for that year to pay as dividends.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

			Accumaulated
			Other
			Comprehensive
	Before-Tax	Tax	Income
	Amount	Effect	(Loss)
Balance, January 1, 2009	$(23,800)	$9,083	$(14,717)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	27,639	(10,572)	17,067
Less: adjustment for net gains realized in net income	(5,467)	2,091	(3,376)
Pension and other postretirement benefit plans:
Net change in prior service cost arising during the period	(1,885)	721	(1,164)
Net decrease in loss arising during the period	917	(351)	566
Balance, December 31, 2009	(2,596)	972	(1,624)
Unrealized gains on available for sale securities:
Unrealized holding losses arising during period	(15,431)	5,902	(9,529)
Less: adjustment for net gains realized in net income	(2,329)	891	(1,438)
Pension and other postretirement benefit plans:
Net change in prior service cost arising during the period	123	(47)	76
Net decrease in loss arising during the period	1,764	(675)	1,089
Balance, December 31, 2010	(18,469)	7,043	(11,426)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	39,636	(15,161)	24,475
Less: adjustment for net gains realized in net income	(80)	31	(49)
Pension and other postretirement benefit plans:
Net change in prior service cost arising during the period	(957)	366	(591)
Net increase in loss arising during the period	(15,041)	5,753	(9,288)
Balance, December 31, 2011	$5,089	$(1,968)	$3,121

Note 18 – Fair Value

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of valuation inputs with the fair value hierarchy utilized to measure fair value ($ in thousands):

	December 31, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$64,805	$-	$64,805	$-
Obligations of states and political subdivisions	202,827	-	202,827	-
Mortgage-backed securities	2,201,361	-	2,201,361	-
Securities available for sale	2,468,993	-	2,468,993	-
Loans held for sale	216,553	-	216,553	-
Mortgage servicing rights	43,274	-	-	43,274
Other assets - derivatives	3,521	1,130	1,689	702
Other liabilities - derivatives	4,680	694	3,986	-

	December 31, 2010
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$122,035	$-	$122,035	$-
Obligations of states and political subdivisions	159,637	-	159,637	-
Mortgage-backed securities	1,895,577	-	1,895,577	-
Securities available for sale	2,177,249	-	2,177,249	-
Loans held for sale	153,044	-	153,044	-
Mortgage servicing rights	51,151	-	-	51,151
Other assets - derivatives	(2,247)	(2,584)	-	337
Other liabilities - derivatives	(1,581)	1,562	(3,143)	-

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2010	$50,513	$(61)
Total net (losses) gains included in net income (1)	(16,247)	4,382
Additions	16,885	-
Sales	-	(3,984)
Balance, December 31, 2010	51,151	337
Total net (losses) gains included in net income (1)	(22,037)	3,968
Additions	14,160	-
Sales	-	(3,603)
Balance, December 31, 2011	$43,274	$702

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2011	$(15,130)	$64

(1)	Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets at December 31, 2011, which have been measured at fair value on a nonrecurring basis, include impaired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Specific allowances for impaired loans are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  At December 31, 2011, Trustmark had outstanding balances of $68.9 million in impaired loans that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $97.6 million at December 31, 2010.  These impaired loans are classified as Level 3 in the fair value hierarchy.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $56.9 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2011 compared with $61.8 million for the same period in 2010.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $6.7 million and $5.5 million for year ended December 31, 2011 and 2010, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $66.7 million of foreclosed assets were remeasured during 2011, requiring write-downs of $13.9 million to reach their current fair values compared to $54.2 million of foreclosed assets that were remeasured during 2010, requiring write-downs of $17.1 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 and 2010, are as follows ($ in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and short-term investments	$211,883	$211,883	$173,317	$173,317
Securities available for sale	2,468,993	2,468,993	2,177,249	2,177,249
Securities held to maturity	57,705	62,515	140,847	145,143
Loans held for sale	216,553	216,553	153,044	153,044
Net LHFI, excluding covered loans	5,767,966	5,848,791	5,966,732	6,030,219
Covered loans	76,302	76,302	-	-
FDIC indemnification asset	28,348	28,348	-	-
Other assets - derivatives	3,521	3,521	(2,247)	(2,247)

Financial Liabilities:
Deposits	7,566,363	7,575,064	7,044,567	7,054,611
Short-term liabilities	692,128	692,128	1,125,481	1,125,481
Subordinated notes	49,839	51,438	49,806	48,750
Junior subordinated debt securities	61,856	35,876	61,856	30,928
Other liabilities - derivatives	4,680	4,680	(1,581)	(1,581)

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

Net LHFI, excluding Covered Loans

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2011 and 2010.

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

Note 19 – Derivative Financial Instruments

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $199.5 million at December 31, 2011, with a negative valuation adjustment of $2.2 million, compared to $163.0 million, with a positive valuation adjustment of $3.1 million as of December 31, 2010.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the total hedge cost to the changes in the fair value of the MSR asset attributable to interest rate changes.  The impact of this strategy resulted in a net positive ineffectiveness of $4.4 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively.  See the section captioned “Noninterest Income” in Item 7 - Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $117.5 million at December 31, 2011, with a positive valuation adjustment of $702 thousand, compared to $67.9 million, with a positive valuation adjustment of $337 thousand as of December 31, 2010.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bankcard and other fees. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset. As of December 31, 2011, Trustmark had interest rate swaps with an aggregate notional amount of $71.2 million related to this program. The fair value of these derivatives is immaterial at December 31, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2011, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.8 million.  As of December 31, 2011, Trustmark had not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at the termination value.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2011 and 2010 as well as the effect of these derivative instruments on Trustmark’s results of operations for years ended December 31, 2011, 2010 and 2009:

	December 31,	December 31,
	2011	2010
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$2,217	$(3,143)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$986	$(2,897)
Exchange traded purchased options included in other assets	144	313
OTC written options (rate locks) included in other assets	702	337
Interest rate swaps included in other assets	1,689	-
Exchange traded written options included in other liabilities	694	1,562
Interest rate swaps included in other liabilities	1,769	-

	Years ended December 31,
	2011	2010	2009
Derivatives in hedging relationships
Amount of (loss) gain recognized in mortgage banking, net	$(5,360)	$987	$4,888

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$19,929	$16,655	$(8,122)
Amount of loss recognized in bankcard and other fees	(79)	-	-

Note 20 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits. General Banking also consists of internal operations such as Human Resources, Executive Administration, Treasury, Funds Management, Public Affairs and Corporate Finance.  Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  During 2010, Wealth Management provided life insurance and other risk management services through TRMK Risk Management, Inc. (TRMI), a wholly owned subsidiary of Trustmark National Bank who engaged in individual insurance product sales as a broker of life and long-term care insurance for Wealth Management customers.  On December 30, 2010, TRMI was merged into Fisher Brown Bottrell Insurance, Inc. (FBBI), another wholly owned subsidiary of TNB.  All previous products and services provided to Wealth Management customers were provided by FBBI in 2011 and will be provided by FBBI going forward. Through FBBI, Trustmark’s Insurance Division provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.  As a result of the changes discussed above, certain immaterial reclassifications have been made to the prior year amounts in order to be in conformity with the current year.

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

The following table discloses financial information by reportable segment for the periods ended December 31, 2011, 2010 and 2009.

Segment Information
($ in thousands)
	Years Ended December 31,
	2011	2010	2009
General Banking
Net interest income	$344,415	$347,607	$349,790
Provision for loan losses	30,185	49,551	77,052
Noninterest income	109,601	115,934	116,335
Noninterest expense	284,849	283,010	264,559
Income before income taxes	138,982	130,980	124,514
Income taxes	38,414	37,955	39,512
General banking net income	$100,568	$93,025	$85,002

Selected Financial Information
Average assets	$9,436,557	$9,136,491	$9,356,520
Depreciation and amortization	$23,640	$23,792	$24,638

Wealth Management
Net interest income	$4,256	$4,174	$4,123
Provision for loan losses	143	(5)	60
Noninterest income	23,300	22,243	22,400
Noninterest expense	23,300	20,459	19,644
Income before income taxes	4,113	5,963	6,819
Income taxes	1,303	1,988	2,409
Wealth management net income	$2,810	$3,975	$4,410

Selected Financial Information
Average assets	$81,472	$89,240	$95,713
Depreciation and amortization	$209	$272	$295

Insurance
Net interest income	$272	$242	$296
Noninterest income	26,953	27,750	29,507
Noninterest expense	21,701	22,180	24,056
Income before income taxes	5,524	5,812	5,747
Income taxes	2,061	2,176	2,112
Insurance net income	$3,463	$3,636	$3,635

Selected Financial Information
Average assets	$65,414	$66,096	$68,209
Depreciation and amortization	$1,424	$1,582	$1,556

Consolidated
Net interest income	$348,943	$352,023	$354,209
Provision for loan losses	30,328	49,546	77,112
Noninterest income	159,854	165,927	168,242
Noninterest expense	329,850	325,649	308,259
Income before income taxes	148,619	142,755	137,080
Income taxes	41,778	42,119	44,033
Consolidated net income	$106,841	$100,636	$93,047

Selected Financial Information
Average assets	$9,583,443	$9,291,827	$9,520,442
Depreciation and amortization	$25,273	$25,646	$26,489

Note 21 – Parent Company Only Financial Information
($ in thousands)

Condensed Balance Sheets	December 31,
Assets:	2011	2010
Investment in banks	$1,257,982	$1,192,826
Other assets	20,071	19,411
Total Assets	$1,278,053	$1,212,237

Liabilities and Shareholders' Equity:
Accrued expense	$1,160	$897
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,215,037	1,149,484
Total Liabilities and Shareholders' Equity	$1,278,053	$1,212,237

Condensed Statements of Income	Years Ended December 31,
Revenue:	2011	2010	2009
Dividends received from banks	$61,138	$61,843	$64,807
Earnings of subsidiaries over distributions	46,818	40,036	29,606
Other income	54	68	95
Total Revenue	108,010	101,947	94,508
Expense:
Other expense	1,169	1,311	1,461
Total Expense	1,169	1,311	1,461
Net Income	106,841	100,636	93,047
Preferred stock dividends	-	-	10,124
Accretion of discount on preferred stock	-	-	9,874
Net Income Available to Common Shareholders	$106,841	$100,636	$73,049

Condensed Statements of Cash Flows	Years Ended December 31,
Operating Activities:	2011	2010	2009
Net income	$106,841	$100,636	$93,047
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(46,818)	(40,036)	(29,606)
Other	268	(252)	1,075
Net cash provided by operating activities	60,291	60,348	64,516

Investing Activities:
Repayment for investments in subsidiaries	-	248	115,000
Proceeds from maturities of securities available for sale	-	-	1,500
Net cash provided by investing activities	-	248	116,500

Financing Activities:
Repayments of advances from subsidiaries	-	(8,248)	-
Proceeds from issuance of common stock, net	-	-	109,296
Repurchase of preferred stock and warrant	-	-	(225,000)
Cash dividends paid on common stock	(59,485)	(59,302)	(53,295)
Cash dividends paid on preferred stock	-	-	(11,288)
Other common stock transactions, net	(141)	3,128	1,184
Other, net	-	(60)	-
Net cash used in financing activities	(59,626)	(64,482)	(179,103)
Increase (decrease) in cash and cash equivalents	665	(3,886)	1,913
Cash and cash equivalents at beginning of year	17,505	21,391	19,478
Cash and cash equivalents at end of year	$18,170	$17,505	$21,391

Trustmark (parent company only) paid income taxes of approximately $37.6 million in 2011, $53.6 million in 2010 and $60.5 million in 2009. Trustmark paid no interest for the years 2011, 2010 or 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2011.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2011 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi
February 27, 2012

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2011, for the number of securities to be issued upon exercise of outstanding options and potential excess shares, related to Trustmark’s 2005 Plan and 1997 Plan. Information related to securities remaining available for future issuance relates exclusively to the 2005 Plan, which replaced the 1997 Plan under which no additional grants will be made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	1,384,521	$27.31	5,030,943
Equity compensation plans not approved by security holders	-	-	-
Total	1,384,521	$27.31	5,030,943

(1) -
Includes shares issuable pursuant to outstanding options and the maximum potential excess shares issuable in the event currently unvested performance-based restricted stock awards vest in excess of 100%.

(2) -	Potential excess shares, to the extent issued, do not have an exercise price and are, therefore, excluded for purposes of computing the weighted-average exercise price.
(3) -	Consists of shares available to be granted in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unitsand/or performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2011 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements (Notes 1 through 21)

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

10-aa	Form of Time-Based Restricted Stock Agreement for Director (under the 2005 Stock and Incentive Compensation Plan.)

21	List of Subsidiaries.

23	Consent of KPMG LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Label Linkbase Document *

101.LAB	XBRL Presentation Linkbase Document *

101.PRE	XBRL Definition Linkbase Document *

* - In accordance with Regulation S-T, the XBRL-related information found in Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	February 27, 2012	DATE:	February 27, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 27, 2012	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE: February 27, 2012	BY:	/s/ William C. Deviney, Jr.
William C. Deviney, Jr., Director

DATE: February 27, 2012	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Chairman and Director

DATE: February 27, 2012	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE: February 27, 2012	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: February 27, 2012	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: February 27, 2012	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: February 27, 2012	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE: February 27, 2012	BY:	/s/ Leroy G. Walker, Jr.
Leroy G.Walker, Jr., Director

DATE: February 27, 2012	BY:	/s/ William G. Yates III
William G. Yates III, Director