Form 10-Q
period 2012-03-31
TRUSTMARK CORP
filed 2012-05-09
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, there were 64,765,581 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks (noninterest-bearing)	$213,500	$202,625
Federal funds sold and securities purchased under reverse repurchase agreements	6,301	9,258
Securities available for sale (at fair value)	2,595,664	2,468,993
Securities held to maturity (fair value: $56,713-2012; $62,515-2011)	52,010	57,705
Loans held for sale (LHFS)	227,449	216,553
Loans held for investment (LHFI)	5,774,753	5,857,484
Less allowance for loan losses, LHFI	90,879	89,518
Net LHFI	5,683,874	5,767,966
Acquired loans:
Noncovered loans	100,669	-
Covered loans	74,419	76,804
Less allowance for loan losses, acquired loans	773	502
Net acquired loans	174,315	76,302
Net LHFI and acquired loans	5,858,189	5,844,268
Premises and equipment, net	156,158	142,582
Mortgage servicing rights	45,893	43,274
Goodwill	291,104	291,104
Identifiable intangible assets	18,821	14,076
Other real estate, excluding covered other real estate	75,742	79,053
Covered other real estate	5,824	6,331
FDIC indemnification asset	28,260	28,348
Other assets	356,678	322,837
Total Assets	$9,931,593	$9,727,007

Liabilities
Deposits:
Noninterest-bearing	$2,024,290	$2,033,442
Interest-bearing	6,066,456	5,532,921
Total deposits	8,090,746	7,566,363
Federal funds purchased and securities sold under repurchase agreements	254,878	604,500
Short-term borrowings	82,023	87,628
Subordinated notes	49,847	49,839
Junior subordinated debt securities	61,856	61,856
Other liabilities	150,723	141,784
Total Liabilities	8,690,073	8,511,970

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 64,765,581 shares - 2012; 64,142,498 shares - 2011	13,494	13,364
Capital surplus	282,388	266,026
Retained earnings	944,101	932,526
Accumulated other comprehensive income, net of tax	1,537	3,121
Total Shareholders' Equity	1,241,520	1,215,037
Total Liabilities and Shareholders' Equity	$9,931,593	$9,727,007

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest Income
Interest and fees on loans	$75,796	$76,270
Interest on securities:
Taxable	18,384	19,992
Tax exempt	1,366	1,383
Interest on federal funds sold and securities purchased under reverse repurchase agreements	6	8
Other interest income	330	332
Total Interest Income	95,882	97,985

Interest Expense
Interest on deposits	7,353	9,719
Interest on federal funds purchased and securities sold under repurchase agreements	171	338
Other interest expense	1,414	1,553
Total Interest Expense	8,938	11,610
Net Interest Income	86,944	86,375
Provision for loan losses, LHFI	3,293	7,537
Provision for loan losses, acquired loans	(194)	-
Net Interest Income After Provision for Loan Losses	83,845	78,838

Noninterest Income
Service charges on deposit accounts	12,211	11,907
Bank card and other fees	7,364	6,475
Mortgage banking, net	7,295	4,722
Insurance commissions	6,606	6,512
Wealth management	5,501	5,986
Other, net	3,758	762
Securities gains, net	1,050	7
Total Noninterest Income	43,785	36,371

Noninterest Expense
Salaries and employee benefits	46,432	44,036
Services and fees	10,747	10,270
Net occupancy - premises	4,938	5,073
Equipment expense	4,912	5,144
ORE/Foreclosure expense	3,902	3,213
FDIC assessment expense	1,775	2,750
Other expense	13,068	9,532
Total Noninterest Expense	85,774	80,018
Income Before Income Taxes	41,856	35,191
Income taxes	11,536	11,178
Net Income	$30,320	$24,013

Earnings Per Common Share
Basic	$0.47	$0.38

Diluted	$0.47	$0.37

Dividends Per Common Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income per consolidated statements of income	$30,320	$24,013
Other comprehensive loss, net of tax:
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	(1,916)	(946)
Less: adjustment for net gains realized in net income	(648)	(4)
Pension and other postretirement benefit plans:
Change in the net actuarial loss during the period	980	753
Other comprehensive loss	(1,584)	(197)
Comprehensive income	$28,736	$23,816

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2012	2011
Balance, January 1,	$1,215,037	$1,149,484
Net income per consolidated statements of income	30,320	24,013
Other comprehensive income	(1,584)	(197)
Common stock dividends paid	(14,900)	(14,866)
Common stock issued-net, long-term incentive plans:
Stock options	33	401
Restricted stock	(1,187)	(620)
Excess tax benefit from stock-based compensation arrangements	674	976
Compensation expense, long-term incentive plans	1,127	1,038
Common stock issued, business combinations	12,000	-
Balance, March 31,	$1,241,520	$1,160,229

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$30,320	$24,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,099	7,537
Depreciation and amortization	6,589	5,853
Net amortization of securities	1,618	1,559
Securities gains, net	(1,050)	(7)
Gains on sales of loans, net	(6,460)	(3,101)
Decrease in FDIC indemnification asset	60	-
Bargain purchase gain on acquisition	(2,754)	-
Deferred income tax provision (benefit)	1,880	(355)
Proceeds from sales of loans held for sale	378,255	242,755
Purchases and originations of loans held for sale	(388,370)	(195,964)
Originations and sales of mortgage servicing rights, net	(4,478)	(3,480)
Net decrease in other assets	3,940	29,455
Net increase (decrease) in other liabilities	10,674	(9,728)
Other operating activities, net	2,993	1,480
Net cash provided by operating activities	36,316	100,017

Investing Activities
Proceeds from calls and maturities of securities held to maturity	5,699	30,806
Proceeds from calls and maturities of securities available for sale	234,155	147,958
Purchases of securities available for sale	(374,785)	(283,517)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	2,957	10,047
Net decrease in loans	74,593	68,952
Purchases of premises and equipment	(6,909)	(2,487)
Proceeds from sales of premises and equipment	-	374
Proceeds from sales of other real estate	10,039	15,399
Net cash received in business combination	78,151	-
Net cash provided by (used in) investing activities	23,900	(12,468)

Financing Activities
Net increase in deposits	315,587	381,707
Net decrease in federal funds purchased and securities sold under repurchase agreements	(349,622)	(149,219)
Net increase (decrease) in short-term borrowings	74	(274,385)
Common stock dividends	(14,900)	(14,866)
Common stock issued-net, long-term incentive plans	(1,154)	(219)
Excess tax benefit from stock-based compensation arrangements	674	976
Net cash used in financing activities	(49,341)	(56,006)

Increase in cash and cash equivalents	10,875	31,543
Cash and cash equivalents at beginning of period	202,625	161,544
Cash and cash equivalents at end of period	$213,500	$193,087

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through approximately 170 offices in Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2011 annual report on Form 10-K.

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

Note 2 – Business Combinations

Bay Bank & Trust Company

On March 16, 2012, Trustmark National Bank (TNB) completed its merger with Bay Bank & Trust Co. (Bay Bank), a 76-year old financial institution headquartered in Panama City, Florida.  Trustmark acquired all outstanding common stock of Bay Bank for approximately $22 million in cash and stock, comprised of $10 million in cash and the issuance of approximately 510 thousand shares of Trustmark common stock valued at $12 million.  This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the acquisition date.  The purchase price allocation is deemed preliminary as of March 31, 2012 and is expected to be finalized in the second quarter of 2012.

The statement of assets purchased and liabilities assumed in the Bay Bank acquisition is presented below at their estimated fair values as of the acquisition date of March 16, 2012 ($ in thousands):

Assets
Cash and due from banks	$88,154
Securities available for sale	26,369
LHFI, excluding covered loans	98,053
Premises and equipment, net	9,466
Identifiable intangible assets	5,454
Other real estate	2,569
Other assets	4,014
Total Assets	234,079

Liabilities
Deposits	208,796
Other liabilities	526
Total Liabilities	209,322

Net assets acquired at fair value	24,757
Consideration paid to Bay Bank	22,003

Bargain purchase gain	2,754
Income taxes	-
Bargain purchase gain, net of taxes	$2,754

The preliminary bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  The gain of $2.8 million recognized by Trustmark is considered a gain from a bargain purchase under FASB ASC Topic 805.  The gain was recognized as other noninterest income in Trustmark’s consolidated statements of income for the three months ended March 31, 2012.  Included in noninterest expense are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and benefits; contract termination and other expenses of $1.9 million included in other expense).

The identifiable intangible assets represent the core deposit intangible at fair value at the acquisition date.  The core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years.

Loans acquired from Bay Bank were evaluated under a fair value process involving various degrees of deterioration in credit quality since origination, and also for those loans for which it was probable at acquisition that TNB would not be able to collect all contractually required payments.  These loans, with the exception of revolving credit agreements, are referred to as acquired impaired loans and are accounted for in accordance with FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  Refer to Note 5 – Acquired Loans for further information on acquired loans.

The operations of Bay Bank are included in TNB’s operating results from March 16, 2012 and did not have a material impact on TNB’s results of operations.  Therefore, pro forma information is not presented.

Heritage Banking Group

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage), a 90-year old financial institution headquartered in Carthage, Mississippi, and appointed the Federal Deposit Insurance Corporation (FDIC) as receiver.  On the same date, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchased essentially all of the assets of Heritage.  The FDIC and TNB entered into a loss-share transaction on approximately $151.9 million of Heritage assets, which covers substantially all loans and all other real estate.  Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Because of the loss protection provided by the FDIC, the risk characteristics of the Heritage loans and other real estate covered by the loss-share agreement are significantly different from those assets not covered by this agreement.  As a result, Trustmark will refer to loans and other real estate subject to the loss-share agreement as “covered” while loans and other real estate that are not subject to the loss-share agreement will be referred to as “noncovered” or “excluding covered.”  The loss-share agreement applicable to single family residential mortgage loans and related foreclosed real estate provides for FDIC loss sharing and TNB’s reimbursement to the FDIC for recoveries of covered losses for ten years from the date on which the loss-share agreement was entered.  The loss-share agreement applicable to commercial loans and related foreclosed real estate provides for FDIC loss sharing for five years from the date on which the loss-share agreement was entered and TNB’s reimbursement to the FDIC for recoveries of covered losses for an additional three years thereafter.

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

The bargain purchase gain represents the net of the estimated fair value of the assets acquired and liabilities assumed and is influenced significantly by the FDIC-assisted transaction process.  Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer.  The pretax gain of $7.5 million recognized by Trustmark is considered a bargain purchase transaction under FASB ASC Topic 805.  The gain was recognized as other noninterest income in Trustmark’s consolidated statements of income for the year ended December 31, 2011.  For the three months ended March 31, 2012, the operations of Heritage added revenue of $3.1 million and net income available to common shareholders of $1.7 million.

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, TNB utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances (shown as short-term borrowings above).  Level 3 inputs were used to determine the fair value of both LHFI and covered loans, identifiable intangible assets, covered other real estate and the FDIC indemnification asset.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

Securities Available for Sale

Estimated fair values for securities available for sale are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Acquired Loans

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

Other Real Estate, Including Covered Other Real Estate

Other real estate, including covered other real estate, was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs.

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

Please refer to Note 16 – Fair Value for more information on Trustmark’s classification of financial instruments based on valuation inputs within the fair value hierarchy.

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$31	$-	$-	$31	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	102,489	140	(688)	101,941	-	-	-	-
Obligations of states and political subdivisions	197,312	11,079	(157)	208,234	40,393	4,133	(2)	44,524
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	19,108	956	-	20,064	4,089	295	-	4,384
Issued by FNMA and FHLMC	279,597	6,595	(23)	286,169	586	29	-	615
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,576,899	43,021	-	1,619,920	4,743	83	-	4,826
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	321,687	10,013	(1,382)	330,318	2,199	165	-	2,364
Asset-backed securities / structured financial products	23,670	23	-	23,693	-	-	-	-
Corporate debt securities	5,292	30	(28)	5,294	-	-	-	-
Total	$2,526,085	$71,857	$(2,278)	$2,595,664	$52,010	$4,705	$(2)	$56,713

December 31, 2011
U.S. Government agency obligations
Issued by U.S. Government agencies	$3	$-	$-	$3	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	64,573	229	-	64,802	-	-	-	-
Obligations of states and political subdivisions	190,868	11,971	(12)	202,827	42,619	4,131	(2)	46,748
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,500	945	-	12,445	4,538	336	-	4,874
Issued by FNMA and FHLMC	340,839	7,093	-	347,932	588	28	-	616
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,570,782	44,183	-	1,614,965	7,749	133	(1)	7,881
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	216,698	9,497	(176)	226,019	2,211	185	-	2,396
Total	$2,395,263	$73,918	$(188)	$2,468,993	$57,705	$4,813	$(3)	$62,515

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2012	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$71,545	$(688)	$-	$-	$71,545	$(688)
Obligations of states and political subdivisions	10,871	(158)	203	(1)	11,074	(159)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	1,916	(23)	-	-	1,916	(23)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	118,848	(1,382)	-	-	118,848	(1,382)
Corporate debt securities	2,491	(28)	-	-	2,491	(28)
Total	$205,671	$(2,279)	$203	$(1)	$205,874	$(2,280)

December 31, 2011
Obligations of states and political subdivisions	$3,368	$(12)	$202	$(2)	$3,570	$(14)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,069	(1)	-	-	1,069	(1)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,890	(176)	-	-	46,890	(176)
Total	$51,327	$(189)	$202	$(2)	$51,529	$(191)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2012.  There were no other-than-temporary impairments for the three months ended March 31, 2012 and 2011.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2012	2011
Proceeds from calls and sales of securities	$-	$-
Gross realized gains	1,050	-

Held to Maturity
Proceeds from calls of securities	$-	$1,290
Gross realized gains	-	7

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2012, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$10,880	$10,941	$2,942	$2,969
Due after one year through five years	63,795	66,501	17,725	19,290
Due after five years through ten years	216,903	224,063	18,230	20,679
Due after ten years	37,216	37,688	1,496	1,586
	328,794	339,193	40,393	44,524
Mortgage-backed securities	2,197,291	2,256,471	11,617	12,189
Total	$2,526,085	$2,595,664	$52,010	$56,713

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	March 31, 2012	December 31, 2011
Loans secured by real estate:
Construction, land development and other land loans	$465,486	$474,082
Secured by 1-4 family residential properties	1,722,357	1,760,930
Secured by nonfarm, nonresidential properties	1,419,902	1,425,774
Other	199,400	204,849
Commercial and industrial loans	1,142,813	1,139,365
Consumer loans	210,713	243,756
Other loans	614,082	608,728
LHFI	5,774,753	5,857,484
Less allowance for loan losses	90,879	89,518
Net LHFI	$5,683,874	$5,767,966

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total loans.  At March 31, 2012, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired Loans

At March 31, 2012 and December 31, 2011, the carrying amounts of nonaccrual LHFI which are considered for impairment analysis, were $105.8 million and $110.5 million, respectively.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At March 31, 2012 and December 31, 2011, specifically evaluated impaired LHFI totaled $60.9 million and $68.9 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $9.6 million and $8.8 million at the end of the respective periods.  Specific charge-offs related to impaired LHFI totaled $1.4 million and $5.3 million.  A recovery of $864 thousand was recorded to net income for these loans for the first three months of 2012, while provisions of $1.0 million were charged to net income for these loans for the first three months of 2011.

All commercial nonaccrual LHFI over $500 thousand are individually assessed for impairment.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  If a current appraisal, or one with an inspection date within the past 12 months, using the necessary assumptions is not in the file, a new appraisal is ordered.  Appraisals are obtained from State-certified Appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  The Appraisal Review Department has the authority to make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.  Appraised values are adjusted down for costs associated with asset disposal.  Once the current appraisal is received and the estimated net realizable value determined, the value used in the impairment assessment is updated and adjustments are made to reflect further impairments.  At the time a LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.  However, as subsequent events dictate and estimated net realizable values decline, required reserves are established.

At March 31, 2012 and December 31, 2011, nonaccrual LHFI not specifically reviewed for impairment and written down to fair value less cost to sell, totaled $44.9 million and $41.6 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $5.3 million and $3.9 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended March 31, 2012 and 2011.

The following table details LHFI individually and collectively evaluated for impairment at March 31, 2012 and December 31, 2011 ($ in thousands):

	March 31, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$38,023	$427,463	$465,486
Secured by 1-4 family residential properties	24,446	1,697,911	1,722,357
Secured by nonfarm, nonresidential properties	33,034	1,386,868	1,419,902
Other	4,557	194,843	199,400
Commercial and industrial loans	4,929	1,137,884	1,142,813
Consumer loans	536	210,177	210,713
Other loans	248	613,834	614,082
Total	$105,773	$5,668,980	$5,774,753

	December 31, 2011
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$40,413	$433,669	$474,082
Secured by 1-4 family residential properties	24,348	1,736,582	1,760,930
Secured by nonfarm, nonresidential properties	23,981	1,401,793	1,425,774
Other	5,871	198,978	204,849
Commercial and industrial loans	14,148	1,125,217	1,139,365
Consumer loans	825	242,931	243,756
Other loans	872	607,856	608,728
Total	$110,458	$5,747,026	$5,857,484

At March 31, 2012 and December 31, 2011, LHFI classified as troubled debt restructurings (TDRs) totaled $37.1 million and $34.2 million, respectively.  For TDRs, Trustmark had a related loan loss allowance of $7.7 million and $4.5 million at the end of each respective period.  Specific charge-offs related to TDRs totaled $563 thousand and $631 thousand for the three months ended March 31, 2012 and 2011, respectively.  LHFI that are TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.

The following table illustrates the impact of modifications classified as TDRs for the three months ended March 31, 2012 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	8	$3,611	$3,611
Secured by 1-4 family residential properties	2	1,009	1,009
Secured by nonfarm, nonresidential properties	2	1,210	1,210
Total	12	$5,830	$5,830

	Three Months Ended March 31, 2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment
Construction, land development and other land loans	1	$299
Secured by 1-4 family residential properties	3	1,382
Total	4	$1,681

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

At March 31, 2012 and December 31, 2011, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	March 31, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$239	$14,979	$15,218
Secured by 1-4 family residential properties	1,102	4,144	5,246
Secured by nonfarm, nonresidential properties	-	13,885	13,885
Commercial and industrial	-	2,761	2,761
Total Troubled Debt Restructurings by Type	$1,341	$35,769	$37,110

	December 31, 2011
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$241	$14,041	$14,282
Secured by 1-4 family residential properties	782	3,485	4,267
Secured by nonfarm, nonresidential properties	-	4,135	4,135
Commercial and industrial	-	11,503	11,503
Total Troubled Debt Restructurings by Type	$1,023	$33,164	$34,187

At March 31, 2012 and December 31, 2011, the carrying amount of impaired loans consisted of the following ($ in thousands):

	March 31, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$56,984	$12,698	$25,324	$38,023	$5,963	$39,218
Secured by 1-4 family residential properties	33,167	1,612	22,835	24,446	1,240	24,398
Secured by nonfarm, nonresidential properties	37,172	13,091	19,943	33,034	5,443	28,507
Other	5,312	477	4,080	4,557	1,002	5,214
Commercial and industrial loans	5,801	62	4,867	4,929	1,168	9,538
Consumer loans	814	-	554	536	7	690
Other loans	266	-	230	248	65	551
Total	$139,516	$27,940	$77,833	$105,773	$14,888	$108,116

	December 31, 2011
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$58,757	$11,123	$29,290	$40,413	$6,547	$49,122
Secured by 1-4 family residential properties	33,746	1,560	22,788	24,348	1,348	27,330
Secured by nonfarm, nonresidential properties	27,183	13,770	10,211	23,981	2,431	26,497
Other	7,158	1,548	4,323	5,871	1,007	6,013
Commercial and industrial loans	16,102	8,724	5,424	14,148	1,137	15,127
Consumer loans	1,097	-	825	825	9	1,468
Other loans	2,559	220	652	872	185	1,132
Total	$146,602	$36,945	$73,513	$110,458	$12,664	$126,689

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

•
Other Assets Especially Mentioned (OAEM) (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating.  This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at March 31, 2012 and December 31, 2011 ($ in thousands):

	March 31, 2012
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$305,402	$25,946	$85,893	$67	$417,308
Secured by 1-4 family residential properties	118,836	220	17,762	-	136,818
Secured by nonfarm, nonresidential properties	1,271,991	22,755	124,008	-	1,418,754
Other	184,897	353	7,796	-	193,046
Commercial and industrial loans	1,057,620	39,290	43,910	778	1,141,598
Consumer loans	482	-	-	-	482
Other loans	607,053	-	2,137	212	609,402
	$3,546,281	$88,564	$281,506	$1,057	$3,917,408

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$46,801	$238	$20	$1,119	$48,178	$465,486
Secured by 1-4 family residential properties	1,557,701	7,359	1,220	19,259	1,585,539	1,722,357
Secured by nonfarm, nonresidential properties	1,148	-	-	-	1,148	1,419,902
Other	6,327	-	-	27	6,354	199,400
Commercial and industrial loans	1,167	38	-	10	1,215	1,142,813
Consumer loans	205,638	3,762	278	553	210,231	210,713
Other loans	4,680	-	-	-	4,680	614,082
	$1,823,462	$11,397	$1,518	$20,968	$1,857,345	$5,774,753

	December 31, 2011
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$308,618	$26,273	$90,175	$116	$425,182
Secured by 1-4 family residential properties	119,155	142	16,324	-	135,621
Secured by nonfarm, nonresidential properties	1,287,886	26,232	110,472	51	1,424,641
Other	188,772	130	9,312	-	198,214
Commercial and industrial loans	1,048,556	32,046	56,577	405	1,137,584
Consumer loans	643	25	-	-	668
Other loans	600,411	-	1,834	600	602,845
	$3,554,041	$84,848	$284,694	$1,172	$3,924,755

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$47,253	$353	$-	$1,294	$48,900	$474,082
Secured by 1-4 family residential properties	1,596,800	8,477	1,306	18,726	1,625,309	1,760,930
Secured by nonfarm, nonresidential properties	1,133	-	-	-	1,133	1,425,774
Other	6,405	201	-	29	6,635	204,849
Commercial and industrial loans	1,626	118	-	37	1,781	1,139,365
Consumer loans	234,593	7,172	498	825	243,088	243,756
Other loans	5,848	35	-	-	5,883	608,728
	$1,893,658	$16,356	$1,804	$20,911	$1,932,729	$5,857,484

Past Due LHFI

LHFI past due 90 days or more totaled $41.0 million and $43.6 million at March 31, 2012 and December 31, 2011, respectively.  Included in these amounts are $39.5 million and $39.4 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2012 or 2011.

The following table provides an aging analysis of past due and nonaccrual LHFI by class at March 31, 2012 and December 31, 2011 ($ in thousands):

	March 31, 2012
	Past Due
		Greater than			Current
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$3,248	$20	$3,268	$38,023	$424,195	$465,486
Secured by 1-4 family residential properties	8,385	1,220	9,605	24,446	1,688,306	1,722,357
Secured by nonfarm, nonresidential properties	7,594	-	7,594	33,034	1,379,274	1,419,902
Other	1,342	27	1,369	4,557	193,474	199,400
Commercial and industrial loans	3,787	8	3,795	4,929	1,134,089	1,142,813
Consumer loans	3,685	276	3,961	536	206,216	210,713
Other loans	883	-	883	248	612,951	614,082
Total past due LHFI	$28,924	$1,551	$30,475	$105,773	$5,638,505	$5,774,753

(1) - Past due greater than 90 days but still accruing interest.

	December 31, 2011
	Past Due
		Greater than			Current
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$1,784	$1,657	$3,441	$40,413	$430,228	$474,082
Secured by 1-4 family residential properties	9,755	1,306	11,061	24,348	1,725,521	1,760,930
Secured by nonfarm, nonresidential properties	9,925	-	9,925	23,981	1,391,868	1,425,774
Other	879	-	879	5,871	198,099	204,849
Commercial and industrial loans	1,646	769	2,415	14,148	1,122,802	1,139,365
Consumer loans	7,172	498	7,670	825	235,261	243,756
Other loans	3,104	-	3,104	872	604,752	608,728
Total past due LHFI	$34,265	$4,230	$38,495	$110,458	$5,708,531	$5,857,484

(1) - Past due greater than 90 days but still accruing interest.

Allowance for Loan Losses, LHFI

Trustmark’s allowance for loan loss methodology for commercial loans is based upon regulatory guidance from its primary regulator and GAAP.  The methodology delineates the commercial purpose and commercial construction loan portfolios into nine separate loan types (or pools), which had similar characteristics, such as, repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 360 risk rate factors for commercial loan types.  The nine separate pools are segmented below:

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

The measure for each qualitative factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk), other than the last two factors, which are applied on a dollar-for-dollar basis, to ensure that the combination of such factors is proportional.  The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio within each key market region.  This weighted-average qualitative factor is then distributed over the nine primary loan pools within each key market region based on the ranking by risk of each.

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at January 1,	$89,518	$93,510
Loans charged-off	(5,376)	(11,132)
Recoveries	3,444	3,483
Net charge-offs	(1,932)	(7,649)
Provision for loan losses, LHFI	3,293	7,537
Balance at March 31,	$90,879	$93,398

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at March 31, 2012 and 2011 ($ in thousands):

	2012
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	March 31,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(1,526)	$-	$21	$25,715
Secured by 1-4 family residential properties	12,650	(716)	208	598	12,740
Secured by nonfarm, nonresidential properties	24,358	(127)	-	3,653	27,884
Other	3,079	(234)	-	176	3,021
Commercial and industrial loans	15,868	(331)	821	(320)	16,038
Consumer loans	3,656	(1,038)	1,352	(766)	3,204
Other loans	2,687	(1,404)	1,063	(69)	2,277
Total allowance for loan losses, LHFI	$89,518	$(5,376)	$3,444	$3,293	$90,879

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$5,963	$19,752	$25,715
Secured by 1-4 family residential properties	1,240	11,500	12,740
Secured by nonfarm, nonresidential properties	5,443	22,441	27,884
Other	1,002	2,019	3,021
Commercial and industrial loans	1,168	14,870	16,038
Consumer loans	7	3,197	3,204
Other loans	65	2,212	2,277
Total allowance for loan losses, LHFI	$14,888	$75,991	$90,879

	2011
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	March 31,
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(3,494)	$-	$4,436	$36,504
Secured by 1-4 family residential properties	13,051	(2,348)	173	1,117	11,993
Secured by nonfarm, nonresidential properties	20,980	(1,530)	-	1,760	21,210
Other	1,582	(204)	-	92	1,470
Commercial and industrial loans	14,775	(827)	643	500	15,091
Consumer loans	5,400	(1,722)	1,660	(504)	4,834
Other loans	2,160	(1,007)	1,007	136	2,296
Total allowance for loan losses, LHFI	$93,510	$(11,132)	$3,483	$7,537	$93,398

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$6,242	$30,262	$36,504
Secured by 1-4 family residential properties	680	11,313	11,993
Secured by nonfarm, nonresidential properties	1,415	19,795	21,210
Other	41	1,429	1,470
Commercial and industrial loans	2,670	12,421	15,091
Consumer loans	18	4,816	4,834
Other loans	53	2,243	2,296
Total allowance for loan losses, LHFI	$11,119	$82,279	$93,398

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	March 31, 2012		December 31, 2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,940	$14,346	$4,209	$-
Secured by 1-4 family residential properties	30,221	20,409	31,874	76
Secured by nonfarm, nonresidential properties	30,737	54,954	30,889	-
Other	5,087	695	5,126	-
Commercial and industrial loans	2,768	5,732	2,971	69
Consumer loans	206	4,188	290	4,146
Other loans	1,460	345	1,445	72
Acquired loans	74,419	100,669	76,804	4,363
Less allowance for loan losses, acquired loans	736	37	502	-
Net acquired loans	$73,683	$100,632	$76,302	$4,363

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.

The acquired loans were accounted for under the acquisition method of accounting.The acquired loans were recorded at their estimated fair value at the time of acquisition.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Loans acquired in an FDIC-assisted transaction and covered under loss-share agreements, such as those acquired from Heritage, are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  The covered loans were recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

TNB accounts for acquired impaired loans under FASB ASC Topic 310-30.  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that TNB would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.  TNB acquired $5.7 million and $3.8 million of revolving credit agreements, at fair value, in the Bay Bank and Heritage acquisitions, respectively, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, TNB has accounted for such revolving loans in accordance with accounting requirements for acquired nonimpaired loans.

For acquired impaired loans, TNB (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”).  Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio and such amount is subject to change over time based on the performance of such loans.

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

TNB aggregates certain acquired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired loans, loans are first categorized by similar purpose, similar collateral, similar geographic region, and by their operational servicing center.  Within each category, loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by TNB's internal credit officers.  For consumer loans, the risk determinants include delinquency, FICO and loan to value.  Statistical comparison of the pools reflect that each pool is comprised of loans generally of statistically similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for statistical similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of TNB's expected cash flows from the loans.  An acquired loan will be removed from a pool of loans only if the loan is sold, foreclosed, or payment is received in full satisfaction of the loan.  The acquired loan will be removed from the pool at its carrying value.  If an individual acquired loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized as a gain or loss immediately in interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired loans are not pooled and are accounted for individually.  Such loans consist of loans subject to accounting for acquired nonimpaired loans and loans that require more specific estimates of actual timing and amounts of cash flows due to the significant impairment of the borrower's ability to pay.

As required by FASB ASC Topic 310-30, TNB periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that TNB will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge to income through the provision for loans losses and the establishment of an allowance for loan losses.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, TNB will reduce any remaining allowance for loan losses established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income over the remaining average life of the acquired impaired loans.

On March 16, 2012, TNB completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  TNB elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” except for $5.7 million of acquired loans with revolving privileges, which are outside the scope of the guidance.

The following table presents the fair value of loans acquired as of the date of the Bay Bank acquisition ($ in thousands):

At acquisition date:	March 16, 2012
Contractually required principal and interest	$134,961
Nonaccretable difference	19,852
Cash flows expected to be collected	115,109
Accretable yield	17,056
Fair value of loans at acquisition	$98,053

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

The following tables present changes in the carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Nonimpaired (2)	Impaired	Nonimpaired (2)
Carrying value at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-	-	92,312	5,741
Accretion to interest income (5)	2,311	59	148	-
Payments received, net	(4,606)	(238)	(1,990)	(332)
Other	56	33	186	241
Less allowance for loan losses, acquired loans	(234)	-	(37)	-
Carrying value at March 31, 2012	$69,658	$4,025	$94,969	$5,663

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.
(2)	Acquired nonimpaired loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans,which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Fair value of loans acquired from Bay Bank on March 16, 2012.
(5)	Accretion to interest income for Bay Bank since acquisition at March 16, 2012 is considered immaterial.

The following table presents changes in the accretable yield for the three months ended March 31, 2012 ($ in thousands):

Accretable yield at January 1, 2012 (1)	$(17,653)
Additions due to acquisition (2)	(17,056)
Accretion to interest income (3)	2,459
Disposals	323
Reclassification to / (from) nonaccretable difference	-
Accretable yield at March 31, 2012	$(31,927)

(1)	Accretable yield at January 1, 2012, includes $777 thousand of accretable yield for noncovered loans acquired from Heritage and accounted for under FASB ASC Topic 310-30.
(2)	Accretable yield on loans acquired from Bay Bank on March 16, 2012.
(3)	Accretion to interest income for Bay Bank since acquisition at March, 16, 2012 is considered immaterial.

No allowance for loan losses was brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  Updates to expected cash flows for acquired impaired loans accounted for under FASB ASC Topic 310-30 may result in a provision for loan losses and the establishment of an allowance for loan losses to the extent the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.  TNB established an allowance for loan losses associated with covered acquired impaired loans during the fourth quarter of 2011 as a result of valuation procedures performed during the period.

The following table presents the components of the allowance for loan losses on acquired impaired loans for the three months ended March 31, 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Provision for loan losses, acquired loans	(248)	54	(194)
Loans charged-off	89	(26)	63
Recoveries	393	9	402
Net charge-offs	482	(17)	465
Balance at March 31, 2012	$736	$37	$773

As discussed in Note 4 - Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI TNB has established a Loan Grading System that consists of ten individual Credit Risk Grades (Risk Ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to delineate the level of risk across the ten unique Credit Risk Grades.  These credit quality measures are unique to commercial loans.  Credit quality for consumer loans is based on individual credit scores, aging status of the loan, and payment activity.

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at March 31, 2012 and December 31, 2011 ($ in thousands):

	March 31, 2012
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$1,098	$192	$1,363	$819	$3,472
Secured by 1-4 family residential properties	4,323	1,673	3,017	92	9,105
Secured by nonfarm, nonresidential properties	10,875	4,667	11,762	2,187	29,491
Other	874	562	1,010	46	2,492
Commercial and industrial loans	1,345	1,305	118	-	2,768
Consumer loans	-	-	-	-	-
Other loans	195	67	427	572	1,261
Total covered loans	18,710	8,466	17,697	3,716	48,589

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	3,840	938	7,184	1,703	13,665
Secured by 1-4 family residential properties	5,179	1,436	5,735	49	12,399
Secured by nonfarm, nonresidential properties	21,297	13,171	17,896	2,497	54,861
Other	175	31	478	-	684
Commercial and industrial loans	4,325	752	628	27	5,732
Consumer loans	-	-	-	-	-
Other loans	240	-	27	-	267
Total noncovered loans	35,056	16,328	31,948	4,276	87,608
Total acquired loans	$53,766	$24,794	$49,645	$7,992	$136,197

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$446	$19	$3	$-	$468	$3,940
Secured by 1-4 family residential properties	18,168	985	1,925	38	21,116	30,221
Secured by nonfarm, nonresidential properties	1,139	107	-	-	1,246	30,737
Other	2,550	45	-	-	2,595	5,087
Commercial and industrial loans	-	-	-	-	-	2,768
Consumer loans	206	-	-	-	206	206
Other loans	199	-	-	-	199	1,460
Total covered loans	22,708	1,156	1,928	38	25,830	74,419

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	610	71	-	-	681	14,346
Secured by 1-4 family residential properties	7,277	518	215	-	8,010	20,409
Secured by nonfarm, nonresidential properties	93	-	-	-	93	54,954
Other	11	-	-	-	11	695
Commercial and industrial loans	-	-	-	-	-	5,732
Consumer loans	4,022	164	2	-	4,188	4,188
Other loans	78	-	-	-	78	345
Total noncovered loans	12,091	753	217	-	13,061	100,669
Total acquired loans	$34,799	$1,909	$2,145	$38	$38,891	$175,088

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

		December 31, 2011
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$1,212	$194	$1,425	$909	$3,740
Secured by 1-4 family residential properties		6,402	1,256	1,943	19	9,620
Secured by nonfarm, nonresidential properties		13,302	5,275	8,932	2,134	29,643
Other		878	429	658	86	2,051
Commercial and industrial loans		1,780	1,109	82	-	2,971
Consumer loans		-	-	-	-	-
Other loans		212	63	402	535	1,212
Total covered loans		23,786	8,326	13,442	3,683	49,237

Noncovered loans: (2)
Loans secured by real estate:
Construction, land development and other land loans		-	-	-	-	-
Secured by 1-4 family residential properties		-	-	-	-	-
Secured by nonfarm, nonresidential properties		-	-	-	-	-
Other		-	-	-	-	-
Commercial and industrial loans		27	-	42	-	69
Consumer loans		-	-	-	-	-
Other loans		(3)	-	-	-	(3)
Total noncovered loans		24	-	42	-	66
Total acquired loans		$23,810	$8,326	$13,484	$3,683	$49,303

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$448	$18	$3	$-	$469	$4,209
Secured by 1-4 family residential properties	19,159	1,044	2,013	38	22,254	31,874
Secured by nonfarm, nonresidential properties	1,246	-	-	-	1,246	30,889
Other	2,953	108	14	-	3,075	5,126
Commercial and industrial loans	-	-	-	-	-	2,971
Consumer loans	290	-	-	-	290	290
Other loans	230	3	-	-	233	1,445
Total covered loans	24,326	1,173	2,030	38	27,567	76,804

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-	-
Secured by 1-4 family residential properties	71	5	-	-	76	76
Secured by nonfarm, nonresidential properties	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-	69
Consumer loans	3,943	202	1	-	4,146	4,146
Other loans	75	-	-	-	75	72
Total noncovered loans	4,089	207	1	-	4,297	4,363
Total acquired loans	$28,415	$1,380	$2,031	$38	$31,864	$81,167

(1) Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.
(2) Acquired noncovered loans were included in LHFI at December 31, 2011.

Under FASB ASC Topic 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At March 31, 2012, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At March 31, 2012, approximately $561 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $491 thousand of acquired loans at December 31, 2011.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at March 31, 2012 and December 31, 2011 ($ in thousands):

	March 31, 2012
	Past Due
		Greater than			Current	Total Acquired
	30-89 Days	90 Days (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$465	$1,021	$1,486	$445	$2,009	$3,940
Secured by 1-4 family residential properties	2,042	2,064	4,106	92	26,023	30,221
Secured by nonfarm, nonresidential properties	3,302	2,898	6,200	-	24,537	30,737
Other	739	-	739	-	4,348	5,087
Commercial and industrial loans	72	-	72	24	2,672	2,768
Consumer loans	-	-	-	-	206	206
Other loans	-	-	-	-	1,460	1,460
Total past due covered loans	6,620	5,983	12,603	561	61,255	74,419

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	2,899	1,895	4,794	-	9,552	14,346
Secured by 1-4 family residential properties	1,223	1,236	2,459	-	17,950	20,409
Secured by nonfarm, nonresidential properties	228	904	1,132	-	53,822	54,954
Other	102	-	102	-	593	695
Commercial and industrial loans	16	19	35	-	5,697	5,732
Consumer loans	164	2	166	-	4,022	4,188
Other loans	-	-	-	-	345	345
Total past due noncovered loans	4,632	4,056	8,688	-	91,981	100,669
Total past due acquired loans	$11,252	$10,039	$21,291	$561	$153,236	$175,088

(1)	- Past due greater than 90 days but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2011
	Past Due
		Greater than			Current	Total Acquired
	30-89 Days	90 Days (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$253	$1,004	$1,257	$386	$2,566	$4,209
Secured by 1-4 family residential properties	1,339	2,159	3,498	92	28,284	31,874
Secured by nonfarm, nonresidential properties	4,464	2,463	6,927	-	23,962	30,889
Other	176	14	190	-	4,936	5,126
Commercial and industrial loans	37	45	82	13	2,876	2,971
Consumer loans	-	-	-	-	290	290
Other loans	3	-	3	-	1,442	1,445
Total past due covered loans	6,272	5,685	11,957	491	64,356	76,804

Noncovered loans: (3)
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-	-
Secured by 1-4 family residential properties	5	-	5	-	71	76
Secured by nonfarm, nonresidential properties	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial loans	19	-	19	-	50	69
Consumer loans	202	2	204	-	3,942	4,146
Other loans	-	-	-	-	72	72
Total past due noncovered loans	226	2	228	-	4,135	4,363
Total past due acquired loans	$6,498	$5,687	$12,185	$491	$68,491	$81,167

(1)	- Past due greater than 90 days but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.
(3)	- Acquired noncovered loans were included in LHFI at December 31, 2011.

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

The fair value of MSR is determined using discounted cash flow techniques benchmarked against third-party valuations.  Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates which are provided by a third party firm.  By way of example, an increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant. Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.0 million and a net positive ineffectiveness of $263 thousand for the three months ended March 31, 2012 and 2011, respectively.

See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

The activity in MSR is detailed in the table below ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$43,274	$51,151
Origination of servicing assets	4,477	3,480
Change in fair value:
Due to market changes	248	257
Due to runoff	(2,106)	(1,290)
Balance at end of period	$45,893	$53,598

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2012 and 2011 were $1.9 million and $643 thousand, respectively.  At March 31, 2012 and December 31, 2011, accrued mortgage loan servicing putback expenses were $4.8 million and $4.3 million, respectively.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

Note 7 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

Other real estate owned, excluding covered other real estate, (noncovered other real estate owned) is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At March 31, 2012, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of noncovered other real estate owned is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on noncovered other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$79,053	$86,704
Additions	8,864	19,552
Disposals	(9,767)	(15,055)
Writedowns	(2,408)	(2,003)
Balance at end of period	$75,742	$89,198

(Loss) gain, net on the sale of noncovered other real estate included in ORE/Foreclosure expenses	$(416)	$344

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2012	2011
Construction, land development and other land properties	$48,083	$53,834
1-4 family residential properties	10,715	10,557
Nonfarm, nonresidential properties	16,463	13,883
Other real estate properties	481	779
Total other real estate, excluding covered other real estate	$75,742	$79,053

Other real estate, excluding covered other real estate by geographic location consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2012	2011
Florida	$26,226	$29,963
Mississippi (1)	19,240	19,483
Tennessee (2)	17,665	16,879
Texas	12,611	12,728
Total other real estate, excluding covered other real estate	$75,742	$79,053

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

As of the date of the Heritage acquisition, TNB acquired $7.5 million in covered other real estate.  For the three months ended March 31, 2012, changes and gains, net on covered other real estate were as follows ($ in thousands):

Balance at January 1, 2012	$6,331
Transfers from covered loans	144
FASB ASC 310-30 adjustment for the residual recorded investment	(10)
Net transfers from covered loans	134
Disposals	(518)
Writedowns	(123)
Balance at March 31, 2012	$5,824

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$158

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2012	2011
Construction, land development and other land properties	$1,423	$1,304
1-4 family residential properties	574	889
Nonfarm, nonresidential properties	3,711	4,022
Other real estate properties	116	116
Total covered other real estate	$5,824	$6,331

Note 8 – FDIC Indemnification Asset

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

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $661 thousand and $601 thousand at March 31, 2012 and December 31, 2011, respectively.

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

The following table presents changes in the FDIC indemnification asset for the periods presented ($ in thousands):

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	65
Transfers to FDIC claims receivable	-
Change in expected cash flows	(93)
Change in FDIC true-up provision	(60)
Balance at March 31, 2012	$28,260

(1)	The decrease was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans.

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2012	2011
Noninterest-bearing demand deposits	$2,024,290	$2,033,442
Interest-bearing demand	1,582,690	1,463,640
Savings	2,441,344	2,051,701
Time	2,042,422	2,017,580
Total	$8,090,746	$7,566,363

Note 10 – Defined Benefit and Other Postretirement Benefits

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

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Net periodic benefit cost
Service cost	$140	$137
Interest cost	945	1,115
Expected return on plan assets	(1,400)	(1,471)
Recognized net actuarial loss	1,309	1,037
Net periodic benefit cost	$994	$818

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  For 2012, Trustmark’s minimum required contribution is expected to be $3.0 million.  During 2011, Trustmark made a contribution of $1.0 million for the 2011 plan year.

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

	Three months ended March 31,
	2012	2011
Net periodic benefit cost
Service cost	$170	$147
Interest cost	517	569
Amortization of prior service cost	62	59
Recognized net actuarial loss	215	124
Net periodic benefit cost	$964	$899

Note 11 – Stock and Incentive Compensation Plans

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

Stock Option Grants

Stock option awards under the 2005 Plan have been granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  During the second quarter of 2011, compensation expense related to stock options had been fully recognized.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and is recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively.

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

The following tables summarize the stock and incentive plan activity for the period presented:

	Three Months ended March 31, 2012
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	1,205,100	179,421	334,356
Granted	-	55,295	77,006
Granted - excess shares	-	-	63,610
Exercised or released from restriction	(1,375)	(71,500)	(89,815)
Expired	(16,575)	-	-
Forfeited	-	(1,463)	(2,842)
Outstanding/Nonvested shares or units, end of period	1,187,150	161,753	382,315

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three months ended March 31,
	2012	2011
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$-	$67
Performance awards	219	223
Time-vested awards	908	747
RSU award	-	137
Total	$1,127	$1,174

Note 12 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $161.7 million and $178.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2012, the fair value of collateral held was $52.0 million.

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

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with the Company as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

On December 2, 2011, TNB was sued in a putative class action lawsuit filed by plaintiff Kathy D. White, on behalf of herself and purportedly on behalf of all similarly situated customers of TNB, in the United States District Court for the Northern District of Mississippi, Greenville Division. The case was transferred to the United States District Court for the Southern District of Mississippi, Jackson Division, at the request of TNB; the pleadings are a matter of public record in that court's files, civil action 3:12 cv 00082 TSL MTP. The complaint challenged TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices of charges, and calculations of fees. The complaint asserted claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The plaintiff sought monetary damages, restitution, and injunctive and declaratory relief from TNB. Among other relief, plaintiff’s complaint demanded reimbursement of fees collected by TNB and seeks a prohibition against various means of calculating and collecting such fees in the future. On April 11, 2012, TNB filed a motion to dismiss the action, asserting the federal court lacked subject-matter jurisdiction. Plaintiff agreed to dismiss the case, and on April 27, 2012, the parties filed a Stipulation of Dismissal, ending the lawsuit. The case was dismissed "without prejudice" and without resolving the claims and defenses on their merits. Therefore, a similar action could be filed in the future.

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

Note 13 – Earnings Per Share

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

	Three Months Ended March 31,
	2012	2011
Basic shares	64,297	63,950
Dilutive shares	180	232
Diluted shares	64,477	64,182

Weighted-average antidilutive stock awards were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011

Weighted-average antidilutive shares	1,035	1,290

Note 14 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Income taxes paid	$465	$435
Interest expense paid on deposits and borrowings	8,560	11,378
Noncash transfers from loans to foreclosed properties	8,864	19,552
Assets acquired in business combinations	234,079	-
Liabilities assumed in business combinations	209,322	-

Note 15 – Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of March 31, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2012, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,121,259	16.72%	$536,562	8.00%	n/a	n/a
Trustmark National Bank	1,083,298	16.33%	530,549	8.00%	$663,186	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$997,447	14.87%	$268,281	4.00%	n/a	n/a
Trustmark National Bank	961,735	14.50%	265,274	4.00%	$397,911	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$997,447	10.55%	$283,574	3.00%	n/a	n/a
Trustmark National Bank	961,735	10.31%	279,918	3.00%	$466,530	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods ended March 31, 2012 and 2011 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2012	$5,089	$(1,968)	$3,121
Unrealized holding losses on AFS arising during period	(3,103)	1,187	(1,916)
Adjustment for net gains realized in net income	(1,050)	402	(648)
Pension and other postretirement benefit plans	1,587	(607)	980
Balance, March 31, 2012	$2,523	$(986)	$1,537

Balance, January 1, 2011	$(18,469)	$7,043	$(11,426)
Unrealized holding losses on AFS arising during period	(1,531)	585	(946)
Adjustment for net gains realized in net income	(7)	3	(4)
Pension and other postretirement benefit plans	1,219	(466)	753
Balance, March 31, 2011	$(18,788)	$7,165	$(11,623)

Note 16 – Fair Value

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

Trustmark also utilizes derivative instruments such as Treasury note futures contracts and option contracts to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These derivative instruments are exchange-traded and provide inputs, which allow them to be classified within Level 1 of the fair value hierarchy.  In addition, Trustmark utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area which lack observable inputs for valuation purposes resulting in their inclusion in Level 3 of the fair value hierarchy.

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between levels for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$101,972	$-	$101,972	$-
Obligations of states and political subdivisions	208,234	-	208,234	-
Mortgage-backed securities	2,256,471	-	2,256,471	-
Asset-backed securities	23,693	-	23,693	-
Corporate debt securities	5,294	-	5,294	-
Securities available for sale	2,595,664	-	2,595,664	-
Loans held for sale	227,449	-	227,449	-
Mortgage servicing rights	45,893	-	-	45,893
Other assets - derivatives	1,504	(611)	1,613	502
Other liabilities - derivatives	1,842	361	1,481	-

	December 31, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$64,805	$-	$64,805	$-
Obligations of states and political subdivisions	202,827	-	202,827	-
Mortgage-backed securities	2,201,361	-	2,201,361	-
Securities available for sale	2,468,993	-	2,468,993	-
Loans held for sale	216,553	-	216,553	-
Mortgage servicing rights	43,274	-	-	43,274
Other assets - derivatives	3,521	1,130	1,689	702
Other liabilities - derivatives	4,680	694	3,986	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended March 31, 2012 and 2011 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2012	$43,274	$702
Total net (losses) gains included in net income (1)	(1,858)	1,118
Additions	4,477	-
Sales	-	(1,318)
Balance, March 31, 2012	$45,893	$502

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2012	$248	$(130)

Balance, January 1, 2011	$51,151	$337
Total net (losses) gains included in net income (1)	(1,033)	614
Additions	3,480	-
Sales	-	(1,001)
Balance, March 31, 2011	$53,598	$(50)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2011	$257	$(176)

(1)	Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP.  Assets at March 31, 2012, which have been measured at fair value on a nonrecurring basis, include impaired LHFI, excluding acquired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from State-certified Appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  The Appraisal Review Department has the authority to make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2012, Trustmark had outstanding balances of $60.9 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $68.9 million at December 31, 2011.  These impaired loans are classified as Level 3 in the fair value hierarchy.  Impaired loans are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate owned, excluding covered other real estate, (noncovered other real estate owned) includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At March 31, 2012, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of noncovered other real estate owned is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $8.9 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2012, compared with $19.6 million for the same period in 2011.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $392 thousand and $1.8 million for the first three months of 2012 and 2011, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $13.2 million of foreclosed assets were remeasured during the first three months of 2012, requiring write-downs of $2.4 million to reach their current fair values compared to $8.7 million of foreclosed assets that were remeasured during the first three months of 2011, requiring write-downs of $2.0 million.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 18 included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2011.

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011, are as follows ($ in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$219,801	$219,801	$211,883	$211,883
Securities held to maturity	52,010	56,713	57,705	62,515
Level 3 Inputs:
Net LHFI, excluding acquired loans	5,683,874	5,769,861	5,767,966	5,848,791
Net acquired loans	174,315	174,315	76,302	76,302
FDIC indemnification asset	28,260	28,260	28,348	28,348

Financial Liabilities:
Level 2 Inputs:
Deposits	8,090,746	8,099,675	7,566,363	7,575,064
Short-term liabilities	336,901	336,901	692,128	692,128
Subordinated notes	49,847	52,460	49,839	51,438
Junior subordinated debt securities	61,856	37,114	61,856	35,876

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a significantly different fair value estimate at March 31, 2012 and December 31, 2011.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $272.0 million at March 31, 2012, with a positive valuation adjustment of $176 thousand, compared to $199.5 million, with a negative valuation adjustment of $2.2 million as of December 31, 2011.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.0 million and a net positive ineffectiveness of $263 thousand for the three months ended March 31, 2012 and 2011, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $169.7 million at March 31, 2012, with a positive valuation adjustment of $502 thousand, compared to $117.5 million, with a positive valuation adjustment of $702 thousand as of December 31, 2011.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset.  In conjunction with the FASB’s fair value measurement guidance, Trustmark made an accounting policy election to measure the credit risk of these derivative financial instruments, which are subject to master netting agreements, on a net basis by counterparty portfolio.  As of March 31, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $94.4 million related to this program, compared to $71.2 million as of December 31, 2011.  The fair value of these derivatives was immaterial at March 31, 2012 and December 31, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.7 million compared to $1.8 million as of December 31, 2011.  As of March 31, 2012, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31,	December 31,
	2012	2011
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$(176)	$2,217

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(970)	$986
Exchange traded purchased options included in other assets	359	144
OTC written options (rate locks) included in other assets	502	702
Interest rate swaps included in other assets	1,613	1,689
Exchange traded written options included in other liabilities	361	694
Interest rate swaps included in other liabilities	1,657	1,769

	Three Months Ended March 31,
	2012	2011
Derivatives in hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$2,393	$(3,253)

Derivatives not designated as hedging instruments
Amount of loss recognized in mortgage banking, net	$(1,467)	$(382)
Amount of gain recognized in bankcard and other fees	35	-

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  General Banking also consists of internal operations such as Human Resources, Executive Administration, Treasury, Funds Management, Public Affairs and Corporate Finance.  Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as private banking, money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Through Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly owned subsidiary of TNB, Trustmark’s Insurance Division provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands).

	Three Months Ended March 31,
	2012	2011
General Banking
Net interest income	$85,766	$85,241
Provision for loan losses	3,101	7,540
Noninterest income	31,571	23,815
Noninterest expense	75,136	68,820
Income before income taxes	39,100	32,696
Income taxes	10,565	10,304
General banking net income	$28,535	$22,392

Selected Financial Information
Average assets	$9,613,776	$9,362,090
Depreciation and amortization	$6,223	$5,418

Wealth Management
Net interest income	$1,107	$1,073
Provision for loan losses	(2)	(3)
Noninterest income	5,588	6,071
Noninterest expense	5,487	5,787
Income before income taxes	1,210	1,360
Income taxes	395	456
Wealth management net income	$815	$904

Selected Financial Information
Average assets	$77,481	$82,465
Depreciation and amortization	$47	$62

Insurance
Net interest income	$71	$61
Noninterest income	6,626	6,485
Noninterest expense	5,151	5,411
Income before income taxes	1,546	1,135
Income taxes	576	418
Insurance net income	$970	$717

Selected Financial Information
Average assets	$63,749	$64,751
Depreciation and amortization	$319	$373

Consolidated
Net interest income	$86,944	$86,375
Provision for loan losses	3,099	7,537
Noninterest income	43,785	36,371
Noninterest expense	85,774	80,018
Income before income taxes	41,856	35,191
Income taxes	11,536	11,178
Consolidated net income	$30,320	$24,013

Selected Financial Information
Average assets	$9,755,006	$9,509,306
Depreciation and amortization	$6,589	$5,853

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers the effective date of the requirement of ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  ASU 2011-12 was issued to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements.  All other requirements of ASU 2011-05 are not affected by ASU 2011-12.  The requirements of ASU 2011-05, as amended by ASU 2011-12, became effective for Trustmark’s financial statements beginning January 1, 2012.  For Trustmark, the impact of the ASU is a change in presentation only and did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Issued in September 2011, ASU 2011-08 amends the guidance in ASC 350-202 on testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments became effective for Trustmark’s annual goodwill impairment tests beginning January 1, 2012.  The adoption of ASU 2011-08 did not have an impact on Trustmark’s consolidated financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively.  Early adoption is permitted.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012.  For Trustmark, the impact of the ASU is a change in presentation only and did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments.  Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  However, some could change how fair value measurement guidance is applied.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012, and did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 16 – Fair Value.

ASU 2011-03, “Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.” The ASU eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement.  This requirement was one of the criteria that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012, and did not have a significant impact on Trustmark’s consolidated financial statements.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of the European financial crisis on the U.S. economy and the markets we serve, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2012, TNB had total assets of $9.8 billion, which represents approximately 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 170 offices and 2,611 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At March 31, 2012, TNB’s mortgage loan portfolio totaled approximately $1.2 billion, while its portfolio of mortgage loans serviced for others, including FNMA, FHLMC and GNMA, totaled approximately $4.6 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  At March 31, 2012, Trustmark held assets under management and administration of $7.5 billion and brokerage assets of $1.3 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At March 31, 2012, Somerville had total assets of $197.9 million.

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

Executive Overview

While the economy has shown moderate signs of improvement, the outlook remains uncertain.  Recent indicators of spending, production and job market activity have shown positive trends; however, unemployment remains elevated, the housing sector continues to be depressed and global markets continue to pose a downside risk.  Consumer confidence posted a sizable improvement during the latter part of the first quarter of 2012 after a decline in January as consumers’ assessment of current business and labor markets turned more optimistic.  Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing local markets place continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

The European financial crisis has created risks and uncertainties affecting the global economy.  As global markets react to potential resolutions of the European financial crisis and potential economic policy changes in Europe, assets, liabilities and cash flows with no direct connection to the European Union could be influenced.  The potential impact on markets within the United States and on the economy of the United States is difficult to predict.  Trustmark has no direct or indirect exposure to any debt of European sovereign and non-sovereign issuers, nor is it dependent upon any funding sources in the Eurozone for any short- or long-term liquidity.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro economic indicators, in order to navigate the challenging economic environment.  To reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.

TNB did not make significant changes to its loan underwriting standards during the first three months of 2012.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first three months of 2012.

Recent Legislative Developments

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) into law.  The Dodd-Frank Act represents very broad and complex legislation that enacts sweeping changes to the financial services industry.  As the Dodd-Frank Act continues to turn into specific regulatory requirements, there will be further business impacts across a myriad of industries, not just banking.  Some of those impacts are readily anticipated such as the change to interchange fees, which can be found in the Bank Card and Other Fees section of Noninterest Income included elsewhere in this document.  However, other impacts are subtle and do not stem directly from language in the new law.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Finally, implementation of certain significant provisions of the Dodd-Frank Act will continue to occur over a multi-year period.  Because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers.  It is clear, however, that the implementation of the Dodd-Frank Act will require Management to invest significant time and resources to evaluate the potential impact of this Act.  Management will continue to evaluate this impact as more details regarding the implementation of these provisions become available.

In addition, Trustmark’s regulatory capital and liquidity requirements may be increased due to planned revisions to the existing Basel Accords (Basel III).  These revisions, once finalized, will need to be implemented by U.S. bank regulators before they become binding upon Trustmark, and there is no certainty when this will occur or what form the final revisions will take.  It is likely, however,  that once implemented, all banking organizations subject to Basel III, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity, than they are currently required to hold.

Financial Highlights

Trustmark reported net income available to common shareholders of $30.3 million, or basic and diluted earnings per common share of $0.47 in the first quarter of 2012, compared to $24.0 million, or basic and diluted earnings per common share of $0.38 and $0.37, respectively, in the first quarter of 2011.  Trustmark’s performance during the quarter ended March 31, 2012, produced a return on average tangible common equity of 13.41% and a return on average assets of 1.25% compared to a return on average tangible common equity of 11.65% and a return on average assets of 1.02% during the quarter ended March 31, 2011.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable June 15, 2012, to shareholders of record on June 1, 2012.

At March 31, 2012, nonperforming assets totaled $181.5 million, a decrease of $8.0 million, or 4.2%, compared to December 31, 2011, and total nonaccrual loans held for investment (LHFI) were $105.8 million, representing a decrease of $4.7 million relative to December 31, 2011.  Total net charge-offs for the three months ended March 31, 2012 were $1.9 million compared to total net charge-offs of $7.6 million for the same time period in 2011.

On March 16, 2012, TNB completed its merger with Bay Bank & Trust Company (Bay Bank).  Trustmark paid consideration of approximately $22 million in cash and stock for all outstanding shares of Bay Bank common stock.  At March 31, 2012, the carrying value of loans and deposits acquired from Bay Bank was $97.8 million and $210.7 million, respectively.  Earnings for the quarter ended March 31, 2012, reflected a nonrecurring bargain purchase gain of $2.8 million which was partially offset by nonrecurring merger expenses of $1.6 million, net of taxes.  Collectively, the net impact of these two items increased net income in the first quarter by approximately $1.2 million, or approximately $0.02 per share.  The bargain purchase gain of $2.8 million was recognized as other noninterest income for the three months ended March 31, 2012.  Included in noninterest expense are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and employee benefits, and contract termination and other expenses of $1.9 million included in other expense).

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

Selected Financial Data
($ in thousands)

	Three Months Ended March 31,
	2012	2011
Consolidated Statements of Income
Total interest income	$95,882	$97,985
Total interest expense	8,938	11,610
Net interest income	86,944	86,375
Provision for loan losses, LHFI	3,293	7,537
Provision for loan losses, acquired loans	(194)	-
Noninterest income	43,785	36,371
Noninterest expense	85,774	80,018
Income before income taxes	41,856	35,191
Income taxes	11,536	11,178
Net Income	$30,320	$24,013

Common Share Data
Basic earnings per share	$0.47	$0.38
Diluted earnings per share	0.47	0.37
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average common equity	9.93%	8.40%
Return on average tangible common equity	13.41%	11.65%
Return on average total equity	9.93%	8.40%
Return on average assets	1.25%	1.02%
Net interest margin (fully taxable equivalent)	4.19%	4.30%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.13%	0.51%
Provision for loan losses/average loans	0.22%	0.50%
Nonperforming loans/total loans (incl LHFS*)	1.76%	2.09%
Nonperforming assets/total loans
(incl LHFS*) plus ORE**	2.99%	3.50%
Allowance for loan losses/total loans (excl LHFS*)	1.57%	1.57%

March 31,	2012	2011
Consolidated Balance Sheets
Total assets	$9,931,593	$9,514,462
Securities	2,647,674	2,419,758
Loans held for investment and acquired loans (including LHFS*)	6,177,290	6,077,070
Deposits	8,090,746	7,426,274
Common shareholders' equity	1,241,520	1,160,229

Common Stock Performance
Market value - close	$24.98	$23.42
Common book value	19.17	18.13
Tangible common book value	14.38	13.34

Capital Ratios
Total equity/total assets	12.50%	12.19%
Common equity/total assets	12.50%	12.19%
Tangible equity/tangible assets	9.68%	9.27%
Tangible common equity/tangible assets	9.68%	9.27%
Tangible common equity/risk-weighted assets	13.89%	13.06%
Tier 1 leverage ratio	10.55%	10.10%
Tier 1 common risk-based capital ratio	13.98%	13.32%
Tier 1 risk-based capital ratio	14.87%	14.24%
Total risk-based capital ratio	16.72%	16.25%

(1)	- Excludes Acquired Loans and Covered Other Real Estate.
*	- LHFS is Loans Held for Sale.
**	- ORE is Other Real Estate.

Non-GAAP Financial Measures

In addition to capital ratios defined by GAAP and banking regulators, Trustmark utilizes various tangible common equity measures when evaluating capital utilization and adequacy.  Tangible common equity, as defined by Trustmark, represents common equity less goodwill and identifiable intangible assets.

Trustmark believes these measures are important because they reflect the level of capital available to withstand unexpected market conditions.  Additionally, presentation of these measures allows readers to compare certain aspects of Trustmark’s capitalization to other organizations.  These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators.  Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible common equity ratios.  Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculations may not be comparable with other organizations.  Also there may be limits in the usefulness of these measures to investors.  As a result, Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety and not to rely on any single financial measure.  The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP.

Reconciliation of Non-GAAP Financial Measures
($ in thousands, except share data)		Three Months Ended March 31,
		2012	2011
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,228,502	$1,159,898
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(14,703)	(16,003)
Total average tangible common equity		$922,695	$852,791

PERIOD END BALANCES
Total shareholders' equity		$1,241,520	$1,160,229
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(18,821)	(15,532)
Total tangible common equity	(a)	$931,595	$853,593

TANGIBLE ASSETS
Total assets		$9,931,593	$9,514,462
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(18,821)	(15,532)
Total tangible assets	(b)	$9,621,668	$9,207,826

Risk-weighted assets	(c)	$6,707,026	$6,536,056

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$30,320	$24,013
Plus: Intangible amortization net of tax		438	480
Net income adjusted for intangible amortization		$30,758	$24,493

Period end common shares outstanding	(d)	64,765,581	63,987,064

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		13.41%	11.65%
Tangible common equity/tangible assets	(a)/(b)	9.68%	9.27%
Tangible common equity/risk-weighted assets	(a)/(c)	13.89%	13.06%
Tangible common book value	(a)/(d)*1,000	$14.38	$13.34

		March 31,
TIER 1 COMMON RISK-BASED CAPITAL		2012	2011
Total shareholders' equity		$1,241,520	$1,160,229
Eliminate qualifying AOCI		(1,537)	11,623
Qualifying tier 1 capital		60,000	60,000
Disallowed goodwill		(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes		11,978	10,568
Other disallowed intangibles		(18,821)	(15,532)
Disallowed servicing intangible		(4,589)	(5,360)
Total tier 1 capital		997,447	930,424
Less: Qualifying tier 1 capital		(60,000)	(60,000)
Total tier 1 common capital	(e)	$937,447	$870,424

Tier 1 common risk-based capital ratio	(e)/(c)	13.98%	13.32%

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

As previously discussed, Trustmark (through TNB) acquired Bay Bank on March 16, 2012.  This acquisition resulted in additional net interest income of $247 thousand for the three months ended March 31, 2012, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $20.5 million and $24.7 million, respectively, which are included in the current period balances shown in the following three paragraphs.

Net interest income-FTE for the three months ended March 31, 2012 increased $636 thousand when compared with the same time period in 2011.  The net interest margin decreased 11 basis points to 4.19% for the first three months of 2012, compared with the same time period in 2011.  The decrease in net interest margin is primarily a result of a downward repricing of fixed rate assets as well as changes to Trustmark’s asset mix due to growth in lower yielding investment securities.  The impact of this was partially offset by a modest decline in deposit costs and higher yields on acquired covered loans.

Average interest-earning assets for the first three months of 2012 were $8.697 billion, compared with $8.483 billion for the same time period in 2011, an increase of $213.2 million.  The growth in average earning assets was primarily due to an increase in average total securities of $223.1 million, or 9.6%, during the first three months of 2012.  The increase in securities was offset by a decrease in average other earning assets of $13.7 million, or 28.7%, during the first three months of 2012.  The decrease in average other earning assets is due to a decrease in FHLB and FRB stock of $8.5 million, or 23.5%, and a decrease in exchange-traded derivative instruments of $5.2 million, or 54.1%, during the first three months of 2012.  During the first three months of 2012, interest on securities-taxable decreased $1.6 million, or 8.0%, as the yield on taxable securities decreased 64 basis points when compared with the same time period in 2011 due to the run-off of higher yielding securities replaced at lower yields.  During the first three months of 2012, interest and fees on loans-FTE decreased $398 thousand, or 0.5%, due to lower average loan balances while the yield on loans fell slightly to 5.18% compared to 5.25% during the same time period in 2011.  As a result of these factors, interest income-FTE decreased $2.0 million, or 2.0%, when the first three months of 2012 is compared with the same time period in 2011.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.86% for the first three months of 2011 to 4.60% for the same time period in 2012, a decrease of 26 basis points.

Average interest-bearing liabilities for the first three months of 2012 totaled $6.534 billion compared with $6.612 billion for the same time period in 2011, a decrease of $78.4 million, or 1.2%.  During the first three months of 2012, average interest-bearing deposits increased $301.9 million, or 5.4%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $380.2 million, or 37.5%.  The overall yield on interest-bearing liabilities declined 16 basis points during the first three months of 2012 when compared with the same time period in 2011, primarily due to a reduction in the costs of certificates of deposit and high yield money market accounts.  As a result of these factors, total interest expense for the first three months of 2012 decreased $2.7 million, or 23.0%, when compared with the same time period in 2011.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended March 31,
	2012			2011

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$9,568	$6	0.25%	$8,359	$8	0.39%
Securities - taxable	2,360,842	18,384	3.13%	2,148,212	19,992	3.77%
Securities - nontaxable	182,468	2,102	4.63%	172,020	2,128	5.02%
Loans (including acquired loans and LHFS)	6,109,676	78,718	5.18%	6,107,025	79,116	5.25%
Other earning assets	34,102	330	3.89%	47,851	332	2.81%
Total interest-earning assets	8,696,656	99,540	4.60%	8,483,467	101,576	4.86%
Cash and due from banks	232,139			222,380
Other assets	918,273			899,524
Allowance for loan losses	(92,062)			(96,065)
Total Assets	$9,755,006			$9,509,306

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,900,313	7,353	0.50%	$5,598,458	9,719	0.70%
Federal funds purchased and securities sold under repurchase agreements	437,270	171	0.16%	647,881	338	0.21%
Other borrowings	196,495	1,414	2.89%	366,116	1,553	1.72%
Total interest-bearing liabilities	6,534,078	8,938	0.55%	6,612,455	11,610	0.71%
Noninterest-bearing demand deposits	1,869,758			1,620,554
Other liabilities	122,668			116,399
Shareholders' equity	1,228,502			1,159,898
Total Liabilities and Shareholders' Equity	$9,755,006			$9,509,306

Net Interest Margin		90,602	4.19%		89,966	4.30%

Less tax equivalent adjustment		3,658			3,591

Net Interest Margin per
Consolidated Statements of Income		$86,944			$86,375

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans, net charge-offs or recoveries and growth in the loan portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized loans, as well as the actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, excluding acquired loans, for the first three months of 2012 totaled $3.3 million, or 0.22% of average loans, compared with $7.5 million, or 0.50% of average loans, for the same time period in 2011.  Reduced loan provisioning during the first three months of 2012 was a result of decreased levels of criticized loans, lower net charge-offs, adequate reserves established in prior years for both new and existing impaired loans and a smaller overall loan portfolio.

Provision for Loan Losses, LHFI
($ in thousands)	Three Months Ended March 31,
	2012	2011
Florida	$739	$3,024
Mississippi (1)	4,152	1,071
Tennessee (2)	(29)	1,619
Texas	(1,569)	1,823
Total provision for loan losses, LHFI	$3,293	$7,537

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

See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the provision for loan losses, which includes the table of nonperforming assets.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 33.0% and 29.6% of total revenue, before securities gains, net for the first three months of 2012 and 2011, respectively.  Total noninterest income before securities gains, net for the first three months of 2012 increased $6.4 million compared to the same time period in 2011.  The comparative components of noninterest income for the periods ended March 31, 2012 and 2011 are shown in the accompanying table:

Noninterest Income
($ in thousands)
	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Service charges on deposit accounts	$12,211	$11,907	$304	2.6%
Bank card and other fees	7,364	6,475	889	13.7%
Mortgage banking, net	7,295	4,722	2,573	54.5%
Insurance commissions	6,606	6,512	94	1.4%
Wealth management	5,501	5,986	(485)	-8.1%
Other, net	3,758	762	2,996	n/m
Total Noninterest Income before securities gains, net	42,735	36,364	6,371	17.5%
Securities gains, net	1,050	7	1,043	n/m
Total Noninterest Income	$43,785	$36,371	$7,414	20.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first three months of 2012 totaled $12.2 million, an increase of $304 thousand from the same time period in 2011.  This slight increase was principally due to the monthly service charge fee on a personal account product Trustmark began offering during the fourth quarter of 2011.  As previously reported, Trustmark continues to review selected components of its overdraft programs, specifically its processing sequences.  A modification presently under review may reduce service charges included in noninterest income by approximately $2.5 million on an annual basis in future periods.

Bank Card and Other Fees

Bank card and other fees totaled $7.4 million during the first three months of 2012 compared with $6.5 million for the same time period in 2011.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase was primarily the result of growth in fees earned on bank card products due to increased consumer utilization.

The Dodd-Frank Act amended the Electronic Fund Transfer Act to authorize the Federal Reserve Board (FRB) to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective as of October 1, 2011.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The fraud-prevention adjustment was effective as of October 1, 2011, concurrent with the debit card interchange fee limits.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2011, the annual measurement date, Trustmark had assets of less than $10.0 billion, therefore, no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to noninterest income is expected during 2012. However, if and when Trustmark has assets of greater than $10.0 billion, the effect of the FRB final rule could reduce noninterest income by $6.0 million to $8.0 million on an annual basis.  Management is continuing to evaluate Trustmark’s product structure and services to offset any potential impact of the FRB final rule, if and when Trustmark's assets exceed the $10.0 billion threshold.

Mortgage Banking, Net

Net revenues from mortgage banking were $7.3 million during the first three months of 2012 compared with $4.7 million for the same time period in 2011.  As shown in the accompanying table, net mortgage servicing income increased to $3.9 million for the first three months of 2012 compared to $3.6 million for the same time period in 2011.  Loans serviced for others totaled $4.6 billion at March 31, 2012 compared with $4.4 billion at March 31, 2011.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Mortgage servicing income, net	$3,886	$3,614	$272	7.5%
Change in fair value-MSR from runoff	(2,106)	(1,290)	(816)	-63.3%
Gain on sales of loans, net	6,469	3,101	3,368	n/m
Other, net	64	(966)	1,030	n/m
Mortgage banking income before hedge ineffectiveness	8,313	4,459	3,854	86.4%
Change in fair value-MSR from market changes	248	257	(9)	-3.5%
Change in fair value of derivatives	(1,266)	6	(1,272)	n/m
Net (negative) positive hedge ineffectiveness	(1,018)	263	(1,281)	n/m
Mortgage banking, net	$7,295	$4,722	$2,573	54.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.0 million and net positive ineffectiveness of $263 thousand for the three months ended March 31, 2012 and 2011, respectively.

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $6.5 million during the first three months of 2012 compared with $3.1 million for the same time period in 2011.  The growth in the gain on sales of loans during the first three months of 2012 resulted from an increase in loan sales from secondary marketing activities as well as higher profit margins.  Loan sales totaled $371.8 million during the first three months of 2012, an increase of $132.1 million when compared with the same time period in 2011.

Insurance Commissions

Insurance commissions were $6.6 million during the first three months of 2012 compared with $6.5 million for the same time period in 2011.  The increase in insurance commissions experienced during the first three months of 2012 was led by commission volume on commercial property and casualty policies and by a small improvement in personal coverage.  Improvements in these business lines compensated for a small decline in construction bonding due to a weak contractors’ market and lower life insurance sales.  Downward rate pressures on insurable risks have begun to subside, with some lines experiencing price increases.  General business activity outside of construction has slightly improved which resulted in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management income totaled $5.5 million for the first three months of 2012 compared with $6.0 million for the same time period in 2011.  Wealth management consists of income related to investment management, trust and brokerage services.  Brokerage services experienced slight declines when compared to the same period last year, however, has shown an improved trend over late 2011.  The remaining revenue declines are explained by below-trend fee revenues on investment advisory and retirement plan services.  These fees tend to lag the performance of the financial markets and are expected to improve in response to recent positive market performance.  At March 31, 2012 and 2011, Trustmark held assets under management and administration of $7.5 billion and $7.6 billion, respectively, and brokerage assets of $1.3 billion.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented:

Other Income, Net
($ in thousands)
	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,422)	$(1,122)	$(300)	26.7%
Bargain purchase gain on acquisition	2,754	-	2,754	n/m
Decrease in FDIC indemnification asset	(81)	-	(81)	n/m
Other miscellaneous income	2,507	1,884	623	33.1%
Total other, net	$3,758	$762	$2,996	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for the first three months of 2012 was $3.8 million compared with $762 thousand for the same time period in 2011.  The increase of $3.0 million during the first three months of 2012 reflects a nonrecurring bargain purchase gain of $2.8 million resulting from TNB’s acquisition of Bay Bank during the first quarter of 2012.  The increase in other miscellaneous income for the first three months of 2012 was primarily due to the receipt of a $780 thousand non-refundable arranger fee as lead syndicator for a large syndicated loan.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During the first three months of 2012, Trustmark sold approximately $35.2 million in securities generating a gain of $1.1 million.  Trustmark did not sell any securities during the first three months of 2011.

Noninterest Expense

Trustmark’s noninterest expense for the first three months of 2012 increased $5.8 million, or 7.2%, when compared with the same time period in 2011.  Excluding business combinations, noninterest expense for the first three months of 2012 increased $2.6 million, or 3.2%, when compared with the same time period in 2011.  The increase during the first three months of 2012 was primarily attributable to growth in salaries and benefits, loan expenses, and a one time transaction expense relating to the Bay Bank acquisition.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  The comparative components of noninterest expense for the periods ended March 31, 2012 and 2011 are shown in the accompanying table:

Noninterest Expense
($ in thousands)
	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Salaries and employee benefits	$46,432	$44,036	$2,396	5.4%
Services and fees	10,747	10,270	477	4.6%
Net occupancy-premises	4,938	5,073	(135)	-2.7%
Equipment expense	4,912	5,144	(232)	-4.5%
ORE/Foreclosure expense:
Writedowns	2,408	2,003	405	20.2%
Carrying costs	1,494	1,210	284	23.5%
Total ORE/Foreclosure expense	3,902	3,213	689	21.4%
FDIC assessment expense	1,775	2,750	(975)	-35.5%
Other expense	13,068	9,532	3,536	37.1%
Total noninterest expense	$85,774	$80,018	$5,756	7.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $46.4 million for the first three months of 2012 compared with $44.0 million for the same time period in 2011.  This increase primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance and higher costs for employee retirement programs as well as $1.1 million in additional salaries and employee benefits resulting from the Heritage and Bay Bank acquisitions.  Salaries and employee benefits expense for Bay Bank included a non-routine transaction expense of $672 thousand for change in control and severance expense.

FDIC Assessment Expense

During the first three months of 2012, FDIC insurance expense decreased $975 thousand, or 35.5% when compared with the same time period in 2011, resulting from the implementation of the FDIC’s revised deposit insurance assessment methodology during the second quarter of 2011.  As required by the Dodd-Frank Act, on April 1, 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at March 31, 2012, Trustmark benefitted from the change in the assessment methodology.  Should Trustmark qualify as a large institution, generally one with at least $10.0 billion in assets, Management estimates the change in the assessment methodology would have an immaterial impact on Trustmark’s results of operations.

Other Expense

Other noninterest expense consisted of the following for the periods presented:

Other Expense
($ in thousands)
	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Loan expense	$5,525	$3,670	$1,855	50.5%
Non-routine transaction expenses on acquisition	1,917	-	1,917	n/m
Amortization of intangibles	710	775	(65)	-8.4%
Other miscellaneous expense	4,916	5,087	(171)	-3.4%
Total other expense	$13,068	$9,532	$3,536	37.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

During the first three months of 2012, other expenses increased $3.5 million, or 37.1%, compared to the same time period in 2011.  The growth in other expenses during the first three months of 2012 was primarily due to an increase in loan expenses that resulted from higher mortgage foreclosure expenses and a non-routine transaction expense for contract termination and other expenses of $1.9 million resulting from the Bay Bank acquisition.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  For loans sold without recourse, Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties such as appraisers.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2012 were $1.9 million, compared to $643 thousand for the same time period in 2011.  Trustmark operates a conservative, full service mortgage banking business and is confident in its mortgage foreclosure processes.  Trustmark has not engaged in "robo-signing" and has not participated in private label securitizations, both of which have been a cause of concern in the mortgage industry.  Trustmark works diligently to keep borrowers in their homes, resorting to foreclosure only as a last option.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the three months ended March 31, 2012 and 2011.

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through approximately 170 offices in Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

TNB’s acquisition of Bay Bank contributed approximately $247 thousand to net interest income, $2.8 million to noninterest income (primarily from bargain purchase gain of $2.8 million) and $2.9 million to noninterest expense of the General Banking Division during the three months ended March 31, 2012, which are also included in the current period balances shown in the following three paragraphs.

Net interest income for the three months ended March 31, 2012 increased $525 thousand when compared with the same time period in 2011, due to a decline in interest expense partially offset by lower interest income.  The improvement in interest expense is primarily attributable to lower deposit costs as well as growth in average noninterest-bearing deposits, while the decline in interest income is due to the downward repricing of fixed rate assets, partially offset by an increase in average investment portfolio securities.  The provision for loan losses for the three months ended March 31, 2012 totaled $3.1 million compared to $7.5 million for the same period in 2011, a decrease of $4.4 million, or 58.9%.  For more information on this change, please see the analysis of the Provision for Loan Losses, excluding Acquired Loans, located elsewhere in this document.

Noninterest income for the General Banking Division increased by approximately $7.8 million during the first three months of 2012 compared to the same time period in 2011.  Noninterest income for the General Banking Division represents 26.9% of total revenues for the first three months of 2012 as opposed to 21.8% for the same time period in 2011, and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division increased $6.3 million during the first three months of 2012 when compared with the same time period in 2011.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group and the Trust group are the primary service providers in this segment.  TIA, a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.

During the first three months of 2012, net income for the Wealth Management Division decreased $89 thousand, or 9.8%, when compared to the same time period in 2011.  Noninterest income decreased $483 thousand when the first three months of 2012 are compared to the same time period in 2011.  The decrease in noninterest income was due to slight declines in brokerage services and below-trend fee revenues on investment advisory and retirement plan services.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first three months of 2012, net income for the Insurance Division increased $253 thousand, or 35.3%, when compared to the same time period in 2011.  Noninterest income increased $141 thousand when the first three months of 2012 are compared to the same time period in 2011.  The increase in noninterest income was primarily due to higher commission volume on commercial property and casualty policies.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

Income Taxes

For the three months ended March 31, 2012, Trustmark’s combined effective tax rate was 27.6% compared to 31.8% for the same time period in 2011.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under reverse repurchase agreements.  Average earning assets totaled $8.697 billion, or 89.2% of total assets, at March 31, 2012, compared with $8.534 billion, or 89.1% of total assets, at December 31, 2011, an increase of $162.6 million, or 1.9%.

Securities

When compared with December 31, 2011, total investment securities increased by $121.0 million during the first three months of 2012.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and paydowns.  $26.3 million of the increase in securities can be attributed to the Bay Bank acquisition.  During the first three months of 2012, Trustmark sold approximately $35.2 million in securities, generating a gain of $1.1 million.  Trustmark did not sell any securities during the first three months of 2011.

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of portfolio.  The weighted-average life of the portfolio is unchanged at 3.6 years at March 31, 2012, compared to December 31, 2011.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  At March 31, 2012, AFS securities totaled $2.596 billion, which represented 98.0% of the securities portfolio, compared to $2.469 billion, or 97.7%, at December 31, 2011.  At March 31, 2012, unrealized gains, net on AFS securities totaled $69.6 million compared with unrealized gains, net of $73.7 million at December 31, 2011.  At March 31, 2012, AFS securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of U.S. Government sponsored agencies, asset-backed securities, and corporate debt securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2012, HTM securities totaled $52.0 million and represented 2.0% of the total securities portfolio, compared with $57.7 million, or 2.3%, at December 31, 2011.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 90% of the portfolio in U.S. Government agency-backed obligations and other AAA rated securities.  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Federal Home Loan Bank of Atlanta, Independent Bankers Bank of Florida, and Federal Reserve Bank, Trustmark does not hold any equity investment in government sponsored entities.

As of March 31, 2012, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain U.S. government-sponsored agencies which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at March 31, 2012:

Securities Portfolio by Credit Rating (1)
($ in thousands)
	March 31, 2012
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
AAA	$2,313,744	91.6%	$2,372,375	91.4%
Aa1 to Aa3	129,910	5.1%	136,425	5.3%
A1 to A3	16,901	0.7%	17,637	0.7%
Baa1 to Baa3	1,829	0.1%	1,860	0.1%
Not Rated (2)	63,701	2.5%	67,367	2.5%
Total securities available for sale	$2,526,085	100.0%	$2,595,664	100.0%

Securities Held to Maturity
AAA	$11,617	22.3%	$12,189	21.5%
Aa1 to Aa3	22,033	42.4%	25,338	44.7%
A1 to A3	2,220	4.3%	2,297	4.1%
Baa1 to Baa3	534	1.0%	563	1.0%
Not Rated (2)	15,606	30.0%	16,326	28.8%
Total securities held to maturity	$52,010	100.0%	$56,713	100.0%

(1)	- Credit ratings obtained from Moody's Investors Service
(2)	- Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2012, approximately 91.4% of the available for sale securities are rated AAA and the same is true with respect to 22.3% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At March 31, 2012, loans held for sale totaled $227.4 million, consisting of $174.3 million of residential real estate mortgage loans in the process of being sold to third parties and $53.2 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2011, loans held for sale totaled $216.6 million, consisting of $157.7 million in residential real estate mortgage loans in the process of being sold to third parties and $58.8 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2012 or 2011.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at March 31, 2012 totaled $5.775 billion compared to $5.857 billion at December 31, 2011, a decrease of $82.7 million.  These declines are directly attributable to paydowns in 1-4 family mortgage loans as well as a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans, and the decision in prior years to discontinue indirect consumer auto loan financing.  The 1-4 family mortgage loan portfolio decline $38.6 million was due to paydowns in the portfolio since December 31, 2011.  The $8.6 million decline in construction, land development and other land loans was primarily attributable to reductions in Trustmark’s Florida and Mississippi markets of approximately $8.0 million since December 31, 2011.  The consumer loan portfolio decrease of $33.0 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at March 31, 2012 was $64.8 million compared with $85.1 million at December 31, 2011.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented:

LHFI by Type
($ in thousands)
	March 31,	December 31,
	2012	2011
Loans secured by real estate:
Construction, land development and other land loans	$465,486	$474,082
Secured by 1- 4 family residential properties	1,722,357	1,760,930
Secured by nonfarm, nonresidential properties	1,419,902	1,425,774
Other	199,400	204,849
Commercial and industrial loans	1,142,813	1,139,365
Consumer loans	210,713	243,756
Other loans	614,082	608,728
LHFI	5,774,753	5,857,484
Less allowance for loan losses, LHFI	90,879	89,518
Net LHFI	$5,683,874	$5,767,966

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages), credit cards and indirect consumer auto loans.  These loans are included in the Mississippi Region because they are centrally decisioned and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi.

The LHFI composition by region at March 31, 2012 is illustrated in the following tables and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	March 31, 2012
LHFI Composition by Region (1)	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$465,486	$92,043	$227,611	$31,828	$114,004
Secured by 1-4 family residential properties	1,722,357	57,943	1,492,158	142,489	29,767
Secured by nonfarm, nonresidential properties	1,419,902	159,139	768,969	173,542	318,252
Other	199,400	10,548	141,826	5,208	41,818
Commercial and industrial loans	1,142,813	14,406	778,648	84,944	264,815
Consumer loans	210,713	1,477	185,666	19,714	3,856
Other loans	614,082	26,992	518,899	21,119	47,072
LHFI	$5,774,753	$362,548	$4,113,777	$478,844	$819,584

Construction, Land Development and Other Land Loans by Region (1)
Lots	$61,861	$36,801	$19,116	$1,623	$4,321
Development	107,615	10,782	57,977	6,226	32,630
Unimproved land	162,187	42,841	71,765	17,440	30,141
1-4 family construction	73,306	1,336	57,945	2,688	11,337
Other construction	60,517	283	20,808	3,851	35,575
Construction, land development and other land loans	$465,486	$92,043	$227,611	$31,828	$114,004

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$160,186	$41,273	$64,154	$24,139	$30,620
Office	140,505	38,167	73,839	11,208	17,291
Nursing homes/assisted living	107,520	-	97,919	4,330	5,271
Hotel/motel	85,042	10,702	29,195	17,690	27,455
Industrial	41,815	8,825	12,108	272	20,610
Health care	16,926	-	11,392	160	5,374
Convenience stores	9,289	198	4,278	1,492	3,321
Other	153,213	15,712	73,620	11,350	52,531
Total income producing loans	714,496	114,877	366,505	70,641	162,473

Owner-occupied:
Office	117,060	17,810	65,878	7,040	26,332
Churches	86,630	2,089	50,758	28,881	4,902
Industrial warehouses	94,367	2,404	54,740	488	36,735
Health care	92,994	10,563	47,973	16,723	17,735
Convenience stores	61,274	1,460	37,344	5,270	17,200
Retail	34,584	4,298	21,787	1,781	6,718
Restaurants	35,536	609	26,652	6,735	1,540
Auto dealerships	20,027	529	17,516	1,910	72
Other	162,934	4,500	79,816	34,073	44,545
Total owner-occupied loans	705,406	44,262	402,464	102,901	155,779
Loans secured by nonfarm, nonresidential properties	$1,419,902	$159,139	$768,969	$173,542	$318,252

(1) Excludes Acquired Loans.

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At March 31, 2012, Trustmark held “alt A” mortgages with an aggregate principal balance of $3.5 million (0.09% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

Allowance for Loan Losses, LHFI

The allowance for loan losses is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified loans as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  Accordingly, the allowance is based upon both past events and current economic conditions.

Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual LHFI, excluding acquired loans, considered impaired, estimated identified losses on various pools of loans and/or groups of risk rated LHFI with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.

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

Trustmark’s allowance for loan loss methodology delineates the commercial purpose and commercial construction loan portfolios into nine separate loan types (or pools), which had similar characteristics, such as, repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 360 risk rate factors for commercial loan types.  The nine separate pools are segmented below:

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

The measure for each qualitative factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk), other than the last two factors, which are applied on a dollar-for-dollar basis, to ensure that the combination of such factors is proportional.  The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio within each key market region.  This weighted-average qualitative factor is then distributed over the nine primary loan pools within each key market region based on the ranking by risk of each.

At March 31, 2012, the allowance for loan losses, LHFI, was $90.9 million, an increase of $1.4 million when compared with December 31, 2011.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at March 31, 2012, was 181.1%, compared to 194.2% at December 31, 2011.  Allocation of Trustmark’s $90.9 million allowance for loan losses, LHFI, represented 1.97% of commercial loans and 0.75% of consumer and home mortgage loans, resulting in an allowance to total LHFI of 1.57% as of March 31, 2012.  This compares with an allowance to total LHFI of 1.53% at December 31, 2011, which was allocated to commercial loans at 1.91% and to consumer and mortgage loans at 0.76%.

Net charge-offs for the first three months of 2012 totaled $1.9 million, or 0.13% of average LHFI, compared to $7.6 million, or 0.51% of average LHFI, during the same time period in 2011.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs exceeded the provisions for Florida, Tennessee and Texas for the first three months of 2012 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs (1)
($ in thousands)	Three Months Ended March 31,
	2012	2011
Florida	$1,495	$5,478
Mississippi (2)	251	410
Tennessee (3)	223	979
Texas	(37)	782
Total net charge-offs	$1,932	$7,649

(1) - Excludes Acquired Loans
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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets totaled $181.5 million at March 31, 2012, a decrease of $8.0 million relative to December 31, 2011.  Collectively, total nonperforming assets to total LHFI and noncovered other real estate at March 31, 2012 was 2.99% compared to 3.08% at December 31, 2011.  During the first three months of 2012, nonperforming loans decreased $4.7 million, or 4.2%, relative to December 31, 2011 to total $105.8 million, or 1.76% of total LHFI, marking eight consecutive quarters of improvement.  Foreclosed real estate, excluding covered other real estate, decreased $3.3 million from the prior quarter to total $75.7 million.

Nonperforming Assets (1)
($ in thousands)
	March 31, 2012	December 31, 2011
Nonaccrual loans
Florida	$22,174	$23,002
Mississippi (2)	48,648	46,746
Tennessee (3)	13,972	15,791
Texas	20,979	24,919
Total nonaccrual loans	105,773	110,458
Other real estate
Florida	26,226	29,963
Mississippi (2)	19,240	19,483
Tennessee (3)	17,665	16,879
Texas	12,611	12,728
Total other real estate	75,742	79,053
Total nonperforming assets	$181,515	$189,511

Nonperforming assets/total loans (including loans held for sale) and ORE	2.99%	3.08%

Loans Past Due 90 days or more and still Accruing
Loans held for investment	$1,553	$4,230

Serviced GNMA loans eligible for repurchase (4)	$39,496	$39,379

(1) - Excludes Acquired Loans and Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4) - No obligation to repurchase

See the previous discussion of Loans Held for Sale for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

The following table illustrates nonaccrual loans, excluding acquired loans, by loan type for the periods presented:

Nonaccrual Loans by Loan Type (1)
($ in thousands)

	March 31, 2012	December 31, 2011
Construction, land development and other land loans	$38,023	$40,413
Secured by 1-4 family residential properties	24,446	24,348
Secured by nonfarm, nonresidential properties	33,034	23,981
Other loans secured by real estate	4,557	5,871
Commercial and industrial	4,929	14,148
Consumer loans	536	825
Other loans	248	872
Total Nonaccrual Loans by Type	$105,773	$110,458

(1) - Excludes Acquired Loans

The following table illustrates other real estate by type of property for the periods presented:

Other Real Estate by Property Type (1)
($ in thousands)

	March 31, 2012	December 31, 2011
Construction, land development and other land properties	$48,083	$53,834
1-4 family residential properties	10,715	10,557
Nonfarm, nonresidential properties	16,463	13,883
Other real estate properties	481	779
Total other real estate	$75,742	$79,053

(1) - Excludes Covered Other Real Estate

The following table illustrates writedowns of other real estate by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)	Three Months Ended March 31,
	2012	2011
Florida	$1,916	$590
Mississippi (2)	(32)	854
Tennessee (3)	273	489
Texas	251	70
Total other real estate	$2,408	$2,003

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans, consisted of the following:

Acquired Loans
($ in thousands)

	March 31, 2012		December 31, 2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,940	$14,346	$4,209	$-
Secured by 1-4 family residential properties	30,221	20,409	31,874	76
Secured by nonfarm, nonresidential properties	30,737	54,954	30,889	-
Other	5,087	695	5,126	-
Commercial and industrial loans	2,768	5,732	2,971	69
Consumer loans	206	4,188	290	4,146
Other loans	1,460	345	1,445	72
Acquired loans	74,419	100,669	76,804	4,363
Less allowance for loan losses, acquired loans	736	37	502	-
Net acquired loans	$73,683	$100,632	$76,302	$4,363

(1) Acquired noncovered loans were included in LHFI at December 31, 2011.

On March 16, 2012, TNB completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  TNB elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” except for $5.7 million of acquired loans with revolving privileges, which are outside the scope of the guidance.

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

TNB accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that TNB would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.  TNB acquired $5.7 million and $3.8 million of revolving credit agreements, at fair value, in the Bay Bank and Heritage acquisitions, respectively, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, TNB has accounted for such revolving covered loans in accordance with accounting requirements for acquired nonimpaired loans.

The following table illustrates changes in the carrying value of the acquired loans for the periods presented:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Nonimpaired (2)	Impaired	Nonimpaired (2)
Carrying value at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-		92,312	5,741
Accretion to interest income (5)	2,311	59	148	-
Payments received, net	(4,606)	(238)	(1,990)	(332)
Other	56	33	186	241
Less allowance for loan losses, acquired loans	(234)	-	(37)	-
Carrying value at March 31, 2012	$69,658	$4,025	$94,969	$5,663

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.
(2)	Acquired nonimpaired loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans,which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Fair value of loans acquired from Bay Bank on March 16, 2012.
(5)	Accretion to interest income for Bay Bank since acquisition at March 16, 2012 is considered immaterial.

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

Covered other real estate by type of property consisted of the following for the periods presented:

Covered Other Real Estate by Property Type
($ in thousands)

	March 31,	December 31,
	2012	2011
Construction, land development and other land properties	$1,423	$1,304
1-4 family residential properties	574	889
Nonfarm, nonresidential properties	3,711	4,022
Other real estate properties	116	116
Total covered other real estate	$5,824	$6,331

For the three months ended March 31, 2012, changes and gains (losses), net on covered other real estate were as follows:

Change in Covered Other Real Estate
($ in thousands)

Balance at January 1, 2012	$6,331
Transfers from covered loans	144
FASB ASC 310-30 adjustment for the residual recorded investment	(10)
Net transfers from covered loans	134
Disposals	(518)
Writedowns	(123)
Balance at March 31, 2012	$5,824

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$158

FDIC Indemnification Asset

TNB has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.”  The FDIC indemnification asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.  The difference between the present value and the undiscounted cash flows TNB expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  The FDIC indemnification asset is presented net of any true-up provision, pursuant to the provisions of the loss-share agreement, due to the FDIC at the termination of the loss-share agreement.

The following table illustrates changes in the FDIC indemnification asset for the periods presented:

FDIC Indemnification Asset
($ in thousands)

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	65
Transfers to FDIC claims receivable	-
Change in expected cash flows	(93)
Change in FDIC true-up provision	(60)
Balance at March 31, 2012	$28,260

(1) The decrease was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $661 thousand and $601 thousand at March 31, 2012 and December 31, 2011, respectively.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $6.3 million at March 31, 2012, a decrease of $3.0 million when compared with December 31, 2011.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $8.091 billion at March 31, 2012, compared with $7.566 billion at December 31, 2011, an increase of $524.4 million, or 6.9%.  The growth in deposits is comprised of an increase in interest-bearing deposits of $533.5 million and a decrease in noninterest-bearing deposits of $9.2 million.  The increase in interest-bearing deposits resulted primarily from seasonal growth in public deposits of $422.7 million as well as $149.7 million in deposits from the Bay Bank acquisition.  Partially offsetting the increase in interest-bearing deposits was a decrease in certificate of deposit account balances, excluding Bay Bank, of $25.7 million as Trustmark continued its efforts to reduce high-cost deposit balances.  Excluding Bay Bank, Trustmark experienced noninterest-bearing deposit growth among all categories of $30.2 million.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances.  Short-term borrowings totaled $336.9 million at March 31, 2012, a decrease of $355.2 million when compared with $692.1 million at December 31, 2011.  Of these amounts, $215.9 million and $239.4 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The decrease in short-term borrowings resulted primarily from declines of $349.6 million in federal funds purchased and securities sold under repurchase agreements as funding pressures lessened due to strong deposit growth.

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

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with the Company as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

On December 2, 2011, TNB was sued in a putative class action lawsuit filed by plaintiff Kathy D. White, on behalf of herself and purportedly on behalf of all similarly situated customers of TNB, in the United States District Court for the Northern District of Mississippi, Greenville Division. The case was transferred to the United States District Court for the Southern District of Mississippi, Jackson Division, at the request of TNB; the pleadings are a matter of public record in that court's files, civil action 3:12 cv 00082 TSL MTP. The complaint challenged TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices of charges, and calculations of fees. The complaint asserted claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The plaintiff sought monetary damages, restitution, and injunctive and declaratory relief from TNB. Among other relief, plaintiff’s complaint demanded reimbursement of fees collected by TNB and seeks a prohibition against various means of calculating and collecting such fees in the future. On April 11, 2012, TNB filed a motion to dismiss the action, asserting the federal court lacked subject-matter jurisdiction. Plaintiff agreed to dismiss the case, and on April 27, 2012, the parties filed a Stipulation of Dismissal, ending the lawsuit. The case was dismissed "without prejudice" and without resolving the claims and defenses on their merits. Therefore, a similar action could be filed in the future.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2012 and 2011, Trustmark had commitments to extend credit of $1.7 billion and $1.6 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At March 31, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $161.7 million and $178.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years.  Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2011.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes since year-end.

Capital Resources

At March 31, 2012, Trustmark’s total shareholders’ equity was $1.242 billion, an increase of $26.5 million from its level at December 31, 2011.  During the first three months of 2012, shareholders’ equity increased primarily as a result of net income of $30.3 million and the $12.0 million of common stock issued in the Bay Bank acquisition, and was offset by common stock dividends of $14.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of March 31, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2012, which Management believes have affected TNB's present classification.

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

Regulatory Capital Table
($ in thousands)
					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,121,259	16.72%	$536,562	8.00%	n/a	n/a
Trustmark National Bank	1,083,298	16.33%	530,549	8.00%	$663,186	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$997,447	14.87%	$268,281	4.00%	n/a	n/a
Trustmark National Bank	961,735	14.50%	265,274	4.00%	$397,911	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$997,447	10.55%	$283,574	3.00%	n/a	n/a
Trustmark National Bank	961,735	10.31%	279,918	3.00%	$466,530	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2012 and 2011 were $0.23.  Trustmark’s indicated dividend for 2012 is $0.92 per common share, which is the same as dividends per common share in 2011.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.770 billion for the first three months of 2012 and represented approximately 79.7% of average liabilities and shareholders’ equity when compared to average deposits of $7.219 billion, which represented 75.9% of average liabilities and shareholders’ equity for the same time period in 2011.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2012, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $42.2 million compared to $42.1 million at December 31, 2011.  At March 31, 2012, Trustmark had $49.8 million in term fixed-rate brokered CDs outstanding, compared with $49.7 million outstanding brokered CDs at December 31, 2011.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.

At March 31, 2012, Trustmark had $40.0 million of upstream federal funds purchased, compared to $365.0 million at December 31, 2011.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $2.3 million in advances at March 31, 2012, compared with $2.5 million in advances at December 31, 2011.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.948 billion at March 31, 2012.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At March 31, 2012, Trustmark had approximately $382.0 million available in repurchase agreement capacity compared to $603.0 million at December 31, 2011.

Another borrowing source is the Discount Window.  At March 31, 2012, Trustmark had approximately $850.9 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $777.4 million at December 31, 2011.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At March 31, 2012, the carrying amount of the Notes was $49.8 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At March 31, 2012, Trustmark had $81.9 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2012, Trustmark has no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $441.7 million at March 31, 2012, with a positive valuation adjustment of $678 thousand, compared to $317.0 million, with a negative valuation adjustment of $1.5 million as of December 31, 2011.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.0 million and a net positive ineffectiveness of $263 thousand for the three months ended March 31, 2012 and 2011, respectively.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because the derivatives have mirror-image contractual terms, the changes in fair value substantially offset.  In conjunction with the FASB’s fair value measurement guidance, Trustmark made an accounting policy election to measure the credit risk of these derivative financial instruments, which are subject to master netting agreements, on a net basis by counterparty portfolio.  As of March 31, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $94.4 million related to this program, compared to $71.2 million as of December 31, 2011.  The fair value of these derivatives was immaterial at March 31, 2012 and December 31, 2011.

Trustmark has agreements with each of its interest rate swap counterparties that contain a provision where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.7 million compared to $1.8 million as of December 31, 2011.  As of March 31, 2012, Trustmark has not posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may decrease 1.7% and 2.7% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at March 31, 2012 and 2011, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at March 31, 2012, it is estimated that net interest income may decrease by 4.8% compared to a 3.1% decrease at March 31, 2011.  At March 31, 2012 and 2011, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at March 31, 2012 and 2011:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2012	2011
Change in Interest Rates
+200 basis points	-1.7%	-2.7%
+100 basis points	-0.8%	-1.7%
-100 basis points	-4.8%	-3.1%

As shown in the table above, the interest rate shocks illustrate the negative contribution to net interest income in both rising and falling interest rate environments.  While there are several factors that contribute to the decline in net interest income, the primary factor in a one-year, shocked, down 100 basis point rate shift scenario is an increased speed of prepayment of mortgage-related assets reinvested at lower interest rates, which is partially offset by lower deposit costs.  In the one-year, shocked, up 200 basis point rate shift scenario, the principal factor for declining net interest income is an increased cost of deposits and other short-term liabilities.  Although an increase in the rate on floating rate loans partially offsets the increased interest expense, the upward repricing is limited as many of these loans contain interest rate floors.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2013 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of March 31, 2012, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 3.1%, compared to a net portfolio value decrease of 1.7% in March 31, 2011.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 6.5%, compared to a net portfolio value decrease of 4.3% at March 31, 2011.  The following table summarizes the effect that various rate shifts would have on net portfolio value at March 31, 2012 and 2011:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2012	2011
Change in Interest Rates
+200 basis points	3.1%	-1.7%
+100 basis points	3.3%	0.2%
-100 basis points	-6.5%	-4.3%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers the effective date of the requirement of ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  ASU 2011-12 was issued to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements.  All other requirements of ASU 2011-05 are not affected by ASU 2011-12.  The requirements of ASU 2011-05, as amended by ASU 2011-12, became effective for Trustmark’s financial statements beginning January 1, 2012.  For Trustmark, the impact of the ASU is a change in presentation only and did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Issued in September 2011, ASU 2011-08 amends the guidance in ASC 350-202 on testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the goodwill impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments became effective for Trustmark’s annual goodwill impairment tests beginning January 1, 2012.  The adoption of ASU 2011-08 did not have an impact on Trustmark’s consolidated financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU 2011-05 should be applied retrospectively.  Early adoption is permitted.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012.  For Trustmark, the impact of the ASU is a change in presentation only and did not have a significant impact on Trustmark’s consolidated financial statements.

ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments.  Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  However, some could change how fair value measurement guidance is applied.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012, and did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 16 – Fair Value.

ASU 2011-03, “Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.” The ASU eliminates from U.S. GAAP the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement.  This requirement was one of the criteria that entities used to determine whether the transferor maintained effective control.  Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions that a repurchase arrangement should be accounted for as a secured borrowing rather than as a sale.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012, and did not have a significant impact on Trustmark’s consolidated financial statements.

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

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with the Company as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

On December 2, 2011, TNB was sued in a putative class action lawsuit filed by plaintiff Kathy D. White, on behalf of herself and purportedly on behalf of all similarly situated customers of TNB, in the United States District Court for the Northern District of Mississippi, Greenville Division. The case was transferred to the United States District Court for the Southern District of Mississippi, Jackson Division, at the request of TNB; the pleadings are a matter of public record in that court's files, civil action 3:12 cv 00082 TSL MTP. The complaint challenged TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices of charges, and calculations of fees. The complaint asserted claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The plaintiff sought monetary damages, restitution, and injunctive and declaratory relief from TNB. Among other relief, plaintiff’s complaint demanded reimbursement of fees collected by TNB and seeks a prohibition against various means of calculating and collecting such fees in the future. On April 11, 2012, TNB filed a motion to dismiss the action, asserting the federal court lacked subject-matter jurisdiction. Plaintiff agreed to dismiss the case, and on April 27, 2012, the parties filed a Stipulation of Dismissal, ending the lawsuit. The case was dismissed "without prejudice" and without resolving the claims and defenses on their merits. Therefore, a similar action could be filed in the future.

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

ITEM 1A.  RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the first quarter of 2012.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	May 9, 2012	DATE:	May 9, 2012