Form 10-Q
period 2012-06-30
TRUSTMARK CORP
filed 2012-08-08
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 64,778,815 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks (noninterest-bearing)	$284,735	$202,625
Federal funds sold and securities purchased under reverse repurchase agreements	6,725	9,258
Securities available for sale (at fair value)	2,592,807	2,468,993
Securities held to maturity (fair value: $52,669-2012; $62,515-2011)	47,867	57,705
Loans held for sale (LHFS)	286,221	216,553
Loans held for investment (LHFI)	5,650,548	5,857,484
Less allowance for loan losses, LHFI	84,809	89,518
Net LHFI	5,565,739	5,767,966
Acquired loans:
Noncovered loans	94,013	-
Covered loans	66,015	76,804
Less allowance for loan losses, acquired loans	1,526	502
Net acquired loans	158,502	76,302
Net LHFI and acquired loans	5,724,241	5,844,268
Premises and equipment, net	156,089	142,582
Mortgage servicing rights	43,580	43,274
Goodwill	291,104	291,104
Identifiable intangible assets	19,356	14,076
Other real estate, excluding covered other real estate	73,673	79,053
Covered other real estate	6,482	6,331
FDIC indemnification asset	25,309	28,348
Other assets	332,657	322,837
Total Assets	$9,890,846	$9,727,007

Liabilities
Deposits:
Noninterest-bearing	$2,063,261	$2,033,442
Interest-bearing	5,932,596	5,532,921
Total deposits	7,995,857	7,566,363
Federal funds purchased and securities sold under repurchase agreements	297,669	604,500
Short-term borrowings	78,594	87,628
Subordinated notes	49,855	49,839
Junior subordinated debt securities	61,856	61,856
Other liabilities	148,520	141,784
Total Liabilities	8,632,351	8,511,970

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 64,775,694 shares - 2012; 64,142,498 shares - 2011	13,496	13,364
Capital surplus	283,023	266,026
Retained earnings	958,322	932,526
Accumulated other comprehensive income, net of tax	3,654	3,121
Total Shareholders' Equity	1,258,495	1,215,037
Total Liabilities and Shareholders' Equity	$9,890,846	$9,727,007

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$75,365	$77,313	$151,161	$153,583
Interest on securities:
Taxable	17,352	20,374	35,736	40,366
Tax exempt	1,356	1,375	2,722	2,758
Interest on federal funds sold and securities purchased under reverse repurchase agreements	5	7	11	15
Other interest income	336	333	666	665
Total Interest Income	94,414	99,402	190,296	197,387

Interest Expense
Interest on deposits	6,465	9,936	13,818	19,655
Interest on federal funds purchased and securities sold under repurchase agreements	142	216	313	554
Other interest expense	1,359	1,420	2,773	2,973
Total Interest Expense	7,966	11,572	16,904	23,182
Net Interest Income	86,448	87,830	173,392	174,205
Provision for loan losses, LHFI	650	8,116	3,943	15,653
Provision for loan losses, acquired loans	1,672	-	1,478	-
Net Interest Income After Provision for Loan Losses	84,126	79,714	167,971	158,552

Noninterest Income
Service charges on deposit accounts	12,614	12,851	24,825	24,758
Mortgage banking, net	11,184	6,269	18,479	10,991
Bank card and other fees	8,179	6,854	15,543	13,329
Insurance commissions	7,179	6,862	13,785	13,374
Wealth management	5,762	5,760	11,263	11,746
Other, net	(1,150)	7,785	2,608	8,547
Security (losses) gains, net	(8)	51	1,042	58
Total Noninterest Income	43,760	46,432	87,545	82,803

Noninterest Expense
Salaries and employee benefits	46,959	44,203	93,391	88,239
Services and fees	11,750	10,780	22,497	21,050
Equipment expense	5,183	4,856	10,095	10,000
Net occupancy - premises	4,954	5,050	9,892	10,123
ORE/Foreclosure expense	2,388	4,704	6,290	7,917
FDIC assessment expense	1,826	1,938	3,601	4,688
Other expense	14,899	9,817	27,967	19,349
Total Noninterest Expense	87,959	81,348	173,733	161,366
Income Before Income Taxes	39,927	44,798	81,783	79,989
Income taxes	10,578	13,196	22,114	24,374
Net Income	$29,349	$31,602	$59,669	$55,615

Earnings Per Common Share
Basic	$0.45	$0.49	$0.92	$0.87

Diluted	$0.45	$0.49	$0.92	$0.87

Dividends Per Common Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income per consolidated statements of income	$29,349	$31,602	$59,669	$55,615
Other comprehensive income, net of tax:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	1,132	14,576	(784)	13,630
Less: adjustment for net gains/(losses) realized in net income	5	(32)	(643)	(36)
Pension and other postretirement benefit plans:
Change in the net actuarial loss during the period	980	753	1,960	1,506
Other comprehensive income	2,117	15,297	533	15,100
Comprehensive income	$31,466	$46,899	$60,202	$70,715

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2012	2011
Balance, January 1,	$1,215,037	$1,149,484
Net income per consolidated statements of income	59,669	55,615
Other comprehensive income	533	15,100
Common stock dividends paid	(29,921)	(29,740)
Common stock issued-net, long-term incentive plans:
Stock options	184	1,507
Restricted stock	(1,197)	(1,868)
Excess tax benefit from stock-based compensation arrangements	49	630
Compensation expense, long-term incentive plans	2,141	2,042
Common stock issued, business combinations	12,000	-
Balance, June 30,	$1,258,495	$1,192,770

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$59,669	$55,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	5,421	15,653
Depreciation and amortization	13,856	11,912
Net amortization of securities	3,464	3,142
Securities gains, net	(1,042)	(58)
Gains on sales of loans, net	(12,771)	(4,953)
Decrease in FDIC indemnification asset	135	6
Bargain purchase gain on acquisition	(3,635)	(7,456)
Deferred income tax provision	1,855	4,345
Proceeds from sales of loans held for sale	807,588	440,980
Purchases and originations of loans held for sale	(873,700)	(396,536)
Originations and sales of mortgage servicing rights, net	(10,411)	(6,380)
Net (increase) decrease in other assets	(6,682)	14,388
Net increase (decrease) in other liabilities	9,433	(6,234)
Other operating activities, net	12,325	11,943
Net cash provided by operating activities	5,505	136,367

Investing Activities
Proceeds from calls and maturities of securities held to maturity	9,850	52,959
Proceeds from calls and maturities of securities available for sale	453,647	268,145
Proceeds from sales of securities available for sale	34,826	22,996
Purchases of securities available for sale	(591,493)	(471,760)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	2,533	7,197
Net decrease in loans	196,961	117,587
Purchases of premises and equipment	(9,849)	(4,477)
Proceeds from sales of premises and equipment	-	395
Proceeds from sales of other real estate	18,816	23,742
Net cash received in business combination	78,151	78,896
Net cash provided by investing activities	193,442	95,680

Financing Activities
Net increase in deposits	220,698	383,418
Net decrease in federal funds purchased and securities sold under repurchase agreements	(306,831)	(160,445)
Net increase (decrease) in short-term borrowings	181	(365,240)
Common stock dividends	(29,921)	(29,740)
Common stock issued-net, long-term incentive plans	(1,013)	(361)
Excess tax benefit from stock-based compensation arrangements	49	630
Net cash used in financing activities	(116,837)	(171,738)

Increase in cash and cash equivalents	82,110	60,309
Cash and cash equivalents at beginning of period	202,625	161,544
Cash and cash equivalents at end of period	$284,735	$221,853

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

Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included.   The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2012 actual conditions could vary from those anticipated, which could affect our results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from acquired loans and the FDIC indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

Note 2 – Business Combinations

BancTrust Financial Group, Inc.

On May 29, 2012, Trustmark and BancTrust Financial Group, Inc. (BancTrust) announced the signing of a definitive agreement pursuant to which BancTrust will merge into Trustmark.  BancTrust has 49 offices throughout Alabama and the Florida Panhandle with $1.3 billion in loans and $1.8 billion in deposits at March 31, 2012.

Under the terms of the definitive agreement, which was approved unanimously by the Boards of Directors of both companies, holders of BancTrust common stock will receive 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark will issue approximately 2,245,923 shares of its common stock for all issued and outstanding shares of BancTrust common stock.  Based upon a price of $24.66 per share of Trustmark common stock, the transaction is valued at approximately $55.4 million, or $3.08 per share of BancTrust common stock.  Trustmark intends to repurchase the $50.0 million of BancTrust preferred stock and associated warrants issued to the U.S. Department of Treasury under the Capital Purchase Program.

The transaction is expected to close during the fourth quarter of 2012 and is subject to approval by regulatory authorities and BancTrust’s shareholders, as well as certain other customary closing conditions.

Bay Bank & Trust Company

On March 16, 2012, Trustmark National Bank (TNB) completed its merger with Bay Bank & Trust Co. (Bay Bank), a 76-year old financial institution headquartered in Panama City, Florida.  Trustmark acquired all outstanding common stock of Bay Bank for approximately $22 million in cash and stock, comprised of $10 million in cash and the issuance of approximately 510 thousand shares of Trustmark common stock valued at $12 million.  This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the acquisition date.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

The statement of assets purchased and liabilities assumed in the Bay Bank acquisition is presented below at their estimated fair values as of the acquisition date of March 16, 2012 ($ in thousands):

Assets:
Cash and due from banks	$88,154
Securities available for sale	26,369
Acquired noncovered loans	97,914
Premises and equipment, net	9,466
Identifiable intangible assets	7,017
Other real estate	2,569
Other assets	3,471
Total Assets	234,960

Liabilities:
Deposits	208,796
Other liabilities	526
Total Liabilities	209,322

Net assets acquired at fair value	25,638
Consideration paid to Bay Bank	22,003

Bargain purchase gain	3,635
Income taxes	-
Bargain purchase gain, net of taxes	$3,635

The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  Initially, Trustmark recognized a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.  The gain of $3.6 million recognized by Trustmark is considered a gain from a bargain purchase under FASB ASC Topic 805 and is included in other noninterest income.  Included in noninterest expense during the first quarter of 2012 are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and benefits; contract termination and other expenses of $1.9 million included in other expense).

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

The assets purchased and liabilities assumed for the Heritage acquisition have been accounted for under the acquisition method of accounting.  The assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the acquisition date.

The statement of assets purchased and liabilities assumed in the Heritage acquisition are presented below at their estimated fair values as of the acquisition date of April 15, 2011 ($ in thousands):

Assets:
Cash and due from banks	$50,447
Federal funds sold	1,000
Securities available for sale	6,389
Acquired noncovered loans	9,644
Acquired covered loans	97,770
Premises and equipment, net	55
Identifiable intangible assets	902
Covered other real estate	7,485
FDIC indemnification asset	33,333
Other assets	218
Total Assets	207,243

Liabilities:
Deposits	204,349
Short-term borrowings	23,157
Other liabilities	730
Total Liabilities	228,236

Net assets acquired at fair value	(20,993)
Cash received on acquisition	28,449

Bargain purchase gain	7,456
Income taxes	2,852
Bargain purchase gain, net of taxes	$4,604

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

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, TNB utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances (shown as short-term borrowings above).  Level 3 inputs were used to determine the fair value of both LHFI and acquired loans, identifiable intangible assets, covered other real estate and the FDIC indemnification asset.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$22	$-	$-	$22	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	72,500	423	-	72,923	-	-	-	-
Obligations of states and political subdivisions	201,623	12,265	(62)	213,826	38,351	4,232	(2)	42,581
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	21,506	887	(26)	22,367	3,745	264	-	4,009
Issued by FNMA and FHLMC	256,232	7,786	-	264,018	583	41	-	624
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,534,778	35,525	(77)	1,570,226	3,000	31	-	3,031
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	339,739	14,838	(124)	354,453	2,188	236	-	2,424
Asset-backed securities / structured financial products	91,324	489	(520)	91,293	-	-	-	-
Corporate debt securities	3,664	18	(3)	3,679	-	-	-	-
Total	$2,521,388	$72,231	$(812)	$2,592,807	$47,867	$4,804	$(2)	$52,669

December 31, 2011
U.S. Government agency obligations
Issued by U.S. Government agencies	$3	$-	$-	$3	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	64,573	229	-	64,802	-	-	-	-
Obligations of states and political subdivisions	190,868	11,971	(12)	202,827	42,619	4,131	(2)	46,748
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,500	945	-	12,445	4,538	336	-	4,874
Issued by FNMA and FHLMC	340,839	7,093	-	347,932	588	28	-	616
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,570,782	44,183	-	1,614,965	7,749	133	(1)	7,881
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	216,698	9,497	(176)	226,019	2,211	185	-	2,396
Total	$2,395,263	$73,918	$(188)	$2,468,993	$57,705	$4,813	$(3)	$62,515

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2012	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of states and political subdivisions	$11,727	$(62)	$202	$(2)	$11,929	$(64)
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	5,545	(26)	-	-	5,545	(26)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	14,937	(77)	-	-	14,937	(77)
Commercial mortgage-backed securities
Issued by FNMA and FHLMC	16,515	(124)	-	-	16,515	(124)
Asset-backed securities / structured financial products	40,164	(520)			40,164	(520)
Corporate debt securities	925	(3)	-	-	925	(3)
Total	$89,813	$(812)	$202	$(2)	$90,015	$(814)

December 31, 2011
Obligations of states and political subdivisions	$3,368	$(12)	$202	$(2)	$3,570	$(14)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,069	(1)	-	-	1,069	(1)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,890	(176)	-	-	46,890	(176)
Total	$51,327	$(189)	$202	$(2)	$51,529	$(191)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2012.  There were no other-than-temporary impairments for the six months ended June 30, 2012 and 2011.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2012	2011	2012	2011
Proceeds from sales of securities	$34,826	$22,996	$34,826	$22,996
Gross realized gains	(11)	51	1,039	51

Held to Maturity
Proceeds from calls of securities	$175	$-	$175	$1,290
Gross realized gains	3	-	3	7

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security (losses) gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2012, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$15,032	$15,135	$2,703	$2,732
Due after one year through five years	72,168	75,716	17,167	18,755
Due after five years through ten years	232,740	240,909	17,184	19,716
Due after ten years	49,193	49,983	1,297	1,378
	369,133	381,743	38,351	42,581
Mortgage-backed securities	2,152,255	2,211,064	9,516	10,088
Total	$2,521,388	$2,592,807	$47,867	$52,669

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	June 30, 2012	December 31, 2011
Loans secured by real estate:
Construction, land development and other land loans	$464,349	$474,082
Secured by 1-4 family residential properties	1,621,865	1,760,930
Secured by nonfarm, nonresidential properties	1,392,293	1,425,774
Other	192,376	204,849
Commercial and industrial loans	1,142,282	1,139,365
Consumer loans	196,718	243,756
Other loans	640,665	608,728
LHFI	5,650,548	5,857,484
Less allowance for loan losses, LHFI	84,809	89,518
Net LHFI	$5,565,739	$5,767,966

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2012, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate owned, are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At June 30, 2012 and December 31, 2011, the carrying amounts of nonaccrual LHFI which are considered for impairment analysis, were $99.7 million and $110.5 million, respectively.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is charged-off.  All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At June 30, 2012 and December 31, 2011, specifically evaluated impaired LHFI totaled $59.5 million and $68.9 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $9.8 million and $8.8 million at the end of the respective periods.  Specific charge-offs related to impaired LHFI totaled $6.4 million and $16.1 million for the first six months of 2012 and 2011, respectively.  A recovery of $1.9 million was recorded to net income for these loans for the first six months of 2012, while provisions of $5.4 million were charged to net income for these loans for the first six months of 2011.

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

At June 30, 2012 and December 31, 2011, nonaccrual LHFI not specifically reviewed for impairment and written down to fair value less cost to sell, totaled $40.2 million and $41.6 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $4.0 million and $3.9 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the periods ended June 30, 2012 and 2011.

The following table details LHFI individually and collectively evaluated for impairment at June 30, 2012 and December 31, 2011 ($ in thousands):

	June 30, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$35,260	$429,089	$464,349
Secured by 1-4 family residential properties	24,101	1,597,764	1,621,865
Secured by nonfarm, nonresidential properties	29,496	1,362,797	1,392,293
Other	4,604	187,772	192,376
Commercial and industrial loans	5,560	1,136,722	1,142,282
Consumer loans	496	196,222	196,718
Other loans	163	640,502	640,665
Total	$99,680	$5,550,868	$5,650,548

	December 31, 2011
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$40,413	$433,669	$474,082
Secured by 1-4 family residential properties	24,348	1,736,582	1,760,930
Secured by nonfarm, nonresidential properties	23,981	1,401,793	1,425,774
Other	5,871	198,978	204,849
Commercial and industrial loans	14,148	1,125,217	1,139,365
Consumer loans	825	242,931	243,756
Other loans	872	607,856	608,728
Total	$110,458	$5,747,026	$5,857,484

At June 30, 2012 and December 31, 2011, LHFI classified as troubled debt restructurings (TDRs) totaled $36.7 million and $34.2 million, respectively.  For TDRs, Trustmark had a related loan loss allowance of $8.7 million and $4.5 million at the end of each respective period.  Specific charge-offs related to TDRs totaled $1.1 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.  LHFI that are TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.

The following table illustrates the impact of modifications classified as TDRs for the three and six months ended June 30, 2012 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	3	$467	$467
Secured by 1-4 family residential properties	3	358	369
Total	6	$825	$836

	Six Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	11	$4,078	$4,078
Secured by 1-4 family residential properties	5	1,367	1,378
Secured by nonfarm, nonresidential properties	2	1,210	1,210
Total	18	$6,655	$6,666

	Six Months Ended June 30, 2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts		Recorded Investment
Construction, land development and other land loans	10		$5,014
Secured by 1-4 family residential properties	8		3,234
Secured by nonfarm, nonresidential properties	1		881
Total	19		$9,129

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

At June 30, 2012 and December 31, 2011, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	June 30, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$237	$14,158	$14,395
Secured by 1-4 family residential properties	1,256	4,318	5,574
Secured by nonfarm, nonresidential properties	-	13,723	13,723
Commercial and industrial	-	3,002	3,002
Total Troubled Debt Restructurings by Type	$1,493	$35,201	$36,694

	December 31, 2011
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$241	$14,041	$14,282
Secured by 1-4 family residential properties	782	3,485	4,267
Secured by nonfarm, nonresidential properties	-	4,135	4,135
Commercial and industrial	-	11,503	11,503
Total Troubled Debt Restructurings by Type	$1,023	$33,164	$34,187

At June 30, 2012 and December 31, 2011, the carrying amount of LHFI evaluated for impairment consisted of the following ($ in thousands):

	June 30, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$55,838	$13,777	$21,483	$35,260	$4,830	$37,836
Secured by 1-4 family residential properties	32,548	882	23,219	24,101	1,270	24,225
Secured by nonfarm, nonresidential properties	35,490	11,253	18,243	29,496	5,997	26,738
Other	6,657	3,690	914	4,604	389	5,238
Commercial and industrial loans	6,369	60	5,500	5,560	1,234	9,854
Consumer loans	756	-	496	496	5	661
Other loans	191	-	163	163	44	517
Total	$137,849	$29,662	$70,018	$99,680	$13,769	$105,069

	December 31, 2011
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$58,757	$11,123	$29,290	$40,413	$6,547	$49,122
Secured by 1-4 family residential properties	33,746	1,560	22,788	24,348	1,348	27,330
Secured by nonfarm, nonresidential properties	27,183	13,770	10,211	23,981	2,431	26,497
Other	7,158	1,548	4,323	5,871	1,007	6,013
Commercial and industrial loans	16,102	8,724	5,424	14,148	1,137	15,127
Consumer loans	1,097	-	825	825	9	1,468
Other loans	2,559	220	652	872	185	1,132
Total	$146,602	$36,945	$73,513	$110,458	$12,664	$126,689

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

The expected loss distribution is spread across the various risk ratings by the perceived level of risk for loss.  The nine grade scale described above ranges from a negligible risk of loss to an identified loss across its breadth.  The loss distribution factors are graduated through the scale on a basis proportional to the degree of risk that appears manifest in each individual rating and assumes that migration through the loan grading system will occur.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at June 30, 2012 and December 31, 2011 ($ in thousands):

		June 30, 2012
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$309,779	$25,203	$81,649	$66	$416,697
Secured by 1-4 family residential properties		116,265	205	17,110	-	133,580
Secured by nonfarm, nonresidential properties		1,266,578	11,809	112,855	-	1,391,242
Other		180,298	457	5,842	-	186,597
Commercial and industrial loans		1,061,090	36,428	43,013	871	1,141,402
Consumer loans		752	-	-	-	752
Other loans		634,162	-	1,378	137	635,677
		$3,568,924	$74,102	$261,847	$1,074	$3,905,947

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$46,599	$30	$-	$1,023	$47,652	$464,349
Secured by 1-4 family residential properties	1,456,889	11,180	1,560	18,656	1,488,285	1,621,865
Secured by nonfarm, nonresidential properties	1,051	-	-	-	1,051	1,392,293
Other	5,754	-	-	25	5,779	192,376
Commercial and industrial loans	857	13	-	10	880	1,142,282
Consumer loans	191,154	4,034	283	495	195,966	196,718
Other loans	4,988	-	-	-	4,988	640,665
	$1,707,292	$15,257	$1,843	$20,209	$1,744,601	$5,650,548

		December 31, 2011
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$308,618	$26,273	$90,175	$116	$425,182
Secured by 1-4 family residential properties		119,155	142	16,324	-	135,621
Secured by nonfarm, nonresidential properties		1,287,886	26,232	110,472	51	1,424,641
Other		188,772	130	9,312	-	198,214
Commercial and industrial loans		1,048,556	32,046	56,577	405	1,137,584
Consumer loans		643	25	-	-	668
Other loans		600,411	-	1,834	600	602,845
		$3,554,041	$84,848	$284,694	$1,172	$3,924,755

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$47,253	$353	$-	$1,294	$48,900	$474,082
Secured by 1-4 family residential properties	1,596,800	8,477	1,306	18,726	1,625,309	1,760,930
Secured by nonfarm, nonresidential properties	1,133	-	-	-	1,133	1,425,774
Other	6,405	201	-	29	6,635	204,849
Commercial and industrial loans	1,626	118	-	37	1,781	1,139,365
Consumer loans	234,593	7,172	498	825	243,088	243,756
Other loans	5,848	35	-	-	5,883	608,728
	$1,893,658	$16,356	$1,804	$20,911	$1,932,729	$5,857,484

Past Due LHFI and LHFS

LHFI past due 90 days or more totaled $37.1 million and $43.6 million at June 30, 2012 and December 31, 2011, respectively.  Included in these amounts are $35.3 million and $39.4 million, respectively, of serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2012 or 2011.

The following table provides an aging analysis of past due and nonaccrual LHFI by class at June 30, 2012 and December 31, 2011 ($ in thousands):

	June 30, 2012
	Past Due
		Greater than			Current
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$7,656	$-	$7,656	$35,260	$421,433	$464,349
Secured by 1-4 family residential properties	12,251	1,558	13,809	24,101	1,583,955	1,621,865
Secured by nonfarm, nonresidential properties	12,941	1	12,942	29,496	1,349,855	1,392,293
Other	458	-	458	4,604	187,314	192,376
Commercial and industrial loans	1,632	(1)	1,631	5,560	1,135,091	1,142,282
Consumer loans	4,035	284	4,319	496	191,903	196,718
Other loans	45	-	45	163	640,457	640,665
Total past due LHFI	$39,018	$1,842	$40,860	$99,680	$5,510,008	$5,650,548

(1)	- Past due greater than 90 days but still accruing interest
.
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

(1)	Past due greater than 90 days but still accruing interest

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

During the third quarter of 2011, Trustmark altered the quantitative factors of the allowance for loan loss methodology to reflect a twelve-quarter rolling average.  The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggest that a different method is called for.  This alteration to Trustmark’s methodology allows for a greater sensitivity to current trends, such as economic changes as well as current loss profiles, which creates a more accurate depiction of historical losses.  Prior to converting to a twelve-quarter rolling average, the quantitative factors reflected a three-year rolling average for Trustmark’s commercial loan book of business.

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

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at January 1,	$89,518	$93,510
Loans charged-off	(14,640)	(28,637)
Recoveries	5,988	6,320
Net charge-offs	(8,652)	(22,317)
Provision for loan losses, LHFI	3,943	15,653
Balance at June 30,	$84,809	$86,846

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at June 30, 2012 and 2011, respectively ($ in thousands):

	2012
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	June 30,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(2,765)	$-	$(190)	$24,265
Secured by 1-4 family residential properties	12,650	(2,578)	252	2,567	12,891
Secured by nonfarm, nonresidential properties	24,358	(2,867)	-	3,253	24,744
Other	3,079	(1,602)	-	225	1,702
Commercial and industrial loans	15,868	(514)	1,058	(552)	15,860
Consumer loans	3,656	(1,644)	2,856	(1,883)	2,985
Other loans	2,687	(2,670)	1,822	523	2,362
Total allowance for loan losses, LHFI	$89,518	$(14,640)	$5,988	$3,943	$84,809

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,830	$19,435	$24,265
Secured by 1-4 family residential properties	1,270	11,621	12,891
Secured by nonfarm, nonresidential properties	5,997	18,747	24,744
Other	389	1,313	1,702
Commercial and industrial loans	1,234	14,626	15,860
Consumer loans	5	2,980	2,985
Other loans	44	2,318	2,362
Total allowance for loan losses, LHFI	$13,769	$71,040	$84,809

	2011
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	June 30,
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(12,286)	$-	$7,925	$31,201
Secured by 1-4 family residential properties	13,051	(4,819)	388	3,222	11,842
Secured by nonfarm, nonresidential properties	20,980	(2,818)	-	2,731	20,893
Other	1,582	(577)	-	775	1,780
Commercial and industrial loans	14,775	(2,948)	1,159	1,146	14,132
Consumer loans	5,400	(3,048)	3,043	(1,018)	4,377
Other loans	2,160	(2,141)	1,730	872	2,621
Total allowance for loan losses, LHFI	$93,510	$(28,637)	$6,320	$15,653	$86,846

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,207	$26,994	$31,201
Secured by 1-4 family residential properties	630	11,212	11,842
Secured by nonfarm, nonresidential properties	1,291	19,602	20,893
Other	45	1,735	1,780
Commercial and industrial loans	1,812	12,320	14,132
Consumer loans	12	4,365	4,377
Other loans	50	2,571	2,621
Total allowance for loan losses, LHFI	$8,047	$78,799	$86,846

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	June 30, 2012		December 31, 2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,683	$13,154	$4,209	$-
Secured by 1-4 family residential properties	27,218	18,954	31,874	76
Secured by nonfarm, nonresidential properties	27,464	53,272	30,889	-
Other	4,580	512	5,126	-
Commercial and industrial loans	1,382	4,822	2,971	69
Consumer loans	205	3,153	290	4,146
Other loans	1,483	146	1,445	72
Acquired loans	66,015	94,013	76,804	4,363
Less allowance for loan losses, acquired loans	1,464	62	502	-
Net acquired loans	$64,551	$93,951	$76,302	$4,363

(1) Acquired noncovered loans were included in LHFI at December 31, 2011.

The acquired loans were recorded at their estimated fair value at the time of acquisition.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Loans acquired in an FDIC-assisted transaction and covered under loss-share agreements, such as those acquired from Heritage, are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  The covered loans were recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

TNB accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that TNB would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.  TNB acquired $5.9 million and $3.8 million of revolving credit agreements, at fair value, in the Bay Bank and Heritage acquisitions, respectively, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, TNB has accounted for such revolving loans in accordance with accounting requirements for acquired nonimpaired loans.

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

On March 16, 2012, TNB completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  TNB elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

The following table presents the fair value of loans acquired as of the date of the Bay Bank acquisition ($ in thousands):

At acquisition date:	March 16, 2012
Contractually required principal and interest	$134,615
Nonaccretable difference	20,161
Cash flows expected to be collected	114,454
Accretable yield (1)	16,540
Fair value of loans at acquisition	$97,914

(1) Includes $1.002 million of accretable yield relating to acquired loans not accounted for under FASB ASC Topic 310-30.

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

The following tables present changes in the carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (2)	Impaired	Not ASC 310-30 (2)
Carrying value at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-	-	91,987	5,927
Accretion to interest income	4,434	115	1,287	69
Payments received, net	(13,403)	(983)	(9,283)	(627)
Other	(1,091)	139	457	(167)
Less allowance for loan losses, acquired loans	(962)	-	(62)	-
Carrying value at June 30, 2012	$61,109	$3,442	$88,736	$5,215

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.
(2)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans, which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Fair value of loans acquired from Bay Bank on March 16, 2012.

The following table presents changes in the accretable yield for the six months ended June 30, 2012 ($ in thousands):

Accretable yield at January 1, 2012 (1)	$(17,653)
Additions due to acquisition (2)	(15,538)
Accretion to interest income	5,721
Disposals	1,371
Reclassification to / (from) nonaccretable difference	(965)
Accretable yield at June 30, 2012	$(27,064)

(1)	Accretable yield at January 1, 2012, includes $777 thousand of accretable yield for noncovered loans acquired from Heritage and accounted for under FASB ASC Topic 310-30.
(2)	Accretable yield on loans acquired from Bay Bank on March 16, 2012.

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

The following table presents the components of the allowance for loan losses on acquired impaired loans for the six months ended June 30, 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Provision for loan losses, acquired loans	1,380	98	1,478
Loans charged-off	(591)	(55)	(646)
Recoveries	173	19	192
Net charge-offs	(418)	(36)	(454)
Balance at June 30, 2012	$1,464	$62	$1,526

As discussed in Note 4 - Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI, TNB has established a Loan Grading System that consists of ten individual Credit Risk Grades (Risk Ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to delineate the level of risk across the ten unique Credit Risk Grades.  These credit quality measures are unique to commercial loans.  Credit quality for consumer loans is based on individual credit scores, aging status of the loan, and payment activity.

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at June 30, 2012 and December 31, 2011 ($ in thousands):

		June 30, 2012
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$1,103	$19	$1,344	$751	$3,217
Secured by 1-4 family residential properties		3,832	1,651	2,461	89	8,033
Secured by nonfarm, nonresidential properties		9,008	4,483	11,405	1,611	26,507
Other		537	359	1,538	13	2,447
Commercial and industrial loans		427	719	236	-	1,382
Consumer loans		-	-	-	-	-
Other loans		185	105	438	565	1,293
Total covered loans		15,092	7,336	17,422	3,029	42,879

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans		3,682	878	6,460	1,035	12,055
Secured by 1-4 family residential properties		4,777	1,317	3,454	24	9,572
Secured by nonfarm, nonresidential properties		23,015	12,752	16,094	1,322	53,183
Other		211	32	252	-	495
Commercial and industrial loans		3,853	516	442	11	4,822
Consumer loans		-	-	-	-	-
Other loans		85	-	25	-	110
Total noncovered loans		35,623	15,495	26,727	2,392	80,237
Total acquired loans		$50,715	$22,831	$44,149	$5,421	$123,116

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$446	$20	$-	$-	$466	$3,683
Secured by 1-4 family residential properties	17,117	1,427	603	38	19,185	27,218
Secured by nonfarm, nonresidential properties	897	-	60	-	957	27,464
Other	2,006	117	-	10	2,133	4,580
Commercial and industrial loans	-	-	-	-	-	1,382
Consumer loans	205	-	-	-	205	205
Other loans	190	-	-	-	190	1,483
Total covered loans	20,861	1,564	663	48	23,136	66,015

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	1,060	39	-	-	1,099	13,154
Secured by 1-4 family residential properties	8,510	611	166	95	9,382	18,954
Secured by nonfarm, nonresidential properties	89	-	-	-	89	53,272
Other	17	-	-	-	17	512
Commercial and industrial loans	-	-	-	-	-	4,822
Consumer loans	3,017	116	20	-	3,153	3,153
Other loans	36	-	-	-	36	146
Total noncovered loans	12,729	766	186	95	13,776	94,013
Total acquired loans	$33,590	$2,330	$849	$143	$36,912	$160,028

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

		December 31, 2011
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$1,212	$194	$1,425	$909	$3,740
Secured by 1-4 family residential properties		6,402	1,256	1,943	19	9,620
Secured by nonfarm, nonresidential properties		13,302	5,275	8,932	2,134	29,643
Other		878	429	658	86	2,051
Commercial and industrial loans		1,780	1,109	82	-	2,971
Consumer loans		-	-	-	-	-
Other loans		212	63	402	535	1,212
Total covered loans		23,786	8,326	13,442	3,683	49,237

Noncovered loans: (2)
Loans secured by real estate:
Construction, land development and other land loans		-	-	-	-	-
Secured by 1-4 family residential properties		-	-	-	-	-
Secured by nonfarm, nonresidential properties		-	-	-	-	-
Other		-	-	-	-	-
Commercial and industrial loans		27	-	42	-	69
Consumer loans		-	-	-	-	-
Other loans		(3)	-	-	-	(3)
Total noncovered loans		24	-	42	-	66
Total acquired loans		$23,810	$8,326	$13,484	$3,683	$49,303

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$448	$18	$3	$-	$469	$4,209
Secured by 1-4 family residential properties	19,159	1,044	2,013	38	22,254	31,874
Secured by nonfarm, nonresidential properties	1,246	-	-	-	1,246	30,889
Other	2,953	108	14	-	3,075	5,126
Commercial and industrial loans	-	-	-	-	-	2,971
Consumer loans	290	-	-	-	290	290
Other loans	230	3	-	-	233	1,445
Total covered loans	24,326	1,173	2,030	38	27,567	76,804

Noncovered loans: (2)
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-	-
Secured by 1-4 family residential properties	71	5	-	-	76	76
Secured by nonfarm, nonresidential properties	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-	69
Consumer loans	3,943	202	1	-	4,146	4,146
Other loans	75	-	-	-	75	72
Total noncovered loans	4,089	207	1	-	4,297	4,363
Total acquired loans	$28,415	$1,380	$2,031	$38	$31,864	$81,167

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired noncovered loans were included in LHFI at December 31, 2011.

Under FASB ASC Topic 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At June 30, 2012, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At June 30, 2012, approximately $1.1 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $491 thousand of acquired loans at December 31, 2011.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at June 30, 2012 and December 31, 2011 ($ in thousands):

	June 30, 2012
	Past Due
		Greater than			Current	Total Acquired
	30-89 Days	90 Days (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$20	$1,292	$1,312	$445	$1,926	$3,683
Secured by 1-4 family residential properties	2,010	901	2,911	246	24,061	27,218
Secured by nonfarm, nonresidential properties	1,281	2,384	3,665	-	23,799	27,464
Other	625	305	930	10	3,640	4,580
Commercial and industrial loans	61	27	88	23	1,271	1,382
Consumer loans	-	-	-	-	205	205
Other loans	332	-	332	-	1,151	1,483
Total past due covered loans	4,329	4,909	9,238	724	56,053	66,015

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	39	3,909	3,948	-	9,206	13,154
Secured by 1-4 family residential properties	975	947	1,922	95	16,937	18,954
Secured by nonfarm, nonresidential properties	260	941	1,201	161	51,910	53,272
Other	-	-	-	-	512	512
Commercial and industrial loans	169	17	186	72	4,564	4,822
Consumer loans	116	20	136	-	3,017	3,153
Other loans	-	-	-	-	146	146
Total past due noncovered loans	1,559	5,834	7,393	328	86,292	94,013
Total past due acquired loans	$5,888	$10,743	$16,631	$1,052	$142,345	$160,028
(1)	- Past due greater than 90 days but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2011
	Past Due
		Greater than			Current	Total Acquired
	30-89 Days	90 Days (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$253	$1,004	$1,257	$386	$2,566	$4,209
Secured by 1-4 family residential properties	1,339	2,159	3,498	92	28,284	31,874
Secured by nonfarm, nonresidential properties	4,464	2,463	6,927	-	23,962	30,889
Other	176	14	190	-	4,936	5,126
Commercial and industrial loans	37	45	82	13	2,876	2,971
Consumer loans	-	-	-	-	290	290
Other loans	3	-	3	-	1,442	1,445
Total past due covered loans	6,272	5,685	11,957	491	64,356	76,804

Noncovered loans: (3)
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-	-
Secured by 1-4 family residential properties	5	-	5	-	71	76
Secured by nonfarm, nonresidential properties	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial loans	19	-	19	-	50	69
Consumer loans	202	2	204	-	3,942	4,146
Other loans	-	-	-	-	72	72
Total past due noncovered loans	226	2	228	-	4,135	4,363
Total past due acquired loans	$6,498	$5,687	$12,185	$491	$68,491	$81,167

(1)	- Past due greater than 90 days but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.
(3)	- Acquired noncovered loans were included in LHFI at December 31, 2011.

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $172 thousand and $1.7 million for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, the impact was a net negative ineffectiveness of $846 thousand compared to a net positive ineffectiveness of $2.0 million for the six months ended June 30, 2011.

See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

The activity in MSR is detailed in the table below ($ in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$43,274	$51,151
Origination of servicing assets	10,410	6,380
Change in fair value:
Due to market changes	(5,678)	(4,674)
Due to runoff	(4,426)	(2,746)
Balance at end of period	$43,580	$50,111

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2012 and 2011 were $7.1 million and $1.1 million, respectively.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan repurchase exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4 million in the second quarter.  At June 30, 2012 and December 31, 2011, accrued mortgage loan servicing putback expenses were $9.2 million and $4.3 million, respectively.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.

Note 7 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At June 30, 2012, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and (losses) gains, net on other real estate, excluding covered other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$79,053	$86,704
Additions	16,605	32,878
Disposals	(17,895)	(23,191)
Writedowns	(4,090)	(6,392)
Balance at end of period	$73,673	$89,999

(Loss) gain, net on the sale of other real estate included in other expenses	$(474)	$552

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2012	2011
Construction, land development and other land properties	$47,343	$53,834
1-4 family residential properties	9,777	10,557
Nonfarm, nonresidential properties	16,215	13,883
Other real estate properties	338	779
Total other real estate, excluding covered other real estate	$73,673	$79,053

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2012	2011
Florida	$23,324	$29,963
Mississippi (1)	19,511	19,483
Tennessee (2)	18,850	16,879
Texas	11,988	12,728
Total other real estate, excluding covered other real estate	$73,673	$79,053

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

As of the date of the Heritage acquisition, TNB acquired $7.5 million in covered other real estate.  For the six months ended June 30, 2012, changes and gains, net on covered other real estate were as follows ($ in thousands):

Balance at January 1, 2012	$6,331
Transfers from covered loans	1,361
FASB ASC 310-30 adjustment for the residual recorded investment	(4)
Net transfers from covered loans	1,357
Disposals	(978)
Writedowns	(228)
Balance at June 30, 2012	$6,482

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$414

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2012	2011
Construction, land development and other land properties	$1,304	$1,304
1-4 family residential properties	1,379	889
Nonfarm, nonresidential properties	3,799	4,022
Other real estate properties	-	116
Total covered other real estate	$6,482	$6,331

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

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $736 thousand and $601 thousand at June 30, 2012 and December 31, 2011, respectively.

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

During the second quarter of 2012, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the second quarter of 2012, other income included a write-down of the FDIC indemnification asset of $2.3 million on covered loans as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools.

The following table presents changes in the FDIC indemnification asset for the periods presented ($ in thousands):

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	128
Transfers to FDIC claims receivable	(733)
Change in expected cash flows (1)	(2,299)
Change in FDIC true-up provision	(135)
Balance at June 30, 2012	$25,309

(1)	The decrease was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans.

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2012	2011
Noninterest-bearing demand deposits	$2,063,261	$2,033,442
Interest-bearing demand	1,558,514	1,463,640
Savings	2,412,141	2,051,701
Time	1,961,941	2,017,580
Total	$7,995,857	$7,566,363

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

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$139	$137	$279	$274
Interest cost	945	1,115	1,890	2,230
Expected return on plan assets	(1,400)	(1,471)	(2,800)	(2,942)
Recognized net actuarial loss	1,309	1,037	2,618	2,074
Net periodic benefit cost	$993	$818	$1,987	$1,636

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$170	$147	$340	$294
Interest cost	516	569	1,033	1,138
Amortization of prior service cost	63	59	125	118
Recognized net actuarial loss	215	124	430	248
Net periodic benefit cost	$964	$899	$1,928	$1,798

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

Stock Option Grants

Stock option awards under the 2005 Plan are granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vest 20% per year and have a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  During the second quarter of 2011, compensation expense related to stock options was fully recognized.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and was recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively.

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

Time-Vested Awards

Trustmark’s time-vested awards are granted to Trustmark’s executive and senior management team in both employee recruitment and retention.  These awards are also granted to Trustmark’s Board of Directors and are restricted for three years from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

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

The following tables summarize the stock and incentive plan activity for the period presented:

	Three Months Ended June 30, 2012
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	1,187,150	161,753	382,315
Granted	-	-	500
Granted - excess shares	-	-	-
Exercised or released from restriction	(6,250)	(1,084)	(3,122)
Expired	(467,550)	-	-
Forfeited	-	(5)	(1,170)
Outstanding/Nonvested shares or units, end of period	713,350	160,664	378,523

	Six Months Ended June 30, 2012
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	1,205,100	179,421	334,356
Granted	-	55,295	77,506
Granted - excess shares	-	-	63,610
Exercised or released from restriction	(7,625)	(72,584)	(92,937)
Expired	(484,125)	-	-
Forfeited	-	(1,468)	(4,012)
Outstanding/Nonvested shares or units, end of period	713,350	160,664	378,523

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$-	$32	$-	$100
Performance awards	229	218	448	441
Time-vested awards	785	754	1,693	1,501
RSU award	-	47	-	184
Total	$1,014	$1,051	$2,141	$2,226

Note 12 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $157.1 million and $170.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2012, the fair value of collateral held was $51.9 million.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act and RICO.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic shares	64,772	64,072	64,534	64,012
Dilutive shares	167	209	164	218
Diluted shares	64,939	64,281	64,698	64,230

Weighted-average antidilutive shares awarded were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive shares awarded for the periods presented (in thousands):

	Six Months Ended June 30,
	2012	2011

Weighted-average antidilutive shares	807	1,250

Note 14 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2012	2011
Income taxes paid	$19,283	$22,144
Interest expense paid on deposits and borrowings	17,323	23,858
Noncash transfers from loans to foreclosed properties (1)	17,962	32,878
Assets acquired in business combination	234,960	207,243
Liabilities assumed in business combination	209,322	228,236

(1)	Includes transfers from covered loans to foreclosed properties

Note 15 – Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of June 30, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2012, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,135,178	17.12%	$530,551	8.00%	n/a	n/a
Trustmark National Bank	1,097,268	16.74%	524,509	8.00%	$655,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,012,353	15.26%	$265,275	4.00%	n/a	n/a
Trustmark National Bank	976,735	14.90%	262,255	4.00%	$393,382	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,012,353	10.63%	$285,734	3.00%	n/a	n/a
Trustmark National Bank	976,735	10.38%	282,257	3.00%	$470,428	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income and the related tax effects allocated to each component for the periods ended June 30, 2012 and 2011 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income
Balance, January 1, 2012	$5,089	$(1,968)	$3,121
Unrealized holding gains on AFS arising during period	(1,270)	486	(784)
Adjustment for net gains realized in net income	(1,042)	399	(643)
Pension and other postretirement benefit plans	3,174	(1,214)	1,960
Balance, June 30, 2012	$5,951	$(2,297)	$3,654

Balance, January 1, 2011	$(18,469)	$7,043	$(11,426)
Unrealized holding gains on AFS arising during period	22,073	(8,443)	13,630
Adjustment for net gains realized in net income	(58)	22	(36)
Pension and other postretirement benefit plans	2,439	(933)	1,506
Balance, June 30, 2011	$5,985	$(2,311)	$3,674

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

Trustmark also utilizes exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These derivative instruments are exchange-traded and provide inputs which allow them to be classified within Level 1 of the fair value hierarchy. In addition, Trustmark utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area which lack observable inputs for valuation purposes resulting in their inclusion in Level 3 of the fair value hierarchy.

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between levels for the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$72,945	$-	$72,945	$-
Obligations of states and political subdivisions	213,826	-	213,826	-
Mortgage-backed securities	2,211,064	-	2,211,064	-
Asset-backed securities	91,293	-	91,293	-
Corporate debt securities	3,679	-	3,679	-
Securities available for sale	2,592,807	-	2,592,807	-
Loans held for sale	286,221	-	286,221	-
Mortgage servicing rights	43,580	-	-	43,580
Other assets - derivatives	6,973	399	4,239	2,335
Other liabilities - derivatives	8,488	791	7,697	-

	December 31, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$64,805	$-	$64,805	$-
Obligations of states and political subdivisions	202,827	-	202,827	-
Mortgage-backed securities	2,201,361	-	2,201,361	-
Securities available for sale	2,468,993	-	2,468,993	-
Loans held for sale	216,553	-	216,553	-
Mortgage servicing rights	43,274	-	-	43,274
Other assets - derivatives	3,521	1,130	1,689	702
Other liabilities - derivatives	4,680	694	3,986	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended June 30, 2012 and 2011 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2012	$43,274	$702
Total net (losses) gains included in net income (1)	(10,104)	4,889
Additions	10,410	-
Sales	-	(2,692)
Balance, June 30, 2012	$43,580	$2,899

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2012	$(5,678)	$784

Balance, January 1, 2011	$51,151	$337
Total net (losses) gains included in net income (1)	(7,420)	1,060
Additions	6,380	-
Sales	-	(1,553)
Balance, June 30, 2011	$50,111	$(156)

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2011	$(4,674)	$(521)

(1)	Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP.  Assets at June 30, 2012, which have been measured at fair value on a nonrecurring basis, include impaired LHFI, excluding acquired loans.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from State-certified Appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  The Appraisal Review Department has the authority to make adjustments to appraisals based on sales contracts, comparable sales and other pertinent information if an appraisal does not incorporate the effect of these assumptions.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2012, Trustmark had outstanding balances of $59.5 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $68.9 million at December 31, 2011.  These impaired loans are classified as Level 3 in the fair value hierarchy.  Impaired loans are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At June 30, 2012, Trustmark's geographic loan distribution was concentrated primarily in its Florida, Mississippi, Tennessee and Texas markets.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $16.6 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2012 compared with $32.9 million for the same period in 2011.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $3.9 million and $5.2 million for the first six months of 2012 and 2011, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $21.3 million of foreclosed assets were remeasured during the first six months of 2012, requiring writedowns of $4.1 million to reach their current fair values compared to $42.7 million of foreclosed assets that were remeasured during the first six months of 2011, requiring writedowns of $6.4 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011, are as follows ($ in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$291,460	$291,460	$211,883	$211,883
Securities held to maturity	47,867	52,669	57,705	62,515
Level 3 Inputs:
Net LHFI, excluding acquired loans	5,565,739	5,658,532	5,767,966	5,848,791
Net acquired loans	158,502	158,502	76,302	76,302
FDIC indemnification asset	25,309	25,309	28,348	28,348

Financial Liabilities:
Level 2 Inputs:
Deposits	7,995,857	8,004,254	7,566,363	7,575,064
Short-term liabilities	376,263	376,263	692,128	692,128
Subordinated notes	49,855	52,605	49,839	51,438
Junior subordinated debt securities	61,856	37,114	61,856	35,876

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

The fair values of net loans are estimated for portfolios of loans with similar financial characteristics.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage loans, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net loans described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a significantly different fair value estimate at June 30, 2012 and December 31, 2011.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $375.5 million at June 30, 2012, with a negative valuation adjustment of $3.3 million, compared to $199.5 million, with a negative valuation adjustment of $2.2 million as of December 31, 2011.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $172 thousand and $1.7 million for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, the impact was a net negative ineffectiveness of $846 thousand compared to a net positive ineffectiveness of $2.0 million for the six months ended June 30, 2011.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $252.0 million at June 30, 2012, with a positive valuation adjustment of $2.3 million, compared to $117.5 million, with a positive valuation adjustment of $702 thousand as of December 31, 2011.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of June 30, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $264.2 million related to this program, compared to $71.2 million as of December 31, 2011.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.5 million compared to $1.8 million as of December 31, 2011.  As of June 30, 2012, Trustmark had posted collateral with a market value of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of June 30, 2012, Trustmark had entered into one risk participation agreement as a beneficiary with an aggregate notional amount of $6.0 million, compared to no transactions as of December 31, 2011. The fair value of this risk participation agreement was immaterial at June 30, 2012.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30,	December 31,
	2012	2011
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$3,284	$2,217

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$343	$986
Exchange traded purchased options included in other assets	56	144
OTC written options (rate locks) included in other assets	2,335	702
Interest rate swaps included in other assets	4,239	1,689
Exchange traded written options included in other liabilities	791	694
Interest rate swaps included in other liabilities	4,420	1,769
Credit risk participation agreements included in other liabilities	(7)	-

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in hedging relationships
Amount of loss recognized in mortgage banking, net	$(3,460)	$(22)	$(1,067)	$(3,275)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$8,496	$6,535	$7,030	$6,154
Amount of loss recognized in bankcard and other fees	(195)	(15)	(160)	(15)

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General Banking
Net interest income	$85,293	$86,699	$171,059	$171,940
Provision for loan losses, net	2,300	8,100	5,401	15,640
Noninterest income	30,768	33,704	62,339	57,519
Noninterest expense	77,091	70,527	152,227	139,347
Income before income taxes	36,670	41,776	75,770	74,472
Income taxes	9,452	12,134	20,017	22,438
General banking net income	$27,218	$29,642	$55,753	$52,034

Selected Financial Information

Average assets	$9,681,451	$9,465,636	$9,647,614	$9,414,149
Depreciation and amortization	$6,912	$5,651	$13,135	$11,069

Wealth Management
Net interest income	$1,082	$1,067	$2,189	$2,140
Provision for loan losses, net	22	16	20	13
Noninterest income	5,844	5,851	11,432	11,922
Noninterest expense	5,450	5,340	10,937	11,127
Income before income taxes	1,454	1,562	2,664	2,922
Income taxes	453	520	848	976
Wealth management net income	$1,001	$1,042	$1,816	$1,946

Selected Financial Information
Average assets	$80,579	$82,986	$79,030	$82,727
Depreciation and amortization	$43	$51	$90	$113

Insurance
Net interest income	$73	$64	$144	$125
Provision for loan losses, net	-	-	-	-
Noninterest income	7,148	6,877	13,774	13,362
Noninterest expense	5,418	5,481	10,569	10,892
Income before income taxes	1,803	1,460	3,349	2,595
Income taxes	673	542	1,249	960
Insurance net income	$1,130	$918	$2,100	$1,635

Selected Financial Information
Average assets	$64,909	$65,503	$64,329	$65,129
Depreciation and amortization	$312	$357	$631	$730
Consolidated
Net interest income	$86,448	$87,830	$173,392	$174,205
Provision for loan losses, net	2,322	8,116	5,421	15,653
Noninterest income	43,760	46,432	87,545	82,803
Noninterest expense	87,959	81,348	173,733	161,366
Income before income taxes	39,927	44,798	81,783	79,989
Income taxes	10,578	13,196	22,114	24,374
Consolidated net income	$29,349	$31,602	$59,669	$55,615

Selected Financial Information
Average assets	$9,826,939	$9,614,125	$9,790,973	$9,562,005
Depreciation and amortization	$7,267	$6,059	$13,856	$11,912

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of the European financial crisis on the U.S. economy and the markets we serve, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism, the expected timing and likelihood of completion of the proposed merger with BancTrust Financial Group, Inc., (BancTrust), including the timing, receipt and terms and conditions of required regulatory approvals of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the merger, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the business and realize cost savings and any other synergies and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect, the risk that the proposed merger with BancTrust is terminated prior to completion and results in significant transaction costs to Trustmark, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2012, TNB had total assets of $9.8 billion, which represents over 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 170 offices and 2,598 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At June 30, 2012, TNB’s mortgage loan portfolio totaled approximately $1.2 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.8 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers and also serves as investment advisor to The Performance Funds, a proprietary family of mutual funds.  During the second quarter of 2012, Trustmark announced the sale of The Performance Funds.  Once the transaction is completed, TIA will no longer serve as investment advisor or custodian to The Performance Funds.  It is anticipated that a meeting of shareholders of The Performance Funds to approve the proposed reorganizations will take place in September 2012.  At June 30, 2012, Trustmark held assets under management and administration of $8.7 billion and brokerage assets of $1.2 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At June 30, 2012, Somerville had total assets of $195.4 million.

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

Executive Overview

While the economy has shown moderate signs of improvement, the outlook remains uncertain.  Estimated employment growth in the United States fell during the second quarter of 2012 to average 75,000 jobs created per month, compared to an average 226,000 jobs per month during the first quarter.  The unemployment rate remained steady at 8.2%, which reflected continued slow growth in the labor market.  Consumer confidence was reported to have fallen during the second quarter of 2012; these reports indicate that consumers were less positive regarding current business and labor market conditions; however, consumers were more optimistic about their income prospects.  In the May 2012 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested overall economic activity expanded at a moderate pace during the early April to late May reporting period.  According to the Federal Reserve Districts’ reports manufacturing continued to expand, new vehicle sales remained strong and sales of used automobiles held steady, travel and tourism expanded, conditions in residential and commercial real estate improved, construction picked up in many areas of the United States, lenders in most districts noted improvement in loan demand and credit conditions, agricultural conditions generally improved, and energy production and exploration continued to expand.  Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing local markets place continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

The European financial crisis has created risks and uncertainties affecting the global economy.  As global markets react to the European financial crisis and potential economic policy changes in Europe, assets, liabilities and cash flows with no direct connection to the Eurozone could be influenced.  The potential impact on markets within the United States and on the economy of the United States is difficult to predict.  Trustmark has no direct or indirect exposure to any debt of European sovereign and non-sovereign issuers, nor is it dependent upon any funding sources in the Eurozone for any short- or long-term liquidity.  However, Trustmark, as a member of the global economy, could be indirectly affected if events in the Eurozone broadly cause widening of interest rate spreads or otherwise increase global market volatility.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro economic indicators in order to navigate the challenging economic environment.  To reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.

TNB did not make significant changes to its loan underwriting standards during the first six months of 2012.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first six months of 2012.

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

On June 4, 2012, the Federal Reserve Board, FDIC and the OCC jointly issued proposed rules to enhance regulatory capital requirements.  The proposed rules are designed to address shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing in the United States changes made to international regulatory standards by the Basel Committee.  The proposed rules would revise the federal banking agencies’ current minimum risk-based and leverage capital ratio requirements, among other ways, to introduce new calculation methods for the “standardized” risk-based denominator; adopt a minimum common equity risk-based capital requirement and regulatory capital buffers above the minimum risk-based capital requirements; and more generally restructure the agencies’ capital rules into a harmonized, integrated regulatory framework.  The proposed rules would apply to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and savings and loan holding companies.  The proposed rules also address the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”  Most aspects of the new rules would, as proposed, become effective as of January 1, 2013, with a phase-in period that extends, in some cases, until January 1, 2019.  If implemented, it is expected that banking organizations subject to the proposed rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity, than they are currently required to hold.

Financial Highlights

Trustmark reported net income available to common shareholders of $29.3 million, or basic and diluted earnings per common share of $0.45 in the second quarter of 2012, compared to $31.6 million, or basic and diluted earnings per common share of $0.49, in the second quarter of 2011.  Trustmark’s performance during the quarter ended June 30, 2012, produced a return on average tangible common equity of 12.74% and a return on average assets of 1.20% compared to a return on average tangible common equity of 14.71% and a return on average assets of 1.32% during the quarter ended June 30, 2011.  During the six months ended June 30, 2012, Trustmark's net income available to common shareholders totaled $59.7 million, or basic and diluted earnings per common share of $0.92, an increase of $4.1 million and $0.05 when compared to the six months ended June 30, 2011.  Trustmark's performance during the six months ended June 30, 2012, produced a return on average tangible common equity of 13.07%, a decrease of 0.14% when compared to the six months ended June 30, 2011 and a return on average assets of 1.23%, an increase of 0.06% when compared to the six months ended June 30, 2011.   Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable September 15, 2012, to shareholders of record on September 1, 2012.

At June 30, 2012, nonperforming assets, excluding acquired loans and covered other real estate, totaled $173.4 million, a decrease of $16.2 million, or 8.5%, compared to December 31, 2011, and total nonaccrual loans held for investment (LHFI) were $99.7 million, representing a decrease of $10.8 million relative to December 31, 2011.  Total net charge-offs for the six months ended June 30, 2012 were $8.7 million compared to total net charge-offs of $22.3 million for the same time period in 2011.

On March 16, 2012, TNB completed its merger with Bay Bank & Trust Company (Bay Bank).  Trustmark paid consideration of approximately $22 million in cash and stock for all outstanding shares of Bay Bank common stock.  At June 30, 2012, the carrying value of loans and deposits acquired from Bay Bank was $91.5 million and $192.2 million, respectively.  Earnings for the quarter ended June 30, 2012, reflected a nonrecurring bargain purchase gain of $881 thousand.  Earnings for the six months ended June 30, 2012, reflected a nonrecurring bargain purchase gain of $3.6 million which was partially offset by nonrecurring merger expenses of $1.6 million, net of taxes.  Collectively, the net impact of these two items increased net income in the first six months of 2012 by approximately $2.0 million, or approximately $0.03 per share.  Trustmark initially recorded a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.    The bargain purchase gain of $3.6 million was recognized as other noninterest income for the six months ended June 30, 2012.  Included in noninterest expense are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and employee benefits, and contract termination and other expenses of $1.9 million included in other expense).

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s future financial condition or results of operations.

Selected Financial Data
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statements of Income
Total interest income	$94,414	$99,402	$190,296	$197,387
Total interest expense	7,966	11,572	16,904	23,182
Net interest income	86,448	87,830	173,392	174,205
Provision for loan losses, LHFI	650	8,116	3,943	15,653
Provision for loan losses, acquired loans	1,672	-	1,478	-
Noninterest income	43,760	46,432	87,545	82,803
Noninterest expense	87,959	81,348	173,733	161,366
Income before income taxes	39,927	44,798	81,783	79,989
Income taxes	10,578	13,196	22,114	24,374
Net Income	$29,349	$31,602	$59,669	$55,615

Common Share Data
Basic earnings per share	$0.45	$0.49	$0.92	$0.87
Diluted earnings per share	0.45	0.49	0.92	0.87
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average common equity	9.40%	10.73%	9.66%	9.58%
Return on average tangible common equity	12.74%	14.71%	13.07%	13.21%
Return on average total equity	9.40%	10.73%	9.66%	9.58%
Return on average assets	1.20%	1.32%	1.23%	1.17%
Net interest margin (fully taxable equivalent)	4.15%	4.29%	4.17%	4.29%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.46%	0.97%	0.29%	0.74%
Provision for loan losses/average loans	0.04%	0.54%	0.13%	0.52%
Nonperforming loans/total loans (incl LHFS*)	1.68%	2.01%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.88%	3.45%
Allowance for loan losses/total loans (excl LHFS*)	1.50%	1.47%

	June 30,	2012	2011
Consolidated Balance Sheets
Total assets		$9,890,846	$9,698,451
Securities		2,640,674	2,486,965
Loans held for investment and acquired loans (including LHFS*)		6,096,797	6,118,118
Deposits		7,995,857	7,632,334
Common shareholders' equity		1,258,495	1,192,770

Common Stock Performance
Market value - close		$24.48	$23.41
Common book value		19.43	18.60
Tangible common book value		14.64	13.82

Capital Ratios
Total equity/total assets		12.72%	12.30%
Common equity/total assets		12.72%	12.30%
Tangible equity/tangible assets		9.90%	9.43%
Tangible common equity/tangible assets		9.90%	9.43%
Tangible common equity/risk-weighted assets		14.30%	13.51%
Tier 1 leverage ratio		10.63%	10.18%
Tier 1 common risk-based capital ratio		14.36%	13.55%
Tier 1 risk-based capital ratio		15.26%	14.46%
Total risk-based capital ratio		17.12%	16.47%
(1)	- Excludes Acquired Loans and Covered Other Real Estate.
*	- LHFS is Loans Held for Sale.
**	- ORE is Other Real Estate.

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,255,716	$1,181,776	$1,242,109	$1,170,897
Less: Goodwill		(291,104)	(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(17,762)	(15,976)	(16,233)	(15,989)
Total average tangible common equity		$946,850	$874,696	$934,772	$863,804

PERIOD END BALANCES
Total shareholders' equity		$1,258,495	$1,192,770
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(19,356)	(15,651)
Total tangible common equity	(a)	$948,035	$886,015

TANGIBLE ASSETS
Total assets		$9,890,846	$9,698,451
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(19,356)	(15,651)
Total tangible assets	(b)	$9,580,386	$9,391,696

Risk-weighted assets	(c)	$6,631,887	$6,556,690

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$29,349	$31,602	$59,669	$55,615
Plus: Intangible amortization net of tax		635	483	1,073	963
Net income adjusted for intangible amortization		$29,984	$32,085	$60,742	$56,578

Period end common shares outstanding	(d)	64,775,694	64,119,235

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		12.74%	14.71%	13.07%	13.21%
Tangible common equity/tangible assets	(a)/(b)	9.90%	9.43%
Tangible common equity/risk-weighted assets	(a)/(c)	14.30%	13.51%
Tangible common book value	(a)/(d)*1,000	$14.64	$13.82

		June 30,
TIER 1 COMMON RISK-BASED CAPITAL		2012	2011
Total shareholders' equity		$1,258,495	$1,192,770
Eliminate qualifying AOCI		(3,654)	(3,674)
Qualifying tier 1 capital		60,000	60,000
Disallowed goodwill		(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes		12,330	10,920
Other disallowed intangibles		(19,356)	(15,651)
Disallowed servicing intangible		(4,358)	(5,011)
Total tier 1 capital		$1,012,353	$948,250
Less: Qualifying tier 1 capital		(60,000)	(60,000)
Total tier 1 common capital	(e)	$952,353	$888,250

Tier 1 common risk-based capital ratio	(e)/(c)	14.36%	13.55%

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

As previously discussed, Trustmark (through TNB) acquired Bay Bank on March 16, 2012.  This acquisition resulted in additional net interest income of $1.5 million and $1.7 million for the three and six months ended June 30, 2012, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $69.2 million and $78.5 million, respectively, which are also included in the current period balances shown in the following three paragraphs.

Net interest income-FTE for the three and six months ended June 30, 2012, decreased $1.6 million, or 1.7%, and $964 thousand, or 0.5%, respectively, when compared with the same periods in 2011.  The net interest margin decreased 12 basis points to 4.17% for the first six months of 2012, compared with the same time period in 2011.  The decrease in net interest margin is primarily a result of a downward repricing of loans and securities, partially offset by improvements in the accreted yield of acquired covered loans as well as modest declines in the cost of interest-bearing deposits.

Average interest-earning assets for the first six months of 2012 were $8.698 billion, compared with $8.519 billion for the same time period in 2011, an increase of $178.4 million.   The growth in average interest-earning assets was primarily due to an increase in average total securities of $193.5 million, or 8.2%, during the first six months of 2012.  The increase in securities was offset by a decrease in average other earning assets of $8.0 million, or 20.1%, during the first six months of 2012.  The decrease in average other earning assets is due to a decrease in FHLB and FRB stock of $5.2 million, or 16.1%, and a decrease in exchange-traded derivative instruments of $2.9 million, or 47.5%, during the first six months of 2012.  During the first six months of 2012, interest on securities-taxable decreased $4.6 million, or 11.5%, as the yield on taxable securities decreased 69 basis points when compared with the same time period in 2011 due to the run-off of higher yielding securities replaced at lower yields.  During the first six months of 2012, interest and fees on loans-FTE decreased $2.6 million, or 1.6%, due to lower average loan balances while the yield on loans fell to 5.16% compared to 5.25% during the same time period in 2011. As a result of these factors, interest income-FTE decreased $7.2 million, or 3.5%, when the first six months of 2012 is compared with the same time period in 2011. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.84% for the first six months of 2011 to 4.56% for the same time period in 2012, a decrease of 28 basis points.

Average interest-bearing liabilities for the first six months of 2012 totaled $6.501 billion compared with $6.616 billion for the same time period in 2011, a decrease of $114.7 million, or 1.7%. During the first six months of 2012, average interest-bearing deposits increased $139.3 million, or 2.4%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $254.0 million, or 31.5%. The overall yield on interest-bearing liabilities declined 19 basis points during the first six months of 2012 when compared with the same time period in 2011, primarily due to a reduction in the costs of certificates of deposit and high yield money market accounts. As a result of these factors, total interest expense for the first six months of 2012 decreased $6.3 million, or 27.1%, when compared with the same time period in 2011.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended June 30,
	2012			2011

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$5,309	$5	0.38%	$6,807	$7	0.41%
Securities - taxable	2,371,611	17,352	2.94%	2,216,717	20,374	3.69%
Securities - nontaxable	186,665	2,086	4.49%	177,268	2,115	4.79%
Loans (including acquired loans and LHFS)	6,105,726	78,046	5.14%	6,122,090	80,202	5.25%
Other earning assets	29,654	336	4.56%	32,028	333	4.17%
Total interest-earning assets	8,698,965	97,825	4.52%	8,554,910	103,031	4.83%
Cash and due from banks	272,283			216,483
Other assets	947,914			937,503
Allowance for loan losses	(92,223)			(94,771)
Total Assets	$9,826,939			$9,614,125

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,995,811	6,465	0.43%	$6,016,716	9,936	0.66%
Federal funds purchased and securities sold under repurchase agreements	280,726	142	0.20%	396,618	216	0.22%
Other borrowings	191,981	1,359	2.85%	206,083	1,420	2.76%
Total interest-bearing liabilities	6,468,518	7,966	0.50%	6,619,417	11,572	0.70%
Noninterest-bearing demand deposits	1,998,077			1,714,778
Other liabilities	104,628			98,154
Shareholders' equity	1,255,716			1,181,776
Total Liabilities and Shareholders' Equity	$9,826,939			$9,614,125

Net Interest Margin		89,859	4.15%		91,459	4.29%

Less tax equivalent adjustment		3,411			3,629

Net Interest Margin per Consolidated Statements of Income		$86,448			$87,830

Yield/Rate Analysis Table
($ in thousands)

	Six Months Ended June 30,
	2012			2011

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$7,439	$11	0.30%	$7,579	$15	0.40%
Securities - taxable	2,366,227	35,736	3.04%	2,182,653	40,366	3.73%
Securities - nontaxable	184,567	4,188	4.56%	174,658	4,243	4.90%
Loans (including acquired loans and LHFS)	6,107,702	156,764	5.16%	6,114,599	159,318	5.25%
Other earning assets	31,878	666	4.20%	39,896	665	3.36%
Total interest-earning assets	8,697,813	197,365	4.56%	8,519,385	204,607	4.84%
Cash and due from banks	252,211			219,415
Other assets	933,092			918,620
Allowance for loan losses	(92,143)			(95,415)
Total Assets	$9,790,973			$9,562,005

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,948,062	13,818	0.47%	$5,808,741	19,655	0.68%
Federal funds purchased and securities sold under repurchase agreements	358,998	313	0.18%	521,555	554	0.21%
Other borrowings	194,238	2,773	2.87%	285,657	2,973	2.10%
Total interest-bearing liabilities	6,501,298	16,904	0.52%	6,615,953	23,182	0.71%
Noninterest-bearing demand deposits	1,933,918			1,667,926
Other liabilities	113,648			107,229
Shareholders' equity	1,242,109			1,170,897
Total Liabilities and Shareholders' Equity	$9,790,973			$9,562,005

Net Interest Margin		180,461	4.17%		181,425	4.29%

Less tax equivalent adjustment		7,069			7,220

Net Interest Margin per Consolidated Statements of Income		$173,392			$174,205

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, LHFI for the six months of 2012 totaled $3.9 million, or 0.13% of average loans, compared with $15.7 million, or 0.52% of average loans, for the same time period in 2011.  Reduced loan provisioning during the first six months of 2012 was a result of decreased levels of criticized LHFI, lower net charge-offs, adequate reserves established in prior periods for both new and existing impaired LHFI, net loan risk rate upgrades and a smaller overall loan portfolio.

Provision for Loan Losses, LHFI
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Florida	$(770)	$5,633	$(31)	$8,657
Mississippi (1)	1,141	1,331	5,293	2,402
Tennessee (2)	839	157	810	1,776
Texas	(560)	995	(2,129)	2,818
Total provision for loan losses, LHFI	$650	$8,116	$3,943	$15,653

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

See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the provision for loan losses, LHFI, which includes the table of nonperforming assets.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Noninterest income represented 33.6% and 33.3% of total revenue, before securities gains, net for the first three and six months of 2012 and 34.6% and 32.2% of total revenue, before securities gains, net for the first three and six months of 2011, respectively.  Total noninterest income before securities gains, net for the first six months of 2012 totaled $86.5 million, an increase of $3.8 million, or 4.5%, when compared to the same period in 2011.  The comparative components of noninterest income for the periods ended June 30, 2012 and 2011 are shown in the accompanying table:

Noninterest Income
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Service charges on deposit accounts	$12,614	$12,851	$(237)	-1.8%	$24,825	$24,758	$67	0.3%
Mortgage banking, net	11,184	6,269	4,915	78.4%	18,479	10,991	7,488	68.1%
Bank card and other fees	8,179	6,854	1,325	19.3%	15,543	13,329	2,214	16.6%
Insurance commissions	7,179	6,862	317	4.6%	13,785	13,374	411	3.1%
Wealth management	5,762	5,760	2	0.0%	11,263	11,746	(483)	-4.1%
Other, net	(1,150)	7,785	(8,935)	n/m	2,608	8,547	(5,939)	-69.5%
Total Noninterest Income before securities gains, net	43,768	46,381	(2,613)	-5.6%	86,503	82,745	3,758	4.5%
Security (losses) gains, net	(8)	51	(59)	n/m	1,042	58	984	n/m
Total Noninterest Income	$43,760	$46,432	$(2,672)	-5.8%	$87,545	$82,803	$4,742	5.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first six months of 2012 totaled $24.8 million, an increase of $67 thousand from the same time period in 2011.  This slight increase was principally due to the monthly service charge fee on a personal account product Trustmark began offering during the fourth quarter of 2011.  As previously reported, Trustmark continues to review selected components of its overdraft programs, specifically its processing sequences.  A modification presently under review may reduce service charges included in noninterest income by approximately $2.5 million on an annual basis in future periods.

Mortgage Banking, Net

Net revenues from mortgage banking were $18.5 million during the first six months of 2012 compared with $11.0 million for the same time period in 2011.  As shown in the accompanying table, net mortgage servicing income increased to $7.8 million for the first six months of 2012 compared to $7.3 million for the same time period in 2011.  Loans serviced for others totaled $4.8 billion at June 30, 2012 compared with $4.5 billion at June 30, 2011.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Mortgage servicing income, net	$3,891	$3,713	$178	4.8%	$7,777	$7,327	$450	6.1%
Change in fair value-MSR from runoff	(2,320)	(1,455)	(865)	-59.5%	(4,426)	(2,746)	(1,680)	-61.2%
Gain on sales of loans, net	6,302	1,852	4,450	n/m	12,771	4,953	7,818	n/m
Other, net	3,139	448	2,691	n/m	3,203	(517)	3,720	n/m
Mortgage banking income before hedge ineffectiveness	11,012	4,558	6,454	n/m	19,325	9,017	10,308	n/m
Change in fair value-MSR from market changes	(5,926)	(4,931)	(995)	20.2%	(5,678)	(4,674)	(1,004)	21.5%
Change in fair value of derivatives	6,098	6,642	(544)	-8.2%	4,832	6,648	(1,816)	-27.3%
Net positive (negative) hedge ineffectiveness	172	1,711	(1,539)	-89.9%	(846)	1,974	(2,820)	n/m
Mortgage banking, net	$11,184	$6,269	$4,915	78.4%	$18,479	$10,991	$7,488	68.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $12.8 million during the first six months of 2012 compared with $5.0 million for the same time period in 2011.  The growth in the gain on sales of loans during the first six months of 2012 resulted from an increase in loan sales from secondary marketing activities as well as higher profit margins.  Loan sales totaled $794.8 million during the first six months of 2012, an increase of $358.8 million when compared with the same time period in 2011.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net positive ineffectiveness of $172 thousand and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, as well as a net negative ineffectiveness of $846 thousand and a net positive ineffectiveness of $2.0 million experienced for the six months ended June 30, 2012 and 2011, respectively.

Other mortgage banking income, net increased by approximately $3.7 million when comparing the six months ended June 30, 2012 with the same period in 2011 and resulted primarily from a net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Bank Card and Other Fees

Bank card and other fees totaled $15.5 million during the first six months of 2012 compared with $13.3 million for the same time period in 2011.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increase was primarily the result of increased debit card usage and other banking fees.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2011, the annual measurement date, Trustmark had assets of less than $10.0 billion; therefore, no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to noninterest income is expected during 2012. However, if and when Trustmark has assets of greater than $10.0 billion, the effect of the FRB final rule could reduce noninterest income by approximately $6.0 million to $8.0 million on an annual basis.  Trustmark expects to have assets greater than $10.0 billion following the closing of the proposed merger with BancTrust which, subject to approval by regulatory authorities and BancTrust’s shareholders, is expected to occur in the fourth quarter of 2012.  For more information on the proposed merger with BancTrust, please see Note 2 - Business Combinations in the accompanying notes to the consolidated financial statements included elsewhere in this report.  Management is continuing to evaluate Trustmark’s product structure and services to offset any potential impact of the FRB final rule.

Insurance Commissions

Insurance commissions were $13.8 million during the first six months of 2012 compared with $13.4 million for the same time period in 2011.  The increase in insurance commissions experienced during the first six months of 2012 was led by commission volume on commercial property and casualty policies and by a small improvement in personal coverage.  Improvements in these business lines compensated for a small decline in construction bonding due to a weak contractors’ market and lower life insurance sales.  Downward rate pressures on insurable risks have begun to subside, with some lines experiencing price increases.  General business activity outside of construction has slightly improved which resulted in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management income totaled $11.3 million for the first six months of 2012 compared with $11.7 million for the same time period in 2011.  Wealth management consists of income related to investment management, trust and brokerage services.  Brokerage services experienced slight declines when compared to the same period last year, however, has shown an improved trend over revenue in fourth quarter 2011.  The remaining revenue declines are mostly attributed to investment advisory and retirement plan services.  These fees tend to lag the performance of the financial markets and are expected to improve in response to recent positive market performance.  At June 30, 2012 and 2011, Trustmark held assets under management and administration of $8.7 billion and $7.6 billion, respectively, and brokerage assets of $1.2 billion and $1.3 billion, respectively.

On June 27, 2012, Trustmark and Federated Investors, Inc. (Federated), one of the nation’s largest investment managers, announced that a definitive agreement had been reached between Federated, TIA and TNB in connection with the proposed reorganization of approximately $903 million in assets, including about $571 million in money market fund assets, of the funds of Performance Funds Trust (Performance Funds) into Federated funds with similar investment objectives.  Under the agreement, TIA will sell certain assets relating to its management of the Performance Funds to Federated or certain Federated advisory subsidiaries.

The Performance Funds Trust’s Board of Trustees determined to recommend to shareholders of the Performance Funds that they vote to approve the applicable reorganization.  The reorganization of each Performance Fund is subject to approval by the shareholders of the applicable Performance Fund and the satisfaction of certain other conditions of closing.  It is anticipated that a meeting of shareholders of the Performance Funds to approve the proposed reorganizations will take place in September 2012.  Once the proposed reorganizations are completed, TIA will no longer serve as investment adviser or custodian to the Performance Funds.  Performance Funds held by Trustmark wealth management clients at the time of reorganization will be converted to various pre-determined Federated funds.  While not a material transaction financially, this transaction will allow Trustmark to fully embrace open architecture in its wealth management business and focus additional resources on managing client relationships.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented:

Other Income, Net
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,491)	$(1,137)	$(354)	31.1%	$(2,913)	$(2,259)	$(654)	29.0%
Bargain purchase gain on acquisition	881	7,456	(6,575)	88.2%	3,635	7,456	(3,821)	51.2%
Decrease in FDIC indemnification asset	(2,289)	-	(2,289)	100.0%	(2,370)	-	(2,370)	100.0%
Other miscellaneous income	1,749	1,466	283	19.3%	4,256	3,350	906	27.0%
Total other, net	$(1,150)	$7,785	$(8,935)	n/m	$2,608	$8,547	$(5,939)	-69.5%

 n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for the first six months of 2012 was $2.6 million compared with $8.5 million for the same time period in 2011.  The decrease of $5.9 million during the first six months of 2012 reflects a writedown of the FDIC indemnification asset of $2.3 million on acquired covered loans obtained from Heritage as a result of loans payoffs and improved cash flow projections and lower loss expectations for loans pools combined with a bargain purchase gain of $3.6 million resulting from TNB’s acquisition of Bay Bank during the first quarter of 2012.  The change in 2012 was more than offset by a bargain purchase gain of $7.5 million resulting from TNB’s acquisition of Heritage during the second quarter of 2011.  During the first quarter of 2012, Trustmark initially recorded a bargain purchase gain of $2.8 million on the Bay Bank acquisition which was subsequently increased by $881 thousand during the second quarter of 2012 as the fair values associated with the acquisition were finalized.  The increase in other miscellaneous income for the first six months of 2012 was primarily due to the receipt of a $780 thousand non-refundable arranger fee as lead syndicator for a large syndicated loan.

Noninterest Expense

Trustmark’s noninterest expense for the first six months of 2012 increased $12.4 million, or 7.7%, when compared with the same time period in 2011.  Excluding business combinations, noninterest expense for the first six months of 2012 increased $8.0 million, or 5.0%, when compared with the same time period in 2011.  The increase during the first six months of 2012 was primarily attributable to growth in salaries and benefits, loan expenses, and non-routine transaction expenses relating to the Bay Bank acquisition, offset by declines in other real estate writedowns and FDIC assessment expense.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for the periods ended June 30, 2012 and 2011 are shown in the accompanying table:

Noninterest Expense
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Salaries and employee benefits	$46,959	$44,203	$2,756	6.2%	$93,391	$88,239	$5,152	5.8%
Services and fees	11,750	10,780	970	9.0%	22,497	21,050	1,447	6.9%
Equipment expense	5,183	4,856	327	6.7%	10,095	10,000	95	1.0%
Net occupancy-premises	4,954	5,050	(96)	-1.9%	9,892	10,123	(231)	-2.3%
ORE/Foreclosure expense:
Writedowns	1,682	4,389	(2,707)	-61.7%	4,090	6,392	(2,302)	-36.0%
Carrying costs	706	315	391	n/m	2,200	1,525	675	44.3%
Total ORE/Foreclosure expense	2,388	4,704	(2,316)	-49.2%	6,290	7,917	(1,627)	-20.6%
FDIC assessment expense	1,826	1,938	(112)	-5.8%	3,601	4,688	(1,087)	-23.2%
Other expense	14,899	9,817	5,082	51.8%	27,967	19,349	8,618	44.5%
Total noninterest expense	$87,959	$81,348	$6,611	8.1%	$173,733	$161,366	$12,367	7.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $93.4 million for the first six months of 2012 compared with $88.2 million for the same time period in 2011.  This increase primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance and higher costs for employee retirement programs as well as $1.6 million in additional salaries and employee benefits resulting from the Bay Bank acquisition.  Salaries and employee benefits expense for Bay Bank included a non-routine transaction expense of $672 thousand for change in control and severance expense.

ORE/Foreclosure Expense

ORE/Foreclosure expense totaled $6.3 million for the first six months of 2012 compared with $7.9 million for the same time period in 2011.  The decline in ORE/Foreclosure expense can be primarily attributed to a decrease in other real estate writedowns of $2.3 million, or 36.0%, during the first six months of 2012.  The decrease in other real estate writedowns is a result of stabilizing property values and adequate reserves established in prior periods.

FDIC Assessment Expense

During the first six months of 2012, FDIC insurance expense decreased $1.1 million, or 23.2% when compared with the same time period in 2011 and resulted from the implementation of the FDIC’s revised deposit insurance assessment methodology during the second quarter of 2011.  As required by the Dodd-Frank Act, on April 1, 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at June 30, 2012, Trustmark benefitted from the change in the assessment methodology.  Should Trustmark qualify as a large institution, generally one with at least $10.0 billion in assets, Management estimates the change in the assessment methodology would have an immaterial impact on Trustmark’s results of operations.

Other Expense

Other noninterest expense consisted of the following for the periods presented:

Other Expense
($ in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Loan expense	$8,299	$4,139	$4,160	n/m	$13,824	$7,812	$6,012	77.0%
Non-routine transaction expenses on acquisition	-	-	-	0.0%	1,917	-	1,917	100.0%
Amortization of intangibles	1,028	783	245	31.3%	1,738	1,538	200	13.0%
Other miscellaneous expense	5,572	4,895	677	13.8%	10,488	9,999	489	4.9%
Total other expense	$14,899	$9,817	$5,082	51.8%	$27,967	$19,349	$8,618	44.5%

 n/m - percentage changes greater than +/- 100% are not considered meaningful

During the first six months of 2012, other expenses increased $8.6 million, or 44.5%, compared to the same time period in 2011. The growth in other expenses during the first six months of 2012 was primarily due to an increase in loan expenses that resulted from higher mortgage foreclosure expenses and a non-routine transaction expense for contract termination and other expenses of $1.9 million resulting from the Bay Bank acquisition.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2012 were $7.1 million compared to $1.1 million during the same time period in 2011.   During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan repurchase exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4 million in the second quarter.  At June 30, 2012, the reserve for mortgage loan repurchases totaled $9.2 million.  Notwithstanding significant changes in future behaviors and the demand patterns of investors, Trustmark believes that it has appropriately reserved for potential mortgage loan repurchase requests.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the six months ended June 30, 2012 and 2011.

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

TNB’s acquisition of Bay Bank contributed approximately $1.7 million to net interest income, $3.9 million to noninterest income and $4.1 million to noninterest expense of the General Banking Division during the first six months of 2012, which are also included in the current period balances shown in the following three paragraphs.

Net interest income for the six months ended June 30, 2012 decreased $881 thousand when compared with the same time period in 2011. The decline in net interest income is mostly due to the downward repricing of loans and securities, partially offset by improvements in the accreted yield of acquired covered loans as well as modest declines in the cost of interest-bearing deposits.  The provision for loan losses, net for the six months ended June 30, 2012 totaled $5.4 million compared to $15.6 million for the same period in 2011, a decrease of $10.2 million, or 65.5%.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI located elsewhere in this document.

Noninterest income for the General Banking Division increased $4.8 million during the first six months of 2012 compared to the same time period in 2011.  Noninterest income for the General Banking Division represents 26.7% of total revenues for the first six months of 2012 as opposed to 25.1% for the same time period in 2011, and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division increased $12.9 million during the first six months of 2012 when compared with the same time period in 2011.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group and the Trust group are the primary service providers in this segment.  TIA, a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts as well as The Performance Fund Family of Mutual Funds.  During the second quarter of 2012, Trustmark announced the sale of the Performance Funds.  Once the transaction is completed, TIA will no longer serve as investment advisor or custodian to the Performance Funds.  For more information on the sale of the Performance Funds, please see the description included in Noninterest Income located elsewhere in this document.

During the first six months of 2012, net income for the Wealth Management Division decreased $130 thousand, or 6.7%, when compared to the same time period in 2011.  Noninterest income decreased $490 thousand when the first six months of 2012 are compared to the same time period in 2011.  The decrease in noninterest income was due to slight declines in brokerage services and below-trend fee revenues on investment advisory and retirement plan services.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first six months of 2012, net income for the Insurance Division increased $465 thousand, or 28.4%, when compared to the same time period in 2011.  Noninterest income increased $412 thousand when the first six months of 2012 are compared to the same time period in 2011.  The increase in noninterest income was primarily due to higher commission volume on commercial property and casualty policies.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

Income Taxes

For the six months ended June 30, 2012, Trustmark’s combined effective tax rate was 27.0% compared to 30.5% for the same time period in 2011.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits and historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial changes in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under reverse repurchase agreements. Average earning assets totaled $8.698 billion, or 88.8% of total assets, at June 30, 2012, compared with $8.534 billion, or 89.1% of total assets, at December 31, 2011, an increase of $164.0 million, or 1.9%.

Securities

When compared with December 31, 2011, total investment securities increased by $114.0 million during the first six months of 2012.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and paydowns.  $26.3 million of the increase in securities can be attributed to the Bay Bank acquisition.  During the first six months of 2012, Trustmark sold approximately $33.8 million in securities, generating a gain of $1.0 million, compared with $23.0 million sold during the same time period in 2011, which generated a gain of $51 thousand.

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of portfolio.  The weighted-average life of the portfolio was little changed, only decreasing to 3.4 years at June 30, 2012 compared to 3.6 years at December 31, 2011.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  At June 30, 2012, AFS securities totaled $2.593 billion, which represented 98.2% of the securities portfolio, compared to $2.469 billion, or 97.7%, at December 31, 2011.  At June 30, 2012, unrealized gains, net on AFS securities totaled $71.4 million compared with unrealized gains, net of $73.7 million at December 31, 2011.  At June 30, 2012, AFS securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of U.S. Government sponsored agencies, asset-backed securities, and corporate debt securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2012, HTM securities totaled $47.9 million and represented 1.8% of the total portfolio, compared with $57.7 million, or 2.3%, at December 31, 2011.

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

As of June 30, 2012, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain U.S. Government sponsored agencies which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at June 30, 2012:

Securities Portfolio by Credit Rating (1)
($ in thousands)

	June 30, 2012
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,306,198	91.5%	$2,365,136	91.2%
Aa1 to Aa3	135,193	5.4%	142,757	5.5%
A1 to A3	13,127	0.5%	13,942	0.5%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	66,870	2.7%	70,972	2.7%
Total securities available for sale	$2,521,388	100.0%	$2,592,807	100.0%

Securities Held to Maturity
Aaa	$9,516	19.9%	$10,088	19.2%
Aa1 to Aa3	22,051	46.1%	25,481	48.4%
A1 to A3	2,048	4.3%	2,117	4.0%
Baa1 to Baa3	534	1.1%	562	1.1%
Not Rated (2)	13,718	28.7%	14,421	27.4%
Total securities held to maturity	$47,867	100.0%	$52,669	100.0%

(1)	- Credit ratings obtained from Moody's Investors Service.
(2)	- Not rated issues primarily consist of Mississippi municipal general obligations.

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2012, approximately 91.2% of the available for sale securities are rated Aaa and the same is true with respect to 19.9% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At June 30, 2012, loans held for sale totaled $286.2 million, consisting of $236.6 million of residential real estate mortgage loans in the process of being sold to third parties and $49.6 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2011, loans held for sale totaled $216.6 million, consisting of $157.7 million in residential real estate mortgage loans in the process of being sold to third parties and $58.8 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2012 or 2011.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at June 30, 2012 totaled $5.651 billion compared to $5.857 billion at December 31, 2011, a decrease of $206.9 million.  These declines are directly attributable to paydowns in 1-4 family mortgage loans as well as a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans, and the decision in prior years to discontinue indirect consumer auto loan financing.  The 1-4 family mortgage loan portfolio declined $139.1 million due to paydowns in the portfolio since December 31, 2011.  The $9.7 million decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Florida and Mississippi markets of approximately $16.7 million since December 31, 2011.  The consumer loan portfolio decrease of $47.0 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at June 30, 2012 was $49.0 million compared with $85.1 million at December 31, 2011.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented:

LHFI by Type
($ in thousands)

	June 30,	December 31,
	2012	2011
Real estate loans:
Construction, land development and other land loans	$464,349	$474,082
Secured by 1- 4 family residential properties	1,621,865	1,760,930
Secured by nonfarm, nonresidential properties	1,392,293	1,425,774
Other real estate secured	192,376	204,849
Commercial and industrial loans	1,142,282	1,139,365
Consumer loans	196,718	243,756
Other loans	640,665	608,728
LHFI	5,650,548	5,857,484
Less allowance for loan losses, LHFI	84,809	89,518
Net LHFI	$5,565,739	$5,767,966

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

The LHFI composition by region at June 30, 2012 is illustrated in the following tables and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	June 30, 2012

LHFI Composition by Region (1)	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$464,349	$89,082	$224,822	$32,692	$117,753
Secured by 1-4 family residential properties	1,621,865	56,097	1,395,357	141,644	28,767
Secured by nonfarm, nonresidential properties	1,392,293	152,491	749,681	164,270	325,851
Other	192,376	8,815	136,719	5,020	41,822
Commercial and industrial loans	1,142,282	14,630	775,678	81,314	270,660
Consumer loans	196,718	1,374	170,972	19,934	4,438
Other loans	640,665	25,165	543,222	21,910	50,368
LHFI	$5,650,548	$347,654	$3,996,451	$466,784	$839,659

Construction, Land Development and Other Land Loans by Region (1)
Lots	$58,972	$35,499	$17,311	$1,617	$4,545
Development	103,956	9,036	55,825	5,974	33,121
Unimproved land	154,849	42,335	68,518	16,763	27,233
1-4 family construction	74,250	1,933	57,212	2,369	12,736
Other construction	72,322	279	25,956	5,969	40,118
Construction, land development and other land loans	$464,349	$89,082	$224,822	$32,692	$117,753

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$158,044	$41,004	$63,709	$23,310	$30,021
Office	137,786	37,259	68,996	9,772	21,759
Nursing homes/assisted living	92,772	-	83,302	4,238	5,232
Hotel/motel	82,176	8,593	28,754	17,442	27,387
Industrial	52,954	8,677	13,521	269	30,487
Health care	16,620	-	10,735	149	5,736
Convenience stores	9,393	196	4,461	1,468	3,268
Other	137,788	15,667	70,850	6,606	44,665
Total income producing loans	687,533	111,396	344,328	63,254	168,555

Owner-occupied:
Office	116,381	16,116	68,697	6,872	24,696
Churches	87,073	2,066	51,605	28,325	5,077
Industrial warehouses	94,212	2,375	51,604	325	39,908
Health care	95,299	10,469	50,794	16,461	17,575
Convenience stores	60,977	1,452	37,375	5,199	16,951
Retail	38,809	4,259	26,205	1,736	6,609
Restaurants	34,682	594	26,038	6,687	1,363
Auto dealerships	20,269	499	17,829	1,874	67
Other	157,058	3,265	75,206	33,537	45,050
Total owner-occupied loans	704,760	41,095	405,353	101,016	157,296

Loans secured by nonfarm, nonresidential properties	$1,392,293	$152,491	$749,681	$164,270	$325,851

(1)	Excludes acquired loans.

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At June 30, 2012, Trustmark held “alt A” mortgages with an aggregate principal balance of $3.5 million (0.10% of total loans secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

Allowance for Loan Losses, LHFI

The allowance for loan losses, LHFI is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified LHFI as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  Accordingly, the allowance is based upon both past events and current economic conditions.

Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual LHFI considered impaired, estimated identified losses on various pools of loans and/or groups of risk rated LHFI with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.

Trustmark’s allowance for loan loss methodology is based on guidance provided in SAB No. 102 as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming LHFI; changes in levels and trends of net charge-offs; and changes in interest rates and collateral, financial and underwriting exceptions.
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

At June 30, 2012, the allowance for loan losses, LHFI was $84.8 million, a decrease of $4.7 million when compared with December 31, 2011.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at June 30, 2012, was 186.5%, compared to 194.2% at December 31, 2011.  Allocation of Trustmark’s $84.8 million allowance for loan losses, LHFI represented 1.81% of commercial LHFI and 0.81% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.50% as of June 30, 2012.  This compares with an allowance to total LHFI of 1.53% at December 31, 2011, which was allocated to commercial LHFI at 1.91% and to consumer and mortgage LHFI at 0.76%.

Net charge-offs for the first six months of 2012 totaled $8.7 million, or 0.29% of average loans, compared to $22.3 million, or 0.74% of average loans, during the same time period in 2011.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs exceeded the provisions for Florida and Texas for the first six months of 2012 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs (1)
($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Florida	$4,491	$7,880	$5,986	$13,358
Mississippi (2)	1,751	3,401	2,002	3,811
Tennessee (3)	536	324	759	1,303
Texas	(58)	3,063	(95)	3,845
Total net charge-offs	$6,720	$14,668	$8,652	$22,317

(1)	- Excludes Acquired Loans
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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets totaled $173.4 million at June 30, 2012, a decrease of $16.1 million relative to December 31, 2011.  Collectively, total nonperforming assets to total nonacquired loans and noncovered other real estate at June 30, 2012 was 2.88% compared to 3.08% at December 31, 2011.  During the first six months of 2012, nonperforming LHFI decreased $10.8 million, or 9.8%, relative to December 31, 2011 to total $99.7 million, or 1.68% of total nonacquired loans.  Foreclosed real estate, excluding covered other real estate, decreased $2.0 million from the prior quarter to total $73.7 million.

Nonperforming Assets (1)
($ in thousands)

	June 30, 2012	December 31, 2011
Nonaccrual LHFI
Florida	$22,260	$23,002
Mississippi (2)	47,322	46,746
Tennessee (3)	11,171	15,791
Texas	18,927	24,919
Total nonaccrual LHFI	99,680	110,458
Other real estate
Florida	23,324	29,963
Mississippi (2)	19,511	19,483
Tennessee (3)	18,850	16,879
Texas	11,988	12,728
Total other real estate	73,673	79,053
Total nonperforming assets	$173,353	$189,511

Nonperforming assets/total loans (including loans held for sale) and ORE	2.88%	3.08%

Loans Past Due 90 days or more and still Accruing
LHFI	$1,843	$4,230

Serviced GNMA loans eligible for repurchase (4)	$35,270	$39,379

(1)	- Excludes Acquired Loans and Covered Other Real Estate
(2)	- Mississippi includes Central and Southern Mississippi Regions
(3)	- Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4)	- No obligation to repurchase

See the previous discussion of Loans Held for Sale for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

The following table illustrates nonaccrual LHFI by loan type for the periods presented:

Nonaccrual LHFI by Loan Type (1)
($ in thousands)
	June 30, 2012	December 31, 2011
Construction, land development and other land loans	$35,260	$40,413
Secured by 1-4 family residential properties	24,101	24,348
Secured by nonfarm, nonresidential properties	29,496	23,981
Other loans secured by real estate	4,604	5,871
Commercial and industrial	5,560	14,148
Consumer loans	496	825
Other loans	163	872
Total Nonaccrual LHFI by Type	$99,680	$110,458

(1)	- Excludes Acquired Loans

The following table illustrates other real estate by type of property for the periods presented:

Other Real Estate by Property Type (1)
($ in thousands)

	June 30, 2012	December 31, 2011
Construction, land development and other land properties	$47,343	$53,834
1-4 family residential properties	9,777	10,557
Nonfarm, nonresidential properties	16,215	13,883
Other real estate properties	338	779
Total other real estate	$73,673	$79,053

(1)	- Excludes Covered Other Real Estate

The following table illustrates writedowns of other real estate by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Florida	$552	$2,464	$2,468	$3,054
Mississippi (2)	764	1,434	732	2,488
Tennessee (3)	115	160	388	449
Texas	251	331	502	401
Total writedowns of other real estate	$1,682	$4,389	$4,090	$6,392

(1)	- Excludes Covered Other Real Estate
(2)	- Mississippi includes Central and Southern Mississippi Regions
(3)	- Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans, consisted of the following:

Acquired Loans
($ in thousands)

	June 30, 2012		December 31, 2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,683	$13,154	$4,209	$-
Secured by 1-4 family residential properties	27,218	18,954	31,874	76
Secured by nonfarm, nonresidential properties	27,464	53,272	30,889	-
Other	4,580	512	5,126	-
Commercial and industrial loans	1,382	4,822	2,971	69
Consumer loans	205	3,153	290	4,146
Other loans	1,483	146	1,445	72
Acquired loans	66,015	94,013	76,804	4,363
Less allowance for loan losses, acquired loans	1,464	62	502	-
Net acquired loans	$64,551	$93,951	$76,302	$4,363

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.

On March 16, 2012, TNB completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  TNB elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

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

TNB accounts for acquired impaired loans under FASB ASC Topic 310-30.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that TNB would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.  TNB acquired $5.9 million and $3.8 million of revolving credit agreements, at fair value, in the Bay Bank and Heritage acquisitions, respectively, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, TNB has accounted for such revolving covered loans in accordance with accounting requirements for acquired nonimpaired loans.

The following table illustrates changes in the carrying value of the acquired loans for the periods presented:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (2)	Impaired	Not ASC 310-30 (2)
Carrying value at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-	-	91,987	5,927
Accretion to interest income	4,434	115	1,287	69
Payments received, net	(13,403)	(983)	(9,283)	(627)
Other	(1,091)	139	457	(167)
Less allowance for loan losses, acquired loans	(962)	-	(62)	-
Carrying value at June 30, 2012	$61,109	$3,442	$88,736	$5,215

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.
(2)	"Acquired Not ASC 31-30" loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans,which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Fair value of loans acquired from Bay Bank on March 16, 2012.

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition, such as Heritage, that is subject to a FDIC loss-share agreement is referred to as covered other real estate and reported separately in Trustmark’s consolidated balance sheets.  Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC.  Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value.

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

Covered other real estate by type of property consisted of the following for the periods presented:

Covered Other Real Estate by Property Type
($ in thousands)

	June 30,	December 31,
	2012	2011
Construction, land development and other land properties	$1,304	$1,304
1-4 family residential properties	1,379	889
Nonfarm, nonresidential properties	3,799	4,022
Other real estate properties	-	116
Total covered other real estate	$6,482	$6,331

For the six months ended June 30, 2012, changes and gains (losses), net on covered other real estate were as follows:

Change in Covered Other Real Estate
($ in thousands)

Balance at January 1, 2012	$6,331
Transfers from covered loans	1,361
FASB ASC 310-30 adjustment for the residual recorded investment	(4)
Net transfers from covered loans	1,357
Disposals	(978)
Writedowns	(228)
Balance at June 30, 2012	$6,482

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$414

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

During the second quarter of 2012, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the second quarter of 2012, other income included a write-down of the FDIC indemnification asset of $2.3 million on covered loans as a result of loan pay offs and improved cash flow projections and lower loss expectations for loan pools.

The following table illustrates changes in the FDIC indemnification asset for the periods presented:

FDIC Indemnification Asset
($ in thousands)

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	128
Transfers to FDIC claims receivable	(733)
Change in expected cash flows (1)	(2,299)
Change in FDIC true-up provision	(135)
Balance at June 30, 2012	$25,309

(1) The decrease was due to loan payoffs, improved cash flow projections and lower loss expectations for covered loans.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $736 thousand and $601 thousand at June 30, 2012 and December 31, 2011, respectively.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $6.7 million at June 30, 2012, a decrease of $2.5 million when compared with December 31, 2011.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.996 billion at June 30, 2012, compared with $7.566 billion at December 31, 2011, an increase of $429.5 million, or 5.7%.  The growth in deposits is a combination of increases in both interest-bearing deposits and noninterest-bearing deposits of $399.7 million and $29.8 million, respectively.  The increase in interest-bearing deposits resulted primarily from seasonal growth in public deposits as well as $134.7 million in deposits from the Bay Bank acquisition.  Partially offsetting the increase in interest-bearing deposits was a decrease in certificate of deposit account balances, excluding Bay Bank, of $100.9 million as Trustmark continued its efforts to reduce high-cost deposit balances.  The increase in noninterest-bearing deposits is primarily due to $57.4 million in deposits from the Bay Bank.  Excluding Bay Bank, Trustmark experienced a decline in noninterest-bearing deposits among all categories of $27.6 million.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances.  Short-term borrowings totaled $376.3 million at June 30, 2012, a decrease of $315.9 million, when compared with $692.1 million at December 31, 2011.  Of these amounts, $297.2 million and $239.4 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The decrease in short-term borrowings resulted primarily from declines of $306.8 million in federal funds purchased and securities sold under repurchase agreements as funding pressures lessened due to strong deposit growth.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act and RICO.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2012 and 2011, Trustmark had commitments to extend credit of $1.7 billion and $1.6 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a first party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At June 30, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $157.1 million and $170.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At June 30, 2012, Trustmark’s total shareholders’ equity was $1.258 billion, an increase of $43.5 million from its level at December 31, 2011.  During the first six months of 2012, shareholders’ equity increased primarily as a result of net income of $59.7 million and the $12.0 million of common stock issued in the Bay Bank acquisition, and was offset by common stock dividends of $29.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of June 30, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2012, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,135,178	17.12%	$530,551	8.00%	n/a	n/a
Trustmark National Bank	1,097,268	16.74%	524,509	8.00%	$655,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,012,353	15.26%	$265,275	4.00%	n/a	n/a
Trustmark National Bank	976,735	14.90%	262,255	4.00%	$393,382	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,012,353	10.63%	$285,734	3.00%	n/a	n/a
Trustmark National Bank	976,735	10.38%	282,257	3.00%	$470,428	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2012 and 2011 were $0.46.  Trustmark’s indicated dividend for 2012 is $0.92 per common share, which is the same as dividends per common share in 2011.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.882 billion for the first six months of 2012 and represented approximately 80.5% of average liabilities and shareholders’ equity when compared to average deposits of $7.477 billion, which represented 78.2% of average liabilities and shareholders’ equity for the same time period in 2011.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2012, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $40.9 million compared to $42.1 million at December 31, 2011.  At June 30, 2012, Trustmark had $49.8 million in term fixed-rate brokered CDs outstanding, compared with $49.7 million outstanding brokered CDs at December 31, 2011.

At June 30, 2012, Trustmark had no upstream Federal funds purchased, compared to $365.0 million at December 31, 2011.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided $2.1 million in advances at June 30, 2012, compared with $2.5 million in advances at December 31, 2011.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.964 billion at June 30, 2012.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2012, Trustmark had approximately $284.0 million available in repurchase agreement capacity compared to $603.0 million at December 31, 2011.

Another borrowing source is the Discount Window.  At June 30, 2012, Trustmark had approximately $817.6 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $777.4 million at December 31, 2011.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At June 30, 2012, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At June 30, 2012, Trustmark had $74.4 million in Eurodollar deposits outstanding.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $627.5 million at June 30, 2012, with a negative valuation adjustment of $949 thousand, compared to $317.0 million, with a negative valuation adjustment of $1.5 million as of December 31, 2011.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $172 thousand and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, as well as a net negative ineffectiveness of $846 thousand experienced for the six months ended June 30, 2012 and a net positive ineffectiveness of $2.0 million experienced for the six months ended June 30, 2011.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because the derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of June 30, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $264.2 million related to this program, compared to $71.2 million as of December 31, 2011.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.5 million compared to $1.8 million as of December 31, 2011.  As of June 30, 2012, Trustmark had posted collateral with a market value of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of June 30, 2012, Trustmark had entered into one risk participation agreement as a beneficiary with an aggregate notional amount of $6.0 million, compared to no transactions as of December 31, 2011. The fair value of this risk participation agreement was immaterial at June 30, 2012.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may decrease 0.6% and 2.2% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at June 30, 2012 and 2011, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at June 30, 2012, it is estimated that net interest income may decrease by 4.9% compared to a 3.6% decrease at June 30, 2011.  At June 30, 2012 and 2011, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at June 30, 2012 and 2011:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2012	2011
Change in Interest Rates
+200 basis points	-0.6%	-2.2%
+100 basis points	-0.3%	-1.2%
-100 basis points	-4.9%	-3.6%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of June 30, 2012, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 3.9%, compared to a net portfolio value increase of 0.6% in June 30, 2011.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 6.5%, compared to a net portfolio value decrease of 6.0% at June 30, 2011.  The following table summarizes the effect that various rate shifts would have on net portfolio value at June 30, 2012 and 2011:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2012	2011
Change in Interest Rates
+200 basis points	3.9%	0.6%
+100 basis points	3.5%	1.7%
-100 basis points	-6.5%	-6.0%

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act and RICO.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

Trustmark did not engage in any unregistered sales of equity securities during the second quarter of 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 8, 2012	DATE:	August 8, 2012