Form 10-Q
period 2012-09-30
TRUSTMARK CORP
filed 2012-11-07
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 64,780,289 shares outstanding of the registrant’s common stock (no par value).

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks (noninterest-bearing)	$209,188	$202,625
Federal funds sold and securities purchased under reverse repurchase agreements	5,295	9,258
Securities available for sale (at fair value)	2,724,446	2,468,993
Securities held to maturity (fair value: $50,272-2012; $62,515-2011)	45,484	57,705
Loans held for sale (LHFS)	324,897	216,553
Loans held for investment (LHFI)	5,527,963	5,857,484
Less allowance for loan losses, LHFI	83,526	89,518
Net LHFI	5,444,437	5,767,966
Acquired loans:
Noncovered loans	83,110	-
Covered loans	64,503	76,804
Less allowance for loan losses, acquired loans	4,343	502
Net acquired loans	143,270	76,302
Net LHFI and acquired loans	5,587,707	5,844,268
Premises and equipment, net	155,467	142,582
Mortgage servicing rights	44,211	43,274
Goodwill	291,104	291,104
Identifiable intangible assets	18,327	14,076
Other real estate, excluding covered other real estate	82,475	79,053
Covered other real estate	5,722	6,331
FDIC indemnification asset	23,979	28,348
Other assets	353,857	322,837
Total Assets	$9,872,159	$9,727,007

Liabilities
Deposits:
Noninterest-bearing	$2,118,853	$2,033,442
Interest-bearing	5,685,188	5,532,921
Total deposits	7,804,041	7,566,363
Federal funds purchased and securities sold under repurchase agreements	408,711	604,500
Short-term borrowings	83,612	87,628
Subordinated notes	49,863	49,839
Junior subordinated debt securities	61,856	61,856
Other liabilities	186,061	141,784
Total Liabilities	8,594,144	8,511,970

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 64,779,937 shares - 2012; 64,142,498 shares - 2011	13,496	13,364
Capital surplus	284,089	266,026
Retained earnings	973,182	932,526
Accumulated other comprehensive income, net of tax	7,248	3,121
Total Shareholders' Equity	1,278,015	1,215,037
Total Liabilities and Shareholders' Equity	$9,872,159	$9,727,007

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$74,885	$76,343	$226,046	$229,926
Interest on securities:
Taxable	15,909	18,115	51,645	58,481
Tax exempt	1,358	1,401	4,080	4,159
Interest on federal funds sold and securities purchased under reverse repurchase agreements	6	5	17	20
Other interest income	339	329	1,005	994
Total Interest Income	92,497	96,193	282,793	293,580

Interest Expense
Interest on deposits	5,725	9,455	19,543	29,110
Interest on federal funds purchased and securities sold under repurchase agreements	135	216	448	770
Other interest expense	1,358	842	4,131	3,815
Total Interest Expense	7,218	10,513	24,122	33,695
Net Interest Income	85,279	85,680	258,671	259,885
Provision for loan losses, LHFI	3,358	7,978	7,301	23,631
Provision for loan losses, acquired loans	2,105	-	3,583	-
Net Interest Income After Provision for Loan Losses	79,816	77,702	247,787	236,254

Noninterest Income
Service charges on deposit accounts	13,135	13,680	37,960	38,438
Insurance commissions	7,533	7,516	21,318	20,890
Wealth management	5,612	5,993	16,875	17,739
Bank card and other fees	6,924	7,033	22,467	20,362
Mortgage banking, net	11,150	9,783	29,629	20,774
Other, net	512	234	3,120	8,781
Securities (losses) gains, net	(1)	33	1,041	91
Total Noninterest Income	44,865	44,272	132,410	127,075

Noninterest Expense
Salaries and employee benefits	47,404	44,701	140,795	132,940
Services and fees	11,682	11,485	34,179	32,535
Net occupancy - premises	5,352	5,093	15,244	15,216
Equipment expense	5,095	5,038	15,190	15,038
FDIC assessment expense	1,826	1,812	5,427	6,500
ORE/Foreclosure expense	1,702	5,616	7,992	13,533
Other expense	10,399	11,736	38,366	31,085
Total Noninterest Expense	83,460	85,481	257,193	246,847
Income Before Income Taxes	41,221	36,493	123,004	116,482
Income taxes	11,317	9,525	33,431	33,899
Net Income	$29,904	$26,968	$89,573	$82,583

Earnings Per Common Share
Basic	$0.46	$0.42	$1.39	$1.29

Diluted	$0.46	$0.42	$1.38	$1.29

Dividends Per Common Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income per consolidated statements of income	$29,904	$26,968	$89,573	$82,583
Other comprehensive income, net of tax:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains arising during the period	2,618	15,205	1,834	28,835
Less: adjustment for net losses realized in net income	-	(20)	(643)	(56)
Pension and other postretirement benefit plans:
Change in the net actuarial loss during the period	976	747	2,936	2,253
Other comprehensive income	3,594	15,932	4,127	31,032
Comprehensive income	$33,498	$42,900	$93,700	$113,615

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2012	2011
Balance, January 1,	$1,215,037	$1,149,484
Net income per consolidated statements of income	89,573	82,583
Other comprehensive income	4,127	31,032
Common stock dividends paid	(44,941)	(44,614)
Common stock issued-net, long-term incentive plans:
Stock options	268	1,507
Restricted stock	(1,203)	(1,867)
Excess tax benefit from stock-based compensation arrangements	35	553
Compensation expense, long-term incentive plans	3,119	2,928
Common stock issued, business combinations	12,000	-
Balance, September 30,	$1,278,015	$1,221,606

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$89,573	$82,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	10,884	23,631
Depreciation and amortization	21,718	18,523
Net amortization of securities	5,499	6,092
Securities gains, net	(1,041)	(91)
Gains on sales of loans, net	(21,884)	(7,320)
Decrease in FDIC indemnification asset	360	117
Bargain purchase gain on acquisition	(3,635)	(7,456)
Deferred income tax benefit	(13,035)	(6,735)
Proceeds from sales of loans held for sale	1,330,506	664,099
Purchases and originations of loans held for sale	(1,419,368)	(692,958)
Originations and sales of mortgage servicing rights, net	(17,075)	(9,581)
Net (increase) decrease in other assets	(46,784)	40,930
Net increase (decrease) in other liabilities	48,541	(3,898)
Other operating activities, net	17,048	25,278
Net cash provided by operating activities	1,307	133,214

Investing Activities
Proceeds from calls and maturities of securities held to maturity	12,240	69,874
Proceeds from calls and maturities of securities available for sale	692,179	482,918
Proceeds from sales of securities available for sale	34,826	22,996
Purchases of securities available for sale	(927,652)	(747,383)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	3,963	3,963
Net decrease in loans	312,194	227,687
Purchases of premises and equipment	(12,466)	(8,393)
Proceeds from sales of premises and equipment	(3)	536
Proceeds from sales of other real estate	26,185	36,277
Net cash received in business combination	78,151	78,896
Net cash provided by investing activities	219,617	167,371

Financing Activities
Net increase in deposits	28,882	320,808
Net decrease in federal funds purchased and securities sold under repurchase agreements	(195,789)	(123,466)
Net decrease in short-term borrowings	(1,613)	(369,765)
Payments from calls of long-term FHLB advances	-	(153)
Common stock dividends	(44,941)	(44,614)
Common stock issued-net, long-term incentive plans	(935)	(360)
Excess tax benefit from stock-based compensation arrangements	35	553
Net cash used in financing activities	(214,361)	(216,997)

Increase in cash and cash equivalents	6,563	83,588
Cash and cash equivalents at beginning of period	202,625	161,544
Cash and cash equivalents at end of period	$209,188	$245,132

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

Under the terms of the definitive agreement, which was approved unanimously by the Boards of Directors of both companies, holders of BancTrust common stock will receive 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark will issue approximately 2,245,923 shares of its common stock for all issued and outstanding shares of BancTrust common stock.  Based upon a price of $24.66 per share of Trustmark common stock (the closing price on the trading day immediately preceding the announcement of the definitive agreement), the transaction is valued at approximately $55.4 million, or $3.08 per share of BancTrust common stock.  Trustmark intends to repurchase the $50.0 million of BancTrust preferred stock and associated warrants issued to the U.S. Department of Treasury under the Capital Purchase Program.

BancTrust shareholders approved the merger on September 26, 2012.  Regulatory approval is still pending.  On October 9, 2012, Trustmark and BancTrust announced that the definitive agreement dated May 28, 2012, pursuant to which BancTrust will merge into Trustmark, has been amended to extend the latest possible closing date for the merger from December 31, 2012, to February 28, 2013. This extension provides additional time in which to receive regulatory approval as well as to ensure a smooth transition and operational conversion to Trustmark systems in early 2013. All other material aspects of the definitive agreement remain unchanged.

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

The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank. Initially, Trustmark recognized a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain by $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.  The gain of $3.6 million recognized by Trustmark is considered a gain from a bargain purchase under FASB ASC Topic 805 and is included in other noninterest income.  Included in noninterest expense during the first quarter of 2012 are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and benefits; contract termination and other expenses of $1.9 million included in other expense).

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

The operations of Bay Bank are included in TNB’s operating results from March 16, 2012 and added revenue of $10.0 million and net income available to common shareholders of $1.2 million through September 30, 2012. Such operating results are not necessarily indicative of future operating results.

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

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$18	$-	$-	$18	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	60,290	381	-	60,671	-	-	-	-
Obligations of states and political subdivisions	202,133	13,772	(5)	215,900	37,669	4,226	(3)	41,892
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	20,306	1,046	-	21,352	3,435	257	-	3,692
Issued by FNMA and FHLMC	229,195	8,691	-	237,886	580	48	-	628
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,535,208	30,101	(19)	1,565,290	1,624	8	-	1,632
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	361,843	19,528	(164)	381,207	2,176	252	-	2,428
Asset-backed securities / structured financial products	239,793	2,352	(23)	242,122	-	-	-	-
Total	$2,648,786	$75,871	$(211)	$2,724,446	$45,484	$4,791	$(3)	$50,272

December 31, 2011
U.S. Government agency obligations
Issued by U.S. Government agencies	$3	$-	$-	$3	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	64,573	229	-	64,802	-	-	-	-
Obligations of states and political subdivisions	190,868	11,971	(12)	202,827	42,619	4,131	(2)	46,748
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,500	945	-	12,445	4,538	336	-	4,874
Issued by FNMA and FHLMC	340,839	7,093	-	347,932	588	28	-	616
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,570,782	44,183	-	1,614,965	7,749	133	(1)	7,881
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	216,698	9,497	(176)	226,019	2,211	185	-	2,396
Total	$2,395,263	$73,918	$(188)	$2,468,993	$57,705	$4,813	$(3)	$62,515

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2012	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of states and political subdivisions	$1,886	$(5)	$957	$(3)	$2,843	$(8)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,971	(19)	-	-	19,971	(19)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	16,404	(164)	-	-	16,404	(164)
Asset-backed securities / structured financial products	6,598	(23)	-	-	6,598	(23)
Total	$44,859	$(211)	$957	$(3)	$45,816	$(214)

December 31, 2011
Obligations of states and political subdivisions	$3,368	$(12)	$202	$(2)	$3,570	$(14)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,069	(1)	-	-	1,069	(1)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,890	(176)	-	-	46,890	(176)
Total	$51,327	$(189)	$202	$(2)	$51,529	$(191)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2012.  There were no other-than-temporary impairments for the nine months ended September 30, 2012 and 2011.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2012	2011	2012	2011
Proceeds from calls and sales of securities	$2,710	$1,175	$37,536	$24,171
Gross realized (losses) gains	(1)	5	1,038	57

Held to Maturity
Proceeds from calls of securities	$-	$2,355	$175	$3,645
Gross realized gains	-	28	3	34

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities (losses) gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2012, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,642	$12,717	$2,002	$2,022
Due after one year through five years	74,924	78,933	17,347	18,878
Due after five years through ten years	381,607	393,544	17,566	20,188
Due after ten years	33,061	33,517	754	804
	502,234	518,711	37,669	41,892
Mortgage-backed securities	2,146,552	2,205,735	7,815	8,380
Total	$2,648,786	$2,724,446	$45,484	$50,272

Note 4 –	Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):
	September 30, 2012	December 31, 2011
Loans secured by real estate:
Construction, land development and other land loans	$460,599	$474,082
Secured by 1-4 family residential properties	1,511,514	1,760,930
Secured by nonfarm, nonresidential properties	1,397,536	1,425,774
Other	184,804	204,849
Commercial and industrial loans	1,163,681	1,139,365
Consumer loans	181,896	243,756
Other loans	627,933	608,728
LHFI	5,527,963	5,857,484
Less allowance for loan losses, LHFI	83,526	89,518
Net LHFI	$5,444,437	$5,767,966

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2012, Trustmark's geographic loan distribution was concentrated primarily in its four key market regions, Florida, Mississippi, Tennessee and Texas.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate, are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At September 30, 2012 and December 31, 2011, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment analysis, were $80.7 million and $110.5 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not all specifically reviewed and written down to fair value less cost to sell. No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2012 and 2011.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At September 30, 2012 and December 31, 2011, specifically evaluated impaired LHFI totaled $36.5 million and $68.9 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $6.6 million and $8.8 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged-off.  Charge-offs related to specifically evaluated impaired LHFI totaled $11.0 million and $18.4 million for the first nine months of 2012 and 2011, respectively.  No provision was recorded to net income for these loans for the first nine months of 2012, while provisions of $6.2 million were charged to net income for these loans for the first nine months of 2011.

Fair value estimates for specifically evaluated impaired LHFI are derived from appraised values based on the current market /as is value of the property, normally from recently received and reviewed appraisals.  If an  appraisal with an inspection date within the past 12 months using the necessary assumptions is not in the file, a new appraisal is ordered.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by the Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated. At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

At September 30, 2012 and December 31, 2011, nonaccrual LHFI not specifically reviewed for impairment and written down to fair value less cost to sell, totaled $44.2 million and $41.6 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $7.1 million and $3.9 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$26,077	$434,522	$460,599
Secured by 1-4 family residential properties	24,260	1,487,254	1,511,514
Secured by nonfarm, nonresidential properties	18,873	1,378,663	1,397,536
Other	3,900	180,904	184,804
Commercial and industrial loans	6,215	1,157,466	1,163,681
Consumer loans	411	181,485	181,896
Other loans	922	627,011	627,933
Total	$80,658	$5,447,305	$5,527,963

	December 31, 2011
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$40,413	$433,669	$474,082
Secured by 1-4 family residential properties	24,348	1,736,582	1,760,930
Secured by nonfarm, nonresidential properties	23,981	1,401,793	1,425,774
Other	5,871	198,978	204,849
Commercial and industrial loans	14,148	1,125,217	1,139,365
Consumer loans	825	242,931	243,756
Other loans	872	607,856	608,728
Total	$110,458	$5,747,026	$5,857,484

At September 30, 2012 and December 31, 2011, LHFI classified as troubled debt restructurings (TDRs) totaled $26.3 million and $34.2 million, respectively.  For TDRs, Trustmark had a related loan loss allowance of $4.6 million and $4.5 million at the end of each respective period.  Specific charge-offs related to TDRs totaled $5.3 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively.  LHFI that are TDRs are charged down to the most likely fair value estimate less a cost to sell estimate for collateral dependent loans, which would approximate net realizable value.

The following table illustrates the impact of modifications classified as TDRs for the three and nine months ended September 30, 2012 and 2011 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended September 30,
	2012			2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	-	$-	$-	1	$1,843	$1,843
Secured by 1-4 family residential properties	39	3,695	3,691	5	1,889	1,949
Other loans secured by real estate	1	199	199	-	-	-
Total	40	$3,894	$3,890	6	$3,732	$3,792

	Nine Months Ended September 30,
	2012			2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	11	$4,078	$4,078	14	$9,114	$8,447
Secured by 1-4 family residential properties	44	5,062	5,069	15	5,112	3,549
Secured by nonfarm, nonresidential properties	2	1,210	1,210	4	4,368	4,196
Other loans secured by real estate	1	199	199	-	-	-
Commercial and industrial	-	-	-	2	11,998	11,531
Total	58	$10,549	$10,556	35	$30,592	$27,723

	Nine Months Ended September 30,
	2012		2011
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	10	$3,671	2	$1,688
Secured by 1-4 family residential properties	8	1,781	2	1,485
Secured by nonfarm, nonresidential properties	1	870	-	-
Total	19	$6,322	4	$3,173

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

At September 30, 2012 and December 31, 2011, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	September 30, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$235	$12,493	$12,728
Secured by 1-4 family residential properties	3,562	5,198	8,760
Secured by nonfarm, nonresidential properties	-	4,662	4,662
Other loans secured by real estate	-	199	199
Total Troubled Debt Restructurings by Type	$3,797	$22,552	$26,349

	December 31, 2011
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$241	$14,041	$14,282
Secured by 1-4 family residential properties	782	3,485	4,267
Secured by nonfarm, nonresidential properties	-	4,135	4,135
Commercial and industrial	-	11,503	11,503
Total Troubled Debt Restructurings by Type	$1,023	$33,164	$34,187

At September 30, 2012 and December 31, 2011, the carrying amount of LHFI evaluated for impairment consisted of the following ($ in thousands):

	September 30, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$45,951	$7,815	$18,262	$26,077	$4,829	$33,245
Secured by 1-4 family residential properties	31,206	2,093	22,167	24,260	1,373	24,304
Secured by nonfarm, nonresidential properties	24,003	4,424	14,449	18,873	3,259	21,427
Other	5,965	-	3,900	3,900	855	4,886
Commercial and industrial loans	6,791	57	6,158	6,215	2,995	10,182
Consumer loans	670	-	411	411	4	618
Other loans	952	-	922	922	336	897
Total	$115,538	$14,389	$66,269	$80,658	$13,651	$95,559

	December 31, 2011
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$58,757	$11,123	$29,290	$40,413	$6,547	$49,122
Secured by 1-4 family residential properties	33,746	1,560	22,788	24,348	1,348	27,330
Secured by nonfarm, nonresidential properties	27,183	13,770	10,211	23,981	2,431	26,497
Other	7,158	1,548	4,323	5,871	1,007	6,013
Commercial and industrial loans	16,102	8,724	5,424	14,148	1,137	15,127
Consumer loans	1,097	-	825	825	9	1,468
Other loans	2,559	220	652	872	185	1,132
Total	$146,602	$36,945	$73,513	$110,458	$12,664	$126,689

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

The distribution of the losses is accomplished by means of a loss distribution model that assigns a loss factor to each risk rating (1 to 9) in each commercial loan pool. A factor is not applied to risk rate 10 (Loss) as loans classified as Losses are not carried on the bank’s books over each quarter end as they are charged off within the period that the loss is determined.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$321,938	$23,923	$67,703	$-	$413,564
Secured by 1-4 family residential properties	115,316	1,026	14,844	40	131,226
Secured by nonfarm, nonresidential properties	1,277,544	12,607	106,338	-	1,396,489
Other	173,240	451	5,640	-	179,331
Commercial and industrial loans	1,075,124	36,782	46,845	4,411	1,163,162
Consumer loans	343	-	-	-	343
Other loans	620,563	4	611	825	622,003
	$3,584,068	$74,793	$241,981	$5,276	$3,906,118

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$45,790	$353	$-	$892	$47,035	$460,599
Secured by 1-4 family residential properties	1,349,926	10,335	2,683	17,344	1,380,288	1,511,514
Secured by nonfarm, nonresidential properties	1,047	-	-	-	1,047	1,397,536
Other	5,416	33	-	24	5,473	184,804
Commercial and industrial loans	464	45	-	10	519	1,163,681
Consumer loans	176,663	4,246	234	410	181,553	181,896
Other loans	5,930	-	-	-	5,930	627,933
	$1,585,236	$15,012	$2,917	$18,680	$1,621,845	$5,527,963

	December 31, 2011
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$308,618	$26,273	$90,175	$116	$425,182
Secured by 1-4 family residential properties	119,155	142	16,324	-	135,621
Secured by nonfarm, nonresidential properties	1,287,886	26,232	110,472	51	1,424,641
Other	188,772	130	9,312	-	198,214
Commercial and industrial loans	1,048,556	32,046	56,577	405	1,137,584
Consumer loans	643	25	-	-	668
Other loans	600,411	-	1,834	600	602,845
	$3,554,041	$84,848	$284,694	$1,172	$3,924,755

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$47,253	$353	$-	$1,294	$48,900	$474,082
Secured by 1-4 family residential properties	1,596,800	8,477	1,306	18,726	1,625,309	1,760,930
Secured by nonfarm, nonresidential properties	1,133	-	-	-	1,133	1,425,774
Other	6,405	201	-	29	6,635	204,849
Commercial and industrial loans	1,626	118	-	37	1,781	1,139,365
Consumer loans	234,593	7,172	498	825	243,088	243,756
Other loans	5,848	35	-	-	5,883	608,728
	$1,893,658	$16,356	$1,804	$20,911	$1,932,729	$5,857,484

Past Due LHFI and LHFS

LHFI past due 90 days or more totaled $5.7 million and $4.2 million at September 30, 2012 and December 31, 2011, respectively.  The following table provides an aging analysis of past due and nonaccrual LHFI by class at September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012
	Past Due
		Greater than			Current
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$1,762	$-	$1,762	$26,077	$432,760	$460,599
Secured by 1-4 family residential properties	12,672	2,843	15,515	24,260	1,471,739	1,511,514
Secured by nonfarm, nonresidential properties	3,364	91	3,455	18,873	1,375,208	1,397,536
Other	184	-	184	3,900	180,720	184,804
Commercial and industrial loans	3,861	2,532	6,393	6,215	1,151,073	1,163,681
Consumer loans	4,246	233	4,479	411	177,006	181,896
Other loans	74	-	74	922	626,937	627,933
Total past due LHFI	$26,163	$5,699	$31,862	$80,658	$5,415,443	$5,527,963

(1)	- Past due greater than 90 days but still accruing interest.

	December 31, 2011
	Past Due
		Greater than			Current
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$1,784	$1,657	$3,441	$40,413	$430,228	$474,082
Secured by 1-4 family residential properties	9,755	1,306	11,061	24,348	1,725,521	1,760,930
Secured by nonfarm, nonresidential properties	9,925	-	9,925	23,981	1,391,868	1,425,774
Other	879	-	879	5,871	198,099	204,849
Commercial and industrial loans	1,646	769	2,415	14,148	1,122,802	1,139,365
Consumer loans	7,172	498	7,670	825	235,261	243,756
Other loans	3,104	-	3,104	872	604,752	608,728
Total past due LHFI	$34,265	$4,230	$38,495	$110,458	$5,708,531	$5,857,484

(1)	- Past due greater than 90 days but still accruing interest.

LHFS past due 90 days or more totaled $39.5 million and $39.4 million at September 30, 2012 and December 31, 2011, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2012 or 2011.

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

During the third quarter of 2011, Trustmark altered the quantitative factors of the allowance for loan loss methodology to reflect a twelve-quarter rolling average of net charge-offs.  The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggest that a different method is called for.  This alteration to Trustmark’s methodology allows for a greater sensitivity to current trends, such as economic changes as well as current loss profiles, which creates a more accurate depiction of historical losses.  Prior to converting to a twelve-quarter rolling average, the quantitative factors reflected a three-year rolling average for Trustmark’s commercial loan book of business.

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

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at January 1,	$89,518	$93,510
Loans charged-off	(22,547)	(37,312)
Recoveries	9,254	9,634
Net charge-offs	(13,293)	(27,678)
Provision for loan losses, LHFI	7,301	23,631
Balance at September 30,	$83,526	$89,463

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at September 30, 2012 and 2011, respectively ($ in thousands):

	2012
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	September 30,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(2,944)	$-	$(1,732)	$22,544
Secured by 1-4 family residential properties	12,650	(3,238)	364	2,203	11,979
Secured by nonfarm, nonresidential properties	24,358	(5,409)	-	3,823	22,772
Other	3,079	(1,602)	-	733	2,210
Commercial and industrial loans	15,868	(2,985)	2,123	3,428	18,434
Consumer loans	3,656	(2,360)	4,189	(2,620)	2,865
Other loans	2,687	(4,009)	2,578	1,466	2,722
Total allowance for loan losses, LHFI	$89,518	$(22,547)	$9,254	$7,301	$83,526

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,829	$17,715	$22,544
Secured by 1-4 family residential properties	1,373	10,606	11,979
Secured by nonfarm, nonresidential properties	3,259	19,513	22,772
Other	855	1,355	2,210
Commercial and industrial loans	2,995	15,439	18,434
Consumer loans	4	2,861	2,865
Other loans	336	2,386	2,722
Total allowance for loan losses, LHFI	$13,651	$69,875	$83,526

	2011
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	September 30,
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(14,375)	$-	$8,353	$29,540
Secured by 1-4 family residential properties	13,051	(7,461)	410	5,538	11,538
Secured by nonfarm, nonresidential properties	20,980	(3,124)	-	4,882	22,738
Other	1,582	(577)	-	1,969	2,974
Commercial and industrial loans	14,775	(3,811)	2,259	2,529	15,752
Consumer loans	5,400	(4,410)	4,475	(1,474)	3,991
Other loans	2,160	(3,554)	2,490	1,834	2,930
Total allowance for loan losses, LHFI	$93,510	$(37,312)	$9,634	$23,631	$89,463

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,165	$25,375	$29,540
Secured by 1-4 family residential properties	540	10,998	11,538
Secured by nonfarm, nonresidential properties	1,510	21,228	22,738
Other	1,008	1,966	2,974
Commercial and industrial loans	1,454	14,298	15,752
Consumer loans	10	3,981	3,991
Other loans	275	2,655	2,930
Total allowance for loan losses, LHFI	$8,962	$80,501	$89,463

Note 5 –	Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	September 30, 2012		December 31, 2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,714	$11,504	$4,209	$-
Secured by 1-4 family residential properties	24,949	18,032	31,874	76
Secured by nonfarm, nonresidential properties	28,291	47,114	30,889	-
Other	4,198	378	5,126	-
Commercial and industrial loans	1,803	3,371	2,971	69
Consumer loans	172	2,575	290	4,146
Other loans	1,376	136	1,445	72
Acquired loans	64,503	83,110	76,804	4,363
Less allowance for loan losses, acquired loans	3,526	817	502	-
Net acquired loans	$60,977	$82,293	$76,302	$4,363

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.

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

The following tables present changes in the carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (2)	Impaired	Not ASC 310-30 (2)
Carrying value at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-	-	91,987	5,927
Accretion to interest income	6,359	167	2,686	128
Payments received, net	(19,994)	(683)	(20,820)	(1,331)
Other	1,822	28	268	(98)
Less allowance for loan losses, acquired loans	(3,024)	-	(817)	-
Carrying value at September 30, 2012	$57,294	$3,683	$77,654	$4,639

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.
(2)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans, which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Fair value of loans acquired from Bay Bank on March 16, 2012.

The following table presents changes in the accretable yield for the nine months ended September 30, 2012 ($ in thousands):

Accretable yield at January 1, 2012 (1)	$(17,653)
Additions due to acquisition (2)	(15,538)
Accretion to interest income	9,045
Disposals	2,687
Reclassification to / (from) nonaccretable difference	(6,429)
Accretable yield at September 30, 2012	$(27,888)

(1)	Accretable yield at January 1, 2012, includes $777 thousand of accretable yield for noncovered loans acquired from Heritage and accounted for under FASB ASC Topic 310-30.
(2)	Accretable yield on loans acquired from Bay Bank on March 16, 2012.

No allowance for loan losses was brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  Updates to expected cash flows for acquired impaired loans accounted for under FASB ASC Topic 310-30 may result in a provision for loan losses and the establishment of an allowance for loan losses to the extent the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.  TNB initially established an allowance for loan losses associated with covered acquired impaired loans during the fourth quarter of 2011 as a result of valuation procedures performed during the period.

The following table presents the components of the allowance for loan losses on acquired impaired loans for the nine months ended September 30, 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Loans charged-off	174	(278)	(104)
Recoveries	195	167	362
Net charge-offs	369	(111)	258
Provision for loan losses, acquired loans	2,655	928	3,583
Balance at September 30, 2012	$3,526	$817	$4,343

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$1,159	$18	$1,275	$742	$3,194
Secured by 1-4 family residential properties	3,575	1,444	2,519	83	7,621
Secured by nonfarm, nonresidential properties	10,295	3,186	13,024	810	27,315
Other	361	346	1,486	-	2,193
Commercial and industrial loans	255	1,316	215	17	1,803
Consumer loans	-	-	-	-	-
Other loans	238	-	431	537	1,206
Total covered loans	15,883	6,310	18,950	2,189	43,332

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	2,227	882	6,207	835	10,151
Secured by 1-4 family residential properties	4,798	808	3,569	23	9,198
Secured by nonfarm, nonresidential properties	19,105	11,005	16,038	877	47,025
Other	208	31	122	-	361
Commercial and industrial loans	2,929	359	83	-	3,371
Consumer loans	-	-	-	-	-
Other loans	85	-	24	-	109
Total noncovered loans	29,352	13,085	26,043	1,735	70,215
Total acquired loans	$45,235	$19,395	$44,993	$3,924	$113,547

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$311	$209	$-	$-	$520	$3,714
Secured by 1-4 family residential properties	14,982	1,105	1,203	38	17,328	24,949
Secured by nonfarm, nonresidential properties	807	169	-	-	976	28,291
Other	1,821	130	44	10	2,005	4,198
Commercial and industrial loans	-	-	-	-	-	1,803
Consumer loans	172	-	-	-	172	172
Other loans	170	-	-	-	170	1,376
Total covered loans	18,263	1,613	1,247	48	21,171	64,503

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	1,314	-	39	-	1,353	11,504
Secured by 1-4 family residential properties	8,513	173	87	61	8,834	18,032
Secured by nonfarm, nonresidential properties	89	-	-	-	89	47,114
Other	17	-	-	-	17	378
Commercial and industrial loans	-	-	-	-	-	3,371
Consumer loans	2,474	80	21	-	2,575	2,575
Other loans	27	-	-	-	27	136
Total noncovered loans	12,434	253	147	61	12,895	83,110
Total acquired loans	$30,697	$1,866	$1,394	$109	$34,066	$147,613

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.

	December 31, 2011
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$1,212	$194	$1,425	$909	$3,740
Secured by 1-4 family residential properties	6,402	1,256	1,943	19	9,620
Secured by nonfarm, nonresidential properties	13,302	5,275	8,932	2,134	29,643
Other	878	429	658	86	2,051
Commercial and industrial loans	1,780	1,109	82	-	2,971
Consumer loans	-	-	-	-	-
Other loans	212	63	402	535	1,212
Total covered loans	23,786	8,326	13,442	3,683	49,237

Noncovered loans: (2)
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-
Secured by 1-4 family residential properties	-	-	-	-	-
Secured by nonfarm, nonresidential properties	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	27	-	42	-	69
Consumer loans	-	-	-	-	-
Other loans	(3)	-	-	-	(3)
Total noncovered loans	24	-	42	-	66
Total acquired loans	$23,810	$8,326	$13,484	$3,683	$49,303

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$448	$18	$3	$-	$469	$4,209
Secured by 1-4 family residential properties	19,159	1,044	2,013	38	22,254	31,874
Secured by nonfarm, nonresidential properties	1,246	-	-	-	1,246	30,889
Other	2,953	108	14	-	3,075	5,126
Commercial and industrial loans	-	-	-	-	-	2,971
Consumer loans	290	-	-	-	290	290
Other loans	230	3	-	-	233	1,445
Total covered loans	24,326	1,173	2,030	38	27,567	76,804

Noncovered loans: (2)
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-	-
Secured by 1-4 family residential properties	71	5	-	-	76	76
Secured by nonfarm, nonresidential properties	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-	69
Consumer loans	3,943	202	1	-	4,146	4,146
Other loans	75	-	-	-	75	72
Total noncovered loans	4,089	207	1	-	4,297	4,363
Total acquired loans	$28,415	$1,380	$2,031	$38	$31,864	$81,167

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired noncovered loans were included in LHFI at December 31, 2011.

Under FASB ASC Topic 310-30, acquired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At September 30, 2012, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At September 30, 2012, approximately $953 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $491 thousand of acquired loans at December 31, 2011.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012
	Past Due
		Greater than			Current	Total Acquired
	30-89 Days	90 Days (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$257	$242	$499	$445	$2,770	$3,714
Secured by 1-4 family residential properties	1,936	1,379	3,315	237	21,397	24,949
Secured by nonfarm, nonresidential properties	1,603	3,514	5,117	-	23,174	28,291
Other	189	64	253	10	3,935	4,198
Commercial and industrial loans	152	-	152	41	1,610	1,803
Consumer loans	-	-	-	-	172	172
Other loans	429	-	429	-	947	1,376
Total past due covered loans	4,566	5,199	9,765	733	54,005	64,503

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	2,181	1,487	3,668	-	7,836	11,504
Secured by 1-4 family residential properties	435	1,325	1,760	61	16,211	18,032
Secured by nonfarm, nonresidential properties	661	951	1,612	159	45,343	47,114
Other	29	-	29	-	349	378
Commercial and industrial loans	65	17	82	-	3,289	3,371
Consumer loans	80	21	101	-	2,474	2,575
Other loans	-	-	-	-	136	136
Total past due noncovered loans	3,451	3,801	7,252	220	75,638	83,110
Total past due acquired loans	$8,017	$9,000	$17,017	$953	$129,643	$147,613

(1)	- Past due greater than 90 days but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2011
	Past Due
		Greater than			Current	Total Acquired
	30-89 Days	90 Days (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$253	$1,004	$1,257	$386	$2,566	$4,209
Secured by 1-4 family residential properties	1,339	2,159	3,498	92	28,284	31,874
Secured by nonfarm, nonresidential properties	4,464	2,463	6,927	-	23,962	30,889
Other	176	14	190	-	4,936	5,126
Commercial and industrial loans	37	45	82	13	2,876	2,971
Consumer loans	-	-	-	-	290	290
Other loans	3	-	3	-	1,442	1,445
Total past due covered loans	6,272	5,685	11,957	491	64,356	76,804

Noncovered loans: (3)
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-	-
Secured by 1-4 family residential properties	5	-	5	-	71	76
Secured by nonfarm, nonresidential properties	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial loans	19	-	19	-	50	69
Consumer loans	202	2	204	-	3,942	4,146
Other loans	-	-	-	-	72	72
Total past due noncovered loans	226	2	228	-	4,135	4,363
Total past due acquired loans	$6,498	$5,687	$12,185	$491	$68,491	$81,167

(1)	- Past due greater than 90 days but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.
(3)	- Acquired noncovered loans were included in LHFI at December 31, 2011.

Note 6 –	Mortgage Banking

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.8 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, compared to a net positive ineffectiveness of $2.8 million and $4.8 million for the three and nine months ended September 30, 2011, respectively.

See the section captioned “Noninterest Income” in Management’s Discussion and Analysis for further analysis of mortgage banking revenues, which includes the table for net hedge ineffectiveness.

The activity in MSR is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$43,274	$51,151
Origination of servicing assets	17,074	9,581
Change in fair value:
Due to market changes	(8,960)	(12,288)
Due to runoff	(7,177)	(4,785)
Balance at end of period	$44,211	$43,659

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loans sold were in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first nine months of 2012 and 2011 were $7.2 million and $2.5 million, respectively.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan repurchase exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter.  At September 30, 2012 and December 31, 2011, accrued mortgage loan servicing putback expenses were $8.6 million and $4.3 million, respectively.  There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Notwithstanding significant changes in future behaviors and the demand patterns of investors, Trustmark believes that it has appropriately reserved for potential mortgage loan repurchase requests.

Note 7 –	Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At September 30, 2012, Trustmark's geographic loan distribution was concentrated primarily in its four key market regions, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and (losses) gains, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$79,053	$86,704
Additions	32,428	48,975
Disposals	(24,248)	(35,234)
Writedowns	(4,758)	(10,848)
Balance at end of period	$82,475	$89,597

(Loss) gain, net on the sale of other real estate, excluding covered othe real estate included in ORE/Foreclosure expenses	$(175)	$474

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2012	2011
Construction, land development and other land properties	$52,356	$53,834
1-4 family residential properties	8,251	10,557
Nonfarm, nonresidential properties	21,530	13,883
Other real estate properties	338	779
Total other real estate, excluding covered other real estate	$82,475	$79,053

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2012	2011
Florida	$22,340	$29,963
Mississippi (1)	27,113	19,483
Tennessee (2)	18,545	16,879
Texas	14,477	12,728
Total other real estate, excluding covered other real estate	$82,475	$79,053

(1)	- Mississippi includes Central and Southern Mississippi Regions
(2)	- Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

Covered other real estate was initially recorded at its estimated fair value on the acquisition date based on an independent appraisal less estimated selling costs.  Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense, and are mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount.  Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

As of the date of the Heritage acquisition, TNB acquired $7.5 million in covered other real estate.  For the nine months ended September 30, 2012, changes and gains, net on covered other real estate were as follows ($ in thousands):

Balance at January 1, 2012	$6,331
Transfers from covered loans	1,424
FASB ASC 310-30 adjustment for the residual recorded investment	(112)
Net transfers from covered loans	1,312
Disposals	(1,673)
Writedowns	(248)
Balance at September 30, 2012	$5,722

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$440

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2012	2011
Construction, land development and other land properties	$1,284	$1,304
1-4 family residential properties	1,293	889
Nonfarm, nonresidential properties	3,145	4,022
Other real estate properties	-	116
Total covered other real estate	$5,722	$6,331

Note 8 –	FDIC Indemnification Asset

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

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $961 thousand and $601 thousand at September 30, 2012 and December 31, 2011, respectively.

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

During the second quarter of 2012, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the first nine months of 2012, other income included a writedown of the FDIC indemnification asset of $3.0 million on covered loans as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools.

The following table presents changes in the FDIC indemnification asset for the periods presented ($ in thousands):

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	187
Transfers to FDIC claims receivable	(1,271)
Change in expected cash flows (1)	(2,925)
Change in FDIC true-up provision	(360)
Balance at September 30, 2012	$23,979

(1)	The decrease was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans.

Note 9 –	Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2012	2011
Noninterest-bearing demand deposits	$2,118,853	$2,033,442
Interest-bearing demand	1,434,454	1,463,640
Savings	2,338,968	2,051,701
Time	1,911,766	2,017,580
Total	$7,804,041	$7,566,363

Note 10 –	Defined Benefit and Other Postretirement Benefits

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

The following table presents information regarding the plan's net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$134	$124	$413	$398
Interest cost	947	1,115	2,837	3,345
Expected return on plan assets	(1,438)	(1,470)	(4,238)	(4,412)
Recognized net actuarial loss	1,303	1,026	3,921	3,100
Net periodic benefit cost	$946	$795	$2,933	$2,431

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became effective.  Through MAP-21, Congress provides pension sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans.  Under MAP-21, instead of using a two-year average of these rates, plan sponsors determine required pension funding contributions based on a 25-year average of these rates with a cap and a floor.  For 2012, the cap is set at 110% and the floor is set at 90% of the 25-year average of these rates as of September 30, 2011.  As a result, Trustmark expects its minimum required contribution for 2012 to be reduced from $3.0 million to $1.6 million.  During 2011, Trustmark made a contribution of $1.0 million for the 2011 plan year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net periodic benefit cost
Service cost	$170	$147	$510	$441
Interest cost	517	569	1,550	1,707
Amortization of prior service cost	63	59	188	177
Recognized net actuarial loss	215	124	645	372
Net periodic benefit cost	$965	$899	$2,893	$2,697

Note 11 –	Stock and Incentive Compensation Plans

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

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended September 30, 2012
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	713,350	160,664	378,523
Granted	-	-	-
Granted - excess shares	-	-	-
Exercised or released from restriction	(3,500)	-	(1,053)
Expired	(7,250)	-	-
Forfeited	-	-	(2,039)
Outstanding/Nonvested shares or units, end of period	702,600	160,664	375,431

	Nine Months Ended September 30, 2012
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	1,205,100	179,421	334,356
Granted	-	55,295	77,506
Granted - excess shares	-	-	63,610
Exercised or released from restriction	(11,125)	(72,584)	(93,990)
Expired	(491,375)	-	-
Forfeited	-	(1,468)	(6,051)
Outstanding/Nonvested shares or units, end of period	702,600	160,664	375,431

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense - Stock and Incentive plans:
Stock option-based awards	$-	$-	$-	$100
Performance awards	229	214	677	655
Time-vested awards	749	671	2,442	2,172
RSU award	-	-	-	184
Total	$978	$885	$3,119	$3,111

Note 12 –	Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $152.9 million and $169.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2012, the fair value of collateral held was $51.7 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee filed a motion to intervene in this action.  In January 2012, Plaintiffs filed a motion to join the Official Stanford Investors Committee as an additional plaintiff in this action.  Trustmark opposed these two motions.  The court has not yet ruled on the intervention and joinder motions.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with the Company as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO.  On July 19, 2012, the plaintiff in the White case filed an amended compliant to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal motions, and discovery has begun, in the White case; the Jenkins case has not yet entered the active discovery stage.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic shares	64,778	64,119	64,616	64,048
Dilutive shares	215	191	189	203
Diluted shares	64,993	64,310	64,805	64,251

Weighted-average antidilutive shares awarded were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive shares awarded for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted-average antidilutive shares	501	1,212	705	1,225

Note 14 –	Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2012	2011
Income taxes paid	$37,551	$22,374
Interest expense paid on deposits and borrowings	24,197	33,907
Noncash transfers from loans to foreclosed properties (1)	33,740	48,975
Transfer of long-term FHLB advance to short-term	-	1,900
Assets acquired in business combination	234,960	207,243
Liabilities assumed in business combination	209,322	228,236

(1)	Includes transfers from covered loans to foreclosed properties.

Note 15 –	Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of September 30, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2012, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,153,101	17.25%	$534,786	8.00%	n/a	n/a
Trustmark National Bank	1,113,636	16.85%	528,689	8.00%	$660,861	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,029,598	15.40%	$267,393	4.00%	n/a	n/a
Trustmark National Bank	992,978	15.03%	264,344	4.00%	$396,516	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,029,598	10.83%	$285,306	3.00%	n/a	n/a
Trustmark National Bank	992,978	10.57%	281,751	3.00%	$469,585	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income and the related tax effects allocated to each component for the periods ended September 30, 2012 and 2011 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income (Loss)
Balance, January 1, 2012	$5,089	$(1,968)	$3,121
Unrealized holding gains on AFS arising during period	2,970	(1,136)	1,834
Adjustment for net gains realized in net income	(1,041)	398	(643)
Pension and other postretirement benefit plans	4,755	(1,819)	2,936
Balance, September 30, 2012	$11,773	$(4,525)	$7,248

Balance, January 1, 2011	$(18,469)	$7,043	$(11,426)
Unrealized holding gains on AFS arising during period	46,696	(17,861)	28,835
Adjustment for net gains realized in net income	(91)	35	(56)
Pension and other postretirement benefit plans	3,649	(1,396)	2,253
Balance, September 30, 2011	$31,785	$(12,179)	$19,606

Note 16 –	Fair Value

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	September 30, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$60,689	$-	$60,689	$-
Obligations of states and political subdivisions	215,900	-	215,900	-
Mortgage-backed securities	2,205,735	-	2,205,735	-
Asset-back securities	242,122	-	242,122	-
Securities available for sale	2,724,446	-	2,724,446	-
Loans held for sale	324,897	-	324,897	-
Mortgage servicing rights	44,211	-	-	44,211
Other assets - derivatives	10,272	829	5,138	4,305
Other liabilities - derivatives	13,179	315	12,864	-

	December 31, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$64,805	$-	$64,805	$-
Obligations of states and political subdivisions	202,827	-	202,827	-
Mortgage-backed securities	2,201,361	-	2,201,361	-
Securities available for sale	2,468,993	-	2,468,993	-
Loans held for sale	216,553	-	216,553	-
Mortgage servicing rights	43,274	-	-	43,274
Other assets - derivatives	3,521	1,130	1,689	702
Other liabilities - derivatives	4,680	694	3,986	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended September 30, 2012 and 2011 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2012	$43,274	$702
Total net (losses) gains included in net income (1)	(16,137)	10,261
Additions	17,074	-
Sales	-	(6,658)
Balance, September 30, 2012	$44,211	$4,305

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2012	$(8,960)	$2,320

Balance, January 1, 2011	$51,151	$337
Total net (losses) gains included in net income (1)	(17,073)	2,946
Additions	9,581	-
Sales	-	(1,754)
Balance, September 30, 2011	$43,659	$1,529

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2011	$(12,288)	$(46)

(1)	Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets at September 30, 2012, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired. Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from State-certified Appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by the Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2012, Trustmark had outstanding balances of $36.5 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $68.9 million at December 31, 2011.  These impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At September 30, 2012, Trustmark's geographic loan distribution was concentrated primarily in its four key market regions, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $32.4 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2012 compared with $49.0 million for the same period in 2011.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $8.5 million and $6.0 million for the first nine months of 2012 and 2011, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $29.7 million of foreclosed assets were remeasured during the first nine months of 2012, requiring writedowns of $4.8 million to reach their current fair values compared to $56.8 million of foreclosed assets that were remeasured during the first nine months of 2011, requiring writedowns of $10.8 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011, are as follows ($ in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$214,483	$214,483	$211,883	$211,883
Securities held to maturity	45,484	50,272	57,705	62,515
Level 3 Inputs:
Net LHFI	5,444,437	5,528,840	5,767,966	5,848,791
Net acquired loans	143,270	143,270	76,302	76,302
FDIC indemnification asset	23,979	23,979	28,348	28,348

Financial Liabilities:
Level 2 Inputs:
Deposits	7,804,041	7,812,355	7,566,363	7,575,064
Short-term liabilities	492,323	492,323	692,128	692,128
Subordinated notes	49,863	53,457	49,839	51,438
Junior subordinated debt securities	61,856	38,969	61,856	35,876

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a significantly different fair value estimate at September 30, 2012 and December 31, 2011.

For a detailed description of the valuation methodologies used in estimating the fair value of Trustmark’s other financial instruments, see Note 18 in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2011.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $391.5 million at September 30, 2012, with a negative valuation adjustment of $7.5 million, compared to $199.5 million, with a negative valuation adjustment of $2.2 million as of December 31, 2011.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.8 million and $2.7 million for the three and nine months ended September 30, 2012, respectively, compared to a net positive ineffectiveness of $2.8 million and $4.8 million for the three and nine months ended September 30, 2011, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $254.6 million at September 30, 2012, with a positive valuation adjustment of $4.3 million, compared to $117.5 million, with a positive valuation adjustment of $702 thousand as of December 31, 2011.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of September 30, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $262.1 million related to this program, compared to $71.2 million as of December 31, 2011.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.5 million compared to $1.8 million as of December 31, 2011.  As of September 30, 2012, Trustmark had posted collateral with a market value of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of September 30, 2012, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $10.1 million, compared to no transactions as of December 31, 2011. The fair values of these risk participation agreements were immaterial at September 30, 2012.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30,	December 31,
	2012	2011
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$7,496	$2,217

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$740	$986
Exchange traded purchased options included in other assets	89	144
OTC written options (rate locks) included in other assets	4,305	702
Interest rate swaps included in other assets	5,114	1,689
Credit risk participation agreements included in other assets	24	-
Exchange traded written options included in other liabilities	315	694
Interest rate swaps included in other liabilities	5,368	1,769

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives in hedging relationships
Amount of loss recognized in mortgage banking, net	$(4,212)	$(3,570)	$(5,279)	$(6,845)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$2,883	$12,092	$9,913	$18,246
Amount of loss recognized in bankcard and other fees	(85)	(23)	(246)	(38)

Note 18 –	Segment Information

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General Banking
Net interest income	$84,125	$84,509	$255,184	$256,449
Provision for loan losses, net	5,448	7,984	10,849	23,624
Noninterest income	30,433	30,686	92,772	88,205
Noninterest expense	72,029	72,916	224,256	212,263
Income before income taxes	37,081	34,295	112,851	108,767
Income taxes	9,817	8,760	29,834	31,198
General banking net income	$27,264	$25,535	$83,017	$77,569

Selected Financial Information
Average assets	$9,664,428	$9,423,743	$9,653,259	$9,417,382
Depreciation and amortization	$7,514	$6,207	$20,649	$17,276

Wealth Management
Net interest income	$1,065	$1,094	$3,254	$3,234
Provision for loan losses, net	15	(6)	35	7
Noninterest income	6,895	6,078	18,327	18,000
Noninterest expense	5,957	6,819	16,894	17,946
Income before income taxes	1,988	359	4,652	3,281
Income taxes	701	71	1,549	1,047
Wealth management net income	$1,287	$288	$3,103	$2,234

Selected Financial Information
Average assets	$77,999	$81,527	$78,684	$82,323
Depreciation and amortization	$42	$49	$132	$162

Insurance
Net interest income	$89	$77	$233	$202
Provision for loan losses, net	-	-	-	-
Noninterest income	7,537	7,508	21,311	20,870
Noninterest expense	5,474	5,746	16,043	16,638
Income before income taxes	2,152	1,839	5,501	4,434
Income taxes	799	694	2,048	1,654
Insurance net income	$1,353	$1,145	$3,453	$2,780

Selected Financial Information
Average assets	$68,936	$67,186	$65,876	$65,822
Depreciation and amortization	$306	$355	$937	$1,085

Consolidated
Net interest income	$85,279	$85,680	$258,671	$259,885
Provision for loan losses, net	5,463	7,978	10,884	23,631
Noninterest income	44,865	44,272	132,410	127,075
Noninterest expense	83,460	85,481	257,193	246,847
Income before income taxes	41,221	36,493	123,004	116,482
Income taxes	11,317	9,525	33,431	33,899
Consolidated net income	$29,904	$26,968	$89,573	$82,583

Selected Financial Information
Average assets	$9,811,363	$9,572,456	$9,797,819	$9,565,527
Depreciation and amortization	$7,862	$6,611	$21,718	$18,523

Note 19 -	Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and early adoption is permitted.  Trustmark is currently evaluating the impact ASU 2012-06 will have on its financial statements.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” Issued in July 2012, ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets other than goodwill for impairment.  Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the indefinite-lived intangible assets impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how indefinite-lived intangible assets are calculated or assigned to reporting units, nor does it revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, the ASU does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  As Trustmark does not have any indefinite-lived intangible assets other than goodwill, the adoption of ASU 2012-02 will have no impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2012, TNB had total assets of $9.8 billion, which represents approximately 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 170 offices and 2,632 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At September 30, 2012, TNB’s mortgage loan portfolio totaled approximately $1.158 billion, while its portfolio of mortgage loans serviced for others, including, FNMA, FHLMC and GNMA, totaled approximately $4.974 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB.  During the third quarter of 2012, Trustmark completed the sale and reorganization of $929 million of assets managed by TIA for the Performance Funds Trust (Performance Funds) to Federated Investors, Inc. (Federated) and certain of Federated’s subsidiaries, pursuant to the terms of the previously announced definitive agreement between Federated, TIA, and TNB.  TIA no longer serves as investment adviser or custodian to the Performance Funds.  However, Performance Funds held by Trustmark wealth management clients at the time of the reorganization were converted to various pre-determined Federated funds, and remain in Trustmark wealth management accounts.  At September 30, 2012, Trustmark held assets under management and administration of $6.932 billion and brokerage assets of $1.266 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At September 30, 2012, Somerville had total assets of $194.6 million.

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

Executive Overview

While the economy has shown moderate signs of improvement, the outlook remains uncertain.  Both unemployment and consumer confidence were reported to have improved by the end of the third quarter of 2012.  Estimated employment growth in the United States was reported to have grown during the third quarter of 2012 to average approximately 145,000 jobs created per month, compared to a reported average of 75,000 jobs created per month during the second quarter.  The United States Department of Labor, Bureau of Labor Statistics reported that the national unemployment rate decreased to 7.8% in September 2012.  This was the first time the unemployment rate was reported to be below 8.0% in 44 months.  Consumer confidence was reported to have improved in September 2012; these reports indicate that consumers were slightly more optimistic regarding current business and labor market conditions.  Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing local markets place continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

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

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro economic indicators in order to navigate the challenging economic environment.  To reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  Trustmark has continued to experience significant improvements in credit quality.  As of September 30, 2012, classified loan balances decreased $71.1 million, or 20.6%, while criticized loan balances decreased $69.0 million, or 16.5%, when compared to balances at September 30, 2011.

TNB did not make significant changes to its loan underwriting standards during the first nine months of 2012.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

On May 29, 2012, Trustmark and BancTrust Financial Group, Inc. (BancTrust) announced the signing of a definitive agreement pursuant to which BancTrust will merge into Trustmark.  On October 9, 2012, Trustmark and BancTrust announced that the definitive agreement dated May 28, 2012, pursuant to which BancTrust will merge into Trustmark, has been amended to extend the latest possible closing date for the merger from December 31, 2012, to February 28, 2013. This extension provides additional time in which to receive regulatory approval as well as to ensure a smooth transition and operational conversion to Trustmark systems in early 2013. All other material aspects of the definitive agreement remain unchanged.  See Note 2 – Business Combinations for additional information.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first nine months of 2012.

Recent Legislative and Regulatory Developments

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

Financial Highlights

Trustmark reported net income available to common shareholders of $29.9 million, or basic and diluted earnings per common share of $0.46, in the third quarter of 2012 compared to $27.0 million, or basic and diluted earnings per share of $0.42, in the third quarter of 2011.  Trustmark's performance during the quarter ended September 30, 2012, produced a return on average tangible common equity of 12.61% and a return on average assets of 1.21% compared to a return on average tangible common equity of 12.04% and a return on average assets of 1.12% during the quarter ended September 30, 2011. During the nine months ended September 30, 2012, Trustmark's net income available to common shareholders totaled $89.6 million or basic and diluted earnings per common share of $1.39 and $1.38, respectively, an increase of $7.0 million and $0.10 and $0.09 when compared to the nine months ended September 30, 2011, respectively.  Trustmark's performance during the nine months ended September 30, 2012, produced a return on average tangible common equity of 12.91% and a return on average assets of 1.22%, an increase of 0.11% and 0.07% when compared to the nine months ended September 30, 2011, respectively.   Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable December 15, 2012, to shareholders of record on December 1, 2012.

At September 30, 2012, nonperforming assets, excluding acquired loans and covered other real estate, totaled $163.1 million, a decrease of $26.4 million, or 13.9%, compared to December 31, 2011, and total nonaccrual loans held for investment (LHFI) were $80.7 million, representing a decrease of $29.8 million relative to December 31, 2011.  Total net charge-offs for the nine months ended September 30, 2012 were $13.3 million compared to total net charge-offs of $27.7 million for the same time period in 2011.

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

On March 16, 2012, TNB completed its merger with Bay Bank & Trust Company (Bay Bank).  Trustmark paid consideration of approximately $22 million in cash and stock for all outstanding shares of Bay Bank common stock.  At September 30, 2012, the carrying value of loans and deposits acquired from Bay Bank was $81.1 million and $185.6 million, respectively.  Earnings for the nine months ended September 30, 2012, reflected a nonrecurring bargain purchase gain of $3.6 million which was partially offset by nonrecurring merger expenses of $1.6 million, net of taxes.  Collectively, the net impact of these two items increased net income in the first nine months of 2012 by approximately $2.0 million, or approximately $0.03 per share.  TNB initially recorded a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.    The bargain purchase gain of $3.6 million was recognized as other noninterest income for the nine months ended September 30, 2012.  Included in noninterest expense are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (these included change in control and severance expense of $672 thousand included in salaries and employee benefits and contract termination and other expenses of $1.9 million included in other expense).

Selected Financial Data
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statements of Income
Total interest income	$92,497	$96,193	$282,793	$293,580
Total interest expense	7,218	10,513	24,122	33,695
Net interest income	85,279	85,680	258,671	259,885
Provision for loan losses, LHFI	3,358	7,978	7,301	23,631
Provision for loan losses, acquired loans	2,105	-	3,583	-
Noninterest income	44,865	44,272	132,410	127,075
Noninterest expense	83,460	85,481	257,193	246,847
Income before income taxes	41,221	36,493	123,004	116,482
Income taxes	11,317	9,525	33,431	33,899
Net Income	$29,904	$26,968	$89,573	$82,583

Common Share Data
Basic earnings per share	$0.46	$0.42	$1.39	$1.29
Diluted earnings per share	0.46	0.42	1.38	1.29
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average common equity	9.34%	8.83%	9.55%	9.32%
Return on average tangible common equity	12.61%	12.04%	12.91%	12.80%
Return on average total equity	9.34%	8.83%	9.55%	9.32%
Return on average assets	1.21%	1.12%	1.22%	1.15%
Net interest margin (fully taxable equivalent)	4.06%	4.17%	4.14%	4.25%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.31%	0.36%	0.30%	0.61%
Provision for loan losses/average loans	0.23%	0.53%	0.16%	0.52%
Nonperforming loans/total loans (incl LHFS*)	1.38%	1.66%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.75%	3.11%
Allowance for loan losses/total loans (excl LHFS*)	1.51%	1.55%

September 30,	2012	2011
Consolidated Balance Sheets
Total assets	$9,872,159	$9,705,921
Securities	2,769,930	2,547,951
Loans held for investment and acquireded loans (including LHFS*)	5,912,604	6,073,045
Deposits	7,804,041	7,569,724
Common shareholders' equity	1,278,015	1,221,606

Common Stock Performance
Market value - close	$24.34	$18.15
Common book value	19.73	19.05
Tangible common book value	14.95	14.28

Capital Ratios
Total equity/total assets	12.95%	12.59%
Common equity/total assets	12.95%	12.59%
Tangible equity/tangible assets	10.13%	9.74%
Tangible common equity/tangible assets	10.13%	9.74%
Tangible common equity/risk-weighted assets	14.49%	14.04%
Tier 1 leverage ratio	10.83%	10.38%
Tier 1 common risk-based capital ratio	14.50%	13.84%
Tier 1 risk-based capital ratio	15.40%	14.76%
Total risk-based capital ratio	17.25%	16.78%

(1)	-Excludes Acquired Loans and Covered Other Real Estate
*	- LHFS is Loans Held for Sale.
**	- ORE is Other Real Estate.

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,273,605	$1,211,434	$1,252,684	$1,184,558
Less: Goodwill		(291,104)	(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(18,971)	(15,343)	(17,152)	(15,772)
Total average tangible common equity		$963,530	$904,987	$944,428	$877,682

PERIOD END BALANCES
Total shareholders' equity		$1,278,015	$1,221,606
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(18,327)	(14,861)
Total tangible common equity	(a)	$968,584	$915,641

TANGIBLE ASSETS
Total assets		$9,872,159	$9,705,291
Less: Goodwill		(291,104)	(291,104)
Identifiable intangible assets		(18,327)	(14,861)
Total tangible assets	(b)	$9,562,728	$9,399,326

Risk-weighted assets	(c)	$6,684,820	$6,522,468

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$29,904	$26,968	$89,573	$82,583
Plus: Intangible amortization net of tax		635	489	1,708	1,452
Net income adjusted for intangible amortization		$30,539	$27,457	$91,281	$84,035

Period end common shares outstanding	(d)	64,779,937	64,119,235

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		12.61%	12.04%	12.91%	12.80%
Tangible common equity/tangible assets	(a)/(b)	10.13%	9.74%
Tangible common equity/risk-weighted assets	(a)/(c)	14.49%	14.04%
Tangible common book value	(a)/(d)*1,000	$14.95	$14.28

		September 30,
TIER 1 COMMON RISK-BASED CAPITAL		2012	2011
Total shareholders' equity		$1,278,015	$1,221,606
Eliminate qualifying AOCI		(7,248)	(19,606)
Qualifying tier 1 capital		60,000	60,000
Disallowed goodwill		(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes		12,683	11,273
Other disallowed intangibles		(18,327)	(14,861)
Disallowed servicing intangible		(4,421)	(4,366)
Total tier 1 capital		$1,029,598	$962,942
Less: Qualifying tier 1 capital		(60,000)	(60,000)
Total tier 1 common capital	(e)	$969,598	$902,942

Tier 1 common risk-based capital ratio	(e)/(c)	14.50%	13.84%

1	Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible common equity

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

As previously discussed, Trustmark (through TNB) acquired Bay Bank on March 16, 2012.  This acquisition resulted in additional net interest income of $1.6 million and $3.3 million for the three and nine months ended September 30, 2012, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $84.1 million and $96.5 million, respectively, which are also included in the current period balances shown in the following three paragraphs.

Net interest income-FTE for the three and nine months ended September 30, 2012, decreased $439 thousand, or 0.5%, and $1.4 million, or 0.5%, respectively, when compared with the same periods in 2011.  The net interest margin decreased 11 basis points to 4.14% for the first nine months of 2012, compared with the same time period in 2011.  The decrease in net interest margin is primarily a result of a downward repricing of loans and securities, partially offset by modest declines in the cost of interest-bearing deposits.

Average interest-earning assets for the first nine months of 2012 were $8.700 billion, compared with $8.515 billion for the same time period in 2011, an increase of $185.1 million.  The growth in average earning assets was primarily due to an increase in average total securities of $204.8 million, or 8.6%, during the first nine months of 2012.  The increase in securities, which resulted primarily from purchases of U.S. Government-sponsored agency guaranteed securities net of maturities and paydowns, was partially offset by a decrease in average other earning assets of $5.5 million, or 14.7%, during the first nine months of 2012.  The decrease in average other earning assets is due to a decrease in FHLB and FRB stock of $5.5 million, or 17.3%, and a decrease in exchange-traded derivative instruments of $2.5 million, or 42.0%, during the first nine months of 2012.  During the first nine months of 2012, interest on securities-taxable decreased $6.8 million, or 11.7%, as the yield on taxable securities decreased 68 basis points when compared with the same time period in 2011 due to the run-off of higher yielding securities replaced at lower yields.  During the first nine months of 2012, interest and fees on loans-FTE decreased $4.0 million, or 1.7%, due to lower average loan balances while the yield on loans fell slightly to 5.15% compared to 5.23% during the same time period in 2011. As a result of these factors, interest income-FTE decreased $11.0 million, or 3.6%, when the first nine months of 2012 is compared with the same time period in 2011. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.78% for the first nine months of 2011 to 4.51% for the same time period in 2012, a decrease of 27 basis points.

Average interest-bearing liabilities for the first nine months of 2012 totaled $6.462 billion compared with $6.565 billion for the same time period in 2011, a decrease of $103.0 million, or 1.6%.  During the first nine months of 2012, average interest-bearing deposits increased $97.0 million, or 1.7%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $200.0 million, or 26.4%. The overall yield on interest-bearing liabilities declined 19 basis points during the first nine months of 2012 when compared with the same time period in 2011, primarily due to a reduction in the costs of certificates of deposit and high yield money market accounts.  As a result of these factors, total interest expense for the first nine months of 2012 decreased $9.6 million, or 28.4%, when compared with the same time period in 2011.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended September 30,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$6,583	$6	0.36%	$5,801	$5	0.34%
Securities - taxable	2,437,625	15,909	2.60%	2,202,985	18,115	3.26%
Securities - nontaxable	187,398	2,089	4.43%	194,776	2,155	4.39%
Loans (including acquired and loans held for sale)	6,040,268	77,783	5.12%	6,069,541	79,256	5.18%
Other earning assets	31,758	339	4.25%	32,327	329	4.04%
Total interest-earning assets	8,703,632	96,126	4.39%	8,505,430	99,860	4.66%
Cash and due from banks	236,566			216,134
Other assets	958,030			939,780
Allowance for loan losses	(86,865)			(88,888)
Total Assets	$9,811,363			$9,572,456

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,815,203	5,725	0.39%	$5,802,080	9,455	0.65%
Federal funds purchased and securities sold under repurchase agreements	374,885	135	0.14%	462,294	216	0.19%
Other borrowings	193,487	1,358	2.79%	199,772	842	1.67%
Total interest-bearing liabilities	6,383,575	7,218	0.45%	6,464,146	10,513	0.65%
Noninterest-bearing demand deposits	2,039,729			1,811,472
Other liabilities	114,454			85,404
Shareholders' equity	1,273,605			1,211,434
Total Liabilities andShareholders' Equity	$9,811,363			$9,572,456

Net Interest Margin		88,908	4.06%		89,347	4.17%

Less tax equivalent adjustment		3,629			3,667

Net Interest Margin per Consolidated Statements of Income		$85,279			$85,680

Yield/Rate Analysis Table
($ in thousands)

	Nine Months Ended September 30,
	2012			2011

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$7,151	$17	0.32%	$6,980	$20	0.38%
Securities - taxable	2,390,199	51,645	2.89%	2,189,505	58,481	3.57%
Securities - nontaxable	185,517	6,277	4.52%	181,437	6,398	4.71%
Loans (including acquired and loans held for sale)	6,085,059	234,547	5.15%	6,099,415	238,574	5.23%
Other earning assets	31,838	1,005	4.22%	37,345	994	3.56%
Total interest-earning assets	8,699,764	293,491	4.51%	8,514,682	304,467	4.78%
Cash and due from banks	246,958			218,310
Other assets	941,468			925,750
Allowance for loan losses	(90,371)			(93,215)
Total Assets	$9,797,819			$9,565,527

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$5,903,452	19,543	0.44%	$5,806,497	29,110	0.67%
Federal funds purchased and securities sold under repurchase agreements	364,332	448	0.16%	501,585	770	0.21%
Other borrowings	193,986	4,131	2.84%	256,714	3,815	1.99%
Total interest-bearing liabilities	6,461,770	24,122	0.50%	6,564,796	33,695	0.69%
Noninterest-bearing demand deposits	1,969,445			1,716,300
Other liabilities	113,920			99,873
Shareholders' equity	1,252,684			1,184,558
Total Liabilities and Shareholders' Equity	$9,797,819			$9,565,527

Net Interest Margin		269,369	4.14%		270,772	4.25%

Less tax equivalent adjustment		10,698			10,887

Net Interest Margin per Consolidated Statements of Income		$258,671			$259,885

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, LHFI for the nine months of 2012 totaled $7.3 million, or 0.16% of average loans, compared with $23.6 million, or 0.52% of average loans, for the same time period in 2011.  Reduced loan provisioning during the first nine months of 2012 was a result of decreased levels of criticized LHFI, lower net charge-offs, adequate reserves established in prior periods for both new and existing impaired LHFI, net loan risk rate upgrades and a smaller overall loan portfolio.

Provision for Loan Losses, LHFI
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Florida	$7	$3,046	$(24)	$11,703
Mississippi (1)	466	3,732	5,759	6,134
Tennessee (2)	687	(105)	1,497	1,671
Texas	2,198	1,305	69	4,123
Total provision for loan losses, LHFI	$3,358	$7,978	$7,301	$23,631

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

Provision for Loan Losses, Acquired Loans

The provision for loans losses, acquired loans was $3.6 million for the nine months ended September 30, 2012, as compared to no provision for the same period in 2011. Provisions for loans losses, acquired loans are recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection. The provision for loan losses, acquired loans, is reflected as a valuation allowance netted against the carrying value of the acquired loans balance accounted for under FASB ASC Topic 310-30, in accordance with the guidance.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Noninterest income represented 34.5% and 33.7% of total revenue, before securities gains, net for the first three and nine months of 2012 and 34.1% and 32.8% of total revenue, before securities gains, net for the first three and nine months of 2011, respectively.  Total noninterest income before securities gains, net for the first nine months of 2012 totaled $131.4 million, an increase of $4.4 million, or 3.5%, when compared to the same period in 2011.  The comparative components of noninterest income for the periods ended September 30, 2012 and 2011 are shown in the accompanying table:

Noninterest Income
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Service charges on deposit accounts	$13,135	$13,680	$(545)	-4.0%	$37,960	$38,438	$(478)	-1.2%
Mortgage banking, net	11,150	9,783	1,367	14.0%	29,629	20,774	8,855	42.6%
Bank card and other fees	6,924	7,033	(109)	-1.5%	22,467	20,362	2,105	10.3%
Insurance commissions	7,533	7,516	17	0.2%	21,318	20,890	428	2.0%
Wealth management	5,612	5,993	(381)	-6.4%	16,875	17,739	(864)	-4.9%
Other, net	512	234	278	n/m	3,120	8,781	(5,661)	-64.5%
Total Noninterest Income before securities gains, net	44,866	44,239	627	1.4%	131,369	126,984	4,385	3.5%
Securities (losses) gains, net	(1)	33	(34)	n/m	1,041	91	950	n/m
Total Noninterest Income	$44,865	$44,272	$593	1.3%	$132,410	$127,075	$5,335	4.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first nine months of 2012 totaled $38.0 million, a decrease of $478 thousand from the same time period in 2011.  This slight decrease was due to a decrease in non-sufficient funds/overdraft fees of approximately $1.0 million, partially offset by the increase in services charges resulting from the monthly service charge fee on a personal account product Trustmark began offering during the fourth quarter of 2011.  As previously reported, Trustmark has continued to review selected components of its overdraft programs, specifically its processing sequences.  Trustmark implemented a modification to the processing sequence component of its overdraft programs on October 1, 2012.  Management estimates this modification could reduce service charges included in noninterest income by approximately $3.0 million on an annual basis in future periods.

Mortgage Banking, Net

Net revenues from mortgage banking were $29.6 million during the first nine months of 2012 compared with $20.8 million for the same time period in 2011.  As shown in the accompanying table, net mortgage servicing income increased to $11.8 million for the first nine months of 2012 compared to $11.1 million for the same time period in 2011.  Loans serviced for others totaled $4.974 billion at September 30, 2012 compared with $4.446 billion at September 30, 2011.

The following table illustrates the components of mortgage banking revenues included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Mortgage servicing income, net	$3,984	$3,738	$246	6.6%	$11,761	$11,065	$696	6.3%
Change in fair value-MSR from runoff	(2,751)	(2,039)	(712)	-34.9%	(7,177)	(4,785)	(2,392)	-50.0%
Gain on sales of loans, net	9,114	2,366	6,748	n/m	21,884	7,320	14,566	n/m
Other, net	2,608	2,926	(318)	-10.9%	5,812	2,408	3,402	n/m
Mortgage banking income before hedge ineffectiveness	12,955	6,991	5,964	85.3%	32,280	16,008	16,272	n/m
Change in fair value-MSR from market changes	(3,282)	(7,614)	4,332	-56.9%	(8,960)	(12,288)	3,328	27.1%
Change in fair value of derivatives	1,477	10,406	(8,929)	-85.8%	6,309	17,054	(10,745)	-63.0%
Net (negative) positive hedge ineffectiveness	(1,805)	2,792	(4,597)	n/m	(2,651)	4,766	(7,417)	n/m
Mortgage banking, net	$11,150	$9,783	$1,367	14.0%	$29,629	$20,774	$8,855	42.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Representing a significant component of mortgage banking income are gains on the sales of loans, which equaled $21.9 million during the first nine months of 2012 (including $9.1 million during the third quarter) compared with $7.3 million for the same time period in 2011 (including $2.4 million during the third quarter).  The increase in the gain on sales of loans during both the three and nine months ended September 30, 2012 resulted from an increase in loan sales from secondary marketing activities as well as higher profit margins.  Loan sales totaled $513.8 million during the third quarter of 2012 and $1.309 billion during the first nine months of 2012, an increase of $293.0 million and $651.8 million when compared with the same time periods in 2011.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $1.8 million for the three months ended September 30, 2012 compared to a net positive ineffectiveness of $2.8 million for the three months ended September 30, 2011, as well as a net negative ineffectiveness of $2.7 million for the nine months ended September 30, 2012 compared to a net positive ineffectiveness of $4.8 million experienced for the nine months ended September 30, 2011.  The net negative ineffectiveness is a result of the spread contraction between primary mortgage rates and yields on the ten-year Treasury note partially offset by hedge income produced by a steep yield curve and option premium.

Other mortgage banking income, net increased by approximately $3.4 million when comparing the nine months ended September 30, 2012 with the same period in 2011 and resulted primarily from a net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Bank Card and Other Fees

Bank card and other fees totaled $22.5 million during the first nine months of 2012 compared with $20.4 million for the same time period in 2011.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increase was primarily the result of increased debit card usage and commercial credit related fee income.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2011, Trustmark had assets of less than $10.0 billion; therefore, no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to noninterest income is expected during 2012. However, if and when Trustmark has assets of greater than $10.0 billion, the effect of the FRB final rule could reduce noninterest income by approximately $6.0 million to $8.0 million on an annual basis.  Trustmark expects to have assets greater than $10.0 billion following the closing of the proposed merger with BancTrust which, subject to approval by regulatory authorities and BancTrust’s shareholders, is expected to occur in the first quarter of 2013.  Trustmark therefore expects that it will have assets greater than $10.0 billion as of the December 31 measurement date in 2013 and will have to come into compliance with the debit card interchange fee standards by July 1, 2014.  For more information on the proposed merger with BancTrust, please see Note 2 - Business Combinations in the accompanying notes to the consolidated financial statements included elsewhere in this report.  Management is continuing to evaluate Trustmark’s product structure and services to offset the anticipated impact of the FRB final rule.

Insurance Commissions

Insurance commissions were $21.3 million during the first nine months of 2012 compared with $20.9 million for the same time period in 2011.  The increase in insurance commissions experienced during the first nine months of 2012 was led by commission volume on commercial property and casualty policies and by a small improvement in personal coverage.  Improvements in these business lines compensated for a small decline in construction bonding due to a weak contractors’ market and lower life insurance sales.  Downward rate pressures on insurable risks have begun to subside, with some lines experiencing price increases as renewals occur.  General business activity outside of construction has slightly improved which resulted in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management income totaled $16.9 million for the first nine months of 2012 compared with $17.7 million for the same time period in 2011.  Wealth management consists of income related to investment management, trust and brokerage services.  The revenue declines are mostly attributable to investment advisory services on the Performance Funds and retirement plan services.  At September 30, 2012 and 2011, Trustmark held assets under management and administration of $6.932 billion and $7.211 billion, respectively, and brokerage assets of $1.266 billion and $1.134 billion, respectively.

During the third quarter of 2012, Trustmark completed the sale and reorganization of $929 million of assets managed by TIA for the Performance Funds to Federated and certain of Federated’s subsidiaries, pursuant to the terms of the previously announced definitive agreement between Federated, TIA, and TNB. The sale resulted in a payment of $1.2 million to Trustmark, which was recorded as other miscellaneous income.

TIA no longer serves as investment adviser or custodian to the Performance Funds.  However, Performance Funds held by Trustmark wealth management clients at the time of the reorganization were converted to various pre-determined Federated funds, and remain in Trustmark wealth management accounts.  While not a material transaction financially, this transaction will allow Trustmark to fully embrace open architecture in its wealth management business and focus additional resources on managing client relationships.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented:

Other Income, Net
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,302)	$(1,417)	$(885)	62.5%	$(5,215)	$(3,676)	$(1,539)	41.9%
Bargain purchase gain on acquisition	-	-	-	0.0%	3,635	7,456	(3,821)	51.2%
Decrease in FDIC indemnification asset	(609)	-	(609)	100.0%	(2,979)	-	(2,979)	100.0%
Other miscellaneous income	3,423	1,651	1,772	n/m	7,679	5,001	2,678	53.5%
Total other, net	$512	$234	$278	n/m	$3,120	$8,781	$(5,661)	-64.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for the first nine months of 2012 was $3.1 million compared with $8.8 million for the same time period in 2011.  The decrease of $5.7 million during the first nine months of 2012 reflects a writedown of the FDIC indemnification asset of $2.9 million on acquired covered loans obtained from Heritage as a result of loans payoffs and improved cash flow projections and lower loss expectations for loans pools combined with a bargain purchase gain of $3.6 million resulting from TNB’s acquisition of Bay Bank during the first quarter of 2012.  The change in 2012 was more than offset by a bargain purchase gain of $7.5 million resulting from TNB’s acquisition of Heritage during the second quarter of 2011.  During the first quarter of 2012, Trustmark initially recorded a bargain purchase gain of $2.8 million on the Bay Bank acquisition which was subsequently increased by $881 thousand during the second quarter of 2012 as the fair values associated with the acquisition were finalized.  The increase in other miscellaneous income for the first nine months of 2012 was primarily due to the $1.2 million payment from the sale of the Performance Funds by TIA and the receipt of a $780 thousand non-refundable arranger fee as lead syndicator for a large syndicated loan.

Noninterest Expense

Trustmark’s noninterest expense for the first nine months of 2012 increased $10.3 million, or 4.2%, when compared with the same period in 2011.  Excluding business combinations, noninterest expense for the first nine months of 2012 increased $4.7 million, or 1.9%, when compared with the same time period in 2011.  The increase during the first nine months of 2012 was primarily attributable to growth in salaries and benefits, loan expenses, and non-routine transaction expenses relating to the Bay Bank acquisition, offset by declines in other real estate writedowns and FDIC assessment expense.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for the periods ended September 30, 2012 and 2011 are shown in the accompanying table:

Noninterest Expense
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Salaries and employee benefits	$47,404	$44,701	$2,703	6.0%	$140,795	$132,940	$7,855	5.9%
Services and fees	11,682	11,485	197	1.7%	34,179	32,535	1,644	5.1%
Net occupancy-premises	5,352	5,093	259	5.1%	15,244	15,216	28	0.2%
Equipment expense	5,095	5,038	57	1.1%	15,190	15,038	152	1.0%
ORE/Foreclosure expense:
Writedowns	668	4,463	(3,795)	-85.0%	4,758	10,855	(6,097)	-56.2%
Carrying costs	1,034	1,153	(119)	-10.3%	3,234	2,678	556	20.8%
Total ORE/Foreclosure expense	1,702	5,616	(3,914)	-69.7%	7,992	13,533	(5,541)	-40.9%
FDIC assessment expense	1,826	1,812	14	0.8%	5,427	6,500	(1,073)	-16.5%
Other expense	10,399	11,736	(1,337)	-11.4%	38,366	31,085	7,281	23.4%
Total noninterest expense	$83,460	$85,481	$(2,021)	-2.4%	$257,193	$246,847	$10,346	4.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $140.8 million for the first nine months of 2012 compared with $132.9 million for the same time period in 2011.  This increase primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance, higher costs for employee retirement programs as well as $2.2 million in additional salaries and employee benefits resulting from the Bay Bank acquisition.  Salaries and employee benefits expense for Bay Bank included a non-routine transaction expense of $672 thousand for change in control and severance expense.

ORE/Foreclosure Expense

ORE/Foreclosure expense totaled $8.0 million for the first nine months of 2012 compared with $13.5 million for the same time period in 2011.  The decline in ORE/Foreclosure expense can be primarily attributed to a decrease in other real estate writedowns of $6.1 million, or 56.2%, during the first nine months of 2012.  The decrease in other real estate writedowns is a result of stabilizing property values and adequate reserves established in prior periods.

FDIC Assessment Expense

During the first nine months of 2012, FDIC insurance expense decreased $1.1 million, or 16.5% when compared with the same time period in 2011 and resulted from the implementation of the FDIC’s revised deposit insurance assessment methodology implemented during the second quarter of 2011.  As required by the Dodd-Frank Act, on April 1, 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at September 30, 2012, Trustmark benefitted from the change in the assessment methodology.  As discussed above, Trustmark expects to have assets greater than $10.0 billion following the closing of the proposed merger with BancTrust which, subject to approval by regulatory authorities and BancTrust’s shareholders, is expected to occur in the first quarter of 2013.  Management estimates the resulting change in the assessment methodology would have an immaterial impact on Trustmark’s results of operations.

Other Expense

Other noninterest expense consisted of the following for the periods presented:

Other Expense
($ in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Loan expense	$3,150	$4,632	$(1,482)	-32.0%	$16,974	$12,444	$4,530	36.4%
Non-routine transaction expenses on acquisition	-	-	-	0.0%	1,917	-	1,917	100.0%
Amortization of intangibles	1,028	792	236	29.8%	2,766	2,330	436	18.7%
Other miscellaneous expense	6,221	6,312	(91)	-1.4%	16,709	16,311	398	2.4%
Total other expense	$10,399	$11,736	$(1,337)	-11.4%	$38,366	$31,085	$7,281	23.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

During the first nine months of 2012, other expenses increased $7.3 million, or 23.4%, compared to the same time period in 2011. The growth in other expenses during the first nine months of 2012 was primarily due to non-routine Bay Bank acquisition transaction expenses and an increase in loan expenses of $4.5 million that resulted primarily from higher mortgage loan servicing putback expenses (further explained below), which totaled $7.2 million and $2.5 million during the first nine months of 2012 and 2011, respectively. During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan repurchase exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter of 2012.

During the third quarter of 2012, other expenses decreased $1.3 million, or 11.4%, compared to the same period in 2011.  This decline was primarily related to a reduction in loan expenses due to lower mortgage loan servicing putback expenses.  During the third quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan repurchase exposure and determined no additional reserve was necessary, thus resulting in a decrease in loan expenses when compared with the same period in 2011.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark has continued to experience a manageable level of investor repurchase demands.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  At September 30, 2012, the reserve for mortgage loan repurchases totaled $8.6 million.  Notwithstanding significant changes in future behaviors and the demand patterns of investors, Trustmark believes that it has appropriately reserved for potential mortgage loan repurchase requests.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the nine months ended September 30, 2012 and 2011.

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

TNB’s acquisition of Bay Bank contributed approximately $3.3 million to net interest income, $4.1 million to noninterest income (primarily from bargain purchase gain of $3.6 million) and $5.1 million to noninterest expense of the General Banking Division during the first nine months of 2012, which are also included in the current period balances shown in the following three paragraphs.

Net interest income for the nine months ended September 30, 2012 decreased $1.3 million when compared with the same time period in 2011.  The decline in net interest income is mostly due to the downward repricing of loans and securities partially offset by modest declines in the cost of interest-bearing deposits.  The provision for loan losses, net for the nine months ended September 30, 2012 totaled $10.8 million compared to $23.6 million for the same period in 2011, a decrease of $12.8 million, or 54.1%.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI located elsewhere in this document.

Noninterest income for the General Banking Division increased $4.6 million during the first nine months of 2012 compared to the same time period in 2011.  Noninterest income for the General Banking Division represents 26.7% of total revenues for the first nine months of 2012 as opposed to 25.6% for the same time period in 2011, and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division increased $12.0 million during the first nine months of 2012 when compared with the same time period in 2011.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group and the Trust group are the primary service providers in this segment.  TIA, a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts.  During the third quarter of 2012, Trustmark completed the sale of the Performance Funds by TIA to Federated and certain of Federated’s subsidiaries, pursuant to the terms of the previously announced definitive agreement between Federated, TIA, and TNB.  While TIA provided investment management services to the Performance Funds until the completion of the sale to Federated, TIA no longer serves as investment advisor or custodian to the Performance Funds.  For more information on the sale of the Performance Funds, please see the description included in Noninterest Income located elsewhere in this document.

During the first nine months of 2012, net income for the Wealth Management Division increased $869 thousand, or 38.9%, when compared to the same time period in 2011.  Noninterest income increased $327 thousand when the first nine months of 2012 are compared to the same time period in 2011.  The increase in noninterest income was due the $1.2 million payment from the sale of the Performance Funds by TIA partially offset by declines in investment advisory services on the Performance Funds and retirement plan services.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first nine months of 2012, net income for the Insurance Division increased $673 thousand, or 24.2%, when compared to the same time period in 2011.  Noninterest income increased $441 thousand when the first nine months of 2012 are compared to the same time period in 2011.  The increase in noninterest income was primarily due to higher commission volume on commercial property and casualty policies.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

Income Taxes

For the nine months ended September 30, 2012, Trustmark’s combined effective tax rate was 27.2% compared to 29.1% for the same time period in 2011.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits and historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial net increases in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements.  Average earning assets totaled $8.700 billion, or 88.8% of total assets, at September 30, 2012, compared with $8.534 billion, or 89.1% of total assets, at December 31, 2011, an increase of $165.7 million, or 1.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of portfolio.  The weighted-average life of the portfolio decreased to 3.3 years at September 30, 2012 compared to 3.6 years at December 31, 2011.

When compared with December 31, 2011, total investment securities increased by $243.2 million during the first nine months of 2012.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and paydowns.  $26.3 million of the increase in securities can be attributed to the Bay Bank acquisition.  During the first nine months of 2012, Trustmark sold approximately $33.8 million in securities, generating a gain of $1.0 million, compared with $23.0 million sold during the same time period in 2011, which generated a gain of $91 thousand.

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  At September 30, 2012, AFS securities totaled $2.724 billion, which represented 98.4% of the securities portfolio, compared to $2.469 billion, or 97.7%, at December 31, 2011.  At September 30, 2012, unrealized gains, net on AFS securities totaled $75.7 million compared with unrealized gains, net of $73.7 million at December 31, 2011.  At September 30, 2012, AFS securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of U.S. Government sponsored agencies and asset-backed securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2012, HTM securities totaled $45.5 million and represented 1.6% of the total portfolio, compared with $57.7 million, or 2.3%, at December 31, 2011.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 90% of the portfolio in U.S. Government agency-backed obligations and other Aaa rated securities.  None of the securities owned by Trustmark are collateralized by assets which are considered subprime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Independent Bankers Bank of Florida, and Federal Reserve Bank, Trustmark does not hold any equity investment in government sponsored entities.

As of September 30, 2012, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain U.S. Government sponsored agencies which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the U.S. Government sponsored entities and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at September 30, 2012:

Securities Portfolio by Credit Rating (1)
($ in thousands)

	September 30, 2012
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,402,716	90.7%	$2,463,944	90.4%
Aa1 to Aa3	145,476	5.5%	154,517	5.7%
A1 to A3	11,719	0.4%	12,580	0.5%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	88,875	3.4%	93,405	3.4%
Total securities available for sale	$2,648,786	100.0%	$2,724,446	100.0%

Securities Held to Maturity
Aaa	$7,815	17.2%	$8,380	16.7%
Aa1 to Aa3	21,824	48.0%	25,286	50.3%
A1 to A3	1,758	3.9%	1,824	3.6%
Baa1 to Baa3	534	1.2%	559	1.1%
Not Rated (2)	13,553	29.7%	14,223	28.3%
Total securities held to maturity	$45,484	100.0%	$50,272	100.0%

(1)	- Credit ratings obtained from Moody's Investors Service.
(2)	- Not rated issues primarily consist of Mississippi municipal general obligations.

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2012, approximately 90.4% of the available for sale securities are rated Aaa and the same is true with respect to 17.2% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale

At September 30, 2012, loans held for sale totaled $324.9 million, consisting of $268.5 million of residential real estate mortgage loans in the process of being sold to third parties and $56.4 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2011, loans held for sale totaled $216.6 million, consisting of $157.7 million in residential real estate mortgage loans in the process of being sold to third parties and $58.8 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2012 or 2011.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at September 30, 2012 totaled $5.528 billion compared to $5.857 billion at December 31, 2011, a decrease of $329.5 million.  These declines are directly attributable to paydowns in 1-4 family mortgage loans as well as a strategic focus to reduce certain loan classifications, specifically construction, land development and other land loans, and the decision in prior years to discontinue indirect consumer auto loan financing.  The 1-4 family mortgage loan portfolio declined $249.4 million due to paydowns in the portfolio since December 31, 2011.  The $13.5 million decline in construction, land development and other land loans can be primarily attributable to reductions in Trustmark’s Florida and Mississippi markets of approximately $17.7 million since December 31, 2011.  The consumer loan portfolio decrease of $61.9 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect consumer auto portfolio balance at September 30, 2012 was $35.6 million compared with $85.1 million at December 31, 2011.  The declines in these classifications reflect implementation of Management’s determination to reduce overall exposure to these types of assets.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented:

LHFI by Type
($ in thousands)

	September 30,	December 31,
	2012	2011
Real estate loans:
Construction, land development and other land loans	$460,599	$474,082
Secured by 1- 4 family residential properties	1,511,514	1,760,930
Secured by nonfarm, nonresidential properties	1,397,536	1,425,774
Other real estate secured	184,804	204,849
Commercial and industrial loans	1,163,681	1,139,365
Consumer loans	181,896	243,756
Other loans	627,933	608,728
LHFI	5,527,963	5,857,484
Less allowance for loan losses, LHFI	83,526	89,518
Net LHFI	$5,444,437	$5,767,966

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

The LHFI composition by region at September 30, 2012 is illustrated in the following tables and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	September 30, 2012
LHFI Composition by Region (1)	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$460,599	$87,187	$222,776	$37,905	$112,731
Secured by 1-4 family residential properties	1,511,514	53,023	1,289,279	142,852	26,360
Secured by nonfarm, nonresidential properties	1,397,536	154,121	742,922	175,051	325,442
Other	184,804	8,760	133,434	5,031	37,579
Commercial and industrial loans	1,163,681	13,972	782,879	86,768	280,062
Consumer loans	181,896	1,308	157,253	19,241	4,094
Other loans	627,933	24,861	532,101	25,139	45,832
LHFI	$5,527,963	$343,232	$3,860,644	$491,987	$832,100

Construction, Land Development and Other Land Loans by Region (1)
Lots	$56,286	$34,302	$16,303	$1,475	$4,206
Development	84,524	8,615	50,250	5,836	19,823
Unimproved land	152,884	42,735	65,785	16,382	27,982
1-4 family construction	73,417	1,261	54,820	2,503	14,833
Other construction	93,488	274	35,618	11,709	45,887
Construction, land development and other land loans	$460,599	$87,187	$222,776	$37,905	$112,731

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$165,600	$42,253	$67,787	$23,260	$32,300
Office	138,458	37,107	67,044	9,703	24,604
Nursing homes/assisted living	87,028	-	77,963	4,146	4,919
Hotel/motel	96,569	8,498	28,244	32,483	27,344
Industrial	52,094	8,545	13,238	374	29,937
Health care	15,425	-	10,535	139	4,751
Convenience stores	9,209	-	4,564	1,441	3,204
Other	133,806	14,050	69,874	6,348	43,534
Total income producing loans	698,189	110,453	339,249	77,894	170,593

Owner-occupied:
Office	117,073	14,804	72,779	6,693	22,797
Churches	86,602	3,149	50,759	27,575	5,119
Industrial warehouses	83,132	1,126	41,766	319	39,921
Health care	98,511	14,120	51,077	15,909	17,405
Convenience stores	60,778	1,770	37,997	4,000	17,011
Retail	39,123	3,769	25,538	3,135	6,681
Restaurants	32,467	1,136	25,158	4,837	1,336
Auto dealerships	20,077	479	17,697	1,838	63
Other	161,584	3,315	80,902	32,851	44,516
Total owner-occupied loans	699,347	43,668	403,673	97,157	154,849

Loans secured by nonfarm, nonresidential properties	$1,397,536	$154,121	$742,922	$175,051	$325,442

(1)	Excludes acquired loans.

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At September 30, 2012, Trustmark held “alt A” mortgages with an aggregate principal balance of $3.1 million (0.09% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual LHFI considered impaired, estimated identified losses on various pools of LHFI and/or groups of risk rated LHFI with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.

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

During the third quarter of 2011, Trustmark altered the quantitative factors of the allowance for loan loss methodology to reflect a twelve-quarter rolling average of net-charge-offs.  The quantitative factors utilized in determining the required reserve are intended to reflect a twelve-quarter rolling average, one quarter in arrears, by loan type within each key market region, unless subsequent market factors suggests that a different method is called for.  This alteration to Trustmark’s methodology allows for a greater sensitivity to current trends, such as economic changes as well as current loss profiles, which creates a more accurate depiction of historical losses.  Prior to converting to a twelve-quarter rolling average, the quantitative factors reflected a three-year rolling average for Trustmark’s commercial loan book of business.

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

At September 30, 2012, the allowance for loan losses, LHFI was $83.5 million, a decrease of $6.0 million when compared with December 31, 2011.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at September 30, 2012, was 174.1%, compared to 194.2% at December 31, 2011.  Allocation of Trustmark’s $83.5 million allowance for loan losses, LHFI represented 1.79% of commercial LHFI and 0.84% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.51% as of September 30, 2012.  This compares with an allowance to total LHFI of 1.53% at December 31, 2011, which was allocated to commercial LHFI at 1.91% and to consumer and mortgage LHFI at 0.76%.

Net charge-offs for the first nine months of 2012 totaled $13.3 million, or 0.30% of average loans, compared to $27.7 million, or 0.61% of average loans, during the same time period in 2011.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs exceeded the provisions for Florida and Mississippi for the first nine months of 2012 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs (1)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Florida	$(488)	$2,909	$5,498	$16,267
Mississippi (2)	4,726	1,988	6,728	5,799
Tennessee (3)	438	499	1,197	1,802
Texas	(35)	(35)	(130)	3,810
Total net charge-offs	$4,641	$5,361	$13,293	$27,678

(1)	- Excludes Acquired Loans
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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets, excluding acquired loans and covered other real estate, totaled $163.1 million at September 30, 2012, a decrease of $26.4 million relative to December 31, 2011.  Collectively, total nonperforming assets to total nonacquired loans and noncovered other real estate at September 30, 2012 was 2.75% compared to 3.08% at December 31, 2011.  During the first nine months of 2012, nonperforming LHFI decreased $29.8 million, or 27.0%, relative to December 31, 2011 to total $80.7 million, or 1.38% of total nonacquired loans.  Foreclosed real estate, excluding covered other real estate, increased $8.8 million from the prior quarter to total $82.5 million.

Nonperforming Assets (1)
($ in thousands)

	September 30, 2012	December 31, 2011
Nonaccrual LHFI
Florida	$21,456	$23,002
Mississippi (2)	32,041	46,746
Tennessee (3)	7,388	15,791
Texas	19,773	24,919
Total nonaccrual LHFI	80,658	110,458
Other real estate
Florida	22,340	29,963
Mississippi (2)	27,113	19,483
Tennessee (3)	18,545	16,879
Texas	14,477	12,728
Total other real estate	82,475	79,053
Total nonperforming assets	$163,133	$189,511

Nonperforming assets/total loans (including loans held for sale) and ORE	2.75%	3.08%

Loans Past Due 90 days or more and still Accruing
LHFI	$5,699	$4,230

LHFS - Serviced GNMA loans eligible for repurchase (4)	$39,492	$39,379

(1)	- Excludes Acquired Loans and Covered Other Real Estate
(2)	- Mississippi includes Central and Southern Mississippi Regions
(3)	- Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4)	- No obligation to repurchase

See the previous discussion of Loans Held for Sale for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

The following table illustrates nonaccrual LHFI by loan type  as of September 30, 2012 and December 31, 2011:

Nonaccrual LHFI by Loan Type (1)
($ in thousands)

	September 30, 2012	December 31, 2011
Construction, land development and other land loans	$26,077	$40,413
Secured by 1-4 family residential properties	24,260	24,348
Secured by nonfarm, nonresidential properties	18,873	23,981
Other loans secured by real estate	3,900	5,871
Commercial and industrial	6,215	14,148
Consumer loans	411	825
Other loans	922	872
Total Nonaccrual LHFI by Type	$80,658	$110,458

(1)	- Excludes Acquired Loans

The following table illustrates other real estate, excluding covered other real estate, by type of property  as of September 30, 2012 and December 31, 2011:

Other Real Estate by Property Type (1)
($ in thousands)

	September 30, 2012	December 31, 2011
Construction, land development and other land properties	$52,356	$53,834
1-4 family residential properties	8,251	10,557
Nonfarm, nonresidential properties	21,530	13,883
Other real estate properties	338	779
Total other real estate	$82,475	$79,053

(1)	- Excludes Covered Other Real Estate

The following table illustrates writedowns of other real estate, excluding covered other real estate, by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Florida	$(791)	$1,569	$1,677	$4,624
Mississippi (2)	1,277	1,913	2,009	4,400
Tennessee (3)	204	374	592	823
Texas	(22)	600	480	1,001
Total writedowns of other real estate	$668	$4,456	$4,758	$10,848

(1)	- Excludes Covered Other Real Estate
(2)	- Mississippi includes Central and Southern Mississippi Regions
(3)	- Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

Acquired loans, consisted of the following as of September 30, 2012 and December 31, 2011:

Acquired Loans
($ in thousands)

	September 30, 2012		December 31, 2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,714	$11,504	$4,209	$-
Secured by 1-4 family residential properties	24,949	18,032	31,874	76
Secured by nonfarm, nonresidential properties	28,291	47,114	30,889	-
Other	4,198	378	5,126	-
Commercial and industrial loans	1,803	3,371	2,971	69
Consumer loans	172	2,575	290	4,146
Other loans	1,376	136	1,445	72
Acquired loans	64,503	83,110	76,804	4,363
Less allowance for loan losses, acquired loans	3,526	817	502	-
Net acquired loans	$60,977	$82,293	$76,302	$4,363

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.

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

The following table illustrates changes in the carrying value of the acquired loans for the periods presented:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (2)	Impaired	Not ASC 310-30 (2)
Carrying value at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-	-	91,987	5,927
Accretion to interest income	6,359	167	2,686	128
Payments received, net	(19,994)	(683)	(20,820)	(1,331)
Other	1,822	28	268	(98)
Less allowance for loan losses, acquired loans	(3,024)	-	(817)	-
Carrying value at September 30, 2012	$57,294	$3,683	$77,654	$4,639

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.
(2)	"Acquired Not ASC 31-30" loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans, which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Fair value of loans acquired from Bay Bank on March 16, 2012.

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

Covered other real estate by type of property consisted of the following as of September 30, 2012 and December 31, 2011:

Covered Other Real Estate by Property Type
($ in thousands)

	September 30,	December 31,
	2012	2011
Construction, land development and other land properties	$1,284	$1,304
1-4 family residential properties	1,293	889
Nonfarm, nonresidential properties	3,145	4,022
Other real estate properties	-	116
Total covered other real estate	$5,722	$6,331

For the nine months ended September 30, 2012, changes and gains, net on covered other real estate were as follows:

Change in Covered Other Real Estate
($ in thousands)

Balance at January 1, 2012	$6,331
Transfers from covered loans	1,424
FASB ASC 310-30 adjustment for the residual recorded investment	(112)
Net transfers from covered loans	1,312
Disposals	(1,673)
Writedowns	(248)
Balance at September 30, 2012	$5,722

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$440

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

During the second quarter of 2012, Trustmark re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the first nine months of 2012, other income included a writedown of the FDIC indemnification asset of $3.0 million on covered loans as a result of loan pay offs, improved cash flow projections and lower loss expectations for loan pools.

The following table illustrates changes in the FDIC indemnification asset for the periods presented:

FDIC Indemnification Asset
($ in thousands)

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	187
Transfers to FDIC claims receivable	(1,271)
Change in expected cash flows (1)	(2,925)
Change in FDIC true-up provision	(360)
Balance at September 30, 2012	$23,979

(1)	The decrease was due to loan payoffs, improved cash flow projections and lower loss expectations for covered loans.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $961 thousand and $601 thousand at September 30, 2012 and December 31, 2011, respectively.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $5.3 million at September 30, 2012, a decrease of $4.0 million when compared with December 31, 2011.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.804 billion at September 30, 2012, compared with $7.566 billion at December 31, 2011, an increase of $237.7 million, or 3.1%.  Growth in deposits is a combination of increases in both noninterest-bearing and interest-bearing deposits of $85.4 million and $152.3 million, respectively.  Noninterest-bearing deposit growth was primarily due to $52.1 million in deposits from the Bay Bank acquisition.  Excluding Bay Bank, Trustmark experienced growth in noninterest-bearing deposits among all categories of $33.3 million.  The increase in interest-bearing deposits resulted primarily from seasonal growth in public accounts of $130.1 million and $133.5 million in various types of interest-bearing deposits from the Bay Bank acquisition, partially offset by a decrease in time deposit account balances, excluding Bay Bank, of $149.6 million as Trustmark continues its efforts to reduce high-cost deposit balances.  A portion of the decline in time deposit balances was offset by growth in money market balances due to customer preference for liquidity in today’s interest rate environment.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances.  Short-term borrowings totaled $492.3 million at September 30, 2012, a decrease of $199.8 million, when compared with $692.1 million at December 31, 2011.  Of these amounts, $408.6 million and $239.4 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The decrease in short-term borrowings resulted primarily from a decline of $162.0 million in federal funds purchased as funding pressures lessened due to strong deposit growth.

Legal Environment

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee filed a motion to intervene in this action.  In January 2012, Plaintiffs filed a motion to join the Official Stanford Investors Committee as an additional plaintiff in this action.  Trustmark opposed these two motions.  The court has not yet ruled on the intervention and joinder motions.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with the Company as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO.  On July 19, 2012, the plaintiff in the White case filed an amended compliant to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal motions, and discovery has begun, in the White case; the Jenkins case has not yet entered the active discovery stage.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2012 and 2011, Trustmark had commitments to extend credit of $1.843 billion and $1.633 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At September 30, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $152.9 million and $169.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At September 30, 2012, Trustmark’s total shareholders’ equity was $1.278 billion, an increase of $63.0 million from its level at December 31, 2011.  During the first nine months of 2012, shareholders’ equity increased primarily as a result of net income of $89.6 million and the $12.0 million of common stock issued in the Bay Bank acquisition, and was partially offset by common stock dividends of $44.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of September 30, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2012, which Management believes have affected TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,153,101	17.25%	$534,786	8.00%	n/a	n/a
Trustmark National Bank	1,113,636	16.85%	528,689	8.00%	$660,861	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,029,598	15.40%	$267,393	4.00%	n/a	n/a
Trustmark National Bank	992,978	15.03%	264,344	4.00%	$396,516	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,029,598	10.83%	$285,306	3.00%	n/a	n/a
Trustmark National Bank	992,978	10.57%	281,751	3.00%	$469,585	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2012 and 2011 were $0.69.  Trustmark’s indicated dividend for 2012 is $0.92 per common share, which is the same as dividends per common share in 2011.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.873 billion for the first nine months of 2012 and represented approximately 80.4% of average liabilities and shareholders’ equity when compared to average deposits of $7.523 billion, which represented 78.6% of average liabilities and shareholders’ equity for the same time period in 2011.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2012, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $37.7 million compared to $42.1 million at December 31, 2011.  At September 30, 2012, Trustmark had $49.8 million in term fixed-rate brokered CDs outstanding, compared with $49.7 million outstanding brokered CDs at December 31, 2011.

At September 30, 2012, Trustmark had $176.2 million of upstream federal funds purchased, compared to $365.0 million at December 31, 2011.  Trustmark also maintains a relationship with the FHLB, which provided $108 thousand in advances at September 30, 2012, compared with $2.5 million in advances at December 31, 2011.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.931 billion at September 30, 2012.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2012, Trustmark had approximately $366.7 million available in repurchase agreement capacity compared to $603.0 million at December 31, 2011.

Another borrowing source is the Discount Window.  At September 30, 2012, Trustmark had approximately $809.3 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $777.4 million at December 31, 2011.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At September 30, 2012, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At September 30, 2012, Trustmark had $72.0 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2012, Trustmark has no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $646.1 million at September 30, 2012, with a negative valuation adjustment of $3.2 million, compared to $317.0 million, with a negative valuation adjustment of $1.5 million as of December 31, 2011.  This growth has been driven by record low mortgage interest rates which has stimulated higher mortgage loan refinancing activity.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.8 million for the three months ended September 30, 2012 compared to a net positive ineffectiveness of $2.8 million for the three months ended September 30, 2011, as well as a net negative ineffectiveness of $2.7 million for the nine months ended September 30, 2012 compared to a net positive ineffectiveness of $4.8 million experienced for the nine months ended September 30, 2011.  The net negative ineffectiveness is a result of the spread contraction between primary mortgage rates and yields on the ten-year Treasury note partially offset by hedge income produced by a steep yield curve and option premium.

In the first quarter of 2011, Trustmark began offering certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because the derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of September 30, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $262.1 million related to this program, compared to $71.2 million as of December 31, 2011.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.5 million compared to $1.8 million as of December 31, 2011.  As of September 30, 2012, Trustmark had posted collateral with a market value of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of September 30, 2012, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $10.1 million, compared to no transactions as of December 31, 2011. The fair values of these risk participation agreements were immaterial at September 30, 2012.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 0.1% and decrease 1.9% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at September 30, 2012 and 2011, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at September 30, 2012, it is estimated that net interest income may decrease by 5.2% compared to a 4.7% decrease at September 30, 2011.  At September 30, 2012 and 2011, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at September 30, 2012 and 2011:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2012	2011
Change in Interest Rates
+200 basis points	0.1%	-1.9%
+100 basis points	0.0%	-0.8%
-100 basis points	-5.2%	-4.7%

As shown in the table above, the interest rate shocks illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2013 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of September 30, 2012, the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 5.3%, compared to a net portfolio value increase of 4.0% in September 30, 2011.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 6.9%, compared to a net portfolio value decrease of 9.0% at September 30, 2011.  The following table summarizes the effect that various rate shifts would have on net portfolio value at September 30, 2012 and 2011:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2012	2011
Change in Interest Rates
+200 basis points	5.3%	4.0%
+100 basis points	4.2%	3.6%
-100 basis points	-6.9%	-9.0%

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and early adoption is permitted.  Trustmark is currently evaluating the impact ASU 2012-06 will have on its financial statements.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” Issued in July 2012, ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets other than goodwill for impairment.  Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the indefinite-lived intangible assets impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how indefinite-lived intangible assets are calculated or assigned to reporting units, nor does it revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, the ASU does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  As Trustmark does not have any indefinite-lived intangible assets other than goodwill, the adoption of ASU 2012-02 will have no impact on Trustmark’s consolidated financial statements.

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

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with the Company as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee filed a motion to intervene in this action.  In January 2012, Plaintiffs filed a motion to join the Official Stanford Investors Committee as an additional plaintiff in this action.  Trustmark opposed these two motions.  The court has not yet ruled on the intervention and joinder motions.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with the Company as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously reported in the press and disclosed by Trustmark.

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO.  On July 19, 2012, the plaintiff in the White case filed an amended compliant to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal motions, and discovery has begun, in the White case; the Jenkins case has not yet entered the active discovery stage.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the third quarter of 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-ab	Summary of the Trustmark Corporation Management Incentive Plan

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal
Accounting Officer

DATE:	November 7, 2012	DATE:	November 7, 2012