Form 10-K
period 2012-12-31
TRUSTMARK CORP
filed 2013-02-27
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐          No ☑

Based on the closing sales price at June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.436 billion.

As of January 31, 2013, there were issued and outstanding 64,820,414 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Trustmark’s 2013 Annual Meeting of Shareholders to be held May 7, 2013 are incorporated by reference into Part III of the Form 10-K report.

TRUSTMARK CORPORATION

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things, and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements. You should be aware that the occurrence of the events described under the caption Item 1A. Risk Factors in this report could have an adverse effect on our business, results of operations and financial condition. Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of the European financial crisis on the U.S. economy and the markets we serve, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the business and realize cost savings and any other synergies from the BancTrust Financial Group, Inc., (BancTrust) merger as well as the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1.  BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2012, TNB had total assets of $9.717 billion, which represents approximately 99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 170 offices and 2,666 full-time equivalent associates located in the states of Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market) and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  On February 15, 2013, Trustmark completed its merger with BancTrust Financial Group, Inc. (BancTrust).  BancTrust had 49 offices throughout Alabama and the Florida Panhandle with $1.2 billion in loans and $1.7 billion in deposits at December 31, 2012.  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At December 31, 2012, TNB’s mortgage loan portfolio totaled approximately $1.088 billion, while its portfolio of mortgage loans serviced for others, including, Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.171 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers. During the third quarter of 2012, Trustmark completed the sale and reorganization of $929.0 million of assets managed by TIA for the Performance Funds Trust (Performance Funds) to Federated Investors, Inc. (Federated) and certain of Federated’s subsidiaries, pursuant to the terms of the previously announced definitive agreement between Federated, TIA, and TNB.  TIA no longer serves as investment adviser or custodian to the Performance Funds.  However, Performance Funds held by Trustmark wealth management clients at the time of the reorganization were converted to various pre-determined Federated funds, and remain in Trustmark wealth management accounts.  At December 31, 2012, Trustmark held assets under management and administration of $6.610 billion and brokerage assets of $1.316 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At December 31, 2012, Somerville had total assets of $202.9 million.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenues over the past five years.

Summary Information
($ in thousands)

December 31,	2012	2011	2010	2009	2008
Securities	$2,699,933	$2,526,698	$2,318,096	$1,917,380	$1,802,470
Total securities growth	$173,235	$208,602	$400,716	$114,910	$1,085,029
Total securities growth	6.86%	9.00%	20.90%	6.38%	151.24%

Loans *	$5,726,318	$5,934,288	$6,060,242	$6,319,797	$6,722,403
Total loans decline	$(207,970)	$(125,954)	$(259,555)	$(402,606)	$(318,389)
Total loans decline	-3.50%	-2.08%	-4.11%	-5.99%	-4.52%

Assets	$9,828,667	$9,727,007	$9,553,902	$9,526,018	$9,790,909
Total assets growth (decline)	$101,660	$173,105	$27,884	$(264,891)	$824,107
Total assets growth (decline)	1.05%	1.81%	0.29%	-2.71%	9.19%

Deposits	$7,896,517	$7,566,363	$7,044,567	$7,188,465	$6,823,870
Total deposits growth (decline)	$330,154	$521,796	$(143,898)	$364,595	$(45,402)
Total deposits growth (decline)	4.36%	7.41%	-2.00%	5.34%	-0.66%

Equity	$1,287,369	$1,215,037	$1,149,484	$1,110,060	$1,178,466
Total equity growth (decline)	$72,332	$65,553	$39,424	$(68,406)	$258,830
Total equity growth (decline)	5.95%	5.70%	3.55%	-5.80%	28.14%

Years Ended December 31,
Revenue **	$516,179	$508,797	$517,950	$522,451	$496,418
Total revenue growth (decline)	$7,382	$(9,153)	$(4,501)	$26,033	$33,188
Total revenue growth (decline)	1.45%	-1.77%	-0.86%	5.24%	7.16%

*  - Includes loans held for investment and acquired loans
**  - Consistent with Trustmark's audited financial statements, revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Items 6 and 7 of this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenues for each of the geographic regions in which it operates as of and for the year ended December 31, 2012 ($ in thousands):

	Loans (3)		Deposits		Revenue (4)
	Amount	%	Amount	%	Amount	%
Mississippi (1)	$4,010,197	70.1%	$5,749,711	72.8%	$385,179	74.6%
Tennessee (2)	493,794	8.6%	1,288,543	16.3%	51,402	10.0%
Florida	408,943	7.1%	414,312	5.3%	38,813	7.5%
Texas	813,384	14.2%	443,951	5.6%	40,785	7.9%
Total	$5,726,318	100.0%	$7,896,517	100.0%	$516,179	100.0%

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3) - Includes loans held for investment and acquired loans.
(4) - Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income

On February 15, 2013, Trustmark completed its merger with BancTrust.  BancTrust had 49 offices located throughout Alabama and the Florida Panhandle. Consummation of the merger provided Trustmark with entry into the Alabama market and increased Trustmark’s presence in the Florida Panhandle.

Segment Information

For the year ended December 31, 2012, Trustmark operated through three operating segments - General Banking, Insurance and Wealth Management.  The table below presents segment data regarding net interest income, provision for loan losses, net, noninterest income, net income and average assets for each segment for the last three years ($ in thousands):

	Years ended December 31,
	2012	2011	2010
General Banking
Net interest income	$336,362	$344,415	$347,607
Provision for loan losses, net	12,188	30,185	49,551
Noninterest income	122,421	109,601	115,934
Net income	108,975	100,568	93,025
Average assets	9,658,924	9,436,557	9,136,491

Wealth Management
Net interest income	$4,327	$4,256	$4,174
Provision for loan losses, net	106	143	(5)
Noninterest income	24,565	23,300	22,243
Net income	3,823	2,810	3,975
Average assets	78,567	81,472	89,240

Insurance
Net interest income	$301	$272	$242
Noninterest income	28,203	26,953	27,750
Net income	4,485	3,463	3,636
Average assets	65,560	65,414	66,096

For more information on Trustmark’s Segments, please see Results of Segment Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 - Segment Information included in Item 8 - Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Current Economic Environment

While the economy has shown moderate signs of improvement, lingering economic concerns resulting from the cumulative weight of soft U.S. labor markets, the Eurozone crisis, slowing growth in emerging markets and uncertainty regarding the effects of the resolution of the U.S. “fiscal cliff,” have tempered any optimism for economic improvement during 2013.  U.S. employment reported gradual improvements during 2012, adding an average of approximately 153,000 net new positions each month and lowering the national unemployment rate from a reported 8.3% in January 2012 to 7.8% in December 2012.  Consumer confidence, which had reported improvements at the end of the third quarter of 2012, reported sharp declines during the fourth quarter of 2012.  The turnaround in expectations was most likely a result of uncertainty surrounding the resolution of the U.S. “fiscal cliff.”  Historically low interest rates resulted in increased demand for mortgage loans, business loans, and other credit.  The U.S. housing market reported continued improvements during the year with an approximate 8% increase in home sales.  Sales inventory of existing homes fell to a reported 2.14 million in October 2012, the lowest level since February 2006, while both multifamily and single-family housing starts reported increases during the year.  The banking and financial services industry also reported improvements during 2012.  In the Federal Deposit Insurance Corporation’s (FDIC) third quarter 2012 “Quarterly Banking Profile,” insured institutions reported the highest quarterly earnings by the industry since the third quarter of 2006, increases in loan balances for the fifth time in the last six quarters, a decline in provisions for loan losses year over year for the twelfth consecutive quarter, and the smallest number of institution failures since the fourth quarter of 2008. Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing the local markets in which Trustmark operates places continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

The European financial crisis has created risks and uncertainties affecting the global economy.  As global markets react to the European financial crisis and potential economic policy changes in Europe, assets, liabilities and cash flows with no direct connection to the Eurozone could be influenced.  The potential impact on markets within the United States and on the economy of the United States is difficult to predict.  Trustmark has no direct or indirect exposure to any debt of European sovereign or non-sovereign issuers, nor is it dependent upon any funding sources in the Eurozone for any short- or long-term liquidity.  However, Trustmark, as a member of the global economy, could be indirectly affected if events in the Eurozone broadly cause widening of interest rate spreads or otherwise increase global market volatility.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  In response to this analysis, Management has continued to reduce certain loan categories, including land development, other land loans and indirect consumer auto loans.  Overall, loans held for investment (LHFI) totaled $5.593 billion at December 31, 2012 compared to $5.857 billion at December 31, 2011, a decrease of $264.7 million, or 4.5%.  The decline during 2012 is directly attributable to paydowns in 1-4 family mortgage loans as well as the decision in prior years to discontinue indirect consumer auto loan financing.  The 1-4 family mortgage loan portfolio declined $263.5 million due to paydowns in the portfolio since December 31, 2011, as many customers continued to take advantage of opportunities to refinance existing mortgages at historically low interest rates.  Trustmark has elected to sell the vast majority of these lower rate longer term mortgage loans in the secondary market rather than replacing the runoff in this portfolio.  Based on the interest rate spread, Management felt it was more profitable to sell these lower rate longer term mortgage loans than to record the loans on the balance sheet and add liquidity and interest rate risk for TNB.  The consumer loan portfolio decrease of $72.1 million, or 29.6%, primarily represents a decrease in the indirect consumer auto portfolio. The indirect consumer auto portfolio balance at December 31, 2012 was $25.5 million compared with $86.9 million at December 31, 2011.

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

Trustmark’s credit quality indicators continued to experience significant improvements during 2012.  Nonperforming assets, excluding acquired loans and covered other real estate, were $160.6 million at December 31, 2012, a decrease of $29.0 million, or 15.3%, when compared to December 31, 2011.  Nonperforming assets, excluding acquired loans and covered other real estate, at December 31, 2012, represent the lowest level since year-end 2008 and a decline of 37.4% from the peak of $256.7 million at March 31, 2010.  Net charge-offs for 2012 decreased by $16.2 million to $17.5 million while the provision for loan losses for LHFI also decreased to $6.8 million during 2012, a decline of $22.9 million, or 77.2%.  During 2012, Trustmark experienced a $61.5 million, or 19.5%, decline in classified LHFI and a $71.9 million, or 18.0%, decline in criticized LHFI when compared to the prior year.

A troubled debt restructuring (TDR) occurs when a borrower is experiencing financial difficulties, and for related economic or legal reasons, a concession is granted to the borrower that Trustmark would not otherwise consider.  Trustmark continues to make loan modifications to improve the collectibility of LHFI as borrowers react to financial conditions resulting from the recent economic recession.  LHFI classified as TDRs totaled $24.3 million at December 31, 2012, a decrease of $9.9 million, or 29.0%, when compared to December 31, 2011.  Trustmark’s TDRs have resulted primarily from loan modifications allowing borrowers to pay interest only for an extended period of time rather than from debt forgiveness.  At December 31, 2012, $21.6 million, or 88.9%, of Trustmark’s TDRs were credits with interest-only payments for an extended period of time.

TNB did not make significant changes to its loan underwriting standards during 2012.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the continued economic uncertainty, TNB remains cautious in granting credit involving certain categories of real estate as well as in making exceptions to its loan policy.

Trustmark has also continued to dedicate staff to mitigate foreclosure of primary residences on borrowers who are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff have been utilized to accommodate loss mitigation activity.  Trustmark continues to utilize personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation.  In some cases, Trustmark may make deferred payment arrangements with such borrowers on a short-term basis.  Likewise, Trustmark continues to follow FNMA, FHLMC and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.

Mortgage loan modifications made to date have substantially all occurred on loans serviced for outside investors.  During 2010, Trustmark established an in-house mortgage modification program.  The program is focused on extending loan maturities, which results in a reduced payment for those customers meeting program criteria.  Demand for this program continues to be very limited.  As for new loan originations, primarily those intended for sale in the secondary market, Trustmark follows the underwriting standards of the relevant government agencies.  As those agencies have revised standards on new originations, so has Trustmark.  During 2012, Trustmark continued to allocate the appropriate resources to fully comply with all investor underwriting requirements.

Trustmark is subject to losses in its loan servicing portfolio due to foreclosures on residential mortgage loans sold in the secondary market.  Trustmark has obligations to either repurchase the outstanding principal balance of a mortgage loan or make the purchaser whole for the economic benefits of a mortgage loan if it is determined that the mortgage loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding mortgage loans that had missing or insufficient file documentation and/or mortgage loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.  Total mortgage loan servicing putback expense incurred by Trustmark in 2012 was $8.0 million, an increase of $2.9 million when compared to 2011.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter.  At December 31, 2012, the reserve for mortgage loan servicing putback expenses was $7.8 million compared to $4.3 million at December 31, 2011.

Total deposits were $7.897 billion at December 31, 2012, compared with $7.566 billion at December 31, 2011, an increase of $330.2 million, or 4.4%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $220.8 million and $109.4 million, respectively.  Trustmark experienced noninterest-bearing deposit growth in all categories, with the Bay Bank & Trust Co. (Bay Bank) acquisition contributing $46.2 million.  The increase in interest-bearing deposits resulted primarily from growth in personal checking and savings accounts, with Bay Bank contributing $132.7 million in various types of interest-bearing deposits. However, time deposit account balances, excluding Bay Bank, declined by $222.2 million as Trustmark continued its efforts to reduce high-cost deposit balances.  A portion of the decline in time deposit balances was offset by growth in money market balances due to customer preference for liquidity in today’s interest rate environment.

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

At June 30, 2012, Trustmark’s deposit market share ranked within the top five positions in 84% of the 37 counties served and in the first or second position in 51% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2012.

Deposit Market Share
Market
Mississippi	14.22%
Texas	0.07%
Tennessee	0.28%
Florida	0.10%

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

Legislation

Trustmark is a registered bank holding company under the Bank Holding Company Act of 1956 (BHC Act).  Trustmark and its nonbank subsidiaries are therefore subject to the supervision, examination and reporting requirements of the BHC Act, the Federal Deposit Insurance Act (FDI Act), the regulations of the Federal Reserve Board and the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  For more information on the Dodd-Frank Act and the impact to Trustmark, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  The CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions and their affiliates.  An insured depository institution is deemed “very large” if it reports assets of more than $10 billion in its quarterly Call Report for four consecutive quarters.  For mergers, acquisitions, or combinations, the combined institution is deemed “very large” if the sum of the total assets of the constituent institutions was more than $10 billion for four consecutive quarterly Call Reports prior to the merger.  The CFPB has near exclusive supervision authority, including examination authority, over these “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

TNB’s total assets were $9.717 billion at December 31, 2012, and $9.612 billion at December 31, 2011.  Following the closing of the merger of Trustmark with BancTrust Financial Group (BancTrust) on February 15, 2013, TNB had assets of greater than $10.0 billion. The combined assets of Trustmark and BancTrust were greater than $10.0 billion for the four quarters prior to the merger, and therefore, the merged institution will be deemed a “very large” insured depository institution subject to CFPB supervision and enforcement authority with respect to federal consumer financial laws beginning in the second quarter of 2013. For more information on the merger with BancTrust, please see Note 2 - Business Combinations included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this report.

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

With the enactment of the Dodd-Frank Act, the FDI Act and the National Bank Act have also been amended to remove the “opt-in” concept introduced by the Riegle-Neal Act.  Under the Riegle-Neal Act, states had been given the option to opt-in to de novo interstate branching.  Many states did not opt-in, thereby continuing the long-standing prohibition on de novo interstate branching by commercial banks chartered in those states. Under the Dodd-Frank Act, the FDIC and the Office of the Comptroller of the Currency (OCC), both of which regulate TNB, now have the authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if the law of the State in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a State bank chartered by such State.

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

State Laws and Other Federal Oversight

In addition to being regulated as a bank holding company, Trustmark is subject to regulation by the State of Mississippi under its general business corporation laws.  Trustmark is also under the jurisdiction of the SEC for matters relating to the offering, sale and trading of its securities.  Trustmark is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, as administered by the SEC.

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

While TNB’s activities are governed primarily by federal law, the Dodd-Frank Act potentially narrows National Bank Act preemption for state consumer financial laws, thereby making TNB and other national banks potentially subject to increased state regulation.  The Dodd-Frank Act also codifies the Supreme Court’s decision in Cuomo v. Clearing House Ass’n.  As a result, State Attorneys General may enforce “an applicable law” against federally-chartered depository institutions like TNB.  In addition, under the Dodd-Frank Act, State Attorneys General are authorized to bring civil actions against federally-chartered institutions, like TNB, to enforce regulations prescribed by the CFPB or to secure other remedies.

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

Under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLB Act), banks are able to offer customers a wide range of financial products and services without the restraints of previous legislation.  The primary provisions of the GLB Act related to the establishment of financial holding companies and financial subsidiaries.  The GLB Act authorizes national banks to own or control a “financial subsidiary” that engages in activities that are not permissible for national banks to engage in directly.  The GLB Act contains a number of provisions dealing with insurance activities by bank subsidiaries.  Generally, the GLB Act affirms the role of the states in regulating insurance activities, including the insurance activities of financial subsidiaries of banks, but the GLB Act also preempts certain state laws.  As a result of the GLB Act, TNB elected for predecessor subsidiaries that now constitute FBBI to become financial subsidiaries.  This enables TNB to engage in insurance agency activities at any location.

The GLB Act also imposed requirements related to the privacy of customer financial information. In accordance with the GLB Act, federal bank regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  Trustmark complies with these requirements and recognizes the need for its customers’ privacy.

In addition to the changes described above, the Dodd-Frank Act makes numerous changes to the various patchwork of federal laws that regulate the activities of Trustmark, TNB and their subsidiaries and affiliates. The Dodd-Frank Act amended the Electronic Fund Transfer Act to authorize the Federal Reserve Board to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the Federal Reserve Board issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective October 1, 2011.  In addition, the Federal Reserve Board also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The fraud-prevention adjustment was effective on October 1, 2011, concurrent with the debit card interchange fee limits.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  Therefore, there was no impact of the Federal Reserve Board final rule (Regulation II - Debit Card Interchange Fees and Routing) to Trustmark’s noninterest income during 2012.  However, following the closing of the merger with BancTrust on February 15, 2013, Trustmark had assets of greater than $10.0 billion.  Trustmark therefore expects that it will have assets greater than $10.0 billion as of the December 31 measurement date in 2013 and will have to come into compliance with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the Federal Reserve Board final rule could reduce noninterest income by $6.0 million to $8.0 million on an annual basis, given Trustmark’s current debit card volumes.  For more information on the merger with BancTrust, please see Note 2 - Business Combinations included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this report. Management is continuing to evaluate Trustmark’s product structure and services to offset the anticipated impact of the Federal Reserve Board final rule.

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

Capital Adequacy

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.  The Dodd-Frank Act directs the federal bank regulatory agencies to make capital requirements countercyclical – meaning that additional capital will be required in times of economic expansion, but less capital will be required during periods of economic downturn.

The Federal Reserve Board and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations.  Under existing rules, banking organizations are required to maintain minimum risk-based capital ratios for Tier 1 capital and total capital as well as a minimum leverage ratio.  Furthermore, under the Dodd-Frank Act, federal bank regulatory agencies are required to impose on all depository institutions and holding companies minimum risk-based capital and leverage requirements that are not less than the “generally applicable” minimum risk-based capital and leverage requirements in effect for insured depository institutions.

For purposes of calculating these ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  Capital, at both the holding company and bank level, is classified in one of three tiers depending on type. Core capital (Tier 1) for both Trustmark and TNB includes total equity capital, with the impact of accumulated other comprehensive income (loss) eliminated, plus allowable trust preferred securities, and less goodwill, certain other identifiable intangible assets and disallowed servicing assets.  Supplementary capital (Tier 2) includes the allowance for loan losses, subject to certain limitations, as well as allowable subordinated debt.  Total capital is a combination of Tier 1 and Tier 2 capital.

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively.  At December 31, 2012, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 15.53% and 17.22% of its total risk-weighted assets, respectively.  At December 31, 2012, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 15.17% and 16.85% of its total risk-weighted assets, respectively.

The OCC and Federal Reserve Board also require national banks and bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or having implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk.  All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio.  Additionally, for TNB to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%.  At December 31, 2012, the leverage ratios for Trustmark and TNB were 10.97% and 10.72%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The FDI Act identifies five capital categories for insured depository institutions.  These include well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The FDI Act requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2012, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  In addition, the FDI Act requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

On June 7, 2012, the Federal Reserve Board, FDIC and the OCC jointly issued proposed rules to enhance regulatory capital requirements.  The proposed rules are designed to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Act and international capital regulatory standards by the Basel Committee.  The proposed rules would increase and revise the federal bank agencies’ current minimum risk-based and leverage capital ratio requirements; introduce new risk-weight calculation methods for the “standardized” denominator; adopt a minimum common equity risk-based capital requirement; revise regulatory capital components and calculations; require regulatory capital buffers above the minimum risk-based capital requirements for certain banking organizations; and more generally restructure the agencies’ capital rules.  Many of the proposed rules would apply to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and savings and loan holding companies.  The proposed rules also address the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”  The Federal Reserve Board, FDIC, and OCC indefinitely delayed the effective date of the proposed rules, and they did not indicate when they will issue final rules or when such rules would become effective.  If implemented, it is expected that banking organizations subject to the proposed rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity than they are currently required to hold.

The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. In 2004, the Basel Committee revised the Accord (Basel II) and in December 2007, U.S. banking regulators published a final rule for large, internationally active banking organizations implementing the “advanced approaches” framework in Basel II. The advanced approaches rule became effective in April 2008, but are mandatory only for banks with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. Trustmark and TNB are not required to comply with the advanced approaches rule at this time due to their respective asset sizes and lack of on-balance sheet foreign exposure.

Among other changes, the proposed rules would disqualify Tier 1 capital treatment for “hybrid” capital items like trust preferred securities issued by bank holding companies.  Under the proposed rules, trust preferred securities and other non-qualifying capital instruments would be phased out over a ten-year period for bank holding companies with less than $15 billion in assets.  However, under the Dodd-Frank Act, bank holding companies with less than $15 billion in assets are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital.  Therefore, Trustmark will continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I as Tier 1 capital under the Dodd-Frank provisions.

Somerville, which is not a significant subsidiary as defined by the SEC and thus is not discussed in detail in this section, was also in compliance with all applicable capital adequacy guidelines at December 31, 2012.

Payment of Dividends and Other Restrictions

The principal source of Trustmark’s cash revenues is dividends from TNB. There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2013 approximately $92.0 million plus its net income for that year to pay to Trustmark as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (the CAMELS component rating). For Risk Category I institutions (generally those institutions with less than $10 billion in assets), including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings. The minimum annualized assessment rate for Risk Category I institutions during 2012 was 2.5 basis points with the maximum rate being 9.0 basis points. Assessment rates for institutions in Risk Category I may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

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

The Dodd-Frank Act permanently increased the deposit insurance level to $250,000 per account.  Effective December 31, 2010, unlimited deposit insurance for noninterest-bearing transaction accounts was statutorily mandated.  This mandate expired on December 31, 2012.

The FDIC has stated its intention, as part of a proposed plan to restore the DIF following significant decreases in its reserves, to increase deposit insurance assessments. On January 1, 2009, the FDIC increased its assessment rates and has since imposed further rate increases and changes to the current risk-based assessment system. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets less Tier 1 capital as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. TNB’s prepaid assessment amount for this period was approximately $39.1 million and was collected by the FDIC on December 30, 2009.  At December 31, 2012, TNB’s remaining prepaid assessment was approximately $14.0 million.

In 2012, TNB’s expenses related to deposit insurance premiums totaled $5.8 million.  In addition, TNB also paid approximately $573 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2017 through 2019.  For the quarter ended December 31, 2012, the FICO assessment rate was equal to 0.64 basis points.  Somerville’s total FDIC expenses for 2012 were $129 thousand.

Recent Regulatory Developments

On September 1, 2011, Trustmark implemented a five item maximum per day for personal account overdrafts.  This change reduced noninterest income by approximately $400 thousand for the year ended December 31, 2011.  The full impact of this change was a reduction in noninterest income of approximately $1.1 million for 2012.

As previously reported, Trustmark has continued to review selected components of its overdraft programs, specifically its processing sequences.  Trustmark implemented a modification to the processing sequence component of its overdraft programs on October 1, 2012.  This modification reduced service charges included in noninterest income by approximately $750 thousand for the year ended December 31, 2012.  Management estimates this modification could reduce noninterest income by approximately $3.0 million in 2013.  Management is continuing to evaluate Trustmark’s product structure and services to offset the potential impact of these recent regulatory developments.

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

Employees

At December 31, 2012, Trustmark employed 2,666 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Daniel A. Grafton, 65
Trustmark Corporation
Chairman of the Board since May 2011
Trustmark National Bank
Chairman of the Board since May 2011

Gerard R. Host, 58
Trustmark Corporation
President and Chief Executive Officer since January 2011
Trustmark National Bank
President and Chief Executive Officer since January 2011
President and Chief Operating Officer from March 2008 to January 2011
President – General Banking from February 2004 to March 2008

Louis E. Greer, 58
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007

T. Harris Collier III, 64
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 54
Trustmark National Bank
President – Corporate Banking since September 2011
Executive Vice President and Corporate Banking Manager from September 2008 to September 2011
President – Central Region from February 2007 to September 2008

Mitchell J. Bleske, 38
Trustmark National Bank
Executive Vice President and Bank Treasurer since September 2011
Senior Vice President and Chief Investment Officer from February 2008 to September 2011
United Community Banks – Blairsville, Georgia
Senior Vice President - Treasurer from October 2003 to February 2008

George C. Gunn, 61
Trustmark National Bank
Executive Vice President and Real Estate Banking Manager since September 2008
Executive Vice President and Corporate Banking Manager from February 2004 to September 2008

Robert Barry Harvey, 53
Trustmark National Bank
Executive Vice President and Chief Credit Officer since March 2010
Senior Vice President and Chief Credit Administrator from September 2004 to March 2010

Donald Glynn Ingram, 61
Trustmark National Bank
Executive Vice President and Chief Information Officer since September 2008
Senior Vice President and Chief Information Officer from December 2007 to September 2008

James M. Outlaw, Jr., 59
Trustmark National Bank
President and Chief Operating Officer – Texas since August 2006

W. Arthur Stevens, 48
Trustmark National Bank
President – Retail Banking since September 2011
President – Mississippi Region from September 2008 to September 2011
President – South Region from February 2005 to September 2008

Douglas H. Ralston, 48
Trustmark National Bank
President – Wealth Management since November 2009
President – Trustmark Investment Advisors since June 2002

Breck W. Tyler, 54
Trustmark National Bank
President – Mortgage Services since March 2012
Executive Vice President and Mortgage Services Manager from June 2006 to March 2012

Rebecca N. Vaughn-Furlow, 68
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006

Harry M. Walker, 62
Trustmark National Bank
Regional President – Central Mississippi since September 2011
President – Jackson Metro from February 2004 to September 2011

Chester A. (Buddy) Wood, Jr., 64
Trustmark National Bank
Executive Vice President and Chief Risk Officer since February 2007

C. Scott Woods, 56
Trustmark National Bank
President – Insurance Services since March 2012
Executive Vice President and Insurance Services Manager from June 2006 to March 2012

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

Risks related to Trustmark’s Industry and Business

Trustmark’s largest source of revenue (net interest income) is subject to interest rate risk.

Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  For the year ended December 31, 2012, Trustmark’s total interest income was $371.7 million while net interest income was approximately $341.0 million.  Although total interest income and net interest income were lower when compared with 2011, the impact of interest rate risk actually improved as Trustmark was able to secure more core deposits as a less sensitive funding source during the year.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using balances at December 31, 2012 estimated that in the event of a hypothetical 200 basis point increase in interest rates, there would be an increase in net interest income of 0.5%.  In the event of a hypothetical 100 basis point increase and decrease in interest rates using static balances at December 31, 2012, it is estimated net interest income may decrease by 0.1% and 4.9%, respectively.

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

•
The remaining maturity of various assets or liabilities may shorten or lengthen as payment behavior changes in response to changes in interest rates.  For example, if interest rates decline sharply, fixed-rate loans may pre-pay, or pay down, faster than anticipated, thus reducing future cash flows and interest income.  Conversely, if interest rates increase, depositors may cash in their certificates of deposit prior to term (notwithstanding any applicable early withdrawal penalties) or otherwise reduce their deposits to pursue higher yielding investment alternatives. Repricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets reprice faster than liabilities, there will be an initial decline in earnings.  Moreover, if assets and liabilities reprice at the same time, they may not be by the same increment.  For instance, if the Federal funds rate increased 50 basis points, rates on demand deposits may rise by 10 basis points, whereas rates on prime-based loans will instantly rise 50 basis points.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes in net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates.  Therefore, Management monitors interest rate risk and adjusts Trustmark’s investment, funding and hedging strategies to mitigate adverse effects of interest rate shifts on Trustmark’s balance sheet.

Trustmark utilizes derivative contracts to hedge Mortgage Servicing Rights (MSR) in order to offset changes in fair value resulting from changes in interest rate environments.  In spite of Trustmark’s due diligence in regard to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective, which could adversely affect results of operations.  Risks associated with these strategies include the risk that counterparties in any such derivative and other hedging transactions may not perform; the risk that these hedging strategies rely on Management’s assumptions and projections regarding these assets and general market factors, including prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, and that these assumptions and projections may prove to be incorrect; the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates, prepayment speeds or other forecasted inputs to the hedging model; and the risk that the models used to forecast the effectiveness of hedging instruments may project expectations that differ from actual results.  In addition, increased regulation of the derivative markets may increase the cost to Trustmark to implement and maintain an effective hedging strategy.

Trustmark closely monitors the sensitivity of net interest income and investment income to changes in interest rates and attempts to limit the variability of net interest income as interest rates change.  Trustmark makes use of both on- and off-balance sheet financial instruments to mitigate exposure to interest rate risk.

The current low-interest-rate, slow-growth economic environment is inhibiting potential lending and economic growth, which could increase business risks for Trustmark.

Lingering economic concerns resulting from the cumulative weight of soft U.S. labor markets, the Eurozone crisis, slowing growth in emerging markets and uncertainty regarding the effects of the resolution of the U.S. “fiscal cliff,” have tempered any optimism for economic improvement during 2013.  The consensus private sector forecast suggests unemployment will remain above normal through 2013. The U.S. and European economies and financial markets tend to be closely associated, and therefore significant weakness in Europe would likely dampen domestic growth prospects during 2013. While domestic demand for loans has improved, particularly for commercial loans, further meaningful gains will depend on sustained economic growth.  Washington’s budget gridlock is unsettling to both businesses and consumers, raising the risk that economic growth could be hurt during 2013 regardless of actions by Congress. Even with the legislative actions taken, the potential drag on economic growth in 2013 may only be mitigated and not eliminated. Strategic risk, including threats to business models from low rates, sluggish economic growth and the historic volume of new banking regulations, remains high. Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital. Because of the increasing regulatory expectations created by recent legislation, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying balance sheets and revenues and effectively managing the costs of compliance.

Low interest rates seem likely to persist for some time, keeping pressure on net interest margins, as older assets continue to mature or default and are replaced with lower-yielding instruments. In addition, Management must protect against an increased vulnerability to rapidly changing rates in coming years in the event the current low-rate environment is replaced by a more volatile environment, which would increase exposure to reduced revenues from tighter margins.

The European financial crisis has created risks and uncertainties affecting the global economy. Weak economic conditions, sovereign debt quality concerns and the uncertainties as to the prognosis for the European economy have continued to weaken recovery efforts in Europe, which could dampen growth prospects in the U.S.  As global markets react to the European financial crisis and potential economic policy changes in Europe, assets, liabilities and cash flows with no direct connection to the Eurozone could be influenced.  The potential impact on markets within the United States and on the economy of the United States is difficult to predict.  Trustmark has no direct or indirect exposure to any debt of European sovereign or non-sovereign issuers, nor is it dependent upon any funding sources in the Eurozone for any short- or long-term liquidity.  However, Trustmark, as a member of the global economy, could be indirectly affected if events in the Eurozone broadly cause widening of interest rate spreads or otherwise increase global market volatility.

Despite recent optimism resulting from stabilization in the housing sector and credit quality improvement, Trustmark does not assume that the uncertain conditions in the economy will improve significantly in the near future.  A further weakened economy could affect Trustmark in a variety of substantial and unpredictable ways.  In particular, Trustmark may face the following risks in connection with these events:

•
Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could further affect Trustmark’s charge-offs and provision for loan losses.

•
Loan performance could experience a significantly extended deterioration or loan default levels could accelerate, foreclosure activity could significantly increase, or Trustmark’s assets (including loans and investment securities) could materially decline, any one of which, or any combination of more than one of which, could have a material adverse effect on Trustmark’s financial condition or results of operations.

•	Conditions in Trustmark’s four key market regions, Florida, Mississippi, Tennessee or Texas, could worsen.
•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.
•
Management’s ability to measure the fair value of Trustmark’s assets could be adversely affected by market disruptions that have made valuation of assets even more difficult and subjective.  If Management determines that a significant portion of its assets have values that are significantly below their recorded carrying value, Trustmark could recognize a material charge to earnings in the quarter during which such determination was made, Trustmark’s capital ratios would be adversely affected by any such change, and a rating agency might downgrade Trustmark’s credit rating or put Trustmark on credit watch.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether that progress in the economic recovery will instead shift to the potential for further decline.  If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able successfully to mitigate any such effects on its business.  Accordingly, these factors in the U.S. economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark is subject to lending risk, which could impact the adequacy of the allowance for loan losses and results of operations.

There are inherent risks associated with Trustmark’s lending activities.  While the housing and real estate markets have shown recent improvement, they remain at depressed levels.  If trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if the U.S. economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect to make further increases in its provision for loan losses in the future, particularly if economic conditions deteriorate.

Trustmark is subject to liquidity risk, which could disrupt its ability to meet its financial obligations.

Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ or when assets cannot be liquidated at fair market value as needed.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, the Federal Reserve Discount Window and Federal Home Loan Bank (FHLB) advances.  Any significant restriction or disruption of Trustmark’s ability to obtain funding from these or other sources could have a negative effect on Trustmark’s ability to satisfy its current and future financial obligations, which could materially affect Trustmark’s financial condition.

In addition to the risk that one or more of the funding sources may become constrained due to market conditions unrelated to Trustmark, there is the risk that Trustmark’s credit profile may decline such that one or more of these funding sources becomes partially or wholly unavailable to Trustmark.

Trustmark attempts to quantify such credit event risk by modeling bank specific and systemic scenarios that estimate the liquidity impact.  Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  To mitigate such risk, Trustmark maintains available lines of credit with the Federal Reserve Board and the FHLB that are secured by loans and investment securities. Management continuously monitors Trustmark’s liquidity position for compliance with internal policies.

The Dodd-Frank Act and other legislative and regulatory initiatives relating to the financial services industry could materially affect Trustmark’s results of operations, financial condition, liquidity or the market price of Trustmark’s Common Stock.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly reforms the regulatory structure relating to the financial services industry.  The legislation, among other things, establishes the Consumer Financial Protection Bureau, which has broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer finance laws relating to national banks and operating subsidiaries of national banks, and may expand the authority of state attorneys general to bring actions against national banks to enforce federal consumer protection legislation.  Dodd-Frank also more comprehensively regulates the over-the-counter derivatives market, including providing for more strict capital and margin requirements and central clearing of certain standardized derivatives; strengthens restrictions on lending limits and transactions with affiliates imposed by the National Bank Act; and restricts the interchange fees payable on electronic debit card transactions.  Much of the legislative import of the Dodd-Frank Act is delegated to a variety of federal regulatory agencies, which are required to enact rules to implement various statutory mandates in the Act.

As the Dodd-Frank Act continues to turn into specific regulatory requirements, there will be further business impacts across a myriad of industries, not just banking.  Some of those impacts are readily anticipated, such as the change to interchange fees, which is described in the State Laws and Other Federal Oversight section in Item 1 – Business of this report.  However, other impacts are subtle and are not yet capable of precise quantification.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Finally, implementation of certain significant provisions of the Dodd-Frank Act will continue to occur over a multi-year period.  Because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers.  It is clear, however, that the implementation of the Dodd-Frank Act will continue to require Management to invest significant time and resources to evaluate the potential impact of this Act.

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

Trustmark may be subject to more stringent capital and liquidity requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III.  In addition, on June 7, 2012, the Federal Reserve Board, OCC, and FDIC jointly proposed new capital requirements that are consistent with Basel III and, if adopted, could affect Trustmark’s business.  If adopted as proposed, the rules would require, among other things, a minimum common equity Tier 1 capital ratio of 4.5 percent, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets above the regulatory minimum capital requirement, effectively establishing a minimum common equity Tier 1 ratio of 7 percent.  In addition, the proposed rules increase the minimum Tier 1 capital requirement from 4 percent to 6 percent of risk-weighted assets.  The proposed rules also specify that a bank with a capital conservation buffer of less than 2.5 percent would potentially face limitations on capital distributions and bonus payments to executives.

The Dodd-Frank Act creates a Financial Stability Oversight Council that is expected to recommend to the Federal Reserve Board increasingly strict rules for capital requirements as companies grow in size and complexity and that applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.  These recommendations may remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital, consistent with the federal bank regulatory agencies’ proposed capital rules.  These recommendations, and any other new regulations, could adversely affect Trustmark’s ability to pay dividends, or could require Trustmark to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

The ultimate impact of the new capital and liquidity standards cannot be determined at this time and will depend on a number of factors, including treatment and implementation by the U.S. banking regulators.

Trustmark could be required to write down goodwill and other intangible assets.

When Trustmark acquires a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2012, goodwill and other identifiable intangible assets were $308.4 million. Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets. Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2012 indicated no impairment of goodwill for any reporting segment. Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial results and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate owned and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2012, Trustmark held $83.9 million of other real estate owned, compared to $85.4 million at December 31, 2011. The amount of other real estate owned held by Trustmark may increase in the future as a result of, among other things, business combinations, the continued uncertainties in the housing market as well as persistently high levels of credit stress in residential real estate loan portfolios. Increased other real estate owned balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties. As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate owned assets. The expenses associated with holding a significant amount of other real estate owned could have a material adverse effect on Trustmark’s results of operations and financial condition.

Declines in asset values may result in impairment charges and adversely affect the value of Trustmark’s investments.

Trustmark maintains an investment portfolio that includes, among other asset classes, obligations of states and municipalities, agency debt securities and agency mortgage-related securities.  The market value of investments in Trustmark’s investment portfolio may be affected by factors other than interest rates or the underlying performance of the issuer of the securities, such as ratings downgrades, adverse changes in the business climate and a lack of pricing information or liquidity in the secondary market for certain investment securities. In addition, government involvement or intervention in the financial markets or the lack thereof or market perceptions regarding the existence or absence of such activities could affect the market and the market prices for these securities.

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators. As of December 31, 2012, total gross unrealized losses on temporarily impaired securities totaled $211 thousand. Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary. If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

If Trustmark is required to repurchase a larger number of mortgage loans that it had previously sold, such repurchases could negatively affect earnings.

One of Trustmark’s primary business operations is mortgage banking under which residential mortgage loans are sold in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  Trustmark may be required to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale.  Such representations and warranties, typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties. During 2012, Trustmark has continued to experience a manageable level of investor repurchase demands.  Total mortgage loan servicing putback expense incurred by Trustmark in 2012 was $8.0 million, an increase of $2.9 million when compared to 2011.  At December 31, 2012, the reserve for mortgage loan servicing putback expense was $7.8 million, which represented 0.2% of total loans serviced for others, compared to $4.3 million, or 0.1%, at December 31, 2011.  If the level of investor repurchase demands increases in the future, this could significantly increase costs and have a material adverse effect on Trustmark’s results of operations.

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

The soundness of other financial institutions could adversely affect Trustmark.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or questions or rumors about, one or more financial services institutions or the financial services industry generally, could lead to market-wide liquidity problems, defaults and losses by Trustmark and by other institutions.  Trustmark has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, mutual funds, and other institutional clients.  Many of these transactions expose Trustmark to credit risk in the event of default of its counterparty or client.  In addition, Trustmark’s credit risk may be exacerbated when the collateral it holds cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure owed to Trustmark.  Losses related to these credit risks could materially and adversely affect Trustmark’s results of operations.

Trustmark may experience disruptions of its operating systems or breaches in its information system security.

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

Trustmark must utilize new technologies to deliver its products and services.

In order to deliver new products and services and to improve the productivity of existing products and services, the banking industry relies on rapidly evolving technologies.  Trustmark’s ability to effectively utilize new technologies to address customer needs and create operating efficiencies could materially affect future prospects.  Management cannot provide any assurances that Trustmark will be successful in utilizing such new technologies.

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

General market fluctuations, the potential for breakdowns on electronic trading or other platforms for executing securities transactions, industry factors and general economic and political conditions could also cause Trustmark’s stock price to decrease regardless of operating results.

Changes in accounting standards may affect how Trustmark reports its financial condition and results of operations.

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  The ongoing economic recession has resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards may result in changes to GAAP.  Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition and results of operations.

Natural disasters, such as hurricanes, could have a significant negative impact on Trustmark’s business.

Many of Trustmark’s loans are secured by property or are made to businesses in or near the Gulf Coast regions of Texas, Mississippi and Florida (and, upon consummation of the BancTrust merger, Alabama) which are often in the path of seasonal hurricanes.  As reported in previous filings, Hurricane Katrina had a catastrophic effect on Trustmark’s Mississippi market, and in late summer 2008, Hurricane Gustav threatened to create a similar result in the Houston metropolitan area, which is the location of Trustmark’s Texas operations.  Natural disasters, such as hurricanes, could have a significant negative impact on the stability of Trustmark’s deposit base, the ability of borrowers to repay outstanding loans and the value of collateral securing loans, and could cause Trustmark to incur material additional expenses.  Although Management has established disaster recovery policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable Trustmark’s borrowers to recover from the effects of the event, could have a material adverse effect on Trustmark’s results of operations.

Risks related to Trustmark’s Merger with BancTrust

Combining BancTrust and Trustmark may be more difficult, costly or time-consuming than expected.

Until the effective time of the merger, Trustmark and BancTrust operated independently.  The success of the merger will depend, in part, on Management’s ability to successfully combine the businesses of Trustmark and BancTrust.  To realize these anticipated benefits, Trustmark expects to integrate BancTrust’s business into its own.  It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.  The loss of key employees could adversely affect Trustmark’s ability to successfully conduct its business in the markets in which BancTrust previously operated, which could have an adverse effect on Trustmark’s financial results and the value of its common stock.  If Trustmark experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.  As with any merger of financial institutions, there also may be business disruptions that cause BancTrust or Trustmark to lose current customers or cause current customers to remove their accounts from BancTrust or Trustmark and move their business to competing financial institutions.  Integration efforts between the two companies could also divert management attention and resources.  These integration matters could have an adverse effect on each of BancTrust and Trustmark during this transition period and for an undetermined period after consummation of the merger.

Trustmark may fail to realize the cost savings estimated for the acquisition of BancTrust.

Trustmark estimates that it will achieve cost savings from the merger when the two companies have been fully integrated.  While Trustmark continues to be comfortable with these expectations, it is possible that the estimates of the potential cost savings could turn out to be incorrect.  The cost savings estimates also assume Management’s ability to combine the businesses of Trustmark and BancTrust in a manner that permits those cost savings to be realized.  If the estimates turn out to be incorrect or Trustmark is not able to successfully combine the two companies, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB. Approximately 233,000 square feet, or 88%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  As of December 31, 2012, Trustmark, through its two banking subsidiaries, also operates 146 full-service branches, 18 limited-service branches, one in-store branch and an ATM network, which includes 142 ATMs at on-premise locations and 64 ATMs located at off-premise sites.  In addition, Trustmark’s Insurance Division utilizes two off-site locations while the Mortgage Banking Group has two additional off-site locations.  Trustmark leases 71 of its 233 locations with the remainder being owned.

ITEM 3.  LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee (“OSIC”) filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions. In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions. The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages. The OSIC did not quantify damages.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with Trustmark as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously disclosed by Trustmark.

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has not yet entered the active discovery stage. Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2012 and 2011, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2012		2011
Sales Price Per Share	High	Low	High	Low
First quarter	$25.88	$22.86	$26.14	$21.57
Second quarter	26.16	22.97	24.50	22.27
Third quarter	26.35	23.37	24.14	17.62
Fourth quarter	24.96	20.76	24.78	17.06

Dividends Per Share	2012	2011
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23
Total	$0.92	$0.92

At January 31, 2013, there were approximately 3,400 registered shareholders of record and approximately 6,200 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this report.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Banks – Regional – US index. The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2007, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2007	2008	2009	2010	2011	2012
Trustmark	100.00	89.17	97.72	112.35	114.53	110.10
Morningstar Banks - Regional - US	100.00	67.94	64.07	70.97	56.83	76.76
NASDAQ	100.00	59.98	87.15	102.86	102.04	120.15

ITEM 6.                 SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2012 ($ in thousands except per share data).  The data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

Years Ended December 31,	2012	2011	2010	2009	2008
Consolidated Statements of Income
Total interest income	$371,659	$391,979	$408,218	$442,062	$483,279
Total interest expense	30,669	43,036	56,195	87,853	164,119
Net interest income	340,990	348,943	352,023	354,209	319,160
Provision for loan losses, LHFI	6,766	29,704	49,546	77,112	76,412
Provision for loan losses, acquired loans	5,528	624	-	-	-
Noninterest income	175,189	159,854	165,927	168,242	177,258
Noninterest expense	344,502	329,850	325,649	308,259	283,719
Income before income taxes	159,383	148,619	142,755	137,080	136,287
Income taxes	42,100	41,778	42,119	44,033	43,870
Net Income	117,283	106,841	100,636	93,047	92,417
Preferred stock dividends/discount accretion	-	-	-	19,998	1,353
Net Income Available to Common Shareholders	$117,283	$106,841	$100,636	$73,049	$91,064

Common Share Data
Basic earnings per share	$1.81	$1.67	$1.58	$1.26	$1.59
Diluted earnings per share	1.81	1.66	1.57	1.26	1.59
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average common equity	9.30%	8.95%	8.79%	7.22%	9.62%
Return on average tangible common equity	12.55%	12.25%	12.31%	10.80%	14.88%
Return on average total equity	9.30%	8.95%	8.79%	7.72%	9.53%
Return on average assets	1.20%	1.11%	1.08%	0.98%	1.01%
Net interest margin (fully taxable equivalent)	4.09%	4.26%	4.41%	4.25%	4.01%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.30%	0.56%	0.95%	1.01%	0.87%
Provision for loan losses/average loans	0.11%	0.49%	0.79%	1.14%	1.09%
Nonperforming loans/total loans (incl LHFS*)	1.41%	1.82%	2.30%	2.16%	1.64%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.71%	3.08%	3.64%	3.48%	2.18%
Allowance for loan losses/total loans (excl LHFS*)	1.41%	1.53%	1.54%	1.64%	1.41%

December 31,	2012	2011	2010	2009	2008
Consolidated Balance Sheets
Total assets	$9,828,667	$9,727,007	$9,553,902	$9,526,018	$9,790,909
Securities	2,699,933	2,526,698	2,318,096	1,917,380	1,802,470
Loans held for investment and acquired loans (incl LHFS*)	5,984,304	6,150,841	6,213,286	6,546,022	6,960,668
Deposits	7,896,517	7,566,363	7,044,567	7,188,465	6,823,870
Common shareholders' equity	1,287,369	1,215,037	1,149,484	1,110,060	973,340
Preferred shareholder equity	-	-	-	-	205,126

Common Stock Performance
Market value - close	$22.46	$24.29	$24.84	$22.54	$21.59
Common book value	19.86	18.94	17.98	17.43	16.98
Tangible common book value	15.10	14.18	13.17	12.55	11.49

Capital Ratios
Total equity/total assets	13.10%	12.49%	12.03%	11.65%	12.04%
Common equity/total assets	13.10%	12.49%	12.03%	11.65%	9.94%
Tangible equity/tangible assets	10.28%	9.66%	9.11%	8.67%	9.11%
Tangible common equity/tangible assets	10.28%	9.66%	9.11%	8.67%	6.95%
Tangible common equity/risk-weighted assets	14.56%	13.83%	12.62%	11.55%	9.03%
Tier 1 leverage ratio	10.97%	10.43%	10.14%	9.74%	10.42%
Tier 1 common risk-based capital ratio	14.63%	13.90%	12.87%	11.63%	9.27%
Tier 1 risk-based capital ratio	15.53%	14.81%	13.77%	12.61%	13.01%
Total risk-basead capital ratio	17.22%	16.67%	15.77%	14.58%	14.95%

(1) - Excludes Acquired Loans and Covered Other Real Estate
* - LHFS is Loans Held for Sale.
** - ORE is Other Real Estate.

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2012 and 2011 ($ in thousands except per share data).

2012	1Q	2Q	3Q	4Q
Interest income	$95,882	$94,414	$92,497	$88,866
Interest expense	8,938	7,966	7,218	6,547
Net interest income	86,944	86,448	85,279	82,319
Provision for loan losses, LHFI	3,293	650	3,358	(535)
Provision for loan losses, acquired loans	(194)	1,672	2,105	1,945
Noninterest income	43,785	43,760	44,865	42,779
Noninterest expense	85,774	87,959	83,460	87,309
Income before income taxes	41,856	39,927	41,221	36,379
Income taxes	11,536	10,578	11,317	8,669
Net income available to common shareholders	$30,320	$29,349	$29,904	$27,710
Earnings per common share
Basic	$0.47	$0.45	$0.46	$0.43
Diluted	0.47	0.45	0.46	0.43

2011	1Q	2Q	3Q	4Q
Interest income	$97,985	$99,402	$96,193	$98,399
Interest expense	11,610	11,572	10,513	9,341
Net interest income	86,375	87,830	85,680	89,058
Provision for loan losses, LHFI	7,537	8,116	7,978	6,073
Provision for loan losses, acquired loans	-	-	-	624
Noninterest income	36,371	46,432	44,272	32,779
Noninterest expense	80,018	81,348	85,481	83,003
Income before income taxes	35,191	44,798	36,493	32,137
Income taxes	11,178	13,196	9,525	7,879
Net income available to common shareholders	$24,013	$31,602	$26,968	$24,258
Earnings per common share
Basic	$0.38	$0.49	$0.42	$0.38
Diluted	0.37	0.49	0.42	0.38

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

Executive Overview

2012 was a year of significant achievement for Trustmark, particularly in light of prevailing economic conditions.  Trustmark continues to build upon and expand customer relationships, which is reflected in its strong financial performance.  Trustmark’s net income available to common shareholders increased 9.8% during 2012 despite a 2.3% decline in net interest income.  Historically low interest rates contributed to record levels of profitability by Trustmark’s mortgage banking business.  Trustmark also experienced increased profitability in its insurance and wealth management businesses.  Please see the section captioned “Financial Highlights” below for a more complete overview of Trustmark’s 2012 financial performance.  Trustmark’s credit quality indicators continued to experience significant improvements.  During 2012, Trustmark completed the acquisition of Bay Bank & Trust Company (Bay Bank) in Florida and announced plans to merge with Alabama-based BancTrust, which was effective as of the close of business on February 15, 2013.  Trustmark also made investments in technology designed to increase revenue and improve efficiency.

While the economy has shown moderate signs of improvement, lingering economic concerns resulting from the cumulative weight of soft U.S. labor markets, the Eurozone crisis, slowing growth in emerging markets and uncertainty regarding the effects of the resolution of the U.S. “fiscal cliff,” have tempered any optimism for economic improvement during 2013.  Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing the local markets in which Trustmark operates places continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.  Please see The Current Economic Environment included in Item 1 – Business, located elsewhere in this report, for an overview of the economic environment and the impact to Trustmark.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  In response to this analysis, Management has continued to reduce certain loan categories, including land development, other land loans and indirect consumer auto loans.

Trustmark National Bank (TNB) did not make significant changes to its loan underwriting standards during 2012.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream federal funds lines, Federal Home Loan Bank (FHLB) advances and brokered deposits.

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

Allowance for Loan Losses, Loans Held for Investment (LHFI)

The allowance for loan losses, LHFI is established through provisions for estimated loan losses charged against net income.  The allowance account is maintained at a level which is believed to be adequate by Management based on estimated probable losses within the LHFI portfolio.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions, and judgments as to the facts and circumstances of particular situations.  Some of the factors considered, such as amounts and timing of future cash flows expected to be received, may be susceptible to significant change.

Trustmark's allowance methodology is based on guidance provided in the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance.  The allowance for loan losses, LHFI consists of three components: (i) a historical valuation allowance determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 450, "Contingencies," based on historical loan loss experience for LHFI with similar characteristics and trends, (ii) a specific valuation allowance determined in accordance with FASB ASC Topic 310, "Receivables," based on probable losses on specific LHFI, and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions, and judgments as described below.

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of LHFI contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial LHFI for working capital purposes and non-working capital purposes, commercial real estate LHFI (which are further segregated into construction, land, lots and development, owner-occupied and non-owner occupied categories), 1-4 family mortgage LHFI and other consumer LHFI.  LHFI are further segregated based on Trustmark's internal credit risk rating process that evaluates, among other things: the obligor's ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each grade within loan groups based upon degree of risk.

Loans-Specific Valuation Allowance

Once a LHFI is classified, it is subject to periodic review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria contained in FASB ASC Topic 310.  A formal impairment analysis is performed on all commercial non-accrual LHFI with an outstanding balance of $500,000 or more, and based upon this analysis LHFI are written down to net realizable value.

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI.  Factors considered include the following within Trustmark's four geographic market regions:  the experience, ability, and effectiveness of Trustmark's lending management and staff; adherence to Trustmark's loans policies, procedures, and internal controls; the volume of other exceptions relating to collateral and financial documentation; concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results incorporated into a "qualitative factor allocation matrix" which is used to establish an appropriate allowance.

A significant shift in one or more factors identified above could result in a material change to Trustmark’s allowance for loan losses, LHFI.  For example, if there were changes in one or more of these estimates, assumptions or judgments as they relate to a portfolio of commercial LHFI, Trustmark could find that it needs to increase the level of future provisions for possible loan losses in respect of that portfolio.  Additionally, credit deterioration of specific borrowers due to changes in these factors could cause the risk rating of those borrowers’ commercial loans on Trustmark’s internal loan grading system to shift to a more severe risk rating.  As a result, Trustmark could find that it needs to increase the level of future provisions for possible loan losses in respect of these LHFI.  Given the interdependent and highly factual nature of many of these estimates, assumptions and judgments, it is not possible to provide meaningful quantitative estimates of the impact of any such potential shifts.

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting. The acquired loans are recorded at their estimated fair values as of the acquisition date.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

TNB accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that TNB will be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 are referred to as “acquired impaired loans.” Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.

For acquired impaired loans, TNB (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio and such amount is subject to change over time based on the performance of such loans.

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

Under FASB ASC Topic 310-30, acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

Covered Loans

Loans acquired in a FDIC-assisted transaction and covered under loss-share agreements, such as those acquired from Heritage Banking Group (Heritage) in 2011, are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  The covered loans are recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

FDIC Indemnification Asset

TNB has elected to account for amounts receivable under a loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value at the acquisition date and the undiscounted cash flows TNB expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  Pursuant to the provisions of the loss-share agreement, the FDIC indemnification asset is presented net of any true-up provision due to the FDIC at the termination of the loss-share agreement.  Please refer to Note 2 – Business Combinations in Item 8 – Financial Statements and Supplementary Data for additional information regarding the FDIC true-up provision under the loss-share agreement.

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

Trustmark determines the fair value of MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees.  Management reviews all significant assumptions quarterly.  Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

At December 31, 2012, the MSR fair value was approximately $46.9 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at December 31, 2012, would be a decline in fair value of approximately $2.4 million and $1.2 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Trustmark manages potential changes in the fair value of MSR through its comprehensive risk management strategy.  To reduce the sensitivity of earnings to interest rate fluctuations, Trustmark utilizes exchange-traded derivative instruments such as Treasury note futures contracts and option contracts to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates, depending on the amount of MSR hedged.  From time to time, Trustmark may choose not to fully hedge the MSR, partly because origination volume tends to act as a natural hedge.  For example, as interest rates decline, the fair value of the MSR generally decreases and fees from new originations tend to increase.  Conversely, as interest rates increase, the fair value of the MSR generally increases, while fees from new originations tend to decline.

Please refer to Note 8 – Mortgage Banking in Item 8 – Financial Statements and Supplementary Data for additional information on MSR.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2012 totaled $246.7 million for the General Banking segment and $44.4 million for the Insurance segment, a consolidated total of $291.1 million. Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $17.3 million at December 31, 2012, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance segments as of October 1, 2012, 2011, and 2010, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking reporting unit utilized valuations based on comparable deal values for financial institutions while the test for the Insurance reporting unit utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization (EBITDA) method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate

Other real estate (ORE) includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  Other real estate is revalued on an annual basis or more often if market conditions necessitate. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an ORE specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition that is subject to a FDIC loss-share agreement is referred to as “covered other real estate” and reported separately in Trustmark’s consolidated balance sheets. Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value.

Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on an independent appraisal less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense and are mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments are credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

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

•
Population and Characteristics of Associates. Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009.  Associates will not earn additional benefits, except for interest as required by the Internal Revenue Service (IRS) regulations, after the effective date.  Associates will retain their previously earned pension benefits. At December 31, 2012, the pension plan census totaled 2,588 associates.

•
Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation is currently 3.50% (as compared to 4.00% at December 31, 2011).  The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2012).  The discount rate is reset annually on the measurement date to reflect current economic conditions.  If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit plans and kept all other assumptions constant, the benefit cost associated with these plans would decrease or increase by approximately $888 thousand and $1.0 million, respectively.

•
Expected Long-Term Rate of Return on Plan Assets.  Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Capital Accumulation Plan, the current pre-tax expected rate of return on the plan assets used in 2012 and 2011 was 8.0%.  This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount.  Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets.  If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $740 thousand.

•
Recognition of Actual Asset Returns.  Trustmark utilizes the provision of FASB ASC Topic 715, “Compensation – Retirement Benefits,” which allow for the use of asset values that smoothes investment gains and losses over a period of up to five years.  This could partially mitigate the impact of short-term gains or losses on reported net income.

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

Recent Legislative and Regulatory Developments

On June 7, 2012, the Federal Reserve Board, FDIC and the Office of the Comptroller of the Currency (OCC) jointly issued proposed rules to enhance regulatory capital requirements.  The proposed rules are designed to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and international capital regulatory standards by the Basel Committee.  The proposed rules would increase and revise the federal bank agencies’ current minimum risk-based and leverage capital ratio requirements; introduce new risk-weight calculation methods for the “standardized” denominator; adopt a minimum common equity risk-based capital requirement; revise regulatory capital components and calculations; require regulatory capital buffers above the minimum risk-based capital requirements for certain banking organizations; and more generally restructure the agencies’ capital rules.  Many of the proposed rules would apply to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and savings and loan holding companies.  The proposed rules also address the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”  The Federal Reserve Board, FDIC, and OCC indefinitely delayed the effective date of the proposed rules, and they did not indicate when they will issue final rules or when such rules would become effective.  If implemented, it is expected that banking organizations subject to the proposed rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity, than they are currently required to hold (although Trustmark’s and TNB’s current capital levels exceed the levels that are expected to be imposed once these proposed rules take effect).

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act represents very broad and complex legislation that enacts sweeping changes to the financial services industry.  As the Dodd-Frank Act continues to turn into specific regulatory requirements, there will be further business impacts across a myriad of industries, not just banking.  Some of those impacts are readily anticipated such as the change to interchange fees.  The Dodd-Frank Act amends the Electronic Fund Transfer Act to authorize the FRB to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective as of October 1, 2011.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The fraud-prevention adjustment was effective as of October 1, 2011, concurrent with the debit card interchange fee limits.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2011, Trustmark had assets of less than $10.0 billion; therefore, there was no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to Trustmark’s noninterest income during 2012.  However, following the closing of the merger with BancTrust on February 15, 2013, Trustmark had assets greater than $10.0 billion.  Trustmark therefore expects that it will have assets greater than $10.0 billion as of the December 31 measurement date in 2013 and will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule could reduce noninterest income by approximately $6.0 million to $8.0 million on an annual basis given Trustmark’s current debit card volumes.  For more information on the merger with BancTrust, please see Note 2 - Business Combinations located in Item 8 – Financial Statements and Supplementary Data. Management is continuing to evaluate Trustmark’s product structure and services to offset the anticipated impact of the FRB final rule.

However, other impacts of the Dodd-Frank Act are subtle and are not yet capable of precise quantification.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Finally, implementation of certain significant provisions of the Dodd-Frank Act will continue to occur over a multi-year period.  Because many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers.  It is clear, however, that the implementation of the Dodd-Frank Act will require Management to invest significant time and resources to evaluate the potential impact of this Act.  Management will continue to evaluate this impact as more details regarding the implementation of these provisions become available.

Financial Highlights

Net income available to common shareholders totaled $117.3 million for the year ended December 31, 2012, compared with $106.8 million for 2011 and $100.6 million for 2010. For 2012, Trustmark’s basic earnings per common share were $1.81 compared with $1.67 for 2011 and $1.58 for 2010.  Diluted earnings per share were $1.81 for 2012, $1.66 for 2011 and $1.57 for 2010.  At December 31, 2012, Trustmark reported gross loans, including loans held for sale and acquired loans, of $5.984 billion, total assets of $9.829 billion, total deposits of $7.897 billion and total shareholders’ equity of $1.287 billion.  Trustmark’s financial performance for 2012 resulted in a return on average tangible common shareholders’ equity of 12.55%, a return on common equity of 9.30% and a return on assets of 1.20%.  These compared with 2011 ratios of 12.25% for return on average tangible common shareholders’ equity, 8.95% for return on common equity and 1.11% for return on assets, while in 2010 the return on average tangible common shareholders’ equity was 12.31%, the return on common equity was 8.79% and the return on assets was 1.08%.

Net income available to common shareholders for 2012 increased $10.4 million, or 9.8%, compared to 2011.  The increase was primarily the result of a decline in the provision for loan losses, LHFI, of $22.9 million.  The increase in net income available to common shareholders was partially offset by a decline in interest income of $20.3 million predominantly due to decreases in interest and fees on loans and interest on securities-taxable, all as a result of the lower interest rate environment in 2012 as compared with 2011.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

Trustmark’s 2012 provision for loan losses, LHFI, totaled $6.8 million, a decrease of $22.9 million when compared to 2011, while total net charge-offs decreased to $17.5 million during 2012, compared to $33.7 million for 2011 and $59.7 million for 2010.  Total nonperforming assets, excluding acquired loans and covered other real estate, were $160.6 million at December 31, 2012, a decrease of $29.0 million compared to December 31, 2011.  In addition, the percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI fell in 2012 to 3.10% compared to 3.23% in 2011 and 3.46% for 2010.  These declines in 2012 exhibit the continued improvement in Trustmark’s credit quality as significant progress was made in the resolution of credit issues.

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Trustmark paid consideration of approximately $22 million in cash and stock for all outstanding shares of Bay Bank common stock.  At December 31, 2012, the carrying value of loans and deposits acquired from Bay Bank was $79.5 million and $178.9 million, respectively.  Earnings for the year ended December 31, 2012, reflected a non-routine bargain purchase gain of $3.6 million, which was partially offset by non-routine merger expenses of $1.6 million, net of taxes.  Collectively, the net impact of these two items increased net income in 2012 by approximately $2.0 million, or approximately $0.03 per share.  The bargain purchase gain of $3.6 million was recognized as other noninterest income for the year ended December 31, 2012.  Included in noninterest expense are non-routine Bay Bank transaction expenses totaling approximately $2.6 million pre-tax (these included change in control and severance expense of $672 thousand included in salaries and employee benefits and contract termination and other expenses of $1.9 million included in other expense).

Significant Non-routine Transactions

Presented below are adjustments to net income as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented.  Management believes this information will help readers compare Trustmark’s current results to those of prior periods as presented in the accompanying selected financial data table and the audited consolidated financial statements.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto, included in Item 8 – Financial Statements and Supplementary Data of this report, in their entirety, and not to rely on any single financial measure.

Significant Non-routine Transactions
($ in thousands, except per share data)

	Years Ended December 31,
	2012		2011		2010
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS

Net Income available to common shareholders (GAAP)	$117,283	$1.809	$106,841	$1.663	$100,636	$1.571

Significant non-routine transactions (net of taxes):
Bargain purchase gain on acquisition	(2,245)	(0.035)	(4,604)	(0.072)	-	-
Non-routine transaction expenses on acquisition	1,599	0.025	-	-	-	-
Acquisition termination fee, net of expenses	-	-	-	-	(811)	(0.013)
	(646)	(0.010)	(4,604)	(0.072)	(811)	(0.013)

Net Income available to common shareholders adjusted for significant non-routine transactions (Non-GAAP)	$116,637	$1.799	$102,237	$1.591	$99,825	$1.558

Bargain Purchase Gain on Acquisition

Trustmark recorded a bargain purchase gain of $3.6 million as a result of the Bay Bank acquisition.  Trustmark initially recorded a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.  The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  The bargain purchase gain of $3.6 million was recognized as other noninterest income for the year ended December 31, 2012.

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

Non-routine Transaction Expenses on Acquisition

Included in noninterest expense during 2012 are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (these included change in control and severance expense of $672 thousand included in salaries and benefits and contract termination and other expenses of $1.9 million included in other expense).

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

In addition, Trustmark presents in this report a table which illustrates the impact of significant nonrecurring transactions on net income available to common shareholders as reported under GAAP.  For this table, please see Financial Highlights – Significant Non-routine Transactions shown above.

Reconciliation of Non-GAAP Financial Measures
($ in thousands, except per share data)
		Years Ended December 31,
		2012	2011	2010
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,261,617	$1,194,273	$1,144,481
Less: Goodwill		(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(17,348)	(15,464)	(18,149)
Total average tangible common equity		$953,165	$887,705	$835,228

PERIOD END BALANCES
Total shareholders' equity		$1,287,369	$1,215,037	$1,149,484
Less: Goodwill		(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(17,306)	(14,076)	(16,306)
Total tangible common equity	(a)	$978,959	$909,857	$842,074

TANGIBLE ASSETS
Total assets		$9,828,667	$9,727,007	$9,553,902
Less: Goodwill		(291,104)	(291,104)	(291,104)
Identifiable intangible assets		(17,306)	(14,076)	(16,306)
Total tangible assets	(b)	$9,520,257	$9,421,827	$9,246,492

Risk-weighted assets	(c)	$6,723,259	$6,576,953	$6,672,174

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders		$117,283	$106,841	$100,636
Plus: Intangible amortization net of tax		2,339	1,945	2,173
Net income adjusted for intangible amortization		$119,622	$108,786	$102,809

Period end common shares outstanding	(d)	64,820,414	64,142,498	63,917,591

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		12.55%	12.25%	12.31%
Tangible common equity/tangible assets	(a)/(b)	10.28%	9.66%	9.11%
Tangible common equity/risk-weighted assets	(a)/(c)	14.56%	13.83%	12.62%
Tangible common book value	(a)/(d)*1,000	$15.10	$14.18	$13.17

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity		$1,287,369	$1,215,037	$1,149,484
Eliminate qualifying AOCI		(3,395)	(3,121)	11,426
Qualifying tier 1 capital		60,000	60,000	60,000
Disallowed goodwill		(291,104)	(291,104)	(291,104)
Adj to goodwill allowed for deferred taxes		13,035	11,625	10,215
Other disallowed intangibles		(17,306)	(14,076)	(16,306)
Disallowed servicing intangible		(4,734)	(4,327)	(5,115)
Total tier 1 capital		$1,043,865	$974,034	$918,600
Less: Qualifying tier 1 capital		(60,000)	(60,000)	(60,000)
Total tier 1 common capital	(e)	$983,865	$914,034	$858,600

Tier 1 common risk-based capital ratio	(e)/(c)	14.63%	13.90%	12.87%

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

As previously discussed, Trustmark (through TNB) acquired Bay Bank during the first quarter of 2012.  This acquisition resulted in additional net interest income of $5.6 million during 2012, and growth in both average interest-earning assets and average interest-bearing liabilities of $91.8 million and $105.2 million, respectively, for the year ended December 31, 2012.  During the second quarter of 2011, Trustmark (through TNB) acquired Heritage.  This acquisition resulted in additional net interest income of $8.7 million during 2011, and growth in both average interest-earning assets and average interest-bearing liabilities of $59.7 million and $106.6 million, respectively, for the year ended December 31, 2011. Amounts relating to these acquisitions are included in the current and prior year balances shown in the following three paragraphs.

Net interest income-FTE during 2012 decreased $8.1 million, or 2.2%, when compared with 2011.  The net interest margin decreased 17 basis points to 4.09% during 2012 when compared with 2011.  The decline in the net interest margin during 2012 is primarily a result of a downward repricing of loans and securities in response to the current lower interest rate environment, partially offset by improvements in the accreted yield of acquired covered loans as well as modest declines in the cost of interest-bearing deposits.

Average interest-earning assets for 2012 were $8.699 billion compared with $8.534 billion for 2011, an increase of $164.6 million.  The growth in average interest-earning assets was due to an increase in average total securities of $206.4 million, or 8.6%, during 2012.  The increase in securities, which resulted primarily from purchases of U.S. Government-sponsored agency guaranteed and highly rated asset-backed securities net of maturities and paydowns, was partially offset by a decrease in average total loans (including loans held for sale and acquired loans) of $36.4 million, or 0.6%, during 2012.  The decrease in average total loans is directly attributable to paydowns in 1-4 family mortgage loans as well as the decision in prior years to discontinue indirect consumer auto loan financing.  During 2012, interest on securities-taxable decreased $8.9 million, or 11.7%, as the yield on taxable securities decreased 66 basis points when compared with 2011 due to run-off of higher yielding securities replaced at lower yields.  During 2012, interest and fees on loans-FTE decreased $11.4 million, or 3.6%, due to lower average loan balances while the yield on loans fell to 5.11% compared to 5.26% during 2011.  As a result of these factors, interest income-FTE decreased $20.5 million, or 5.0%, when 2012 is compared with 2011. The impact of these changes is also reflected in the decline in the yield on total earning assets, which fell from 4.76% in 2011 to 4.44% in 2012, a decrease of 32 basis points.

Average interest-bearing liabilities for 2012 totaled $6.418 billion compared with $6.527 billion for 2011, a decrease of $109.2 million, or 1.7%.  During 2012, average interest-bearing deposits increased $89.5 million, or 1.6%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $198.8 million, or 26.0%. The overall yield on interest-bearing liabilities declined 18 basis points during 2012 when compared with 2011, primarily due to a reduction in the costs of certificates of deposit and higher yielding money market accounts.  As a result of these factors, total interest expense for 2012 decreased $12.4 million, or 28.7%, when compared with 2011.

Net interest income-FTE during 2011 decreased $1.9 million, or 0.5%, when compared with 2010.  The net interest margin decreased 15 basis points to 4.26% during 2011 when compared with 2010.  During 2011, net interest income-FTE included $3.8 million associated with the re-estimation of cash flows required by FASB ASC 310-30 accounting guidelines. This re-estimation increased the yield on loans and earning assets by 6 basis points and 4 basis points, respectively. Excluding this adjustment, the core net interest margin for year ended December 31, 2011, equaled 4.21%. The decline in the core net interest margin during 2011 is primarily a result of a downward repricing of fixed rate assets, accelerated premium amortization within the investment portfolio driven by a decline in interest rates and changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan products.  The impact of this was partially offset by declines in deposit costs, mostly within certificates of deposits and higher yielding money market accounts.

Average interest-earning assets for 2011 were $8.534 billion compared with $8.287 billion for 2010, an increase of $247.2 million or 3.0%.  The growth in average earning assets was due to an increase in average total securities of $443.4 million, or 22.7%, during 2011.  The increase in securities was partially offset by a decrease in average total loans (including covered loans) of $191.6 million, or 3.0%, during 2011.  This decrease reflects Trustmark’s on-going efforts to reduce exposure to construction and land development lending, the decision in prior years to discontinue indirect consumer auto financing, as well as limited demand for loans.  The overall yield on securities decreased 87 basis points when compared with 2010 due to run-off of higher yielding securities replaced at lower yields as well as accelerated premium amortization driven by a decline in interest rates.  During 2011, interest and fees on loans-FTE decreased $13.7 million, or 4.1%, due to lower average loan balances while the yield on loans fell slightly to 5.26% compared to 5.32% during 2010.  As a result of these factors, interest income-FTE decreased $15.1 million, or 3.6%, when 2011 is compared with 2010. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 5.09% in 2010 to 4.76% in 2011, a decrease of 33 basis points.

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

Yield/Rate Analysis Table
($ in thousands)

	Years Ended December 31,
	2012			2011			2010

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$7,552	$26	0.34%	$7,871	$30	0.38%	$9,274	$36	0.39%
Securities available for sale:
Taxable	2,386,552	65,390	2.74%	2,146,773	72,614	3.38%	1,643,995	69,750	4.24%
Nontaxable	166,790	7,125	4.27%	157,879	6,922	4.38%	117,116	5,796	4.95%
Securities held to maturity:
Taxable	29,551	1,560	5.28%	66,164	3,229	4.88%	151,361	7,328	4.84%
Nontaxable	19,188	1,218	6.35%	24,891	1,609	6.46%	39,787	2,784	7.00%
Loans (including acquired loans and LHFS)	6,057,423	309,395	5.11%	6,093,804	320,804	5.26%	6,285,443	334,527	5.32%
Other earning assets	31,669	1,342	4.24%	36,719	1,321	3.60%	39,954	1,409	3.53%
Total interest-earning assets	8,698,725	386,056	4.44%	8,534,101	406,529	4.76%	8,286,930	421,630	5.09%
Cash and due from banks	244,952			219,058			211,632
Other assets	949,328			922,905			895,764
Allowance for loan losses	(89,954)			(92,621)			(102,499)
Total Assets	$9,803,051			$9,583,443			$9,291,827

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,542,601	3,975	0.26%	$1,528,963	7,077	0.46%	$1,322,382	8,621	0.65%
Savings deposits	2,357,424	6,004	0.25%	2,131,057	8,144	0.38%	1,925,159	8,479	0.44%
Time deposits	1,952,948	14,625	0.75%	2,103,404	21,073	1.00%	2,266,606	31,557	1.39%
Federal funds purchased and securities sold under repurchase agreements	370,283	588	0.16%	507,925	965	0.19%	580,427	1,183	0.20%
Short-term borrowings	83,042	1,208	1.45%	142,984	1,605	1.12%	209,550	1,798	0.86%
Long-term FHLB advances	-	-	0.00%	1,240	7	0.56%	22,441	133	0.59%
Subordinated notes	49,854	2,894	5.80%	49,821	2,894	5.81%	49,789	2,894	5.81%
Junior subordinated debt securities	61,856	1,375	2.22%	61,856	1,271	2.05%	68,703	1,530	2.23%
Total interest-bearing liabilities	6,418,008	30,669	0.48%	6,527,250	43,036	0.66%	6,445,057	56,195	0.87%
Noninterest-bearing demand deposits	2,006,230			1,761,946			1,602,187
Other liabilities	117,196			99,974			100,102
Shareholders' equity	1,261,617			1,194,273			1,144,481
Total Liabilities and Shareholders' Equity	$9,803,051			$9,583,443			$9,291,827

Net Interest Margin		355,387	4.09%		363,493	4.26%		365,435	4.41%

Less tax equivalent adjustments:
Investments		2,920			2,986			3,003
Loans		11,477			11,564			10,409
Net Interest Margin per Income Statements		$340,990			$348,943			$352,023

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis):

Volume/Rate Analysis Table	2012 Compared to 2011			2011 Compared to 2010
($ in thousands)	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(1)	$(3)	$(4)	$(5)	$(1)	$(6)
Securities available for sale:
Taxable	7,515	(14,739)	(7,224)	18,723	(15,859)	2,864
Nontaxable	381	(178)	203	1,850	(724)	1,126
Securities held to maturity:
Taxable	(1,915)	246	(1,669)	(4,159)	60	(4,099)
Nontaxable	(364)	(27)	(391)	(974)	(201)	(1,175)
Loans, net of unearned income (includes acquired loans and LHFS)	(1,975)	(9,434)	(11,409)	(10,018)	(3,705)	(13,723)
Other earning assets	(196)	217	21	(116)	28	(88)
Total interest-earning assets	3,445	(23,918)	(20,473)	5,301	(20,402)	(15,101)

Interest paid on:
Interest-bearing demand deposits	61	(3,163)	(3,102)	1,213	(2,757)	(1,544)
Savings deposits	806	(2,946)	(2,140)	868	(1,203)	(335)
Time deposits	(1,435)	(5,013)	(6,448)	(2,141)	(8,343)	(10,484)
Federal funds purchased and securities sold under repurchase agreements	(239)	(138)	(377)	(156)	(62)	(218)
Short-term borrowings	(787)	390	(397)	(657)	464	(193)
Long-term FHLB advances	(3)	(4)	(7)	(119)	(7)	(126)
Subordinated notes	3	(3)	-	-	-	-
Junior subordinated debt securities	-	104	104	(143)	(116)	(259)
Total interest-bearing liabilities	(1,594)	(10,773)	(12,367)	(1,135)	(12,024)	(13,159)
Change in net interest income on a tax equivalent basis	$5,039	$(13,145)	$(8,106)	$6,436	$(8,378)	$(1,942)

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

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, LHFI, for 2012 totaled $6.8 million, or 0.11% of average loans, compared with $29.7 million, or 0.49% of average loans in 2011 and $49.5 million, or 0.79% of average loans in 2010.  Reduced loan provisioning during 2012 was a result of decreased levels of criticized LHFI, lower net charge-offs, adequate reserves established in prior years for both new and existing impaired LHFI, net loan risk rate upgrades and a smaller overall loan portfolio.  While provisioning declined in each of Trustmark’s four key market regions, the 2012 reduction was primarily a result of improvements in the Florida market.  The decrease in the provision for loan losses, LHFI during 2012 was partially offset by an additional provision of approximately $1.4 million as a result of a revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20 quarter to a 12 quarter net charge-off rolling average and also developed a separate reserve for junior liens on 1-4 family LHFI.  For additional information on the change to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI, please see the section captioned “LHFI and Allowance for Loan Losses, LHFI” included in Earning Assets located elsewhere in this report.

Provision for Loan Losses, LHFI
($ in thousands)	Years Ended December 31,
	2012	2011	2010
Florida	$(730)	$16,500	$19,926
Mississippi (1)	7,790	9,917	14,249
Tennessee (2)	460	786	5,612
Texas	(754)	2,501	9,759
Total provision for loan losses, LHFI	$6,766	$29,704	$49,546

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in residential real estate developments.  Management believes that the construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.

See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the provision for loan losses, LHFI, which includes the table of nonperforming assets.

Provision for Loan Losses, Acquired Loans

Provisions for loan losses, acquired loans are recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection. The provision for loan losses, acquired loans, is reflected as a valuation allowance netted against the carrying value of the acquired loans balance accounted for under FASB ASC Topic 310-30.  The provision for loan losses, acquired loans was $5.5 million for 2012, as compared to $624 thousand for 2011 and no provision for 2010.  The provision for loan losses, acquired loans was initially established during the fourth quarter of 2011 as a result of valuation procedures performed during the period.  The increase in the provision for loan losses, acquired loans during 2012 was a result of changes in expectations based on the periodic re-estimations performed during the year and the increased acquired loan portfolio as a result of the Bay Bank acquisition.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 33.7%, 31.4% and 31.7% of total revenue, before securities gains, net in 2012, 2011 and 2010, respectively.  Total noninterest income before securities gains, net for 2012 increased $14.4 million compared to 2011, while total noninterest income before securities gains, net for 2011 decreased $3.8 million compared to 2010.  The comparative components of noninterest income for the years ended December 31, 2012, 2011 and 2010, are shown in the accompanying table.

Noninterest Income
($ in thousands)
	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$50,351	-2.6%	$51,707	-6.3%	$55,183	2.0%
Mortgage banking, net	40,960	52.8%	26,812	-8.6%	29,345	1.6%
Bank card and other fees	30,445	10.8%	27,474	9.8%	25,014	8.6%
Insurance commissions	28,205	4.6%	26,966	-2.6%	27,691	-4.8%
Wealth management	23,056	0.4%	22,962	5.0%	21,872	-0.9%
Other, net	1,113	-71.1%	3,853	-14.2%	4,493	-20.0%
Total Noninterest Income before securities gains, net	174,130	9.0%	159,774	-2.3%	163,598	0.5%
Securities gains, net	1,059	n/m	80	-96.6%	2,329	-57.4%
Total Noninterest Income	$175,189	9.6%	$159,854	-3.7%	$165,927	-1.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during 2012 totaled $50.4 million, a decrease of $1.4 million from the same time period in 2011.  This decrease was due to a decrease in non-sufficient funds/overdraft fees of approximately $2.0 million, partially offset by the increase in service charges resulting from the monthly service charge fee on a personal account product Trustmark began offering during the fourth quarter of 2011.  Service charges on deposit accounts during 2011 totaled $51.7 million, a decline of $3.5 million from the same time period in 2010.  This decline was due to a reduction in NSF fees of $3.2 million which primarily resulted from the impact of the FRB rule (Regulation E - Electronic Fund Transfers) that went into effect during the third quarter of 2010.  Regulation E prohibits financial institutions, such as Trustmark, from charging customers for paying overdrafts on ATM and one-time debit card transactions, unless the customer consents to the overdraft service for those products.  In addition, on September 1, 2011, Trustmark implemented a five-item maximum per day for personal account overdrafts, which reduced noninterest income by approximately $400 thousand for the year ended December 31, 2011.  The full impact of this change was a reduction in noninterest income of an estimated $1.1 million for 2012.

As previously reported, Trustmark continues to review selected components of its overdraft programs, specifically its processing sequences.  Trustmark implemented a modification to the processing sequence component of its overdraft programs on October 1, 2012, which reduced noninterest income by approximately $750 thousand for the year ended December 31, 2012.  Management estimates this modification could reduce service charges included in noninterest income by approximately $3.0 million in 2013.

Mortgage Banking, Net

Net revenue from mortgage banking was $41.0 million during 2012, compared with $26.8 million in 2011 and $29.3 million in 2010.  Mortgage banking, net increased $14.1 million during 2012 compared to a decrease of $2.5 million during 2011 primarily due to a significant increase in gains on sales of loans during the year.  Loans serviced for others totaled $5.171 billion at December 31, 2012, compared with $4.518 billion at December 31, 2011, and $4.330 billion at December 31, 2010.

The following table illustrates the components of mortgage banking revenue included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$16,202	9.5%	$14,790	6.2%	$13,927	-12.3%
Change in fair value-MSR from runoff	(9,808)	-42.0%	(6,907)	5.4%	(7,305)	14.7%
Gain on sales of loans, net	33,919	n/m	11,952	-22.0%	15,317	-26.2%
Other, net	4,022	58.2%	2,542	n/m	94	-88.6%
Mortgage banking income before hedge ineffectiveness	44,335	98.1%	22,377	1.6%	22,033	-23.7%
Change in fair value-MSR from market changes	(9,378)	38.0%	(15,130)	-69.2%	(8,943)	n/m
Change in fair value of derivatives	6,003	-69.3%	19,565	20.4%	16,255	n/m
Net (negative) positive hedge ineffectiveness	(3,375)	n/m	4,435	-39.3%	7,312	n/m
Mortgage banking, net	$40,960	52.8%	$26,812	-8.6%	$29,345	1.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Representing a significant component of mortgage banking income is gain on the sales of loans, net which equaled $33.9 million in 2012 compared with $12.0 million in 2011 and $15.3 million in 2010.  The increase in the gain on sales of loans, net during 2012 resulted from growth in loan sales and higher profit margins from secondary marketing activities as customers continued to take advantage of opportunities to refinance existing mortgages at historically low interest rates. The gain on sales of loans, net decreased during 2011 as a result of a reduction in loan sales and lower profit margins when compared to 2010.  Loan sales increased $846.4 million during 2012 to total $1.816 billion compared to a decrease of $179.8 million during 2011 to total $969.4 million.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  During 2012, net negative ineffectiveness of the MSR hedge was $3.4 million, which primarily resulted from the spread contraction between primary mortgage rates and yields on the ten-year Treasury note partially offset by hedge income produced by a positively-sloped yield curve and net option premium.

In comparison, during 2011, net positive ineffectiveness of the MSR hedge was $4.4 million, which primarily resulted from widening in the spread between primary mortgage rates and the yield on the ten-year Treasury note. Also contributing to the positive ineffectiveness was a modest income generated from a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.

Other mortgage banking income, net increased by approximately $1.5 million during 2012 and $2.4 million during 2011 and resulted primarily from a net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts during those years.

Bank Card and Other Fees

Bank card and other fees totaled $30.4 million during 2012, compared with $27.5 million in 2011 and $25.0 million in 2010. Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees. The increases in both 2012 and 2011 were primarily the result of growth in fees earned on ATMs and bank card products due to increased consumer utilization and income related to the commercial borrower hedge program.  For additional information on Trustmark’s commercial borrower hedge program, please see “Derivatives” included in Asset/Liability Management located elsewhere in this report.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2011, Trustmark had assets of less than $10.0 billion; therefore, there was no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to Trustmark’s noninterest income during 2012.  However, following the closing of the merger with BancTrust on February 15, 2013, Trustmark had assets greater than $10.0 billion.  Trustmark therefore expects that it will have assets greater than $10.0 billion as of the December 31 measurement date in 2013 and will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule could reduce noninterest income by approximately $6.0 million to $8.0 million on an annual basis given Trustmark’s current debit card volumes.  For more information on the merger with BancTrust, please see Note 2 - Business Combinations located in Item 8 – Financial Statements and Supplementary Data. Management is continuing to evaluate Trustmark’s product structure and services to offset the anticipated impact of the FRB final rule.

Insurance Commissions

Insurance commissions were $28.2 million during 2012, compared with $27.0 million in 2011 and $27.7 million in 2010.  The increase in insurance commissions experienced during 2012 was primarily due to new business commission volume and increasing premium rates on commercial property and casualty policies and group health coverage.  Improvements in these business lines compensated for a small decline in personal and life insurance sales.  Downward rate pressures on insurable risks have begun to subside, with most lines experiencing price increases as renewals occur.  General business activity has improved slightly, resulting in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  The decline in insurance commissions experienced during 2011 was primarily due to lower commission volume on commercial property and casualty policies, primarily in the Florida markets.

Wealth Management

Wealth management income totaled $23.1 million for 2012, compared with $23.0 million in 2011 and $21.9 million in 2010.  Wealth management consists of income related to investment management, trust and brokerage services.  During 2012, the slight growth in wealth management income is attributable to improved market conditions that in turn have generally improved market values in client accounts, growth in new custody business, inclusion of the trust operation of Bay Bank, brokerage activities, and growth in Trustmark’s Houston market.  These improvements offset the effect of deteriorating revenue from the Performance Funds Trust (Performance Funds) prior to the reorganization and sale of the Performance Funds in the third quarter of 2012 and declines in Personal Trust revenue.  The growth in wealth management income in 2011 was largely attributable to improved market conditions that in turn generally improved market values in client accounts, as well as growth in retirement planning services and brokerage activities.  At December 31, 2012 and 2011, Trustmark held assets under management and administration of $6.610 billion and $7.292 billion and brokerage assets of $1.316 billion and $1.185 billion, respectively.

During the third quarter of 2012, Trustmark completed the sale and reorganization of $929.0 million of assets managed by Trustmark Investment Advisors (TIA) for the Performance Funds to Federated Investors, Inc. (Federated) and certain of Federated’s subsidiaries, pursuant to the terms of the previously announced definitive agreement between Federated, TIA, and TNB. The sale resulted in a payment of $1.2 million to Trustmark, which was recorded as other miscellaneous income.

TIA no longer serves as investment adviser or custodian to the Performance Funds.  However, Performance Funds held by Trustmark wealth management clients at the time of reorganization were converted to various pre-determined Federated funds.  While not a material transaction financially, this transaction will allow Trustmark to fully embrace open architecture in its wealth management business and focus additional resources on managing client relationships.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income in the accompanying income statements:

Other Income, Net
($ in thousands)
	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(8,417)	32.2%	$(6,366)	41.3%	$(4,504)	n/m
Bargain purchase gain on acquisition	3,635	-51.2%	7,456	n/m	-	n/m
Decrease in FDIC indemnification asset	(3,722)	-10.5%	(4,157)	n/m	-	n/m
Cadence termination fee	-	0.0%	-	n/m	2,000	n/m
Other miscellaneous income	9,617	39.0%	6,920	-1.1%	6,997	2.8%
Total other, net	$1,113	-71.1%	$3,853	-14.2%	$4,493	-20.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for 2012 was $1.1 million, compared with $3.9 million in 2011 and $4.5 million in 2010.  The decrease of $2.7 million during 2012 reflects an increase in partnership amortization of $2.1 million as a result of new tax credit investments entered into by Trustmark during 2012 and a writedown of the FDIC indemnification asset of $3.7 million on acquired covered loans obtained from Heritage as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools, partially offset by the bargain purchase gain of $3.6 million resulting from Trustmark’s acquisition of Bay Bank during the first quarter of 2012.  The increase in other miscellaneous income in 2012 was primarily due to the $1.2 million payment from the sale of the Performance Funds by TIA and the receipt of a $780 thousand non-refundable arranger fee as lead syndicator for a large syndicated loan.  The decline in other income, net during 2011 reflected an increase in partnership amortization of $1.9 million related to tax credit investments, the writedown of the FDIC indemnification asset of $4.2 million and the absence of a corresponding income event in 2011 to balance the Cadence termination fee received in 2010 of $2.0 million.  These were offset by a nonrecurring bargain purchase gain of $7.5 million resulting from TNB’s acquisition of Heritage during the second quarter of 2011.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During 2012, Trustmark sold approximately $33.8 million in available for sale securities, primarily in order to manage the duration risk of the securities portfolio, generating a net gain of approximately $1.0 million.  Additionally, $3.9 million of securities called in 2012 prior to their maturity generated a net gain of approximately $20 thousand.  Similarly, in 2011, Trustmark sold approximately $23.0 million in available for sale securities, generating a net gain of approximately $52 thousand.  Additionally, $5.1 million of securities called in 2011 prior to their maturity generated a net gain of approximately $28 thousand.

Noninterest Expense

Trustmark’s noninterest expense for 2012 increased $14.7 million, or 4.4%, compared to 2011, while noninterest expense for 2011 increased $4.2 million, or 1.3%, compared to 2010.  Excluding business combinations, noninterest expense for 2012 increased $7.7 million, or 2.3%, when compared to 2011, while noninterest expense for 2011 increased $2.3 million, or 0.7%, compared to 2010.  The increase during 2012 was primarily attributable to growth in salaries and benefits, loan expenses and non-routine transaction expenses relating to the Bay Bank acquisition, offset by declines in other real estate writedowns and FDIC assessment expense.  During 2011, the growth in noninterest expense was primarily attributable to growth in salaries and benefits and loan expenses.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value. The comparative components of noninterest expense for 2012, 2011 and 2010 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$190,519	6.7%	$178,556	2.3%	$174,582	3.1%
Services and fees	46,751	6.6%	43,858	4.6%	41,949	4.1%
Net occupancy-premises	20,267	0.1%	20,254	2.3%	19,808	-1.2%
Equipment expense	20,478	1.5%	20,177	17.8%	17,135	4.1%
ORE/Foreclosure expense:
Write-downs	6,874	-50.4%	13,856	-19.1%	17,127	n/m
Carrying costs	4,291	76.1%	2,437	-66.4%	7,250	34.9%
Total ORE/Foreclosure expense	11,165	-31.5%	16,293	-33.2%	24,377	90.2%
FDIC assessment expense	6,502	-18.6%	7,984	-34.3%	12,161	-23.1%
Other expense	48,820	14.3%	42,728	19.9%	35,637	6.1%
Total noninterest expense	$344,502	4.4%	$329,850	1.3%	$325,649	5.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $190.5 million in 2012, $178.6 million in 2011 and $174.6 million in 2010.  The increase during 2012 primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance, increases in incentives for mortgage loan originators and higher costs for employee retirement programs, as well as $2.9 million in additional salaries and employee benefits resulting from the Bay Bank acquisition.  Salaries and employee benefits expense for Bay Bank included a non-routine transaction expense of $672 thousand for change in control and severance expense.

During 2011, the increase in salaries and employee benefits primarily reflected modest general merit increases, higher general incentive costs resulting from improved corporate performance and higher costs for employee retirement programs, as well as $1.2 million in additional salaries and employee benefits resulting from the Heritage acquisition.

Services and Fees

Services and fees for 2012 increased $2.9 million, or 6.6%, when compared with 2011, while an increase of $1.9 million, or 4.6%, occurred when 2011 is compared with 2010.  The growth in services and fees expense during 2012 was related to increases in processing fees, software maintenance and other services and fees offset by a decline in legal expenses.  The increase in processing fees and software maintenance is due to the deployment of a new ATM fleet, which included deposit automation, and the fourth quarter implementation of new finance and human resources operating systems during 2012. The increase in services and fees during 2011 was primarily due to increased legal expenses associated with litigation and the realignment of certain business units.

ORE/Foreclosure Expense

ORE/Foreclosure expense totaled $11.2 million in 2012, compared with $16.3 million in 2011 and $24.4 million in 2010.  The decline in ORE/Foreclosure expense during 2012 and 2011 can be primarily attributed to a decrease in other real estate writedowns of $7.0 million and $3.3 million, respectively.  The decrease in other real estate writedowns is a result of stabilizing property values and adequate reserves established in prior periods.

FDIC Assessment Expense

FDIC insurance expense decreased $1.5 million, or 18.6%, during 2012, compared to a decrease of $4.2 million, or 34.3%, during 2011.  The decrease during 2012 and 2011 resulted from the implementation of the FDIC’s revised deposit insurance assessment methodology implemented during the second quarter of 2011.  As required by the Dodd-Frank Act, on April 1, 2011, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at December 31, 2011, Trustmark benefitted during 2012 from the change in the assessment methodology. As discussed above, Trustmark has assets greater than $10.0 billion following the merger with BancTrust, and thus, will lose the benefit of this offset beginning in 2014.  Management estimates the change in the assessment methodology will have an immaterial impact on Trustmark’s results of operations.

Other Expense

The following table illustrates the components of other expense included in noninterest expense in the accompanying income statements:

Other Expense
($ in thousands)
	2012		2011		2010
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$20,248	11.1%	$18,229	50.4%	$12,118	32.1%
Non-routine transaction expenses on acquisition	1,917	100.0%	-	n/m	-	n/m
Amortization of intangibles	3,788	21.0%	3,131	-11.1%	3,520	-12.0%
Other miscellaneous expense	22,867	7.0%	21,368	6.8%	19,999	-2.0%
Total other expense	$48,820	14.3%	$42,728	19.9%	$35,637	6.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

During 2012, other expenses increased $6.1 million, or 14.3%, while in 2011, other expenses increased $7.1 million, or 19.9%. The growth in other expenses during 2012 was primarily due to non-routine Bay Bank acquisition transaction expenses and an increase in loan expenses of $2.0 million that resulted primarily from higher mortgage loan servicing putback expenses (further explained below).  The growth in other expenses in 2011 was primarily due to increased loan expenses that resulted from higher mortgage foreclosure expenses.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.

The total mortgage loan servicing putback expenses incurred by Trustmark were $8.0 million during 2012, $5.1 million during 2011 and $2.1 million during 2010.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter.  At December 31, 2012, the reserve for mortgage loan servicing putback expenses totaled $7.8 million compared to $4.3 million at December 31, 2011.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  A description of each segment and the methodologies used to measure financial performance are described in Note 21 – Segment Information located in Item 8 – Financial Statements and Supplementary Data.  Net income for 2012, 2011 and 2010 by operating segment is presented below ($ in thousands):

	2012	2011	2010
General Banking	$108,975	$100,568	$93,025
Wealth Management	3,823	2,810	3,975
Insurance	4,485	3,463	3,636
Consolidated Net Income	$117,283	$106,841	$100,636

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

Trustmark’s acquisition of Bay Bank contributed approximately $5.6 million to net interest income, $4.2 million to noninterest income (primarily from bargain purchase gain of $3.6 million) and $6.2 million to noninterest expense of the General Banking Division during 2012. During 2011, TNB’s acquisition of Heritage contributed approximately $8.7 million to net interest income (including $3.8 million associated with the re-estimation of cash flows required by FASB ASC Topic 310-30 accounting guidelines), $4.2 million to noninterest income (primarily from bargain purchase gain of $7.5 million) and $1.8 million to noninterest expense of the General Banking Division. These amounts are included in the current year balances shown in the following three paragraphs.

Net interest income for the General Banking Division for 2012 decreased $8.1 million, or 2.3%, when compared with 2011.  The decline in net interest income is mostly due to the downward repricing of loans and securities partially offset by modest declines in the cost of interest-bearing deposits.  Net interest income during 2011 decreased $3.2 million, or 0.9%, when compared with 2010.  The decrease in net interest income is primarily a result of a downward repricing of fixed rate assets, accelerated premium amortization within the investment portfolio and changes to Trustmark’s asset mix as lower yielding securities supplemented declines in higher yielding loan balances.  The provision for loan losses, net during 2012 totaled $12.2 million compared with $30.2 million during 2011 and $49.6 million during 2010.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI and Provision for Loan Losses, Acquired Loans, located elsewhere in this document.

Noninterest income for the General Banking Division increased by approximately $12.8 million, or 11.7%, during 2012 compared to a decrease of $6.3 million, or 5.5%, during 2011.  Noninterest income for the General Banking Division represents 26.7% of total revenues for 2012, 24.1% for 2011 and 25.0% for 2010.  Noninterest income includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this document.

Noninterest expense for the General Banking Division increased $15.2 million and $1.8 million during 2012 and 2011, respectively.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group and the Trust group are the primary service providers in this segment.  TIA, a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts. During the third quarter of 2012, Trustmark completed the reorganization and sale of the Performance Funds by TIA to Federated and certain of Federated’s subsidiaries, pursuant to the terms of the previously announced definitive agreement between Federated, TIA and TNB. While TIA provided investment management services to the Performance Funds until completion of the sale to Federated, TIA no longer serves as investment advisor or custodian to the Performance Funds.  For more information on the sale of the Performance Funds, please see the description included in Noninterest Income located elsewhere in this report.  During 2010, TRMK Risk Management, Inc. (TRMI) acted as an agent to provide life, long-term care and disability insurance services for wealth management customers.  On December 30, 2010, TRMI was merged into Fisher Brown Bottrell Insurance, Inc. (FBBI), another wholly owned subsidiary of TNB.  All previous products and services provided to Wealth Management customers were provided by FBBI as part of the Insurance Division beginning in 2011.

During 2012, net income for the Wealth Management Division increased $1.0 million, or 36.0%, compared to a decrease of $1.2 million, or 29.3%, during 2011.  Noninterest income increased $1.3 million during 2012 compared to an increase of $1.1 million during 2011.  The increase in noninterest income during 2012 was due to an increase in wealth management income of approximately $100 thousand and the $1.2 million payment from the sale of the Performance Funds by TIA included in other miscellaneous income.  During 2011, the increase in noninterest income was due to a growth in revenue for investment management, trust and brokerage services.  Noninterest expense decreased $247 thousand during 2012 compared to an increase of $2.8 million during 2011.  The increase during 2011 was primarily due to increased legal expenses associated with litigation and the realignment of certain business units in 2011.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During 2012, net income for the Insurance Division increased $1.0 million, or 29.5%, compared to a decrease of $173 thousand, or 4.8%, during 2011.  The increase in net income during 2012 was primarily due to higher commission volume on commercial property and casualty policies.  The decrease in 2011 was primarily due to lower commission volume on commercial property and casualty policies.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

During 2012, business conditions improved slightly in the markets served by FBBI.  Trustmark performed an annual impairment test of the book value of capital held in the Insurance Division as of October 1, 2012, 2011, and 2010, respectively.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability in slowing a declining income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.  FBBI is actively pursuing new business in the Houston market, utilizing Trustmark branch relationships for sources of referrals.

Income Taxes

For the year ended December 31, 2012, Trustmark’s combined effective tax rate was 26.4% compared to 28.1% in 2011 and 29.5% in 2010.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits and historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate in 2012 and 2011 is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial net increase in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and securities purchased under resale agreements. Average earning assets totaled $8.699 billion, or 88.7% of total assets, at December 31, 2012, compared with $8.534 billion, or 89.1% of total assets, at December 31, 2011, an increase of $164.6 million, or 1.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of portfolio.  The weighted-average life of the portfolio increased to 3.7 years at December 31, 2012 compared to 3.6 years at December 31, 2011.

When compared with December 31, 2011, total investment securities increased by $173.2 million during 2012.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed and highly rated asset-backed securities, offset by maturities and paydowns.  $26.3 million of the increase in securities can be attributed to the Bay Bank acquisition.  During 2012, Trustmark sold approximately $33.8 million in securities, generating a gain of $1.0 million, compared with $23.0 million during 2011, which generated a gain of $52 thousand.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at year end for each of the last three years:

Amortized Cost of Securities by Type
($ in thousands)	December 31,
	2012	2011	2010
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$10	$3	$12
Issued by U.S. Government sponsored agencies	105,396	64,573	124,093
Obligations of states and political subdivisions	202,877	190,868	159,418
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	18,981	11,500	11,719
Issued by FNMA and FHLMC	201,493	340,839	432,162
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,436,812	1,570,782	1,361,339
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	380,514	216,698	54,331
Asset-backed securities	238,893	-	-
Total securities available for sale	$2,584,976	$2,395,263	$2,143,074

Securities held to maturity
Obligations of states and political subdivisions	$36,206	$42,619	$53,246
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	3,245	4,538	6,058
Issued by FNMA and FHLMC	572	588	763
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	-	7,749	78,526
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	2,165	2,211	2,254
Total securities held to maturity	$42,188	$57,705	$140,847

Available for sale (AFS) securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  At December 31, 2012, AFS securities at fair value totaled $2.658 billion, which represented 98.4% of the securities portfolio, compared to $2.469 billion, or 97.7%, at December 31, 2011.  At December 31, 2012, unrealized gains, net on AFS securities totaled $72.8 million compared with unrealized gains, net of $73.7 million at December 31, 2011.  At December 31, 2012, AFS securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of GSEs and asset-backed securities.

Held to maturity (HTM) securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2012, HTM securities totaled $42.2 million and represented 1.6% of the total portfolio, compared with $57.7 million, or 2.3%, at the end of 2011.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 90% of the portfolio in GSE-backed obligations and other Aaa rated securities as determined by Moody’s.  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Independent Bankers Bank of Florida and Federal Reserve Bank, Trustmark does not hold any equity investment in any GSE.

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2012, and the weighted-average yield for each range of maturities (tax equivalent basis):

Maturity/Yield Analysis Table	Maturing
($ in thousands)			After One,		After Five,
	Within		But Within		But Within		After
	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$2	3.09%	$8	2.61%	$-	-	$-	-	$10
Issued by U.S. Government sponsored agencies	-	-	-	-	105,396	2.04%	-	-	105,396
Obligations of states and political subdivisions	12,048	3.01%	82,132	3.71%	103,843	4.42%	4,854	4.79%	202,877
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	6	6.44%	691	4.20%	18,284	4.00%	18,981
Issued by FNMA and FHLMC	-	-	152	8.14%	271	3.83%	201,070	3.20%	201,493
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	29	2.17%	5,306	4.63%	40,635	2.35%	1,390,842	2.81%	1,436,812
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	61,823	2.89%	241,866	2.70%	76,825	2.52%	380,514
Asset-backed securities	-	-	-	-	197,830	2.25%	41,063	1.63%	238,893
Total securities available for sale	$12,079	3.01%	$149,427	3.41%	$690,532	2.71%	$1,732,938	2.83%	$2,584,976

Securities held to maturity
Obligations of states and political subdivisions	$1,946	6.13%	$16,507	6.95%	$16,526	8.04%	$1,227	7.88%	$36,206
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	-	-	-	-	3,245	4.60%	3,245
Issued by FNMA and FHLMC	-	-	-	-	-	-	572	4.31%	572
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	2,165	4.77%	2,165
Total securities held to maturity	$1,946	6.13%	$16,507	6.95%	$16,526	8.04%	$7,209	5.19%	$42,188

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As of December 31, 2012, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at December 31, 2012:

Securities Portfolio by Credit Rating (1)
($ in thousands)
	December 31, 2012
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,337,955	90.4%	$2,397,207	90.2%
Aa1 to Aa3	142,376	5.5%	150,894	5.7%
A1 to A3	11,568	0.4%	12,382	0.5%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	93,077	3.7%	97,262	3.7%
Total securities available for sale	$2,584,976	100.0%	$2,657,745	100.0%

Securities Held to Maturity
Aaa	$5,982	14.2%	$6,498	13.9%
Aa1 to Aa3	21,843	51.8%	25,391	54.2%
A1 to A3	1,224	2.9%	1,274	2.7%
Baa1 to Baa3	331	0.8%	357	0.8%
Not Rated (2)	12,808	30.3%	13,368	28.5%
Total securities held to maturity	$42,188	100.0%	$46,888	100.0%

(1) - Credit ratings obtained from Moody's Investors Service.
(2) - Not rated issues primarily consist of Mississippi municipal general obligations.

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category.  At December 31, 2012, approximately 90.2% of the available for sale securities are rated Aaa and the same is true with respect to 14.2% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale (LHFS)

At December 31, 2012, loans held for sale totaled $258.0 million, consisting of $198.2 million of residential real estate mortgage loans in the process of being sold to third parties and $59.8 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2011, loans held for sale totaled $216.6 million, consisting of $157.7 million of residential real estate mortgage loans in the process of being sold to third parties and $58.8 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA in either 2012 or 2011.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at December 31, 2012 totaled $5.593 billion compared to $5.857 billion at December 31, 2011, a decrease of $264.7 million.  These declines are directly attributable to paydowns in 1-4 family mortgage loans as well as the decision in prior years to discontinue indirect consumer auto loan financing.  The 1-4 family mortgage loan portfolio declined $263.5 million due to paydowns in the portfolio since December 31, 2011, as many customers continued to take advantage of opportunities to refinance existing mortgages at historically low interest rates.  Trustmark has elected to sell the vast majority of these lower rate longer term mortgage loans in the secondary market rather than replacing the runoff in this portfolio.  Based on the interest rate spread, Management felt it was more profitable to sell these lower rate longer term mortgage loans than to record the loans on the balance sheet and add liquidity and interest rate risk.  The consumer loan portfolio decrease of $72.1 million primarily represents a decrease in the indirect consumer auto portfolio. The indirect consumer auto portfolio balance at December 31, 2012 was $25.5 million compared with $86.9 million at December 31, 2011.

The table below shows the carrying value of the LHFI portfolio at the end of each of the last five years:

LHFI by Type
($ in thousands)	December 31,
	2012	2011	2010	2009	2008
Loans secured by real estate:
Construction, land development and other land loans	$468,975	$474,082	$583,316	$830,069	$1,028,788
Secured by 1-4 family residential properties	1,497,480	1,760,930	1,732,056	1,650,743	1,524,061
Secured by nonfarm, nonresidential properties	1,410,264	1,425,774	1,498,108	1,467,307	1,422,658
Other real estate secured	189,949	204,849	231,963	197,421	186,915
Commercial and industrial loans	1,169,513	1,139,365	1,068,369	1,059,164	1,237,987
Consumer loans	171,660	243,756	402,165	606,315	895,046
Other loans	684,913	608,728	544,265	508,778	426,948
LHFI	$5,592,754	$5,857,484	$6,060,242	$6,319,797	$6,722,403

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination, except for loans secured by 1-4 family residential properties (representing traditional mortgages), credit cards and indirect consumer auto loans.  These loans are included in the Mississippi Region because they are centrally decisioned and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi.

The LHFI composition by region at December 31, 2012 is illustrated in the following tables and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	December 31, 2012
LHFI Composition by Region (1)	Total	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$468,975	$85,592	$238,182	$38,660	$106,541
Secured by 1-4 family residential properties	1,497,480	50,598	1,281,057	141,613	24,212
Secured by nonfarm, nonresidential properties	1,410,264	144,718	750,771	173,472	341,303
Other real estate secured	189,949	9,391	146,729	5,957	27,872
Commercial and industrial loans	1,169,513	12,058	813,331	83,215	260,909
Consumer loans	171,660	1,769	148,005	18,466	3,420
Other loans	684,913	25,329	578,046	32,411	49,127
LHFI	$5,592,754	$329,455	$3,956,121	$493,794	$813,384

Construction, Land Development and Other Land Loans by Region (1)
Lots	$53,370	$33,053	$15,833	$1,539	$2,945
Development	80,184	9,399	49,479	4,467	16,839
Unimproved land	147,022	41,425	62,224	14,715	28,658
1-4 family construction	77,074	1,445	59,535	2,042	14,052
Other construction	111,325	270	51,111	15,897	44,047
Construction, land development and other land loans	$468,975	$85,592	$238,182	$38,660	$106,541

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$162,229	$41,379	$65,160	$23,491	$32,199
Office	164,624	37,033	85,004	10,415	32,172
Nursing homes/assisted living	100,018	-	91,477	4,052	4,489
Hotel/motel	86,034	1,691	24,815	32,274	27,254
Industrial	55,317	8,262	12,553	369	34,133
Health care	15,589	-	10,331	130	5,128
Convenience stores	8,846	-	4,881	1,419	2,546
Other	144,489	14,565	71,628	6,327	51,969
Total income producing loans	737,146	102,930	365,849	78,477	189,890

Owner-occupied:
Office	110,149	13,143	68,545	4,928	23,533
Churches	80,918	3,128	45,665	27,102	5,023
Industrial warehouses	85,082	1,108	43,195	1,191	39,588
Health care	97,882	14,369	52,239	15,647	15,627
Convenience stores	59,848	1,747	37,441	3,923	16,737
Retail	36,929	3,720	24,318	2,989	5,902
Restaurants	32,287	987	24,991	4,761	1,548
Auto dealerships	14,342	437	11,993	1,851	61
Other	155,681	3,149	76,535	32,603	43,394
Total owner-occupied loans	673,118	41,788	384,922	94,995	151,413
Loans secured by nonfarm, nonresidential properties	$1,410,264	$144,718	$750,771	$173,472	$341,303

(1) - Excludes Acquired Loans

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At December 31, 2012, Trustmark held “alt A” mortgages with an aggregate principal balance of $3.1 million (0.09% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

The following table provides information regarding Trustmark’s LHFI maturities by category at December 31, 2012:

LHFI Maturities by Category (1)
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Construction, land development and other land loans	$279,709	$164,653	$24,613	$468,975
Secured by 1-4 family residential properties	495,893	196,717	804,870	1,497,480
Other loans secured by real estate	511,142	892,216	196,855	1,600,213
Commercial and industrial	572,474	549,929	47,110	1,169,513
Consumer loans	59,524	110,356	1,780	171,660
Other loans	220,461	170,732	293,720	684,913
Total	$2,139,203	$2,084,603	$1,368,948	$5,592,754

(1) - Excludes Acquired Loans

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2012:

LHFI Maturities by Interest Rate Sensitivity (1)
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Predetermined interest rates	$1,318,284	$1,154,996	$1,256,068	$3,729,348
Floating interest rates:
Loans which are at contractual floor	63,774	767,404	37,846	869,024
Loans which are free to float	757,145	162,203	75,034	994,382
Total floating interest rates	820,919	929,607	112,880	1,863,406
Total	$2,139,203	$2,084,603	$1,368,948	$5,592,754

(1) - Excludes Acquired Loans

Allowance for Loan Losses, LHFI

The allowance for loan losses, LHFI is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified LHFI, as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  Accordingly, the allowance is based upon both past events and current economic conditions.

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for each of the last five years:

Analysis of the Allowance for Loan Losses, LHFI
($ in thousands)	Years Ended December 31,
	2012	2011	2010	2009	2008

Balance at beginning of period	$89,518	$93,510	$103,662	$94,922	$79,851
Loans charged off:
Real estate loans	(16,021)	(30,648)	(50,395)	(55,148)	(48,182)
Loans to finance agricultural production and other loans to farmers	(288)	-	-	-	(3)
Commercial and industrial	(6,922)	(4,299)	(4,186)	(5,715)	(3,182)
Consumer	(3,085)	(5,629)	(10,234)	(15,759)	(15,976)
All other loans	(5,060)	(5,193)	(7,082)	(4,089)	(4,424)
Total charge-offs	(31,376)	(45,769)	(71,897)	(80,711)	(71,767)
Recoveries on loans previously charged off:
Real estate loans	435	447	417	555	208
Commercial and industrial	4,298	2,739	2,245	2,935	1,137
Consumer	6,235	5,764	6,395	5,997	5,874
All other loans	2,862	3,123	3,142	2,852	3,207
Total recoveries	13,830	12,073	12,199	12,339	10,426
Net charge-offs	(17,546)	(33,696)	(59,698)	(68,372)	(61,341)
Provision for loan losses, LHFI	6,766	29,704	49,546	77,112	76,412
Balance at end of period	$78,738	$89,518	$93,510	$103,662	$94,922

Percentage of net charge-offs during period to average LHFI outstanding during the period	0.30%	0.56%	0.95%	1.01%	0.87%
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

Trustmark’s allowance for loan loss methodology segregates the commercial purpose and commercial construction loan portfolios into nine separate loan types (or pools) which have similar characteristics such as repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 360 risk rate factors for commercial loan types.  The nine separate pools are shown below:

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

During 2011, Trustmark altered the quantitative factors of the allowance methodology to reflect a twelve-quarter rolling average of net charge-offs, one quarter in arrears, by loan type within each key market region.  This change allows for a greater sensitivity to current trends, such as economic changes, as well as current loss profiles and creates a more accurate depiction of historical losses.  Prior to this change, the quantitative factors reflected a three-year rolling average for Trustmark’s commercial loans.

During 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The quantitative change allow the bank to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allows for a greater sensitivity to current trends such as economic and performance changes, which includes current loss profiles, and creates a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties are being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

The allowance for loan loss methodology segregates the consumer loan portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profiles.  These homogeneous pools of loans are shown below:

•	Residential Mortgage
•	Direct Consumer
•	Auto Finance
•	Junior Lien on 1-4 Family Residential Properties
•	Credit Cards
•	Overdrafts

The historical loss experience for these pools is determined by calculating a 12-quarter rolling average of net charge-offs, which is applied to each pool to establish the quantitative aspect of the methodology.  Where, in Management’s estimation,  the calculated loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each  pool to establish the qualitative aspect of the methodology, which represents the perceived risks across the loan portfolio at the current point in time.

Qualitative factors used in the allowance methodology include the following:

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

At December 31, 2012, the allowance for loan losses, LHFI was $78.7 million, a decrease of $10.8 million when compared with December 31, 2011.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at December 31, 2012, was 174.46%, compared to 194.2% at December 31, 2011.  Allocation of Trustmark’s $78.7 million allowance for loan losses, LHFI represents 1.59% of commercial LHFI and 0.97% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.41% at December 31, 2012.  This compares with an allowance to total LHFI of 1.53% at December 31, 2011, which was allocated to commercial LHFI at 1.91% and to consumer and mortgage LHFI at 0.76%.

Net charge-offs for 2012 totaled $17.5 million, or 0.30% of average loans, compared to $33.7 million, or 0.56% in 2011, and $59.7 million, or 0.95% in 2010.  This decrease can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs exceeded the provisions for Florida and Mississippi during 2012 and for Florida, Tennessee and Texas during 2011 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs (1)
($ in thousands)	Years Ended December 31,
	2012	2011	2010
Florida	$5,261	$18,843	$28,650
Mississippi (2)	7,602	8,355	18,963
Tennessee (3)	1,154	2,575	6,578
Texas	3,529	3,923	5,507
Total net charge-offs	$17,546	$33,696	$59,698

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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets, excluding acquired loans and covered other real estate, totaled $160.6 million at December 31, 2012, a decrease of $29.0 million relative to December 31, 2011.  Collectively, total nonperforming assets to total nonacquired loans and noncovered other real estate at December 31, 2012 was 2.71% compared to 3.08% at December 31, 2011.  During 2012, nonperforming LHFI decreased $28.1 million, or 25.4%, relative to December 31, 2011 to total $82.4 million, or 1.41% of total nonacquired loans.  Foreclosed real estate, excluding covered other real estate, decreased $864 thousand during 2012 to total $78.2 million.

Nonperforming Assets (1)
($ in thousands)	December 31,
	2012	2011	2010	2009	2008
Nonaccrual LHFI
Florida	$19,314	$23,002	$53,773	$74,159	$75,092
Mississippi (2)	38,960	46,746	39,803	31,050	18,703
Tennessee (3)	8,401	15,791	14,703	12,749	3,638
Texas	15,688	24,919	34,644	23,204	16,605
Total nonaccrual LHFI	82,363	110,458	142,923	141,162	114,038
Other real estate
Florida	18,569	29,963	32,370	45,927	21,265
Mississippi (2)	27,771	19,483	24,181	22,373	6,113
Tennessee (3)	17,589	16,879	16,407	10,105	8,862
Texas	14,260	12,728	13,746	11,690	2,326
Total other real estate	78,189	79,053	86,704	90,095	38,566
Total nonperforming assets	$160,552	$189,511	$229,627	$231,257	$152,604

Nonperforming assets/total loans (including loans held for sale) and ORE	2.71%	3.08%	3.64%	3.48%	2.18%

Loans Past Due 90 days or more
LHFI	$6,378	$4,230	$3,608	$8,901	$5,139

LHFS - Serviced GNMA loans eligible for repurchase (4)	$43,073	$39,379	$15,777	$46,661	$18,095

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

Total nonaccrual LHFI decreased $28.1 million during 2012 to $82.4 million, or 1.41% of total loans including loans held for sale, due primarily to improvements in all of Trustmark’s key market regions. At December 31, 2011, nonaccrual LHFI were $110.5 million, or 1.82% of total loans including loans held for sale, a decrease of $32.5 million when compared to December 31, 2010.  The decrease during 2011 was due primarily to an improvement in Trustmark’s Florida market.
The following table illustrates nonaccrual LHFI by loan type for the past five years:

Nonaccrual LHFI by Loan Type (1)
($ in thousands)
	December 31,
	2012	2011	2010	2009	2008
Construction, land development and other land loans	$27,105	$40,413	$57,831	$81,805	$72,582
Secured by 1-4 family residential properties	27,114	24,348	30,313	31,464	11,699
Secured by nonfarm, nonresidential properties	18,289	23,981	29,013	18,056	10,775
Other loans secured by real estate	3,956	5,871	6,154	2,097	3,351
Commercial and industrial	4,741	14,148	16,107	6,630	14,617
Consumer loans	360	825	2,112	973	976
Other loans	798	872	1,393	137	38
Total Nonaccrual LHFI by Type	$82,363	$110,458	$142,923	$141,162	$114,038

(1) - Excludes Acquired Loans

Other real estate includes assets that have been acquired through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At December 31, 2012, total other real estate, excluding covered other real estate, was $78.2 million a decrease of $864 thousand when compared with December 31, 2011.  However, other real estate, excluding nonfarm, nonresidential properties, declined $9.7 million and $11.7 million during 2012 and 2011, respectively.  The increase in nonfarm, nonresidential other real estate during 2012 was primarily due to the foreclosure of three commercial properties in Mississippi which totaled $8.0 million.  The increase in nonfarm, nonresidential other real estate during 2011 was primarily due to the foreclosure of one commercial property in Mississippi and two commercial properties in Florida which totaled $4.9 million.  The decline in construction, land development and other land properties and 1-4 family residential properties was primarily a result of other real estate properties sold or revalued during 2012 and 2011.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the past five years:

Other Real Estate by Property Type (1)
($ in thousands)
	December 31,
	2012	2011	2010	2009	2008
Construction, land development and other land properties	$46,957	$53,834	$61,963	$60,276	$28,824
1-4 family residential properties	8,134	10,557	13,509	11,001	8,443
Nonfarm, nonresidential properties	22,760	13,883	9,820	7,285	1,220
Other real estate properties	338	779	1,412	11,533	79
Total other real estate	$78,189	$79,053	$86,704	$90,095	$38,566

(1) - Excludes Covered Other Real Estate

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an ORE specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  Writedowns of other real estate, excluding covered other real estate, decreased $7.3 million and $3.3 million during 2012 and 2011, respectively.  The decrease in other real estate writedowns is a result of stabilizing property values and adequate reserves established in prior periods.

The following table illustrates writedowns of other real estate, excluding covered other real estate, by region for the past three years:

Writedowns of Other Real Estate by Region (1)
($ in thousands)
	Years Ended December 31,
	2012	2011	2010

Florida	$3,048	$5,651	$11,033
Mississippi (2)	2,102	6,782	4,844
Tennessee (3)	517	(67)	935
Texas	936	1,490	315
Total writedowns of other real estate	$6,603	$13,856	$17,127

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

The acquired loan portfolio consisted of the following at the end of each of the last two years:

Acquired Loans
($ in thousands)
	December 31,
	2012		2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,924	$10,056	$4,209	$-
Secured by 1-4 family residential properties	23,990	19,404	31,874	76
Secured by nonfarm, nonresidential properties	18,407	45,649	30,889	-
Other real estate secured	3,567	669	5,126	-
Commercial and industrial loans	747	3,035	2,971	69
Consumer loans	177	2,610	290	4,146
Other loans	1,229	100	1,445	72
Acquired loans	52,041	81,523	76,804	4,363
Less allowance for loan losses, acquired loans	4,190	1,885	502	-
Net acquired loans	$47,851	$79,638	$76,302	$4,363

(1) Acquired noncovered loans were reported in LHFI at December 31, 2011.

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  TNB elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30, except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

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

TNB accounts for acquired impaired loans under FASB ASC Topic 310-30.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that TNB will be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.  TNB acquired $5.9 million and $3.8 million of revolving credit agreements, at fair value, in the Bay Bank and Heritage acquisitions, respectively, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, TNB has accounted for such revolving covered loans in accordance with accounting requirements for acquired nonimpaired loans.

The following table illustrates changes in the carrying value, net of the acquired loans for each of the last two years:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (2)	Impaired	Not ASC 310-30 (2)
Carrying value, net at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value, net at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	$45,391	$2,460	$72,942	$6,696

(1)	Acquired noncovered loans were included in LHFI at December 31, 2011.
(2)	"Acquired Not ASC 31-30" loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans, which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Fair value of loans acquired from Bay Bank on March 16, 2012.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property at the end of each of the past two years:

Covered Other Real Estate by Property Type
($ in thousands)
	December 31,
	2012	2011
Construction, land development and other land properties	$1,284	$1,304
1-4 family residential properties	1,306	889
Nonfarm, nonresidential properties	3,151	4,022
Other real estate properties	-	116
Total covered other real estate	$5,741	$6,331

The following table illustrates changes and gains, net on covered other real estate for the past two years:

Change in Covered Other Real Estate
($ in thousands)
	December 31,
	2012	2011
Balance at January 1,	$6,331	$-
Covered other real estate acquired	-	7,485
Transfers from covered loans	1,424	632
FASB ASC 310-30 adjustment for the residual recorded investment	(112)	(264)
Net transfers from covered loans	1,312	368
Disposals	(1,631)	(1,489)
Writedowns	(271)	(33)
Balance at December 31,	$5,741	$6,331

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$485	$286

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  For both 2012 and 2011, the analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During 2012, other income included a writedown of the FDIC indemnification asset of $3.7 million, compared to $4.2 million in 2011, on covered loans as a result of loan pay offs, improved cash flow projections and lower loss expectations for loan pools.

The following table illustrates changes in the FDIC indemnification asset for the each of the last two years:

FDIC Indemnification Asset
($ in thousands)

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	245
Transfers to FDIC claims receivable	(2,544)
Change in expected cash flows (1)	(3,761)
Change in FDIC true-up provision	(514)
Balance at December 31, 2012	$21,774

(1) The decrease was due to loan payoffs, improved cash flow projections and lower loss expectations for covered loans.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.1 million and $601 thousand at December 31, 2012 and 2011, respectively.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $7.0 million at December 31, 2012, a decrease of $2.2 million when compared with December 31, 2011.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $7.897 billion at December 31, 2012, compared with $7.566 billion at December 31, 2011, an increase of $330.2 million, or 4.4%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $220.8 million and $109.4 million, respectively.  Trustmark experienced noninterest-bearing deposit growth among all categories, with the Bay Bank acquisition contributing $46.2 million.  The increase in interest-bearing deposits resulted primarily from growth in personal checking and savings accounts, with Bay Bank contributing $132.7 million in various types of interest-bearing deposits. However, time deposit account balances, excluding Bay Bank, declined by $222.2 million as Trustmark continued its efforts to reduce high-cost deposit balances.  A portion of the decline in time deposit balances was offset by growth in money market balances due to customer preference for liquidity in today’s interest rate environment.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist of federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances.  Short-term borrowings totaled $375.7 million at December 31, 2012, a decrease of $316.4 million, when compared with $692.1 million at December 31, 2011.  Of these amounts, $285.1 million and $239.4 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The decrease in short-term borrowings resulted primarily from declines of $263.5 million in federal funds purchased as funding pressures lessened due to strong deposit growth.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

Federal funds purchased and securities sold under repurchase agreements:	2012	2011	2010
Amount outstanding at end of period	$288,829	$604,500	$700,138
Weighted average interest rate at end of period	0.10%	0.12%	0.19%
Maximum amount outstanding at any month end during each period	$713,975	$845,234	$827,162
Average amount outstanding during each period	$370,283	$507,925	$580,427
Weighted average interest rate during each period	0.16%	0.19%	0.20%

Short-term borrowings:
Amount outstanding at end of period	$86,920	$87,628	$425,343
Weighted average interest rate at end of period	1.42%	1.77%	0.57%
Maximum amount outstanding at any month end during each period	$93,162	$308,072	$425,343
Average amount outstanding during each period	$83,042	$142,984	$209,550
Weighted average interest rate during each period	1.45%	1.12%	0.86%

Benefit Plans

Capital Accumulation Plan

As disclosed in Note 15 – Defined Benefit and Other Postretirement Benefits included in Item 8 - Financial Statements and Supplementary Data, Trustmark maintains a noncontributory defined benefit pension plan, which covers substantially all associates employed prior to 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective May 15, 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Associates will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.

At December 31, 2012, the fair value of plan assets totaled $76.7 million and was exceeded by the plan projected benefit obligation of $103.2 million by $26.6 million.  Net periodic benefit cost equaled $3.7 million in 2012 compared with $3.2 million in 2011 and $2.8 million in 2010.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2012, 2011 and 2010, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.  Please refer to “Defined Benefit Plans” in the Critical Accounting Policies for additional information regarding the assumptions used by Management.

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became effective.  Through MAP-21, Congress provides pension sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans.  Under MAP-21, instead of using a two-year average of these rates, plan sponsors determine required pension funding contributions based on a 25-year average of these rates with a cap and a floor.  For 2012, the cap is set at 110% and the floor is set at 90% of the 25-year average of these rates as of September 30, 2011.  As a result, for the plan years ended December 31, 2012 and 2011, Trustmark’s minimum required contributions were $1.5 million and $896 thousand, respectively.  During 2012, Trustmark made a contribution of $1.5 million for the plan year ended December 31, 2012 while during 2011, Trustmark made a contribution of $1.0 million for the plan year ended December 31, 2011.  For the plan year ending December 31, 2013, Trustmark’s minimum required contribution is expected to be $1.5 million; however, Management and the Board of Directors will monitor the plan throughout 2013 to determine any additional funding requirements by the plan’s measurement date.

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

At December 31, 2012, the accrued benefit obligation equaled $56.6 million, while the net periodic benefit cost equaled $3.9 million in 2012, $3.6 million in 2011 and $3.5 million in 2010.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plan’s measurement date, which is December 31. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2012, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Legal Environment

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee (“OSIC”) filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions. In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions. The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages. The OSIC did not quantify damages.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with Trustmark as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously disclosed by Trustmark.

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has not yet entered the active discovery stage.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both December 31, 2012 and 2011, Trustmark had commitments to extend credit of $1.909 billion and $1.690 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At December 31, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $140.5 million and $156.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Trustmark is obligated under certain contractual arrangements.  The amount of the payments due under those obligations as of December 31, 2012 is shown in the table below:

Contractual Obligations
($ in thousands)

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,347,371	$433,993	$57,156	$324	$1,838,844
Securities sold under repurchase agreements	156,124	-	-	-	156,124
Subordinated notes	-	-	49,871	-	49,871
Junior subordinated debt securities	-	-	-	61,856	61,856
Operating lease obligations	6,482	10,176	4,329	7,275	28,262
Total	$1,509,977	$444,169	$111,356	$69,455	$2,134,957

Capital Resources

At December 31, 2012, Trustmark’s total shareholders’ equity was $1.287 billion, an increase of $72.3 million from December 31, 2011.  During 2012, shareholders’ equity increased primarily as a result of net income of $117.3 million and the $12.0 million of common stock issued in the Bay Bank acquisition, and was partially offset by common stock dividends of $60.0 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of December 31, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2012, which Management believes have affected TNB’s present classification.

During 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  For so long as Trustmark’s assets are less than $15 billion, it will be permitted to include the trust preferred securities as Tier 1 capital.  See “Capital Adequacy” included in Supervision and Regulation located elsewhere in this report.

Regulatory Capital Table
($ in thousands)
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
At December 31, 2012:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/a	n/a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/a	n/a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/a	n/a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Dividends on Common Stock

Dividends per common share for the years ended December 31, 2012, 2011 and 2010 were $0.92.  Trustmark’s dividend payout ratio for 2012, 2011 and 2010 was 50.8%, 55.1%, and 58.2%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2013 approximately $92.0 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2013 by Trustmark will be determined by Trustmark’s Board of Directors.

Liquidity

Liquidity is the ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Consistent cash flows from operations and adequate capital provide internally generated liquidity.  Furthermore, Management maintains funding capacity from a variety of external sources to meet daily funding needs, such as those required to meet deposit withdrawals, loan disbursements and security settlements.  Liquidity strategy also includes the use of wholesale funding sources to provide for the seasonal fluctuations of deposit and loan demand and the cyclical fluctuations of the economy that impact the availability of funds.  Management keeps excess funding capacity available to meet potential demands associated with adverse circumstances.

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities, as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes federal funds purchased, FHLB advances, securities sold under repurchase agreements as well as the Federal Reserve Discount Window (Discount Window) and, on a limited basis as discussed below, brokered deposits to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $7.859 billion for 2012 and represented approximately 80.2% of average liabilities and shareholders’ equity when compared to average deposits of $7.525 billion, which represented 78.5% of average liabilities and shareholders’ equity for 2011.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2012, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $42.9 million compared to $42.1 million at December 31, 2011. At December 31, 2012, Trustmark had $49.9 million in term fixed-rate brokered CDs outstanding compared with $49.7 million outstanding brokered CDs at December 31, 2011.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy, and represented the lowest cost alternative for term fixed-rate funding.

At December 31, 2012, Trustmark had $68.0 million of upstream federal funds purchased, compared to $365.0 million at December 31, 2011.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB, which provided no advances at December 31, 2012, compared with $2.5 million in advances at December 31, 2011.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.882 billion at December 31, 2012.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At December 31, 2012, Trustmark had approximately $467.0 million available in repurchase agreement capacity compared to $603.0 million at December 31, 2011.  The decrease in the repurchase agreement capacity at December 31, 2012, was primarily due to Trustmark’s investment in highly rated asset-backed securities, which are not used as collateral for repurchase transactions.

Another borrowing source is the Discount Window.  At December 31, 2012, Trustmark had approximately $798.2 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $777.4 million at December 31, 2011.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At December 31, 2012, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

During 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust).  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option at any time.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.856 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At December 31, 2012, Trustmark had $75.0 million in Eurodollar deposits outstanding.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2012, Trustmark has no shares of preferred stock issued.

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

Derivatives

Trustmark uses financial derivatives for management of interest rate risk.  The Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies.  The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts (both futures contracts and options on futures contracts), interest rate swaps, interest rate caps and interest rate floors.  In addition, Trustmark has entered into derivative contracts as counterparty to one or more customers in connection with loans extended to those customers.  These transactions are designed to hedge interest rate, currency or other exposures of the customers and are not entered into by Trustmark for speculative purposes.  Increased federal regulation of the derivative markets may increase the cost to Trustmark to administer derivative programs.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $497.2 million at December 31, 2012, with a positive valuation adjustment of $1.5 million, compared to $317.0 million, with a negative valuation adjustment of $1.5 million as of December 31, 2011. The growth during 2012 has been driven by record low mortgage rates, which has stimulated higher mortgage loan refinancing activity.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $3.4 million for 2012 compared with a net positive ineffectiveness of $4.4 million for 2011.  The net negative ineffectiveness is a result of the spread contraction between primary mortgage rates and yields on the ten-year Treasury note partially offset by hedge income produced by a positively-sloped yield curve and net option premium.

In the first quarter of 2011, Trustmark began offering certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset. As of December 31, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $321.3 million related to this program, compared to $71.2 million as of December 31, 2011.  The increase in the aggregate notional amount in 2012 was attributable to the increase in the number of transactions as Trustmark realized its first full year of operation.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.4 million compared to $1.8 million as of December 31, 2011.  As of December 31, 2012, Trustmark had posted collateral with a market value of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of December 31, 2012, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $10.1 million, compared to no transactions as of December 31, 2011. The fair values of these risk participation agreements were immaterial at December 31, 2012.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and early adoption is permitted.  Adoption of ASU 2012-06 is not expected to have a significant impact on Trustmark’s consolidated financial statements.

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

ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments.  Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  However, some could change how fair value measurement guidance is applied.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012, and did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 19 – Fair Value.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 0.5% and decrease 1.8% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at December 31, 2012 and 2011, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at December 31, 2012, it is estimated net interest income may decrease by 4.9% compared to a 5.4% decrease at December 31, 2011.  At December 31, 2012 and 2011, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at December 31, 2012 and 2011:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2012	2011
Change in Interest Rates
+200 basis points	0.5%	-1.8%
+100 basis points	-0.1%	-0.8%
-100 basis points	-4.9%	-5.4%

As shown in the table above, the interest rate shocks for 2012 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2013 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates. The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods. Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on-and off-balance sheet), adjusted for prepayment expectations, using a market discount rate. The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of December 31, 2012 and 2011, the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 2.4%.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 3.2%, compared to a decline of 6.5% at December 31, 2011. At December 31, 2012 and 2011, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various rate shifts would have on net portfolio value at December 31, 2012 and 2011:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2012	2011
Change in Interest Rates
+200 basis points	2.4%	2.4%
+100 basis points	2.1%	2.9%
-100 basis points	-3.2%	-6.5%

Trustmark determines the fair value of MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees.  Management reviews all significant assumptions quarterly.  Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

At December 31, 2012, the MSR fair value was approximately $46.9 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at December 31, 2012, would be a decline in fair value of approximately $2.4 million and $1.2 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi
February 27, 2013

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands except share data)

	December 31,
	2012	2011
Assets
Cash and due from banks (noninterest-bearing)	$231,489	$202,625
Federal funds sold and securities purchased under reverse repurchase agreements	7,046	9,258
Securities available for sale (at fair value)	2,657,745	2,468,993
Securities held to maturity (fair value: $46,888-2012; $62,515-2011)	42,188	57,705
Loans held for sale (LHFS)	257,986	216,553
Loans held for investment (LHFI)	5,592,754	5,857,484
Less allowance for loan losses, LHFI	78,738	89,518
Net LHFI	5,514,016	5,767,966
Acquired Loans:
Noncovered loans	81,523	-
Covered loans	52,041	76,804
Allowance for loan losses, acquired loans	6,075	502
Net acquired loans	127,489	76,302
Net LHFI and acquired loans	5,641,505	5,844,268
Premises and equipment, net	154,841	142,582
Mortgage servicing rights	47,341	43,274
Goodwill	291,104	291,104
Identifiable intangible assets	17,306	14,076
Other real estate, excluding covered other real estate	78,189	79,053
Covered other real estate	5,741	6,331
FDIC indemnification asset	21,774	28,348
Other assets	374,412	322,837
Total Assets	$9,828,667	$9,727,007

Liabilities
Deposits:
Noninterest-bearing	$2,254,211	$2,033,442
Interest-bearing	5,642,306	5,532,921
Total deposits	7,896,517	7,566,363
Federal funds purchased and securities sold under repurchase agreements	288,829	604,500
Short-term borrowings	86,920	87,628
Subordinated notes	49,871	49,839
Junior subordinated debt securities	61,856	61,856
Other liabilities	157,305	141,784
Total Liabilities	8,541,298	8,511,970

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 64,820,414 shares - 2012; 64,142,498 shares - 2011	13,506	13,364
Capital surplus	285,905	266,026
Retained earnings	984,563	932,526
Accumulated other comprehensive income, net of tax	3,395	3,121
Total Shareholders' Equity	1,287,369	1,215,037
Total Liabilities and Shareholders' Equity	$9,828,667	$9,727,007

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
	Years Ended December 31,
	2012	2011	2010
Interest Income
Interest and fees on loans	$297,918	$309,240	$324,118
Interest on securities:
Taxable	66,950	75,843	77,078
Tax exempt	5,423	5,545	5,577
Interest on federal funds sold and securities purchased under reverse repurchase agreements	26	30	36
Other interest income	1,342	1,321	1,409
Total Interest Income	371,659	391,979	408,218
Interest Expense
Interest on deposits	24,604	36,294	48,657
Interest on federal funds purchased and securities sold under repurchase agreements	588	965	1,183
Other interest expense	5,477	5,777	6,355
Total Interest Expense	30,669	43,036	56,195
Net Interest Income	340,990	348,943	352,023
Provision for loan losses, LHFI	6,766	29,704	49,546
Provision for loan losses, acquired loans	5,528	624	-
Net Interest Income After Provision for Loan Losses	328,696	318,615	302,477
Noninterest Income
Service charges on deposit accounts	50,351	51,707	55,183
Bank card and other fees	30,445	27,474	25,014
Mortgage banking, net	40,960	26,812	29,345
Insurance commissions	28,205	26,966	27,691
Wealth management	23,056	22,962	21,872
Other, net	1,113	3,853	4,493
Securities gains, net	1,059	80	2,329
Total Noninterest Income	175,189	159,854	165,927
Noninterest Expense
Salaries and employee benefits	190,519	178,556	174,582
Services and fees	46,751	43,858	41,949
Equipment expense	20,478	20,177	17,135
Net occupancy - premises	20,267	20,254	19,808
ORE/Foreclosure expense	11,165	16,293	24,377
FDIC assessment expense	6,502	7,984	12,161
Other expense	48,820	42,728	35,637
Total Noninterest Expense	344,502	329,850	325,649
Income Before Income Taxes	159,383	148,619	142,755
Income taxes	42,100	41,778	42,119
Net Income	$117,283	$106,841	$100,636

Earnings Per Common Share
Basic	$1.81	$1.67	$1.58
Diluted	$1.81	$1.66	$1.57

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
	Years Ended December 31,
	2012	2011	2010

Net income per consolidated statements of income	$117,283	$106,841	$100,636
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	60	24,475	(9,529)
Less: adjustment for net gains realized in net income	(654)	(49)	(1,438)
Pension and other postretirement benefit plans:
Net change in prior service costs	32	(591)	76
Net decrease (increase) in loss arising during the period	836	(9,288)	1,089
Other comprehensive income (loss)	274	14,547	(9,802)
Comprehensive income	$117,557	$121,388	$90,834

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)
					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2010	63,673,839	$13,267	$244,864	$853,553	$(1,624)	$1,110,060
Net income per consolidated statements of income	-	-	-	100,636	-	100,636
Other comprehensive loss	-	-	-	-	(9,802)	(9,802)
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(59,302)	-	(59,302)
Common stock issued, long-term incentive plan	243,752	51	7,047	(3,970)	-	3,128
Compensation expense, long-term incentive plan	-	-	4,824	-	-	4,824
Other	-	-	(60)	-	-	(60)
Balance, December 31, 2010	63,917,591	13,318	256,675	890,917	(11,426)	1,149,484
Net income per consolidated statements of income	-	-	-	106,841	-	106,841
Other comprehensive income	-	-	-	-	14,547	14,547
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(59,485)	-	(59,485)
Common stock issued, long-term incentive plan	224,907	46	5,560	(5,747)	-	(141)
Compensation expense, long-term incentive plan	-	-	3,791	-	-	3,791
Balance, December 31, 2011	64,142,498	13,364	266,026	932,526	3,121	1,215,037
Net income per consolidated statements of income	-	-	-	117,283	-	117,283
Other comprehensive income	-	-	-	-	274	274
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(59,961)	-	(59,961)
Common stock issued, long-term incentive plan	167,715	36	4,012	(5,285)	-	(1,237)
Common stock issued, business combination	510,201	106	11,894	-	-	12,000
Compensation expense, long-term incentive plan	-	-	3,973	-	-	3,973
Balance, December 31, 2012	64,820,414	$13,506	$285,905	$984,563	$3,395	$1,287,369

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)	Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$117,283	$106,841	$100,636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	12,294	30,328	49,546
Depreciation and amortization	29,275	25,273	25,646
Net amortization of securities	7,008	9,187	3,264
Securities gains, net	(1,059)	(80)	(2,329)
Gains on sales of loans, net	(33,918)	(11,952)	(15,317)
Bargain purchase gain on acquisitions	(3,635)	(7,456)	-
Deferred income tax benefit	(8,452)	(9,683)	(6,389)
Proceeds from sales of loans held for sale	1,849,712	981,349	1,164,541
Purchases and originations of loans held for sale	(1,856,293)	(1,003,803)	(1,127,346)
Originations and sales of mortgage servicing rights, net	(23,253)	(14,160)	(16,885)
Net (increase) decrease in other assets	(35,816)	34,423	1,588
Net increase in other liabilities	16,482	2,609	736
Other operating activities, net	22,497	30,713	29,087
Net cash provided by operating activities	92,125	173,589	206,778

Investing Activities
Proceeds from calls and maturities of securities held to maturity	15,534	83,219	92,324
Proceeds from calls and maturities of securities available for sale	917,316	749,149	650,419
Proceeds from sales of securities available for sale	34,826	22,996	65,074
Purchases of securities available for sale	(1,122,480)	(1,026,936)	(1,227,199)
Net decrease (increase) in federal funds sold and securities
purchased under reverse repurchase agreements	2,212	3,515	(5,399)
Net decrease in loans	250,508	141,988	138,071
Purchases of premises and equipment	(17,172)	(12,184)	(6,720)
Proceeds from sales of premises and equipment	4	537	183
Proceeds from sales of other real estate	34,992	54,104	48,019
Net cash received in business combination	78,151	78,896	-
Net cash provided by (used in) investing activities	193,891	95,284	(245,228)

Financing Activities
Net increase (decrease) in deposits	121,358	317,447	(143,898)
Net (decrease) increase in federal funds purchased and
securities sold under repurchase agreements	(315,671)	(95,638)	47,106
Net (decrease) increase in short-term borrowings	(1,641)	(389,666)	147,689
Payments from calls of long-term FHLB advances	-	(309)	-
Redemption of junior subordinated debt securities	-	-	(8,248)
Common stock dividends	(59,961)	(59,485)	(59,302)
Common stock issued-net, long-term incentive plan	(1,318)	(595)	1,273
Excess tax benefit from stock-based compensation arrangements	81	454	1,855
Net cash used in financing activities	(257,152)	(227,792)	(13,525)

Increase (decrease) in cash and cash equivalents	28,864	41,081	(51,975)
Cash and cash equivalents at beginning of year	202,625	161,544	213,519
Cash and cash equivalents at end of year	$231,489	$202,625	$161,544
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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2013 actual conditions could vary from those anticipated, which could affect our results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from acquired loans and the Federal Deposit Insurance Corporation (FDIC) indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

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

Trustmark reviews securities for impairment quarterly. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and Trustmark’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale (LHFS)

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

Loans Held for Investment (LHFI)

LHFI are stated at the amount of unpaid principal, adjusted for the net amount of direct costs and nonrefundable loan fees associated with lending.  The net amount of nonrefundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method.  Interest on LHFI is accrued and recorded as interest income based on the outstanding principal balance.

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

Past due LHFI are loans contractually past due 30 days or more as to principal or interest payments.  A LHFI is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due on commercial credits and 120 days past due on non-business purpose credits.  In addition, a credit may be placed on nonaccrual at any other time Management has serious doubts about further collectibility of principal or interest according to the contractual terms, even though the loan is currently performing.  A LHFI may remain on accrual status if it is in the process of collection and well secured.  When a LHFI is placed on nonaccrual status, unpaid interest is reversed against interest income.  Interest received on nonaccrual LHFI is applied against principal.  LHFI are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a LHFI is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All classes of commercial LHFI at $500,000 or more, which are classified as nonaccrual, are identified for impairment analysis.  Interest payments on impaired LHFI are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  The policy for recognizing income on impaired LHFI is consistent with the nonaccrual policy.  Impaired LHFI, or portions thereof, are charged off when deemed uncollectible.

Commercial purpose LHFI are charged off when a determination is made that the loan is uncollectible, and continuance as a bankable asset is not warranted.  Consumer LHFI secured by 1-4 family residential real estate are generally charged off or written down to the fair value of the collateral less cost to sell at no later than 180 days of delinquency.  Non-real estate consumer purpose term LHFI, including both secured and unsecured loans, are generally charged off by 120 days of delinquency.  Consumer revolving lines of credit and credit card debt are generally charged off on or prior to 180 days of delinquency.

Allowance for Loan Losses, LHFI

The allowance for loan losses, LHFI is established through provisions for estimated loan losses charged against net income.  The allowance account is maintained at a level which is believed to be adequate by Management based on estimated probable losses within the LHFI portfolio.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions, and judgments as to the facts and circumstances of particular situations.  Some of the factors considered, such as amounts and timing of future cash flows expected to be received, may be susceptible to significant change.

Trustmark's allowance methodology is based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance.  The allowance for loan losses, LHFI consists of three components: (i) a historical valuation allowance determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 450, "Contingencies," based on historical loan loss experience for LHFI with similar characteristics and trends, (ii) a specific valuation allowance determined in accordance with FASB ASC Topic 310 "Receivables," based on probable losses on specific LHFI, and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions, and judgments as described below.

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of LHFI contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial LHFI for working capital purposes and non-working capital purposes, commercial real estate LHFI (which are further segregated into construction, land, lots and development, owner-occupied and non-owner occupied categories), 1-4 family mortgage LHFI and other consumer LHFI.  LHFI are further segregated based on Trustmark's internal credit risk rating process that evaluates, among other things: the obligor's ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each grade within loan groups based upon degree of risk.

Loans-Specific Valuation Allowance

Once a LHFI is classified, it is subject to periodic review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria contained in FASB ASC Topic 310.  A formal impairment analysis is performed on all commercial non-accrual LHFI with an outstanding balance of $500,000 or more, and based upon this analysis LHFI are written down to net realizable value.

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI.  Factors considered include the following within Trustmark's four geographic market regions:  the experience, ability, and effectiveness of Trustmark's lending management and staff; adherence to Trustmark's loans policies, procedures, and internal controls; the volume of other exceptions relating to collateral and financial documentation; concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results incorporated into a "qualitative factor allocation matrix" which is used to establish an appropriate allowance.

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting. The acquired loans are recorded at their estimated fair values as of the acquisition date.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Trustmark National Bank (TNB) accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that TNB will be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 are referred to as “acquired impaired loans.” Revolving credit agreements such as home equity lines are excluded from acquired impaired loan accounting requirements.

For acquired impaired loans, TNB (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.

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

TNB aggregates certain acquired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired loans, loans are first categorized by similar purpose, collateral and geographic region.  Within each category, loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by TNB.  For consumer loans, the risk determinants include delinquency, FICO and loan-to-value ratios.  Statistical comparison of the pools reflect that each pool is comprised of loans generally of similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of TNB's expected cash flows from the loans.  An acquired loan will be removed from a pool of loans only if the loan is sold, foreclosed, or payment is received in full satisfaction of the loan.  The acquired loan will be removed from the pool at its carrying value.  If an individual acquired loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized as a gain or loss immediately in interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired loans are not pooled and are accounted for individually. Such loans are withheld from pools due to the inherent uncertainty of the timing and amount of their cash flows or because they are not a suitable similar constituent to the established pools.

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

Under FASB ASC Topic 310-30, acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows can be reasonably estimated. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of cash flows can not be reasonably estimated, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

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

FDIC Indemnification Asset

TNB has elected to account for amounts receivable under a loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.” The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement. The difference between the present value at the acquisition date and the undiscounted cash flows TNB expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  Pursuant to the provisions of the loss-share agreement, the FDIC indemnification asset is presented net of any true-up provision due to the FDIC at the termination of the loss-share agreement.  Please refer to Note 2 – Business Combinations for additional information regarding the FDIC true-up provision under the loss-share agreement.

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

Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to ten years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2012, 2011 or 2010.

Mortgage Servicing Rights

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the mortgage servicing rights (MSR) when loans are sold and the associated servicing rights are retained.  Trustmark has elected to account for MSR at fair value.  Trustmark also incorporates an economic hedging strategy, which utilizes a portfolio of exchange-traded derivative instruments that are accounted for at fair value with changes recorded in the results of operations, such as interest rate futures contracts and option contracts.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.

The fair value of MSR is determined using discounted cash flow techniques benchmarked against third-party valuations.  Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates, which are provided by a third party firm. Prepayment rates are projected using an industry standard prepayment model. The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages. Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

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

Other Real Estate

Other real estate (ORE) includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an ORE specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist. Costs of operating and maintaining the properties as well as gains (losses) on their disposition are also included in ORE/Foreclosure expense as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

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

Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on an independent appraisal less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense and are mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments are credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

Federal Home Loan Bank and Federal Reserve Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), are carried at cost and totaled $25.6 million at December 31, 2012 and $31.8 million at December 31, 2011.  Trustmark’s investment in FRB and FHLB stock is included in other assets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  The carrying value of Trustmark’s stock in the FHLB of Dallas gave rise to no other-than-temporary impairment for the years ended December 31, 2012, 2011 and 2010.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized through the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2012 or 2011.

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

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that attempts to economically offset the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2012	2011	2010
Income taxes paid	$57,834	$37,604	$53,628
Interest expense paid on deposits and borrowings	31,496	44,060	59,858
Noncash transfers from loans to foreclosed properties (1)	37,635	57,297	61,786
Transfer of long-term FHLB advance to short-term	-	-	75,000
Assets acquired in business combination	234,960	207,243	-
Liabilities assumed in business combination	209,322	228,236	-

(1) Includes transfers from covered loans to foreclosed properties.

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

	Years Ended December 31,
	2012	2011	2010
Basic shares	64,659	64,066	63,849
Dilutive shares	192	195	190
Diluted shares	64,851	64,261	64,039

Weighted-average antidilutive shares awards were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive shares awards for the periods presented (in thousands):

	Years Ended December 31,
	2012	2011	2010

Weighted-average antidilutive shares	653	1,226	1,259

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and early adoption is permitted.  Adoption of ASU 2012-06 is not expected to have a significant impact on Trustmark’s consolidated financial statements.

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

ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments.  Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  However, some could change how fair value measurement guidance is applied.  The ASU became effective for Trustmark’s financial statements beginning January 1, 2012, and did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 19 – Fair Value.

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

Note 2 – Business Combinations

BancTrust Financial Group, Inc.

On May 29, 2012, Trustmark and BancTrust Financial Group, Inc. (BancTrust) announced the signing of a definitive agreement pursuant to which BancTrust would merge into Trustmark.  BancTrust had 49 offices throughout Alabama and the Florida Panhandle with $1.2 billion in loans and $1.7 billion in deposits at December 31, 2012.

BancTrust shareholders approved the merger on September 26, 2012.  On January 24, 2013, Trustmark announced that all required regulatory approvals had been received in connection with the proposed merger of BancTrust, and the transaction was effective as of the close of business on Friday, February 15, 2013.

In accordance with the terms of the definitive agreement, the holders of BancTrust common stock received 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark issued approximately 2.25 million shares of its common stock for all issued and outstanding shares of BancTrust common stock.  At closing, Trustmark repurchased the $50.0 million of BancTrust preferred stock and associated warrant issued to the U.S. Department of Treasury under the Capital Purchase Program.

Trustmark’s initial accounting for the merger is incomplete at the date of the issuance of the financial statements due to the close proximity of the consummation date and the issuance date.  As a result, the disclosure requirements pertaining to revenue and earnings since the acquisition date, combined revenue and earnings as though the business combination occurred at the beginning of fiscal years 2012 and 2011, and the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the acquisition have not been provided as it is not practicable to do so.

Bay Bank & Trust Company

On March 16, 2012, Trustmark completed its merger with Bay Bank & Trust Co. (Bay Bank), a 76-year old financial institution headquartered in Panama City, Florida.  Trustmark acquired all outstanding common stock of Bay Bank for approximately $22 million in cash and stock, comprised of $10 million in cash and the issuance of approximately 510 thousand shares of Trustmark common stock valued at $12 million.  This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805.  Accordingly, the assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the acquisition date.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

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

Loans acquired from Bay Bank were evaluated under a fair value process involving various degrees of deterioration in credit quality since origination, and also for those loans for which it was probable at acquisition that TNB would not be able to collect all contractually required payments.  These loans, with the exception of revolving credit agreements, are referred to as acquired impaired loans and are accounted for in accordance with FASB ASC Topic 310-30.  Refer to Note 6 – Acquired Loans for further information on acquired loans.

The operations of Bay Bank are included in Trustmark’s operating results from March 16, 2012 and added revenue of $13.8 million and net income available to common shareholders of $1.7 million through December 31, 2012. Such operating results are not necessarily indicative of future operating results.

Heritage Banking Group

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage), a 90-year old financial institution headquartered in Carthage, Mississippi, and appointed the FDIC as receiver.  On the same date, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchased essentially all of the assets of Heritage.  The FDIC and TNB entered into a loss-share transaction on approximately $151.9 million of Heritage assets, which covers substantially all loans and all other real estate.  Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Because of the loss protection provided by the FDIC, the risk characteristics of the Heritage loans and other real estate covered by the loss-share agreement are significantly different from those assets not covered by this agreement.  As a result, Trustmark will refer to loans and other real estate subject to the loss-share agreement as “covered” while loans and other real estate that are not subject to the loss-share agreement will be referred to as “noncovered” or “excluding covered.”  The loss-share agreement applicable to single family residential mortgage loans and related foreclosed real estate provides for FDIC loss sharing and TNB’s reimbursement to the FDIC for recoveries of covered losses for ten years from the date on which the loss-share agreement was entered.  The loss-share agreement applicable to commercial loans and related foreclosed real estate provides for FDIC loss sharing for five years from the date on which the loss-share agreement was entered and TNB’s reimbursement to the FDIC for recoveries of covered losses for an additional three years thereafter.

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

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, TNB utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances (shown as short-term borrowings above).  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets, other real estate, including covered other real estate and the FDIC indemnification asset.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Please refer to Note 19 – Fair Value for more information on Trustmark’s classification of financial instruments based on valuation inputs within the fair value hierarchy.

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2012 and 2011 were $47.7 million and $36.6 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2012 and 2011 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$10	$-	$-	$10	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	105,396	339	-	105,735	-	-	-	-
Obligations of states and political subdivisions	202,877	12,900	(16)	215,761	36,206	4,184	-	40,390
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	18,981	921	-	19,902	3,245	227	-	3,472
Issued by FNMA and FHLMC	201,493	7,071	-	208,564	572	52	-	624
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,436,812	29,574	(20)	1,466,366	-	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	380,514	19,420	(154)	399,780	2,165	237	-	2,402
Asset-backed securities	238,893	2,755	(21)	241,627	-	-	-	-
Total	$2,584,976	$72,980	$(211)	$2,657,745	$42,188	$4,700	$-	$46,888

December 31, 2011
U.S. Government agency obligations
Issued by U.S. Government agencies	$3	$-	$-	$3	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	64,573	229	-	64,802	-	-	-	-
Obligations of states and political subdivisions	190,868	11,971	(12)	202,827	42,619	4,131	(2)	46,748
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,500	945	-	12,445	4,538	336	-	4,874
Issued by FNMA and FHLMC	340,839	7,093	-	347,932	588	28	-	616
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,570,782	44,183	-	1,614,965	7,749	133	(1)	7,881
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	216,698	9,497	(176)	226,019	2,211	185	-	2,396
Total	$2,395,263	$73,918	$(188)	$2,468,993	$57,705	$4,813	$(3)	$62,515

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2012	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
Obligations of states and political subdivisions	$5,878	$(16)	$-	$-	$5,878	$(16)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,055	(20)	-	-	3,055	(20)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	-	-	16,339	(154)	16,339	(154)
Asset-backed securities	16,412	(21)	-	-	16,412	(21)
Total	$25,345	$(57)	$16,339	$(154)	$41,684	$(211)

December 31, 2011
Obligations of states and political subdivisions	$3,368	$(12)	$202	$(2)	$3,570	$(14)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,069	(1)	-	-	1,069	(1)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,890	(176)	-	-	46,890	(176)
Total	$51,327	$(189)	$202	$(2)	$51,529	$(191)

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2012. There were no other-than-temporary impairments for the years ended December 31, 2012, 2011 and 2010.

Security Gains and Losses

Gains and losses as a result of calls and disposition of securities were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2012	2011	2010
Proceeds from calls and sales of securities	$38,364	$24,471	$65,074
Gross realized gains	1,052	57	2,216
Gross realized (losses)	(2)	(11)	-

Held to Maturity
Proceeds from calls of securities	$335	$3,645	$11,305
Gross realized gains	9	34	113

Securities Pledged

Securities with a carrying value of $1.813 billion and $1.787 billion at December 31, 2012 and 2011, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  Of the amount pledged at December 31, 2012, $16.1 million was pledged to the Federal Reserve Discount Window to provide additional contingency funding capacity.  At year-end, these securities were not required to collateralize any borrowings from the FRB.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2012, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,048	$12,120	$1,946	$1,962
Due after one year through five years	82,132	86,233	16,507	17,863
Due after five years through ten years	407,078	417,300	16,526	19,262
Due after ten years	45,918	47,480	1,227	1,303
	547,176	563,133	36,206	40,390
Mortgage-backed securities	2,037,800	2,094,612	5,982	6,498
Total	$2,584,976	$2,657,745	$42,188	$46,888

Note 5 –Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At December 31, 2012 and 2011, LHFI consisted of the following ($ in thousands):

	2012	2011
Loans secured by real estate:
Construction, land development and other land loans	$468,975	$474,082
Secured by 1-4 family residential properties	1,497,480	1,760,930
Secured by nonfarm, nonresidential properties	1,410,264	1,425,774
Other	189,949	204,849
Commercial and industrial loans	1,169,513	1,139,365
Consumer loans	171,660	243,756
Other loans	684,913	608,728
LHFI	5,592,754	5,857,484
Less allowance for loan losses, LHFI	78,738	89,518
Net LHFI	$5,514,016	$5,767,966

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2012, Trustmark's geographic loan distribution was concentrated primarily in its four key market regions, Florida, Mississippi, Tennessee, and Texas.  A substantial portion of construction, land development and other land loans are secured by real estate in markets in which Trustmark is located.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Related Party Loans

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2012 and 2011, total loans to these borrowers were $91.7 million and $54.4 million, respectively.  During 2012, $530.8 million of new loan advances were made, while repayments were $518.8 million, as well as increases from changes in executive officers and directors of $25.3 million.

Nonaccrual/Impaired LHFI

At December 31, 2012 and 2011, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $82.4 million and $110.5 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not all specifically reviewed and written down to fair value less cost to sell. No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2012.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At December 31, 2012 and 2011, specifically evaluated impaired LHFI totaled $40.6 million and $68.9 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $5.9 million and $8.8 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $13.1 million and $21.5 million while the provisions charged to net income for these loans totaled $1.1 million and $7.5 million for 2012 and 2011, respectively.  For 2010, charge-offs related to specifically evaluated impaired LHFI totaled $33.0 million while the provisions charged to net income during the year for these loans totaled $11.5 million.

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

At December 31, 2012 and 2011, nonaccrual LHFI not specifically reviewed for impairment and written down to fair value less cost to sell, totaled $41.8 million and $41.6 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $4.6 million and $3.9 million at the end of the respective periods. No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the years in the three-year period ended December 31, 2012.

The following table details LHFI individually and collectively evaluated for impairment at December 31, 2012 and 2011 ($ in thousands):

	December 31, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$27,105	$441,870	$468,975
Secured by 1-4 family residential properties	27,114	1,470,366	1,497,480
Secured by nonfarm, nonresidential properties	18,289	1,391,975	1,410,264
Other	3,956	185,993	189,949
Commercial and industrial loans	4,741	1,164,772	1,169,513
Consumer loans	360	171,300	171,660
Other loans	798	684,115	684,913
Total	$82,363	$5,510,391	$5,592,754

	December 31, 2011
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$40,413	$433,669	$474,082
Secured by 1-4 family residential properties	24,348	1,736,582	1,760,930
Secured by nonfarm, nonresidential properties	23,981	1,401,793	1,425,774
Other	5,871	198,978	204,849
Commercial and industrial loans	14,148	1,125,217	1,139,365
Consumer loans	825	242,931	243,756
Other loans	872	607,856	608,728
Total	$110,458	$5,747,026	$5,857,484

At December 31, 2012 and 2011, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	December 31, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$46,558	$9,571	$17,534	$27,105	$4,992	$33,759
Secured by 1-4 family residential properties	35,155	2,533	24,581	27,114	1,469	25,731
Secured by nonfarm, nonresidential properties	23,337	8,184	10,105	18,289	2,296	21,135
Other	6,036	566	3,390	3,956	760	4,914
Commercial and industrial loans	7,251	2,336	2,405	4,741	640	9,444
Consumer loans	624	-	360	360	5	592
Other loans	857	-	798	798	342	835
Total	$119,818	$23,190	$59,173	$82,363	$10,504	$96,410

	December 31, 2011
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$58,757	$11,123	$29,290	$40,413	$6,547	$49,122
Secured by 1-4 family residential properties	33,746	1,560	22,788	24,348	1,348	27,330
Secured by nonfarm, nonresidential properties	27,183	13,770	10,211	23,981	2,431	26,497
Other	7,158	1,548	4,323	5,871	1,007	6,013
Commercial and industrial loans	16,102	8,724	5,424	14,148	1,137	15,127
Consumer loans	1,097	-	825	825	9	1,468
Other loans	2,559	220	652	872	185	1,132
Total	$146,602	$36,945	$73,513	$110,458	$12,664	$126,689

A troubled debt restructuring (TDR) occurs when a borrower is experiencing financial difficulties, and for related economic or legal reasons, a concession is granted to the borrower that Trustmark would not otherwise consider. Whatever the form of a concession granted by Trustmark, the objective is to make the best of a difficult situation by obtaining more cash or other value from the borrower or by increasing the probability of receipt by granting the concession than by not granting it.  Other concessions may arise from court proceedings or may be imposed by law.  In addition, TDRs also include those credits that are extended or renewed to a borrower who is not able to obtain funds from sources other than Trustmark at a market interest rate for new debt with similar risk.

A formal TDR may include, but is not necessarily limited to, one or a combination of the following situations:

•	Trustmark accepts a third-party receivable or other asset(s) of the borrower, in lieu of the receivable from the borrower.
•	Trustmark accepts an equity interest in the borrower in lieu of the receivable.
•	Trustmark accepts modification of the terms of the debt including but not limited to:
o	Reduction of (absolute or contingent) the stated interest rate to below the current market rate.
o	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
o	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the note or other agreement.
o	Reduction (absolute or contingent) of accrued interest.

Troubled debt restructurings are addressed in Trustmark’s loan policy, and in accordance with that policy, any modifications or concessions that may result in a TDR are subject to a special approval process which allows for control, identification, and monitoring of these arrangements.  Prior to granting a concession, a revised borrowing arrangement is proposed which is structured so as to improve collectability of the loan in accordance with a reasonable repayment schedule with any loss promptly identified.  It is supported by a thorough evaluation of the borrower’s financial condition and prospects for repayment under those revised terms.  Other TDRs arising from renewals or extensions of existing debt are routinely identified through the processes utilized in the Problem Loan Committees and in the Credit Quality Review Committee.  All TDRs are subsequently reported to the Director Credit Policy Committee on a quarterly basis and are disclosed in Trustmark’s consolidated financial statements in accordance with GAAP and regulatory reporting guidance.

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance. A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At December 31, 2012 and 2011, LHFI classified as TDRs totaled $24.3 million and $34.2 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $21.6 million and $34.2 million, respectively.  The remaining TDRs at December 31, 2012 were real estate loans discharged through Chapter 7 bankruptcy.

For TDRs, Trustmark had a related loan loss allowance of $4.3 million at December 31, 2012 and $4.5 million at December 31, 2011.  Specific charge-offs related to TDRs totaled $6.0 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively.  LHFI that are TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.

The following table illustrates the impact of modifications classified as TDRs for the years ended December 31, 2012 and 2011 as well as those TDRs modified within the last 12 months for which there was a payment default during 2012 ($ in thousands):

	Year Ended December 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	12	$4,092	$4,092
Secured by 1-4 family residential properties	48	5,399	5,383
Secured by nonfarm, nonresidential properties	2	1,210	1,210
Other loans secured by real estate	1	199	199
Commercial and industrial	1	148	-
Total	64	$11,048	$10,884

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	26	$16,200	$13,984
Secured by 1-4 family residential properties	17	3,843	3,793
Commercial and industrial	2	11,997	11,503
Total	45	$32,040	$29,280

	Years Ended December 31,
	2012		2011
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	7	$1,881	5	$3,058
Secured by 1-4 family residential properties	16	1,469	1	179
Secured by nonfarm, nonresidential properties	1	862	-	-
Total	24	$4,212	6	$3,237

Trustmark’s TDRs have resulted primarily from allowing the borrower to pay interest-only for an extended period of time rather than from forgiveness.  Accordingly, as shown above, these TDRs have a similar recorded investment for both the pre-modification and post-modification disclosure.  Trustmark has utilized loans 90 days or more past due to define payment default in determining TDRs that have subsequently defaulted.

At December 31, 2012 and 2011, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	December 31, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$233	$12,073	$12,306
Secured by 1-4 family residential properties	1,280	5,908	7,188
Secured by nonfarm, nonresidential properties	-	4,582	4,582
Other loans secured by real estate	-	197	197
Total Troubled Debt Restructurings by Type	$1,513	$22,760	$24,273

	December 31, 2011
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$241	$14,041	$14,282
Secured by 1-4 family residential properties	782	3,485	4,267
Secured by nonfarm, nonresidential properties	-	4,135	4,135
Commercial and industrial	-	11,503	11,503
Total Troubled Debt Restructurings by Type	$1,023	$33,164	$34,187

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to credit file completion and financial statement exceptions, total policy exceptions, collateral exceptions and violations of law as shown below:

•
Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content, completeness and organization and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits.  Also included is an evaluation of the systems/procedures used to insure compliance with policy such as financial statements, review memos and loan agreements.

•
Underwriting/Policy – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within requirements of bank loan policy.  A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled.  Total policy exceptions measures the level of underwriting and other policy exceptions within a loan portfolio.

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

•
Substandard (RR 8) – a loan that has at least one identified weakness that is well defined.  This rating is for credits where the primary sources of repayment are not viable at this time or where either the capital or collateral is not adequate to support the loan and the secondary means of repayment do not provide a sufficient level of support to offset the identified weakness.  Loss potential exists in the aggregate amount of substandard loans but does not necessarily exist in individual loans.

•
Doubtful (RR 9) – a loan with an identified weakness that does not have a valid secondary source of repayment.  Generally these credits have an impaired primary source of repayment and secondary sources are not sufficient to prevent a loss in the credit.  The exact amount of the loss has not been determined at this time.

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark conducts monthly credit quality reviews (CQR) for the credits described below, as well as semi-annual analysis and stress testing on all residential real estate development credits and non-owner occupied commercial real estate (CRE) credits of $1.0 million or more as described below:

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

•
Non-owner occupied commercial real estate – a cash flow analysis is performed on all projects with an outstanding balance of $1.0 million or more.  In addition, credits are stress tested for vacancies and rate sensitivity.  Confirmation is obtained that guarantor financial statements are current, taxes have been paid, and that there are no other issues that need to be addressed.  This information is reviewed by each senior credit officer for that market to determine the need for any risk rate or accrual status changes.

Consumer Credits

Loans that do not meet a minimum custom credit score are reviewed quarterly by Management.  The Retail Credit Review Committee reviews the volume and percentage of approvals that did not meet the minimum passing custom score by region, individual location, and officer.  To assure that Trustmark continues to originate quality loans, this process allows Management to make necessary changes such as revisions to underwriting procedures and credit policies, or changes in loan authority to Trustmark personnel.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at December 31, 2012 and 2011 ($ in thousands):

	December 31, 2012
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$335,179	$23,812	$63,832	$143	$422,966
Secured by 1-4 family residential properties	110,333	1,012	13,303	432	125,080
Secured by nonfarm, nonresidential properties	1,298,820	12,156	98,082	-	1,409,058
Other	178,790	444	5,768	-	185,002
Commercial and industrial loans	1,091,356	36,992	39,479	1,334	1,169,161
Consumer loans	404	-	-	-	404
Other loans	676,618	59	1,714	784	679,175
	$3,691,500	$74,475	$222,178	$2,693	$3,990,846

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$44,131	$1,109	$-	$769	$46,009	$468,975
Secured by 1-4 family residential properties	1,339,000	10,332	2,630	20,438	1,372,400	1,497,480
Secured by nonfarm, nonresidential properties	1,206	-	-	-	1,206	1,410,264
Other	4,746	150	-	51	4,947	189,949
Commercial and industrial loans	313	29	-	10	352	1,169,513
Consumer loans	167,131	3,481	285	359	171,256	171,660
Other loans	5,738	-	-	-	5,738	684,913
	$1,562,265	$15,101	$2,915	$21,627	$1,601,908	$5,592,754

	December 31, 2011
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$308,618	$26,273	$90,175	$116	$425,182
Secured by 1-4 family residential properties	119,155	142	16,324	-	135,621
Secured by nonfarm, nonresidential properties	1,287,886	26,232	110,472	51	1,424,641
Other	188,772	130	9,312	-	198,214
Commercial and industrial loans	1,048,556	32,046	56,577	405	1,137,584
Consumer loans	643	25	-	-	668
Other loans	600,411	-	1,834	600	602,845
	$3,554,041	$84,848	$284,694	$1,172	$3,924,755

	Consumer Loans
		Past Due	Past Due Greater
	Current	30-89 Days	Than 90 days	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$47,253	$353	$-	$1,294	$48,900	$474,082
Secured by 1-4 family residential properties	1,596,800	8,477	1,306	18,726	1,625,309	1,760,930
Secured by nonfarm, nonresidential properties	1,133	-	-	-	1,133	1,425,774
Other	6,405	201	-	29	6,635	204,849
Commercial and industrial loans	1,626	118	-	37	1,781	1,139,365
Consumer loans	234,593	7,172	498	825	243,088	243,756
Other loans	5,848	35	-	-	5,883	608,728
	$1,893,658	$16,356	$1,804	$20,911	$1,932,729	$5,857,484

Past Due LHFI and LHFS

LHFI past due 90 days or more totaled $6.4 million and $4.2 million at December 31, 2012 and 2011, respectively.  The following table provides an aging analysis of past due and nonaccrual LHFI by class at December 31, 2012 and 2011 ($ in thousands):

	December 31, 2012
	Past Due
		Greater than			Current
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$4,957	$438	$5,395	$27,105	$436,475	$468,975
Secured by 1-4 family residential properties	12,626	3,131	15,757	27,114	1,454,609	1,497,480
Secured by nonfarm, nonresidential properties	9,460	-	9,460	18,289	1,382,515	1,410,264
Other	172	-	172	3,956	185,821	189,949
Commercial and industrial loans	4,317	2,525	6,842	4,741	1,157,930	1,169,513
Consumer loans	3,480	284	3,764	360	167,536	171,660
Other loans	181	-	181	798	683,934	684,913
Total past due LHFI	$35,193	$6,378	$41,571	$82,363	$5,468,820	$5,592,754
(1) - Past due greater than 90 days but still accruing interest.

	December 31, 2011
	Past Due
		Greater than			Current
	30-89 Days	90 Days (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$1,784	$1,657	$3,441	$40,413	$430,228	$474,082
Secured by 1-4 family residential properties	9,755	1,306	11,061	24,348	1,725,521	1,760,930
Secured by nonfarm, nonresidential properties	9,925	-	9,925	23,981	1,391,868	1,425,774
Other	879	-	879	5,871	198,099	204,849
Commercial and industrial loans	1,646	769	2,415	14,148	1,122,802	1,139,365
Consumer loans	7,172	498	7,670	825	235,261	243,756
Other loans	3,104	-	3,104	872	604,752	608,728
Total past due LHFI	$34,265	$4,230	$38,495	$110,458	$5,708,531	$5,857,484

(1) - Past due greater than 90 days but still accruing interest.

LHFS past due 90 days or more totaled $43.1 million and $39.4 million at December 31, 2012 and 2011, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2012 or 2011.

Allowance for Loan Losses, LHFI

Trustmark’s allowance for loan loss methodology for commercial loans is based upon regulatory guidance from its primary regulator and GAAP.  The methodology segregates the commercial purpose and commercial construction loan portfolios into nine separate loan types (or pools) which have similar characteristics such as repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s four key market regions, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 360 risk rate factors for commercial loan types.  The nine separate pools are shown below:

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

During the third quarter of 2011, Trustmark altered the quantitative factors of the allowance methodology to reflect a twelve-quarter rolling average of net charge-offs, one quarter in arrears, by loan type within each key market region.  This change allows for a greater sensitivity to current trends, such as economic changes, as well as current loss profiles and creates a more accurate depiction of historical losses.  Prior to this change, the quantitative factors reflected a three-year rolling average for Trustmark’s commercial loans.

Qualitative factors used in the allowance methodology include the following:

•	National and regional economic trends and conditions
•	Impact of recent performance trends
•	Experience, ability and effectiveness of management
•	Adherence to Trustmark’s loan policies, procedures and internal controls
•	Collateral, financial and underwriting exception trends
•	Credit concentrations
•	Acquisitions
•	Catastrophe

Each qualitative factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk), other than the last two factors, which are applied on a dollar-for-dollar basis to ensure that the combination of such factors is proportional. The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio within each key market region.  This weighted average qualitative factor is then distributed over the nine primary loan pools within each key market region based on the ranking by risk of each.

During 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The quantitative change allow the bank to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allows for a greater sensitivity to current trends such as economic and performance changes, which includes current loss profiles and creates a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties are being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

The allowance for loan loss methodology segregates the consumer loan portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profiles.  These homogeneous pools of loans are shown below:

•	Residential Mortgage
•	Direct Consumer
•	Auto Finance
•	Junior Lien on 1-4 Family Residential Properties
•	Credit Cards
•	Overdrafts

The historical loss experience for these pools is determined by calculating a 12-quarter rolling average of net charge-offs, which is applied to each pool to establish the quantitative aspect of the methodology.  Where, in Management’s estimation, the calculated loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each pool to establish the qualitative aspect of the methodology, which represents the perceived risks across the loan portfolio at the current point in time.  This qualitative methodology utilizes five separate factors made up of unique components that when weighted and combined produce an estimated level of reserve for each of the loan pools.  The five qualitative factors include the following:

•	Economic indicators
•	Performance trends
•	Management experience
•	Lending policy measures
•	Credit concentrations

The risk measure for each factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk) to ensure that the combination of such factors is proportional. The determination of the risk measurement for each qualitative factor is done for all four markets combined.  The resulting estimated reserve factor is then applied to each pool.

The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio. This weighted average qualitative factor is then applied over the six loan pools.

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	2012	2011	2010
Balance at January 1,	$89,518	$93,510	$103,662
Loans charged-off	(31,376)	(45,769)	(71,897)
Recoveries	13,830	12,073	12,199
Net charge-offs	(17,546)	(33,696)	(59,698)
Provision for loan losses, LHFI	6,766	29,704	49,546
Balance at December 31,	$78,738	$89,518	$93,510

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at December 31, 2012 and 2011, respectively ($ in thousands):

	2012
				Provision for
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(3,480)	$-	$(1,902)	$21,838
Secured by 1-4 family residential properties	12,650	(5,532)	435	5,404	12,957
Secured by nonfarm, nonresidential properties	24,358	(5,410)	-	2,148	21,096
Other	3,079	(1,601)	-	719	2,197
Commercial and industrial loans	15,868	(6,922)	3,916	1,457	14,319
Consumer loans	3,656	(3,082)	6,211	(3,698)	3,087
Other loans	2,687	(5,349)	3,268	2,638	3,244
Total allowance for loan losses, LHFI	$89,518	$(31,376)	$13,830	$6,766	$78,738

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$4,992	$16,846	$21,838
Secured by 1-4 family residential properties			1,469	11,488	12,957
Secured by nonfarm, nonresidential properties			2,296	18,800	21,096
Other			760	1,437	2,197
Commercial and industrial loans			640	13,679	14,319
Consumer loans			5	3,082	3,087
Other loans			342	2,902	3,244
Total allowance for loan losses, LHFI			$10,504	$68,234	$78,738

	2011
				Provision for
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land loans	$35,562	$(16,399)	$-	$8,057	$27,220
Secured by 1-4 family residential properties	13,051	(9,271)	447	8,423	12,650
Secured by nonfarm, nonresidential properties	20,980	(3,896)	-	7,274	24,358
Other	1,582	(1,082)	-	2,579	3,079
Commercial and industrial loans	14,775	(4,299)	2,703	2,689	15,868
Consumer loans	5,400	(5,629)	5,749	(1,864)	3,656
Other loans	2,160	(5,193)	3,174	2,546	2,687
Total allowance for loan losses, LHFI	$93,510	$(45,769)	$12,073	$29,704	$89,518

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$6,547	$20,673	$27,220
Secured by 1-4 family residential properties			1,348	11,302	12,650
Secured by nonfarm, nonresidential properties			2,431	21,927	24,358
Other			1,007	2,072	3,079
Commercial and industrial loans			1,137	14,731	15,868
Consumer loans			9	3,647	3,656
Other loans			185	2,502	2,687
Total allowance for loan losses, LHFI			$12,664	$76,854	$89,518

Note 6 – Acquired Loans

At December 31, 2012 and 2011, acquired loans consisted of the following ($ in thousands):

	December 31, 2012		December 31, 2011
	Covered	Noncovered	Covered	Noncovered (1)
Loans secured by real estate:
Construction, land development and other land loans	$3,924	$10,056	$4,209	$-
Secured by 1-4 family residential properties	23,990	19,404	31,874	76
Secured by nonfarm, nonresidential properties	18,407	45,649	30,889	-
Other	3,567	669	5,126	-
Commercial and industrial loans	747	3,035	2,971	69
Consumer loans	177	2,610	290	4,146
Other loans	1,229	100	1,445	72
Acquired loans	52,041	81,523	76,804	4,363
Less allowance for loan losses, acquired loans	4,190	1,885	502	-
Net acquired loans	$47,851	$79,638	$76,302	$4,363

(1) Acquired noncovered loans were included in LHFI at December 31, 2011.

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  TNB elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

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

The following table presents changes in the carrying value, net of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (2)	Impaired	Not ASC 310-30 (2)
Carrying value, net at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value, net at December 31, 2011	72,131	4,171	4,350	13
Loans acquired (4)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	$45,391	$2,460	$72,942	$6,696

(1) Acquired noncovered loans were included in LHFI at December 31, 2011.
(2) "Acquired Not ASC 310-30" loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(3) Includes $4.3 million  for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans, which was reported as "Changes in expected cash flows" at December 31, 2011.
(4) Fair value of loans acquired from Bay Bank on March 16, 2012.

The following table presents changes in the accretable yield for the year ended December 31, 2012 ($ in thousands):

Accretable yield at January 1, 2012 (1)	$(17,653)
Additions due to acquisition (2)	(15,538)
Accretion to interest income	12,169
Disposals	3,757
Reclassification to / (from) nonaccretable difference	(9,118)
Accretable yield at December 31, 2012	$(26,383)

(1)	Accretable yield at January 1, 2012, includes $777 thousand of accretable yield for noncovered loans acquired from Heritage and accounted for under FASB ASC Topic 310-30.
(2)	Accretable yield on loans acquired from Bay Bank on March 16, 2012.

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

The following table presents the components of the allowance for loan losses on acquired loans for the year ended December 31, 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Loans charged-off	(81)	(290)	(371)
Recoveries	157	259	416
Net charge-offs	76	(31)	45
Provision for loan losses, acquired loans	3,612	1,916	5,528
Balance at December 31, 2012	$4,190	$1,885	$6,075

As discussed in Note 5 - Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI, TNB has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to segregate the level of risk across the ten unique risk ratings.  These credit quality measures are unique to commercial loans.  Credit quality for consumer loans is based on individual credit scores, aging status of the loan and payment activity.

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at December 31, 2012 and 2011 ($ in thousands):

		December 31, 2012
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$1,341	$18	$1,489	$744	$3,592
Secured by 1-4 family residential properties		3,128	810	2,940	85	6,963
Secured by nonfarm, nonresidential properties		5,857	1,052	9,839	798	17,546
Other		443	318	1,231	-	1,992
Commercial and industrial loans		82	458	207	-	747
Consumer loans		-	-	-	-	-
Other loans		245	-	345	535	1,125
Total covered loans		11,096	2,656	16,051	2,162	31,965

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans		3,259	119	4,915	921	9,214
Secured by 1-4 family residential properties		7,325	-	3,708	23	11,056
Secured by nonfarm, nonresidential properties		22,453	3,596	18,682	831	45,562
Other		236	-	417	-	653
Commercial and industrial loans		2,853	89	93	-	3,035
Consumer loans		-	-	-	-	-
Other loans		86	-	-	-	86
Total noncovered loans		36,212	3,804	27,815	1,775	69,606
Total acquired loans		$47,308	$6,460	$43,866	$3,937	$101,571

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$306	$26	$-	$-	$332	$3,924
Secured by 1-4 family residential properties	14,311	1,028	1,650	38	17,027	23,990
Secured by nonfarm, nonresidential properties	692	169	-	-	861	18,407
Other	1,468	48	52	7	1,575	3,567
Commercial and industrial loans	-	-	-	-	-	747
Consumer loans	177	-	-	-	177	177
Other loans	104	-	-	-	104	1,229
Total covered loans	17,058	1,271	1,702	45	20,076	52,041

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	802	-	40	-	842	10,056
Secured by 1-4 family residential properties	7,715	357	215	61	8,348	19,404
Secured by nonfarm, nonresidential properties	87	-	-	-	87	45,649
Other	16	-	-	-	16	669
Commercial and industrial loans	-	-	-	-	-	3,035
Consumer loans	2,394	164	52	-	2,610	2,610
Other loans	14	-	-	-	14	100
Total noncovered loans	11,028	521	307	61	11,917	81,523
Total acquired loans	$28,086	$1,792	$2,009	$106	$31,993	$133,564

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.

		December 31, 2011
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$1,212	$194	$1,425	$909	$3,740
Secured by 1-4 family residential properties		6,402	1,256	1,943	19	9,620
Secured by nonfarm, nonresidential properties		13,302	5,275	8,932	2,134	29,643
Other		878	429	658	86	2,051
Commercial and industrial loans		1,780	1,109	82	-	2,971
Consumer loans		-	-	-	-	-
Other loans		212	63	402	535	1,212
Total covered loans		23,786	8,326	13,442	3,683	49,237

Noncovered loans: (2)
Loans secured by real estate:
Construction, land development and other land loans		-	-	-	-	-
Secured by 1-4 family residential properties		-	-	-	-	-
Secured by nonfarm, nonresidential properties		-	-	-	-	-
Other		-	-	-	-	-
Commercial and industrial loans		27	-	42	-	69
Consumer loans		-	-	-	-	-
Other loans		(3)	-	-	-	(3)
Total noncovered loans		24	-	42	-	66
Total acquired loans		$23,810	$8,326	$13,484	$3,683	$49,303

	Consumer Loans
		Past Due	Past Due Greater			Total
	Current	30-89 Days	Than 90 Days	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$448	$18	$3	$-	$469	$4,209
Secured by 1-4 family residential properties	19,159	1,044	2,013	38	22,254	31,874
Secured by nonfarm, nonresidential properties	1,246	-	-	-	1,246	30,889
Other	2,953	108	14	-	3,075	5,126
Commercial and industrial loans	-	-	-	-	-	2,971
Consumer loans	290	-	-	-	290	290
Other loans	230	3	-	-	233	1,445
Total covered loans	24,326	1,173	2,030	38	27,567	76,804

Noncovered loans: (2)
Loans secured by real estate:
Construction, land development and other land loans	-	-	-	-	-	-
Secured by 1-4 family residential properties	71	5	-	-	76	76
Secured by nonfarm, nonresidential properties	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-	69
Consumer loans	3,943	202	1	-	4,146	4,146
Other loans	75	-	-	-	75	72
Total noncovered loans	4,089	207	1	-	4,297	4,363
Total acquired loans	$28,415	$1,380	$2,031	$38	$31,864	$81,167

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired noncovered loans were included in LHFI at December 31, 2011.

Under FASB ASC Topic 310-30, acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows can be reasonably estimated.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows cannot be reasonably estimated, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At December 31, 2012 and 2011, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At December 31, 2012, approximately $1.1 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $491 thousand of acquired loans at December 31, 2011.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at December 31, 2012 and December 31, 2011 ($ in thousands):

	December 31, 2012
	Past Due
		Greater than			Current	Total Acquired
	30-89 Days	90 Days (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$240	$246	$486	$445	$2,993	$3,924
Secured by 1-4 family residential properties	1,705	1,883	3,588	234	20,168	23,990
Secured by nonfarm, nonresidential properties	3,953	1,539	5,492	-	12,915	18,407
Other	221	52	273	9	3,285	3,567
Commercial and industrial loans	94	4	98	39	610	747
Consumer loans	-	-	-	-	177	177
Other loans	-	-	-	-	1,229	1,229
Total past due covered loans	6,213	3,724	9,937	727	41,377	52,041

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	-	3,622	3,622	-	6,434	10,056
Secured by 1-4 family residential properties	458	1,392	1,850	243	17,311	19,404
Secured by nonfarm, nonresidential properties	3,526	1,217	4,743	133	40,773	45,649
Other	30	44	74	-	595	669
Commercial and industrial loans	217	23	240	-	2,795	3,035
Consumer loans	164	52	216	-	2,394	2,610
Other loans	-	-	-	-	100	100
Total past due noncovered loans	4,395	6,350	10,745	376	70,402	81,523
Total past due acquired loans	$10,608	$10,074	$20,682	$1,103	$111,779	$133,564

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
(2) - Acquired loans not accounted for under FASB ASC Topic 310-30.
(3) - Acquired noncovered loans were included in LHFI at December 31, 2011.

Note 7 – Premises and Equipment, Net

At December 31, 2012 and 2011, premises and equipment are summarized as follows ($ in thousands):

	2012	2011
Land	$40,327	$39,724
Buildings and leasehold improvements	163,638	155,506
Furniture and equipment	142,771	127,762
Total cost of premises and equipment	346,736	322,992
Less accumulated depreciation and amortization	191,895	180,410
Premises and equipment, net	$154,841	$142,582

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in MSR is detailed in the table below ($ in thousands):

	2012	2011
Balance at beginning of period	$43,274	$51,151
Origination of servicing assets	23,253	14,160
Change in fair value:
Due to market changes	(9,378)	(15,130)
Due to runoff	(9,808)	(6,907)
Balance at end of period	$47,341	$43,274

In the determination of the fair value of MSR at the date of securitization, certain key economic assumptions are made.  At December 31, 2012, the fair value of MSR included an assumed average prepayment speed of 16.98 CPR and an average discount rate of 10.71%.  By way of example, an increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2012 and 2011, Trustmark sold $1.816 billion and $969.4 million of residential mortgage loans. Pretax gains on these sales were recorded in mortgage banking noninterest income and totaled $33.9 million in 2012, $12.0 million in 2011 and $15.3 million in 2010.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans.  Trustmark's total mortgage loans serviced for others totaled $5.158 billion at December 31, 2012, compared with $4.518 billion at December 31, 2011.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.

The total mortgage loan servicing putback expenses incurred by Trustmark were $8.0 million during 2012, $5.1 million during 2011 and $2.1 million during 2010.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter.  At December 31, 2012 and 2011, the reserve for mortgage loan servicing putback expenses totaled $7.8 million and $4.3 million, respectively.

There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Trustmark believes that it has appropriately reserved for potential mortgage loan putback requests.

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2012 and 2011 ($ in thousands).

	General
	Banking	Insurance	Total
Balance as of December 31, 2012 and 2011	$246,736	$44,368	$291,104

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  The Insurance segment includes TNB’s wholly-owned retail insurance subsidiaries that offer a diverse mix of insurance products and services.  Trustmark performed an impairment test of goodwill of reporting units in both the General Banking and Insurance segments during 2012, 2011 and 2010, which indicated that no impairment charge was required.  Based on this analysis, Trustmark concluded that no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2012 and 2011, identifiable intangible assets consisted of the following ($ in thousands):

	2012			2011
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit intangibles	$52,327	$38,532	$13,795	$45,309	$35,730	$9,579
Insurance intangibles	11,693	9,188	2,505	11,693	8,330	3,363
Banking charters	1,325	612	713	1,325	546	779
Borrower relationship intangible	690	397	293	690	335	355
Total	$66,035	$48,729	$17,306	$59,017	$44,941	$14,076
In 2012, 2011 and 2010, Trustmark recorded $3.8 million, $3.1 million and $3.5 million, respectively, of amortization of identifiable intangible assets.  Trustmark estimates that amortization expense for identifiable intangible assets will be $3.7 million in 2013, $3.2 million in 2014, $2.7 million in 2015, $2.3 million in 2016 and $2.0 million in 2017.  Fully amortized intangibles are excluded from the table above.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2012, 2011 or 2010.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets ($ in thousands):

	2012
		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years

Core deposit intangibles	$13,795	7.8
Insurance intangibles	2,505	6.1
Banking charters	713	10.7
Borrower relationship intangible	293	4.7
Total	$17,306	7.6

Note 10 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At December 31, 2012, Trustmark's geographic other real estate distribution was concentrated primarily in its four key market regions, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the years ended December 31, 2012, 2011 and 2010, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	2012	2011	2010
Balance at beginning of period	$79,053	$86,704	$90,095
Additions	38,894	56,929	61,786
Disposals	(33,155)	(50,724)	(48,050)
Writedowns	(6,603)	(13,856)	(17,127)
Balance at end of period	$78,189	$79,053	$86,704

(Loss) gain, net on the sale of noncovered other real estate included in ORE/Foreclosure expense	$(279)	$1,605	$(31)

At December 31, 2012 and 2011, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	2012	2011
Construction, land development and other land properties	$46,957	$53,834
1-4 family residential properties	8,134	10,557
Nonfarm, nonresidential properties	22,760	13,883
Other real estate properties	338	779
Total other real estate, excluding covered other real estate	$78,189	$79,053

At December 31, 2012 and 2011, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	2012	2011
Florida	$18,569	$29,963
Mississippi (1)	27,771	19,483
Tennessee (2)	17,589	16,879
Texas	14,260	12,728
Total other real estate, excluding covered other real estate	$78,189	$79,053

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

As of the date of the Heritage acquisition, Trustmark acquired $7.5 million in covered other real estate.  For the years ended December 31, 2012 and 2011, changes and gains, net on covered other real estate were as follows ($ in thousands):

	2012	2011
Balance at beginning of period	$6,331	$-
Covered other real estate acquired	-	7,485
Transfers from covered loans	1,424	632
FASB ASC 310-30 adjustment for the residual recorded investment	(112)	(264)
Net transfers from covered loans	1,312	368
Disposals	(1,631)	(1,489)
Writedowns	(271)	(33)
Balance at end of period	$5,741	$6,331

Gain, net on the sale of covered
other real estate included in ORE/Foreclosure expenses	$485	$286

At December 31, 2012 and 2011, covered other real estate consisted of the following types of properties ($ in thousands):

	2012	2011
Construction, land development and other land properties	$1,284	$1,304
1-4 family residential properties	1,306	889
Nonfarm, nonresidential properties	3,151	4,022
Other real estate properties	-	116
Total covered other real estate	$5,741	$6,331

Note 11 – FDIC Indemnification Asset

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.1 million and $601 thousand at December 31, 2012 and 2011, respectively.

During 2012, TNB re-estimated the expected cash flows on the acquired loans of Heritage as required by FASB ASC Topic 310-30.  The analysis resulted in improvements in the estimated future cash flows of the acquired loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During 2012, other income included a writedown of the FDIC indemnification asset of $3.7 million on covered loans as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools.

The following table presents changes in the FDIC indemnification asset for the periods presented ($ in thousands):

Balance at January 1, 2011	$-
Additions from acquisition	33,333
Accretion	185
Loss-share payments received from FDIC	(986)
Change in expected cash flows (1)	(4,157)
Change in FDIC true-up provision	(27)
Balance at December 31, 2011	$28,348
Accretion	245
Transfers to FDIC claims receivable	(2,544)
Change in expected cash flows (1)	(3,761)
Change in FDIC true-up provision	(514)
Balance at December 31, 2012	$21,774

(1) The decrease was due to loan pay-offs, improved cash flow projections and lower loss expectations for covered loans.

Note 12 – Deposits

At December 31, 2012 and 2011, deposits consisted of the following ($ in thousands):

	2012	2011
Noninterest-bearing demand deposits	$2,254,211	$2,033,442
Interest-bearing demand	1,481,182	1,463,640
Savings	2,322,280	2,051,701
Time	1,838,844	2,017,580
Total	$7,896,517	$7,566,363

Interest expense on deposits by type consisted of the following for 2012, 2011, and 2010 ($ in thousands):

	2012	2011	2010
Interest-bearing demand	$3,975	$7,077	$8,621
Savings	6,004	8,144	8,479
Time	14,625	21,073	31,557
Total	$24,604	$36,294	$48,657

The maturities on outstanding time deposits of $100,000 or more at December 31, 2012 and 2011 are as follows ($ in thousands):

	2012	2011
3 months or less	$161,806	$217,577
Over 3 months through 6 months	142,026	177,519
Over 6 months through 12 months	221,056	256,773
Over 12 months	208,600	166,658
Total	$733,488	$818,527

The maturities of interest-bearing deposits at December 31, 2012, are as follows ($ in thousands):

2013	$1,347,371
2014	370,471
2015	63,522
2016	21,424
2017 and thereafter	36,056
Total time deposits	1,838,844
Interest-bearing deposits with no stated maturity	3,803,462
Total interest-bearing deposits	$5,642,306

Note 13 - Borrowings

Short-Term Borrowings

At December 31, 2012 and 2011, short-term borrowings consisted of the following ($ in thousands):

	2012	2011
FHLB advances	$-	$2,579
Serviced GNMA loans eligible for repurchase	59,775	58,842
Other	27,145	26,207
Total short-term borrowings	$86,920	$87,628

At various times during 2012 and 2011, Trustmark received advances from the FHLB, which were classified as short-term and collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  At December 31, 2012, Trustmark had no outstanding short-term FHLB advances.  Interest expense on short-term FHLB advances totaled $81 thousand in 2012, $215 thousand in 2011 and $404 thousand in 2010. At December 31, 2012 and 2011, Trustmark had $1.882 billion and $1.933 billion, respectively, available in additional short and long-term borrowing capacity from the FHLB.

Trustmark has been a participant in the Treasury Investment Program through the Treasury Tax and Loan (TT&L) Service provided by the Federal Reserve Banks.  The TT&L Service enabled a financial institution to collect federal tax payments from its customers and retain these funds at a competitive rate of interest.  Trustmark retained the use of customers’ tax deposits as a source of funds under this program but also participated in the direct investment program, which represented cash balances in excess of those needed by the Treasury for current expenditures and financing activity.  Trustmark also participated in the TT&L Service as an Investor.  An Investor accepts funds from the Treasury via Direct Investments.  All investments in an Investor’s TT&L account must be fully collateralized and the Investor pays the Treasury interest for use of the funds.  Effective January 1, 2012, the Treasury eliminated retained electronic tax deposits (affecting both Retainer and Investor depositories) as well as the designation “Retainer Depository” from the TT&L Program.  Beginning January 2012, the electronic federal tax payment deposits will be posted to depositories’ settlement accounts and then withdrawn by the Federal Reserve Bank throughout the day, with no balance remaining overnight.  As a result of this change in the TT&L program, Trustmark no longer retains any TT&L funds overnight.  The Federal Reserve Bank withdrew 100% of the TT&L balance held by Trustmark on December 30, 2011.  Trustmark remains an Investor depository in the program with a pre-approved limit of $50 million as the Federal Reserve Bank has indicated they may consider making dynamic deposits with Investors at a later date.

Long-Term FHLB Advances

At both December 31, 2012 and 2011, Trustmark had no long-term FHLB advances outstanding.  Long-term FHLB advances are also collateralized by a blanket lien on Trustmark’s single-family, multi-family, home equity and commercial mortgage loans.  Trustmark incurred no interest expense on long-term FHLB advances in 2012, compared to $7 thousand in 2011 and $133 thousand in 2010.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  Proceeds from the sale of the Notes were used for general corporate purposes.  At December 31, 2012, the carrying amount of the Notes was $49.9 million.  The Notes have not been, and are not required to be, registered with the Securities and Exchange Commission under the Securities Act of 1933 (Securities Act), as amended.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity. The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark.  Because the Notes now have a remaining maturity of more than three years, but less than four years, only 60% of the remaining balance will qualify as Tier 2 capital for both TNB and Trustmark at December 31, 2012.  The portion of the Notes qualifying as Tier 2 capital will be reduced 20% during each of the remaining three years until the Notes mature during 2016.

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

At December 31, 2012 and 2011, total assets for the Trust totaled $61.9 million, resulting from the investment in subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2012 and 2011, resulting from the issuance of trust preferred securities in the amount of $60.0 million, as well as $1.9 million in common securities issued to Trustmark.  During 2012, net income equaled $41.3 thousand resulting from interest income from junior subordinated debt securities issued by Trustmark to the Trust compared with net income of $38.1 thousand during 2011.  Dividends issued to Trustmark during 2012 totaled $41.3 thousand compared to $38.1 thousand during 2011.

Note 14 – Income Taxes

The income tax provision included in the statements of income is as follows ($ in thousands):

Current	2012	2011	2010
Federal	$48,186	$46,749	$43,806
State	2,366	4,712	4,702
Deferred
Federal	(7,349)	(8,414)	(5,558)
State	(1,103)	(1,269)	(831)
Income tax provision	$42,100	$41,778	$42,119

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	2012	2011	2010
Income tax computed at statutory tax rate	$55,784	$52,017	$49,964
Tax exempt interest	(5,150)	(5,244)	(5,115)
Nondeductible interest expense	144	153	181
State income taxes, net	821	2,238	2,517
Income tax credits	(9,255)	(7,633)	(6,729)
Other	(244)	247	1,301
Income tax provision	$42,100	$41,778	$42,119

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2012 and 2011, which are included in other assets ($ in thousands):

Deferred tax assets	2012	2011
Pension and other postretirement benefit plans	$32,507	$31,606
Allowance for loan losses	32,441	34,433
Other real estate	30,001	25,113
Loan purchase accounting	7,020	-
Deferred compensation	5,055	4,519
Stock-based compensation	4,723	5,387
Other	13,203	11,094
Gross deferred tax asset	124,950	112,152

Deferred tax liabilities
Unrealized gains on securities available for sale	27,834	28,202
Goodwill and other identifiable intangibles	18,707	15,871
Premises and equipment	17,339	15,336
Securities	2,055	2,167
Mortgage servicing rights	1,737	2,925
Other	2,276	3,485
Gross deferred tax liability	69,948	67,986
Net deferred tax asset	$55,002	$44,166

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that all deferred tax assets will be realized.

The following table provides a summary of the changes during the 2012 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2012	$1,164

Increases due to tax positions taken during the current year	226
Increases due to tax positions taken during a prior year	676
Decreases due to tax positions taken during a prior year	(41)
Decreases due to the lapse of applicable statute of limitations during the current year	(161)

Balance at December 31, 2012	$1,864

Accrued interest, net of federal benefit, at December 31, 2012	$517

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2012	$1,250

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2006 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 15 – Defined Benefit and Other Postretirement Benefits

Capital Accumulation Plan

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to 2007. The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective during 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Associates will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.

The following tables present information regarding the plan's benefit obligation, plan assets, funded status of the plan, amounts recognized in accumulated other comprehensive income (loss), net periodic benefit cost and other statistical disclosures ($ in thousands):

	December 31,
	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$100,556	$94,136
Service cost	547	522
Interest cost	3,942	4,460
Actuarial loss	4,559	7,620
Benefits paid	(6,369)	(6,182)
Benefit obligation, end of year	$103,235	$100,556

Change in plan assets
Fair value of plan assets, beginning of year	$72,304	$77,764
Actual return on plan assets	9,178	(331)
Employer contributions	1,547	1,053
Benefit payments	(6,369)	(6,182)
Fair value of plan assets, end of year	$76,660	$72,304

Funded status at end of year - net liability	$(26,575)	$(28,252)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss - amount recognized	$45,178	$49,040

	Years Ended December 31,
	2012	2011	2010
Net periodic benefit cost
Service cost	$547	$522	$550
Interest cost	3,942	4,460	4,777
Expected return on plan assets	(5,983)	(5,882)	(5,926)
Recognized net actuarial loss	5,225	4,127	3,397
Net periodic benefit cost	$3,731	$3,227	$2,798

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes
Net (gain) loss - Total recognized in other comprehensive income (loss)	$(3,861)	$9,707	$(4,035)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(130)	$12,934	$(1,237)

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	3.50%	4.00%	5.05%
Discount rate for net periodic benefit cost	4.00%	5.05%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.00%

Plan Assets

Trustmark's capital accumulation plan weighted-average asset allocations at December 31, 2012 and 2011, by asset category are as follows:

	2012	2011
Money market fund	1.3%	3.0%
Fixed income mutual funds	19.8%	19.9%
Equity mutual funds	63.2%	70.4%
Equity securities	15.5%	6.3%
Fixed income hedge fund	0.2%	0.4%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy, the plan’s assets measured at fair value at December 31, 2012 and 2011 ($ in thousands):

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market fund	$1,028	$-	$1,028	$-
Fixed income mutual funds	15,145	15,145	-	-
Equity mutual funds	48,414	48,414	-	-
Equity securities	11,910	11,910	-	-
Fixed income hedge fund	163	-	-	163
Total assets at fair value	$76,660	$75,469	$1,028	$163

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Money market fund	$2,189	$-	$2,189	$-
Fixed income mutual funds	14,422	14,422	-	-
Equity mutual funds	50,886	50,886	-	-
Equity securities	4,506	4,506	-	-
Fixed income hedge fund	301	-	-	301
Total assets at fair value	$72,304	$69,814	$2,189	$301

The following table sets forth a summary of changes in fair value of the plan’s Level 3 assets for the years ended December 31, 2012 and 2011 ($ in thousands):

Fixed Income Hedge Fund
Balance, January 1, 2011	$597
Sales, net	(373)
Net losses included in plan	(8)
Change in fair value	85
Balance, December 31, 2011	301
Change in fair value	(138)
Balance, December 31, 2012	$163

There have been no changes in methodologies used at December 31, 2012.  The methodology and significant assumptions used in estimating the fair values presented above are as follows:

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

Contributions

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became effective.  Through MAP-21, Congress provides pension sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans.  Under MAP-21, instead of using a two-year average of these rates, plan sponsors determine required pension funding contributions based on a 25-year average of these rates with a cap and a floor.  For 2012, the cap is set at 110% and the floor is set at 90% of the 25-year average of these rates as of September 30, 2011.  As a result, for the plan years ended December 31, 2012 and 2011, Trustmark's minimum required contributions were $1.5 million and $896 thousand, respectively.  During 2012, Trustmark made a contribution of $1.5 million for the plan year ended December 31, 2012 while during 2011, Trustmark made a contribution of $1.0 million for the plan year ended December 31, 2011.  For the plan year ending December 31, 2013, Trustmark’s minimum required contribution is expected to be $1.5 million; however, Management and the Board of Directors will monitor the plan throughout 2013 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following plan benefit payments, which reflect expected future service, are expected to be paid ($ in thousands):

Year	Amount
2013	$9,432
2014	8,176
2015	7,850
2016	7,143
2017	7,110
2018-2022	30,240

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2013 include a net loss of $5.6 million.

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

	December 31,
	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$52,646	$45,433
Service cost	679	589
Interest cost	2,067	2,276
Actuarial loss	3,368	5,831
Benefits paid	(2,339)	(2,676)
Prior service cost due to amendment	198	1,193
Benefit obligation, end of year	$56,619	$52,646

Change in plan assets
Fair value of plan assets, beginning of year	$-	$-
Employer contributions	2,339	2,676
Benefit payments	(2,339)	(2,676)
Fair value of plan assets, end of year	$-	$-

Funded status at end of year - net liability	$(56,619)	$(52,646)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$19,733	$17,226
Prior service cost	2,360	2,412
Amounts recognized	$22,093	$19,638

	Years Ended December 31,
	2012	2011	2010
Net periodic benefit cost
Service cost	$679	$589	$756
Interest cost	2,067	2,276	2,242
Amortization of prior service cost	250	236	152
Recognized net actuarial loss	861	495	355
Net periodic benefit cost	$3,857	$3,596	$3,505

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes
Net loss	$2,507	$5,336	$2,272
Prior service cost	198	1,192	28
Amortization of prior service cost	(250)	(236)	(152)
Total recognized in other comprehensive income (loss)	$2,455	$6,292	$2,148

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$6,312	$9,888	$5,653

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	3.50%	4.00%	5.05%
Discount rate for net periodic benefit cost	4.00%	5.05%	5.50%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following supplemental retirement plan benefit payments are expected to be paid in the following years ($ in thousands):

Year	Amount
2013	$2,599
2014	2,780
2015	2,968
2016	3,149
2017	3,428
2018 - 2022	18,335

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2013 include a loss of $1.0 million and prior service cost of $250 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark's contributions to this plan were $5.7 million in 2012, $5.4 million in 2011 and $5.3 million in 2010.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2012, the maximum number of shares of Trustmark’s common stock available for issuance under the 2005 Plan was 5,425,091 shares.

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

The following table summarizes Trustmark’s stock option activity for 2012, 2011, and 2010:

	2012		2011		2010
		Average		Average		Average
		Option		Option		Option
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,205,100	$27.31	1,311,925	$27.03	1,531,925	$26.27
Granted	-	-	-	-	-	-
Exercised	(11,125)	24.09	(69,525)	21.68	(188,550)	20.65
Expired	(494,375)	27.01	(36,000)	27.71	(29,350)	28.22
Forfeited	-	-	(1,300)	31.55	(2,100)	31.55
Outstanding, end of year	699,600	27.58	1,205,100	27.31	1,311,925	27.03

Exercisable, end of year	699,600	27.58	1,205,100	27.31	1,270,085	26.88

Aggregate Intrinsic Value
Outstanding, end of year	$-		$44,365		$394,341
Exercisable, end of year	$-		$44,365		$394,341

The total intrinsic value of options exercised was $16 thousand in 2012, $144 thousand in 2011 and $569 thousand in 2010.

The following table presents information on stock options by ranges of exercise prices at December 31, 2012:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted-
	Outstanding	Average	Average	Exercisable	Average	Average
Range of	December 31,	Remaining Years	Exercise	December 31,	Remaining Years	Exercise
Exercise Prices	2012	To Expiration	Price	2012	To Expiration	Price
$22.64 - $25.88	205,700	0.3	$24.10	205,700	0.3	$24.10
$25.88 - $29.11	288,200	1.2	27.26	288,200	1.2	27.26
$29.11 - $32.35	205,700	0.4	31.49	205,700	0.4	31.49
	699,600	0.7	27.58	699,600	0.7	27.58

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

The following table summarizes Trustmark’s performance award activity during years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	179,421	$20.30	210,797	$20.30	229,227	$25.52
Granted	55,295	25.66	53,863	25.40	55,787	23.05
Released from restriction	(72,632)	21.38	(84,338)	20.00	(73,862)	27.68
Forfeited	(2,501)	24.70	(901)	23.82	(355)	25.30
Nonvested shares, end of year	159,583	24.26	179,421	20.30	210,797	20.30

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

The following table summarizes Trustmark’s time-vested award activity during years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	334,356	$21.04	343,469	$20.33	291,999	$25.50
Granted	141,616	24.66	157,178	24.15	146,605	22.44
Released from restriction	(151,331)	23.14	(160,447)	20.46	(90,372)	23.91
Forfeited	(7,068)	24.14	(5,844)	20.17	(4,763)	20.52
Nonvested shares, end of year	317,573	23.28	334,356	21.04	343,469	20.33

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

The following table presents information regarding compensation expense for all stock and incentive plans for the periods presented ($ in thousands):

					Weighted
					Average Life
	Recognized Compensation Expense			Unrecognized	of Unrecognized
	for Years Ended December 31,			Compensation	Compensation
	2012	2011	2010	Expense	Expense

Stock option-based awards	$-	$100	$430	$-	-
Performance awards	868	855	1,004	908	1.68
Time-vested awards	3,105	2,835	3,390	4,740	2.93
RSU award	-	184	696	-	-
Total stock and incentive plan compensation expense	$3,973	$3,974	$5,520	$5,648

Note 17 – Commitments and Contingencies

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2012 and 2011, Trustmark had commitments to extend credit of $1.909 billion and $1.690 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2012 and 2011, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $140.5 million and $156.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2012, the fair value of collateral held was $47.2 million.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2013 to 2028.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $7.4 million in 2012, $7.5 million in 2011 and $6.5 million in 2010. At December 31, 2012, future minimum rental commitments under noncancellable operating leases are as follows ($ in thousands):

Year	Amount
2013	$6,482
2014	5,687
2015	4,489
2016	2,279
2017	2,050
Thereafter	7,275
Total	$28,262

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the Official Stanford Investors Committee (“OSIC”) filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions. In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions. The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages. The OSIC did not quantify damages.

The second Stanford-related lawsuit was filed on December 14, 2009 in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine, Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with Trustmark as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of  the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages and have been previously disclosed by Trustmark.

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint includes similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has not yet entered the active discovery stage. Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.

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

Note 18 – Shareholders' Equity

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of December 31, 2012, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2012.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2012, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/a	n/a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/a	n/a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/a	n/a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974	5.00%

At December 31, 2011:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,096,213	16.67%	$526,156	8.00%	n/a	n/a
Trustmark National Bank	1,057,932	16.28%	519,709	8.00%	$649,636	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$974,034	14.81%	$263,078	4.00%	n/a	n/a
Trustmark National Bank	938,122	14.44%	259,855	4.00%	$389,782	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$974,034	10.43%	$280,162	3.00%	n/a	n/a
Trustmark National Bank	938,122	10.18%	276,502	3.00%	$460,837	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2013 approximately $92.0 million plus its net income for that year to pay as dividends.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

			Accumulated
			Other
			Comprehensive
	Before-Tax	Tax	Income
	Amount	Effect	(Loss)
Balance, January 1, 2010	$(2,596)	$972	$(1,624)
Unrealized gains on available for sale securities:
Unrealized holding losses arising during period	(15,431)	5,902	(9,529)
Less: adjustment for net gains realized in net income	(2,329)	891	(1,438)
Pension and other postretirement benefit plans:
Net change in prior service cost arising during the period	123	(47)	76
Net decrease in loss arising during the period	1,764	(675)	1,089
Balance, December 31, 2010	(18,469)	7,043	(11,426)
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	39,636	(15,161)	24,475
Less: adjustment for net gains realized in net income	(80)	31	(49)
Pension and other postretirement benefit plans:
Net change in prior service cost arising during the period	(957)	366	(591)
Net increase in loss arising during the period	(15,041)	5,753	(9,288)
Balance, December 31, 2011	5,089	(1,968)	3,121
Unrealized gains on available for sale securities:
Unrealized holding gains arising during period	97	(37)	60
Less: adjustment for net gains realized in net income	(1,059)	405	(654)
Pension and other postretirement benefit plans:
Net change in prior service cost arising during the period	52	(20)	32
Net decrease in loss arising during the period	1,354	(518)	836
Balance, December 31, 2012	$5,533	$(2,138)	$3,395

Note 19 – Fair Value

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

Trustmark utilizes an independent pricing service to advise it on the fair value of the securities available for sale portfolio.  As part of Trustmark’s procedures, the price provided from the service is evaluated for reasonableness given market changes.  When a questionable price exists, Trustmark investigates further to determine if the price is valid.  If needed, other market participants may be utilized to determine the correct fair value.  Trustmark has also reviewed and confirmed its determinations in thorough discussions with the pricing source regarding their methods of price discovery.

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

Trustmark also utilizes exchange-traded derivative instruments such as Treasury note futures contracts and option contracts to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  Fair values of these derivative instruments are determined from quoted prices in active markets for identical assets therefore allowing them to be classified within Level 1 of the fair value hierarchy.  In addition, Trustmark utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area which lack observable inputs for valuation purposes resulting in their inclusion in Level 3 of the fair value hierarchy.

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands):

	December 31, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$105,745	$-	$105,745	$-
Obligations of states and political subdivisions	215,761	-	215,761	-
Mortgage-backed securities	2,094,612	-	2,094,612	-
Asset-back securities	241,627	-	241,627	-
Securities available for sale	2,657,745	-	2,657,745	-
Loans held for sale	257,986	-	257,986	-
Mortgage servicing rights	47,341	-	-	47,341
Other assets - derivatives	7,107	(440)	5,263	2,284
Other liabilities - derivatives	6,612	545	6,067	-

	December 31, 2011
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$64,805	$-	$64,805	$-
Obligations of states and political subdivisions	202,827	-	202,827	-
Mortgage-backed securities	2,201,361	-	2,201,361	-
Securities available for sale	2,468,993	-	2,468,993	-
Loans held for sale	216,553	-	216,553	-
Mortgage servicing rights	43,274	-	-	43,274
Other assets - derivatives	3,521	1,130	1,689	702
Other liabilities - derivatives	4,680	694	3,986	-

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2011	$51,151	$337
Total net (losses) gains included in net income (1)	(22,037)	3,968
Additions	14,160	-
Sales	-	(3,603)
Balance, December 31, 2011	43,274	702
Total net (losses) gains included in net income (1)	(19,186)	13,441
Additions	23,253	-
Sales	-	(11,859)
Balance, December 31, 2012	$47,341	$2,284

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2012	$(9,378)	$2,317

(1) Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at December 31, 2012, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2012, Trustmark had outstanding balances of $40.6 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $68.9 million at December 31, 2011.  These impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

Please refer to Note 2 – Business Combinations, for financial assets and liabilities acquired, which were measured at fair value on a nonrecurring basis in accordance with GAAP.

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

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $38.9 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2012 compared with $56.9 million for the same period in 2011.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $9.0 million and $6.7 million for 2012 and 2011, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $38.0 million of foreclosed assets were remeasured during 2012, requiring writedowns of $6.6 million to reach their current fair values compared to $66.7 million of foreclosed assets were remeasured during 2011, requiring writedowns of $13.9 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 and 2011, are as follows ($ in thousands):

	2012		2011
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$238,535	$238,535	$211,883	$211,883
Securities held to maturity	42,188	46,888	57,705	62,515
Level 3 Inputs:
Net LHFI	5,514,016	5,619,933	5,767,966	5,848,791
Net acquired loans	127,489	127,489	76,302	76,302
FDIC indemnification asset	21,774	21,774	28,348	28,348

Financial Liabilities:
Level 2 Inputs:
Deposits	7,896,517	7,904,179	7,566,363	7,575,064
Short-term liabilities	375,749	375,749	692,128	692,128
Subordinated notes	49,871	53,980	49,839	51,438
Junior subordinated debt securities	61,856	40,206	61,856	35,876
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

Securities Held to Maturity

Estimated fair values for securities held to maturity are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Net LHFI

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2012 and 2011.

Net Acquired Loans

The fair value of net acquired loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate Trustmark’s assumptions about market funding cost and liquidity premium. The estimates of future loan cash flows are determined using Trustmark’s assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

FDIC Indemnification Asset

The fair value of the FDIC indemnification asset is estimated by discounting estimated future cash flows based on market rates observed at the time of acquisition.

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

Note 20 – Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of FASB ASC Topic 815, all derivative instruments are required to be recognized as either assets or liabilities and be carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income.

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $310.3 million at December 31, 2012, with a negative valuation adjustment of $738 thousand, compared to $199.5 million, with a negative valuation adjustment of $2.2 million as of December 31, 2011.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $3.4 million for the year ended December 31, 2012 compared to a net positive ineffectiveness of $4.4 million for the year ended December 31, 2011.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $186.9 million at December 31, 2012, with a positive valuation adjustment of $2.3 million, compared to $117.5 million, with a positive valuation adjustment of $702 thousand as of December 31, 2011.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties. Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of December 31, 2012, Trustmark had interest rate swaps with an aggregate notional amount of $321.3 million related to this program, compared to $71.2 million as of December 31, 2011.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2012, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.4 million compared to $1.8 million as of December 31, 2011.  As of December 31, 2012, Trustmark had posted collateral with a market value of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of December 31, 2012, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $10.1 million, compared to no transactions as of December 31, 2011. The fair values of these risk participation agreements were immaterial at December 31, 2012.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2012 and 2011 as well as the effect of these derivative instruments on Trustmark’s results of operations for years ended December 31, 2012, 2011 and 2010:

	December 31,	December 31,
	2012	2011
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$738	$2,217

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(482)	$986
Exchange traded purchased options included in other assets	42	144
OTC written options (rate locks) included in other assets	2,284	702
Interest rate swaps included in other assets	5,241	1,689
Credit risk participation agreements included in other assets	22	-
Exchange traded written options included in other liabilities	545	694
Interest rate swaps included in other liabilities	5,329	1,769

	Years ended December 31,
	2012	2011	2010
Derivatives in hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$1,479	$(5,360)	$987

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$7,585	$19,929	$16,655
Amount of loss recognized in bankcard and other fees	(82)	(79)	-

Note 21 – Segment Information

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

The following table discloses financial information by reportable segment for the periods ended December 31, 2012, 2011 and 2010.

Segment Information
($ in thousands)
	Years Ended December 31,
	2012	2011	2010
General Banking
Net interest income	$336,362	$344,415	$347,607
Provision for loan losses, net	12,188	30,185	49,551
Noninterest income	122,421	109,601	115,934
Noninterest expense	300,097	284,849	283,010
Income before income taxes	146,498	138,982	130,980
Income taxes	37,523	38,414	37,955
General banking net income	$108,975	$100,568	$93,025

Selected Financial Information
Average assets	$9,658,924	$9,436,557	$9,136,491
Depreciation and amortization	$27,876	$23,640	$23,792

Wealth Management
Net interest income	$4,327	$4,256	$4,174
Provision for loan losses, net	106	143	(5)
Noninterest income	24,565	23,300	22,243
Noninterest expense	23,053	23,300	20,459
Income before income taxes	5,733	4,113	5,963
Income taxes	1,910	1,303	1,988
Wealth Management net income	$3,823	$2,810	$3,975

Selected Financial Information
Average assets	$78,567	$81,472	$89,240
Depreciation and amortization	$174	$209	$272

Insurance
Net interest income	$301	$272	$242
Noninterest income	28,203	26,953	27,750
Noninterest expense	21,352	21,701	22,180
Income before income taxes	7,152	5,524	5,812
Income taxes	2,667	2,061	2,176
Insurance net income	$4,485	$3,463	$3,636

Selected Financial Information
Average assets	$65,560	$65,414	$66,096
Depreciation and amortization	$1,225	$1,424	$1,582

Consolidated
Net interest income	$340,990	$348,943	$352,023
Provision for loan losses, net	12,294	30,328	49,546
Noninterest income	175,189	159,854	165,927
Noninterest expense	344,502	329,850	325,649
Income before income taxes	159,383	148,619	142,755
Income taxes	42,100	41,778	42,119
Consolidated net income	$117,283	$106,841	$100,636

Selected Financial Information
Average assets	$9,803,051	$9,583,443	$9,291,827
Depreciation and amortization	$29,275	$25,273	$25,646

Note 22 – Parent Company Only Financial Information
($ in thousands)

Condensed Balance Sheets	December 31,
Assets:	2012	2011
Investment in banks	$1,330,452	$1,257,982
Other assets	19,608	20,071
Total Assets	$1,350,060	$1,278,053

Liabilities and Shareholders' Equity:
Accrued expense	$835	$1,160
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,287,369	1,215,037
Total Liabilities and Shareholders' Equity	$1,350,060	$1,278,053

Condensed Statements of Income	Years Ended December 31,
Revenue:	2012	2011	2010
Dividends received from banks	$72,216	$61,138	$61,843
Earnings of subsidiaries over distributions	46,220	46,818	40,036
Other income	59	54	68
Total Revenue	118,495	108,010	101,947
Expense:
Other expense	1,212	1,169	1,311
Total Expense	1,212	1,169	1,311
Net Income	$117,283	$106,841	$100,636

Condensed Statements of Cash Flows	Years Ended December 31,
Operating Activities:	2012	2011	2010
Net income	$117,283	$106,841	$100,636
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(46,220)	(46,818)	(40,036)
Other	(376)	268	(252)
Net cash provided by operating activities	70,687	60,291	60,348

Investing Activities:
Payment for investments in subsidiaries	(10,003)	-	-
Repayment for investments in subsidiaries	-	-	248
Net cash (used in) provided by investing activities	(10,003)	-	248

Financing Activities:
Repayments of advances from subsidiaries	-	-	(8,248)
Cash dividends paid on common stock	(59,961)	(59,485)	(59,302)
Other common stock transactions, net	(1,237)	(141)	3,128
Other, net	-	-	(60)
Net cash used in financing activities	(61,198)	(59,626)	(64,482)
(Decrease) increase in cash and cash equivalents	(514)	665	(3,886)
Cash and cash equivalents at beginning of year	18,170	17,505	21,391
Cash and cash equivalents at end of year	$17,656	$18,170	$17,505

Trustmark (parent company only) paid income taxes of approximately $57.8 million in 2012, $37.6 million in 2011 and $53.6 million in 2010. Trustmark paid no interest for the years 2012, 2011 or 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2012.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2012 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi
February 27, 2013

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2012, for the number of securities to be issued upon exercise of outstanding options and potential excess shares, related to Trustmark’s 2005 Plan and 1997 Plan. Information related to securities remaining available for future issuance relates exclusively to the 2005 Plan, which replaced the 1997 Plan under which no additional grants will be made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	859,183	$27.58	5,425,091
Equity compensation plans not approved by security holders	-	-	-
Total	859,183	$27.58	5,425,091

(1)-
Includes shares issuable pursuant to outstanding options and the maximum potential excess shares issuable in the event currently unvested performance-based restricted stock awards vest in excess of 100%.

(2)-	Potential excess shares, to the extent issued, do not have an exercise price and are, therefore, excluded for purposes of computing the weighted-average exercise price.
(3)-	Consists of shares available to be granted in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and/or performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2012 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements (Notes 1 through 22)

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

10-aa
Form of Time-Based Restricted Stock Agreement for Director (under the 2005 Stock and Incentive Compensation Plan.)  Filed August 8, 2011 as Exhibit 10-aa to Trustmark's Form 10-Q Quarterly Report for the quarter ended June 30, 2011 and incorporated herein by reference.

10-ab
Summary of the Trustmark Corporation Management Incentive Plan.  Filed November 7, 2012, as Exhibit 10-ab to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012 and incorporated herein by reference.

10-ac
Form of Performance-Based Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan.)  Filed herein as Exhibit 10-ac to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2012.

21	List of Subsidiaries.

23	Consent of KPMG LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document *

101.DEF	XBRL Label Linkbase Document *

101.LAB	XBRL Presentation Linkbase Document *

101.PRE	XBRL Definition Linkbase Document *

*-	In accordance with Regulation S-T, the XBRL-related information found in Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	February 27, 2013	DATE:	February 27, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 27, 2013	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE: February 27, 2013	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Chairman and Director

DATE: February 27, 2013	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer and Director

DATE: February 27, 2013	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: February 27, 2013	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: February 27, 2013	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: February 27, 2013	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE: February 27, 2013	BY:	/s/ Leroy G. Walker, Jr.
Leroy G.Walker, Jr., Director

DATE: February 27, 2013	BY:	/s/ William G. Yates III
William G. Yates III, Director