Form 10-Q
period 2013-03-31
TRUSTMARK CORP
filed 2013-05-08
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 67,162,685 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks (noninterest-bearing)	$242,896	$231,489
Federal funds sold and securities purchased under reverse repurchase agreements	5,926	7,046
Securities available for sale (at fair value)	3,546,083	2,657,745
Securities held to maturity (fair value: $78,096-2013; $46,888-2012)	73,666	42,188
Loans held for sale (LHFS)	207,758	257,986
Loans held for investment (LHFI)	5,474,396	5,592,754
Less allowance for loan losses, LHFI	76,900	78,738
Net LHFI	5,397,496	5,514,016
Acquired loans:
Noncovered loans	1,003,127	81,523
Covered loans	47,589	52,041
Less allowance for loan losses, acquired loans	6,458	6,075
Net acquired loans	1,044,258	127,489
Net LHFI and acquired loans	6,441,754	5,641,505
Premises and equipment, net	210,789	154,841
Mortgage servicing rights	51,529	47,341
Goodwill	366,366	291,104
Identifiable intangible assets	49,361	17,306
Other real estate, excluding covered other real estate	118,406	78,189
Covered other real estate	5,879	5,741
FDIC indemnification asset	20,198	21,774
Other assets	509,904	374,412
Total Assets	$11,850,515	$9,828,667

Liabilities
Deposits:
Noninterest-bearing	$2,534,287	$2,254,211
Interest-bearing	7,375,144	5,642,306
Total deposits	9,909,431	7,896,517
Federal funds purchased and securities sold under repurchase agreements	219,769	288,829
Short-term borrowings	46,325	86,920
Long-term FHLB advances	10,969	-
Subordinated notes	49,879	49,871
Junior subordinated debt securities	94,856	61,856
Other liabilities	166,340	157,305
Total Liabilities	10,497,569	8,541,298

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,151,087 shares - 2013; 64,820,414 shares - 2012	13,992	13,506
Capital surplus	342,233	285,905
Retained earnings	991,012	984,563
Accumulated other comprehensive income, net of tax	5,709	3,395
Total Shareholders' Equity	1,352,946	1,287,369
Total Liabilities and Shareholders' Equity	$11,850,515	$9,828,667

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest Income
Interest and fees on LHFI & LHFS	$64,463	$72,859
Interest and fees on acquired loans	12,782	2,937
Interest on securities:
Taxable	16,539	18,384
Tax exempt	1,312	1,366
Interest on federal funds sold and securities purchased under reverse repurchase agreements	4	6
Other interest income	355	330
Total Interest Income	95,455	95,882

Interest Expense
Interest on deposits	4,909	7,353
Interest on federal funds purchased and securities sold under repurchase agreements	81	171
Other interest expense	1,490	1,414
Total Interest Expense	6,480	8,938
Net Interest Income	88,975	86,944
Provision for loan losses, LHFI	(2,968)	3,293
Provision for loan losses, acquired loans	130	(194)
Net Interest Income After Provision for Loan Losses	91,813	83,845

Noninterest Income
Service charges on deposit accounts	11,681	12,211
Bank card and other fees	7,945	7,364
Mortgage banking, net	11,583	7,295
Insurance commissions	7,242	6,606
Wealth management	6,875	5,501
Other, net	(1,191)	3,758
Securities gains, net	204	1,050
Total Noninterest Income	44,339	43,785

Noninterest Expense
Salaries and employee benefits	53,592	46,432
Services and fees	13,032	10,747
Net occupancy - premises	5,955	4,938
Equipment expense	5,674	4,912
ORE/Foreclosure expense	3,820	3,902
FDIC assessment expense	2,021	1,775
Other expense	18,051	13,068
Total Noninterest Expense	102,145	85,774
Income Before Income Taxes	34,007	41,856
Income taxes	9,141	11,536
Net Income	$24,866	$30,320

Earnings Per Common Share
Basic	$0.38	$0.47

Diluted	$0.38	$0.47

Dividends Per Common Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income per consolidated statements of income	$24,866	$30,320
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	1,380	(1,916)
Less: adjustment for net gains realized in net income	(126)	(648)
Pension and other postretirement benefit plans:
Change in the net actuarial loss during the period	1,060	980
Other comprehensive income (loss), net of tax:	2,314	(1,584)
Comprehensive income	$27,180	$28,736

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2013	2012
Balance, January 1,	$1,287,369	$1,215,037
Net income per consolidated statements of income	24,866	30,320
Other comprehensive income (loss)	2,314	(1,584)
Common stock dividends paid	(15,560)	(14,900)
Common stock issued-net, long-term incentive plans:
Stock options	109	33
Restricted stock	(938)	(1,187)
Excess tax benefit from stock-based compensation arrangements	269	674
Compensation expense, long-term incentive plans	1,022	1,127
Common stock issued, business combinations	53,495	12,000
Balance, March 31,	$1,352,946	$1,241,520

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$24,866	$30,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	(2,838)	3,099
Depreciation and amortization	8,380	6,589
Net amortization of securities	1,868	1,618
Securities gains, net	(204)	(1,050)
Gains on sales of loans, net	(10,165)	(6,460)
Bargain purchase gain on acquisition	-	(2,754)
Deferred income tax provision	2,157	1,880
Proceeds from sales of loans held for sale	402,159	378,255
Purchases and originations of loans held for sale	(382,425)	(388,370)
Originations and sales of mortgage servicing rights, net	(5,521)	(4,478)
Net (increase) decrease in other assets	(45,074)	4,000
Net (decrease) increase in other liabilities	(5,740)	10,674
Other operating activities, net	1,903	2,993
Net cash (used in) provided by operating activities	(10,634)	36,316

Investing Activities
Proceeds from calls and maturities of securities held to maturity	3,580	5,699
Proceeds from calls and maturities of securities available for sale	272,858	234,155
Proceeds from sales of securities available for sale	38,742	-
Purchases of securities held to maturity	(35,045)	-
Purchases of securities available for sale	(667,299)	(374,785)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	1,120	2,957
Net decrease in loans	145,517	74,593
Purchases of premises and equipment	(2,228)	(6,909)
Proceeds from sales of other real estate	8,297	10,039
Net cash received in business combinations	89,037	78,151
Net cash (used in) provided by investing activities	(145,421)	23,900

Financing Activities
Net increase in deposits	272,660	315,587
Net decrease in federal funds purchased and securities sold under repurchase agreements	(69,060)	(349,622)
Net (decrease) increase in short-term borrowings	(19,936)	74
Payments on long-term FHLB advances	(82)	-
Common stock dividends	(15,560)	(14,900)
Common stock issued-net, long-term incentive plans	(829)	(1,154)
Excess tax benefit from stock-based compensation arrangements	269	674
Net cash provided by (used in) financing activities	167,462	(49,341)

Increase in cash and cash equivalents	11,407	10,875
Cash and cash equivalents at beginning of period	231,489	202,625
Cash and cash equivalents at end of period	$242,896	$213,500

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through approximately 220 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2012 annual report on Form 10-K.

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

Note 2 – Business Combinations

Oxford, Mississippi Branches

On March 29, 2013, Trustmark National Bank (TNB), a subsidiary of Trustmark, announced the signing of a definitive Branch Purchase and Assumption Agreement (the Agreement) pursuant to which TNB will acquire the two branches of SOUTHBank, F.S.B. (SOUTHBank), serving the Oxford, Mississippi market.  The Agreement contemplates the assumption of selected deposit accounts of approximately $11.8 million as well as the purchase of the physical branch offices.  The proposed transaction, which is subject to regulatory approval and customary closing conditions, is expected to be completed during the summer of 2013.  The proposed transaction is not material to Trustmark’s consolidated financial statements and is not considered a business combination in accordance with FASB ASC Topic 805, “Business Combinations.”

BancTrust Financial Group, Inc.

On February 15, 2013, Trustmark completed its merger with BancTrust Financial Group, Inc. (BancTrust), a 26-year-old bank holding company headquartered in Mobile, Alabama.  In accordance with the terms of the definitive agreement, the holders of BancTrust common stock received 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark issued approximately 2.24 million shares of its common stock for all issued and outstanding shares of BancTrust common stock.  The total value of the 2.24 million shares of Trustmark common stock issued to the BancTrust shareholders on the acquisition date was approximately $53.5 million, based on a closing stock price of $23.83 per share of Trustmark common stock on February 15, 2013.  At closing, Trustmark repurchased the $50.0 million of BancTrust preferred stock and associated warrant issued to the U.S. Department of Treasury under the Capital Purchase Program for approximately $52.6 million.

This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805.  Accordingly, the assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the acquisition date.  The estimated fair values were considered preliminary as of March 31, 2013 and are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period, which is not to exceed one year from the acquisition date of February 15, 2013.

The acquisition of BancTrust is consistent with Trustmark’s strategic plan to selectively expand the Trustmark franchise.  The acquisition of BancTrust provided Trustmark entry into more than 15 markets in Alabama and enhanced the Trustmark franchise in the Florida Panhandle.  The statement of assets purchased and liabilities assumed in the BancTrust acquisition is presented below at their estimated fair values as of the acquisition date of February 15, 2013 ($ in thousands):

Assets:
Cash and due from banks	$141,616
Securities	528,016
Loans held for sale	1,050
Acquired noncovered loans	951,011
Premises and equipment, net	57,146
Identifiable intangible assets	33,498
Other real estate	41,168
Other assets	98,373
Total Assets	1,851,878

Liabilities:
Deposits	1,740,254
Other borrowings	64,051
Other liabilities	16,761
Total Liabilities	1,821,066

Net identified assets acquired at fair value	30,812
Goodwill	75,262
Net assets acquired at fair value	$106,074

The excess of the consideration paid over the estimated fair value of the net assets acquired was $75.3 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represent the core deposit intangible at fair value at the acquisition date.  The core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years.

Loans acquired from BancTrust were evaluated under a fair value process involving various degrees of deterioration in credit quality since origination, and also for those loans for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments.  These loans, with the exception of revolving credit agreements and leases, are referred to as acquired impaired loans and are accounted for in accordance with FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  Refer to Note 5 – Acquired Loans for further information on acquired loans.

The following table illustrates loans (including LHFS) and other real estate acquired from BancTrust, the credit mark and the resulting fair values as of February 15, 2013 ($ in thousands):

	Balance	Total Credit Mark		Fair Value
	2/15/2013	$	%	2/15/2013
Loans secured by real estate:
Construction, land development and other land loans	$236,237	$100,045	42.3%	$136,192
Secured by 1-4 family residential properties	216,444	22,914	10.6%	193,530
Secured by nonfarm, nonresidential properties	329,026	28,140	8.6%	300,886
Other real estate secured	34,715	2,751	7.9%	31,964
Commercial and industrial loans	262,536	25,489	9.7%	237,047
Consumer loans	40,808	2,152	5.3%	38,656
Other loans	14,248	462	3.2%	13,786
Total loans acquired from BancTrust	1,134,014	181,953	16.0%	952,061
Other real estate	58,083	16,915	29.1%	41,168
Total loans and other real estate acquired from BancTrust	$1,192,097	$198,868	16.7%	$993,229

The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $9.4 million and net income available to common shareholders, excluding non-routine transaction expenses, of approximately $2.0 million through March 31, 2013.  Included in noninterest expense during the first quarter of 2013 are non-routine BancTrust transaction expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).  Such operating results are not necessarily indicative of future operating results.

The following table presents the unaudited pro forma financial information as if the acquisition of BancTrust had occurred on January 1, 2012.  The unaudited pro forma information for the three months ended March 31, 2013 and 2012, contains certain adjustments, including acquisition accounting fair value adjustments, amortization of the core deposit intangible and related income tax effects.  The non-routine transaction expenses related to the BancTrust acquisition incurred during the first three months of 2013 as well as potential cost savings from the acquisition are not reflected in the unaudited pro forma amounts.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been effected on the assumed date ($ in thousands except per share data).

	Pro Forma
	Three Months Ended March 31,
	2013	2012

Net Interest Income	$96,514	$102,872

Total Noninterest Income	46,202	47,634

Net Income	32,675	34,531

Pro Forma Earnings Per Common Share
Basic	$0.49	$0.52

Diluted	$0.49	$0.52

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

Loans acquired from Bay Bank were evaluated under a fair value process involving various degrees of deterioration in credit quality since origination, and also for those loans for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments.  These loans, with the exception of revolving credit agreements, are referred to as acquired impaired loans and are accounted for in accordance with FASB ASC Topic 310-30.  Refer to Note 5 – Acquired Loans for further information on acquired loans.

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances.  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets, and other real estate.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Other Real Estate

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

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$506	$-	$-	$506	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	138,449	2,896	(119)	141,226	-	-	-	-
Issued by U.S. Government sponsored agencies	185,541	938	(186)	186,293	-	-	-	-
Obligations of states and political subdivisions	206,189	12,295	(17)	218,467	33,071	4,058	-	37,129
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	50,560	768	(190)	51,138	2,932	207	-	3,139
Issued by FNMA and FHLMC	234,806	6,577	(18)	241,365	569	49	-	618
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	2,059,567	31,724	(775)	2,090,516	-	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	359,650	17,701	(281)	377,070	37,094	208	(92)	37,210
Asset-backed securities	236,016	3,486	-	239,502	-	-	-	-
Total	$3,471,284	$76,385	$(1,586)	$3,546,083	$73,666	$4,522	$(92)	$78,096

December 31, 2012
U.S. Government agency obligations
Issued by U.S. Government agencies	$10	$-	$-	$10	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	105,396	339	-	105,735	-	-	-	-
Obligations of states and political subdivisions	202,877	12,900	(16)	215,761	36,206	4,184	-	40,390
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	18,981	921	-	19,902	3,245	227	-	3,472
Issued by FNMA and FHLMC	201,493	7,071	-	208,564	572	52	-	624
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,436,812	29,574	(20)	1,466,366	-	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	380,514	19,420	(154)	399,780	2,165	237	-	2,402
Asset-backed securities	238,893	2,755	(21)	241,627	-	-	-	-
Total	$2,584,976	$72,980	$(211)	$2,657,745	$42,188	$4,700	$-	$46,888

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2013	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government agencies	$11,007	$(119)	$-	$-	$11,007	$(119)
Issued by U.S. Government sponsored agencies	39,920	(186)	-	-	39,920	(186)
Obligations of states and political subdivisions	3,689	(16)	573	(1)	4,262	(17)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	30,062	(190)	-	-	30,062	(190)
Issued by FNMA and FHLMC	39,551	(18)	-	-	39,551	(18)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	263,436	(775)	-	-	263,436	(775)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	64,343	(373)	-	-	64,343	(373)
Total	$452,008	$(1,677)	$573	$(1)	$452,581	$(1,678)

December 31, 2012
Obligations of states and political subdivisions	$5,878	$(16)	$-	$-	$5,878	$(16)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,055	(20)	-	-	3,055	(20)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	-	-	16,339	(154)	16,339	(154)
Asset-backed securities	16,412	(21)	-	-	16,412	(21)
Total	$25,345	$(57)	$16,339	$(154)	$41,684	$(211)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income (loss).  In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2013.  There were no other-than-temporary impairments for the three months ended March 31, 2013 and 2012.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2013	2012
Proceeds from calls and sales of securities	$35,748	$-
Gross realized gains	204	1,050

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2013, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,298	$12,349	$1,622	$1,634
Due after one year through five years	106,600	110,902	15,450	16,744
Due after five years through ten years	389,757	399,690	14,772	17,456
Due after ten years	258,046	263,053	1,227	1,295
	766,701	785,994	33,071	37,129
Mortgage-backed securities	2,704,583	2,760,089	40,595	40,967
Total	$3,471,284	$3,546,083	$73,666	$78,096

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	March 31, 2013	December 31, 2012
Loans secured by real estate:
Construction, land development and other land loans	$485,419	$468,975
Secured by 1-4 family residential properties	1,372,901	1,497,480
Secured by nonfarm, nonresidential properties	1,385,669	1,410,264
Other	174,680	189,949
Commercial and industrial loans	1,206,851	1,169,513
Consumer loans	160,253	171,660
Other loans	688,623	684,913
LHFI	5,474,396	5,592,754
Less allowance for loan losses, LHFI	76,900	78,738
Net LHFI	$5,397,496	$5,514,016

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2013, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At March 31, 2013 and December 31, 2012, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $83.3 million and $82.4 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not all specifically reviewed and written down to fair value less cost to sell. No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended March 31, 2013 and 2012.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At March 31, 2013 and December 31, 2012, specifically evaluated impaired LHFI totaled $33.0 million and $40.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $3.5 million and $5.9 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $986 thousand and $1.4 million for the first three months of 2013 and 2012, respectively.  Provision recapture on specifically evaluated impaired LFHI totaled $1.3 million and $864 thousand for the first three months of 2013 and 2012, respectively.

Fair value estimates for specifically evaluated impaired LHFI are derived from appraised values based on the current market /as is value of the property, normally from recently received and reviewed appraisals.  If an appraisal with an inspection date within the past 12 months using the necessary assumptions is not in the file, a new appraisal is ordered.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated. At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

At March 31, 2013 and December 31, 2012, nonaccrual LHFI not specifically reviewed for impairment and written down to fair value less cost to sell, totaled $50.3 million and $41.8 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $7.6 million and $4.6 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$24,443	$460,976	$485,419
Secured by 1-4 family residential properties	27,149	1,345,752	1,372,901
Secured by nonfarm, nonresidential properties	17,880	1,367,789	1,385,669
Other	1,040	173,640	174,680
Commercial and industrial loans	9,053	1,197,798	1,206,851
Consumer loans	277	159,976	160,253
Other loans	3,480	685,143	688,623
Total	$83,322	$5,391,074	$5,474,396

	December 31, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$27,105	$441,870	$468,975
Secured by 1-4 family residential properties	27,114	1,470,366	1,497,480
Secured by nonfarm, nonresidential properties	18,289	1,391,975	1,410,264
Other	3,956	185,993	189,949
Commercial and industrial loans	4,741	1,164,772	1,169,513
Consumer loans	360	171,300	171,660
Other loans	798	684,115	684,913
Total	$82,363	$5,510,391	$5,592,754

At March 31, 2013 and December 31, 2012, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	March 31, 2013
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$39,955	$10,483	$13,960	$24,443	$3,514	$25,774
Secured by 1-4 family residential properties	35,509	2,461	24,688	27,149	1,117	27,131
Secured by nonfarm, nonresidential properties	20,528	7,976	9,904	17,880	2,170	18,085
Other	1,543	555	485	1,040	32	2,498
Commercial and industrial loans	11,629	2,100	6,953	9,053	3,584	6,897
Consumer loans	525	-	277	277	2	319
Other loans	3,586	50	3,430	3,480	594	2,139
Total	$113,275	$23,625	$59,697	$83,322	$11,013	$82,843

	December 31, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$46,558	$9,571	$17,534	$27,105	$4,992	$33,759
Secured by 1-4 family residential properties	35,155	2,533	24,581	27,114	1,469	25,731
Secured by nonfarm, nonresidential properties	23,337	8,184	10,105	18,289	2,296	21,135
Other	6,036	566	3,390	3,956	760	4,914
Commercial and industrial loans	7,251	2,336	2,405	4,741	640	9,444
Consumer loans	624	-	360	360	5	592
Other loans	857	-	798	798	342	835
Total	$119,818	$23,190	$59,173	$82,363	$10,504	$96,410

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

At March 31, 2013 and December 31, 2012, LHFI classified as TDRs totaled $24.7 million and $24.3 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $16.8 million and $21.6 million, respectively.  The remaining TDRs at March 31, 2013 and December 31, 2012 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $4.0 million and $4.3 million at the end of each respective period.  Specific charge-offs related to TDRs totaled $60 thousand and $563 thousand for the three months ended March 31, 2013 and 2012, respectively.  LHFI that are TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.

The following table illustrates the impact of modifications classified as TDRs for the three months ended March 31, 2013 and 2012 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended March 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	2	249	193
Secured by nonfarm, nonresidential properties	1	952	952
Commercial and industrial	2	944	937
Other loans	1	2,490	2,490
Total	6	$4,635	$4,572

	Three Months Ended March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	8	$3,611	$3,611
Secured by 1-4 family residential properties	2	1,009	1,009
Secured by nonfarm, nonresidential properties	2	1,210	1,210
Total	12	$5,830	$5,830

	Three Months Ended March 31,
	2013		2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	4	$236	1	$299
Secured by 1-4 family residential properties	19	1,506	3	1,382
Total	23	$1,742	4	$1,681

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

At March 31, 2013 and December 31, 2012, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	March 31, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$231	$10,720	$10,951
Secured by 1-4 family residential properties	1,163	5,528	6,691
Secured by nonfarm, nonresidential properties	-	3,454	3,454
Other loans secured by real estate	-	2,677	2,677
Commercial and industrial	-	936	936
Total Troubled Debt Restructurings by Type	$1,394	$23,315	$24,709

	December 31, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$233	$12,073	$12,306
Secured by 1-4 family residential properties	1,280	5,908	7,188
Secured by nonfarm, nonresidential properties	-	4,582	4,582
Other loans secured by real estate	-	197	197
Total Troubled Debt Restructurings by Type	$1,513	$22,760	$24,273

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

•
Collateral Documentation – focuses on the adequacy of documentation to support the obligation, perfect Trustmark’s collateral position and protect collateral value.  There are two parts to this measure:

✓	Collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired.
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

The table below illustrates the carrying amount of LHFI by credit quality indicator at March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013
		Commercial LHFI
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$360,197	$23,060	$59,289	$229	$442,775
Secured by 1-4 family residential properties		110,110	2,288	11,387	131	123,916
Secured by nonfarm, nonresidential properties		1,279,133	12,323	92,932	313	1,384,701
Other		167,063	340	2,577	-	169,980
Commercial and industrial loans		1,131,149	41,159	32,776	1,545	1,206,629
Consumer loans		366	-	-	-	366
Other loans		676,708	50	4,327	756	681,841
		$3,724,726	$79,220	$203,288	$2,974	$4,010,208

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$41,948	$491	$-	$205	$42,644	$485,419
Secured by 1-4 family residential properties	1,217,358	8,634	1,284	21,709	1,248,985	1,372,901
Secured by nonfarm, nonresidential properties	968	-	-	-	968	1,385,669
Other	4,533	147	-	20	4,700	174,680
Commercial and industrial loans	195	17	-	10	222	1,206,851
Consumer loans	157,200	2,183	228	276	159,887	160,253
Other loans	6,782	-	-	-	6,782	688,623
	$1,428,984	$11,472	$1,512	$22,220	$1,464,188	$5,474,396

	December 31, 2012
		Commercial LHFI
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$335,179	$23,812	$63,832	$143	$422,966
Secured by 1-4 family residential properties		110,333	1,012	13,303	432	125,080
Secured by nonfarm, nonresidential properties		1,298,820	12,156	98,082	-	1,409,058
Other		178,790	444	5,768	-	185,002
Commercial and industrial loans		1,091,356	36,992	39,479	1,334	1,169,161
Consumer loans		404	-	-	-	404
Other loans		676,618	59	1,714	784	679,175
		$3,691,500	$74,475	$222,178	$2,693	$3,990,846

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$44,131	$1,109	$-	$769	$46,009	$468,975
Secured by 1-4 family residential properties	1,339,000	10,332	2,630	20,438	1,372,400	1,497,480
Secured by nonfarm, nonresidential properties	1,206	-	-	-	1,206	1,410,264
Other	4,746	150	-	51	4,947	189,949
Commercial and industrial loans	313	29	-	10	352	1,169,513
Consumer loans	167,131	3,481	285	359	171,256	171,660
Other loans	5,738	-	-	-	5,738	684,913
	$1,562,265	$15,101	$2,915	$21,627	$1,601,908	$5,592,754

Past Due LHFI and Loans Held for Sale (LHFS)

LHFI past due 90 days or more totaled $2.8 million and $6.4 million at March 31, 2013 and December 31, 2012, respectively.  The following table provides an aging analysis of past due and nonaccrual LHFI by class at March 31, 2013 and December 31, 2012 ($ in thousands):
	March 31, 2013
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$3,700	$477	$4,177	$24,443	$456,799	$485,419
Secured by 1-4 family residential properties	9,205	1,285	10,490	27,149	1,335,262	1,372,901
Secured by nonfarm, nonresidential properties	7,666	250	7,916	17,880	1,359,873	1,385,669
Other	546	1	547	1,040	173,093	174,680
Commercial and industrial loans	1,258	533	1,791	9,053	1,196,007	1,206,851
Consumer loans	2,184	227	2,411	277	157,565	160,253
Other loans	499	-	499	3,480	684,644	688,623
Total	$25,058	$2,773	$27,831	$83,322	$5,363,243	$5,474,396

(1) - Past due 90 days or more but still accruing interest.

	December 31, 2012
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$4,957	$438	$5,395	$27,105	$436,475	$468,975
Secured by 1-4 family residential properties	12,626	3,131	15,757	27,114	1,454,609	1,497,480
Secured by nonfarm, nonresidential properties	9,460	-	9,460	18,289	1,382,515	1,410,264
Other	172	-	172	3,956	185,821	189,949
Commercial and industrial loans	4,317	2,525	6,842	4,741	1,157,930	1,169,513
Consumer loans	3,480	284	3,764	360	167,536	171,660
Other loans	181	-	181	798	683,934	684,913
Total	$35,193	$6,378	$41,571	$82,363	$5,468,820	$5,592,754

(1) - Past due 90 days or more but still accruing interest.

LHFS past due 90 days or more totaled $4.5 million and $43.1 million at March 31, 2013 and December 31, 2012, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $58.0 million delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions. Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA. As a result of this repurchase and sale, the loans are no longer carried as LHFS. The transaction resulted in a gain of $542 thousand, which is included in gain on sales of loans, net for the first three months of 2013. Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2012.

Allowance for Loan Losses, LHFI

Trustmark’s allowance for loan loss methodology for commercial loans is based upon regulatory guidance from its primary regulator and GAAP.  The methodology segregates the commercial purpose and commercial construction loan portfolios into nine separate loan types (or pools) which have similar characteristics such as repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 450 risk rate factors for commercial loan types.  The nine separate pools are shown below:

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

The quantitative factors of the allowance methodology reflect a twelve-quarter rolling average of net charge-offs, one quarter in arrears, by loan type within each key market region.  This allows for a greater sensitivity to current trends, such as economic changes, as well as current loss profiles and creates a more accurate depiction of historical losses.

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

During the fourth quarter of 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The change in quantitative methodology allows the bank to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allows for a greater sensitivity to current trends such as economic and performance changes, which includes current loss profiles and creates a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties are being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded in the fourth quarter of 2012 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

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

The risk measure for each factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk) to ensure that the combination of such factors is proportional. The determination of the risk measurement for each qualitative factor is done for all markets combined.  The resulting estimated reserve factor is then applied to each pool.

The resulting ratings from the individual factors are weighted and summed to establish the weighted average qualitative factor of a specific loan portfolio. This weighted average qualitative factor is then applied over the six loan pools.

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at January 1,	$78,738	$89,518
Loans charged-off	(3,325)	(5,376)
Recoveries	4,455	3,444
Net recoveries (charge-offs)	1,130	(1,932)
Provision for loan losses, LHFI	(2,968)	3,293
Balance at March 31,	$76,900	$90,879

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at March 31, 2013 and 2012 ($ in thousands):

	2013
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	March 31,
Loans secured by real estate:
Construction, land development and other land loans	$21,838	$(297)	$-	$(1,964)	$19,577
Secured by 1-4 family residential properties	12,957	(209)	59	(1,083)	11,724
Secured by nonfarm, nonresidential properties	21,096	(168)	-	(896)	20,032
Other	2,197	(910)	-	53	1,340
Commercial and industrial loans	14,319	(40)	2,031	1,360	17,670
Consumer loans	3,087	(634)	1,451	(876)	3,028
Other loans	3,244	(1,067)	914	438	3,529
Total allowance for loan losses, LHFI	$78,738	$(3,325)	$4,455	$(2,968)	$76,900

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$3,514	$16,063	$19,577
Secured by 1-4 family residential properties			1,117	10,607	11,724
Secured by nonfarm, nonresidential properties			2,170	17,862	20,032
Other			32	1,308	1,340
Commercial and industrial loans			3,584	14,086	17,670
Consumer loans			2	3,026	3,028
Other loans			594	2,935	3,529
Total allowance for loan losses, LHFI			$11,013	$65,887	$76,900

	2012
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	March 31,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(1,526)	$-	$21	$25,715
Secured by 1-4 family residential properties	12,650	(716)	208	598	12,740
Secured by nonfarm, nonresidential properties	24,358	(127)	-	3,653	27,884
Other	3,079	(234)	-	176	3,021
Commercial and industrial loans	15,868	(331)	821	(320)	16,038
Consumer loans	3,656	(1,038)	1,352	(766)	3,204
Other loans	2,687	(1,404)	1,063	(69)	2,277
Total allowance for loan losses, LHFI	$89,518	$(5,376)	$3,444	$3,293	$90,879

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$5,963	$19,752	$25,715
Secured by 1-4 family residential properties			1,240	11,500	12,740
Secured by nonfarm, nonresidential properties			5,443	22,441	27,884
Other			1,002	2,019	3,021
Commercial and industrial loans			1,168	14,870	16,038
Consumer loans			7	3,197	3,204
Other loans			65	2,212	2,277
Total allowance for loan losses, LHFI			$14,888	$75,991	$90,879

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	March 31, 2013		December 31, 2012
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$3,875	$138,442	$3,924	$10,056
Secured by 1-4 family residential properties	20,980	209,658	23,990	19,404
Secured by nonfarm, nonresidential properties	17,355	339,953	18,407	45,649
Other	3,365	32,208	3,567	669
Commercial and industrial loans	648	235,286	747	3,035
Consumer loans	179	32,694	177	2,610
Other loans	1,187	14,886	1,229	100
Acquired loans	47,589	1,003,127	52,041	81,523
Less allowance for loan losses, acquired loans	4,497	1,961	4,190	1,885
Net acquired loans	$43,092	$1,001,166	$47,851	$79,638

Acquired loans are accounted for under the acquisition method of accounting.The acquired loans are recorded at their estimated fair value at the time of acquisition.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Loans acquired in an FDIC-assisted transaction and covered under loss-share agreements are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  The covered loans were recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30.  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines and commercial leases are excluded from acquired impaired loan accounting requirements.  Trustmark acquired $154.8 million of revolving credit agreements and commercial leases, at fair value, in the BancTrust acquisition and $5.9 million of revolving credit agreements, at fair value, in the Bay Bank acquisition, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such acquired loans in accordance with accounting requirements for acquired nonimpaired loans.

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

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Improvements in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively.  Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and result in a provision for loan losses and the establishment of an allowance for loan losses.  The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

Trustmark aggregates certain acquired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired loans, loans are first categorized by similar purpose, collateral and geographic region.  Within each category, loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by Trustmark.  For consumer loans, the risk determinants include delinquency, FICO and loan-to-value ratios.  Statistical comparison of the pools reflect that each pool is comprised of loans generally of similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of Trustmark's expected cash flows from the loans.  An acquired loan is removed from a pool of loans only if the loan is sold, foreclosed, or payment is received in full satisfaction of the loan.  The acquired loan is removed from the pool at its carrying value.  If an individual acquired loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized as a gain or loss immediately in interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired loans are not pooled and are accounted for individually.  Such loans are withheld from pools due to the inherent uncertainty of the timing and amount of their cash flows or because they are not a suitable similar constituent to the established pools.

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge to income through the provision for loans losses, acquired loans and the establishment of an allowance for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income over the remaining average life of the acquired impaired loans.

On February 15, 2013, Trustmark completed its merger with BancTrust.  Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $154.8 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2013.

The following table presents the fair value of loans acquired as of the date of the BancTrust acquisition ($ in thousands):

At acquisition date:	February 15, 2013
Contractually required principal and interest	$1,228,684
Nonaccretable difference	180,638
Cash flows expected to be collected	1,048,046
Accretable yield	86,221
FAS 91 discount	10,814
Fair value of loans at acquisition	$951,011

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

The following tables present changes in the carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30(1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2012	$72,131	$4,171	$4,350	$13
Loans acquired (2)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (3)	-	-	796,172	154,839
Accretion to interest income (4)	1,516	156	6,301	453
Payments received, net	(5,801)	(370)	(33,477)	(1,700)
Other	76	(29)	(1,024)	40
Less allowance for loan losses, acquired loans	(307)	-	(76)	-
Carrying value, net at March 31, 2013	$40,875	$2,217	$840,838	$160,328

(1) Acquired nonimpaired loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Fair value of loans acquired from Bay Bank on March 16, 2012.
(3) Fair value of loans acquired from BancTrust on February 15, 2013.
(4) Accretion to interest income for BancTrust since acquisition at February 15, 2013 is considered immaterial.

The following table presents changes in the accretable yield for the three months ended March 31, 2013 ($ in thousands):

Accretable yield at January 1, 2013	$(26,383)
Additions due to acquisition (1)	(86,221)
Accretion to interest income (2)	7,816
Disposals	1,575
Reclassification to / (from) nonaccretable difference	(2,556)
Accretable yield at March 31, 2013	$(105,769)

(1) Accretable yield on loans acquired from BancTrust on February 15, 2013.
(2) Accretion to interest income for BancTrust since acquisition at February 15, 2013 is considered immaterial.

No allowance for loan losses was brought forward on any of the acquired loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.  Updates to expected cash flows for acquired impaired loans accounted for under FASB ASC Topic 310-30 may result in a provision for loan losses, acquired loans and the establishment of an allowance for loan losses, acquired loans to the extent the amount and timing of expected cash flows decrease compared to those originally estimated at acquisition.

The following table presents the components of the allowance for loan losses on acquired loans for the three months ended March 31, 2013 and 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2013	$4,190	$1,885	$6,075
Provision for loan losses, acquired loans	(564)	694	130
Loans charged-off	862	(642)	220
Recoveries	9	24	33
Net charge-offs	871	(618)	253
Balance at March 31, 2013	$4,497	$1,961	$6,458

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Provision for loan losses, acquired loans	(248)	54	(194)
Loans charged-off	89	(26)	63
Recoveries	393	9	402
Net charge-offs	482	(17)	465
Balance at March 31, 2012	$736	$37	$773

As discussed in Note 4 - Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI, Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to segregate the level of risk across the ten unique risk ratings.  These credit quality measures are unique to commercial loans.  Credit quality for consumer loans is based on individual credit scores, aging status of the loan and payment activity.

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at March 31, 2013 and December 31, 2012 ($ in thousands):

		March 31, 2013
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$1,518	$18	$1,416	$743	$3,695
Secured by 1-4 family residential properties		1,734	715	2,829	20	5,298
Secured by nonfarm, nonresidential properties		6,651	122	9,040	691	16,504
Other		985	173	777	1	1,936
Commercial and industrial loans		395	72	181	-	648
Consumer loans		-	-	-	-	-
Other loans		244	1	367	575	1,187
Total covered loans		11,527	1,101	14,610	2,030	29,268

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans		35,605	10,435	68,231	10,392	124,663
Secured by 1-4 family residential properties		29,548	21,509	25,569	614	77,240
Secured by nonfarm, nonresidential properties		217,009	29,462	85,961	7,434	339,866
Other		19,993	7,236	4,979	-	32,208
Commercial and industrial loans		175,965	17,861	37,230	4,230	235,286
Consumer loans		-	-	-	-	-
Other loans		12,592	2,119	91	-	14,802
Total noncovered loans		490,712	88,622	222,061	22,670	824,065
Total acquired loans		$502,239	$89,723	$236,671	$24,700	$853,333

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$180	$-	$-	$-	$180	$3,875
Secured by 1-4 family residential properties	12,989	1,453	1,202	38	15,682	20,980
Secured by nonfarm, nonresidential properties	682	-	169	-	851	17,355
Other	1,324	101	-	4	1,429	3,365
Commercial and industrial loans	-	-	-	-	-	648
Consumer loans	179	-	-	-	179	179
Other loans	-	-	-	-	-	1,187
Total covered loans	15,354	1,554	1,371	42	18,321	47,589

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	12,532	355	892	-	13,779	138,442
Secured by 1-4 family residential properties	122,141	6,093	3,647	537	132,418	209,658
Secured by nonfarm, nonresidential properties	87	-	-	-	87	339,953
Other	-	-	-	-	-	32,208
Commercial and industrial loans	-	-	-	-	-	235,286
Consumer loans	31,208	1,042	444	-	32,694	32,694
Other loans	80	4	-	-	84	14,886
Total noncovered loans	166,048	7,494	4,983	537	179,062	1,003,127
Total acquired loans	$181,402	$9,048	$6,354	$579	$197,383	$1,050,716

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

		December 31, 2012
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$1,341	$18	$1,489	$744	$3,592
Secured by 1-4 family residential properties		3,128	810	2,940	85	6,963
Secured by nonfarm, nonresidential properties		5,857	1,052	9,839	798	17,546
Other		443	318	1,231	-	1,992
Commercial and industrial loans		82	458	207	-	747
Consumer loans		-	-	-	-	-
Other loans		245	-	345	535	1,125
Total covered loans		11,096	2,656	16,051	2,162	31,965

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans		3,259	119	4,915	921	9,214
Secured by 1-4 family residential properties		7,325	-	3,708	23	11,056
Secured by nonfarm, nonresidential properties		22,453	3,596	18,682	831	45,562
Other		236	-	417	-	653
Commercial and industrial loans		2,853	89	93	-	3,035
Consumer loans		-	-	-	-	-
Other loans		86	-	-	-	86
Total noncovered loans		36,212	3,804	27,815	1,775	69,606
Total acquired loans		$47,308	$6,460	$43,866	$3,937	$101,571

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$306	$26	$-	$-	$332	$3,924
Secured by 1-4 family residential properties	14,311	1,028	1,650	38	17,027	23,990
Secured by nonfarm, nonresidential properties	692	169	-	-	861	18,407
Other	1,468	48	52	7	1,575	3,567
Commercial and industrial loans	-	-	-	-	-	747
Consumer loans	177	-	-	-	177	177
Other loans	104	-	-	-	104	1,229
Total covered loans	17,058	1,271	1,702	45	20,076	52,041

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	802	-	40	-	842	10,056
Secured by 1-4 family residential properties	7,715	357	215	61	8,348	19,404
Secured by nonfarm, nonresidential properties	87	-	-	-	87	45,649
Other	16	-	-	-	16	669
Commercial and industrial loans	-	-	-	-	-	3,035
Consumer loans	2,394	164	52	-	2,610	2,610
Other loans	14	-	-	-	14	100
Total noncovered loans	11,028	521	307	61	11,917	81,523
Total acquired loans	$28,086	$1,792	$2,009	$106	$31,993	$133,564

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

Under FASB ASC Topic 310-30, acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At March 31, 2013 and December 31, 2012, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At March 31, 2013, approximately $2.9 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.1 million of acquired loans at December 31, 2012.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$1,315	$250	$1,565	$445	$1,865	$3,875
Secured by 1-4 family residential properties	2,043	1,344	3,387	176	17,417	20,980
Secured by nonfarm, nonresidential properties	3,817	592	4,409	-	12,946	17,355
Other	121	-	121	6	3,238	3,365
Commercial and industrial loans	90	64	154	48	446	648
Consumer loans	-	-	-	-	179	179
Other loans	367	-	367	-	820	1,187
Total covered loans	7,753	2,250	10,003	675	36,911	47,589

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	5,376	44,209	49,585	475	88,382	138,442
Secured by 1-4 family residential properties	8,063	12,396	20,459	537	188,662	209,658
Secured by nonfarm, nonresidential properties	13,737	12,733	26,470	435	313,048	339,953
Other	1,358	965	2,323	26	29,859	32,208
Commercial and industrial loans	2,156	2,722	4,878	763	229,645	235,286
Consumer loans	1,042	444	1,486	-	31,208	32,694
Other loans	193	-	193	-	14,693	14,886
Total noncovered loans	31,925	73,469	105,394	2,236	895,497	1,003,127
Total acquired loans	$39,678	$75,719	$115,397	$2,911	$932,408	$1,050,716

(1) - Past due 90 days or more but still accruing interest.
(2) - Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2012
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$240	$246	$486	$445	$2,993	$3,924
Secured by 1-4 family residential properties	1,705	1,883	3,588	234	20,168	23,990
Secured by nonfarm, nonresidential properties	3,953	1,539	5,492	-	12,915	18,407
Other	221	52	273	9	3,285	3,567
Commercial and industrial loans	94	4	98	39	610	747
Consumer loans	-	-	-	-	177	177
Other loans	-	-	-	-	1,229	1,229
Total covered loans	6,213	3,724	9,937	727	41,377	52,041

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	-	3,622	3,622	-	6,434	10,056
Secured by 1-4 family residential properties	458	1,392	1,850	243	17,311	19,404
Secured by nonfarm, nonresidential properties	3,526	1,217	4,743	133	40,773	45,649
Other	30	44	74	-	595	669
Commercial and industrial loans	217	23	240	-	2,795	3,035
Consumer loans	164	52	216	-	2,394	2,610
Other loans	-	-	-	-	100	100
Total noncovered loans	4,395	6,350	10,745	376	70,402	81,523
Total acquired loans	$10,608	$10,074	$20,682	$1,103	$111,779	$133,564

(1) - Past due 90 days or more but still accruing interest.
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

Trustmark also incorporates an economic hedging strategy, which utilizes a portfolio of exchange-traded derivative instruments that are accounted for at fair value with changes recorded in the results of operations, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these derivative instruments, including administrative costs, are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million for the quarter ended March 31, 2013 compared to a net negative ineffectiveness of $1.0 million for the quarter ended March 31, 2012.

The activity in MSR is detailed in the table below ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$47,341	$43,274
Origination of servicing assets	5,521	4,477
Change in fair value:
Due to market changes	1,127	248
Due to runoff	(2,460)	(2,106)
Balance at end of period	$51,529	$45,893

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

The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2013 and 2012 were $590 thousand and $1.9 million, respectively.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter of 2012.  At March 31, 2013 and December 31, 2012, the reserve for mortgage loan servicing putback expenses totaled $7.3 million and $7.8 million, respectively.

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

Note 7 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At March 31, 2013, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and losses, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$78,189	$79,053
Additions (1)	49,980	8,864
Disposals	(8,162)	(9,767)
Writedowns	(1,601)	(2,408)
Balance at end of period	$118,406	$75,742

Loss, net on the sale of other real estate included in ORE/Foreclosure expense	$(15)	$(416)

(1)	Includes $41.2 million of other real estate acquired from BancTrust at March 31, 2013, and $2.6 million of other real estate acquired from Bay Bank at March 31, 2012.

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2013	2012
Construction, land development and other land properties	$65,664	$46,957
1-4 family residential properties	12,396	8,134
Nonfarm, nonresidential properties	37,746	22,760
Other real estate properties	2,600	338
Total other real estate, excluding covered other real estate	$118,406	$78,189

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2013	2012
Alabama	$28,870	$-
Florida	30,662	18,569
Mississippi (1)	26,457	27,771
Tennessee (2)	18,339	17,589
Texas	14,078	14,260
Total other real estate, excluding covered other real estate	$118,406	$78,189

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

For the three months ended March 31, 2013 and 2012, changes and (losses) gains, net on covered other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$5,741	$6,331
Transfers from covered loans	947	144
FASB ASC 310-30 adjustment for the residual recorded investment	(246)	(10)
Net transfers from covered loans	701	134
Disposals	(203)	(518)
Writedowns	(360)	(123)
Balance at end of period	$5,879	$5,824

(Loss) gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(59)	$158

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2013	2012
Construction, land development and other land properties	$897	$1,284
1-4 family residential properties	1,661	1,306
Nonfarm, nonresidential properties	3,264	3,151
Other real estate properties	57	-
Total covered other real estate	$5,879	$5,741

Note 8 – FDIC Indemnification Asset

TNB elected to account for amounts receivable under the loss-share agreement TNB entered into at the time of its acquisition of the Heritage Banking Group (Heritage) as an indemnification asset in accordance with FASB ASC Topic 805.  The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.  The difference between the present value at acquisition date and the undiscounted cash flows TNB expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  Pursuant to the provisions of the loss-share agreement, the FDIC indemnification asset is presented net of any true-up provision due to the FDIC at the termination of the loss-share agreement.

The FDIC indemnification asset is reduced as expected losses on covered loans and covered other real estate decline or as loss-share claims are submitted to the FDIC.  The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in cash flow of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in cash flow of the covered loans and covered other real estate under those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

In October 2012, FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice regarding how to account for the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  ASU 2012-06 requires that the indemnification asset be measured subsequently on the same basis as the indemnified assets and, if the effect of the change in the cash flows expected to be collected on an indemnification asset must be amortized, the amortization period is limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified asset.

Trustmark has accounted for the FDIC indemnification asset using the “collectibility method,” which recognized write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of the acquired covered loans, pay-offs of acquired covered loans, sales of covered other real estate, or reductions in FDIC loss claims immediately in noninterest income.  Under ASU 2012-06, write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans will be recognized over the lesser of the remaining life or contractual period of the acquired covered loan by a yield adjustment on the accretion of the discount basis of the FDIC indemnification asset. All other valuation changes of the FDIC indemnification asset (i.e., pay-offs of acquired covered loans, sales of covered other real estate, and reductions of FDIC loss claims) will continue to be accounted for under the “collectibility method.”

The amendments in ASU 2012-06 are effective prospectively for interim and annual periods beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of this change in accounting principle was immaterial to Trustmark’s consolidated financial statements for the first three months of 2013.

Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.1 million at both March 31, 2013 and December 31, 2012.

Trustmark periodically re-estimates the expected cash flows on the acquired loans as required by FASB ASC Topic 310-30.  For the first three months of 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the first three months of 2013, other income included a write-down of the FDIC indemnification asset of $1.4 million on acquired covered loans as a result of loan pay-offs, improved cash flow projections and lower loss expectations for loan pools. Trustmark did not re-estimate the expected cash flows on the acquired loans during the first three months of 2012.

The following table presents changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$21,774	$28,348
Accretion	54	65
Transfers to FDIC claims receivable	(270)	-
Change in expected cash flows (1)	(1,335)	(93)
Change in FDIC true-up provision	(25)	(60)
Balance at end of period	$20,198	$28,260

(1)
The decrease during the first three months of 2013 was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans. Amount does not reflect adoption of ASU 2012-06, which was immaterial for the first three months of 2013.

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2013	2012
Noninterest-bearing demand deposits	$2,534,287	$2,254,211
Interest-bearing demand	1,753,561	1,481,182
Savings	3,128,416	2,322,280
Time	2,493,167	1,838,844
Total	$9,909,431	$7,896,517

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

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

As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a qualified pension plan, which was frozen prior to the acquisition date.  An unfunded plan benefit obligation of $2.7 million was recorded on the date of acquisition.  During the first quarter of 2013, Trustmark recognized a reduction in expense in the amount of $120 thousand related to this plan which is included in the following table.  The following table presents information regarding Trustmark’s net periodic benefit cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Net periodic benefit cost
Service cost	$150	$140
Interest cost	990	945
Expected return on plan assets	(1,541)	(1,400)
Recognized net actuarial loss	1,395	1,309
Net periodic benefit cost	$994	$994

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became effective.  Through MAP-21, Congress provides pension sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans.  Under MAP-21, instead of using a two-year average of these rates, plan sponsors determine required pension funding contributions based on a 25-year average of these rates with a cap and a floor.  For 2013, the cap is set at 115% and the floor is set at 85% of the 25-year average of these rates as of September 30, 2012.  Trustmark expects its minimum required contribution for 2013 to be $1.5 million.  During 2012, Trustmark made a contribution of $1.5 million for the 2012 plan year.

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

	Three Months Ended March 31,
	2013	2012
Net periodic benefit cost
Service cost	$149	$170
Interest cost	484	517
Amortization of prior service cost	63	62
Recognized net actuarial loss	259	215
Net periodic benefit cost	$955	$964

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

Stock Option Grants

Stock option awards under the 2005 Plan were granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vested 20% per year and had a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual ten-year term.  During 2011, compensation expense related to stock options was fully recognized.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and was recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards are granted to Trustmark’s executive and senior management team.  Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) or return on average equity (ROAE) and total shareholder return (TSR) compared to a defined peer group.  Awards based on TSR are valued utilizing a Monte Carlo simulation to estimate fair value of the awards at the grant date, while ROATE and ROAE awards are valued utilizing the fair value of Trustmark’s stock at the grant date based on the estimated number of shares expected to vest.  The restriction period for performance awards covers a three-year vesting period.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for excess shares if performance measures exceed 100%.  Any excess shares related to the performance awards granted in 2013 vest at the end of the three year performance period.  Any excess shares related to the performance awards granted prior to 2013 are restricted for an additional three-year vesting period subsequent to the end of the three year performance period.  The restricted share agreement provides for voting rights and dividend privileges.

Time-Vested Awards

Trustmark’s time-vested awards are granted to Trustmark’s executive and senior management team in both employee recruitment and retention.  These awards are also granted to Trustmark’s Board of Directors and are restricted for three years from the award dates.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized using the straight-line method over the requisite service period.

The following tables summarize the stock and incentive plan activity for the period presented:

	Three Months Ended March 31, 2013
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	699,600	159,583	317,573
Granted	-	62,119	86,955
Granted - excess shares	-	-	10,809
Exercised or released from restriction	(11,800)	(54,784)	(66,456)
Expired	(14,500)	-	-
Forfeited	-	(202)	(3,925)
Outstanding/Nonvested shares or units, end of period	673,300	166,716	344,956

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Compensation expense - Stock and Incentive plans:
Performance awards	$211	$219
Time-vested awards	811	908
Total	$1,022	$1,127

Note 12 – Contingencies

Lending Related

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  Trustmark issues financial and performance standby letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $156.1 million and $161.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2013, the fair value of collateral held was $52.7 million.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has also entered the active discovery stage.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a loss in any such case is not probable at this time, and thus no accrual is required under FASB Accounting Standards Codification Topic 450-20 (ASC 450).  In addition, given the preliminary nature of these matters and the lack of any quantification by plaintiffs of the relief being sought, to the extent that a loss in any such matter may be viewed as reasonably possible under ASC 450, it is not possible at this time to provide an estimate of any such possible loss (or range of possible loss) for any such matter.

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

	Three Months Ended March 31,
	2013	2012
Basic shares	65,983	64,297
Dilutive shares	167	180
Diluted shares	66,150	64,477

Weighted-average antidilutive stock awards were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012

Weighted-average antidilutive shares	696	1,035

Note 14 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):
	Three Months Ended March 31,
	2013	2012
Income taxes paid	$480	$465
Interest expense paid on deposits and borrowings	5,023	8,560
Noncash transfers from loans to foreclosed properties (1)	8,886	8,864
Assets acquired in business combinations	1,851,878	234,960
Liabilities assumed in business combinations	1,821,066	209,322

(1) Includes transfers from covered loans to foreclosed properties.

Note 15 – Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of March 31, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2013, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,133,455	14.36%	$631,326	8.00%	n/a	n/a
Trustmark National Bank	1,056,721	13.52%	625,446	8.00%	$781,807	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,020,170	12.93%	$315,663	4.00%	n/a	n/a
Trustmark National Bank	945,910	12.10%	312,723	4.00%	$469,084	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,020,170	9.83%	$311,397	3.00%	n/a	n/a
Trustmark National Bank	945,910	9.23%	307,596	3.00%	$512,660	5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/a	n/a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/a	n/a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/a	n/a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974	5.00%

The data under the column “Actual Regulatory Capital” at March 31, 2013 in the foregoing table are lower than the data included by Trustmark in its Current Report on Form 8-K (under Item 2.02 thereof) that was furnished to the SEC on April 23, 2013.  The revisions correct an error, discovered by Trustmark, that occurred in the application of a disallowance of a portion of the total deferred tax assets from inclusion in the calculation of these regulatory capital ratios.  The disallowance was the result of an increase in total deferred tax assets due to the BancTrust acquisition and reduces the regulatory capital ratios by amounts that range from 11 basis points to 16 basis points, which Management believes are, in each case, immaterial.

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive income and the related tax effects allocated to each component for the periods ended March 31, 2013 and 2012 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	Income
Balance, January 1, 2013	$5,533	$(2,138)	$3,395
Unrealized holding gains on AFS arising during period	2,234	(854)	1,380
Adjustment for net gains realized in net income	(204)	78	(126)
Pension and other postretirement benefit plans	1,717	(657)	1,060
Balance, March 31, 2013	$9,280	$(3,571)	$5,709

Balance, January 1, 2012	$5,089	$(1,968)	$3,121
Unrealized holding losses on AFS arising during period	(3,103)	1,187	(1,916)
Adjustment for net gains realized in net income	(1,050)	402	(648)
Pension and other postretirement benefit plans	1,587	(607)	980
Balance, March 31, 2012	$2,523	$(986)	$1,537

The following table presents the amounts affecting accumulated other comprehensive income that are included in their entirety in net income for the periods presented ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost and recognized net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 - Defined Benefit and Other Postretirement Benefits for additional details).

	Pre-Tax	Tax	After Tax
	Income	(Expense)	Income
	(Expense)	Benefit	(Expense)
Three Months Ended March 31, 2013:
Securities available for sale:
Reclassification adjustment for net gains realized in net income	$204	$(78)	$126

Pension and other postretirement benefit plans:
Amortization of prior service cost	$(63)	$24	$(39)
Recognized net actuarial loss	(1,654)	633	(1,021)
Total pension and other postretirement benefit plans	$(1,717)	$657	$(1,060)

Three Months Ended March 31, 2012:
Securities available for sale:
Reclassification adjustment for net gains realized in net income	$1,050	$(402)	$648

Pension and other postretirement benefit plans:
Amortization of prior service cost	$(62)	$24	$(38)
Recognized net actuarial loss	(1,524)	582	(942)
Total pension and other postretirement benefit plans	$(1,586)	$606	$(980)

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$506	$-	$506	$-
U.S. Government agency obligations	327,519	-	327,519	-
Obligations of states and political subdivisions	218,467	-	218,467	-
Mortgage-backed securities	2,760,089	-	2,760,089	-
Asset-backed securities	239,502	-	239,502	-
Securities available for sale	3,546,083	-	3,546,083	-
Loans held for sale	207,758	-	207,758	-
Mortgage servicing rights	51,529	-	-	51,529
Other assets - derivatives	7,223	459	4,827	1,937
Other liabilities - derivatives	6,242	518	5,724	-

	December 31, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$105,745	$-	$105,745	$-
Obligations of states and political subdivisions	215,761	-	215,761	-
Mortgage-backed securities	2,094,612	-	2,094,612	-
Asset-backed securities	241,627	-	241,627	-
Securities available for sale	2,657,745	-	2,657,745	-
Loans held for sale	257,986	-	257,986	-
Mortgage servicing rights	47,341	-	-	47,341
Other assets - derivatives	7,107	(440)	5,263	2,284
Other liabilities - derivatives	6,612	545	6,067	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended March 31, 2013 and 2012 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2013	$47,341	$2,284
Total net (losses) gains included in net income (1)	(1,333)	2,816
Additions	5,521	-
Sales	-	(3,163)
Balance, March 31, 2013	$51,529	$1,937

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2013	$1,127	$427

Balance, January 1, 2012	$43,274	$702
Total net (losses) gains included in net income (1)	(1,858)	1,118
Additions	4,477	-
Sales	-	(1,318)
Balance, March 31, 2012	$45,893	$502

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2012	$248	$(130)

(1)	Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2013, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2013, Trustmark had outstanding balances of $33.0 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $40.6 million at December 31, 2012.  These impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At March 31, 2013, Trustmark's geographic other real estate distribution is concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $50.0 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2013, compared with $8.9 million for the same period in 2012.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $1.3 million and $392 thousand for the first three months of 2013 and 2012, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $13.2 million of foreclosed assets were remeasured during the first three months of 2013, requiring write-downs of $1.6 million to reach their current fair values compared to $13.2 million of foreclosed assets that were remeasured during the first three months of 2012, requiring write-downs of $2.4 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 19 – Fair Value included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2012.

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012, are as follows ($ in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$248,822	$248,822	$238,535	$238,535
Securities held to maturity	73,666	78,096	42,188	46,888
Level 3 Inputs:
Net LHFI	5,397,496	5,496,683	5,514,016	5,619,933
Net acquired loans	1,044,258	1,044,258	127,489	127,489
FDIC indemnification asset	20,198	20,198	21,774	21,774

Financial Liabilities:
Level 2 Inputs:
Deposits	9,909,431	9,918,637	7,896,517	7,904,179
Short-term liabilities	266,094	266,094	375,749	375,749
Long-term FHLB advances	10,969	10,969	-	-
Subordinated notes	49,879	54,195	49,871	53,980
Junior subordinated debt securities	94,856	75,465	61,856	40,206

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at March 31, 2013 and December 31, 2012.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $292.0 million at March 31, 2013, with a negative valuation adjustment of $804 thousand, compared to $310.3 million, with a negative valuation adjustment of $738 thousand as of December 31, 2012.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million for the quarter ended March 31, 2013 compared to a net negative ineffectiveness of $1.0 million for the quarter ended March 31, 2012.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $180.6 million at March 31, 2013, with a positive valuation adjustment of $1.9 million, compared to $186.9 million, with a positive valuation adjustment of $2.3 million as of December 31, 2012.

Trustmark offers certain derivatives products such as interest rate swaps directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of March 31, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $367.0 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.0 million compared to $5.4 million as of December 31, 2012.  As of March 31, 2013, Trustmark had posted collateral with a market value of $1.3 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of March 31, 2013 and December 31, 2012, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $10.0 million and $10.1 million, respectively. The fair values of these risk participation agreements were immaterial at March 31, 2013.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31,	December 31,
	2013	2012
Derivatives in hedging relationships
Interest rate contracts:
Forward contracts included in other liabilities	$804	$738

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$323	$(482)
Exchange traded purchased options included in other assets	136	42
OTC written options (rate locks) included in other assets	1,937	2,284
Interest rate swaps included in other assets	4,808	5,241
Credit risk participation agreements included in other assets	19	22
Exchange traded written options included in other liabilities	518	545
Interest rate swaps included in other liabilities	4,920	5,329

	Three Months Ended March 31,
	2013	2012
Derivatives in hedging relationships
Amount of (loss) gain recognized in mortgage banking, net	$(66)	$2,393

Derivatives not designated as hedging instruments
Amount of loss recognized in mortgage banking, net	$(215)	$(1,467)
Amount of (loss) gain recognized in bankcard and other fees	(27)	35

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,808	$-	$4,808	$-	$-	$4,808

Offsetting of Derivative Liabilities
As of March 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,920	$-	$4,920	$-	$1,349	$3,571

Offsetting of Derivative Assets
As of December 31, 2012

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,241	$-	$5,241	$-	$-	$5,241

Offsetting of Derivative Liabilities
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$5,329	$-	$5,329	$-	$1,370	$3,959

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands).

	Three Months Ended March 31,
	2013	2012
General Banking
Net interest income	$87,812	$85,766
Provision for loan losses, net	(2,836)	3,101
Noninterest income	30,189	31,571
Noninterest expense	90,306	75,136
Income before income taxes	30,531	39,100
Income taxes	7,933	10,565
General banking net income	$22,598	$28,535

Selected Financial Information
Average assets	$10,658,486	$9,613,776
Depreciation and amortization	$8,079	$6,223

Wealth Management
Net interest income	$1,098	$1,107
Provision for loan losses, net	(2)	(2)
Noninterest income	6,906	5,588
Noninterest expense	5,830	5,487
Income before income taxes	2,176	1,210
Income taxes	723	395
Wealth management net income	$1,453	$815

Selected Financial Information
Average assets	$76,227	$77,481
Depreciation and amortization	$42	$47

Insurance
Net interest income	$65	$71
Noninterest income	7,244	6,626
Noninterest expense	6,009	5,151
Income before income taxes	1,300	1,546
Income taxes	485	576
Insurance net income	$815	$970

Selected Financial Information
Average assets	$65,254	$63,749
Depreciation and amortization	$259	$319

Consolidated
Net interest income	$88,975	$86,944
Provision for loan losses, net	(2,838)	3,099
Noninterest income	44,339	43,785
Noninterest expense	102,145	85,774
Income before income taxes	34,007	41,856
Income taxes	9,141	11,536
Consolidated net income	$24,866	$30,320

Selected Financial Information
Average assets	$10,799,967	$9,755,006
Depreciation and amortization	$8,380	$6,589

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  Issued in February 2013, ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on net income line items only for those items that are reported in their entirety in net income in the period of reclassification.  For these items, entities are required to disclose the effect of the reclassification on each line item of net income that is affected by the reclassification adjustment.  For items that are not reclassified in their entirety into net income, an entity is required to add a cross-reference to the note that includes additional information about the effect of the reclassification.  For entities that only have reclassifications into net income in their entirety, this information may be presented either in the notes or parenthetically on the face of the statement that reports net income as long as the required information is reported in a single location.  Entities that have one or more reclassification items that are not presented in their entirety in net income in the period of reclassification must present this information in the notes to the financial statements.  ASU 2013-02 became effective for Trustmark’s financial statements on January 1, 2013, and the adoption did not have a significant impact to Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 15 – Shareholders’ Equity.

ASU 2013-01. “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  Issued in January 2013, ASU 2013-01 clarifies that the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” applies to derivatives accounted for in accordance with FASB ASC Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreements.  ASU 2013-01 became effective for Trustmark’s financial statements on January 1, 2013, and the adoption did not have a significant impact to Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 17 – Derivatives.

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of the adoption of ASU 2012-06 did not have a significant impact on Trustmark’s consolidated financial statements.  See Note 8 – FDIC Indemnification Asset for additional information.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” Issued in July 2012, ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets other than goodwill for impairment.  Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the indefinite-lived intangible assets impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how indefinite-lived intangible assets are calculated or assigned to reporting units, nor does it revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, the ASU does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  ASU 2012-02 became effect for Trustmark as of January 1, 2013.  As Trustmark does not have any indefinite-lived intangible assets other than goodwill, the adoption of ASU 2012-02 had no impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2013, TNB had total assets of $11.740 billion, which represents approximately 99.1% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 220 offices and 3,164 full-time equivalent associates located in the states of Alabama (primarily in the central and southern regions of that state which is referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi region, which is collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At March 31, 2013, TNB’s mortgage loan portfolio totaled approximately $1.006 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.249 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB.  During the third quarter of 2012, Trustmark completed the sale and reorganization of $929.0 million of assets managed by TIA for the Performance Funds Trust (Performance Funds) to Federated Investors, Inc. (Federated) and certain of Federated’s subsidiaries, pursuant to the terms of the previously announced definitive agreement between Federated, TIA, and TNB.  TIA no longer serves as investment adviser or custodian to the Performance Funds.  However, Performance Funds held by Trustmark wealth management clients at the time of the reorganization were converted to various pre-determined Federated funds, and remain in Trustmark wealth management accounts.  At March 31, 2013, Trustmark held assets under management and administration of $7.515 billion and brokerage assets of $1.554 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At March 31, 2013, Somerville had total assets of $200.5 million.

Capital Trusts

Trustmark Preferred Capital Trust I (Trustmark Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  BancTrust Financial Group (AL) Statutory Trust I (BancTrust Trust I), a Connecticut trust affiliate, and BancTrust Financial Group (AL) Statutory Trust #2 (BancTrust Trust II), a Delaware trust affiliate, were acquired as a result of Trustmark’s acquisition of BancTrust Financial Group, Inc (BancTrust) on February 15, 2013.  BancTrust Trust I and BancTrust Trust II were formed to facilitate the issuance of $18.0 million and $15.0 million in trust preferred securities, respectively.  As defined in applicable accounting standards, Trustmark Trust, BancTrust Trust I and BancTrust Trust II are considered variable interest entities for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of these trusts are not included in Trustmark’s consolidated financial statements.

Executive Overview

While the economy has shown moderate signs of improvement, the outlook remains uncertain.  While the national unemployment rate has continued to decline slightly during the first quarter of 2013, the consumer confidence index reported a sharp decline in March 2013 as uncertainty of the economic effects of the 2% increase in employment taxes and sequestration persist.  The United States Department of Labor, Bureau of Labor Statistics reported the addition of approximately 88 thousand new jobs in March 2013 and that the national unemployment rate decreased to 7.6%, a four-year low.  Consumer confidence was reported to have declined sharply in March 2013 after an increase in February 2013; these reports indicate a sharp decline in consumers’ expectations of improvements in the economy as well as a more pessimistic assessment of current business and labor markets.  Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing local markets place continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

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

On February 15, 2013, Trustmark completed its merger with BancTrust Financial Group, Inc. (BancTrust), a 26-year-old bank holding company headquartered in Mobile, Alabama.  In accordance with the terms of the definitive agreement, the holders of BancTrust common stock received 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark issued approximately 2.24 million shares of its common stock for all issued and outstanding shares of BancTrust common stock.  The total value of the 2.24 million shares of Trustmark common stock issued to the BancTrust shareholders on the acquisition date was approximately $53.5 million, based on a closing stock price of $23.83 per share of Trustmark common stock on February 15, 2013.  At closing, Trustmark repurchased the $50.0 million of BancTrust preferred stock and associated warrant issued to the U.S. Department of Treasury under the Capital Purchase Program for approximately $52.6 million.

The acquisition of BancTrust is consistent with Trustmark’s strategic plan to selectively expand the Trustmark franchise.  The acquisition of BancTrust provided Trustmark entry into more than 15 markets in Alabama and enhanced the Trustmark franchise in the Florida Panhandle.  See Note 2 – Business Combinations included elsewhere in this report for additional information regarding the BancTrust acquisition.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro economic indicators, in order to navigate the challenging economic environment.  To reduce exposure to certain loan categories, Management has continued to reduce certain loan classifications, including construction, land development and other land loans and indirect auto loans.  Trustmark has continued to experience improvements in credit quality on loans held for investment (LHFI). As of March 31, 2013, classified LHFI balances decreased $76.9 million, or 24.7%, while criticized LHFI balances decreased $86.2 million, or 21.6%, when compared to balances at March 31, 2012.

TNB did not make significant changes to its loan underwriting standards during the first three months of 2013.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first three months of 2013.

Recent Legislative Developments

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

Financial Highlights

Trustmark reported net income available to common shareholders of $24.9 million, or basic and diluted earnings per common share of $0.38 in the first quarter of 2013, compared to $30.3 million, or basic and diluted earnings per common share of $0.47 in the first quarter of 2012.  Trustmark’s performance during the quarter ended March 31, 2013, produced a return on average tangible common equity of 10.82% and a return on average assets of 0.93% compared to a return on average tangible common equity of 13.41% and a return on average assets of 1.25% during the quarter ended March 31, 2012.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable June 15, 2013, to shareholders of record on June 1, 2013.

At March 31, 2013, nonperforming assets totaled $201.7 million, an increase of $41.2 million, or 25.6%, compared to December 31, 2012, and total nonaccrual LHFI were $83.3 million, representing an increase of $959 thousand, or 1.2%, relative to December 31, 2012.  Total net recoveries for the three months ended March 31, 2013 were $1.1 million compared to total net charge-offs of $1.9 million for the same time period in 2012.

On February 15, 2013, Trustmark completed its merger with BancTrust.  The holders of BancTrust common stock received 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark issued approximately 2.24 million shares of its common stock for all issued and outstanding shares of BancTrust common stock.  At closing, Trustmark repurchased the $50.0 million of BancTrust preferred stock and associated warrant issued to the U.S. Department of Treasury under the Capital Purchase Program.  At March 31, 2013, the carrying value of loans and deposits resulting from the BancTrust acquisition was $949.3 million and $1.726 billion, respectively.  The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $9.4 million and net income available to common shareholders, excluding non-routine merger expenses, of approximately $2.0 million through March 31, 2013.  Included in noninterest expense for the first quarter of 2013 are non-routine BancTrust merger expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and employee benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).  Such operating results are not necessarily indicative of future operating results.

An acceleration or significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, a material decline in the value of Trustmark’s assets (including loans and investment securities), or any combination of more than one of these trends could have a material adverse effect on Trustmark’s financial condition or results of operations.

Selected Financial Data
($ in thousands)
	Three Months Ended March 31,
	2013	2012
Consolidated Statements of Income
Total interest income	$95,455	$95,882
Total interest expense	6,480	8,938
Net interest income	88,975	86,944
Provision for loan losses, LHFI	(2,968)	3,293
Provision for loan losses, acquired loans	130	(194)
Noninterest income	44,339	43,785
Noninterest expense	102,145	85,774
Income before income taxes	34,007	41,856
Income taxes	9,141	11,536
Net Income	$24,866	$30,320

Common Share Data
Basic earnings per share	$0.38	$0.47
Diluted earnings per share	0.38	0.47
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average common equity	7.61%	9.93%
Return on average tangible common equity	10.82%	13.41%
Return on average assets	0.93%	1.25%
Net interest margin (fully taxable equivalent)	3.98%	4.19%

Credit Quality Ratios (1)
Net charge-offs/average loans	-0.08%	0.13%
Provision for loan losses/average loans	-0.21%	0.22%
Nonperforming loans/total loans (incl LHFS*)	1.47%	1.76%
Nonperforming assets/total loans
(incl LHFS*) plus ORE**	3.48%	2.99%
Allowance for loan losses/total loans (excl LHFS*)	1.40%	1.57%

March 31,	2013	2012
Consolidated Balance Sheets
Total assets	$11,850,515	$9,931,593
Securities	3,619,749	2,647,674
Loans held for investment and acquired loans (including LHFS*)	6,732,870	6,177,290
Deposits	9,909,431	8,090,746
Common shareholders' equity	1,352,946	1,241,520

Common Stock Performance
Market value - close	$25.01	$24.98
Common book value	20.15	19.17
Tangible common book value	13.96	14.38

Capital Ratios
Common equity/total assets	11.42%	12.50%
Tangible common equity/tangible assets	8.20%	9.68%
Tangible common equity/risk-weighted assets	11.88%	13.89%
Tier 1 leverage ratio	9.83%	10.55%
Tier 1 common risk-based capital ratio	11.75%	13.98%
Tier 1 risk-based capital ratio	12.93%	14.87%
Total risk-based capital ratio	14.36%	16.72%

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands, except share data)		Three Months Ended March 31,
		2013	2012
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,325,508	$1,228,502
Less: Goodwill		(324,902)	(291,104)
Identifiable intangible assets		(35,187)	(14,703)
Total average tangible common equity		$965,419	$922,695

PERIOD END BALANCES
Total shareholders' equity		$1,352,946	$1,241,520
Less: Goodwill		(366,366)	(291,104)
Identifiable intangible assets		(49,361)	(18,821)
Total tangible common equity	(a)	$937,219	$931,595

TANGIBLE ASSETS
Total assets		$11,850,515	$9,931,593
Less: Goodwill		(366,366)	(291,104)
Identifiable intangible assets		(49,361)	(18,821)
Total tangible assets	(b)	$11,434,788	$9,621,668

Risk-weighted assets	(c)	$7,891,580	$6,707,026

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$24,866	$30,320
Plus: Intangible amortization net of tax		890	438
Net income adjusted for intangible amortization		$25,756	$30,758

Period end common shares outstanding	(d)	67,151,087	64,765,581

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity 1		10.82%	13.41%
Tangible common equity/tangible assets	(a)/(b)	8.20%	9.68%
Tangible common equity/risk-weighted assets	(a)/(c)	11.88%	13.89%
Tangible common book value	(a)/(d)*1,000	$13.96	$14.38

		March 31,
TIER 1 COMMON RISK-BASED CAPITAL		2013	2012
Total shareholders' equity		$1,352,946	$1,241,520
Eliminate qualifying AOCI		(5,709)	(1,537)
Qualifying tier 1 capital		93,000	60,000
Disallowed goodwill		(366,366)	(291,104)
Adj to goodwill allowed for deferred taxes		13,388	11,978
Other disallowed intangibles		(49,361)	(18,821)
Disallowed servicing intangible		(5,153)	(4,589)
Disallowed deferred taxes		(12,575)	-
Total tier 1 capital		1,020,170	997,447
Less: Qualifying tier 1 capital		(93,000)	(60,000)
Total tier 1 common capital	(e)	$927,170	$937,447

Tier 1 common risk-based capital ratio	(e)/(c)	11.75%	13.98%

1	Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible common equity

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

As previously discussed, Trustmark acquired BancTrust on February 15, 2013.  This acquisition resulted in additional net interest income of $7.4 million for the three months ended March 31, 2013, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $713.8 million and $649.5 million, respectively, which are included in the current period balances shown in the following three paragraphs.

Net interest income-FTE for the three months ended March 31, 2013 increased $2.0 million when compared with the same time period in 2012.  The net interest margin decreased 21 basis points to 3.98% for the first three months of 2013, compared with the same time period in 2012.  The decrease in net interest margin is primarily a result of a downward repricing of fixed rate assets and changes to Trustmark’s asset mix due to growth in lower yielding investment securities.  The impact of this was partially offset by the significant increase in acquired loans due to the BancTrust acquisition, which had a higher yield as a result of the accounting treatment for acquired impaired loans, as well as lower deposit costs.

Average interest-earning assets for the first three months of 2013 were $9.432 billion, compared with $8.697 billion for the same time period in 2012, an increase of $735.5 million.  The growth in average earning assets was primarily due to an increase in average total securities and average acquired noncovered loans of $525.8 million and $510.7 million, respectively, during the first three months of 2013.  The increase in securities and acquired noncovered loans, which resulted primarily from the BancTrust acquisition, was partially offset by a decrease in average loans (including loans held for sale) of $272.8 million, or 4.5%, during the first three months of 2013.  The decrease in average total loans is primarily attributable to paydowns in 1-4 family mortgage loans.  During the first three months of 2013, interest on securities-taxable decreased $1.8 million, or 10.0%, as the yield on taxable securities decreased 80 basis points when compared with the same time period in 2012 due to the run-off of higher yielding securities replaced at lower yields.  During the first three months of 2013, interest and fees on LHFS and LHFI-FTE decreased $8.4 million, or 11.0%, due to lower average loan balances while the yield on loans fell to 4.76% compared to 5.07% during the same time period in 2012.  During the first three months of 2013, interest and fees on acquired loans increased $9.8 million due to higher average acquired loan balances while the yield on acquired loans fell to 8.93% compared to 12.36% during the same time period in 2012.  As a result of these factors, interest income-FTE decreased $430 thousand, or 0.4%, when the first three months of 2013 is compared with the same time period in 2012.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.60% for the first three months of 2012 to 4.26% for the same time period in 2013, a decrease of 34 basis points.

Average interest-bearing liabilities for the first three months of 2013 totaled $7.099 billion compared with $6.534 billion for the same time period in 2012, an increase of $565.1 million, or 8.6%.  Average interest-bearing deposits increased $732.5 million, or 12.4%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $167.4 million, or 26.4%.  The overall yield on interest-bearing liabilities declined 18 basis points when the first three months of 2013 is compared with the same time period in 2012, primarily due to a reduction in the costs of certificates of deposit and interest checking accounts.  As a result of these factors, total interest expense for the first three months of 2013 decreased $2.5 million, or 27.5%, when compared with the same time period in 2012.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended March 31,
	2013			2012

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$6,618	$4	0.25%	$9,568	$6	0.25%
Securities - taxable	2,884,683	16,539	2.33%	2,360,842	18,384	3.13%
Securities - nontaxable	184,421	2,018	4.44%	182,468	2,102	4.63%
Loans (including LHFS)	5,741,340	67,412	4.76%	6,014,133	75,781	5.07%
Acquired loans	580,458	12,782	8.93%	95,543	2,937	12.36%
Other earning assets	34,661	355	4.15%	34,102	330	3.89%
Total interest-earning assets	9,432,181	99,110	4.26%	8,696,656	99,540	4.60%
Cash and due from banks	270,740			232,139
Other assets	1,183,493			918,273
Allowance for loan losses	(86,447)			(92,062)
Total Assets	$10,799,967			$9,755,006

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,632,806	4,909	0.30%	$5,900,313	7,353	0.50%
Federal funds purchased and securities sold under repurchase agreements	266,958	81	0.12%	437,270	171	0.16%
Other borrowings	199,442	1,490	3.03%	196,495	1,414	2.89%
Total interest-bearing liabilities	7,099,206	6,480	0.37%	6,534,078	8,938	0.55%
Noninterest-bearing demand deposits	2,199,043			1,869,758
Other liabilities	176,210			122,668
Shareholders' equity	1,325,508			1,228,502
Total Liabilities and Shareholders' Equity	$10,799,967			$9,755,006

Net Interest Margin		92,630	3.98%		90,602	4.19%

Less tax equivalent adjustment		3,655			3,658

Net Interest Margin per Consolidated Statements of Income		$88,975			$86,944

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, LHFI, for the first three months of 2013 totaled a negative provision of $3.0 million, or -0.21% of average loans, compared with a positive provision of $3.3 million, or 0.22% of average loans, for the same time period in 2012.  Reduced loan provisioning during the first three months of 2013 was a result of decreased levels of criticized LHFI, a net-recovery position, adequate reserves established in prior years for both new and existing impaired LHFI, net loan risk rate upgrades and a smaller overall loan portfolio.

Provision for Loan Losses, LHFI
($ in thousands)	Three Months Ended March 31,
	2013	2012
Alabama	$676	$-
Florida	(3,675)	739
Mississippi (1)	(1,920)	4,152
Tennessee (2)	(378)	(29)
Texas	2,329	(1,569)
Total provision for loan losses, LHFI	$(2,968)	$3,293

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

Provision for Loan Losses, Acquired Loans

Provisions for loan losses, acquired loans are recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows. Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection. The provision for loan losses, acquired loans, is reflected as a valuation allowance netted against the carrying value of the acquired loans balance accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The provision for loan losses, acquired loans totaled a positive provision of $130 thousand for the first three months of 2013, compared with a negative provision of $194 thousand for the same time period in 2012. The increase in the provision for loan losses, acquired loans during the first three months of 2013 was a result of changes in expectations based on the periodic re-estimations performed during the period and does not include any impact from loans acquired in the BancTrust acquisition.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value and represents 33.2% and 33.0% of total revenue, before securities gains, net for the first three months of 2013 and 2012, respectively.  Total noninterest income before securities gains, net for the first three months of 2013 increased $1.4 million, or 3.3%, compared to the same time period in 2012.  The comparative components of noninterest income for the periods ended March 31, 2013 and 2012 are shown in the accompanying table:

Noninterest Income
($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$11,681	$12,211	$(530)	-4.3%
Mortgage banking, net	11,583	7,295	4,288	58.8%
Bank card and other fees	7,945	7,364	581	7.9%
Insurance commissions	7,242	6,606	636	9.6%
Wealth management	6,875	5,501	1,374	25.0%
Other, net	(1,191)	3,758	(4,949)	n/m
Total Noninterest Income before securities gains, net	44,135	42,735	1,400	3.3%
Securities gains, net	204	1,050	(846)	-80.6%
Total Noninterest Income	$44,339	$43,785	$554	1.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first three months of 2013 totaled $11.7 million, a decrease of $530 thousand from the same time period in 2012.  BancTrust contributed approximately $498 thousand of services charges on deposit accounts for the first three months of 2013.  Service charges on deposit accounts, excluding BancTrust, during the first three months of 2013 totaled $11.2 million, a decrease of $1.0 million from the same time period in 2012.  This decrease was primarily due to a decrease in non-sufficient funds/overdraft fees, excluding BancTrust, of approximately $744 thousand.  This decrease was a result of the modification to the processing sequence component of Trustmark’s overdraft programs, which became effective on October 1, 2012.  Management estimates this modification could reduce service charges included in noninterest income by approximately $3.0 million on an annual basis.

Mortgage Banking, Net

Net revenue from mortgage banking was $11.6 million during the first three months of 2013 compared with $7.3 million for the same time period in 2012, as shown in the accompanying table.  The $4.3 million increase in net revenue from mortgage banking was primarily due to a significant increase in gain on sales of loans, net during the period.  Loans serviced for others totaled $5.249 billion at March 31, 2013 compared with $4.643 billion at March 31, 2012.

The following table illustrates the components of mortgage banking revenue included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Mortgage servicing income, net	$4,267	$3,886	$381	9.8%
Change in fair value-MSR from runoff	(2,460)	(2,106)	(354)	-16.8%
Gain on sales of loans, net	10,165	6,469	3,696	57.1%
Other, net	(1,649)	64	(1,713)	n/m
Mortgage banking income before hedge ineffectiveness	10,323	8,313	2,010	24.2%
Change in fair value-MSR from market changes	1,127	248	879	n/m
Change in fair value of derivatives	133	(1,266)	1,399	n/m
Net positive (negative) hedge ineffectiveness	1,260	(1,018)	2,278	n/m
Mortgage banking, net	$11,583	$7,295	$4,288	58.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Representing a significant component of mortgage banking income is gain on the sales of loans, net which equaled $10.2 million during the first three months of 2013 compared with $6.5 million for the same time period in 2012.  The increase in the gain on sales of loans, net during the first three months of 2013 resulted from growth in loan sales and higher profit margins from secondary marketing activities.  Loan sales totaled $392.0 million during the first three months of 2013, an increase of $20.2 million when compared with the same time period in 2012.

During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $58.0 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $542 thousand, which is included in gain on sales of loans, net for the first three months of 2013.  For additional information, please see “Loans Held for Sale (LHFS)” included elsewhere in this report.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million for the three months ended March 31, 2013, compared to a net negative effectiveness of $1.0 million for the three months ended March 31, 2012.  The net positive ineffectiveness primarily resulted from the widening of the spread between primary mortgage rates and yields on the ten-year Treasury note as well as hedge income produced by a positively-sloped yield curve and net option premium.

Other mortgage banking income, net decreased by approximately $1.7 million when comparing the three months ended March 31, 2013 with the same period in 2012 and resulted primarily from a net valuation decrease in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Bank Card and Other Fees

Bank card and other fees totaled $7.9 million during the first three months of 2013 compared with $7.4 million for the same time period in 2012.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase was primarily the result of growth in fees earned on bank card products due to the BancTrust acquisition and income related to the commercial borrower hedge program.  For additional information on Trustmark’s commercial borrower hedge program, please see “Derivatives” included in Asset/Liability Management located elsewhere in this report.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2012, the annual measurement date, Trustmark had assets of less than $10.0 billion; therefore, no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to noninterest income is expected during 2013. However, following the closing of the merger with BancTrust on February 15, 2013, Trustmark had assets greater than $10.0 billion.  Trustmark therefore expects that it will have assets greater than $10.0 billion as of the December 31 measurement date in 2013 and will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule could reduce noninterest income by approximately $6.0 million to $8.0 million on an annual basis given Trustmark’s current debit card volumes.  Management is continuing to evaluate Trustmark’s product structure and services to offset the anticipated impact of the FRB final rule.

Insurance Commissions

Insurance commissions were $7.2 million during the first three months of 2013 compared with $6.6 million for the same time period in 2012.  The increase in insurance commissions experienced during the first three months of 2013 was primarily due to new business commission volume and increasing premium rates on commercial property and casualty policies and group health coverage.  Improvements in these business lines compensated for a small decline in personal and life insurance sales.  Downward rate pressures on insurable risks have begun to subside, with most lines experiencing price increases as renewals occur.  General business activity has improved slightly, resulting in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management income totaled $6.9 million for the first three months of 2013, an increase of $1.4 million when compared with $5.5 million for the same time period in 2012.  BancTrust contributed approximately $576 thousand of the increase for the first three months of 2013.  Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income, excluding BancTrust, was primarily attributable to investment advisory services and retirement plan services.  At March 31, 2013 and 2012, Trustmark held assets under management and administration of $7.515 billion and $7.553 billion and brokerage assets of $1.554 billion and $1.251 billion, respectively.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented:

Other Income, Net
($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,117)	$(1,422)	$(695)	-48.9%
Bargain purchase gain on acquisition	-	2,754	(2,754)	-100.0%
Decrease in FDIC indemnification asset	(1,365)	(81)	(1,284)	n/m
Other miscellaneous income	2,291	2,507	(216)	-8.6%
Total other, net	$(1,191)	$3,758	$(4,949)	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for the first three months of 2013 was a negative $1.2 million compared with a positive $3.8 million for the same time period in 2012.  The decrease of $4.9 million for the first three months of 2013 is primarily the result of the $1.4 million write-down of the FDIC indemnification asset during the first three months of 2013 and the nonrecurring bargain purchase gain of $2.8 million resulting from Trustmark’s acquisition of Bay Bank during the first quarter of 2012.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During the first three months of 2013, Trustmark sold approximately $38.3 million in available for sale securities, generating a gain of $204 thousand.  Similarly, during the first three months of 2012, Trustmark sold approximately $35.2 million in available for sale securities, generating a gain of $1.1 million.

Noninterest Expense

Trustmark’s noninterest expense for the first three months of 2013 increased $16.4 million, or 19.1%, when compared with the same time period in 2012.  Excluding BancTrust, noninterest expense for the first three months of 2013 increased $342 thousand, or 0.4%, when compared with the same time period in 2012.  The increase in noninterest expense during the first three months of 2013 was primarily attributable to BancTrust non-routine merger expenses of $9.4 million and BancTrust operating expenses of $6.7 million.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  The comparative components of noninterest expense for the periods ended March 31, 2013 and 2012 are shown in the accompanying table:

Noninterest Expense
($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Salaries and employee benefits	$53,592	$46,432	$7,160	15.4%
Services and fees	13,032	10,747	2,285	21.3%
Net occupancy-premises	5,955	4,938	1,017	20.6%
Equipment expense	5,674	4,912	762	15.5%
ORE/Foreclosure expense:
Writedowns	1,961	2,408	(447)	-18.6%
Carrying costs	1,859	1,494	365	24.4%
Total ORE/Foreclosure expense	3,820	3,902	(82)	-2.1%
FDIC assessment expense	2,021	1,775	246	13.9%
Other expense	18,051	13,068	4,983	38.1%
Total noninterest expense	$102,145	$85,774	$16,371	19.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $53.6 million for the first three months of 2013 compared with $46.4 million for the same time period in 2012.  This increase primarily reflects modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in incentives for mortgage loan originators as well as $4.9 million in additional salaries and employee benefits resulting from the BancTrust acquisition.  Salaries and employee benefits expense for BancTrust included non-routine merger expenses of $1.4 million for change in control and severance expense.

FDIC Assessment Expense

During the first three months of 2013, FDIC insurance expense increased $246 thousand, or 13.9% when compared with the same time period in 2012, primarily resulting from $366 thousand of additional fees for BancTrust, which was partially offset by the FDIC’s revised deposit insurance assessment methodology.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at December 31, 2012, Trustmark benefitted from the change in the assessment methodology during the first three months of 2013.  Trustmark had assets greater than $10.0 billion following the merger with BancTrust, and thus, will lose the benefit of this offset beginning in 2014.  Management estimates the change in the assessment methodology will have an immaterial impact on Trustmark’s results of operations.

Other Expense

Other noninterest expense consisted of the following for the periods presented:

Other Expense
($ in thousands)

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Loan expense	$2,995	$5,525	$(2,530)	-45.8%
Non-routine transaction expenses on acquisition	7,920	1,917	6,003	n/m
Amortization of intangibles	1,442	710	732	n/m
Other miscellaneous expense	5,694	4,916	778	15.8%
Total other expense	$18,051	$13,068	$4,983	38.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

During the first three months of 2013, other expenses increased $5.0 million, or 38.1%, compared to the same time period in 2012.  The growth in other expenses during the first three months of 2013 was primarily due to $7.9 million of non-routine merger expenses from the BancTrust acquisition which included $2.2 million of professional fees and $5.7 million of contract termination and other expenses. The increase in non-routine transaction expenses on acquisition were partially offset by a decrease in loan expenses that resulted from lower mortgage foreclosure expenses and mortgage loan putback expenses.

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

The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2013 were $590 thousand, compared to $1.9 million for the same time period in 2012.  At March 31, 2013, the reserve for mortgage loan servicing putback expenses totaled $7.3 million compared to $7.8 million at December 31, 2012.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking, Wealth Management and Insurance.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the three months ended March 31, 2013 and 2012.

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through approximately 220 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Trustmark’s acquisition of BancTrust contributed approximately $7.4 million to net interest income, $1.4 million to noninterest income and $16.0 million to noninterest expense of the General Banking Division during the three months ended March 31, 2013, which are also included in the current period balances shown in the following three paragraphs.

Net interest income for the three months ended March 31, 2013 increased $2.0 million when compared with the same time period in 2012. The growth in net interest income is mostly due to the significant increase in interest and fees on acquired loans due to the BancTrust acquisition as well as modest declines in the cost of interest-bearing deposits, partially offset by downward repricing of loans and securities.  The provision for loan losses, net for the three months ended March 31, 2013 totaled a negative $2.8 million compared to a positive $3.1 million for the same period in 2012, a decrease of $5.9 million.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI, and Provision for Loan Losses, Acquired Loans, located elsewhere in this report.

Noninterest income for the General Banking Division decreased by approximately $1.4 million during the first three months of 2013 compared to the same time period in 2012.  Noninterest income for the General Banking Division represents 25.6% of total revenues for the first three months of 2013 as opposed to 26.9% for the same time period in 2012, and includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division increased $15.2 million during the first three months of 2013 when compared with the same time period in 2012.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this document.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group and the Trust group are the primary service providers in this segment.  TIA, a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts.  During the third quarter of 2012, Trustmark completed the reorganization and sale of the Performance Funds by TIA to Federated and certain of Federated’s subsidiaries, pursuant to the terms of the definitive agreement between Federated, TIA and TNB. TIA no longer serves as investment advisor or custodian to the Performance Funds.

During the first three months of 2013, net income for the Wealth Management Division increased $638 thousand, or 78.3%, when compared to the same time period in 2012.  Noninterest income increased $1.3 million when the first three months of 2013 are compared to the same time period in 2012.  BancTrust contributed approximately $576 thousand of noninterest income to the Wealth Management Division for the first three months of 2013.    The increase in noninterest income, excluding BancTrust, was primarily attributable to investment advisory services and retirement plan services.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this report.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first three months of 2013, net income for the Insurance Division decreased $155 thousand, or 16.0%, when compared to the same time period in 2012.  Noninterest income increased $618 thousand when the first three months of 2013 are compared to the same time period in 2012.  The increase in noninterest income was due to expanded business development efforts as well as the continued firming of insurance rates.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this report.

Income Taxes

For the three months ended March 31, 2013, Trustmark’s combined effective tax rate was 26.9% compared to 27.6% for the same time period in 2012.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnership losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial net increase in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $9.432 billion, or 87.3% of total assets, at March 31, 2013, compared with $8.699 billion, or 88.7% of total assets, at December 31, 2012, an increase of $733.5 million, or 8.4%. Approximately $713.8 million of the increase in average earning assets was attributed to the BancTrust acquisition.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio increased to 4.4 years at March 31, 2013, compared to 3.7 years at December 31, 2012 primarily due to slower mortgage prepayment estimates.

When compared with December 31, 2012, total investment securities increased by $919.8 million during the first three months of 2013.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and pay-downs, as well as $470.8 million of securities attributable to the BancTrust acquisition.  During the first three months of 2013, Trustmark sold approximately $38.3 million in securities, generating a gain of $204 thousand, compared to $35.2 million sold during the first three months of 2012, which generated a gain of $1.1 million.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  At March 31, 2013, available for sale securities totaled $3.546 billion, which represented 98.0% of the securities portfolio, compared to $2.658 billion, or 98.4%, at December 31, 2012.  At March 31, 2013, unrealized gains, net on available for sale securities totaled $74.8 million compared with unrealized gains, net of $72.8 million at December 31, 2012.  At March 31, 2013, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2013, held to maturity securities totaled $73.7 million and represented 2.0% of the total securities portfolio, compared with $42.2 million, or 1.6%, at December 31, 2012.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 92% of the portfolio in GSE-backed obligations and other Aaa rated securities as determined by Moody’s.  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of membership in the Federal Home Loan Bank of Dallas, Federal Home Loan Bank of Atlanta and Federal Reserve Bank, Trustmark does not hold any equity investment in any GSE.

As of March 31, 2013, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at March 31, 2013:

Securities Portfolio by Credit Rating (1)
($ in thousands)

	March 31, 2013
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$3,221,156	92.8%	$3,282,948	92.6%
Aa1 to Aa3	141,197	4.1%	149,356	4.2%
A1 to A3	12,160	0.3%	12,906	0.4%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	96,771	2.8%	100,873	2.8%
Total securities available for sale	$3,471,284	100.0%	$3,546,083	100.0%

Securities Held to Maturity
Aaa	$40,595	55.1%	$40,967	52.5%
Aa1 to Aa3	21,660	29.4%	25,163	32.2%
A1 to A3	1,224	1.7%	1,267	1.6%
Baa1 to Baa3	331	0.4%	355	0.5%
Not Rated (2)	9,856	13.4%	10,344	13.2%
Total securities held to maturity	$73,666	100.0%	$78,096	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category.  At March 31, 2013, approximately 92.6% of the available for sale securities were rated Aaa and the same is true with respect to 55.1% of held to maturity securities, which are carried at amortized cost.

Loans Held for Sale (LHFS)

At March 31, 2013, LHFS totaled $207.8 million, consisting of $188.6 million of residential real estate mortgage loans in the process of being sold to third parties and $19.1 million of GNMA optional repurchase loans.  At December 31, 2012, LHFS totaled $258.0 million, consisting of $198.2 million in residential real estate mortgage loans in the process of being sold to third parties and $59.8 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as LHFS, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $58.0 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $542 thousand, which is included in gain on sales of loans, net for the first three months of 2013.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2012.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at March 31, 2013 totaled $5.474 billion compared to $5.593 billion at December 31, 2012, a decrease of $118.4 million.  These declines are directly attributable to paydowns in 1-4 family mortgage loans as well as the decision in prior years to discontinue indirect consumer auto loan financing.  The 1-4 family mortgage loan portfolio decline of $124.6 million was due to paydowns in the portfolio since December 31, 2012, as many customers continued to take advantage of opportunities to refinance existing mortgages at historically low interest rates.  Trustmark has elected to sell the vast majority of these lower rate longer term mortgage loans in the secondary market rather than replacing the runoff in this portfolio.  Based on the interest rate spread, Management felt it was more profitable to sell these lower rate longer term mortgage loans than to record the loans on the balance sheet and add liquidity and interest rate risk.  The consumer loan portfolio decrease of $11.4 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect auto portfolio balance at March 31, 2013 was $16.7 million compared with $25.5 million at December 31, 2012.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented:

LHFI by Type
($ in thousands)

	March 31,	December 31,
	2013	2012
Loans secured by real estate:
Construction, land development and other land loans	$485,419	$468,975
Secured by 1- 4 family residential properties	1,372,901	1,497,480
Secured by nonfarm, nonresidential properties	1,385,669	1,410,264
Other	174,680	189,949
Commercial and industrial loans	1,206,851	1,169,513
Consumer loans	160,253	171,660
Other loans	688,623	684,913
LHFI	5,474,396	5,592,754
Less allowance for loan losses, LHFI	76,900	78,738
Net LHFI	$5,397,496	$5,514,016

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

The LHFI composition by region at March 31, 2013 is illustrated in the following tables and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	March 31, 2013
LHFI Composition by Region (1)	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$485,419	$2,540	$84,686	$246,754	$43,266	$108,173
Secured by 1-4 family residential properties	1,372,901	613	49,380	1,161,420	138,571	22,917
Secured by nonfarm, nonresidential properties	1,385,669	2,603	144,339	746,474	162,217	330,036
Other	174,680	3,200	6,217	131,678	5,961	27,624
Commercial and industrial loans	1,206,851	6,191	12,711	813,092	98,209	276,648
Consumer loans	160,253	2,749	2,099	134,163	18,018	3,224
Other loans	688,623	2,246	24,392	562,682	33,835	65,468
LHFI	$5,474,396	$20,142	$323,824	$3,796,263	$500,077	$834,090

Construction, Land Development and Other Land Loans by Region (1)
Lots	$50,532	$23	$32,081	$14,586	$1,202	$2,640
Development	80,771	188	9,457	47,150	4,436	19,540
Unimproved land	145,466	1,956	40,248	61,215	16,406	25,641
1-4 family construction	76,738	328	2,304	55,772	1,023	17,311
Other construction	131,912	45	596	68,031	20,199	43,041
Construction, land development and other land loans	$485,419	$2,540	$84,686	$246,754	$43,266	$108,173

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$157,141	$-	$41,108	$62,068	$22,836	$31,129
Office	159,386	-	37,048	83,666	8,452	30,220
Nursing homes/assisted living	98,842	-	-	90,576	3,957	4,309
Hotel/motel	62,254	-	391	27,077	25,451	9,335
Industrial	60,349	-	8,931	14,111	375	36,932
Health care	17,488	-	-	10,144	121	7,223
Convenience stores	8,660	-	-	4,776	1,393	2,491
Other	137,901	995	14,209	68,543	5,036	49,118
Total income producing loans	702,021	995	101,687	360,961	67,621	170,757

Owner-occupied:
Office	107,049	-	14,146	65,372	4,068	23,463
Churches	78,573	-	3,117	43,684	26,807	4,965
Industrial warehouses	91,497	-	1,312	42,958	3,012	44,215
Health care	107,527	-	14,203	62,078	15,650	15,596
Convenience stores	62,072	-	1,723	36,561	3,843	19,945
Retail	37,472	-	3,713	25,793	3,087	4,879
Restaurants	31,619	-	963	24,189	4,682	1,785
Auto dealerships	14,099	-	395	11,837	1,812	55
Other	153,740	1,608	3,080	73,041	31,635	44,376
Total owner-occupied loans	683,648	1,608	42,652	385,513	94,596	159,279
Loans secured by nonfarm, nonresidential properties	$1,385,669	$2,603	$144,339	$746,474	$162,217	$330,036

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At March 31, 2013, Trustmark held “alt A” mortgages with an aggregate principal balance of $2.8 million (0.08% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

Trustmark’s allowance for loan loss methodology segregates the commercial purpose and commercial construction loan portfolios into nine separate loan types (or pools) which have similar characteristics such as repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 450 risk rate factors for commercial loan types.  The nine separate pools are shown below:

Commercial Purpose Loans
•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction Loans
•	1 to 4 Family
•	Non-1 to 4 Family

The quantitative factors of the allowance methodology reflect a twelve-quarter rolling average of net charge-offs, one quarter in arrears, by loan type within each key market region.  This allows for a greater sensitivity to current trends, such as economic changes, as well as current loss profiles and creates a more accurate depiction of historical losses.

During the fourth quarter of 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The change in the quantitative methodology allows the bank to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allows for a greater sensitivity to current trends such as economic and performance changes, which includes current loss profiles, and creates a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties are being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded during the fourth quarter of 2012 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

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

At March 31, 2013, the allowance for loan losses, LHFI, was $76.9 million, a decrease of $1.8 million when compared with December 31, 2012.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at March 31, 2013, was 145.8%, compared to 174.5% at December 31, 2012.  Allocation of Trustmark’s $76.9 million allowance for loan losses, LHFI, represented 1.56% of commercial LHFI and 0.98% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.40% as of March 31, 2013.  This compares with an allowance to total LHFI of 1.41% at December 31, 2012, which was allocated to commercial LHFI at 1.59% and to consumer and mortgage LHFI at 0.97%.

Recoveries exceeded charge-offs for the first three months of 2013 resulting in a net recovery of $1.1 million, or -0.08% of average LHFI, compared to net charge-offs of $1.9 million, or 0.13% of average LHFI, during the same time period in 2012.  Florida and Mississippi had the highest recoveries, which totaled $2.1 million and $1.9 million, respectively, for the first three months of 2013.  The increase in net recoveries can be primarily attributed to impaired LHFI paid off in excess of the book value, which is net of previous charge-downs.  The net charge-offs exceeded the provision for Tennessee for the first three months of 2013 because a large portion of charge-offs had been fully reserved in prior periods.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs (1)
($ in thousands)	Three Months Ended March 31,
	2013	2012
Alabama	$11	$-
Florida	(849)	1,495
Mississippi (2)	(290)	251
Tennessee (3)	249	223
Texas	(251)	(37)
Total net (recoveries) charge-offs	$(1,130)	$1,932

(1) - Excludes Acquired Loans
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged-off.  Commercial purpose loans are charged-off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted or an impairment evaluation indicates that a value adjustment is necessary.  Consumer loans secured by 1-4 family residential real estate are generally charged-off or written down when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell.  Non-real estate consumer purpose loans, including both secured and unsecured, are generally charged-off in full during the month in which the loan becomes 120 days past due.  Credit card loans are generally charged-off in full when the loan becomes 180 days past due.

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets, excluding acquired loans and covered other real estate, totaled $201.7 million at March 31, 2013, an increase of $41.2 million relative to December 31, 2012.  Collectively, total nonperforming assets to total nonacquired loans and noncovered other real estate at March 31, 2013 was 3.48% compared to 2.71% at December 31, 2012.  During the first three months of 2013, nonperforming loans increased $959 thousand, or 1.2%, relative to December 31, 2012 to total $83.3 million, or 1.47% of total LHFI and LHFS.  Foreclosed real estate, excluding covered other real estate, increased $40.2 million since December 31, 2012 to total $118.4 million, of which $41.2 million was attributable to the BancTrust acquisition.

Nonperforming Assets (1)
($ in thousands)
	March 31, 2013	December 31, 2012
Nonaccrual loans
Alabama	$-	$-
Florida	14,046	19,314
Mississippi (2)	46,697	38,960
Tennessee (3)	4,877	8,401
Texas	17,702	15,688
Total nonaccrual loans	83,322	82,363
Other real estate
Alabama	28,870	-
Florida	30,662	18,569
Mississippi (2)	26,457	27,771
Tennessee (3)	18,339	17,589
Texas	14,078	14,260
Total other real estate	118,406	78,189
Total nonperforming assets	$201,728	$160,552

Nonperforming assets/total loans (including loans held for sale) and ORE	3.48%	2.71%

Loans Past Due 90 days or more and still Accruing
Loans held for investment	$2,772	$6,378

Serviced GNMA loans eligible for repurchase (4)	$4,469	$43,073

(1) - Excludes Acquired Loans and Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4) - No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

The following table illustrates nonaccrual LHFI by loan type for the periods presented:

Nonaccrual LHFI by Loan Type (1)
($ in thousands)

	March 31, 2013	December 31, 2012
Construction, land development and other land loans	$24,443	$27,105
Secured by 1-4 family residential properties	27,149	27,114
Secured by nonfarm, nonresidential properties	17,880	18,289
Other loans secured by real estate	1,040	3,956
Commercial and industrial	9,053	4,741
Consumer loans	277	360
Other loans	3,480	798
Total Nonaccrual LHFI by Type	$83,322	$82,363

(1) - Excludes Acquired Loans

Other real estate, excluding covered other real estate, includes assets that have been acquired through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At March 31, 2013, total other real estate, excluding covered other real estate, was $118.4 million an increase of $40.2 million when compared with December 31, 2012.  The BancTrust acquisition contributed $41.2 million of the increase in other real estate, excluding covered other real estate.  Excluding other real estate acquired in the BancTrust merger, other real estate, excluding covered other real estate, declined $951 thousand when compared with December 31, 2012.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented:

Other Real Estate by Property Type (1)
($ in thousands)

	March 31, 2013	December 31, 2012
Construction, land development and other land properties	$65,664	$46,957
1-4 family residential properties	12,396	8,134
Nonfarm, nonresidential properties	37,746	22,760
Other real estate properties	2,600	338
Total other real estate, excluding covered other real estate	$118,406	$78,189

(1) - Excludes Covered Other Real Estate

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an ORE specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  Writedowns of other real estate, excluding covered other real estate, decreased $807 thousand during the first three months of 2013 compared to the same time period in 2012.  The decrease in other real estate writedowns is a result of stabilizing property values and adequate reserves established in prior periods.

The following table illustrates writedowns of other real estate by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)	Three Months Ended March 31,
	2013	2012
Alabama	$-	$-
Florida	137	1,916
Mississippi (2)	284	(32)
Tennessee (3)	1,004	273
Texas	176	251
Total other real estate	$1,601	$2,408

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following:

Acquired Loans
($ in thousands)

	March 31, 2013		December 31, 2012
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$3,875	$138,442	$3,924	$10,056
Secured by 1-4 family residential properties	20,980	209,658	23,990	19,404
Secured by nonfarm, nonresidential properties	17,355	339,953	18,407	45,649
Other	3,365	32,208	3,567	669
Commercial and industrial loans	648	235,286	747	3,035
Consumer loans	179	32,694	177	2,610
Other loans	1,187	14,886	1,229	100
Acquired loans	47,589	1,003,127	52,041	81,523
Less allowance for loan losses, acquired loans	4,497	1,961	4,190	1,885
Net acquired loans	$43,092	$1,001,166	$47,851	$79,638

On February 15, 2013, Trustmark completed its merger with BancTrust.  Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” except for $154.8 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2013 and is expected to be finalized during the second quarter of 2013.

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30, except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines and commercial leases are excluded from acquired impaired loan accounting requirements.  Trustmark acquired $154.8 million of revolving credit agreements and commercial leases, at fair value, in the BancTrust acquisition and $5.9 million of revolving credit agreements, at fair value, in the Bay Bank acquisition, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such acquired loans in accordance with accounting requirements for acquired nonimpaired loans.

The following table illustrates changes in the carrying value of the acquired loans for the periods presented:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2012	$72,131	$4,171	$4,350	$13
Loans acquired (2)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (3)	-	-	796,172	154,839
Accretion to interest income (4)	1,516	156	6,301	453
Payments received, net	(5,801)	(370)	(33,477)	(1,700)
Other	76	(29)	(1,024)	40
Less allowance for loan losses, acquired loans	(307)	-	(76)	-
Carrying value, net at March 31, 2013	$40,875	$2,217	$840,838	$160,328

(1) Acquired nonimpaired loans consist of revolving credit agreements that are not in scope for FASB ASC Topic 310-30.
(2) Fair value of loans acquired from Bay Bank on March 16, 2012.
(3) Fair value of loans acquired from BancTrust on February 15, 2013.
(4) Accretion to interest income for BancTrust since acquisition at February 15, 2013 is considered immaterial.

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition, such as the Heritage Banking Group (Heritage) acquisition, that is subject to a FDIC loss-share agreement is referred to as covered other real estate and reported separately in Trustmark’s consolidated balance sheets.  Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC.  Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value.

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

Covered other real estate by type of property consisted of the following for the periods presented:

Covered Other Real Estate by Property Type
($ in thousands)

	March 31,	December 31,
	2013	2012
Construction, land development and other land properties	$897	$1,284
1-4 family residential properties	1,661	1,306
Nonfarm, nonresidential properties	3,264	3,151
Other real estate properties	57	-
Total covered other real estate	$5,879	$5,741

For the three months ended March 31, 2013, changes and (losses) gains, net on covered other real estate were as follows:

Change in Covered Other Real Estate
($ in thousands)

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$5,741	$6,331
Transfers from covered loans	947	144
FASB ASC 310-30 adjustment for the residual recorded investment	(246)	(10)
Net transfers from covered loans	701	134
Disposals	(203)	(518)
Writedowns	(360)	(123)
Balance at end of period	$5,879	$5,824

(Loss) gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(59)	$158

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

In October 2012, FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice regarding how to account for the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  ASU 2012-06 requires that the indemnification asset be measured subsequently on the same basis as the indemnified assets and, if the effect of the change in the cash flows expected to be collected on an indemnification asset must be amortized, the amortization period is limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified asset.

Trustmark has accounted for the FDIC indemnification asset using the “collectibility method,” which recognized write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of the acquired covered loans, pay-offs of acquired covered loans, sales of covered other real estate, or reductions in FDIC loss claims immediately in noninterest income.  Under ASU 2012-06, write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans will be recognized over the lesser of the remaining life or contractual period of the acquired covered loan by a yield adjustment on the accretion of the discount basis of the FDIC indemnification asset. All other valuation changes of the FDIC indemnification asset (i.e., pay-offs of acquired covered loans, sales of covered other real estate, and reductions of FDIC loss claims) will continue to be accounted for under the “collectibility method.”

The amendments in ASU 2012-06 are effective prospectively for interim and annual periods beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of this change in accounting principle was immaterial to Trustmark’s consolidated financial statements for the first three months of 2013.

Trustmark periodically re-estimates the expected cash flows on the acquired loans as required by FASB ASC Topic 310-30.  For the first three months of 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans.  The improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  During the first three months of 2013, other income included a write-down of the FDIC indemnification asset of $1.4 million on acquired covered loans as a result of loan pay offs, improved cash flow projections and lower loss expectations for loan pools. Trustmark did not re-estimate the expected cash flows on the acquired loans during the first three months of 2012.

The following table illustrates changes in the FDIC indemnification asset for the periods presented:

FDIC Indemnification Asset
($ in thousands)

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$21,774	$28,348
Accretion	54	65
Transfers to FDIC claims receivable	(270)	-
Change in expected cash flows (1)	(1,335)	(93)
Change in FDIC true-up provision	(25)	(60)
Balance at end of period	$20,198	$28,260

(1)
The decrease during the first three months of 2013 was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans. Amount does not reflect adoption of ASU 2012-06, which was immaterial for the first three months of 2013.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.1 million at both March 31, 2013 and December 31, 2012.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $5.9 million at March 31, 2013, a decrease of $1.1 million when compared with December 31, 2012.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Average other earning assets totaled $34.7 million at March 31, 2013, compared with $31.2 million at December 31, 2012, an increase of $3.5 million, or 11.2%, of which $1.2 million was attributable to the BancTrust acquisition.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.909 billion at March 31, 2013, compared with $7.897 billion at December 31, 2012, an increase of $2.013 billion, or 25.5%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $280.1 million and $1.733 billion, respectively.  The BancTrust acquisition contributed $315.8 million of noninterest-bearing deposits and $1.410 billion of interest-bearing deposits at March 31, 2013.  Excluding BancTrust, deposit growth was driven by an increase in interest-bearing deposits of $322.6 million, which was partially offset by a decline in noninterest-bearing deposits of $35.7 million.  The decline in noninterest-bearing deposits was primarily the result of public deposit account relationships moving balances from noninterest-bearing to interest-bearing accounts.  The increase in interest-bearing deposits resulted primarily from seasonal increases in public deposits and growth in money market accounts. However, time deposit account balances, excluding BancTrust, declined by $52.2 million as Trustmark continued its efforts to reduce high-cost deposit balances.  A portion of the decline in time deposit balances was offset by the growth in money market balances due to customer preference for liquidity in today’s interest rate environment.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and GNMA optional repurchase loans.  Short-term borrowings totaled $266.1 million at March 31, 2013, a decrease of $109.7 million when compared with $375.7 million at December 31, 2012.  Of these amounts, $219.6 million and $285.1 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The decrease in short-term borrowings resulted primarily from declines in federal funds purchased and securities sold under repurchase agreements of $58.5 million and $10.6 million, respectively, as funding pressures lessened due to strong deposit growth.  In addition, Trustmark exercised its option to repurchase approximately $58.0 million delinquent loans serviced for GNMA during the first quarter of 2013.  These loans were subsequently sold to a third party under different repurchase provisions.  As a result of this repurchase and sale, the loans are no longer carried as LHFS with the offsetting amount in short-term borrowings.  For additional information, please see “Loans Held for Sale (LHFS)” included elsewhere in this report.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has also entered the active discovery stage.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a loss in any such case is not probable at this time, and thus no accrual is required under FASB Accounting Standards Codification Topic 450-20 (ASC 450).  In addition, given the preliminary nature of these matters and the lack of any quantification by plaintiffs of the relief being sought, to the extent that a loss in any such matter may be viewed as reasonably possible under ASC 450, it is not possible at this time to provide an estimate of any such possible loss (or range of possible loss) for any such matter.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2013 and 2012, Trustmark had commitments to extend credit of $2.091 billion and $1.683 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At March 31, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $156.1 million and $161.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years.  Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2012.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  Other than the contractual obligations associated with the BancTrust acquisition, there have been no material changes since year-end.

Capital Resources

At March 31, 2013, Trustmark’s total shareholders’ equity was $1.353 billion, an increase of $65.6 million from its level at December 31, 2012.  During the first three months of 2013, shareholders’ equity increased primarily as a result of net income of $24.9 million and the $53.5 million of common stock issued in the BancTrust acquisition, and was offset by common stock dividends of $15.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities, protect the balance sheet against sudden adverse market conditions while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of March 31, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at March 31, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2013, which Management believes have affected TNB's present classification.

In addition, during 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  Trustmark also acquired $33.0 million of trust preferred securities in the BancTrust merger but has received regulatory approval to redeem the full amount of these securities as soon as contractually allowable.  For so long as Trustmark’s assets are less than $15 billion, Trustmark will continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I as Tier 1 capital under the Dodd-Frank provisions.

Regulatory Capital Table
($ in thousands)

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,133,455	14.36%	$631,326	8.00%	n/a	n/a
Trustmark National Bank	1,056,721	13.52%	625,446	8.00%	$781,807	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,020,170	12.93%	$315,663	4.00%	n/a	n/a
Trustmark National Bank	945,910	12.10%	312,723	4.00%	$469,084	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,020,170	9.83%	$311,397	3.00%	n/a	n/a
Trustmark National Bank	945,910	9.23%	307,596	3.00%	$512,660	5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/a	n/a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/a	n/a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/a	n/a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974	5.00%

The data under the column “Actual Regulatory Capital” at March 31, 2013 in the foregoing table are lower than the data included by Trustmark in its Current Report on Form 8-K (under Item 2.02 thereof) that was furnished to the SEC on April 23, 2013.  The revisions correct an error, discovered by Trustmark, that occurred in the application of a disallowance of a portion of the total deferred tax assets from inclusion in the calculation of these regulatory capital ratios.  The disallowance was the result of an increase in total deferred tax assets due to the BancTrust acquisition and reduces the regulatory capital ratios by amounts that range from 11 basis points to 16 basis points, which Management believes are, in each case, immaterial.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2013 and 2012 were $0.23.  Trustmark’s indicated dividend for 2013 is $0.92 per common share, which is the same as dividends per common share in 2012.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $8.832 billion for the first three months of 2013 and represented approximately 81.8% of average liabilities and shareholders’ equity when compared to average deposits of $7.770 billion, which represented 79.7% of average liabilities and shareholders’ equity for the same time period in 2012.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2013, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $34.5 million compared to $42.9 million at December 31, 2012.  At both March 31, 2013 and December 31, 2012, Trustmark had $49.9 million in term fixed-rate brokered CDs outstanding.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.  At March 31, 2013, Trustmark had $34.7 million of reciprocal CDARS time deposits, which were acquired in the BancTrust merger.

At March 31, 2013, Trustmark had no upstream federal funds purchased, compared to $68.0 million at December 31, 2012.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided no advances at March 31, 2013 or December 31, 2012.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances by $1.830 billion at March 31, 2013.  At March 31, 2013, Trustmark had $11.0 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At March 31, 2013, Trustmark had approximately $677.1 million available in repurchase agreement capacity compared to $467.0 million at December 31, 2012.  The increase in the repurchase agreement capacity at March 31, 2013, was due to the increase in Trustmark’s unencumbered investment portfolio.

Another borrowing source is the Discount Window.  At March 31, 2013, Trustmark had approximately $849.6 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $798.2 million at December 31, 2012.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At March 31, 2013, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

BancTrust Trust I and BancTrust Trust II are trust affiliates acquired as a result of Trustmark’s acquisition of BancTrust on February 15, 2013.  BancTrust Trust I was formed in 2003 to facilitate the issuance of $18.0 million trust preferred securities.  The trust preferred securities mature in 2034 and are redeemable at Trustmark’s option at any time.  BancTrust Trust II was formed in 2006 to facilitate the issuance of $15.0 million in trust preferred securities.  The trust preferred securities mature in 2037 and are redeemable at Trustmark’s option at any time.  Trustmark received regulatory approval to redeem the full amount of trust preferred securities acquired in the BancTrust merger.  Trustmark redeemed the $15.0 million of trust preferred securities issued by BancTrust Trust II on April 29, 2013.  Trustmark has given notice of its intent to redeem the $18.0 million of trust preferred securities issued by BancTrust Trust I in June 2013.

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At March 31, 2013, Trustmark had $56.5 million in Eurodollar deposits outstanding, compared to $75.0 million at December 31, 2012.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2013, Trustmark had no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $472.6 million at March 31, 2013, with a positive valuation adjustment of $1.1 million, compared to $497.2 million, with a positive valuation adjustment of $1.5 million as of December 31, 2012.  The decline during the first three months of 2013 was due to declining mortgage loan refinancing activity, following an extended low mortgage rate environment.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that offsets the changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million for the three months ended March 31, 2013, compared to a net negative ineffectiveness of $1.0 million for the three months ended March 31, 2012.  The net positive ineffectiveness is primarily the result of the spread widening between primary mortgage rates and yields on the ten-year Treasury note.

Trustmark offers certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because the derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of March 31, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $367.0 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.0 million compared to $5.4 million as of December 31, 2012.  As of March 31, 2013, Trustmark had posted collateral with a market value of $1.3 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of March 31, 2013 and December 31, 2012, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $10.0 million and $10.1 million, respectively. The fair values of these risk participation agreements were immaterial at March 31, 2013.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may decrease 1.1% and 1.7% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at March 31, 2013 and 2012, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at March 31, 2013, it is estimated that net interest income may decrease by 4.5% compared to a 4.8% decrease at March 31, 2012.  At March 31, 2013 and 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at March 31, 2013 and 2012:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2013	2012
Change in Interest Rates
+200 basis points	-1.1%	-1.7%
+100 basis points	-0.9%	-0.8%
-100 basis points	-4.5%	-4.8%

As shown in the table above, the interest rate shocks for the first three months of 2013 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2013 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of March 31, 2013, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 1.7%, compared to a net portfolio value increase of 3.1% in March 31, 2012.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 2.8% at March 31, 2013, compared to a decline of 6.5% at March 31, 2012.  At March 31, 2013 and 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various rate shifts would have on net portfolio value at March 31, 2013 and 2012:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2013	2012
Change in Interest Rates
+200 basis points	1.7%	3.1%
+100 basis points	1.8%	3.3%
-100 basis points	-2.8%	-6.5%

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

At March 31, 2013, the MSR fair value was approximately $50.9 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2013, would be a decline in fair value of approximately $2.2 million and $1.4 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  Issued in February 2013, ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on net income line items only for those items that are reported in their entirety in net income in the period of reclassification.  For these items, entities are required to disclose the effect of the reclassification on each line item of net income that is affected by the reclassification adjustment.  For items that are not reclassified in their entirety into net income, an entity is required to add a cross-reference to the note that includes additional information about the effect of the reclassification.  For entities that only have reclassifications into net income in their entirety, this information may be presented either in the notes or parenthetically on the face of the statement that reports net income as long as the required information is reported in a single location.  Entities that have one or more reclassification items that are not presented in their entirety in net income in the period of reclassification must present this information in the notes to the financial statements.  ASU 2013-02 became effective for Trustmark’s financial statements on January 1, 2013, and the adoption did not have a significant impact to Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 15 – Shareholders’ Equity.

ASU 2013-01. “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  Issued in January 2013, ASU 2013-01 clarifies that the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” applies to derivatives accounted for in accordance with FASB ASC Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreements.  ASU 2013-01 became effective for Trustmark’s financial statements on January 1, 2013, and the adoption did not have a significant impact to Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 17 – Derivatives.

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of the adoption of ASU 2012-06 did not have a significant impact on Trustmark’s consolidated financial statements.  See Note 8 – FDIC Indemnification Asset for additional information.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” Issued in July 2012, ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets other than goodwill for impairment.  Under the revised guidance, entities testing indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step 1 of the indefinite-lived intangible assets impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  The ASU does not change how indefinite-lived intangible assets are calculated or assigned to reporting units, nor does it revise the requirement to test indefinite-lived intangible assets annually for impairment.  In addition, the ASU does not amend the requirement to test indefinite-lived intangible assets for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  The amendments of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  ASU 2012-02 became effect for Trustmark as of January 1, 2013.  As Trustmark does not have any indefinite-lived intangible assets other than goodwill, the adoption of ASU 2012-02 had no impact on Trustmark’s consolidated financial statements.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints are largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  That motion is pending for decision.  Trustmark has filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has also entered the active discovery stage.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a loss in any such case is not probable at this time, and thus no accrual is required under FASB Accounting Standards Codification Topic 450-20 (ASC 450).  In addition, given the preliminary nature of these matters and the lack of any quantification by plaintiffs of the relief being sought, to the extent that a loss in any such matter may be viewed as reasonably possible under ASC 450, it is not possible at this time to provide an estimate of any such possible loss (or range of possible loss) for any such matter.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the first quarter of 2013.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE: May 8, 2013		DATE: May 8, 2013