Form 10-Q
period 2013-06-30
TRUSTMARK CORP
filed 2013-08-07
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, there were 67,181,325 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of the European financial crisis on the U.S. economy and the markets we serve, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks (noninterest-bearing)	$301,532	$231,489
Federal funds sold and securities purchased under reverse repurchase agreements	7,869	7,046
Securities available for sale (at fair value)	3,511,683	2,657,745
Securities held to maturity (fair value: $71,933-2013; $46,888-2012)	70,338	42,188
Loans held for sale (LHFS)	202,699	257,986
Loans held for investment (LHFI)	5,577,382	5,592,754
Less allowance for loan losses, LHFI	72,825	78,738
Net LHFI	5,504,557	5,514,016
Acquired loans:
Noncovered loans	922,453	81,523
Covered loans	40,820	52,041
Less allowance for loan losses, acquired loans	2,690	6,075
Net acquired loans	960,583	127,489
Net LHFI and acquired loans	6,465,140	5,641,505
Premises and equipment, net	210,845	154,841
Mortgage servicing rights	60,380	47,341
Goodwill	368,315	291,104
Identifiable intangible assets	46,889	17,306
Other real estate, excluding covered other real estate	117,712	78,189
Covered other real estate	5,147	5,741
FDIC indemnification asset	17,342	21,774
Other assets	477,421	374,412
Total Assets	$11,863,312	$9,828,667

Liabilities
Deposits:
Noninterest-bearing	$2,520,895	$2,254,211
Interest-bearing	7,296,697	5,642,306
Total deposits	9,817,592	7,896,517
Federal funds purchased and securities sold under repurchase agreements	374,021	288,829
Short-term borrowings	56,645	86,920
Long-term FHLB advances	8,679	-
Subordinated notes	49,888	49,871
Junior subordinated debt securities	61,856	61,856
Other liabilities	167,812	157,305
Total Liabilities	10,536,493	8,541,298

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,163,195 shares - 2013; 64,820,414 shares - 2012	13,994	13,506
Capital surplus	342,359	285,905
Retained earnings	1,006,554	984,563
Accumulated other comprehensive (loss) income, net of tax	(36,088)	3,395
Total Shareholders' Equity	1,326,819	1,287,369
Total Liabilities and Shareholders' Equity	$11,863,312	$9,828,667

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on LHFI & LHFS	$64,706	$70,268	$129,169	$143,127
Interest and fees on acquired loans	20,987	5,097	33,769	8,034
Interest on securities:
Taxable	18,547	17,352	35,086	35,736
Tax exempt	1,283	1,356	2,595	2,722
Interest on federal funds sold and securities purchased under reverse repurchase agreements	5	5	9	11
Other interest income	372	336	727	666
Total Interest Income	105,900	94,414	201,355	190,296

Interest Expense
Interest on deposits	5,071	6,465	9,980	13,818
Interest on federal funds purchased and securities sold under repurchase agreements	88	142	169	313
Other interest expense	1,513	1,359	3,003	2,773
Total Interest Expense	6,672	7,966	13,152	16,904
Net Interest Income	99,228	86,448	188,203	173,392
Provision for loan losses, LHFI	(4,846)	650	(7,814)	3,943
Provision for loan losses, acquired loans	(1,552)	1,672	(1,422)	1,478
Net Interest Income After Provision for Loan Losses	105,626	84,126	197,439	167,971

Noninterest Income
Service charges on deposit accounts	12,929	12,614	24,610	24,825
Bank card and other fees	9,507	8,179	17,452	15,543
Mortgage banking, net	8,295	11,184	19,878	18,479
Insurance commissions	8,014	7,179	15,256	13,785
Wealth management	6,940	5,762	13,815	11,263
Other, net	(2,145)	(1,150)	(3,336)	2,608
Security gains (losses), net	174	(8)	378	1,042
Total Noninterest Income	43,714	43,760	88,053	87,545

Noninterest Expense
Salaries and employee benefits	55,405	46,959	108,997	93,391
Services and fees	12,816	11,750	25,848	22,497
Net occupancy - premises	6,703	4,954	12,658	9,892
Equipment expense	6,193	5,183	11,867	10,095
ORE/Foreclosure expense	5,131	2,388	8,951	6,290
FDIC assessment expense	2,376	1,826	4,397	3,601
Other expense	18,571	14,899	36,622	27,967
Total Noninterest Expense	107,195	87,959	209,340	173,733
Income Before Income Taxes	42,145	39,927	76,152	81,783
Income taxes	11,024	10,578	20,165	22,114
Net Income	$31,121	$29,349	$55,987	$59,669

Earnings Per Common Share
Basic	$0.46	$0.45	$0.84	$0.92

Diluted	$0.46	$0.45	$0.84	$0.92

Dividends Per Common Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income per consolidated statements of income	$31,121	$29,349	$55,987	$59,669
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(44,515)	1,132	(43,135)	(784)
Less: adjustment for net (gains) losses realized in net income	(107)	5	(233)	(643)
Pension and other postretirement benefit plans:
Change in the net actuarial loss during the period	1,371	980	2,431	1,960
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	1,454	-	1,454	-
Other comprehensive (loss) income, net of tax	(41,797)	2,117	(39,483)	533
Comprehensive (loss) income	$(10,676)	$31,466	$16,504	$60,202

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2013	2012
Balance, January 1,	$1,287,369	$1,215,037
Net income per consolidated statements of income	55,987	59,669
Other comprehensive (loss) income	(39,483)	533
Common stock dividends paid	(31,108)	(29,921)
Common stock issued-net, long-term incentive plans:
Stock options	381	184
Restricted stock	(949)	(1,197)
Excess tax benefit from stock-based compensation arrangements	(747)	49
Compensation expense, long-term incentive plans	1,874	2,141
Common stock issued, business combinations	53,495	12,000
Balance, June 30,	$1,326,819	$1,258,495

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$55,987	$59,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	(9,236)	5,421
Depreciation and amortization	18,317	13,856
Net amortization of securities	3,779	3,464
Securities gains, net	(378)	(1,042)
Gains on sales of loans, net	(17,759)	(12,771)
Bargain purchase gain on acquisition	-	(3,635)
Deferred income tax provision	16,971	1,855
Proceeds from sales of loans held for sale	801,767	807,588
Purchases and originations of loans held for sale	(761,540)	(873,700)
Originations and sales of mortgage servicing rights, net	(10,661)	(10,411)
Net decrease (increase) in other assets	8,700	(6,547)
Net (decrease) increase in other liabilities	(3,064)	9,433
Other operating activities, net	2,600	12,325
Net cash provided by operating activities	105,483	5,505

Investing Activities
Proceeds from calls and maturities of securities held to maturity	6,905	9,850
Proceeds from calls and maturities of securities available for sale	482,993	453,647
Proceeds from sales of securities available for sale	67,558	34,826
Purchases of securities held to maturity	(35,045)	-
Purchases of securities available for sale	(950,009)	(591,493)
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(823)	2,533
Net decrease in loans	113,671	196,961
Purchases of premises and equipment	(7,562)	(9,849)
Proceeds from sales of premises and equipment	10	-
Proceeds from sales of other real estate	17,060	18,816
Net cash received in business combination	89,037	78,151
Net cash (used in) provided by investing activities	(216,205)	193,442

Financing Activities
Net increase in deposits	180,821	220,698
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	85,192	(306,831)
Net (decrease) increase in short-term borrowings	(19,596)	181
Payments on long-term FHLB advances	(229)	-
Redemption of junior subordinated debt securities	(33,000)	-
Common stock dividends	(31,108)	(29,921)
Common stock issued-net, long-term incentive plans	(568)	(1,013)
Excess tax (expense) benefit from stock-based compensation arrangements	(747)	49
Net cash provided by (used in) financing activities	180,765	(116,837)

Increase in cash and cash equivalents	70,043	82,110
Cash and cash equivalents at beginning of period	231,489	202,625
Cash and cash equivalents at end of period	$301,532	$284,735

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through approximately 215 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2012 annual report on Form 10-K.

Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  In the opinion of Management, all adjustments considered necessary for the fair presentation of these consolidated financial statements have been included.   The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2013 actual conditions could vary from those anticipated, which could affect Trustmark’s results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from acquired loans and the Federal Deposit Insurance Corporation (FDIC) indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change.  Actual results could differ from those estimates.

Note 2 – Business Combinations

Oxford, Mississippi Branches

On March 29, 2013, Trustmark National Bank (TNB), a subsidiary of Trustmark, announced the signing of a definitive Branch Purchase and Assumption Agreement (the Agreement) pursuant to which TNB would acquire the two branches of SOUTHBank, F.S.B. (SOUTHBank), serving the Oxford, Mississippi market.  TNB completed its purchase of the two branches from SOUTHBank effective as of the close of business on July 26, 2013.  Pursuant to the Agreement, TNB assumed deposit accounts of approximately $11.7 million in addition to purchasing the two physical branch offices.  The transaction was not material to Trustmark’s consolidated financial statements and was not considered a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations.”

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

The acquisition of BancTrust was consistent with Trustmark’s strategic plan to selectively expand the Trustmark franchise. The acquisition provided Trustmark entry into more than 15 markets in Alabama and enhanced the Trustmark franchise in the Florida Panhandle.

This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805. Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The fair values of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability during the measurement period, which is not to exceed one year from the acquisition date of February 15, 2013.  Assets that are particularly susceptible to adjustment included certain loans, other real estate and certain premises and equipment.

During the second quarter of 2013, Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans and other real estate.  These measurement period adjustments resulted in a decrease in acquired noncovered loans of $524 thousand, a decrease in other real estate of $2.6 million, an increase in the deferred tax asset of $1.2 million, and an increase in goodwill of $1.9 million.  Trustmark also recorded an adjustment to transfer $1.6 million of acquired property from premises and equipment, net to other real estate.  These measurement period adjustments have been presented on a retrospective basis, consistent with applicable accounting guidance.  The statement of assets purchased and liabilities assumed in the BancTrust acquisition is presented below at their adjusted estimated fair values, which were considered preliminary at June 30, 2013, as of the acquisition date of February 15, 2013 ($ in thousands):

Assets:
Cash and due from banks	$141,616
Securities available for sale	528,016
Loans held for sale	1,050
Acquired noncovered loans	950,487
Premises and equipment, net	55,579
Identifiable intangible assets	33,498
Other real estate	40,103
Other assets	99,580
Total Assets	1,849,929

Liabilities:
Deposits	1,740,254
Other borrowings	64,051
Other liabilities	16,761
Total Liabilities	1,821,066

Net identified assets acquired at fair value	28,863
Goodwill	77,211
Net assets acquired at fair value	$106,074

The excess of the consideration paid over the estimated fair value of the net assets acquired was $77.2 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represent the core deposit intangible at fair value at the acquisition date.  The core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years.

Loans, excluding loans held for sale (LHFS), acquired from BancTrust were evaluated under a fair value process involving various degrees of deterioration in credit quality since origination, and also for those loans for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments.  These loans, with the exception of revolving credit agreements and leases, are referred to as acquired impaired loans and are accounted for in accordance with FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  Refer to Note 5 – Acquired Loans for further information on acquired loans.

The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $29.3 million and net income available to common shareholders, excluding non-routine transaction expenses, of approximately $8.0 million through June 30, 2013.  Included in BancTrust’s net income available to common shareholders for the second quarter of 2013 are recoveries on pay-offs of acquired loans of $2.0 million (after tax).  Included in noninterest expense during the first six months of 2013 are non-routine BancTrust transaction expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).  Such operating results are not necessarily indicative of future operating results.

The following table presents the unaudited pro forma financial information as if the acquisition of BancTrust had occurred on January 1, 2012.  The unaudited pro forma information for the three and six months ended June 30, 2013 and 2012, contains certain adjustments, including acquisition accounting fair value adjustments, amortization of the core deposit intangible and related income tax effects.  The non-routine transaction expenses related to the BancTrust acquisition incurred during the first three months of 2013 as well as potential cost savings from the acquisition are not reflected in the unaudited pro forma amounts.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been effected on the assumed date ($ in thousands except per share data).

	Pro Forma		Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Interest Income	$99,228	$103,322	$195,742	$206,194

Total Noninterest Income	43,714	46,769	89,916	94,403

Net Income	31,121	35,401	63,796	69,932

Pro Forma Earnings Per Common Share
Basic	$0.46	$0.53	$0.95	$1.05

Diluted	$0.46	$0.53	$0.95	$1.05

Bay Bank & Trust Company

On March 16, 2012, Trustmark completed its merger with Bay Bank & Trust Co. (Bay Bank), a 76-year old financial institution headquartered in Panama City, Florida.  Trustmark acquired all outstanding common stock of Bay Bank for approximately $22 million in cash and stock, comprised of $10 million in cash and the issuance of approximately 510 thousand shares of Trustmark common stock valued at $12 million.  This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805.  Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

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

The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  Initially, Trustmark recognized a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.  The gain of $3.6 million recognized by Trustmark was considered a gain from a bargain purchase under FASB ASC Topic 805 and was included in other noninterest income for the six months ended June 30, 2012.  Included in noninterest expense during the first quarter of 2012 are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and benefits; contract termination and other expenses of $1.9 million included in other expense).

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

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances (included in other borrowings above).  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets, and other real estate.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Other Real Estate

Other real estate was initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs.

Time Deposits

Time deposits were valued by projecting expected cash flows into the future based on each advance’s contracted rate and then determining the present value of those expected cash flows using current rates for deposits with similar maturities.

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

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$505	$-	$-	$505	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	136,425	3,380	(739)	139,066	-	-	-	-
Issued by U.S. Government sponsored agencies	138,915	26	(5,150)	133,791	-	-	-	-
Obligations of states and political subdivisions	205,274	7,651	(721)	212,204	30,295	3,309	-	33,604
Mortgage-backed securities
Residential mortgage pass-through securities Guaranteed by GNMA	47,543	481	(1,694)	46,330	2,547	139	-	2,686
Issued by FNMA and FHLMC	226,655	3,023	(1,751)	227,927	567	35	-	602
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	2,167,035	16,587	(27,302)	2,156,320	-	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	356,044	9,273	(3,742)	361,575	36,929	120	(2,008)	35,041
Asset-backed securities	230,750	3,215	-	233,965	-	-	-	-
Total	$3,509,146	$43,636	$(41,099)	$3,511,683	$70,338	$3,603	$(2,008)	$71,933

December 31, 2012
U.S. Government agency obligations
Issued by U.S. Government agencies	$10	$-	$-	$10	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	105,396	339	-	105,735	-	-	-	-
Obligations of states and political subdivisions	202,877	12,900	(16)	215,761	36,206	4,184	-	40,390
Mortgage-backed securities
Residential mortgage pass-through securities Guaranteed by GNMA	18,981	921	-	19,902	3,245	227	-	3,472
Issued by FNMA and FHLMC	201,493	7,071	-	208,564	572	52	-	624
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,436,812	29,574	(20)	1,466,366	-	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	380,514	19,420	(154)	399,780	2,165	237	-	2,402
Asset-backed securities	238,893	2,755	(21)	241,627	-	-	-	-
Total	$2,584,976	$72,980	$(211)	$2,657,745	$42,188	$4,700	$-	$46,888

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2013	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government agencies	$25,207	$(739)	$-	$-	$25,207	$(739)
Issued by U.S. Government sponsored agencies	133,503	(5,150)	-	-	133,503	(5,150)
Obligations of states and political subdivisions	29,391	(718)	569	(3)	29,960	(721)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	38,003	(1,694)	-	-	38,003	(1,694)
Issued by FNMA and FHLMC	60,115	(1,751)	-	-	60,115	(1,751)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,336,865	(27,302)	-	-	1,336,865	(27,302)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	144,284	(5,750)	-	-	144,284	(5,750)
Total	$1,767,368	$(43,104)	$569	$(3)	$1,767,937	$(43,107)

December 31, 2012
Obligations of states and political subdivisions	$5,878	$(16)	$-	$-	$5,878	$(16)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,055	(20)	-	-	3,055	(20)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	-	-	16,339	(154)	16,339	(154)
Asset-backed securities	16,412	(21)	-	-	16,412	(21)
Total	$25,345	$(57)	$16,339	$(154)	$41,684	$(211)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive loss.  In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2013.  There were no other-than-temporary impairments for the six months ended June 30, 2013 and 2012.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2013	2012	2013	2012
Proceeds from calls and sales of securities	$29,031	$34,826	$64,778	$34,826
Gross realized gains (losses)	174	(11)	378	1,039

Held to Maturity
Proceeds from calls of securities	$-	$175	$-	$175
Gross realized gains	-	3	-	3

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2013, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$8,863	$8,910	$1,136	$1,154
Due after one year through five years	115,644	118,874	14,142	15,288
Due after five years through ten years	369,444	370,670	14,262	16,368
Due after ten years	217,918	221,077	755	794
	711,869	719,531	30,295	33,604
Mortgage-backed securities	2,797,277	2,792,152	40,043	38,329
Total	$3,509,146	$3,511,683	$70,338	$71,933

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	June 30, 2013	December 31, 2012
Loans secured by real estate:
Construction, land development and other land loans	$519,263	$468,975
Secured by 1-4 family residential properties	1,414,871	1,497,480
Secured by nonfarm, nonresidential properties	1,406,930	1,410,264
Other	192,568	189,949
Commercial and industrial loans	1,169,327	1,169,513
Consumer loans	160,318	171,660
Other loans	714,105	684,913
LHFI	5,577,382	5,592,754
Less allowance for loan losses, LHFI	72,825	78,738
Net LHFI	$5,504,557	$5,514,016

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2013, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At June 30, 2013 and December 31, 2012, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $74.3 million and $82.4 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not all specifically reviewed and written down to fair value less cost to sell. No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the periods ended June 30, 2013 and 2012.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At June 30, 2013 and December 31, 2012, specifically evaluated impaired LHFI totaled $29.8 million and $40.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $2.2 million and $5.9 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $1.6 million and $6.4 million for the first six months of 2013 and 2012, respectively.  Provision recapture on specifically evaluated impaired LFHI totaled $2.7 million and $1.9 million for the first six months of 2013 and 2012, respectively.

Fair value estimates for specifically evaluated impaired LHFI are derived from appraised values based on the current market value/as-is value of the property, normally from recently received and reviewed appraisals.  If an appraisal with an inspection date within the past 12 months using the necessary assumptions is not in the file, a new appraisal is ordered.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated. At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

At June 30, 2013 and December 31, 2012, nonaccrual LHFI not specifically evaluated for impairment and written down to fair value less cost to sell, totaled $44.5 million and $41.8 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $8.5 million and $4.6 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$16,259	$503,004	$519,263
Secured by 1-4 family residential properties	23,837	1,391,034	1,414,871
Secured by nonfarm, nonresidential properties	18,418	1,388,512	1,406,930
Other	511	192,057	192,568
Commercial and industrial loans	14,193	1,155,134	1,169,327
Consumer loans	267	160,051	160,318
Other loans	833	713,272	714,105
Total	$74,318	$5,503,064	$5,577,382

	December 31, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$27,105	$441,870	$468,975
Secured by 1-4 family residential properties	27,114	1,470,366	1,497,480
Secured by nonfarm, nonresidential properties	18,289	1,391,975	1,410,264
Other	3,956	185,993	189,949
Commercial and industrial loans	4,741	1,164,772	1,169,513
Consumer loans	360	171,300	171,660
Other loans	798	684,115	684,913
Total	$82,363	$5,510,391	$5,592,754

At June 30, 2013 and December 31, 2012, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	June 30, 2013
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$29,645	$10,810	$5,449	$16,259	$1,527	$21,682
Secured by 1-4 family residential properties	29,872	2,208	21,629	23,837	583	25,476
Secured by nonfarm, nonresidential properties	21,189	9,816	8,602	18,418	1,936	18,353
Other	548	-	511	511	38	2,233
Commercial and industrial loans	17,141	2,433	11,760	14,193	6,273	9,467
Consumer loans	489	-	267	267	2	314
Other loans	946	49	784	833	331	815
Total	$99,830	$25,316	$49,002	$74,318	$10,690	$78,340

	December 31, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$46,558	$9,571	$17,534	$27,105	$4,992	$33,759
Secured by 1-4 family residential properties	35,155	2,533	24,581	27,114	1,469	25,731
Secured by nonfarm, nonresidential properties	23,337	8,184	10,105	18,289	2,296	21,135
Other	6,036	566	3,390	3,956	760	4,914
Commercial and industrial loans	7,251	2,336	2,405	4,741	640	9,444
Consumer loans	624	-	360	360	5	592
Other loans	857	-	798	798	342	835
Total	$119,818	$23,190	$59,173	$82,363	$10,504	$96,410

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

At June 30, 2013 and December 31, 2012, LHFI classified as TDRs totaled $19.3 million and $24.3 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $15.0 million and $21.6 million, respectively.  The remaining TDRs at June 30, 2013 and December 31, 2012 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $2.2 million and $4.3 million at the end of each respective period.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $429 thousand and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.

The following table illustrates the impact of modifications classified as TDRs for the three and six months ended June 30, 2013 and 2012 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended June 30,
	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	-	$-	$-	3	$467	$467
Secured by 1-4 family residential properties	3	131	133	3	358	369
Total	3	$131	$133	6	$825	$836

	Six Months Ended June 30,
	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	-	$-	$-	11	$4,078	$4,078
Secured by 1-4 family residential properties	5	380	326	5	1,367	1,378
Secured by nonfarm, nonresidential properties	1	952	952	2	1,210	1,210
Commercial and industrial	2	944	937	-	-	-
Other loans	1	2,490	2,490	-	-	-
Total	9	$4,766	$4,705	18	$6,655	$6,666

	Six Months Ended June 30,
	2013		2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	1	$10	10	$5,014
Secured by 1-4 family residential properties	15	1,088	8	3,234
Secured by nonfarm, nonresidential properties	-	-	1	881
Total	16	$1,098	19	$9,129

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

At June 30, 2013 and December 31, 2012, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	June 30, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$229	$9,322	$9,551
Secured by 1-4 family residential properties	1,263	5,275	6,538
Secured by nonfarm, nonresidential properties	-	2,419	2,419
Other loans secured by real estate	-	178	178
Commercial and industrial	-	575	575
Total Troubled Debt Restructurings by Type	$1,492	$17,769	$19,261

	December 31, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$233	$12,073	$12,306
Secured by 1-4 family residential properties	1,280	5,908	7,188
Secured by nonfarm, nonresidential properties	-	4,582	4,582
Other loans secured by real estate	-	197	197
Total Troubled Debt Restructurings by Type	$1,513	$22,760	$24,273

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

Commercial Credits

Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to delineate the level of risk across the ten unique credit risk grades.  Credit risk grade definitions are as follows:

•	Risk Rate (RR) 1 through RR 6 – Grades one through six represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance. Loans in these groups exhibit characteristics that represent low to moderate risk measured by using a variety of credit risk criteria such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan. In general, these loans are supported by properly margined collateral and guarantees of principal parties.
•	Other Assets Especially Mentioned (OAEM) (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating. This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.
•	Substandard (RR 8) – a loan that has at least one identified weakness that is well defined. This rating is for credits where the primary sources of repayment are not viable at this time or where either the capital or collateral is not adequate to support the loan and the secondary means of repayment does not provide a sufficient level of support to offset the identified weakness. Loss potential exists in the aggregate amount of substandard loans but does not necessarily exist in individual loans.
•	Doubtful (RR 9) – a loan with an identified weakness that does not have a valid secondary source of repayment. Generally these credits have an impaired primary source of repayment and secondary sources are not sufficient to prevent a loss in the credit. The exact amount of the loss has not been determined at this time.
•	Loss (RR 10) – a loan or a portion of a loan that is deemed to be uncollectible.

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

Consumer Credits

Consumer loans that do not meet a minimum custom credit score are reviewed quarterly by Management.  The Retail Credit Review Committee reviews the volume and percentage of approvals that did not meet the minimum passing custom score by region, individual location, and officer.  To assure that Trustmark continues to originate quality loans, this process allows Management to make necessary changes such as revisions to underwriting procedures and credit policies, or changes in loan authority to Trustmark personnel.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$399,494	$21,168	$55,903	$143	$476,708
Secured by 1-4 family residential properties	109,948	476	9,452	116	119,992
Secured by nonfarm, nonresidential properties	1,293,456	17,063	94,952	474	1,405,945
Other	180,281	6,551	1,393	-	188,225
Commercial and industrial loans	1,118,523	1,796	40,961	7,941	1,169,221
Consumer loans	340	-	-	-	340
Other loans	705,740	-	1,821	749	708,310
	$3,807,782	$47,054	$204,482	$9,423	$4,068,741

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$42,197	$110	$57	$191	$42,555	$519,263
Secured by 1-4 family residential properties	1,265,822	6,380	3,936	18,741	1,294,879	1,414,871
Secured by nonfarm, nonresidential properties	949	36	-	-	985	1,406,930
Other	4,343	-	-	-	4,343	192,568
Commercial and industrial loans	94	12	-	-	106	1,169,327
Consumer loans	157,017	2,493	202	266	159,978	160,318
Other loans	5,795	-	-	-	5,795	714,105
	$1,476,217	$9,031	$4,195	$19,198	$1,508,641	$5,577,382

	December 31, 2012
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$335,179	$23,812	$63,832	$143	$422,966
Secured by 1-4 family residential properties	110,333	1,012	13,303	432	125,080
Secured by nonfarm, nonresidential properties	1,298,820	12,156	98,082	-	1,409,058
Other	178,790	444	5,768	-	185,002
Commercial and industrial loans	1,091,356	36,992	39,479	1,334	1,169,161
Consumer loans	404	-	-	-	404
Other loans	676,618	59	1,714	784	679,175
	$3,691,500	$74,475	$222,178	$2,693	$3,990,846

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$44,131	$1,109	$-	$769	$46,009	$468,975
Secured by 1-4 family residential properties	1,339,000	10,332	2,630	20,438	1,372,400	1,497,480
Secured by nonfarm, nonresidential properties	1,206	-	-	-	1,206	1,410,264
Other	4,746	150	-	51	4,947	189,949
Commercial and industrial loans	313	29	-	10	352	1,169,513
Consumer loans	167,131	3,481	285	359	171,256	171,660
Other loans	5,738	-	-	-	5,738	684,913
	$1,562,265	$15,101	$2,915	$21,627	$1,601,908	$5,592,754
Past Due LHFI and Loans Held for Sale (LHFS)

LHFI past due 90 days or more totaled $4.2 million and $6.4 million at June 30, 2013 and December 31, 2012, respectively.  The following table provides an aging analysis of past due and nonaccrual LHFI by class at June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$2,935	$57	$2,992	$16,259	$500,012	$519,263
Secured by 1-4 family residential properties	7,480	3,936	11,416	23,837	1,379,618	1,414,871
Secured by nonfarm, nonresidential properties	4,406	-	4,406	18,418	1,384,106	1,406,930
Other	61	-	61	511	191,996	192,568
Commercial and industrial loans	6,274	-	6,274	14,193	1,148,860	1,169,327
Consumer loans	2,493	202	2,695	267	157,356	160,318
Other loans	419	-	419	833	712,853	714,105
Total	$24,068	$4,195	$28,263	$74,318	$5,474,801	$5,577,382

(1) - Past due 90 days or more but still accruing interest.

	December 31, 2012
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$4,957	$438	$5,395	$27,105	$436,475	$468,975
Secured by 1-4 family residential properties	12,626	3,131	15,757	27,114	1,454,609	1,497,480
Secured by nonfarm, nonresidential properties	9,460	-	9,460	18,289	1,382,515	1,410,264
Other	172	-	172	3,956	185,821	189,949
Commercial and industrial loans	4,317	2,525	6,842	4,741	1,157,930	1,169,513
Consumer loans	3,480	284	3,764	360	167,536	171,660
Other loans	181	-	181	798	683,934	684,913
Total	$35,193	$6,378	$41,571	$82,363	$5,468,820	$5,592,754

(1) - Past due 90 days or more but still accruing interest.

 LHFS past due 90 days or more totaled $14.0 million and $43.1 million at June 30, 2013 and December 31, 2012, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions. Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA. As a result of this repurchase and sale, the loans are no longer carried as LHFS. The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for the first six months of 2013. Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2012.

Allowance for Loan Losses, LHFI

Trustmark’s allowance for loan loss methodology for commercial LHFI is based upon regulatory guidance from its primary regulator and GAAP.  The methodology segregates the commercial purpose and commercial construction LHFI portfolios into nine separate loan types (or pools) which have similar characteristics such as repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 450 risk rate factors for commercial loan types.  The nine separate pools are segmented below:

Commercial Purpose LHFI

•	Real Estate – Owner Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction LHFI
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

During the fourth quarter of 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The change in quantitative methodology allows Trustmark to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allows for a greater sensitivity to current trends such as economic and performance changes, which includes current loss profiles, and creates a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties are being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded in the fourth quarter of 2012 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

The allowance for loan loss methodology segregates the consumer LHFI portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profiles.  These homogeneous pools of loans are shown below:

•	Residential Mortgage
•	Direct Consumer
•	Auto Finance
•	Junior Lien on 1-4 Family Residential Properties
•	Credit Cards
•	Overdrafts

The historical loss experience for these pools is determined by calculating a 12-quarter rolling average of net charge-offs, one quarter in arrears, which is applied to each pool to establish the quantitative aspect of the methodology.  Where, in Management’s estimation, the calculated loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each pool to establish the qualitative aspect of the methodology, which represents the perceived risks across the loan portfolio at the current point in time.  This qualitative methodology utilizes five separate factors made up of unique components that when weighted and combined produce an estimated level of reserve for each of the loan pools.  The five qualitative factors include the following:

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

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):
	Six Months Ended June 30,
	2013	2012
Balance at January 1,	$78,738	$89,518
Loans charged-off	(6,356)	(14,640)
Recoveries	8,257	5,988
Net recoveries (charge-offs)	1,901	(8,652)
Provision for loan losses, LHFI	(7,814)	3,943
Balance at June 30,	$72,825	$84,809

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at June 30, 2013 and 2012, respectively ($ in thousands):

	2013
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	June 30,
Loans secured by real estate:
Construction, land development and other land loans	$21,838	$(412)	$1,462	$(6,424)	$16,464
Secured by 1-4 family residential properties	12,957	(532)	213	(2,697)	9,941
Secured by nonfarm, nonresidential properties	21,096	(434)	26	(996)	19,692
Other	2,197	(891)	30	240	1,576
Commercial and industrial loans	14,319	(658)	2,135	1,755	17,551
Consumer loans	3,087	(1,139)	2,505	(1,602)	2,851
Other loans	3,244	(2,290)	1,886	1,910	4,750
Total allowance for loan losses, LHFI	$78,738	$(6,356)	$8,257	$(7,814)	$72,825

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$1,527	$14,937	$16,464
Secured by 1-4 family residential properties	583	9,358	9,941
Secured by nonfarm, nonresidential properties	1,936	17,756	19,692
Other	38	1,538	1,576
Commercial and industrial loans	6,273	11,278	17,551
Consumer loans	2	2,849	2,851
Other loans	331	4,419	4,750
Total allowance for loan losses, LHFI	$10,690	$62,135	$72,825

	2012
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	June 30,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(2,765)	$-	$(190)	$24,265
Secured by 1-4 family residential properties	12,650	(2,578)	252	2,567	12,891
Secured by nonfarm, nonresidential properties	24,358	(2,867)	-	3,253	24,744
Other	3,079	(1,602)	-	225	1,702
Commercial and industrial loans	15,868	(514)	1,058	(552)	15,860
Consumer loans	3,656	(1,644)	2,856	(1,883)	2,985
Other loans	2,687	(2,670)	1,822	523	2,362
Total allowance for loan losses, LHFI	$89,518	$(14,640)	$5,988	$3,943	$84,809

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,830	$19,435	$24,265
Secured by 1-4 family residential properties	1,270	11,621	12,891
Secured by nonfarm, nonresidential properties	5,997	18,747	24,744
Other	389	1,313	1,702
Commercial and industrial loans	1,234	14,626	15,860
Consumer loans	5	2,980	2,985
Other loans	44	2,318	2,362
Total allowance for loan losses, LHFI	$13,769	$71,040	$84,809

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):
	June 30, 2013		December 31, 2012
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$3,662	$132,116	$3,924	$10,056
Secured by 1-4 family residential properties	18,899	184,928	23,990	19,404
Secured by nonfarm, nonresidential properties	13,341	318,603	18,407	45,649
Other	2,929	34,869	3,567	669
Commercial and industrial loans	543	206,338	747	3,035
Consumer loans	173	27,420	177	2,610
Other loans	1,273	18,179	1,229	100
Acquired loans	40,820	922,453	52,041	81,523
Less allowance for loan losses, acquired loans	2,578	112	4,190	1,885
Net acquired loans	$38,242	$922,341	$47,851	$79,638

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

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30.  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines and commercial leases are excluded from acquired impaired loan accounting requirements.  Trustmark acquired $153.9 million of revolving credit agreements and commercial leases, at fair value, in the BancTrust acquisition and $5.9 million of revolving credit agreements, at fair value, in the Bay Bank acquisition, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such acquired loans in accordance with accounting requirements for acquired nonimpaired loans.

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

On February 15, 2013, Trustmark completed its merger with BancTrust.  Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $153.9 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under FASB ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  During the second quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a decrease in acquired noncovered loans of $524 thousand.   The purchase price allocation was deemed preliminary as of June 30, 2013 and is subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

The following table presents the adjusted fair value of loans acquired as of the date of the BancTrust acquisition ($ in thousands):

At acquisition date:	February 15, 2013
Contractually required principal and interest	$1,256,669
Nonaccretable difference	193,962
Cash flows expected to be collected	1,062,707
Accretable yield	99,504
FASB ASC Topic 310-20 discount	12,716
Fair value of loans at acquisition	$950,487

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under FASB ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was deemed preliminary as of March 31, 2012 and was finalized in the second quarter of 2012.

The following tables present changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2012	$72,131	$4,171	$4,350	$13
Loans acquired (2)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (3)	-	-	796,587	153,900
Accretion to interest income	2,806	157	13,834	1,719
Payments received, net	(12,595)	(658)	(102,206)	(19,488)
Other	(920)	(11)	(3,464)	48
Less allowance for loan losses, acquired loans	1,612	-	1,773	-
Carrying value, net at June 30, 2013	$36,294	$1,948	$779,466	$142,875

(1) Acquired nonimpaired loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Fair value of loans acquired from Bay Bank on March 16, 2012.
(3) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

The following table presents changes in the accretable yield ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Accretable yield at January 1,	$(26,383)	$(17,653)
Additions due to acquisition (1)	(99,504)	(15,538)
Accretion to interest income	16,639	5,721
Disposals	7,196	1,371
Reclassification to / (from) nonaccretable difference	(5,180)	(965)
Accretable yield at June 30,	$(107,232)	$(27,064)

(1) Accretable yield on loans acquired from BancTrust on February 15, 2013, and Bay Bank on March 16, 2012.

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

The following table presents the components of the allowance for loan losses on acquired impaired loans for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2013	$4,190	$1,885	$6,075
Provision for loan losses, acquired loans	(1,328)	(94)	(1,422)
Loans charged-off	(302)	(2,142)	(2,444)
Recoveries	18	463	481
Net charge-offs	(284)	(1,679)	(1,963)
Balance at June 30, 2013	$2,578	$112	$2,690

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Provision for loan losses, acquired loans	1,380	98	1,478
Loans charged-off	(591)	(55)	(646)
Recoveries	173	19	192
Net charge-offs	(418)	(36)	(454)
Balance at June 30, 2012	$1,464	$62	$1,526

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$1,090	$17	$1,565	$744	$3,416
Secured by 1-4 family residential properties	1,892	489	2,223	-	4,604
Secured by nonfarm, nonresidential properties	5,532	253	6,885	-	12,670
Other	965	151	553	1	1,670
Commercial and industrial loans	367	1	175	-	543
Consumer loans	-	-	-	-	-
Other loans	260	-	377	609	1,246
Total covered loans	10,106	911	11,778	1,354	24,149

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	35,336	10,512	66,297	9,686	121,831
Secured by 1-4 family residential properties	26,064	19,222	18,386	1,071	64,743
Secured by nonfarm, nonresidential properties	200,350	24,534	86,652	6,982	318,518
Other	22,377	7,624	4,673	-	34,674
Commercial and industrial loans	159,783	15,895	25,925	4,735	206,338
Consumer loans	-	-	-	-	-
Other loans	16,142	1,694	263	-	18,099
Total noncovered loans	460,052	79,481	202,196	22,474	764,203
Total acquired loans	$470,158	$80,392	$213,974	$23,828	$788,352

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$246	$-	$-	$-	$246	$3,662
Secured by 1-4 family residential properties	12,052	961	1,244	38	14,295	18,899
Secured by nonfarm, nonresidential properties	503	-	168	-	671	13,341
Other	1,182	75	-	2	1,259	2,929
Commercial and industrial loans	-	-	-	-	-	543
Consumer loans	173	-	-	-	173	173
Other loans	27	-	-	-	27	1,273
Total covered loans	14,183	1,036	1,412	40	16,671	40,820

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	8,803	305	1,177	-	10,285	132,116
Secured by 1-4 family residential properties	110,501	4,430	4,778	476	120,185	184,928
Secured by nonfarm, nonresidential properties	85	-	-	-	85	318,603
Other	195	-	-	-	195	34,869
Commercial and industrial loans	-	-	-	-	-	206,338
Consumer loans	26,622	599	199	-	27,420	27,420
Other loans	70	10	-	-	80	18,179
Total noncovered loans	146,276	5,344	6,154	476	158,250	922,453
Total acquired loans	$160,459	$6,380	$7,566	$516	$174,921	$963,273

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

Under FASB ASC Topic 310-30, acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At June 30, 2013 and December 31, 2012, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At June 30, 2013, approximately $2.2 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.1 million of acquired loans at December 31, 2012.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$260	$428	$688	$445	$2,529	$3,662
Secured by 1-4 family residential properties	1,194	1,337	2,531	176	16,192	18,899
Secured by nonfarm, nonresidential properties	688	584	1,272	-	12,069	13,341
Other	91	1	92	2	2,835	2,929
Commercial and industrial loans	81	65	146	35	362	543
Consumer loans	-	-	-	-	173	173
Other loans	990	-	990	-	283	1,273
Total covered loans	3,304	2,415	5,719	658	34,443	40,820

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	8,418	49,107	57,525	75	74,516	132,116
Secured by 1-4 family residential properties	7,902	10,223	18,125	483	166,320	184,928
Secured by nonfarm, nonresidential properties	8,036	16,857	24,893	293	293,417	318,603
Other	262	1,326	1,588	247	33,034	34,869
Commercial and industrial loans	9,024	3,335	12,359	441	193,538	206,338
Consumer loans	599	199	798	-	26,622	27,420
Other loans	72	7	79	-	18,100	18,179
Total noncovered loans	34,313	81,054	115,367	1,539	805,547	922,453
Total acquired loans	$37,617	$83,469	$121,086	$2,197	$839,990	$963,273

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $121 thousand and $172 thousand for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, the impact was a net positive ineffectiveness of $1.4 million compared to a net negative ineffectiveness of $846 thousand for the six months ended June 30, 2012.

The activity in MSR is detailed in the table below ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$47,341	$43,274
Origination of servicing assets	10,661	10,410
Change in fair value:
Due to market changes	7,594	(5,678)
Due to runoff	(5,216)	(4,426)
Balance at end of period	$60,380	$43,580

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark is required by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.

The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2013 and 2012 were $885 thousand and $7.1 million, respectively.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan servicing putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter of 2012.  At June 30, 2013 and December 31, 2012, the reserve for mortgage loan servicing putback expenses were $5.9 million and $7.8 million, respectively.

There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Trustmark believes that it has appropriately reserved for potential mortgage loan servicing putback requests.

Note 7 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At June 30, 2013, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and losses, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$78,189	$79,053
Additions (1)	60,511	16,605
Disposals	(16,564)	(17,895)
Writedowns	(4,424)	(4,090)
Balance at end of period	$117,712	$73,673

Loss, net on the sale of other real estate included in ORE/Foreclosure expense	$(252)	$(474)

(1)	Includes $40.1 million of other real estate acquired from BancTrust at June 30, 2013, and $2.6 million of other real estate acquired from Bay Bank at June 30, 2012.

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2013	2012
Construction, land development and other land properties	$62,762	$46,957
1-4 family residential properties	12,489	8,134
Nonfarm, nonresidential properties	39,861	22,760
Other real estate properties	2,600	338
Total other real estate, excluding covered other real estate	$117,712	$78,189

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2013	2012
Alabama	$27,245	$-
Florida	35,025	18,569
Mississippi (1)	26,843	27,771
Tennessee (2)	15,811	17,589
Texas	12,788	14,260
Total other real estate, excluding covered other real estate	$117,712	$78,189

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

For the six months ended June 30, 2013 and 2012, changes and gains, net on covered other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$5,741	$6,331
Transfers from covered loans	1,162	1,361
FASB ASC 310-30 adjustment for the residual recorded investment	(470)	(4)
Net transfers from covered loans	692	1,357
Disposals	(672)	(978)
Writedowns	(614)	(228)
Balance at end of period	$5,147	$6,482

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$76	$414

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2013	2012
Construction, land development and other land properties	$893	$1,284
1-4 family residential properties	4,197	1,306
Nonfarm, nonresidential properties	-	3,151
Other real estate properties	57	-
Total covered other real estate	$5,147	$5,741

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

In October 2012, FASB issued Accounting Standard Update (ASU) 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice regarding how to account for the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  ASU 2012-06 requires that the indemnification asset be measured subsequently on the same basis as the indemnified assets and, if the effect of the change in the cash flows expected to be collected on an indemnification asset must be amortized, the amortization period is limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified asset.

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

The amendments in ASU 2012-06 are effective prospectively for interim and annual periods beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of this change in accounting principle was immaterial to Trustmark’s consolidated financial statements for the first six months of 2013.

Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.2 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired loans as required by FASB ASC Topic 310-30.  For the first six months of 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Other income included a write-down of the FDIC indemnification asset of $3.7 million and $2.4 million on covered loans as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools for the six months ended June 30, 2013 and 2012, respectively.

The following table presents changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$21,774	$28,348
Accretion	41	128
Transfers to FDIC claims receivable	(608)	(733)
Change in expected cash flows (1)	(3,740)	(2,299)
Change in FDIC true-up provision	(125)	(135)
Balance at end of period	$17,342	$25,309

(1)	The decrease during the first six months of 2013 was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans.

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2013	2012
Noninterest-bearing demand deposits	$2,520,895	$2,254,211
Interest-bearing demand	1,860,693	1,481,182
Savings	3,028,114	2,322,280
Time	2,407,890	1,838,844
Total	$9,817,592	$7,896,517

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to 2007.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective during 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Associates will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a qualified pension plan, which was frozen prior to the acquisition date.  The following table presents information regarding Trustmark’s net periodic benefit cost for the periods presented and includes amounts related to the acquisition of BancTrust ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$148	$139	$298	$279
Interest cost	1,264	945	2,254	1,890
Expected return on plan assets	(2,059)	(1,400)	(3,600)	(2,800)
Recognized net loss due to settlement	525	-	525	-
Recognized net actuarial loss	1,374	1,309	2,768	2,619
Net periodic benefit cost	$1,252	$993	$2,245	$1,988

During the three months ended June 30, 2013, Trustmark recognized a $525,000 charge related to the lump sum settlement of certain benefits in the Trustmark Capital Accumulation Plan in accordance with FASB ASC Topic 715-30, “Defined Benefit Plans - Pension.”  It is expected that additional settlement charges will be recognized during the remainder of the year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$149	$170	$298	$340
Interest cost	484	516	968	1,033
Amortization of prior service cost	63	63	126	125
Recognized net actuarial loss	259	215	518	430
Net periodic benefit cost	$955	$964	$1,910	$1,928

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

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended June 30, 2013
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	673,300	166,716	344,956
Granted	-	-	13,400
Granted - excess shares	-	-	-
Exercised or released from restriction	(4,000)	-	(1,460)
Expired	(379,600)	-	-
Forfeited	-	(6,196)	(8,645)
Outstanding/Nonvested shares or units, end of period	289,700	160,520	348,251

	Six Months Ended June 30, 2013
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	699,600	159,583	317,573
Granted	-	62,119	100,355
Granted - excess shares	-	-	10,809
Exercised or released from restriction	(15,800)	(54,784)	(67,916)
Expired	(394,100)	-	-
Forfeited	-	(6,398)	(12,570)
Outstanding/Nonvested shares or units, end of period	289,700	160,520	348,251

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense - Stock and Incentive plans:
Performance awards	$187	$229	$398	$448
Time-vested awards	665	785	1,476	1,693
Total	$852	$1,014	$1,874	$2,141

Note 12 – Contingencies

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2013 and 2012, Trustmark had unused commitments to extend credit of $1.963 billion and $1.663 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At June 30, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $164.0 million and $157.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2013, the fair value of collateral held was $51.3 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (“OSIC”) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints were largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  Trustmark filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has also entered the active discovery stage.  Trustmark also filed a motion to dismiss all claims except the EFTA claim in the Jenkins case.  All of these motions remained pending when the parties began active settlement negotiations under the Mississippi federal court’s supervision in June of 2013.

As previously disclosed on June 25, 2013, TNB signed a memorandum of understanding (the “MOU”) containing principal terms of a proposed settlement, which is subject to the conditions described below, addressing resolution of plaintiff claims in the White and Jenkins cases.  TNB has agreed to the proposed settlement and entered into the MOU solely by way of compromise and settlement, and TNB’s agreement to the terms of the proposed settlement and entry into the MOU are not in any way an admission of liability, fault or wrongdoing by TNB. The MOU includes the following terms, among other terms:

•	A settlement class consisting of TNB account holders between September 28, 2005 and the date of district court preliminary approval of a formal written settlement agreement who were assessed overdraft fees for electronic debit transactions pursuant to TNB’s challenged practices. Customers of BankTrust, an entity whose parent corporation merged with Trustmark on February 15, 2013, are not members of the settlement class.
•	Payment by TNB of $4 million to create the settlement fund.
•	Maintenance by TNB of its present chronological ordering system for non-recurring point of sale and automatic teller machine items for two years.
•	The release of all overdraft related claims of settlement class members.
•	At TNB’s election, termination of the settlement if 100 or more settlement class members opt out of the settlement.

The MOU must be reduced to a formal written settlement agreement that is agreeable to all parties and that settlement agreement was to be submitted for preliminary court approval by July 26, 2013; that deadline has been extended by agreement of the parties. The proposed settlement agreement will also be subject to final court approval after issuance of notice to the class. Until these conditions have been satisfied, the settlement is not final. The proposed settlement of $4.0 million, or $2.5 million net of taxes, was included in other noninterest expense for the quarter ended June 30, 2013.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a loss in any such case is not probable at this time, and thus no accrual is required under FASB ASC Topic 450-20, “Loss Contingencies.”  In addition, given the preliminary nature of these matters and the lack of any quantification by plaintiffs of the relief being sought, to the extent that a loss in any such matter may be viewed as reasonably possible under FASB ASC Topic 450-20, it is not possible at this time to provide an estimate of any such possible loss (or range of possible loss) for any such matter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic shares	67,163	64,772	66,576	64,534
Dilutive shares	181	167	173	164
Diluted shares	67,344	64,939	66,749	64,698

Weighted-average antidilutive stock awards were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive shares for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012

Weighted-average antidilutive shares	434	807

Note 14 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Income taxes paid	$13,920	$19,283
Interest expense paid on deposits and borrowings	12,580	17,323
Noncash transfers from loans to foreclosed properties (1)	20,700	17,962
Assets acquired in business combinations	1,849,929	234,960
Liabilities assumed in business combinations	1,821,066	209,322

(1) Includes transfers from covered loans to foreclosed properties

Note 15 – Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of June 30, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2013, which Management believes have affected TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At June 30, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,094,442	13.89%	$630,262	8.00%	n/	a	n/	a
Trustmark National Bank	1,054,209	13.52%	623,621	8.00%	$779,526		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$988,994	12.55%	$315,131	4.00%	n/	a	n/	a
Trustmark National Bank	951,313	12.20%	311,811	4.00%	$467,716		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$988,994	8.71%	$340,462	3.00%	n/	a	n/	a
Trustmark National Bank	951,313	8.47%	336,848	3.00%	$561,414		5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/	a	n/	a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974		5.00%

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive (loss) income and the related tax effects allocated to each component for the periods ended June 30, 2013 and 2012 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	(Loss) Income
Balance, January 1, 2013	$5,533	$(2,138)	$3,395
Unrealized holding losses on AFS arising during period	(69,854)	26,719	(43,135)
Adjustment for net gains realized in net income	(378)	145	(233)
Pension and other postretirement benefit plans	3,937	(1,506)	2,431
Change in accumulated gain on effective cash flow hedge derivatives	2,355	(901)	1,454
Balance, June 30, 2013	$(58,407)	$22,319	$(36,088)

Balance, January 1, 2012	$5,089	$(1,968)	$3,121
Unrealized holding losses on AFS arising during period	(1,270)	486	(784)
Adjustment for net gains realized in net income	(1,042)	399	(643)
Pension and other postretirement benefit plans	3,174	(1,214)	1,960
Balance, June 30, 2012	$5,951	$(2,297)	$3,654

The following table presents the amounts affecting accumulated other comprehensive (loss) income that are included in their entirety in net income for the periods presented ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost and recognized net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).

	Pre-Tax	Tax	After Tax
	Income	(Expense)	Income
	(Expense)	Benefit	(Expense)
Six Months Ended June 30, 2013:
Securities available for sale:
Reclassification adjustment for net gains realized in net income	$378	$(145)	$233

Pension and other postretirement benefit plans:
Amortization of prior service cost	$(126)	$48	$(78)
Recognized net loss due to Settlement	(525)	201	(324)
Recognized net actuarial loss	(3,286)	1,257	(2,029)
Total pension and other postretirement benefit plans	$(3,937)	$1,506	$(2,431)

Six Months Ended June 30, 2012:
Securities available for sale:
Reclassification adjustment for net gains realized in net income	$1,042	$(399)	$643

Pension and other postretirement benefit plans:
Amortization of prior service cost	$(125)	$48	$(77)
Recognized net actuarial loss	(3,049)	1,166	(1,883)
Total pension and other postretirement benefit plans	$(3,174)	$1,214	$(1,960)

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$505	$-	$505	$-
U.S. Government agency obligations	272,857	-	272,857	-
Obligations of states and political subdivisions	212,204	-	212,204	-
Mortgage-backed securities	2,792,152	-	2,792,152	-
Asset-backed securities	233,965	-	233,965	-
Securities available for sale	3,511,683	-	3,511,683	-
Loans held for sale	202,699	-	202,699	-
Mortgage servicing rights	60,380	-	-	60,380
Other assets - derivatives	4,615	(2,099)	6,367	347
Other liabilities - derivatives	(5,936)	633	(6,569)	-

	December 31, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$105,745	$-	$105,745	$-
Obligations of states and political subdivisions	215,761	-	215,761	-
Mortgage-backed securities	2,094,612	-	2,094,612	-
Asset-backed securities	241,627	-	241,627	-
Securities available for sale	2,657,745	-	2,657,745	-
Loans held for sale	257,986	-	257,986	-
Mortgage servicing rights	47,341	-	-	47,341
Other assets - derivatives	7,107	(440)	5,263	2,284
Other liabilities - derivatives	6,612	545	6,067	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended June 30, 2013 and 2012 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2013	$47,341	$2,284
Total net gains included in net income (1)	2,378	4,709
Additions	10,661	-
Sales	-	(6,646)
Balance, June 30, 2013	$60,380	$347

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2013	$7,594	$(60)

Balance, January 1, 2012	$43,274	$702
Total net (losses) gains included in net income (1)	(10,104)	4,889
Additions	10,410	-
Sales	-	(2,692)
Balance, June 30, 2012	$43,580	$2,899

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2012	$(5,678)	$784

(1)	Total net gains (losses) included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2013, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2013, Trustmark had outstanding balances of $29.8 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $40.6 million at December 31, 2012.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At June 30, 2013, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $60.5 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2013 compared with $16.6 million for the same period in 2012.  Foreclosed assets measured at fair value upon initial recognition for the six months ended June 30, 2013 and 2012, included $40.1 million of other real estate acquired from BancTrust and $2.6 million of other real estate acquired from Bay Bank, respectively.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $2.7 million and $3.9 million for the first six months of 2013 and 2012, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $28.3 million of foreclosed assets were remeasured during the first six months of 2013, requiring writedowns of $4.4 million to reach their current fair values compared to $21.3 million of foreclosed assets that were remeasured during the first six months of 2012, requiring writedowns of $4.1 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012, are as follows ($ in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$309,401	$309,401	$238,535	$238,535
Securities held to maturity	70,338	71,933	42,188	46,888
Level 3 Inputs:
Net LHFI	5,504,557	5,573,897	5,514,016	5,619,933
Net acquired loans	960,583	960,583	127,489	127,489
FDIC indemnification asset	17,342	17,342	21,774	21,774

Financial Liabilities:
Level 2 Inputs:
Deposits	9,817,592	9,825,081	7,896,517	7,904,179
Short-term liabilities	430,666	430,666	375,749	375,749
Long-term FHLB advances	8,679	8,679	-	-
Subordinated notes	49,888	53,509	49,871	53,980
Junior subordinated debt securities	61,856	40,206	61,856	40,206

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at June 30, 2013 and December 31, 2012.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $289.0 million at June 30, 2013, with a positive valuation adjustment of $10.1 million, compared to $310.3 million, with a negative valuation adjustment of $738 thousand as of December 31, 2012.

On April 4, 2013, Trustmark entered into an interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million. The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Preferred Capital Trust I throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly settlements.

No ineffectiveness related to the interest rate derivative designated as a cash flow hedge was recognized in the consolidated statements of income during the three or six months ended June 30, 2013. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive loss totaled $1.5 million at June 30, 2013.  Trustmark does not expect to reclassify any amounts from accumulated other comprehensive loss to interest expense during the next 12 months since Trustmark’s derivative relating to its junior subordinated debentures does not become effective until December 31, 2014.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $121 thousand and $172 thousand for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, the impact was a net positive ineffectiveness of $1.4 million compared to a net negative ineffectiveness of $846 thousand for the six months ended June 30, 2012.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $157.9 million at June 30, 2013, with a positive valuation adjustment of $347 thousand, compared to $186.9 million, with a positive valuation adjustment of $2.3 million as of December 31, 2012.

Trustmark offers certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of June 30, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $369.7 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $745 thousand compared to $5.4 million as of December 31, 2012.  As of June 30, 2013, Trustmark had posted collateral with a market value of $1.3 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of June 30, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.9 million, compared to two risk participation agreements with an aggregate notional amount of $10.1 million at December 31, 2012.  The fair values of these risk participation agreements were immaterial at June 30, 2013.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30,	December 31,
	2013	2012
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$2,354	$-
Forward contracts included in other liabilities	(10,129)	738

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(2,358)	$(482)
Exchange traded purchased options included in other assets	259	42
OTC written options (rate locks) included in other assets	347	2,284
Interest rate swaps included in other assets	3,988	5,241
Credit risk participation agreements included in other assets	25	22
Exchange traded written options included in other liabilities	633	545
Interest rate swaps included in other liabilities	3,560	5,329

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$10,933	$(3,460)	$10,867	$(1,067)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(7,935)	$8,496	$(8,149)	$7,030
Amount of gain (loss) recognized in bankcard and other fees	421	(195)	395	(160)

The following table discloses the amount included in other comprehensive (loss) income for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationship
Amount of gain recognized in other comprehensive (loss) income	$1,454	$-	$1,454	$-

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets

As of June 30, 2013

				Gross Amounts Not Offset in the
				Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,342	$-	$6,342	$(1,114)	$(1,810)	$3,418

Offsetting of Derivative Liabilities

As of June 30, 2013

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,560	$-	$3,560	$(1,114)	$-	$2,446

Offsetting of Derivative Assets

As of December 31, 2012

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,241	$-	$5,241	$-	$-	$5,241

Offsetting of Derivative  Liabilities

As of December 31, 2012

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$5,329	$-	$5,329	$-	$(594)	$4,735

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General Banking
Net interest income	$98,112	$85,293	$185,924	$171,059
Provision for loan losses, net	(6,395)	2,300	(9,231)	5,401
Noninterest income	28,694	30,768	58,883	62,339
Noninterest expense	94,030	77,091	184,336	152,227
Income before income taxes	39,171	36,670	69,702	75,770
Income taxes	9,954	9,452	17,887	20,017
General banking net income	$29,217	$27,218	$51,815	$55,753

Selected Financial Information
Average assets	$11,645,336	$9,681,451	$11,154,636	$9,647,614
Depreciation and amortization	$9,636	$6,912	$17,715	$13,135

Wealth Management
Net interest income	$1,046	$1,082	$2,144	$2,189
Provision for loan losses, net	(3)	22	(5)	20
Noninterest income	6,999	5,844	13,905	11,432
Noninterest expense	7,117	5,450	12,947	10,937
Income before income taxes	931	1,454	3,107	2,664
Income taxes	298	453	1,021	848
Wealth management net income	$633	$1,001	$2,086	$1,816

Selected Financial Information
Average assets	$71,369	$80,579	$73,785	$79,030
Depreciation and amortization	$41	$43	$83	$90

Insurance
Net interest income	$70	$73	$135	$144
Provision for loan losses, net	-	-	-	-
Noninterest income	8,021	7,148	15,265	13,774
Noninterest expense	6,048	5,418	12,057	10,569
Income before income taxes	2,043	1,803	3,343	3,349
Income taxes	772	673	1,257	1,249
Insurance net income	$1,271	$1,130	$2,086	$2,100

Selected Financial Information
Average assets	$65,945	$64,909	$65,602	$64,329
Depreciation and amortization	$260	$312	$519	$631

Consolidated
Net interest income	$99,228	$86,448	$188,203	$173,392
Provision for loan losses, net	(6,398)	2,322	(9,236)	5,421
Noninterest income	43,714	43,760	88,053	87,545
Noninterest expense	107,195	87,959	209,340	173,733
Income before income taxes	42,145	39,927	76,152	81,783
Income taxes	11,024	10,578	20,165	22,114
Consolidated net income	$31,121	$29,349	$55,987	$59,669

Selected Financial Information
Average assets	$11,782,650	$9,826,939	$11,294,023	$9,790,973
Depreciation and amortization	$9,937	$7,267	$18,317	$13,856

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

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

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  The adoption of ASU 2012-06 did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 8 – FDIC Indemnification Asset.

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
Description of Business
Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2013, TNB had total assets of $11.750 billion, which represented approximately 99.0% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 215 offices and 3,119 full-time equivalent associates located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At June 30, 2013, TNB’s mortgage loan portfolio totaled approximately $1.037 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.327 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB.  During the third quarter of 2012, Trustmark completed the sale and reorganization of $929.0 million of assets managed by TIA for the Performance Funds Trust (Performance Funds) to Federated Investors, Inc. (Federated) and certain of Federated’s subsidiaries.  TIA no longer serves as investment adviser or custodian to the Performance Funds.  However, Performance Funds held by Trustmark wealth management clients at the time of the reorganization were converted to various pre-determined Federated funds, and remain in Trustmark wealth management accounts.  At June 30, 2013, Trustmark held assets under management and administration of $10.665 billion and brokerage assets of $1.539 billion.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At June 30, 2013, Somerville had total assets of $200.5 million.

On August 7, 2013, TNB filed an application with the Office of the Comptroller of the Currency (OCC) to merge Somerville with and into TNB, with TNB as the surviving entity in the merger.  TNB and Somerville are both wholly owned subsidiaries of Trustmark; as such, the proposed merger represents a business reorganization between affiliates.

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

Executive Overview

While the economy has shown moderate signs of improvement, the outlook remains uncertain.  Estimated employment growth in the United States fell slightly during the second quarter of 2013 to average 196,000 jobs created per month, compared to an average 207,000 jobs per month during the first quarter.  The unemployment rate remained steady at 7.6%, however, as more people reportedly entered the labor force looking for employment.  Consumer confidence was reported to have improved during the second quarter of 2013, reaching its highest level since January 2008.  These reports indicate that consumers’ assessments regarding current business and labor market conditions were more optimistic.  In the June 2013 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested overall economic activity expanded at a modest to moderate pace during the second quarter reporting period.  According to the Federal Reserve Districts’ reports most Districts noted expansion in the manufacturing sector, slight to moderate gains in consumer spending and a moderate increase in vehicle sales.  Residential real estate and construction activity reportedly increased at a moderate to strong pace in all Districts, while commercial real estate and construction activity reportedly increased at a modest to moderate pace in most Districts.  According to the Federal Reserve Districts’ reports, overall bank lending, credit quality, and deposits increased during the period, while credit standards remained largely unchanged.  These moderate signs of improvement in the economy have caused increased uncertainty regarding the Federal Reserve’s stimulus program and potential tightening of monetary policy.  Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing local markets place continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

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

The acquisition of BancTrust is consistent with Trustmark’s strategic plan to selectively expand the Trustmark franchise.  The acquisition provided Trustmark entry into more than 15 markets in Alabama and enhanced the Trustmark franchise in the Florida Panhandle.  See Note 2 – Business Combinations included elsewhere in this report for additional information regarding the BancTrust acquisition.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  Trustmark has continued to experience improvements in credit quality on loans held for investment (LHFI). As of June 30, 2013, classified LHFI balances decreased $48.9 million, or 16.9%, while criticized LHFI balances decreased $76.0 million, or 20.8%, when compared to balances at June 30, 2012.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of noted improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

TNB did not make significant changes to its loan underwriting standards during the first six months of 2013.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first six months of 2013.

Recent Legislative and Regulatory Developments

On June 7, 2012, the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC) and the OCC jointly issued proposed rules to enhance regulatory capital requirements.  The proposed rules were designed to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Act and international capital regulatory standards by the Basel Committee.  The proposed rules would have increased and revised the federal bank agencies’ current minimum risk-based and leverage capital ratio requirements; introduced new risk-weight calculation methods for the “standardized” denominator; adopted a minimum common equity Tier 1 risk-based capital requirement; revised regulatory capital components and calculations; required regulatory capital buffers above the minimum risk-based capital requirements for certain banking organizations; and more generally restructured the agencies’ capital rules.  Many of the proposed rules would have applied to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and savings and loan holding companies.  The proposed rules also addressed the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”

The new final rule revising regulatory capital requirements was issued by the Federal Reserve Board on July 2, 2013, and approved by the FDIC and the OCC on July 9, 2013.  The new final capital rule many of the new standards and requirements that were included in the proposed rules, such as a new common equity Tier 1 requirement and higher minimum Tier 1 requirements.  The new final capital rule contains three key changes from the proposed rules in an effort to reduce the burden on smaller banking organizations.  First, the new final capital rule does not change the current treatment of residential mortgage exposures.  Second, banking organizations that are not subject to the advanced approaches capital rules can opt not to incorporate most amounts reported as accumulated other comprehensive income (AOCI) in the calculation of their regulatory capital, which is consistent with the treatment of AOCI under the current rules.  Finally, smaller depository institution holding companies (those with assets less than $15 billion) and most mutual holding companies will be allowed to continue to count as Tier 1 capital most existing trust preferred securities that were issued prior to May 19, 2010 rather than phasing such securities out of regulatory capital.Most banking organizations will be required to apply the new capital rules on January 1, 2015.  It is expected that banking organizations subject to the new final capital rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity than they are currently required to hold.  Management is currently evaluating the impact the new final capital rules will have on Trustmark.

On January 18, 2013, the Consumer Financial Protection Bureau (CFPB), Federal Reserve Board, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to the Truth in Lending Act made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and becomes mandatory on January 18, 2014.  The six agencies subsequently issued a proposed rule on July 10, 2013, that would create exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  If implemented, this proposal is expected to provide creditors with some relief from the mortgage appraisal requirements.

On July 30, 2013, the Federal Reserve Board, OCC, and the FDIC proposed guidance describing supervisory expectations for company-run stress tests conducted by medium-sized firms with between $10 billion and $50 billion in total consolidated assets.  The guidance relates to annual company-run stress tests that were mandated by previous rules finalized in October 2012.  If implemented, this proposal is expected to provide firms with greater clarity as to the stress test requirements.  Because Trustmark did not exceed the $10 billion threshold until February 2013, it will not be subject to these stress test requirements until the fall of 2014.

Financial Highlights

Trustmark reported net income available to common shareholders of $31.1 million, or basic and diluted earnings per common share of $0.46 in the second quarter of 2013, compared to $29.3 million, or basic and diluted earnings per common share of $0.45, in the second quarter of 2012.  Trustmark’s performance during the quarter ended June 30, 2013, produced a return on average tangible common equity of 14.09% and a return on average assets of 1.06% compared to a return on average tangible common equity of 12.74% and a return on average assets of 1.20% during the quarter ended June 30, 2012.  During the six months ended June 30, 2013, Trustmark's net income available to common shareholders totaled $56.0 million, or basic and diluted earnings per common share of $0.84, a decrease of $3.7 million and $0.08 when compared to the six months ended June 30, 2012.  Trustmark's performance during the six months ended June 30, 2013, produced a return on average tangible common equity of 12.43% and a return on average assets of 1.00%, a decrease of 0.64% and 0.23%, respectively, when compared to the six months ended June 30, 2012.  Trustmark’s performance for the three and six months ended June 30, 2013 was significantly impacted by the BancTrust acquisition.  Highlights of the impact of the BancTrust acquisition are provided in the discussion below, while additional details are provided in the appropriate sections included elsewhere in this report.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable September 15, 2013, to shareholders of record on September 1, 2013.

At June 30, 2013, nonperforming assets, excluding acquired loans and covered other real estate, totaled $192.0 million, an increase of $31.5 million, or 19.6%, compared to December 31, 2012, and total nonaccrual LHFI were $74.3 million, representing a decrease of $8.0 million relative to December 31, 2012.  Total net recoveries for the six months ended June 30, 2013 were $1.9 million compared to total net charge-offs of $8.7 million for the same time period in 2012.

As discussed elsewhere in this report under the heading “Executive Overview”, Trustmark completed its merger with BancTrust on February 15, 2013.  At June 30, 2013, the carrying value of loans and deposits resulting from the BancTrust acquisition was $899.3 million and $1.669 billion, respectively.  The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $29.3 million and net income available to common shareholders, excluding non-routine merger expenses, of approximately $8.0 million through June 30, 2013.  Included in noninterest expense for the first six months of 2013 are non-routine BancTrust merger expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and employee benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).  Such operating results are not necessarily indicative of future operating results.

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

Selected Financial Data
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statements of Income
Total interest income	$105,900	$94,414	$201,355	$190,296
Total interest expense	6,672	7,966	13,152	16,904
Net interest income	99,228	86,448	188,203	173,392
Provision for loan losses, LHFI	(4,846)	650	(7,814)	3,943
Provision for loan losses, acquired loans	(1,552)	1,672	(1,422)	1,478
Noninterest income	43,714	43,760	88,053	87,545
Noninterest expense	107,195	87,959	209,340	173,733
Income before income taxes	42,145	39,927	76,152	81,783
Income taxes	11,024	10,578	20,165	22,114
Net Income	$31,121	$29,349	$55,987	$59,669

Common Share Data
Basic earnings per share	$0.46	$0.45	$0.84	$0.92
Diluted earnings per share	0.46	0.45	0.84	0.92
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average common equity	9.29%	9.40%	8.46%	9.66%
Return on average tangible common equity	14.09%	12.74%	12.43%	13.07%
Return on average assets	1.06%	1.20%	1.00%	1.23%
Net interest margin (fully taxable equivalent)	4.02%	4.15%	4.00%	4.17%

Credit Quality Ratios (1)
Net charge-offs/average loans	-0.05%	0.46%	-0.07%	0.29%
Provision for loan losses/average loans	-0.34%	0.04%	-0.27%	0.13%
Nonperforming loans/total loans (incl LHFS*)	1.29%	1.68%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.26%	2.88%
Allowance for loan losses/total loans (excl LHFS*)	1.31%	1.50%

June 30,	2013	2012
Consolidated Balance Sheets
Total assets	$11,863,312	$9,890,846
Securities	3,582,021	2,640,674
Loans held for investment and acquired loans (including LHFS*)	6,743,354	6,096,797
Deposits	9,817,592	7,995,857
Common shareholders' equity	1,326,819	1,258,495

Common Stock Performance
Market value - close	$24.58	$24.48
Common book value	19.76	19.43
Tangible common book value	13.57	14.64

Capital Ratios
Common equity/total assets	11.18%	12.72%
Tangible common equity/tangible assets	7.96%	9.90%
Tangible common equity/risk-weighted assets	11.57%	14.30%
Tier 1 leverage ratio	8.71%	10.63%
Tier 1 common risk-based capital ratio	11.79%	14.36%
Tier 1 risk-based capital ratio	12.55%	15.26%
Total risk-based capital ratio	13.89%	17.12%

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,344,360	$1,255,716	$1,334,986	$1,242,109
Less: Goodwill		(366,592)	(291,104)	(345,862)	(291,104)
Identifiable intangible assets		(48,402)	(17,762)	(41,831)	(16,233)
Total average tangible common equity		$929,366	$946,850	$947,293	$934,772

PERIOD END BALANCES
Total shareholders' equity		$1,326,819	$1,258,495
Less: Goodwill		(368,315)	(291,104)
Identifiable intangible assets		(46,889)	(19,356)
Total tangible common equity	(a)	$911,615	$948,035

TANGIBLE ASSETS
Total assets		$11,863,312	$9,890,846
Less: Goodwill		(368,315)	(291,104)
Identifiable intangible assets		(46,889)	(19,356)
Total tangible assets	(b)	$11,448,108	$9,580,386

Risk-weighted assets	(c)	$7,878,281	$6,631,887

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$31,121	$29,349	$55,987	$59,669
Plus: Intangible amortization net of tax		1,526	635	2,416	1,073
Net income adjusted for intangible amortization		$32,647	$29,984	$58,403	$60,742

Period end common shares outstanding	(d)	67,163,195	64,775,694

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity [1]		14.09%	12.74%	12.43%	13.07%
Tangible common equity/tangible assets	(a)/(b)	7.96%	9.90%
Tangible common equity/risk-weighted assets	(a)/(c)	11.57%	14.30%
Tangible common book value	(a)/(d)*1,000	$13.57	$14.64

		June 30,
TIER 1 COMMON RISK-BASED CAPITAL		2013	2012
Total shareholders' equity		$1,326,819	$1,258,495
Eliminate qualifying AOCI		36,088	(3,654)
Qualifying tier 1 capital		60,000	60,000
Disallowed goodwill		(368,315)	(291,104)
Adjustment to goodwill allowed for deferred taxes		13,740	12,330
Other disallowed intangibles		(46,889)	(19,356)
Disallowed servicing intangible		(6,038)	(4,358)
Disallowed deferred taxes		(26,411)	-
Total tier 1 capital		$988,994	$1,012,353
Less: Qualifying tier 1 capital		(60,000)	(60,000)
Total tier 1 common capital	(e)	$928,994	$952,353

Tier 1 common risk-based capital ratio	(e)/(c)	11.79%	14.36%

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

As previously discussed, Trustmark acquired BancTrust on February 15, 2013.  This acquisition resulted in additional net interest income of $16.9 million and $24.3 million for the three and six months ended June 30, 2013, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $1.027 billion and $1.001 billion, respectively, which are also included in the current period balances shown in the following three paragraphs.

Net interest income-FTE for the three and six months ended June 30, 2013, increased $11.8 million, or 12.1%, and $11.4 million, or 5.8%, respectively, when compared with the same periods in 2012.  The net interest margin decreased 17 basis points to 4.00% for the first six months of 2013, compared with the same time period in 2012.  The decrease in the net interest margin is primarily a result of a downward repricing of fixed rate assets and changes to Trustmark’s asset mix due to growth in lower yielding investment securities.  The impact of this was partially offset by the significant increase in acquired loans due to the BancTrust acquisition, the significant increase in recoveries of acquired impaired loans, as well as lower deposit costs.

Average interest-earning assets for the first six months of 2013 were $9.854 billion compared to $8.698 billion for the same time period in 2012, an increase of $1.157 billion.  The growth in average interest-earning assets was primarily due to an increase in average total securities and average acquired noncovered loans of $736.1 million and $682.5 million, respectively, during the first six months of 2013.  The increase in securities and acquired noncovered loans, which resulted primarily from the BancTrust acquisition, was partially offset by a decrease in average loans (LHFI and loans held for sale) of $237.9 million, or 4.0%, during the first six months of 2013.  The decrease in average loans is primarily attributable to pay-downs in 1-4 family mortgage loans.  During the first six months of 2013, interest on securities-taxable decreased $650 thousand, or 1.8%, as the yield on taxable securities decreased 76 basis points when compared with the same time period in 2012 due to the run-off of higher yielding securities replaced at lower yields.  During the first six months of 2013, interest and fees on LHFS and LHFI-FTE decreased $13.6 million, or 9.1%, due to lower average loan balances while the yield on loans fell to 4.75% compared to 5.00% during the same time period in 2012.  During the first six months of 2013, interest and fees on acquired loans increased $25.7 million while the yield on acquired loans fell to 8.64% compared to 12.28% during the same time period in 2012.  The increase in interest and fees on acquired loans and the decrease in the yield on acquired loans were a result of the significant increase in average acquired loans due to the BancTrust acquisition, which had a lower yield than the acquired loans at June 30, 2012, and approximately $9.5 million of recoveries of acquired impaired loans.  As a result of these factors, interest income-FTE increased $11.4 million, or 5.8%, when the first six months of 2013 is compared with the same time period in 2012. The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.56% for the first six months of 2012 to 4.27% for the same time period in 2013, a decrease of 29 basis points.

Average interest-bearing liabilities for the first six months of 2013 totaled $7.465 billion compared to $6.501 billion for the same time period in 2012, an increase of $963.9 million, or 14.8%. During the first six months of 2013, average interest-bearing deposits increased $1.031 billion, or 17.3%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $66.7 million, or 12.1%. The overall yield on interest-bearing liabilities declined 16 basis points when the first six months of 2013 is compared with the same time period in 2012, primarily due to a reduction in the costs of certificates of deposit and interest checking accounts. As a result of these factors, total interest expense for the first six months of 2013 decreased $3.8 million, or 22.2%, when compared with the same time period in 2012.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended June 30,
	2013			2012

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$6,808	$5	0.29%	$5,309	$5	0.38%
Securities – taxable	3,318,764	18,547	2.24%	2,371,611	17,352	2.94%
Securities – nontaxable	183,494	1,974	4.31%	186,665	2,086	4.49%
Loans (including LHFS)	5,735,296	67,750	4.74%	5,938,168	72,949	4.94%
Acquired loans	992,792	20,987	8.48%	167,558	5,097	12.23%
Other earning assets	34,752	372	4.29%	29,654	336	4.56%
Total interest-earning assets	10,271,906	109,635	4.28%	8,698,965	97,825	4.52%
Cash and due from banks	284,056			272,283
Other assets	1,311,262			947,914
Allowance for loan losses, net	(84,574)			(92,223)
Total Assets	$11,782,650			$9,826,939

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,320,718	5,071	0.28%	$5,995,811	6,465	0.43%
Federal funds purchased and securities sold under repurchase agreements	312,865	88	0.11%	280,726	142	0.20%
Other borrowings	193,635	1,513	3.13%	191,981	1,359	2.85%
Total interest-bearing liabilities	7,827,218	6,672	0.34%	6,468,518	7,966	0.50%
Noninterest-bearing demand deposits	2,451,547			1,998,077
Other liabilities	159,525			104,628
Shareholders' equity	1,344,360			1,255,716
Total Liabilities and Shareholders' Equity	$11,782,650			$9,826,939

Net Interest Margin		102,963	4.02%		89,859	4.15%

Less tax equivalent adjustment		3,735			3,411

Net Interest Margin per Consolidated Statements of Income		$99,228			$86,448

Yield/Rate Analysis Table
($ in thousands)

	Six Months Ended June 30,
	2013			2012

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$6,714	$9	0.27%	$7,439	$11	0.30%
Securities - taxable	3,102,923	35,086	2.28%	2,366,227	35,736	3.04%
Securities - nontaxable	183,955	3,992	4.38%	184,567	4,188	4.56%
Loans (including LHFS)	5,738,301	135,162	4.75%	5,976,151	148,730	5.00%
Acquired loans	787,764	33,769	8.64%	131,551	8,034	12.28%
Other earning assets	34,707	727	4.22%	31,878	666	4.20%
Total interest-earning assets	9,854,364	208,745	4.27%	8,697,813	197,365	4.56%
Cash and due from banks	277,435			252,211
Other assets	1,247,729			933,092
Allowance for loan losses, net	(85,505)			(92,143)
Total Assets	$11,294,023			$9,790,973

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,978,663	9,980	0.29%	$5,948,062	13,818	0.47%
Federal funds purchased and securities sold under repurchase agreements	290,038	169	0.12%	358,998	313	0.18%
Other borrowings	196,522	3,003	3.08%	194,238	2,773	2.87%
Total interest-bearing liabilities	7,465,223	13,152	0.36%	6,501,298	16,904	0.52%
Noninterest-bearing demand deposits	2,325,993			1,933,918
Other liabilities	167,821			113,648
Shareholders' equity	1,334,986			1,242,109
Total Liabilities and Shareholders' Equity	$11,294,023			$9,790,973

Net Interest Margin		195,593	4.00%		180,461	4.17%

Less tax equivalent adjustment		7,390			7,069

Net Interest Margin per Consolidated Statements of Income		$188,203			$173,392

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, LHFI for the first six months of 2013 totaled a negative $7.8 million, or -0.27% of average loans, compared with a positive provision of $3.9 million, or 0.13% of average loans, for the same time period in 2012.  Reduced loan provisioning during the first six months of 2013 was a result of decreased levels of criticized LHFI, a net recovery position, adequate reserves established in prior periods for both new and existing impaired LHFI, net loan risk rate upgrades and a smaller overall loan portfolio.

Provision for Loan Losses, LHFI
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Alabama	$232	$-	$908	$-
Florida	(3,425)	(770)	(7,100)	(31)
Mississippi (1)	(520)	1,141	(2,440)	5,293
Tennessee (2)	(335)	839	(713)	810
Texas	(798)	(560)	1,531	(2,129)
Total provision for loan losses, LHFI	$(4,846)	$650	$(7,814)	$3,943

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

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection. The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans balance accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The provision for loan losses, acquired loans totaled a negative $1.6 million and $1.4 million for the three and six months ended June 30, 2013, respectively, compared with a positive provision of $1.7 million and $1.5 million for the same time periods in 2012.  The provision for loan losses, acquired loans for loans acquired from BancTrust totaled a positive $226 thousand for the three and six months ended June 30, 2013.  The decrease in the provision for loan losses, acquired loans during the first six months of 2013 was a result of changes in expectations based on the periodic re-estimations performed during the period.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Noninterest income represented 30.5% and 31.8% of total revenue, before securities gains, net for the three and six months ended June 30, 2013, and 33.6% and 33.3% of total revenue, before securities gains, net for the three and six months ended June 30, 2012, respectively.  Total noninterest income before securities gains, net for the three months ended June 30, 2013 totaled $43.5 million, a decrease of $228 thousand, or 0.5%, when compared to the same period in 2012.  Total noninterest income before securities gains, net for the six months ended June 30, 2013 totaled $87.7 million, an increase of $1.2 million, or 1.4%, when compared to the same period in 2012.  The comparative components of noninterest income for the periods ended June 30, 2013 and 2012 are shown in the accompanying table:

Noninterest Income
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Service charges on deposit accounts	$12,929	$12,614	$315	2.5%	$24,610	$24,825	$(215)	-0.9%
Mortgage banking, net	8,295	11,184	(2,889)	-25.8%	19,878	18,479	1,399	7.6%
Bank card and other fees	9,507	8,179	1,328	16.2%	17,452	15,543	1,909	12.3%
Insurance commissions	8,014	7,179	835	11.6%	15,256	13,785	1,471	10.7%
Wealth management	6,940	5,762	1,178	20.4%	13,815	11,263	2,552	22.7%
Other, net	(2,145)	(1,150)	(995)	-86.5%	(3,336)	2,608	(5,944)	n/m
Total Noninterest Income before securities gains, net	43,540	43,768	(228)	-0.5%	87,675	86,503	1,172	1.4%
Security gains (losses), net	174	(8)	182	n/m	378	1,042	(664)	-63.7%
Total Noninterest Income	$43,714	$43,760	$(46)	-0.1%	$88,053	$87,545	$508	0.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first six months of 2013 totaled $24.6 million, a decrease of $215 thousand from the same time period in 2012.  BancTrust contributed approximately $1.7 million of service charges on deposit accounts for the first six months of 2013.  Service charges on deposit accounts, excluding BancTrust, during the first six months of 2013 totaled $22.9 million, a decrease of $1.9 million from the same time period in 2012.  This decrease was primarily due to a decrease in non-sufficient funds/overdraft fees, excluding BancTrust, of approximately $1.5 million.  This decrease was a result of the modification to the processing sequence component of Trustmark’s overdraft programs, which became effective on October 1, 2012.  Management estimates this modification could reduce service charges on deposit accounts included in noninterest income by approximately $3.0 million on an annual basis.

Mortgage Banking, Net

Net revenue from mortgage banking totaled $8.3 million for the three months ended June 30, 2013 a decrease of $2.9 million, or 25.8%, when compared to the same time period in 2012.  The decrease in net revenue from mortgage banking during the second quarter of 2013 was primarily due to a net valuation decrease in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts, partially offset by an increase in gain on sales of loans, net.  Net revenue from mortgage banking was $19.9 million during the first six months of 2013 compared with $18.5 million for the same time period in 2012, as shown in the accompanying table.  The $1.4 million increase in net revenue from mortgage banking for the first six months of 2013 was primarily due to a significant increase in gain on sales of loans, net as well as the net positive hedge ineffectiveness, which was partially offset by a net valuation decrease in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.  Loans serviced for others totaled $5.327 billion at June 30, 2013, compared with $4.787 billion at June 30, 2012.

The following table illustrates the components of mortgage banking revenue included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Mortgage servicing income, net	$4,385	$3,891	$494	12.7%	$8,652	$7,777	$875	11.3%
Change in fair value-MSR from runoff	(2,756)	(2,320)	(436)	-18.8%	(5,216)	(4,426)	(790)	-17.8%
Gain on sales of loans, net	7,597	6,302	1,295	20.5%	17,762	12,771	4,991	39.1%
Other, net	(1,052)	3,139	(4,191)	n/m	(2,701)	3,203	(5,904)	n/m
Mortgage banking income before hedge ineffectiveness	8,174	11,012	(2,838)	-25.8%	18,497	19,325	(828)	-4.3%
Change in fair value-MSR from market changes	6,467	(5,926)	12,393	n/m	7,594	(5,678)	13,272	n/m
Change in fair value of derivatives	(6,346)	6,098	(12,444)	n/m	(6,213)	4,832	(11,045)	n/m
Net positive (negative) hedge ineffectiveness	121	172	(51)	-29.7%	1,381	(846)	2,227	n/m
Mortgage banking, net	$8,295	$11,184	$(2,889)	-25.8%	$19,878	$18,479	$1,399	7.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Representing a significant component of mortgage banking income is gain on sales of loans, net, which equaled $17.8 million during the first six months of 2013 compared with $12.8 million for the same time period in 2012.  The increase in the gain on sales of loans, net during the first six months of 2013 resulted from higher profit margins from secondary marketing activities.  Loan sales totaled $784.0 million during the first six months of 2013, a decrease of $10.8 million when compared with the same time period in 2012.

During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for the first six months of 2013.  For additional information, please see “Loans Held for Sale (LHFS)” included elsewhere in this report.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $121 thousand and $172 thousand for the three months ended June 30, 2013 and 2012, respectively, and a net positive ineffectiveness of $1.4 million and a net negative ineffectiveness of $846 thousand experienced for the six months ended June 30, 2013 and 2012, respectively.  The net positive ineffectiveness primarily resulted from the widening of the spread between primary mortgage rates and yields on the ten-year Treasury note as well as hedge income produced by a positively-sloped yield curve and net option premium.

Other mortgage banking income, net decreased by approximately $4.2 million and $5.9 million when comparing the three and six months ended June 30, 2013 with the same period in 2012 and resulted primarily from a net valuation decrease in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Bank Card and Other Fees

Bank card and other fees totaled $17.5 million during the first six months of 2013 compared with $15.5 million for the same time period in 2012.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase was primarily the result of growth in fees earned on bank card products.  BancTrust contributed approximately $799 thousand in bank card and other fees.

The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to authorize the Federal Reserve Board (FRB) to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective as of October 1, 2011.  On July 31, 2013, however, the United States District Court for the District of Columbia held that, in determining the debit card interchange fee standard in the final rule, the FRB improperly considered costs it was prohibited by the EFTA from considering.  The court, accordingly, remanded to the FRB with instructions to vacate the final rule, but stayed the order to vacate to provide the FRB an opportunity to replace the invalid portions of the final rule.  Management is closely monitoring developments, but cannot predict what, if any, action the FRB may take in response to the court’s decision (including a potential appeal).  Any revision to the debit card interchange fee standard to comply with the court’s interpretation of the EFTA may impose a lower maximum permissible interchange fee on Trustmark, which would affect the accuracy of Management’s prediction of the impact of the interchange fee rule on Trustmark’s results of operations.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2012, the annual measurement date, Trustmark had assets of less than $10.0 billion; therefore, no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to noninterest income is expected during 2013. However, following the closing of the merger with BancTrust on February 15, 2013, Trustmark had assets greater than $10.0 billion.  Trustmark therefore will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule as issued on June 29, 2011 could reduce noninterest income by approximately $7.0 million to $10.0 million on an annual basis given Trustmark’s current debit card volumes (includes the impact of BancTrust).  Management is continuing to evaluate Trustmark’s product structure and services in light of the anticipated impact of the FRB final rule.

Insurance Commissions

Insurance commissions were $15.3 million during the first six months of 2013 compared with $13.8 million for the same time period in 2012.  The increase in insurance commissions experienced during the first six months of 2013 was primarily due to new business commission volume and increasing premium rates on commercial property and casualty policies and group health coverage.  Improvements in these business lines compensated for a small decline in personal and life insurance sales.  Downward rate pressures on insurable risks have begun to subside, with most lines experiencing price increases as renewals occur.  General business activity has improved slightly, resulting in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management income totaled $13.8 million for the first six months of 2013, an increase of $2.6 million when compared with the same time period in 2012.  BancTrust wealth management operations contributed approximately $1.6 million of the increase for the first six months of 2013.  Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income, excluding BancTrust, was primarily attributable to brokerage services.  During the second quarter of 2013, the Custody Services Department assumed a custody role over a large public entity account which significantly increased the assets under administration.  At June 30, 2013 and 2012, Trustmark held assets under management and administration of $10.665 billion and $7.514 billion, respectively, and brokerage assets of $1.539 billion and $1.225 billion, respectively.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented:

Other Income, Net
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,221)	$(1,491)	$(730)	-49.0%	$(4,338)	$(2,913)	$(1,425)	-48.9%
Bargain purchase gain on acquisition	-	881	(881)	-100.0%	-	3,635	(3,635)	-100.0%
Decrease in FDIC indemnification asset	(2,317)	(2,289)	(28)	-1.2%	(3,682)	(2,370)	(1,312)	-55.4%
Other miscellaneous income	2,393	1,749	644	36.8%	4,684	4,256	428	10.1%
Total other, net	$(2,145)	$(1,150)	$(995)	-86.5%	$(3,336)	$2,608	$(5,944)	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for the first six months of 2013 was a negative $3.3 million compared with a positive $2.6 million for the same time period in 2012.  The decrease of $5.9 million during the first six months of 2013 is primarily the result of the $1.4 million increase in partnership amortization for tax credit purposes and the $3.7 million write-down of the FDIC indemnification asset during the first six months of 2013 as well as the nonrecurring bargain purchase gain of $3.6 million resulting from Trustmark’s acquisition of Bay Bank during the first quarter of 2012.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During the first six months of 2013, Trustmark sold approximately $67.2 million in available for sale securities, generating a net gain of $378 thousand.  Similarly, during the first six months of 2012, Trustmark sold approximately $33.8 million in available for sale securities, generating a net gain of $1.0 million.

Noninterest Expense

Trustmark’s noninterest expense for the three and six months ended June 30, 2013 increased $19.2 million, or 21.9%, and $35.6 million, or 20.5%, when compared with the same time period in 2012, respectively.  The increase in noninterest expense during the three months ended June 30, 2013 was primarily attributable to BancTrust operating expenses of $11.4 million as well as an increase in ORE/Foreclosure expense.  The increase in noninterest expense during the first six months of 2013 was primarily attributable to BancTrust non-routine merger expenses of $9.4 million and BancTrust operating expenses of $18.1 million.  Excluding BancTrust, noninterest expense for the three and six months ended June 30, 2013 increased $7.8 million, or 8.9%, and $8.2 million, or 4.7%, when compared with the same time period in 2012, respectively.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  The comparative components of noninterest expense for the periods ended June 30, 2013 and 2012 are shown in the accompanying table:

Noninterest Expense
($ in thousands)

	Three Months Ended June 30,					Six Months Ended June 30,
	2013	2012	$ Change	% Change		2013	2012	$ Change	% Change
Salaries and employee benefits	$55,405	$46,959	$8,446	18.0%		$108,997	$93,391	$15,606	16.7%
Services and fees	12,816	11,750	1,066	9.1%		25,848	22,497	3,351	14.9%
Net occupancy-premises	6,703	4,954	1,749	35.3%		12,658	9,892	2,766	28.0%
Equipment expense	6,193	5,183	1,010	19.5%		11,867	10,095	1,772	17.6%
ORE/Foreclosure expense:
Writedowns	3,077	1,682	1,395	82.9%		5,038	4,090	948	23.2%
Carrying costs	2,054	706	1,348	n/	m	3,913	2,200	1,713	77.9%
Total ORE/Foreclosure expense	5,131	2,388	2,743	n/	m	8,951	6,290	2,661	42.3%
FDIC assessment expense	2,376	1,826	550	30.1%		4,397	3,601	796	22.1%
Other expense	18,571	14,899	3,672	24.6%		36,622	27,967	8,655	30.9%
Total noninterest expense	$107,195	$87,959	$19,236	21.9%		$209,340	$173,733	$35,607	20.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $109.0 million for the first six months of 2013 compared with $93.4 million for the same time period in 2012.  This increase primarily reflects modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in incentives for mortgage loan originators as well as $10.6 million in additional salaries and employee benefits resulting from the BancTrust acquisition.  Salaries and employee benefits expense for BancTrust included non-routine merger expenses of $1.4 million for change in control and severance expense.

ORE/Foreclosure Expense

ORE/Foreclosure expense totaled $5.1 million and $9.0 million for the three and six months ended June 30, 2013 compared with $2.4 million and $6.3 million for the same time period in 2012, respectively.  The increase in ORE/Foreclosure expense was primarily attributable to increases in the carrying cost of other real estate due to the increase in other real estate activity compared to 2012. The increase in other real estate write-downs was primarily due to the write-down of a property in the Tennessee market region during the second quarter of 2013.

FDIC Assessment Expense

During the first six months of 2013, FDIC insurance expense increased $796 thousand, or 22.1% when compared with the same time period in 2012, primarily resulting from $770 thousand of additional fees for BancTrust, which was partially offset by the FDIC’s revised deposit insurance assessment methodology.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at December 31, 2012, Trustmark benefitted from the change in the assessment methodology during the first six months of 2013.  Trustmark had assets greater than $10.0 billion following the merger with BancTrust, and thus, will lose the benefit of this offset beginning in 2014.  Management estimates the change in the assessment methodology will have an immaterial impact on Trustmark’s results of operations.

Other Expense

Other noninterest expense consisted of the following for the periods presented:

Other Expense
($ in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Loan expense	$4,267	$8,299	$(4,032)	-48.6%	$7,262	$13,824	$(6,562)	-47.5%
Non-routine transaction expenses on acquisition	-	-	-	-	7,920	1,917	6,003	n/m
Amortization of intangibles	2,472	1,028	1,444	n/m	3,914	1,738	2,176	n/m
Other miscellaneous expense	11,832	5,572	6,260	n/m	17,526	10,488	7,038	67.1%
Total other expense	$18,571	$14,899	$3,672	24.6%	$36,622	$27,967	$8,655	30.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other expense for the three and six months ended June 30, 2013 increased $3.7 million, or 24.6%, and $8.7 million, or 30.9%, respectively, compared to the same time period in 2012.  The growth in other expense for the three months ended June 30, 2013 was primarily due to the increase in the amortization of the core deposit intangible as a result of the BancTrust acquisition and the $4.0 million of non-routine litigation expense included in other miscellaneous expense related to a proposed settlement on Trustmark’s overdraft fees for insufficient funds on debit card purchases and ATM withdrawals as previously disclosed in the Current Report on Form 8-K filed on June 26, 2013.  The growth in other expenses during the six months ended June 30, 2013 was primarily due to $7.9 million of non-routine merger expenses from the BancTrust acquisition which included $2.2 million of professional fees and $5.7 million of contract termination and other expenses as well as the $4.0 million of non-routine litigation expense related to the proposed settlement.  The increase in amortization of intangibles, non-routine transaction expenses on acquisition and other miscellaneous expense were partially offset by a decrease in loan expenses that resulted from lower mortgage foreclosure expenses and mortgage loan putback expenses for the three and six months ended June 30, 2013.

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

The total mortgage loan servicing putback expenses incurred by Trustmark during the three and six months ended June 30, 2013 were $295 thousand and $885 thousand, compared to $5.2 million and $7.1 million for the three and six months ended June 30, 2012, respectively.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan servicing putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter of 2012.  At June 30, 2013 and December 31, 2012, the reserve for mortgage loan servicing putback expenses were $5.9 million and $7.8 million, respectively.

There is inherent uncertainty in reasonably estimating the requirement for reserves against future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Trustmark believes that it has appropriately reserved for potential mortgage loan servicing putback requests.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking, Wealth Management and Insurance.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the six months ended June 30, 2013 and 2012.

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through approximately 215 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Trustmark’s acquisition of BancTrust contributed approximately $24.3 million to net interest income, $3.4 million to noninterest income and $27.4 million to noninterest expense of the General Banking Division during the first six months of 2013, which are also included in the current period balances shown in the following three paragraphs.

Net interest income for the six months ended June 30, 2013 increased $14.9 million when compared with the same time period in 2012. The growth in net interest income is mostly due to the significant increase in interest and fees on acquired loans due to the BancTrust acquisition as well as modest declines in the cost of interest-bearing deposits, partially offset by downward repricing of loans and securities.  The provision for loan losses, net for the six months ended June 30, 2013 totaled a negative $9.2 million compared to a positive $5.4 million for the same period in 2012, a decrease of $14.6 million.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI, and Provision for Loan Losses, Acquired Loans, located elsewhere in this report.

Noninterest income for the General Banking Division decreased $3.5 million during the first six months of 2013 compared to the same time period in 2012.  Noninterest income for the General Banking Division represents 24.1% of total revenues for the first six months of 2013 as opposed to 26.7% for the same time period in 2012, and includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division increased $32.1 million during the first six months of 2013 when compared with the same time period in 2012.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

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

During the first six months of 2013, net income for the Wealth Management Division increased $270 thousand, or 14.9%, when compared to the same time period in 2012.  Noninterest income increased $2.5 million when the first six months of 2013 are compared to the same time period in 2012.  BancTrust contributed approximately $1.6 million of noninterest income to the Wealth Management Division for the first six months of 2013.  The increase in noninterest income, excluding BancTrust, was primarily attributable to brokerage services.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this report.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first six months of 2013, net income for the Insurance Division decreased $14 thousand, or 0.7%, when compared to the same time period in 2012.  Noninterest income increased $1.5 million when the first six months of 2013 are compared to the same time period in 2012.  The increase in noninterest income was due to expanded business development efforts as well as the continued firming of insurance rates.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this report.

Income Taxes

For the six months ended June 30, 2013, Trustmark’s combined effective tax rate was 26.5% compared to 27.0% for the same time period in 2012.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnership losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial net increase in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $9.854 billion, or 87.3% of total assets, at June 30, 2013, compared with $8.698 billion, or 88.8% of total assets, at June 30, 2012, an increase of $1.157 billion, or 13.3%.  Approximately $1.027 billion of the increase in average earning assets was attributed to the BancTrust acquisition.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio increased to 4.7 years at June 30, 2013, compared to 3.7 years at December 31, 2012, primarily due to slower mortgage prepayment estimates.

When compared with December 31, 2012, total investment securities increased by $882.1 million during the first six months of 2013.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and pay-downs, as well as $399.6 million of securities attributable to the BancTrust acquisition.  During the first six months of 2013, Trustmark sold approximately $67.2 million in securities, generating a gain of $378 thousand, compared with $33.8 million sold during the same time period in 2012, which generated a gain of $1.0 million.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  At June 30, 2013, available for sale securities totaled $3.512 billion, which represented 98.0% of the securities portfolio, compared to $2.658 billion, or 98.4%, at December 31, 2012.  At June 30, 2013, unrealized gains, net on available for sale securities totaled $2.5 million compared with unrealized gains, net of $72.8 million at December 31, 2012. The decrease in the value of the available for sale securities portfolio during the first six months of 2013 was primarily attributable to the rising interest rate environment.  At June 30, 2013, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2013, held to maturity securities totaled $70.3 million and represented 2.0% of the total securities portfolio, compared with $42.2 million, or 1.6%, at December 31, 2012.

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

As of June 30, 2013, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at June 30, 2013:

Securities Portfolio by Credit Rating (1)
($ in thousands)

	June 30, 2013
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$3,259,854	92.9%	$3,254,716	92.7%
Aa1 to Aa3	137,911	3.9%	142,428	4.1%
A1 to A3	11,804	0.3%	12,282	0.3%
Baa1 to Baa3	-	-	-	-
Not Rated (2)	99,577	2.9%	102,257	2.9%
Total securities available for sale	$3,509,146	100.0%	$3,511,683	100.0%

Securities Held to Maturity
Aaa	$40,043	56.9%	$38,329	53.3%
Aa1 to Aa3	19,959	28.4%	22,822	31.7%
A1 to A3	1,119	1.6%	1,152	1.6%
Baa1 to Baa3	331	0.5%	349	0.5%
Not Rated (2)	8,886	12.6%	9,281	12.9%
Total securities held to maturity	$70,338	100.0%	$71,933	100.0%

(1) - Credit ratings obtained from Moody's Investors Service.
(2) - Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2013, approximately 92.7% of the available for sale securities and 56.9% of held to maturity securities were rated Aaa.

Loans Held for Sale (LHFS)

At June 30, 2013, LHFS totaled $202.7 million, consisting of $175.7 million of residential real estate mortgage loans in the process of being sold to third parties and $27.0 million of GNMA optional repurchase loans.  At December 31, 2012, LHFS totaled $258.0 million, consisting of $198.2 million in residential real estate mortgage loans in the process of being sold to third parties and $59.8 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

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

During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for the first six months of 2013.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the second quarter of 2013 or the first six months of 2012.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at June 30, 2013 totaled $5.577 billion compared to $5.593 billion at December 31, 2012, a decrease of $15.4 million.  LHFI at June 30, 2013 included $44.2 million of LHFI in the Alabama market region and $1.2 million of LHFI in the Florida market region as a result of the BancTrust acquisition.  The decline in LHFI is directly attributable to pay-downs in 1-4 family mortgage loans as well as the decision in prior years to discontinue indirect consumer auto loan financing, which was partially offset by growth in the construction and land development loan portfolio.  The construction lending portfolio increase of $50.3 million was the result of growth in the Alabama, Mississippi, Tennessee, and Texas market regions.  The 1-4 family mortgage loan portfolio decline of $82.6 million was due to pay-downs in the portfolio since December 31, 2012, as many customers continued to take advantage of opportunities to refinance existing mortgages at lower interest rates.  Trustmark has elected to sell the vast majority of these lower-rate, longer-term mortgage loans in the secondary market rather than replacing the runoff in this portfolio.  Based on the interest rate spread, Management felt it was more profitable to sell these lower-rate, longer-term mortgage loans than to record the loans on the balance sheet and add liquidity and interest rate risk.  The consumer loan portfolio decrease of $11.3 million primarily represents a decrease in the indirect consumer auto portfolio.  The indirect auto portfolio balance at June 30, 2013 was $10.4 million compared with $25.5 million at December 31, 2012.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented:

LHFI by Type
($ in thousands)

	June 30,	December 31,
	2013	2012
Loans secured by real estate:
Construction, land development and other land loans	$519,263	$468,975
Secured by 1- 4 family residential properties	1,414,871	1,497,480
Secured by nonfarm, nonresidential properties	1,406,930	1,410,264
Other	192,568	189,949
Commercial and industrial loans	1,169,327	1,169,513
Consumer loans	160,318	171,660
Other loans	714,105	684,913
LHFI	5,577,382	5,592,754
Less allowance for loan losses, LHFI	72,825	78,738
Net LHFI	$5,504,557	$5,514,016

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages), credit cards and indirect consumer auto loans.  These loans are included in the Mississippi Region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi.

The LHFI composition by region at June 30, 2013 is illustrated in the following table and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	June 30, 2013
LHFI Composition by Region (1)	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$519,263	$6,976	$81,982	$260,588	$46,453	$123,264
Secured by 1-4 family residential properties	1,414,871	1,876	48,361	1,205,131	137,289	22,214
Secured by nonfarm, nonresidential properties	1,406,930	7,456	151,360	747,660	155,089	345,365
Other	192,568	3,885	5,508	145,885	9,888	27,402
Commercial and industrial loans	1,169,327	9,207	11,730	776,215	96,661	275,514
Consumer loans	160,318	5,766	2,460	131,823	17,579	2,690
Other loans	714,105	9,023	24,968	579,980	31,496	68,638
LHFI	$5,577,382	$44,189	$326,369	$3,847,282	$494,455	$865,087

Construction, Land Development and Other Land Loans by Region (1)
Lots	$48,459	$252	$31,247	$13,055	$888	$3,017
Development	72,660	-	9,148	42,729	4,216	16,567
Unimproved land	142,970	1,985	39,055	62,371	15,419	24,140
1-4 family construction	81,058	3,337	2,532	56,507	1,520	17,162
Other construction	174,116	1,402	-	85,926	24,410	62,378
Construction, land development and other land loans	$519,263	$6,976	$81,982	$260,588	$46,453	$123,264

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$147,926	$575	$40,289	$56,413	$18,806	$31,843
Office	178,142	2,205	35,442	88,632	6,987	44,876
Nursing homes/assisted living	100,307	-	-	91,651	4,527	4,129
Hotel/motel	64,430	-	853	29,094	25,208	9,275
Industrial	54,172	703	8,823	12,785	144	31,717
Health care	20,154	213	-	10,827	113	9,001
Convenience stores	9,169	-	-	5,988	744	2,437
Other	153,903	2,667	20,854	72,510	4,802	53,070
Total income producing loans	728,203	6,363	106,261	367,900	61,331	186,348

Owner-occupied:
Office	105,474	396	14,594	63,427	3,742	23,315
Churches	80,270	-	3,143	43,397	26,206	7,524
Industrial warehouses	95,028	213	3,224	44,435	3,312	43,844
Health care	105,630	-	14,058	60,635	15,491	15,446
Convenience stores	59,769	-	1,698	35,335	3,764	18,972
Retail	36,763	-	3,737	24,859	3,076	5,091
Restaurants	30,817	-	889	23,572	4,606	1,750
Auto dealerships	13,876	-	333	11,721	1,772	50
Other	151,100	484	3,423	72,379	31,789	43,025
Total owner-occupied loans	678,727	1,093	45,099	379,760	93,758	159,017
Loans secured by nonfarm, nonresidential properties	$1,406,930	$7,456	$151,360	$747,660	$155,089	$345,365

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At June 30, 2013, Trustmark held “alt A” mortgages with an aggregate principal balance of $2.1 million (0.06% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

Trustmark’s allowance for loan loss methodology segregates the commercial purpose and commercial construction LHFI portfolios into nine separate loan types (or pools) which have similar characteristics such as repayment, collateral and risk profiles.  The nine basic loan pools are further segregated into Trustmark’s five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas, to take into consideration the uniqueness of each market.  A 10-point risk rating system is utilized for each separate loan pool to apply a reserve factor consisting of quantitative and qualitative components to determine the needed allowance by each loan type.  As a result, there are 450 risk rate factors for commercial loan types.  The nine separate pools are shown below:

Commercial Purpose LHFI
•            Real Estate – Owner Occupied
•            Real Estate – Non-Owner Occupied
•            Working Capital
•            Non-Working Capital
•            Land
•            Lots and Development
•            Political Subdivisions

Commercial Construction LHFI
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

During the fourth quarter of 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The change in the quantitative methodology allows Trustmark to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allows for a greater sensitivity to current trends such as economic and performance changes, which includes current loss profiles, and creates a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties are being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded during the fourth quarter of 2012 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

The allowance for loan loss methodology segregates the consumer LHFI portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profiles.  These homogeneous pools of loans are shown below:

•	Residential Mortgage

•	Direct Consumer
•	Auto Finance
•	Junior Lien on 1-4 Family Residential Properties
•	Credit Cards
•	Overdrafts

The historical loss experience for these pools is determined by calculating a 12-quarter rolling average of net charge-offs, one quarter in arrears, which is applied to each pool to establish the quantitative aspect of the methodology.  Where, in Management’s estimation,  the calculated loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each pool to establish the qualitative aspect of the methodology, which represents the perceived risks across the loan portfolio at the current point in time.

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

At June 30, 2013, the allowance for loan losses, LHFI was $72.8 million, a decrease of $5.9 million when compared with December 31, 2012.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at June 30, 2013, was 158.8%, compared to 174.5% at December 31, 2012.  Allocation of Trustmark’s $72.8 million allowance for loan losses, LHFI represented 1.48% of commercial LHFI and 0.84% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.31% as of June 30, 2013.  This compares with an allowance to total LHFI of 1.41% at December 31, 2012, which was allocated to commercial LHFI at 1.59% and to consumer and mortgage LHFI at 0.97%.

Recoveries exceeded charge-offs for the first six months of 2013 resulting in a net recovery of $1.9 million, or -0.07% of average LHFI, compared to net charge-offs of $8.7 million, or 0.29% of average LHFI, during the same time period in 2012.  Florida had the highest recoveries, which totaled $2.3 million for the first six months of 2013.  The increase in net recoveries can be primarily attributed to impaired LHFI paid off in excess of the book value, which is net of previous charge-downs.  The net charge-offs exceeded the provision for Mississippi and Tennessee for the first six months of 2013 because a large portion of charge-offs had been fully reserved in prior periods.  An immaterial amount of net charge-offs for the Alabama market region were recorded in the first six months of 2013 due primarily to overdrafts on deposit accounts acquired in the BancTrust merger.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net (Recoveries) Charge-Offs (1)
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Alabama	$67	$-	$78	$-
Florida	(1,426)	4,491	(2,275)	5,986
Mississippi (2)	291	1,751	1	2,002
Tennessee (3)	103	536	352	759
Texas	194	(58)	(57)	(95)
Total net (recoveries) charge-offs	$(771)	$6,720	$(1,901)	$8,652

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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets, excluding acquired loans and covered other real estate, totaled $192.0 million at June 30, 2013, an increase of $31.5 million relative to December 31, 2012.  Collectively, total nonperforming assets to total nonacquired loans and noncovered other real estate at June 30, 2013 was 3.26% compared to 2.71% at December 31, 2012.  During the first six months of 2013, nonperforming LHFI decreased $8.0 million, or 9.8%, relative to December 31, 2012 to total $74.3 million, or 1.29% of total LHFI and LHFS.

Nonperforming Assets (1)
($ in thousands)

	June 30, 2013	December 31, 2012
Nonaccrual loans
Alabama	$73	$-
Florida	15,916	19,314
Mississippi (2)	41,761	38,960
Tennessee (3)	4,482	8,401
Texas	12,086	15,688
Total nonaccrual loans	74,318	82,363
Other real estate
Alabama	27,245	-
Florida	35,025	18,569
Mississippi (2)	26,843	27,771
Tennessee (3)	15,811	17,589
Texas	12,788	14,260
Total other real estate	117,712	78,189
Total nonperforming assets	$192,030	$160,552

Nonperforming assets/total loans (including loans held for sale) and ORE	3.26%	2.71%

Loans Past Due 90 days or more and still Accruing
LHFI	$4,194	$6,378

LHFS-Guaranteed GNMA serviced loans (4)	$14,003	$43,073

(1) - Excludes Acquired Loans and Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4) - No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

The following table illustrates nonaccrual LHFI by loan type for the periods presented:

Nonaccrual LHFI by Loan Type (1)
($ in thousands)

	June 30, 2013	December 31,2012
Construction, land development and other land loans	$16,259	$27,105
Secured by 1-4 family residential properties	23,837	27,114
Secured by nonfarm, nonresidential properties	18,418	18,289
Other loans secured by real estate	511	3,956
Commercial and industrial	14,193	4,741
Consumer loans	267	360
Other loans	833	798
Total Nonaccrual LHFI by Type	$74,318	$82,363

(1) - Excludes Acquired Loans

Other real estate, excluding covered other real estate, includes assets that have been acquired through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At June 30, 2013, total other real estate, excluding covered other real estate, was $117.7 million an increase of $39.5 million when compared with December 31, 2012.  The BancTrust acquisition contributed $44.8 million of the increase in other real estate, excluding covered other real estate.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, declined $5.3 million when compared with December 31, 2012.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented:

Other Real Estate by Property Type (1)
($ in thousands)

	June 30, 2013	December 31,2012
Construction, land development and other land properties	$62,762	$46,957
1-4 family residential properties	12,489	8,134
Nonfarm, nonresidential properties	39,861	22,760
Other real estate properties	2,600	338
Total other real estate, excluding covered other real estate	$117,712	$78,189

(1) - Excludes Covered Other Real Estate

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, increased $334 thousand during the first six months of 2013 compared to the same time period in 2012.  The increase in other real estate write-downs is primarily the result of a write-down on a property within the Tennessee market region.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Alabama	$62	$-	$62	$-
Florida	194	552	331	2,468
Mississippi (2)	(436)	764	(152)	732
Tennessee (3)	2,209	115	3,213	388
Texas	794	251	970	502
Total writedowns of other real estate	$2,823	$1,682	$4,424	$4,090

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following:

Acquired Loans
($ in thousands)

	June 30, 2013		December 31, 2012
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$3,662	$132,116	$3,924	$10,056
Secured by 1-4 family residential properties	18,899	184,928	23,990	19,404
Secured by nonfarm, nonresidential properties	13,341	318,603	18,407	45,649
Other	2,929	34,869	3,567	669
Commercial and industrial loans	543	206,338	747	3,035
Consumer loans	173	27,420	177	2,610
Other loans	1,273	18,179	1,229	100
Acquired loans	40,820	922,453	52,041	81,523
Less allowance for loan losses, acquired loans	2,578	112	4,190	1,885
Net acquired loans	$38,242	$922,341	$47,851	$79,638

Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” except for $153.9 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  During the second quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a decrease in acquired noncovered loans of $524 thousand.   The purchase price allocation was deemed preliminary as of June 30, 2013 and is subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

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

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30.  An acquired loan is considered impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Revolving credit agreements such as home equity lines and commercial leases are excluded from acquired impaired loan accounting requirements.  Trustmark acquired $153.9 million of revolving credit agreements and commercial leases, at fair value, in the BancTrust acquisition and $5.9 million of revolving credit agreements, at fair value, in the Bay Bank acquisition, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  As such, Trustmark has accounted for such acquired loans in accordance with accounting requirements for acquired nonimpaired loans.

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2012	$72,131	$4,171	$4,350	$13
Loans acquired (2)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (3)	-	-	796,587	153,900
Accretion to interest income	2,806	157	13,834	1,719
Payments received, net	(12,595)	(658)	(102,206)	(19,488)
Other	(920)	(11)	(3,464)	48
Less allowance for loan losses, acquired loans	1,612	-	1,773	-
Carrying value, net at June 30, 2013	$36,294	$1,948	$779,466	$142,875

(1)	Acquired nonimpaired loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Fair value of loans acquired from Bay Bank on March 16, 2012.
(3) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

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

Covered other real estate by type of property consisted of the following for the periods presented:

Covered Other Real Estate by Property Type
($ in thousands)

	June 30,	December 31,
	2013	2012
Construction, land development and other land properties	$893	$1,284
1-4 family residential properties	4,197	1,306
Nonfarm, nonresidential properties	-	3,151
Other real estate properties	57	-
Total covered other real estate	$5,147	$5,741

For the six months ended June 30, 2013 and 2012, changes and gains, net on covered other real estate were as follows:

Change in Covered Other Real Estate
($ in thousands)
	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$5,741	$6,331
Transfers from covered loans	1,162	1,361
FASB ASC 310-30 adjustment for the residual recorded investment	(470)	(4)
Net transfers from covered loans	692	1,357
Disposals	(672)	(978)
Writedowns	(614)	(228)
Balance at end of period	$5,147	$6,482

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$76	$414

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

The amendments in ASU 2012-06 are effective prospectively for interim and annual periods beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of this change in accounting principle was immaterial to Trustmark’s consolidated financial statements for the first six months of 2013.

Trustmark periodically re-estimates the expected cash flows on the acquired loans as required by FASB ASC Topic 310-30.  For the first six months of 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Other income included a write-down of the FDIC indemnification asset of $3.7 million and $2.4 million on covered loans as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools for the six months ended June 30, 2013 and 2012, respectively.

The following table illustrates changes in the FDIC indemnification asset for the periods presented:

FDIC Indemnification Asset
($ in thousands)

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$21,774	$28,348
Accretion	41	128
Transfers to FDIC claims receivable	(608)	(733)
Change in expected cash flows (1)	(3,740)	(2,299)
Change in FDIC true-up provision	(125)	(135)
Balance at end of period	$17,342	$25,309

(1) The decrease during the first six months of 2013 was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.2 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $7.9 million at June 30, 2013, an increase of $823 thousand when compared with December 31, 2012.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Average other earning assets totaled $34.7 million at June 30, 2013, compared with $31.9 million at June 30, 2012, an increase of $2.8 million, or 8.9%, of which $1.1 million was attributable to the BancTrust acquisition.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposit base is its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.818 billion at June 30, 2013, compared with $7.897 billion at December 31, 2012, an increase of $1.921 billion, or 24.3%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $266.7 million and $1.654 billion, respectively.  The BancTrust acquisition contributed $306.4 million of noninterest-bearing deposits and $1.363 billion of interest-bearing deposits at June 30, 2013.  Excluding BancTrust, deposit growth was driven by an increase in interest-bearing deposits of $291.3 million, which was partially offset by a decline in noninterest-bearing deposits of $39.7 million.  The decline in noninterest-bearing deposits was primarily the result of public deposit account relationships moving balances from noninterest-bearing to interest-bearing accounts.  The increase in interest-bearing deposits resulted primarily from increases in public deposits and growth in money market accounts. However, time deposit account balances, excluding BancTrust, declined by $89.9 million as Trustmark continued its efforts to reduce high-cost deposit balances.  A portion of the decline in time deposit balances was offset by the growth in money market balances due to customer preference for liquidity in today’s interest rate environment.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and GNMA optional repurchase loans.  Short-term borrowings totaled $430.7 million at June 30, 2013, an increase of $54.9 million when compared with $375.7 million at December 31, 2012.  Of these amounts, $373.9 million and $285.1 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The increase in short-term borrowings resulted primarily from increases in federal funds purchased and securities sold under repurchase agreements of $52.8 million and $32.3 million, respectively, as deposit growth was slightly exceeded by growth in total assets.  In addition, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA during the first quarter of 2013.  These loans were subsequently sold to a third party under different repurchase provisions.  As a result of this repurchase and sale, the loans are no longer carried as LHFS with the offsetting amount in short-term borrowings.  For additional information, please see “Loans Held for Sale (LHFS)” included elsewhere in this report.

Legal Environment

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (“OSIC”) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints were largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  Trustmark filed preliminary dismissal and venue transfer motions, and discovery has begun, in the White case; the Jenkins case has also entered the active discovery stage.  Trustmark also filed a motion to dismiss all claims except the EFTA claim in the Jenkins case.  All of these motions remained pending when the parties began active settlement negotiations under the Mississippi federal court’s supervision in June of 2013.

As previously disclosed on June 25, 2013, TNB signed a memorandum of understanding (the “MOU”) containing principal terms of a proposed settlement, which is subject to the conditions described below, addressing resolution of plaintiff claims in the White and Jenkins cases.  TNB has agreed to the proposed settlement and entered into the MOU solely by way of compromise and settlement, and TNB’s agreement to the terms of the proposed settlement and entry into the MOU are not in any way an admission of liability, fault or wrongdoing by TNB. The MOU includes the following terms, among other terms:

•	A settlement class consisting of TNB account holders between September 28, 2005 and the date of district court preliminary approval of a formal written settlement agreement who were assessed overdraft fees for electronic debit transactions pursuant to TNB’s challenged practices. Customers of BankTrust, an entity whose parent corporation merged with Trustmark on February 15, 2013, are not members of the settlement class.
•	Payment by TNB of $4 million to create the settlement fund.
•	Maintenance by TNB of its present chronological ordering system for non-recurring point of sale and automatic teller machine items for two years.
•	The release of all overdraft related claims of settlement class members.
•	At TNB’s election, termination of the settlement if 100 or more settlement class members opt out of the settlement.

The MOU must be reduced to a formal written settlement agreement that is agreeable to all parties and that settlement agreement was to be submitted for preliminary court approval by July 26, 2013; that deadline has been extended by agreement of the parties. The proposed settlement agreement will also be subject to final court approval after issuance of notice to the class. Until these conditions have been satisfied, the settlement is not final. The proposed settlement of $4.0 million, or $2.5 million net of taxes, was included in other noninterest expense for the quarter ended June 30, 2013.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested. In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a loss in any such case is not probable at this time, and thus no accrual is required under FASB ASC Topic 450-20, “Loss Contingencies.”  In addition, given the preliminary nature of these matters and the lack of any quantification by plaintiffs of the relief being sought, to the extent that a loss in any such matter may be viewed as reasonably possible under FASB ASC Topic 450-20, it is not possible at this time to provide an estimate of any such possible loss (or range of possible loss) for any such matter.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2013 and 2012, Trustmark had unused commitments to extend credit of $1.963 billion and $1.663 billion, respectively.  At June 30, 2013, unused commitments to extend credit due to the BancTrust acquisition were $147.6 million.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At June 30, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $164.0 million and $157.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At June 30, 2013, Trustmark’s total shareholders’ equity was $1.327 billion, an increase of $39.5 million from its level at December 31, 2012.  During the first six months of 2013, shareholders’ equity increased primarily as a result of net income of $56.0 million and the $53.5 million of common stock issued in the BancTrust acquisition, and was partially offset by common stock dividends of $31.1 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by various federal regulatory agencies.  These capital requirements, as defined by federal guidelines, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  Trustmark aims to exceed the well-capitalized guidelines for regulatory capital.  As of June 30, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at June 30, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2013, which Management believes have affected TNB’s present classification.

In addition, during 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  For as long as Trustmark’s assets are less than $15 billion, Trustmark will continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I as Tier 1 capital under the Dodd-Frank provisions.

Regulatory Capital Table
($ in thousands)

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At June 30, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,094,442	13.89%	$630,262	8.00%	n/	a	n/	a
Trustmark National Bank	1,054,209	13.52%	623,621	8.00%	$779,526		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$988,994	12.55%	$315,131	4.00%	n/	a	n/	a
Trustmark National Bank	951,313	12.20%	311,811	4.00%	$467,716		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$988,994	8.71%	$340,462	3.00%	n/	a	n/	a
Trustmark National Bank	951,313	8.47%	336,848	3.00%	$561,414		5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/	a	n/	a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974		5.00%

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2013 and 2012 were $0.46.  Trustmark’s indicated dividend for 2013 is $0.92 per common share, which is the same as dividends per common share in 2012.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.305 billion for the first six months of 2013 and represented approximately 82.4% of average liabilities and shareholders’ equity when compared to average deposits of $7.882 billion, which represented 80.5% of average liabilities and shareholders’ equity for the same time period in 2012.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2013, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $37.0 million compared to $42.9 million at December 31, 2012.  At both June 30, 2013 and December 31, 2012, Trustmark had $49.9 million in term fixed-rate brokered CDs outstanding.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.

At June 30, 2013, Trustmark had $25.3 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds receive 100% FDIC insurance as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At June 30, 2013, Trustmark had $140.0 million in upstream Federal funds purchased, compared to $68.0 million at December 31, 2012.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided no advances at June 30, 2013 or December 31, 2012.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.970 billion at June 30, 2013.  In addition, at June 30, 2013, Trustmark had $10.8 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2013, Trustmark had approximately $702.9 million available in repurchase agreement capacity compared to $467.0 million at December 31, 2012.  The increase in the repurchase agreement capacity at June 30, 2013, was due to the increase in Trustmark’s unencumbered investment portfolio.

Another borrowing source is the Discount Window.  At June 30, 2013, Trustmark had approximately $932.9 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $798.2 million at December 31, 2012.  The increase in the Discount Window capacity was primarily due to the increase in the commercial loan portfolio resulting from the BancTrust merger.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At June 30, 2013, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

BancTrust Trust I and BancTrust Trust II were trust affiliates acquired as a result of Trustmark’s acquisition of BancTrust.  BancTrust Trust I was formed in 2003 to facilitate the issuance of $18.0 million trust preferred securities.  BancTrust Trust II was formed in 2006 to facilitate the issuance of $15.0 million in trust preferred securities.  Trustmark redeemed the $15.0 million of trust preferred securities issued by BancTrust Trust II on April 29, 2013.  Trustmark redeemed the $18.0 million of trust preferred securities issued by BancTrust Trust I on June 14, 2013.

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At June 30, 2013, Trustmark had $61.9 million in Eurodollar deposits outstanding, compared to $75.0 million at December 31, 2012.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2013, Trustmark has no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The forward sales contracts are derivative instruments designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $446.9 million at June 30, 2013, with a positive valuation adjustment of $10.5 million, compared to $497.2 million, with a positive valuation adjustment of $1.5 million as of December 31, 2012.  The decline during the first six months of 2013 was due to declining mortgage loan refinancing activity, following an extended low mortgage rate environment.

On April 4, 2013, Trustmark entered into an interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million. The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Trust throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly settlements.

No ineffectiveness related to the interest rate derivative designated as a cash flow hedge was recognized in the consolidated statements of income during the three or six months ended June 30, 2013. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive loss totaled $1.5 million at June 30, 2013.  Trustmark does not expect to reclassify any amounts from accumulated other comprehensive loss to interest expense during the next 12 months since Trustmark’s derivative relating to its junior subordinated debentures does not become effective until December 31, 2014.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $121 thousand and $172 thousand for the three months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, the impact was a net positive ineffectiveness of $1.4 million compared to a net negative ineffectiveness of $846 thousand for the six months ended June 30, 2012.

Trustmark offers certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because the derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of June 30, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $369.7 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $745 thousand compared to $5.4 million as of December 31, 2012.  As of June 30, 2013, Trustmark had posted collateral with a market value of $1.3 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of June 30, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.9 million, compared to two risk participation agreements with an aggregate notional amount of $10.1 million at December 31, 2012.  The fair values of these risk participation agreements were immaterial at June 30, 2013.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may decrease 0.7% and 0.6% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at May 31, 2013 (latest available information) and June 30, 2012, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at May 31, 2013, it is estimated that net interest income may decrease by 4.3% compared to a 4.9% decrease at June 30, 2012.  At May 31, 2013 and June 30, 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at May 31, 2013 and June 30, 2012:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	May 31,	June 30,
	2013	2012
Change in Interest Rates
+200 basis points	-0.7%	-0.6%
+100 basis points	-0.5%	-0.3%
-100 basis points	-4.3%	-4.9%

As shown in the table above, the interest rate shocks for the first five months of 2013 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2013 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of May 31, 2013 (latest available information), the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 2.8%, compared to a net portfolio value increase of 3.9% at June 30, 2012.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 4.9% at May 31, 2013, compared to a decline of 6.5% at June 30, 2012.  At May 31, 2013 and June 30, 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various rate shifts would have on net portfolio value at May 31, 2013 and June 30, 2012:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	May 31,	June 30,
	2013	2012
Change in Interest Rates
+200 basis points	2.8%	3.9%
+100 basis points	2.5%	3.5%
-100 basis points	-4.9%	-6.5%

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

At June 30, 2013, the MSR fair value was approximately $60.1 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2013, would be a decline in fair value of approximately $2.1 million and $1.9 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

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

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  The adoption of ASU 2012-06 did not have a significant impact on Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 8 – FDIC Indemnification Asset.

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

Information required by this item is set forth in under the heading “Legal Environment” in Part I. Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of this report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the second quarter of 2013.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 7, 2013	DATE:	August 7, 2013