Form 10-Q
period 2013-09-30
TRUSTMARK CORP
filed 2013-11-07
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission file number 000-03683

Trustmark Corporation
(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2013, there were 67,186,694 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, a material decline in, or changes in our ability to measure the fair value of assets in our portfolio (including loans and investment securities), material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, acceleration of significantly extended deterioration in loan performance and default levels, a significant increase in foreclosure activity, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of the European financial crisis on the U.S. economy and the markets we serve, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks (noninterest-bearing)	$335,695	$231,489
Federal funds sold and securities purchased under reverse repurchase agreements	7,867	7,046
Securities available for sale (at fair value)	3,372,101	2,657,745
Securities held to maturity (fair value: $70,949-2013; $46,888-2012)	69,980	42,188
Loans held for sale (LHFS)	119,986	257,986
Loans held for investment (LHFI)	5,696,641	5,592,754
Less allowance for loan losses, LHFI	68,632	78,738
Net LHFI	5,628,009	5,514,016
Acquired loans:
Noncovered loans	837,875	81,523
Covered loans	37,250	52,041
Less allowance for loan losses, acquired loans	5,333	6,075
Net acquired loans	869,792	127,489
Net LHFI and acquired loans	6,497,801	5,641,505
Premises and equipment, net	208,837	154,841
Mortgage servicing rights	63,150	47,341
Goodwill	372,463	291,104
Identifiable intangible assets	44,424	17,306
Other real estate, excluding covered other real estate	116,329	78,189
Covered other real estate	5,092	5,741
FDIC indemnification asset	17,085	21,774
Other assets	574,387	374,412
Total Assets	$11,805,197	$9,828,667

Liabilities
Deposits:
Noninterest-bearing	$2,643,612	$2,254,211
Interest-bearing	7,143,622	5,642,306
Total deposits	9,787,234	7,896,517
Federal funds purchased and securities sold under repurchase agreements	342,465	288,829
Short-term borrowings	60,698	86,920
Long-term FHLB advances	8,562	-
Subordinated notes	49,896	49,871
Junior subordinated debt securities	61,856	61,856
Other liabilities	164,972	157,305
Total Liabilities	10,475,683	8,541,298

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,181,694 shares - 2013; 64,820,414 shares - 2012	13,998	13,506
Capital surplus	343,759	285,905
Retained earnings	1,023,983	984,563
Accumulated other comprehensive (loss) income, net of tax	(52,226)	3,395
Total Shareholders' Equity	1,329,514	1,287,369
Total Liabilities and Shareholders' Equity	$11,805,197	$9,828,667

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on LHFI & LHFS	$65,403	$69,656	$194,572	$212,783
Interest and fees on acquired loans	19,183	5,229	52,952	13,263
Interest on securities:
Taxable	18,654	15,909	53,740	51,645
Tax exempt	1,274	1,358	3,869	4,080
Interest on federal funds sold and securities purchased under reverse repurchase agreements	8	6	17	17
Other interest income	372	339	1,099	1,005
Total Interest Income	104,894	92,497	306,249	282,793

Interest Expense
Interest on deposits	4,970	5,725	14,950	19,543
Interest on federal funds purchased and securities sold under repurchase agreements	106	135	275	448
Other interest expense	1,389	1,358	4,392	4,131
Total Interest Expense	6,465	7,218	19,617	24,122
Net Interest Income	98,429	85,279	286,632	258,671
Provision for loan losses, LHFI	(3,624)	3,358	(11,438)	7,301
Provision for loan losses, acquired loans	3,292	2,105	1,870	3,583
Net Interest Income After Provision for Loan Losses	98,761	79,816	296,200	247,787

Noninterest Income
Service charges on deposit accounts	13,852	13,135	38,462	37,960
Bank card and other fees	8,929	6,924	26,381	22,467
Mortgage banking, net	8,440	11,150	28,318	29,629
Insurance commissions	8,227	7,533	23,483	21,318
Wealth management	7,520	5,612	21,335	16,875
Other, net	165	512	(3,171)	3,120
Security gains (losses), net	-	(1)	378	1,041
Total Noninterest Income	47,133	44,865	135,186	132,410

Noninterest Expense
Salaries and employee benefits	56,043	47,404	165,040	140,795
Services and fees	13,580	11,682	39,428	34,179
Net occupancy - premises	6,644	5,352	19,302	15,244
Equipment expense	6,271	5,095	18,138	15,190
ORE/Foreclosure expense	3,079	1,702	12,030	7,992
FDIC assessment expense	2,376	1,826	6,773	5,427
Other expense	13,531	10,399	50,153	38,366
Total Noninterest Expense	101,524	83,460	310,864	257,193
Income Before Income Taxes	44,370	41,221	120,522	123,004
Income taxes	11,336	11,317	31,501	33,431
Net Income	$33,034	$29,904	$89,021	$89,573

Earnings Per Common Share
Basic	$0.49	$0.46	$1.33	$1.39

Diluted	$0.49	$0.46	$1.33	$1.38

Dividends Per Common Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income per consolidated statements of income	$33,034	$29,904	$89,021	$89,573
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(17,461)	2,618	(60,596)	1,834
Less: adjustment for net gains realized in net income	-	-	(233)	(643)
Pension and other postretirement benefit plans:
Change in the net actuarial loss during the period	1,565	976	3,996	2,936
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	(242)	-	1,212	-
Other comprehensive (loss) income, net of tax	(16,138)	3,594	(55,621)	4,127
Comprehensive income	$16,896	$33,498	$33,400	$93,700

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2013	2012
Balance, January 1,	$1,287,369	$1,215,037
Net income per consolidated statements of income	89,021	89,573
Other comprehensive (loss) income	(55,621)	4,127
Common stock dividends paid	(46,674)	(44,941)
Common stock issued-net, long-term incentive plans:
Stock options	845	268
Restricted stock	(963)	(1,203)
Excess tax (expense) benefit from stock-based compensation arrangements	(808)	35
Compensation expense, long-term incentive plans	2,850	3,119
Common stock issued, business combinations	53,495	12,000
Balance, September 30,	$1,329,514	$1,278,015

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$89,021	$89,573
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	(9,568)	10,884
Depreciation and amortization	27,800	21,718
Net amortization of securities	5,390	5,499
Securities gains, net	(378)	(1,041)
Gains on sales of loans, net	(24,220)	(21,884)
Bargain purchase gain on acquisition	-	(3,635)
Deferred income tax provision (benefit)	14,145	(13,035)
Proceeds from sales of loans held for sale	1,156,310	1,330,506
Purchases and originations of loans held for sale	(1,021,237)	(1,419,368)
Originations and sales of mortgage servicing rights, net	(15,551)	(17,074)
Net increase in other assets	(74,411)	(46,425)
Net (decrease) increase in other liabilities	(3,431)	48,541
Other operating activities, net	7,390	17,048
Net cash provided by operating activities	151,260	1,307

Investing Activities
Proceeds from calls and maturities of securities held to maturity	7,269	12,240
Proceeds from calls and maturities of securities available for sale	642,687	692,179
Proceeds from sales of securities available for sale	67,558	34,826
Purchases of securities held to maturity	(35,045)	-
Purchases of securities available for sale	(1,000,015)	(927,652)
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(821)	3,963
Net decrease in loans	59,025	312,194
Purchases of premises and equipment	(12,862)	(12,466)
Proceeds from sales of premises and equipment	3,782	(3)
Proceeds from sales of other real estate	30,389	26,185
Net cash received in business combination	89,037	78,151
Net cash (used in) provided by investing activities	(148,996)	219,617

Financing Activities
Net increase in deposits	150,463	28,882
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	53,636	(195,789)
Net decrease in short-term borrowings	(21,174)	(1,613)
Payments on long-term FHLB advances	(383)	-
Redemption of junior subordinated debt securities	(33,000)	-
Common stock dividends	(46,674)	(44,941)
Common stock issued-net, long-term incentive plans	(118)	(935)
Excess tax (expense) benefit from stock-based compensation arrangements	(808)	35
Net cash provided by (used in) financing activities	101,942	(214,361)

Increase in cash and cash equivalents	104,206	6,563
Cash and cash equivalents at beginning of period	231,489	202,625
Cash and cash equivalents at end of period	$335,695	$209,188

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 214 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

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

This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805. Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The fair values of assets acquired and liabilities assumed are subject to adjustment if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability during the measurement period, which is not to exceed one year from the acquisition date of February 15, 2013.  Assets that are particularly susceptible to adjustment include certain loans, other real estate and certain premises and equipment.

During the second and third quarters of 2013, Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans and other real estate.  These measurement period adjustments resulted in a decrease in acquired noncovered loans of $6.8 million, a decrease in other real estate of $2.6 million, an increase in the deferred tax asset of $3.1 million, and an increase in goodwill of $5.9 million.  Trustmark also recorded an adjustment to transfer $1.6 million of acquired property from premises and equipment, net to other real estate.  These measurement period adjustments have been presented on a retrospective basis, consistent with applicable accounting guidance.  The statement of assets purchased and liabilities assumed in the BancTrust acquisition is presented below at their adjusted estimated fair values, which were considered preliminary at September 30, 2013, as of the acquisition date of February 15, 2013 ($ in thousands):

Assets:
Cash and due from banks	$141,616
Securities available for sale	528,016
Loans held for sale	1,050
Acquired noncovered loans	944,235
Premises and equipment, net	55,579
Identifiable intangible assets	33,498
Other real estate	40,103
Other assets	101,833
Total Assets	1,845,930

Liabilities:
Deposits	1,740,254
Other borrowings	64,051
Other liabilities	16,761
Total Liabilities	1,821,066

Net identified assets acquired at fair value	24,864
Goodwill	81,210
Net assets acquired at fair value	$106,074

The excess of the consideration paid over the estimated fair value of the net assets acquired was $81.2 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represent the core deposit intangible at fair value at the acquisition date.  The core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years.

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

The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $50.5 million and net income, excluding non-routine transaction expenses, of approximately $13.0 million through September 30, 2013.  Included in BancTrust’s net income through September 30, 2013 are recoveries on pay-offs of acquired loans of $4.2 million (after tax).  Included in noninterest expense during the first nine months of 2013 are non-routine BancTrust transaction expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).  Such operating results are not necessarily indicative of future operating results.

The following table presents the unaudited pro forma financial information as if the acquisition of BancTrust had occurred on January 1, 2012.  The unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012, contains certain adjustments, including acquisition accounting fair value adjustments, amortization of the core deposit intangible and related income tax effects.  The non-routine transaction expenses related to the BancTrust acquisition incurred during the first three months of 2013 as well as potential cost savings from the acquisition are not reflected in the unaudited pro forma amounts.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been effected on the assumed date ($ in thousands except per share data).

	Pro Forma		Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Interest Income	$98,429	$103,287	$294,171	$309,481

Total Noninterest Income	47,133	48,110	137,049	142,513

Net Income	33,034	34,818	96,830	104,750

Pro Forma Earnings Per Common Share
Basic	$0.49	$0.52	$1.40	$1.57

Diluted	$0.49	$0.52	$1.40	$1.56

Bay Bank & Trust Company

On March 16, 2012, Trustmark completed its merger with Bay Bank & Trust Co. (Bay Bank), a 76-year old financial institution headquartered in Panama City, Florida.  Trustmark acquired all outstanding common stock of Bay Bank for approximately $22 million in cash and stock, comprised of $10 million in cash and the issuance of approximately 510 thousand shares of Trustmark common stock valued at $12 million.  This acquisition was accounted for under the acquisition method in accordance with FASB ASC Topic 805.  Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The purchase price allocation was finalized in the second quarter of 2012.

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

The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  Initially, Trustmark recognized a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.  The gain of $3.6 million recognized by Trustmark was considered a gain from a bargain purchase under FASB ASC Topic 805 and was included in other noninterest income for the nine months ended September 30, 2012.  Included in noninterest expense during the first quarter of 2012 are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and benefits; contract termination and other expenses of $1.9 million included in other expense).

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

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and Federal Home Loan Bank (FHLB) advances (included in other borrowings above).  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets, and other real estate.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$503	$-	$-	$503	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	133,258	1,125	(1,370)	133,013	-	-	-	-
Issued by U.S. Government sponsored agencies	138,937	24	(6,536)	132,425	-	-	-	-
Obligations of states and political subdivisions	206,168	7,460	(637)	212,991	30,229	2,974	-	33,203
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	48,737	596	(1,093)	48,240	2,420	158	-	2,578
Issued by FNMA and FHLMC	211,031	4,427	(663)	214,795	564	35	-	599
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	2,083,906	14,665	(50,296)	2,048,275	-	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	349,679	8,568	(4,116)	354,131	36,767	114	(2,312)	34,569
Asset-backed securities and structured financial products	225,621	2,119	(12)	227,728	-	-	-	-
Total	$3,397,840	$38,984	$(64,723)	$3,372,101	$69,980	$3,281	$(2,312)	$70,949

December 31, 2012
U.S. Government agency obligations
Issued by U.S. Government agencies	$10	$-	$-	$10	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	105,396	339	-	105,735	-	-	-	-
Obligations of states and political subdivisions	202,877	12,900	(16)	215,761	36,206	4,184	-	40,390
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	18,981	921	-	19,902	3,245	227	-	3,472
Issued by FNMA and FHLMC	201,493	7,071	-	208,564	572	52	-	624
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,436,812	29,574	(20)	1,466,366	-	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	380,514	19,420	(154)	399,780	2,165	237	-	2,402
Asset-backed securities and structured financial products	238,893	2,755	(21)	241,627	-	-	-	-
Total	$2,584,976	$72,980	$(211)	$2,657,745	$42,188	$4,700	$-	$46,888

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2013	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government agencies	$60,939	$(1,370)	$-	$-	$60,939	$(1,370)
Issued by U.S. Government sponsored agencies	132,140	(6,536)	-	-	132,140	(6,536)
Obligations of states and political subdivisions	27,414	(636)	569	(1)	27,983	(637)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	36,322	(1,093)	-	-	36,322	(1,093)
Issued by FNMA and FHLMC	49,792	(663)	-	-	49,792	(663)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,352,905	(50,293)	368	(3)	1,353,273	(50,296)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	153,092	(6,428)	-	-	153,092	(6,428)
Asset-backed securities and structured financial products	16,513	(12)	-	-	16,513	(12)
Total	$1,829,117	$(67,031)	$937	$(4)	$1,830,054	$(67,035)

December 31, 2012
Obligations of states and political subdivisions	$5,878	$(16)	$-	$-	$5,878	$(16)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,055	(20)	-	-	3,055	(20)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	-	-	16,339	(154)	16,339	(154)
Asset-backed securities and structured financial products	16,412	(21)	-	-	16,412	(21)
Total	$25,345	$(57)	$16,339	$(154)	$41,684	$(211)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive loss.  In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of Trustmark to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2013.  There were no other-than-temporary impairments for the nine months ended September 30, 2013 and 2012.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2013	2012	2013	2012
Proceeds from calls and sales of securities	$-	$2,710	$64,778	$37,536
Gross realized gains	-	-	394	1,050
Gross realized (losses)	-	(1)	(16)	(12)

Held to Maturity
Proceeds from calls of securities	$-	$-	$-	$175
Gross realized gains	-	-	-	3

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2013, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$10,080	$10,142	$1,627	$1,650
Due after one year through five years	244,598	248,610	13,744	14,789
Due after five years through ten years	271,029	270,117	14,104	15,974
Due after ten years	178,780	177,791	754	790
	704,487	706,660	30,229	33,203
Mortgage-backed securities	2,693,353	2,665,441	39,751	37,746
Total	$3,397,840	$3,372,101	$69,980	$70,949

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	September 30, 2013	December 31, 2012
Loans secured by real estate:
Construction, land development and other land loans	$572,057	$468,975
Secured by 1-4 family residential properties	1,482,963	1,497,480
Secured by nonfarm, nonresidential properties	1,408,342	1,410,264
Other	196,328	189,949
Commercial and industrial loans	1,132,863	1,169,513
Consumer loans	164,612	171,660
Other loans	739,476	684,913
LHFI	5,696,641	5,592,754
Less allowance for loan losses, LHFI	68,632	78,738
Net LHFI	$5,628,009	$5,514,016

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2013, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At September 30, 2013 and December 31, 2012, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $73.4 million and $82.4 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not all specifically reviewed and written down to fair value less cost to sell. No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the periods ended September 30, 2013 and 2012.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At September 30, 2013 and December 31, 2012, specifically evaluated impaired LHFI totaled $32.2 million and $40.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $2.0 million and $5.9 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $2.1 million and $11.0 million for the first nine months of 2013 and 2012, respectively.  Provision recapture on specifically evaluated impaired LHFI totaled $3.5 million for the first nine months of 2013, compared to provision expense of $276 thousand for the same time period in 2012.

Fair value estimates for specifically evaluated impaired LHFI are derived from appraised values based on the current market value/as-is value of the property, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated. At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off. As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

At September 30, 2013 and December 31, 2012, nonaccrual LHFI not specifically evaluated for impairment and written down to fair value less cost to sell, totaled $41.2 million and $41.8 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $7.7 million and $4.6 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$14,454	$557,603	$572,057
Secured by 1-4 family residential properties	23,715	1,459,248	1,482,963
Secured by nonfarm, nonresidential properties	21,290	1,387,052	1,408,342
Other	503	195,825	196,328
Commercial and industrial loans	12,196	1,120,667	1,132,863
Consumer loans	203	164,409	164,612
Other loans	1,020	738,456	739,476
Total	$73,381	$5,623,260	$5,696,641

	December 31, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$27,105	$441,870	$468,975
Secured by 1-4 family residential properties	27,114	1,470,366	1,497,480
Secured by nonfarm, nonresidential properties	18,289	1,391,975	1,410,264
Other	3,956	185,993	189,949
Commercial and industrial loans	4,741	1,164,772	1,169,513
Consumer loans	360	171,300	171,660
Other loans	798	684,115	684,913
Total	$82,363	$5,510,391	$5,592,754

At September 30, 2013 and December 31, 2012, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	September 30, 2013
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$26,139	$11,073	$3,381	$14,454	$957	$20,779
Secured by 1-4 family residential properties	28,078	3,206	20,509	23,715	260	25,415
Secured by nonfarm, nonresidential properties	24,270	12,391	8,899	21,290	2,733	19,790
Other	543	-	503	503	37	2,229
Commercial and industrial loans	15,549	1,918	10,278	12,196	5,393	8,468
Consumer loans	392	-	203	203	2	281
Other loans	1,154	49	971	1,020	324	909
Total	$96,125	$28,637	$44,744	$73,381	$9,706	$77,871

	December 31, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$46,558	$9,571	$17,534	$27,105	$4,992	$33,759
Secured by 1-4 family residential properties	35,155	2,533	24,581	27,114	1,469	25,731
Secured by nonfarm, nonresidential properties	23,337	8,184	10,105	18,289	2,296	21,135
Other	6,036	566	3,390	3,956	760	4,914
Commercial and industrial loans	7,251	2,336	2,405	4,741	640	9,444
Consumer loans	624	-	360	360	5	592
Other loans	857	-	798	798	342	835
Total	$119,818	$23,190	$59,173	$82,363	$10,504	$96,410

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

At September 30, 2013 and December 31, 2012, LHFI classified as TDRs totaled $16.8 million and $24.3 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $12.6 million and $21.6 million, respectively.  The remaining TDRs at September 30, 2013 and December 31, 2012 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.7 million and $4.3 million at the end of each respective period.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $703 thousand and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table illustrates the impact of modifications classified as TDRs for the three and nine months ended September 30, 2013 and 2012 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended September 30,
	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	1	$32	$32	39	$3,695	$3,691
Other loans secured by real estate	-	-	-	1	199	199
Total	1	$32	$32	40	$3,894	$3,890

	Nine Months Ended September 30,
	2013			2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	-	$-	$-	11	$4,078	$4,078
Secured by 1-4 family residential properties	6	412	358	44	5,062	5,069
Secured by nonfarm, nonresidential properties	1	952	952	2	1,210	1,210
Other loans secured by real estate	-	-	-	1	199	199
Commercial and industrial	2	944	937	-	-	-
Other loans	1	2,490	2,490	-	-	-
Total	10	$4,798	$4,737	58	$10,549	$10,556

	Nine Months Ended September 30,
	2013		2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	1	$9	10	$3,671
Secured by 1-4 family residential properties	4	389	8	1,781
Secured by nonfarm, nonresidential properties	-	-	1	870
Total	5	$398	19	$6,322

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

At September 30, 2013 and December 31, 2012, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	September 30, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$227	$7,304	$7,531
Secured by 1-4 family residential properties	1,255	4,965	6,220
Secured by nonfarm, nonresidential properties	-	2,349	2,349
Other loans secured by real estate	-	174	174
Commercial and industrial	-	568	568
Total Troubled Debt Restructurings by Type	$1,482	$15,360	$16,842

	December 31, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$233	$12,073	$12,306
Secured by 1-4 family residential properties	1,280	5,908	7,188
Secured by nonfarm, nonresidential properties	-	4,582	4,582
Other loans secured by real estate	-	197	197
Total Troubled Debt Restructurings by Type	$1,513	$22,760	$24,273

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

The distribution of the losses is accomplished by means of a loss distribution model that assigns a loss factor to each risk rating (1 to 9) in each commercial loan pool.  A factor is not applied to risk rate 10 (Loss) as loans classified as Losses are not carried on Trustmark’s books over quarter-end as they are charged off within the period that the loss is determined.

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

Each loan officer assesses the appropriateness of the internal risk rating assigned to their credits on an ongoing basis.  Trustmark’s Asset Review area conducts independent credit quality reviews of the majority of Trustmark’s commercial loan portfolio concentrations both on the underlying credit quality of each individual loan portfolio as well as the adherence to bank loan policy and the loan administration process.  In general, Asset Review conducts reviews of each lending area within a six to eighteen month window depending on the overall credit quality results of the individual area.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$444,526	$24,211	$56,419	$143	$525,299
Secured by 1-4 family residential properties	120,665	567	8,257	113	129,602
Secured by nonfarm, nonresidential properties	1,304,158	9,854	92,908	556	1,407,476
Other	185,201	2	7,361	-	192,564
Commercial and industrial loans	1,080,726	2,951	41,506	7,618	1,132,801
Consumer loans	494	-	-	-	494
Other loans	730,609	-	1,737	696	733,042
	$3,866,379	$37,585	$208,188	$9,126	$4,121,278

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$46,473	$71	$-	$214	$46,758	$572,057
Secured by 1-4 family residential properties	1,321,599	10,228	1,998	19,536	1,353,361	1,482,963
Secured by nonfarm, nonresidential properties	857	9	-	-	866	1,408,342
Other	3,687	77	-	-	3,764	196,328
Commercial and industrial loans	49	8	1	4	62	1,132,863
Consumer loans	161,592	2,018	306	202	164,118	164,612
Other loans	6,434	-	-	-	6,434	739,476
	$1,540,691	$12,411	$2,305	$19,956	$1,575,363	$5,696,641

	December 31, 2012
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$335,179	$23,812	$63,832	$143	$422,966
Secured by 1-4 family residential properties	110,333	1,012	13,303	432	125,080
Secured by nonfarm, nonresidential properties	1,298,820	12,156	98,082	-	1,409,058
Other	178,790	444	5,768	-	185,002
Commercial and industrial loans	1,091,356	36,992	39,479	1,334	1,169,161
Consumer loans	404	-	-	-	404
Other loans	676,618	59	1,714	784	679,175
	$3,691,500	$74,475	$222,178	$2,693	$3,990,846

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$44,131	$1,109	$-	$769	$46,009	$468,975
Secured by 1-4 family residential properties	1,339,000	10,332	2,630	20,438	1,372,400	1,497,480
Secured by nonfarm, nonresidential properties	1,206	-	-	-	1,206	1,410,264
Other	4,746	150	-	51	4,947	189,949
Commercial and industrial loans	313	29	-	10	352	1,169,513
Consumer loans	167,131	3,481	285	359	171,256	171,660
Other loans	5,738	-	-	-	5,738	684,913
	$1,562,265	$15,101	$2,915	$21,627	$1,601,908	$5,592,754

Past Due LHFI and Loans Held for Sale (LHFS)

LHFI past due 90 days or more totaled $2.3 million and $6.4 million at September 30, 2013 and December 31, 2012, respectively.  The following table provides an aging analysis of past due and nonaccrual LHFI by class at September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$12,401	$1	$12,402	$14,454	$545,201	$572,057
Secured by 1-4 family residential properties	10,925	1,996	12,921	23,715	1,446,327	1,482,963
Secured by nonfarm, nonresidential properties	6,163	-	6,163	21,290	1,380,889	1,408,342
Other	120	-	120	503	195,705	196,328
Commercial and industrial loans	2,665	41	2,706	12,196	1,117,961	1,132,863
Consumer loans	2,018	306	2,324	203	162,085	164,612
Other loans	88	-	88	1,020	738,368	739,476
Total	$34,380	$2,344	$36,724	$73,381	$5,586,536	$5,696,641
(1) - Past due 90 days or more but still accruing interest.

	December 31, 2012
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$4,957	$438	$5,395	$27,105	$436,475	$468,975
Secured by 1-4 family residential properties	12,626	3,131	15,757	27,114	1,454,609	1,497,480
Secured by nonfarm, nonresidential properties	9,460	-	9,460	18,289	1,382,515	1,410,264
Other	172	-	172	3,956	185,821	189,949
Commercial and industrial loans	4,317	2,525	6,842	4,741	1,157,930	1,169,513
Consumer loans	3,480	284	3,764	360	167,536	171,660
Other loans	181	-	181	798	683,934	684,913
Total	$35,193	$6,378	$41,571	$82,363	$5,468,820	$5,592,754

(1) - Past due 90 days or more but still accruing interest.

LHFS past due 90 days or more totaled $18.4 million and $43.1 million at September 30, 2013 and December 31, 2012, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions. Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA. As a result of this repurchase and sale, the loans are no longer carried as LHFS. The transaction resulted in a gain of $534 thousand, which is included in mortgage banking, net for the first nine months of 2013. Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2012.

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

The quantitative factors of the allowance methodology reflect a twelve-quarter rolling average of net charge-offs by loan type within each key market region.  This allows for a greater sensitivity to current trends, such as economic changes, as well as current loss profiles and creates a more accurate depiction of historical losses.

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

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at January 1,	$78,738	$89,518
Loans charged-off	(10,173)	(22,547)
Recoveries	11,505	9,254
Net recoveries (charge-offs)	1,332	(13,293)
Provision for loan losses, LHFI	(11,438)	7,301
Balance at September 30,	$68,632	$83,526

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at September 30, 2013 and 2012, respectively ($ in thousands):

	2013
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	September 30,
Loans secured by real estate:
Construction, land development and other land loans	$21,838	$(1,091)	$2,561	$(7,419)	$15,889
Secured by 1-4 family residential properties	12,957	(839)	363	(3,723)	8,758
Secured by nonfarm, nonresidential properties	21,096	(572)	64	(1,828)	18,760
Other	2,197	(910)	80	497	1,864
Commercial and industrial loans	14,319	(1,225)	2,190	2,004	17,288
Consumer loans	3,087	(1,789)	3,561	(2,256)	2,603
Other loans	3,244	(3,747)	2,686	1,287	3,470
Total allowance for loan losses, LHFI	$78,738	$(10,173)	$11,505	$(11,438)	$68,632

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$957	$14,932	$15,889
Secured by 1-4 family residential properties	260	8,498	8,758
Secured by nonfarm, nonresidential properties	2,733	16,027	18,760
Other	37	1,827	1,864
Commercial and industrial loans	5,393	11,895	17,288
Consumer loans	2	2,601	2,603
Other loans	324	3,146	3,470
Total allowance for loan losses, LHFI	$9,706	$58,926	$68,632

	2012
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	September 30,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(2,944)	$-	$(1,732)	$22,544
Secured by 1-4 family residential properties	12,650	(3,238)	364	2,203	11,979
Secured by nonfarm, nonresidential properties	24,358	(5,409)	-	3,823	22,772
Other	3,079	(1,602)	-	733	2,210
Commercial and industrial loans	15,868	(2,985)	2,123	3,428	18,434
Consumer loans	3,656	(2,360)	4,189	(2,620)	2,865
Other loans	2,687	(4,009)	2,578	1,466	2,722
Total allowance for loan losses, LHFI	$89,518	$(22,547)	$9,254	$7,301	$83,526

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,829	$17,715	$22,544
Secured by 1-4 family residential properties	1,373	10,606	11,979
Secured by nonfarm, nonresidential properties	3,259	19,513	22,772
Other	855	1,355	2,210
Commercial and industrial loans	2,995	15,439	18,434
Consumer loans	4	2,861	2,865
Other loans	336	2,386	2,722
Total allowance for loan losses, LHFI	$13,651	$69,875	$83,526

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	September 30, 2013		December 31, 2012
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$2,585	$106,655	$3,924	$10,056
Secured by 1-4 family residential properties	17,785	168,573	23,990	19,404
Secured by nonfarm, nonresidential properties	12,120	301,686	18,407	45,649
Other	2,817	35,051	3,567	669
Commercial and industrial loans	478	186,649	747	3,035
Consumer loans	151	22,251	177	2,610
Other loans	1,314	17,010	1,229	100
Acquired loans	37,250	837,875	52,041	81,523
Less allowance for loan losses, acquired loans	2,326	3,007	4,190	1,885
Net acquired loans	$34,924	$834,868	$47,851	$79,638

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

On February 15, 2013, Trustmark completed its merger with BancTrust.  Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $153.9 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under FASB ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  During the second and third quarters of 2013, Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans totaling $6.8 million.   The purchase price allocation was deemed preliminary as of September 30, 2013 and is subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

The following table presents the adjusted fair value of loans acquired as of the date of the BancTrust acquisition ($ in thousands):

At acquisition date:	February 15, 2013
Contractually required principal and interest	$1,256,669
Nonaccretable difference	201,324
Cash flows expected to be collected	1,055,345
Accretable yield	98,394
FASB ASC Topic 310-20 discount	12,716
Fair value of loans at acquisition	$944,235

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

The following tables present changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2012	$72,131	$4,171	$4,350	$13
Loans acquired (2)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (3)	-	-	790,335	153,900
Accretion to interest income	3,934	157	24,993	2,143
Payments received, net	(16,136)	(743)	(174,776)	(22,804)
Other	(1,866)	(137)	(17,243)	(196)
Less allowance for loan losses, acquired loans	1,864	-	(1,122)	-
Carrying value, net at September 30, 2013	$33,187	$1,737	$695,129	$139,739

(1) Acquired nonimpaired loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Fair value of loans acquired from Bay Bank on March 16, 2012.
(3) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

The following table presents changes in the accretable yield ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Accretable yield at January 1,	$(26,383)	$(17,653)
Additions due to acquisition (1)	(98,394)	(15,538)
Accretion to interest income	28,927	9,045
Disposals	11,167	2,687
Reclassification to / (from) nonaccretable difference	(25,772)	(6,429)
Accretable yield at September 30,	$(110,455)	$(27,888)

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

The following table presents the components of the allowance for loan losses on acquired impaired loans for the nine months ended September 30, 2013 and 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2013	$4,190	$1,885	$6,075
Provision for loan losses, acquired loans	(1,168)	3,038	1,870
Loans charged-off	(663)	(3,028)	(3,691)
Recoveries	(33)	1,112	1,079
Net charge-offs	(696)	(1,916)	(2,612)
Balance at September 30, 2013	$2,326	$3,007	$5,333

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Provision for loan losses, acquired loans	2,655	928	3,583
Loans charged-off	174	(278)	(104)
Recoveries	195	167	362
Net recoveries (charge-offs)	369	(111)	258
Balance at September 30, 2012	$3,526	$817	$4,343

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$204	$-	$1,354	$748	$2,306
Secured by 1-4 family residential properties	1,670	469	1,926	-	4,065
Secured by nonfarm, nonresidential properties	5,309	113	6,031	-	11,453
Other	909	142	737	2	1,790
Commercial and industrial loans	314	29	135	-	478
Consumer loans	-	-	-	-	-
Other loans	289	-	397	628	1,314
Total covered loans	8,695	753	10,580	1,378	21,406

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	33,404	11,028	46,329	8,170	98,931
Secured by 1-4 family residential properties	25,708	15,711	16,763	856	59,038
Secured by nonfarm, nonresidential properties	192,453	22,235	80,844	6,154	301,686
Other	23,298	6,469	5,181	-	34,948
Commercial and industrial loans	138,428	13,677	28,927	5,617	186,649
Consumer loans	82	-	-	-	82
Other loans	15,111	1,613	261	-	16,985
Total noncovered loans	428,484	70,733	178,305	20,797	698,319
Total acquired loans	$437,179	$71,486	$188,885	$22,175	$719,725

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$251	$28	$-	$-	$279	$2,585
Secured by 1-4 family residential properties	11,480	979	1,223	38	13,720	17,785
Secured by nonfarm, nonresidential properties	497	-	170	-	667	12,120
Other	903	124	-	-	1,027	2,817
Commercial and industrial loans	-	-	-	-	-	478
Consumer loans	151	-	-	-	151	151
Other loans	-	-	-	-	-	1,314
Total covered loans	13,282	1,131	1,393	38	15,844	37,250

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	6,810	179	735	-	7,724	106,655
Secured by 1-4 family residential properties	101,895	3,585	3,912	143	109,535	168,573
Secured by nonfarm, nonresidential properties	-	-	-	-	-	301,686
Other	103	-	-	-	103	35,051
Commercial and industrial loans	-	-	-	-	-	186,649
Consumer loans	21,566	494	109	-	22,169	22,251
Other loans	25	-	-	-	25	17,010
Total noncovered loans	130,399	4,258	4,756	143	139,556	837,875
Total acquired loans	$143,681	$5,389	$6,149	$181	$155,400	$875,125

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

	December 31, 2012
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$1,341	$18	$1,489	$744	$3,592
Secured by 1-4 family residential properties	3,128	810	2,940	85	6,963
Secured by nonfarm, nonresidential properties	5,857	1,052	9,839	798	17,546
Other	443	318	1,231	-	1,992
Commercial and industrial loans	82	458	207	-	747
Consumer loans	-	-	-	-	-
Other loans	245	-	345	535	1,125
Total covered loans	11,096	2,656	16,051	2,162	31,965

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	3,259	119	4,915	921	9,214
Secured by 1-4 family residential properties	7,325	-	3,708	23	11,056
Secured by nonfarm, nonresidential properties	22,453	3,596	18,682	831	45,562
Other	236	-	417	-	653
Commercial and industrial loans	2,853	89	93	-	3,035
Consumer loans	-	-	-	-	-
Other loans	86	-	-	-	86
Total noncovered loans	36,212	3,804	27,815	1,775	69,606
Total acquired loans	$47,308	$6,460	$43,866	$3,937	$101,571

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$306	$26	$-	$-	$332	$3,924
Secured by 1-4 family residential properties	14,311	1,028	1,650	38	17,027	23,990
Secured by nonfarm, nonresidential properties	692	169	-	-	861	18,407
Other	1,468	48	52	7	1,575	3,567
Commercial and industrial loans	-	-	-	-	-	747
Consumer loans	177	-	-	-	177	177
Other loans	104	-	-	-	104	1,229
Total covered loans	17,058	1,271	1,702	45	20,076	52,041

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	802	-	40	-	842	10,056
Secured by 1-4 family residential properties	7,715	357	215	61	8,348	19,404
Secured by nonfarm, nonresidential properties	87	-	-	-	87	45,649
Other	16	-	-	-	16	669
Commercial and industrial loans	-	-	-	-	-	3,035
Consumer loans	2,394	164	52	-	2,610	2,610
Other loans	14	-	-	-	14	100
Total noncovered loans	11,028	521	307	61	11,917	81,523
Total acquired loans	$28,086	$1,792	$2,009	$106	$31,993	$133,564

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

Under FASB ASC Topic 310-30, acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.  At September 30, 2013 and December 31, 2012, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At September 30, 2013, approximately $3.0 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.1 million of acquired loans at December 31, 2012.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$290	$454	$744	$445	$1,396	$2,585
Secured by 1-4 family residential properties	1,338	1,355	2,693	38	15,054	17,785
Secured by nonfarm, nonresidential properties	873	542	1,415	-	10,705	12,120
Other	431	2	433	-	2,384	2,817
Commercial and industrial loans	21	49	70	53	355	478
Consumer loans	-	-	-	-	151	151
Other loans	397	628	1,025	-	289	1,314
Total covered loans	3,350	3,030	6,380	536	30,334	37,250

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	4,801	37,844	42,645	71	63,939	106,655
Secured by 1-4 family residential properties	6,273	8,825	15,098	872	152,603	168,573
Secured by nonfarm, nonresidential properties	8,053	14,105	22,158	293	279,235	301,686
Other	344	1,848	2,192	270	32,589	35,051
Commercial and industrial loans	9,531	4,844	14,375	951	171,323	186,649
Consumer loans	508	109	617	-	21,634	22,251
Other loans	91	8	99	-	16,911	17,010
Total noncovered loans	29,601	67,583	97,184	2,457	738,234	837,875
Total acquired loans	$32,951	$70,613	$103,564	$2,993	$768,568	$875,125

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

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million compared to a net negative ineffectiveness of $1.8 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, the impact was a net positive ineffectiveness of $2.7 million compared to a net negative ineffectiveness of $2.7 million for the nine months ended September 30, 2012.

The activity in MSR is detailed in the table below ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$47,341	$43,274
Origination of servicing assets	15,551	17,074
Change in fair value:
Due to market changes	7,881	(8,960)
Due to runoff	(7,623)	(7,177)
Balance at end of period	$63,150	$44,211

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.

The total mortgage loan servicing putback expenses, included in other noninterest expense, incurred by Trustmark during the first nine months of 2013 and 2012 were $1.0 million and $7.2 million, respectively.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan servicing putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter of 2012.  At September 30, 2013 and December 31, 2012, the reserve for mortgage loan servicing putback expenses were $5.0 million and $7.8 million, respectively.

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

During October 2013, Trustmark reached an agreement in principle with FNMA to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  The terms of the agreement are subject to final approval by FNMA.  Under the proposed terms of the agreement, Trustmark will pay FNMA approximately $4.4 million with respect to the Repurchase Obligations, subject to reconciliation and adjustment.  Trustmark believes that it is in its best interests to execute the agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations are covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.

Note 7 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  At September 30, 2013, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and losses, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$78,189	$79,053
Additions (1)	73,890	32,428
Disposals	(29,605)	(24,248)
Writedowns	(6,145)	(4,758)
Balance at end of period	$116,329	$82,475

Loss, net on the sale of other real estate included in ORE/Foreclosure expense	$(110)	$(175)

(1) Includes $40.1 million of other real estate acquired from BancTrust at September 30, 2013, and $2.6 million of other real estate acquired from Bay Bank at September 30, 2012.

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2013	2012
Construction, land development and other land properties	$66,200	$46,957
1-4 family residential properties	15,280	8,134
Nonfarm, nonresidential properties	32,249	22,760
Other real estate properties	2,600	338
Total other real estate, excluding covered other real estate	$116,329	$78,189

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2013	2012
Alabama	$25,308	$-
Florida	39,198	18,569
Mississippi (1)	25,439	27,771
Tennessee (2)	14,615	17,589
Texas	11,769	14,260
Total other real estate, excluding covered other real estate	$116,329	$78,189

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

For the nine months ended September 30, 2013 and 2012, changes and gains, net on covered other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$5,741	$6,331
Transfers from covered loans	1,380	1,424
FASB ASC 310-30 adjustment for the residual recorded investment	(541)	(112)
Net transfers from covered loans	839	1,312
Disposals	(848)	(1,673)
Writedowns	(640)	(248)
Balance at end of period	$5,092	$5,722

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$47	$440

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2013	2012
Construction, land development and other land properties	$733	$1,284
1-4 family residential properties	1,777	1,306
Nonfarm, nonresidential properties	2,525	3,151
Other real estate properties	57	-
Total covered other real estate	$5,092	$5,741

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

In October 2012, FASB issued Accounting Standard Update (ASU) 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice regarding how to account for the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  ASU 2012-06 requires that the indemnification asset be measured subsequently on the same basis as the indemnified assets and, if the effect of the change in the cash flows expected to be collected on an indemnification asset must be amortized, the amortization period is limited to the lesser of the term of the indemnification agreement or the remaining life of the indemnified asset.

Trustmark has accounted for the FDIC indemnification asset using the “collectibility method,” which recognized write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of the acquired covered loans, pay-offs of acquired covered loans, sales of covered other real estate, or reductions in FDIC loss claims immediately in noninterest income.  Under ASU 2012-06, write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans will be recognized over the lesser of the remaining life or contractual period of the acquired covered loan by a yield adjustment on the accretion of the discount basis of the FDIC indemnification asset. All other valuation changes of the FDIC indemnification asset (i.e., pay-offs of acquired covered loans, sales of covered other real estate, and reductions of FDIC loss claims) will continue to be accounted for under the “collectibility method.”  The amendments in ASU 2012-06 are effective prospectively for interim and annual periods beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of this change in accounting principle was immaterial to Trustmark’s consolidated financial statements for the first nine months of 2013.

Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.3 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired loans as required by FASB ASC Topic 310-30.  For the first nine months of 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Other income included a write-down of the FDIC indemnification asset of $3.5 million and $3.0 million on covered loans as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$21,774	$28,348
Accretion	(141)	187
Transfers to FDIC claims receivable	(1,097)	(1,271)
Change in expected cash flows (1)	(3,251)	(2,925)
Change in FDIC true-up provision	(200)	(360)
Balance at end of period	$17,085	$23,979

(1) The decrease during the first nine months of 2013 was due to loan pay-offs, improved cash flow projections,and lower loss expectations for covered loans.

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	September 30,	December 31,
	2013	2012
Noninterest-bearing demand deposits	$2,643,612	$2,254,211
Interest-bearing demand	1,826,118	1,481,182
Savings	2,977,391	2,322,280
Time	2,340,113	1,838,844
Total	$9,787,234	$7,896,517

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$148	$134	$446	$413
Interest cost	1,252	947	3,506	2,837
Expected return on plan assets	(2,060)	(1,438)	(5,660)	(4,238)
Recognized net loss due to settlement	838	-	1,363	-
Recognized net actuarial loss	1,374	1,303	4,142	3,922
Net periodic benefit cost	$1,552	$946	$3,797	$2,934

In the table above, recognized net loss due to settlement is related to the lump sum settlement of certain benefits in the Trustmark Capital Accumulation Plan in accordance with FASB ASC Topic 715-30, “Defined Benefit Plans - Pension.”  It is expected that additional settlement charges will be recognized during the remainder of the year.

The acceptable range of contributions to the plan is determined each year by the plan's actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plan's funded status and return on plan assets as of the measurement date, which is December 31.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became effective.  Through MAP-21, Congress provides pension sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans.  Under MAP-21, instead of using a two-year average of these rates, plan sponsors determine required pension funding contributions based on a 25-year average of these rates with a cap and a floor.  For 2013, the cap is set at 115% and the floor is set at 85% of the 25-year average of these rates as of September 30, 2012, whereas for 2012 the cap was 110% and the floor was 90% of the average of these rates as of September 30, 2011.  Trustmark expects its minimum required contribution for 2013 to be approximately $2.1 million.  During 2012, Trustmark made a minimum required contribution of $1.5 million for the 2012 plan year.  The increase of approximately $600 thousand in 2013 as compared to 2012 is primarily due to the change in MAP-21 interest rates, with the effective interest rate dropping from 6.82% in 2012 to 6.13% in 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$150	$170	$448	$510
Interest cost	484	517	1,452	1,550
Amortization of prior service cost	62	63	188	188
Recognized net actuarial loss	260	215	778	645
Net periodic benefit cost	$956	$965	$2,866	$2,893

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

Stock Option Grants

Stock option awards under the 2005 Plan were granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant.  Stock options granted under the 2005 Plan vested equally over five years and had a contractual term of seven years.  Stock option awards, which were granted under the 1997 Plan, had an exercise price equal to the market price of Trustmark’s stock on the date of grant, vested equally over four years with a contractual term of ten years.  During 2011, compensation expense related to stock options was fully recognized.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and was recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards are granted to Trustmark’s executive and senior management team.  Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  The restriction period for performance awards covers a three-year vesting period.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for excess shares if performance measures exceed 100%.  Any excess shares related to the performance awards granted in 2013 vest at the end of the three year performance period.  Any excess shares related to the performance awards granted prior to 2013 are restricted for an additional three-year vesting period subsequent to the end of the three-year performance period.  The restricted share agreement provides for voting rights and dividend privileges.

Time-Vested Awards

Trustmark’s time-vested awards are granted to Trustmark’s Board of Directors, executive and senior management team.  The restriction period for time-vested awards covers a three-year vesting period.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended September 30, 2013
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	289,700	160,520	348,251
Granted	-	-	1,800
Granted - excess shares	-	-	-
Exercised or released from restriction	(17,500)	-	(1,044)
Expired	(10,000)	-	-
Forfeited	-	-	(2,181)
Outstanding/Nonvested shares or units, end of period	262,200	160,520	346,826

	Nine Months Ended September 30, 2013
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	699,600	159,583	317,573
Granted	-	62,119	102,155
Granted - excess shares	-	-	10,809
Exercised or released from restriction	(33,300)	(54,784)	(68,960)
Expired	(404,100)	-	-
Forfeited	-	(6,398)	(14,751)
Outstanding/Nonvested shares or units, end of period	262,200	160,520	346,826

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense - Stock and Incentive plans:
Performance awards	$222	$229	$620	$677
Time-vested awards	754	749	2,230	2,442
Total	$976	$978	$2,850	$3,119

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2013 and 2012, Trustmark had unused commitments to extend credit of $2.064 billion and $1.843 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At September 30, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $148.5 million and $152.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2013, the fair value of collateral held was $39.9 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (“OSIC”) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  The court has not yet ruled on the defendants’ motions to dismiss the OSIC’s claims.

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

On August 18, 2013, the class action plaintiffs in both cases and Trustmark agreed to a settlement, the terms and conditions of which are set forth in an executed Settlement Agreement and Release (the “Settlement”).  The Settlement is a matter of public record in the court file in the Leroy Jenkins case referenced above.  The parties reached the Settlement through arm’s-length negotiations following two court-ordered settlement conferences with United States Magistrate Judge F. Keith Ball.  Under the Settlement, subject to the terms and conditions therein and subject to court approval, and without admission of liability, fault or wrongdoing by Trustmark, plaintiffs and a settlement class consisting of TNB account holders whose accounts met certain criteria with respect to overdraft and non-sufficient funds fees between September 28, 2005 and the date of the court’s preliminary approval of the Settlement (the “Settlement Class”) would fully, finally, and forever resolve, discharge, and release their claims in exchange for Trustmark’s payment of $4.0 million, inclusive of all attorneys’ fees and costs, to create a common fund to benefit the Settlement Class.  In addition, Trustmark has agreed to adhere to its current method of time-ordered posting for non-recurring point of sale and ATM debit transactions for two years following the effective date of the Settlement, and to pay all fees and costs associated with providing notice to the Settlement Class and for implementation of the Settlement by the Settlement Administrator.

In an order dated October 11, 2013, the United States District Court for the Southern District of Mississippi preliminarily approved the Settlement.  The court will hold a hearing in early 2014 to determine whether to issue final approval of the Settlement.  As is common in class action settlements, notice will be provided to members of the Settlement Class, who will be given the option of opting out of the Settlement or objecting to the Settlement.  Pursuant to court approval, a professional settlement administrator has been engaged to provide notices to class members and to facilitate apportionment of the Settlement funds among class members.

The Settlement of $4.0 million, or $2.5 million net of taxes, was included in other noninterest expense for the quarter ended June 30, 2013.  Trustmark deposited the $4.0 million into the Settlement Administrator’s escrow account on October 25, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic shares	67,177	64,778	66,779	64,616
Dilutive shares	205	215	184	189
Diluted shares	67,382	64,993	66,963	64,805

Weighted-average antidilutive stock awards were excluded in determining diluted earnings per share.  The following table reflects weighted-average antidilutive shares for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Weighted-average antidilutive shares	270	501	379	705

Note 14 – Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Income taxes paid	$14,220	$37,551
Interest expense paid on deposits and borrowings	18,656	24,197
Noncash transfers from loans to foreclosed properties (1)	34,226	33,740
Assets acquired in business combinations	1,845,930	234,960
Liabilities assumed in business combinations	1,821,066	209,322

(1) Includes transfers from covered loans to foreclosed properties

Note 15 – Shareholders' Equity

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of September 30, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2013, which Management believes have affected Trustmark’s and TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At September 30, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,097,058	14.02%	$626,067	8.00%	n/	a	n/	a
Trustmark National Bank	1,055,807	13.63%	619,558	8.00%	$774,448		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$993,155	12.69%	$313,034	4.00%	n/	a	n/	a
Trustmark National Bank	954,563	12.33%	309,779	4.00%	$464,669		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$993,155	8.78%	$339,316	3.00%	n/	a	n/	a
Trustmark National Bank	954,563	8.53%	335,621	3.00%	$559,369		5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/	a	n/	a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974		5.00%

Accumulated Other Comprehensive Income

The following table presents the components of accumulated other comprehensive (loss) income and the related tax effects allocated to each component for the periods ended September 30, 2013 and 2012 ($ in thousands):

			Accumulated
			Other
	Before-Tax	Tax	Comprehensive
	Amount	Effect	(Loss) Income
Balance, January 1, 2013	$5,533	$(2,138)	$3,395
Unrealized holding losses on AFS arising during period	(98,130)	37,534	(60,596)
Adjustment for net gains realized in net income	(378)	145	(233)
Pension and other postretirement benefit plans	6,471	(2,475)	3,996
Change in accumulated gain on effective cash flow hedge derivatives	1,963	(751)	1,212
Balance, September 30, 2013	$(84,541)	$32,315	$(52,226)

Balance, January 1, 2012	$5,089	$(1,968)	$3,121
Unrealized holding gains on AFS arising during period	2,970	(1,136)	1,834
Adjustment for net gains realized in net income	(1,041)	398	(643)
Pension and other postretirement benefit plans	4,755	(1,819)	2,936
Balance, September 30, 2012	$11,773	$(4,525)	$7,248

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

	Pre-Tax	Tax	After Tax
	Income	(Expense)	Income
	(Expense)	Benefit	(Expense)
Nine Months Ended September 30, 2013:
Securities available for sale:
Reclassification adjustment for net gains realized in net income	$378	$(145)	$233

Pension and other postretirement benefit plans:
Amortization of prior service cost	$(188)	$72	$(116)
Recognized net loss due to settlement	(1,363)	521	(842)
Recognized net actuarial loss	(4,920)	1,882	(3,038)
Total pension and other postretirement benefit plans	$(6,471)	$2,475	$(3,996)

Nine Months Ended September 30, 2012:
Securities available for sale:
Reclassification adjustment for net gains realized in net income	$1,041	$(398)	$643

Pension and other postretirement benefit plans:
Amortization of prior service cost	$(188)	$72	$(116)
Recognized net actuarial loss	(4,567)	1,747	(2,820)
Total pension and other postretirement benefit plans	$(4,755)	$1,819	$(2,936)

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$503	$-	$503	$-
U.S. Government agency obligations	265,438	-	265,438	-
Obligations of states and political subdivisions	212,991	-	212,991	-
Mortgage-backed securities	2,665,441	-	2,665,441	-
Asset-backed securities	227,728	-	227,728	-
Securities available for sale	3,372,101	-	3,372,101	-
Loans held for sale	119,986	-	119,986	-
Mortgage servicing rights	63,150	-	-	63,150
Other assets - derivatives	10,841	2,633	6,161	2,047
Other liabilities - derivatives	7,305	480	6,825	-

	December 31, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$105,745	$-	$105,745	$-
Obligations of states and political subdivisions	215,761	-	215,761	-
Mortgage-backed securities	2,094,612	-	2,094,612	-
Asset-backed securities	241,627	-	241,627	-
Securities available for sale	2,657,745	-	2,657,745	-
Loans held for sale	257,986	-	257,986	-
Mortgage servicing rights	47,341	-	-	47,341
Other assets - derivatives	7,107	(440)	5,263	2,284
Other liabilities - derivatives	6,612	545	6,067	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended September 30, 2013 and 2012 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2013	$47,341	$2,284
Total net gains included in net income (1)	258	7,558
Additions	15,551	-
Sales	-	(7,795)
Balance, September 30, 2013	$63,150	$2,047

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2013	$7,881	$954

Balance, January 1, 2012	$43,274	$702
Total net (losses) gains included in net income (1)	(16,137)	10,261
Additions	17,074	-
Sales	-	(6,658)
Balance, September 30, 2012	$44,211	$4,305

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2012	$(8,960)	$2,320

(1) Total net gains (losses) included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2013, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2013, Trustmark had outstanding balances of $32.2 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $40.6 million at December 31, 2012.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At September 30, 2013, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $73.9 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2013 compared with $32.4 million for the same period in 2012.  Foreclosed assets measured at fair value upon initial recognition for the nine months ended September 30, 2013 and 2012, included $40.1 million of other real estate acquired from BancTrust and $2.6 million of other real estate acquired from Bay Bank, respectively.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $9.2 million and $8.5 million for the first nine months of 2013 and 2012, respectively. Other than foreclosed assets measured at fair value upon initial recognition, $35.0 million of foreclosed assets were remeasured during the first nine months of 2013, requiring write-downs of $5.5 million to reach their current fair values compared to $29.7 million of foreclosed assets that were remeasured during the first nine months of 2012, requiring write-downs of $4.8 million.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012, are as follows ($ in thousands):

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$343,562	$343,562	$238,535	$238,535
Securities held to maturity	69,980	70,949	42,188	46,888
Level 3 Inputs:
Net LHFI	5,628,009	5,701,646	5,514,016	5,619,933
Net acquired loans	869,792	869,792	127,489	127,489
FDIC indemnification asset	17,085	17,085	21,774	21,774

Financial Liabilities:
Level 2 Inputs:
Deposits	9,787,234	9,792,076	7,896,517	7,904,179
Short-term liabilities	403,163	403,163	375,749	375,749
Long-term FHLB advances	8,562	8,562	-	-
Subordinated notes	49,896	53,605	49,871	53,980
Junior subordinated debt securities	61,856	40,206	61,856	40,206

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at September 30, 2013 and December 31, 2012.

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

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $149.5 million at September 30, 2013, with a negative valuation adjustment of $2.9 million, compared to $310.3 million, with a negative valuation adjustment of $738 thousand as of December 31, 2012.

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

No ineffectiveness related to the interest rate derivative designated as a cash flow hedge was recognized in the consolidated statements of income during the three or nine months ended September 30, 2013. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive loss totaled $1.2 million at September 30, 2013.  Trustmark does not expect to reclassify any amounts from accumulated other comprehensive loss to interest expense during the next 12 months since Trustmark’s derivative relating to its junior subordinated debentures does not become effective until December 31, 2014.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million compared to a net negative ineffectiveness of $1.8 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, the impact was a net positive ineffectiveness of $2.7 million compared to a net negative ineffectiveness of $2.7 million for the nine months ended September 30, 2012.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $111.5 million at September 30, 2013, with a positive valuation adjustment of $2.0 million, compared to $186.9 million, with a positive valuation adjustment of $2.3 million as of December 31, 2012.

Trustmark offers certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of September 30, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $365.7 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $908 thousand compared to $5.4 million as of December 31, 2012.  As of September 30, 2013, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of September 30, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.8 million, compared to two risk participation agreements with an aggregate notional amount of $10.1 million at December 31, 2012.  The fair values of these risk participation agreements were immaterial at September 30, 2013.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30,	December 31,
	2013	2012
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$1,963	$-
Forward contracts included in other liabilities	2,878	738

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$2,228	$(482)
Exchange traded purchased options included in other assets	405	42
OTC written options (rate locks) included in other assets	2,047	2,284
Interest rate swaps included in other assets	4,174	5,241
Credit risk participation agreements included in other assets	24	22
Exchange traded written options included in other liabilities	480	545
Interest rate swaps included in other liabilities	3,947	5,329

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives in hedging relationships
Amount of loss recognized in mortgage banking, net	$(13,008)	$(4,212)	$(2,141)	$(5,279)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$2,728	$2,883	$(5,421)	$9,913
Amount of (loss) gain recognized in bankcard and other fees	(203)	(85)	192	(246)

The following table discloses the amount included in other comprehensive (loss) income for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationship
Amount of (loss) gain recognized in other comprehensive (loss) income	$(242)	$-	$1,212	$-

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,137	$-	$6,137	$(1,253)	$(1,500)	$3,384

Offsetting of Derivative Liabilities
As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,947	$-	$3,947	$(1,253)	$-	$2,694

Offsetting of Derivative Assets
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,241	$-	$5,241	$-	$-	$5,241

Offsetting of Derivative Liabilities
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$5,329	$-	$5,329	$-	$(594)	$4,735

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

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called "funds transfer pricing", charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the General Banking segment, which contains the management team responsible for determining Trustmark’s funding and interest rate risk strategies.

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General Banking
Net interest income	$97,210	$84,125	$283,134	$255,184
Provision for loan losses, net	(375)	5,448	(9,606)	10,849
Noninterest income	31,367	30,433	90,250	92,772
Noninterest expense	88,615	72,029	272,951	224,256
Income before income taxes	40,337	37,081	110,039	112,851
Income taxes	9,916	9,817	27,803	29,834
General banking net income	$30,421	$27,264	$82,236	$83,017

Selected Financial Information
Average assets	$11,621,803	$9,664,428	$11,312,070	$9,653,259
Depreciation and amortization	$9,182	$7,514	$26,897	$20,649

Wealth Management
Net interest income	$1,117	$1,065	$3,261	$3,254
Provision for loan losses, net	43	15	38	35
Noninterest income	7,535	6,895	21,440	18,327
Noninterest expense	6,877	5,957	19,824	16,894
Income before income taxes	1,732	1,988	4,839	4,652
Income taxes	570	701	1,591	1,549
Wealth management net income	$1,162	$1,287	$3,248	$3,103

Selected Financial Information
Average assets	$66,760	$77,999	$71,417	$78,684
Depreciation and amortization	$43	$42	$126	$132

Insurance
Net interest income	$102	$89	$237	$233
Provision for loan losses, net	-	-	-	-
Noninterest income	8,231	7,537	23,496	21,311
Noninterest expense	6,032	5,474	18,089	16,043
Income before income taxes	2,301	2,152	5,644	5,501
Income taxes	850	799	2,107	2,048
Insurance net income	$1,451	$1,353	$3,537	$3,453

Selected Financial Information
Average assets	$70,545	$68,936	$67,268	$65,876
Depreciation and amortization	$258	$306	$777	$937

Consolidated
Net interest income	$98,429	$85,279	$286,632	$258,671
Provision for loan losses, net	(332)	5,463	(9,568)	10,884
Noninterest income	47,133	44,865	135,186	132,410
Noninterest expense	101,524	83,460	310,864	257,193
Income before income taxes	44,370	41,221	120,522	123,004
Income taxes	11,336	11,317	31,501	33,431
Consolidated net income	$33,034	$29,904	$89,021	$89,573

Selected Financial Information
Average assets	$11,759,108	$9,811,363	$11,450,755	$9,797,819
Depreciation and amortization	$9,483	$7,862	$27,800	$21,718

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).”  Issued in July 2013, ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception.  The exception states that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 applies prospectively for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date.  ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013.  The adoption of ASU 2013-11 is not expected to have a significant impact to Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2013, TNB had total assets of $11.691 billion, which represented approximately 99.0% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 214 offices and 3,110 full-time equivalent associates located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At September 30, 2013, TNB’s mortgage loan portfolio totaled approximately $1.007 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.435 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB.  During the third quarter of 2012, Trustmark completed the sale and reorganization of $929.0 million of assets managed by TIA for the Performance Funds Trust (Performance Funds) to Federated Investors, Inc. (Federated) and certain of Federated’s subsidiaries.  TIA no longer serves as investment adviser or custodian to the Performance Funds.  However, Performance Funds held by Trustmark wealth management clients at the time of the reorganization were converted to various pre-determined Federated funds, and remain in Trustmark wealth management accounts.  At September 30, 2013, Trustmark held assets under management and administration of $10.447 billion and brokerage assets of $1.288 billion.

New Market Tax Credits (NMTC) – TNB provides an intermediary vehicle for the provision of loans or investments in Low-Income Communities (LICs) through its subsidiary Southern Community Capital, LLC (SCC).  SCC is a Mississippi limited liability company and a certified Community Development Entity (CDE).  The primary mission of SCC is to provide investment capital for LICs, as defined by Section 45D of the Internal Revenue Code, or Low-Income Persons (LIPs).  As a certified CDE, SCC was able to apply to the Community Development Financial Institutions Fund (CDFI Fund) to receive a NMTC allocation to offer its investor, TNB, in exchange for equity investments in qualified projects.   In April 2013, SCC was awarded a $50.0 million allocation by the CDFI Fund under the calendar year 2012 allocation round of the NMTC Program.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At September 30, 2013, Somerville had total assets of $204.5 million.

On October 3, 2013, TNB received approval from the Office of the Comptroller of the Currency (OCC) to merge Somerville with and into TNB, with TNB as the surviving entity in the merger.  TNB and Somerville are both wholly owned subsidiaries of Trustmark; as such, the proposed merger represents a business reorganization between affiliates.

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

Executive Overview

While the economy has shown moderate signs of improvement, the outlook remains uncertain.  Estimated employment growth in the United States continued to decline during the third quarter of 2013 to average 143,000 jobs created per month, compared to an average 207,000 and 196,000 jobs per month during the first and second quarters of 2013, respectively.  However, the unemployment rate fell slightly to 7.2% as the number of people that reportedly exited the labor force exceeded the number of people that reportedly entered the labor force looking for employment.  Consumer confidence was reported to have declined slightly during the third quarter of 2013, as consumers reportedly had concerns about the short-term outlook for both jobs and earnings.  However, these reports also indicated that consumers’ assessments regarding current business and labor market conditions were positive.

In the October 2013 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested overall economic activity continued to expanded at a modest to moderate pace during the third quarter reporting period.  According to the Federal Reserve Districts’ reports, the Districts remain cautiously optimistic in their outlook for future economic activity, although many noted an increase in uncertainty due largely to the federal government shutdown and debt ceiling debate.  These moderate signs of improvement in the economy have caused increased uncertainty regarding the Federal Reserve’s stimulus program and potential tightening of monetary policy.

The OCC’s “Fact Sheets” for the Southern District, which includes all of Trustmark’s market regions, dated September 25, 2013, reported substantial improvement in economic conditions over the past year, but the pace of recovery was uneven through the district.  The OCC reported that overall financial conditions for financial institutions in the Southern District continued to improve and metrics for key financial areas were positive.  Most banks within the district with asset quality issues have reportedly had success in reducing problem assets and other real estate owned.  The OCC reported a significant decrease in the number of problem banks and has terminated many enforcement actions since 2012.  According to the OCC, considerable work remains as national banks struggle to stabilize shrinking net interest margins, but capital and liquidity levels are strong and economic conditions continue to improve.  Doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing local markets place continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

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

On March 29, 2013, TNB announced the signing of a definitive Branch Purchase and Assumption Agreement (the Agreement) pursuant to which TNB would acquire the two branches of SOUTHBank, F.S.B. (SOUTHBank), serving the Oxford, Mississippi market.  TNB completed its purchase of the two branches from SOUTHBank effective as of the close of business on July 26, 2013.  Pursuant to the Agreement, TNB assumed deposit accounts of approximately $11.7 million in addition to purchasing the two physical branch offices.  The transaction was not material to Trustmark’s consolidated financial statements and was not considered a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations.”

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

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  Trustmark has continued to experience improvements in credit quality on loans held for investment (LHFI).  As of September 30, 2013, classified LHFI balances decreased $30.8 million, or 11.2%, while criticized LHFI balances decreased $68.1 million, or 19.5%, when compared to balances at September 30, 2012.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of noted improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

TNB did not make significant changes to its loan underwriting standards during the first nine months of 2013.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting estimates during the first nine months of 2013.

Recent Legislative and Regulatory Developments

On June 7, 2012, the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC) and the OCC jointly issued proposed rules to enhance regulatory capital requirements.  The proposed rules were designed to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Act and international capital regulatory standards by the Basel Committee.  The proposed rules would have increased and revised the federal bank agencies’ current minimum risk-based and leverage capital ratio requirements; introduced new risk-weight calculation methods for the “standardized” denominator; adopted a minimum common equity Tier 1 risk-based capital requirement; revised regulatory capital components and calculations; required regulatory capital buffers above the minimum risk-based capital requirements for certain banking organizations; and more generally restructured the agencies’ capital rules.  Many of the proposed rules would have applied to all depository institutions, bank holding companies with consolidated assets of $500 million or more, and savings and loan holding companies.  The proposed rules also addressed the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”

The new final rule revising regulatory capital requirements was issued by the FRB on July 2, 2013, and approved by the FDIC and the OCC on July 9, 2013.  The new final capital rule adopts many of the new standards and requirements that were included in the proposed rules, such as a new common equity Tier 1 requirement and higher minimum Tier 1 requirements.  The new final capital rule contains three key changes from the proposed rules in an effort to reduce the burden on smaller banking organizations.  First, the new final capital rule does not change the current treatment of residential mortgage exposures.  Second, banking organizations that are not subject to the advanced approaches capital rules can opt not to incorporate most amounts reported as accumulated other comprehensive income (AOCI) in the calculation of their regulatory capital, which is consistent with the treatment of AOCI under the current rules.  Finally, smaller depository institution holding companies (those with assets less than $15 billion) and most mutual holding companies will be allowed to continue to count as Tier 1 capital most existing trust preferred securities that were issued prior to May 19, 2010 rather than phasing such securities out of regulatory capital.  Most banking organizations will be required to apply the new capital rules on January 1, 2015.  It is expected that banking organizations subject to the new final capital rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity than they are currently required to hold.  Management is currently evaluating the impact the new final capital rules will have on Trustmark.

On January 18, 2013, the Consumer Financial Protection Bureau (CFPB), FRB, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to the Truth in Lending Act made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and becomes mandatory on January 18, 2014.  The six agencies subsequently issued a proposed rule on July 10, 2013, that would create exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  If implemented, this proposal is expected to provide creditors with some relief from the mortgage appraisal requirements.  Management is currently evaluating the impact the proposed rules could have on Trustmark.

On July 30, 2013, the FRB, OCC, and the FDIC proposed guidance describing supervisory expectations for company-run stress tests conducted by medium-sized firms with between $10 billion and $50 billion in total consolidated assets.  The guidance relates to annual company-run stress tests that were mandated by previous rules finalized in October 2012.  If implemented, this proposal is expected to provide firms with greater clarity as to the stress test requirements.  Because Trustmark did not exceed the $10 billion threshold until February 2013, it will not be subject to these stress test requirements until September 2014, with a formal filing requirement of March 2015.

Financial Highlights

Trustmark reported net income of $33.0 million, or basic and diluted earnings per common share of $0.49 in the third quarter of 2013, compared to $29.9 million, or basic and diluted earnings per common share of $0.46, in the third quarter of 2012.  Trustmark’s performance during the quarter ended September 30, 2013, produced a return on average tangible common equity of 14.92% and a return on average assets of 1.11% compared to a return on average tangible common equity of 12.61% and a return on average assets of 1.21% during the quarter ended September 30, 2012.  During the nine months ended September 30, 2013, Trustmark's net income totaled $89.0 million, or basic and diluted earnings per common share of $1.33, a decrease of $552 thousand and $0.06 and $0.05 when compared to the nine months ended September 30, 2012.  Trustmark's performance during the nine months ended September 30, 2013, produced a return on average tangible common equity of 13.25% and a return on average assets of 1.04%, an increase of 0.34% and a decrease of 0.18%, respectively, when compared to the nine months ended September 30, 2012.  Trustmark’s performance for the three and nine months ended September 30, 2013 was significantly impacted by the BancTrust acquisition.  Highlights of the impact of the BancTrust acquisition are provided in the discussion below, while additional details are provided in the appropriate sections included elsewhere in this report.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per common share.  The dividend is payable December 15, 2013, to shareholders of record on December 1, 2013.

At September 30, 2013, nonperforming assets, excluding acquired loans and covered other real estate, totaled $189.7 million, an increase of $29.2 million, or 18.2%, compared to December 31, 2012, and total nonaccrual LHFI were $73.4 million, representing a decrease of $9.0 million relative to December 31, 2012.  Total net recoveries for the nine months ended September 30, 2013 were $1.3 million compared to total net charge-offs of $13.3 million for the same time period in 2012.

As discussed elsewhere in this report under the heading “Executive Overview”, Trustmark completed its merger with BancTrust on February 15, 2013.  At September 30, 2013, the carrying value of loans and deposits resulting from the BancTrust acquisition was $859.9 million and $1.667 billion, respectively.  The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $50.5 million and net income, excluding non-routine merger expenses, of approximately $13.0 million through September 30, 2013.  Included in noninterest expense for the first nine months of 2013 are non-routine BancTrust merger expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and employee benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).  Such operating results are not necessarily indicative of future operating results.

Selected Financial Data
($ in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statements of Income
Total interest income	$104,894	$92,497	$306,249	$282,793
Total interest expense	6,465	7,218	19,617	24,122
Net interest income	98,429	85,279	286,632	258,671
Provision for loan losses, LHFI	(3,624)	3,358	(11,438)	7,301
Provision for loan losses, acquired loans	3,292	2,105	1,870	3,583
Noninterest income	47,133	44,865	135,186	132,410
Noninterest expense	101,524	83,460	310,864	257,193
Income before income taxes	44,370	41,221	120,522	123,004
Income taxes	11,336	11,317	31,501	33,431
Net Income	$33,034	$29,904	$89,021	$89,573

Common Share Data
Basic earnings per share	$0.49	$0.46	$1.33	$1.39
Diluted earnings per share	0.49	0.46	1.33	1.38
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average common equity	9.83%	9.34%	8.92%	9.55%
Return on average tangible common equity	14.92%	12.61%	13.25%	12.91%
Return on average assets	1.11%	1.21%	1.04%	1.22%
Net interest margin (fully taxable equivalent)	3.94%	4.06%	3.98%	4.14%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.04%	0.31%	-0.03%	0.30%
Provision for loan losses/average loans	-0.25%	0.23%	-0.27%	0.16%
Nonperforming loans/total loans (incl LHFS*)	1.26%	1.38%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	3.20%	2.75%
Allowance for loan losses/total loans (excl LHFS*)	1.20%	1.51%

September 30,	2013	2012
Consolidated Balance Sheets
Total assets	$11,805,197	$9,872,159
Securities	3,442,081	2,769,930
Loans held for investment and acquired loans (including LHFS*)	6,691,752	6,000,473
Deposits	9,787,234	7,804,041
Common shareholders' equity	1,329,514	1,278,015

Common Stock Performance
Market value - close	$25.60	$24.34
Common book value	19.79	19.73
Tangible common book value	13.58	14.95

Capital Ratios
Common equity/total assets	11.26%	12.95%
Tangible common equity/tangible assets	8.01%	10.13%
Tangible common equity/risk-weighted assets	11.66%	14.49%
Tier 1 leverage ratio	8.78%	10.83%
Tier 1 common risk-based capital ratio	11.92%	14.50%
Tier 1 risk-based capital ratio	12.69%	15.40%
Total risk-based capital ratio	14.02%	17.25%

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,333,356	$1,273,605	$1,334,437	$1,252,684
Less: Goodwill		(368,482)	(291,104)	(353,485)	(291,104)
Identifiable intangible assets		(45,988)	(18,971)	(43,232)	(17,152)
Total average tangible common equity		$918,886	$963,530	$937,720	$944,428

PERIOD END BALANCES
Total shareholders' equity		$1,329,514	$1,278,015
Less: Goodwill		(372,463)	(291,104)
Identifiable intangible assets		(44,424)	(18,327)
Total tangible common equity	(a)	$912,627	$968,584

TANGIBLE ASSETS
Total assets		$11,805,197	$9,872,159
Less: Goodwill		(372,463)	(291,104)
Identifiable intangible assets		(44,424)	(18,327)
Total tangible assets	(b)	$11,388,310	$9,562,728

Risk-weighted assets	(c)	$7,825,839	$6,684,820

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$33,034	$29,904	$89,021	$89,573
Plus: Intangible amortization net of tax		1,523	635	3,939	1,708
Net income adjusted for intangible amortization		$34,557	$30,539	$92,960	$91,281

Period end common shares outstanding	(d)	67,181,694	64,779,937

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity [1]		14.92%	12.61%	13.25%	12.91%
Tangible common equity/tangible assets	(a)/(b)	8.01%	10.13%
Tangible common equity/risk-weighted assets	(a)/(c)	11.66%	14.49%
Tangible common book value	(a)/(d) *1,000	$13.58	$14.95

		September 30,
TIER 1 COMMON RISK-BASED CAPITAL		2013	2012
Total shareholders' equity		$1,329,514	$1,278,015
Eliminate qualifying AOCI		52,226	(7,248)
Qualifying tier 1 capital		60,000	60,000
Disallowed goodwill		(372,463)	(291,104)
Adjustment to goodwill allowed for deferred taxes		14,093	12,683
Other disallowed intangibles		(44,424)	(18,327)
Disallowed servicing intangible		(6,315)	(4,421)
Disallowed deferred taxes		(39,476)	-
Total tier 1 capital		$993,155	$1,029,598
Less: Qualifying tier 1 capital		(60,000)	(60,000)
Total tier 1 common capital	(e)	$933,155	$969,598

Tier 1 common risk-based capital ratio	(e)/(c)	11.92%	14.50%

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

As previously discussed, Trustmark acquired BancTrust on February 15, 2013.  This acquisition resulted in additional net interest income of $18.0 million and $42.3 million for the three and nine months ended September 30, 2013, and year to date growth in both average interest-earning assets and average interest-bearing liabilities of $1.111 billion and $1.119 billion, respectively, which are also included in the current period balances shown in the following three paragraphs.

Net interest income-FTE for the three and nine months ended September 30, 2013, increased $13.2 million, or 14.9%, and $28.4 million, or 10.5%, respectively, when compared with the same periods in 2012.  The net interest margin decreased 16 basis points to 3.98% for the first nine months of 2013, compared with the same time period in 2012.  The decrease in the net interest margin is primarily a result of a downward repricing of fixed rate assets and changes to Trustmark’s asset mix due to growth in lower yielding investment securities.  The impact of this was partially offset by the significant increase in acquired loans due to the BancTrust acquisition, the significant increase in recoveries of acquired impaired loans, as well as lower deposit costs.

Average interest-earning assets for the first nine months of 2013 were $9.998 billion compared to $8.700 billion for the same time period in 2012, an increase of $1.299 billion.  The growth in average interest-earning assets was primarily due to an increase in average total securities and average acquired noncovered loans of $790.3 million and $722.3 million, respectively, during the first nine months of 2013.  The increase in securities and acquired noncovered loans, which resulted primarily from the BancTrust acquisition, was partially offset by a decrease in average loans (LHFI and loans held for sale) of $192.3 million, or 3.2%, during the first nine months of 2013.  The decrease in average loans is primarily attributable to the decrease in loans held for sale (LHFS) of $204.9 million, or 63.1%, due to declines in mortgage loan production as interest rates rise.  During the first nine months of 2013, interest on securities-taxable increased $2.1 million, or 4.1%, as the yield on taxable securities decreased 63 basis points when compared with the same time period in 2012 due to the run-off of higher yielding securities replaced at lower yields.  During the first nine months of 2013, interest and fees on LHFS and LHFI-FTE decreased $17.7 million, or 8.0%, due to lower average loan balances while the yield on loans fell to 4.73% compared to 4.97% during the same time period in 2012.  During the first nine months of 2013, interest and fees on acquired loans increased $39.7 million while the yield on acquired loans fell to 8.48% compared to 12.74% during the same time period in 2012.  The increase in interest and fees on acquired loans and the decrease in the yield on acquired loans were a result of the significant increase in average acquired loans due to the BancTrust acquisition, which had a lower yield than the acquired loans at September 30, 2012, and approximately $14.2 million of recoveries of acquired impaired loans.  As a result of these factors, interest income-FTE increased $23.8 million, or 8.1%, when the first nine months of 2013 is compared with the same time period in 2012.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.51% for the first nine months of 2012 to 4.24% for the same time period in 2013, a decrease of 27 basis points.

Average interest-bearing liabilities for the first nine months of 2013 totaled $7.563 billion compared to $6.462 billion for the same time period in 2012, an increase of $1.102 billion, or 17.0%.  During the first nine months of 2013, average interest-bearing deposits increased $1.154 billion, or 19.5%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $52.4 million, or 9.4%.  The overall yield on interest-bearing liabilities declined 15 basis points when the first nine months of 2013 is compared with the same time period in 2012, primarily due to a reduction in the costs of certificates of deposit and interest checking accounts.  As a result of these factors, total interest expense for the first nine months of 2013 decreased $4.5 million, or 18.7%, when compared with the same time period in 2012.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended September 30,
	2013			2012

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$8,978	$8	0.35%	$6,583	$6	0.36%
Securities - taxable	3,338,774	18,654	2.22%	2,437,625	15,909	2.60%
Securities - nontaxable	183,079	1,960	4.25%	187,398	2,089	4.43%
Loans (including LHFS)	5,784,170	68,417	4.69%	5,886,447	72,554	4.90%
Acquired loans	928,444	19,183	8.20%	153,821	5,229	13.52%
Other earning assets	38,226	372	3.86%	31,758	339	4.25%
Total interest-earning assets	10,281,671	108,594	4.19%	8,703,632	96,126	4.39%
Cash and due from banks	272,320			236,566
Other assets	1,284,813			958,030
Allowance for loan losses, net	(79,696)			(86,865)
Total Assets	$11,759,108			$9,811,363

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,212,391	4,970	0.27%	$5,815,203	5,725	0.39%
Federal funds purchased and securities sold under repurchase agreements	364,446	106	0.12%	374,885	135	0.14%
Other borrowings	179,690	1,389	3.07%	193,487	1,358	2.79%
Total interest-bearing liabilities	7,756,527	6,465	0.33%	6,383,575	7,218	0.45%
Noninterest-bearing demand deposits	2,479,082			2,039,729
Other liabilities	190,143			114,454
Shareholders' equity	1,333,356			1,273,605
Total Liabilities and Shareholders' Equity	$11,759,108			$9,811,363

Net Interest Margin		102,129	3.94%		88,908	4.06%

Less tax equivalent adjustment		3,700			3,629

Net Interest Margin per Consolidated Statements of Income		$98,429			$85,279

Yield/Rate Analysis Table
($ in thousands)

	Nine Months Ended September 30,
	2013			2012

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$7,477	$17	0.30%	$7,151	$17	0.32%
Securities - taxable	3,182,404	53,740	2.26%	2,390,199	51,645	2.89%
Securities - nontaxable	183,659	5,952	4.33%	185,517	6,277	4.52%
Loans (including LHFS)	5,753,759	203,579	4.73%	5,946,031	221,284	4.97%
Acquired loans	835,172	52,952	8.48%	139,028	13,263	12.74%
Other earning assets	35,893	1,099	4.09%	31,838	1,005	4.22%
Total interest-earning assets	9,998,364	317,339	4.24%	8,699,764	293,491	4.51%
Cash and due from banks	275,711			246,958
Other assets	1,260,227			941,468
Allowance for loan losses, net	(83,547)			(90,371)
Total Assets	$11,450,755			$9,797,819

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,057,428	14,950	0.28%	$5,903,452	19,543	0.44%
Federal funds purchased and securities sold under repurchase agreements	315,113	275	0.12%	364,332	448	0.16%
Other borrowings	190,850	4,392	3.08%	193,986	4,131	2.84%
Total interest-bearing liabilities	7,563,391	19,617	0.35%	6,461,770	24,122	0.50%
Noninterest-bearing demand deposits	2,377,583			1,969,445
Other liabilities	175,344			113,920
Shareholders' equity	1,334,437			1,252,684
Total Liabilities and Shareholders' Equity	$11,450,755			$9,797,819

Net Interest Margin		297,722	3.98%		269,369	4.14%

Less tax equivalent adjustment		11,090			10,698

Net Interest Margin per Consolidated Statements of Income		$286,632			$258,671

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, LHFI for the first nine months of 2013 totaled a negative $11.4 million, or -0.27% of average loans, compared with a positive provision of $7.3 million, or 0.16% of average loans, for the same time period in 2012.  Reduced loan provisioning during the first nine months of 2013 was a result of updated quantitative and qualitative reserve factors.

Provision for Loan Losses, LHFI
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Alabama	$550	$-	$1,458	$-
Florida	(2,642)	7	(9,742)	(24)
Mississippi (1)	(1,051)	466	(3,491)	5,759
Tennessee (2)	(150)	687	(863)	1,497
Texas	(331)	2,198	1,200	69
Total provision for loan losses, LHFI	$(3,624)	$3,358	$(11,438)	$7,301

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

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection. The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans balance accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The provision for loan losses, acquired loans totaled $3.3 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, compared with a provision of $2.1 million and $3.6 million for the same time periods in 2012.  The provision for loan losses, acquired loans for loans acquired from BancTrust totaled $2.3 million and $2.5 million for the three and nine months ended September 30, 2013, respectively.  The decrease in the provision for loan losses, acquired loans during the first nine months of 2013 was a result of changes in expectations based on the periodic re-estimations performed during the period.

Noninterest Income

Trustmark’s noninterest income continues to play an important role in improving net income and total shareholder value.  Noninterest income represented 32.4% and 32.0% of total revenue, before securities gains, net for the three and nine months ended September 30, 2013, and 34.5% and 33.7% of total revenue, before securities gains, net for the three and nine months ended September 30, 2012, respectively.  Total noninterest income before securities gains, net for the three months ended September 30, 2013 totaled $47.1 million, an increase of $2.3 million, or 5.1%, when compared to the same period in 2012.  Total noninterest income before securities gains, net for the nine months ended September 30, 2013 totaled $134.8 million, an increase of $3.4 million, or 2.6%, when compared to the same period in 2012.  The comparative components of noninterest income for the periods ended September 30, 2013 and 2012 are shown in the accompanying table:

Noninterest Income
($ in thousands)
Three Months Ended September 30,	Nine Months Ended September 30,
2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Service charges on deposit accounts	$13,852	$13,135	$717	5.5%	$38,462	$37,960	$502	1.3%
Mortgage banking, net	8,440	11,150	(2,710)	-24.3%	28,318	29,629	(1,311)	-4.4%
Bank card and other fees	8,929	6,924	2,005	29.0%	26,381	22,467	3,914	17.4%
Insurance commissions	8,227	7,533	694	9.2%	23,483	21,318	2,165	10.2%
Wealth management	7,520	5,612	1,908	34.0%	21,335	16,875	4,460	26.4%
Other, net	165	512	(347)	67.8%	(3,171)	3,120	(6,291)	n/	m
Total Noninterest Income before securities gains, net	47,133	44,866	2,267	5.1%	134,808	131,369	3,439	2.6%
Security gains (losses), net	-	(1)	1	-100.0%	378	1,041	(663)	-63.7%
Total Noninterest Income	$47,133	$44,865	$2,268	5.1%	$135,186	$132,410	$2,776	2.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during the first nine months of 2013 totaled $38.5 million, an increase of $502 thousand when compared to the same time period in 2012.  BancTrust contributed approximately $3.2 million of service charges on deposit accounts for the first nine months of 2013.  Service charges on deposit accounts, excluding BancTrust, during the first nine months of 2013 totaled $35.3 million, a decrease of $2.7 million from the same time period in 2012.  This decrease was primarily due to a decrease in non-sufficient funds/overdraft fees, excluding BancTrust, of approximately $2.2 million.  This decrease was a result of the modification to the processing sequence component of Trustmark’s overdraft programs, which became effective on October 1, 2012.  Management estimates this modification could reduce service charges on deposit accounts included in noninterest income by approximately $3.0 million on an annual basis.

Mortgage Banking, Net

Net revenue from mortgage banking totaled $8.4 million for the three months ended September 30, 2013 a decrease of $2.7 million, or 24.3%, when compared to the same time period in 2012.  The decrease in net revenue from mortgage banking during the third quarter of 2013 was primarily due to net valuation decreases in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts and a decrease in gain on sales of loans, net, which was partially offset by the net positive hedge ineffectiveness.  Net revenue from mortgage banking was $28.3 million during the first nine months of 2013 compared with $29.6 million for the same time period in 2012, as shown in the accompanying table.  The $1.3 million decrease in net revenue from mortgage banking for the first nine months of 2013 was primarily due to net valuation decreases in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts, which was partially offset by an increase in gain on sales of loans, net as well as the net positive hedge ineffectiveness.  Loans serviced for others totaled $5.435 billion at September 30, 2013, compared with $4.974 billion at September 30, 2012, due to increased mortgage refinancing activity during the first half of 2013.

The following table illustrates the components of mortgage banking revenue included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	2012	$ Change	% Change		2013	2012	$ Change	% Change
Mortgage servicing income, net	$4,552	$3,984	$568	14.3%		$13,204	$11,761	$1,443	12.3%
Change in fair value-MSR from runoff	(2,407)	(2,751)	344	12.5%		(7,623)	(7,177)	(446)	-6.2%
Gain on sales of loans, net	6,465	9,114	(2,649)	-29.1%		24,227	21,884	2,343	10.7%
Other, net	(1,485)	2,608	(4,093)	n/	m	(4,186)	5,812	(9,998)	n/	m
Mortgage banking income before hedge ineffectiveness	7,125	12,955	(5,830)	-45.0%		25,622	32,280	(6,658)	-20.6%
Change in fair value-MSR from market changes	287	(3,282)	3,569	n/	m	7,881	(8,960)	16,841	n/	m
Change in fair value of derivatives	1,028	1,477	(449)	-30.4%		(5,185)	6,309	(11,494)	n/	m
Net positive (negative) hedge ineffectiveness	1,315	(1,805)	3,120	n/	m	2,696	(2,651)	5,347	n/	m
Mortgage banking, net	$8,440	$11,150	$(2,710)	-24.3%		$28,318	$29,629	$(1,311)	-4.4%
n/m - percentage changes greater than +/- 100% are not considered meaningful

Representing a significant component of mortgage banking income is gain on sales of loans, net, which equaled $24.2 million during the first nine months of 2013 compared with $21.9 million for the same time period in 2012.  The increase in the gain on sales of loans, net during the first nine months of 2013 resulted from higher profit margins from secondary marketing activities.  Loan sales totaled $1.132 billion during the first nine months of 2013, a decrease of $176.5 million when compared with the same time period in 2012.

During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for the first nine months of 2013.  For additional information, please see “Loans Held for Sale (LHFS)” included elsewhere in this report.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million and a net negative ineffectiveness of $1.8 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, the impact was a net positive ineffectiveness of $2.7 million compared to a net negative ineffectiveness of $2.7 million for the nine months ended September 30, 2012.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium.

Other mortgage banking income, net decreased by approximately $4.1 million and $10.0 million when comparing the three and nine months ended September 30, 2013 with the same period in 2012 and resulted primarily from a net valuation decrease in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.

Bank Card and Other Fees

Bank card and other fees totaled $26.4 million during the first nine months of 2013 compared with $22.5 million for the same time period in 2012.  BancTrust contributed approximately $1.3 million of bank card and other fees for the first nine months of 2013.  Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  Excluding BancTrust, bank card and other fees increased $2.6 million in the first nine months of 2013.  The increase was primarily the result of growth in interchange revenue and fees earned on other bank products and services.

The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to authorize the FRB to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective as of October 1, 2011.  On July 31, 2013, however, the United States District Court for the District of Columbia held that, in determining the debit card interchange fee standard in the final rule, the FRB improperly considered costs it was prohibited by the EFTA from considering.  The court, accordingly, remanded to the FRB with instructions to vacate the final rule, but stayed the order to vacate to provide the FRB an opportunity to replace the invalid portions of the final rule.  On September 19, 2013, the United States Circuit Court of Appeals for the District of Columbia ordered an expedited appeal of the District Courts ruling overturning the FRB’s debit card interchange fee standard.  Also on September 19, 2013, the United States District Court for the District of Columbia stayed the order to vacate allowing the FRB’s debit card interchange fee standard to remain in place while the United States Circuit Court of Appeals hears the case.  Management is closely monitoring developments, but cannot predict what the final outcome will be.  Any revision to the debit card interchange fee standard to comply with the court’s interpretation of the EFTA may impose a lower maximum permissible interchange fee on Trustmark, which would affect the accuracy of Management’s prediction of the impact of the interchange fee rule on Trustmark’s results of operations.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2012, the annual measurement date, Trustmark had assets of less than $10.0 billion; therefore, no impact of the FRB final rule to noninterest income is expected during 2013. However, following the closing of the merger with BancTrust on February 15, 2013, Trustmark had assets greater than $10.0 billion and expects to have assets greater than $10.0 billion at the December 31, 2013 annual measurement date.  Trustmark therefore will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule as issued on June 29, 2011 could reduce noninterest income by approximately $7.0 million to $10.0 million on an annual basis given Trustmark’s current debit card volumes (includes the impact of BancTrust).  Management is continuing to evaluate Trustmark’s product structure and services in light of the anticipated impact of the FRB final rule.

Insurance Commissions

Insurance commissions were $23.5 million during the first nine months of 2013 compared with $21.3 million for the same time period in 2012.  The increase in insurance commissions experienced during the first nine months of 2013 was primarily due to new business commission volume and increasing premium rates on commercial property and casualty policies and group health coverage.  Downward rate pressures on insurable risks have begun to subside, with most lines experiencing price increases as renewals occur.  General business activity has improved slightly, resulting in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management income totaled $21.3 million for the first nine months of 2013, an increase of $4.5 million when compared with the same time period in 2012.  BancTrust wealth management operations contributed approximately $2.6 million of the increase for the first nine months of 2013.  Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income, excluding BancTrust, was primarily attributable to brokerage services.  During the second quarter of 2013, the Custody Services Department assumed a custody role over a large public entity account which significantly increased the assets under administration.  At September 30, 2013 and 2012, Trustmark held assets under management and administration of $10.447 billion and $6.932 billion, respectively, and brokerage assets of $1.288 billion and $1.266 billion, respectively.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented:

Other Income, Net
($ in thousands)
	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	2012	$ Change	% Change		2013	2012	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,388)	$(2,302)	$(86)	-3.7%		$(6,726)	$(5,215)	$(1,511)	-29.0%
Bargain purchase gain on acquisition	-	-	-	-		-	3,635	(3,635)	-100.0%
Increase (Decrease) in FDIC indemnification asset	211	(609)	820	n/	m	(3,471)	(2,979)	(492)	-16.5%
Other miscellaneous income	2,342	3,423	(1,081)	-31.6%		7,026	7,679	(653)	-8.5%
Total other, net	$165	$512	$(347)	-67.8%		$(3,171)	$3,120	$(6,291)	n/	m

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for the first nine months of 2013 was a negative $3.2 million compared with a positive $3.1 million for the same time period in 2012.  The decrease of $6.3 million during the first nine months of 2013 is primarily the result of the $1.5 million increase in partnership amortization for tax credit purposes as well as the nonrecurring bargain purchase gain of $3.6 million resulting from Trustmark’s acquisition of Bay Bank & Trust Company (Bay Bank) during the first quarter of 2012.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During the first nine months of 2013, Trustmark sold approximately $67.2 million in available for sale securities, generating a net gain of $378 thousand.  Similarly, during the first nine months of 2012, Trustmark sold approximately $33.8 million in available for sale securities, generating a net gain of $1.0 million.

Noninterest Expense

Trustmark’s noninterest expense for the three and nine months ended September 30, 2013 increased $18.1 million, or 21.6%, and $53.7 million, or 20.9%, when compared with the same time period in 2012, respectively.  The increase in noninterest expense during the three months ended September 30, 2013 was primarily attributable to BancTrust operating expenses of $12.2 million as well as an increase in salaries and employee benefits expense.  The increase in noninterest expense during the first nine months of 2013 was primarily attributable to BancTrust non-routine merger expenses of $9.4 million and BancTrust operating expenses of $30.3 million.  Excluding BancTrust, noninterest expense for the three and nine months ended September 30, 2013 increased $5.9 million, or 7.0%, and $14.0 million, or 5.5%, when compared with the same time period in 2012, respectively.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  The comparative components of noninterest expense for the periods ended September 30, 2013 and 2012 are shown in the accompanying table:

Noninterest Expense
($ in thousands)
Three Months Ended September 30,	Nine Months Ended September 30,
2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and employee benefits	$56,043	$47,404	$8,639	18.2%	$165,040	$140,795	$24,245	17.2%
Services and fees	13,580	11,682	1,898	16.2%	39,428	34,179	5,249	15.4%
Net occupancy-premises	6,644	5,352	1,292	24.1%	19,302	15,244	4,058	26.6%
Equipment expense	6,271	5,095	1,176	23.1%	18,138	15,190	2,948	19.4%
ORE/Foreclosure expense:
Writedowns	1,748	668	1,080	n/	m	6,785	4,758	2,027	42.6%
Carrying costs	1,331	1,034	297	28.7%	5,245	3,234	2,011	62.2%
Total ORE/Foreclosure expense	3,079	1,702	1,377	80.9%	12,030	7,992	4,038	50.5%
FDIC assessment expense	2,376	1,826	550	30.1%	6,773	5,427	1,346	24.8%
Other expense	13,531	10,399	3,132	30.1%	50,153	38,366	11,787	30.7%
Total noninterest expense	$101,524	$83,460	$18,064	21.6%	$310,864	$257,193	$53,671	20.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, for the three and nine months ended September 30, 2013 increased $8.6 million, or 18.2%, and $24.2 million, or 17.2%, respectively, when compared with the same time period in 2012.  Salaries and employee benefits expense for BancTrust was $5.4 million and $16.0 million for the three and nine months ended September 30, 2013, respectively, which included non-routine merger expenses of $1.4 million for change in control and severance expense.  Excluding BancTrust, salaries and employee benefits for the three and nine months ended September 30, 2013 increased $3.2 million and $8.2 million, respectively, when compared to the same time period in 2012.  This increase primarily reflects modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in incentives for mortgage loan originators.

ORE/Foreclosure Expense

ORE/Foreclosure expense totaled $3.1 million and $12.0 million for the three and nine months ended September 30, 2013, an increase of $1.4 million and $4.0 million when compare to the same time period in 2012, respectively.  BancTrust contributed $1.1 million and $1.5 million of ORE/Foreclosure expense for the three and nine months ended September 30, 2013.  The increase in other real estate write-downs for the three months ended September 30, 2013 was primarily due to write-downs of other real estate property acquired from BancTrust.  The increase in ORE/Foreclosure expense for the nine months ended September 30, 2013 was primarily attributable to increases in the carrying cost of other real estate due to the increase in other real estate activity compared to 2012 as well as the write-down of a property in the Tennessee market region during the second quarter of 2013.

FDIC Assessment Expense

During the first nine months of 2013, FDIC insurance expense increased $1.3 million, or 24.8% when compared with the same time period in 2012, primarily resulting from $1.2 million of additional fees for BancTrust, which was partially offset by the FDIC’s revised deposit insurance assessment methodology.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at December 31, 2012, Trustmark benefitted from the change in the assessment methodology during the first nine months of 2013.  Trustmark had assets greater than $10.0 billion following the merger with BancTrust, and thus, will lose the benefit of this offset beginning in 2014.  Management estimates the change in the assessment methodology will have an immaterial impact on Trustmark’s results of operations.

Other Expense

Other noninterest expense consisted of the following for the periods presented:

Other Expense
($ in thousands)
	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	2012	$ Change	% Change		2013	2012	$ Change	% Change
Loan expense	$3,390	$3,150	$240	7.6%		$10,652	$16,974	$(6,322)	-37.2%
Non-routine transaction expenses on acquisition	-	-	-	-		7,920	1,917	6,003	n/	m
Amortization of intangibles	2,466	1,028	1,438	n/	m	6,380	2,766	3,614	n/	m
Other miscellaneous expense	7,675	6,221	1,454	23.4%		25,201	16,709	8,492	50.8%
Total other expense	$13,531	$10,399	$3,132	30.1%		$50,153	$38,366	$11,787	30.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other expense for the three and nine months ended September 30, 2013 increased $3.1 million, or 30.1%, and $11.8 million, or 30.7%, respectively, compared to the same time period in 2012.  BancTrust contributed $2.7 million and $14.1 million of other expense for the three and nine months ended September 30, 2013, respectively.  The growth in other expense for the three months ended September 30, 2013 was primarily due to the increase in the amortization of the core deposit intangible and other miscellaneous expenses as a result of the BancTrust acquisition. The growth in other expenses during the nine months ended September 30, 2013 was primarily due to BancTrust non-routine merger expenses of $7.9 million ($2.2 million of professional fees and $5.7 million of contract termination and other expenses), the increase in the amortization of the core deposit intangible and other miscellaneous expenses as a result of the BancTrust acquisition, and the $4.0 million of non-routine litigation expense related to the settlement regarding Trustmark’s overdraft fees for insufficient funds on debit card purchases and ATM withdrawals.  Excluding BancTrust and the non-routine litigation expense, other expense declined $6.3 million for the nine months ended September 30, 2013, which was primarily attributable to a decrease in loan expenses that resulted from lower mortgage loan putback expenses.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.

The total mortgage loan servicing putback expenses, included in loan expense, incurred by Trustmark during the three and nine months ended September 30, 2013 were $147 thousand and $1.0 million, compared to $122 thousand and $7.2 million for the three and nine months ended September 30, 2012, respectively.  During the second quarter of 2012, Trustmark updated its quarterly analysis of mortgage loan servicing putback exposure.  This analysis, along with recent mortgage industry trends, resulted in Trustmark providing an additional reserve of approximately $4.0 million in the second quarter of 2012.  At September 30, 2013 and December 31, 2012, the reserve for mortgage loan servicing putback expenses were $5.0 million and $7.8 million, respectively.

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

During October 2013, Trustmark reached an agreement in principle with FNMA to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  The terms of the agreement are subject to final approval by FNMA.  Under the proposed terms of the agreement, Trustmark will pay FNMA approximately $4.4 million with respect to the Repurchase Obligations, subject to reconciliation and adjustment.  Trustmark believes that it is in its best interests to execute the agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations are covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking, Wealth Management and Insurance.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the nine months ended September 30, 2013 and 2012.

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through 214 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Trustmark’s acquisition of BancTrust contributed approximately $42.3 million to net interest income, $2.8 million to provision for loan losses, net, $5.7 million to noninterest income and $39.6 million to noninterest expense of the General Banking Division during the first nine months of 2013, which are also included in the current period balances shown in the following three paragraphs.

Net interest income for the nine months ended September 30, 2013 increased $28.0 million when compared with the same time period in 2012. The growth in net interest income is mostly due to the significant increase in interest and fees on acquired loans due to the BancTrust acquisition as well as modest declines in the cost of interest-bearing deposits, partially offset by downward repricing of loans and securities.  The provision for loan losses, net for the nine months ended September 30, 2013 totaled a negative $9.6 million compared to a positive $10.8 million for the same period in 2012, a decrease of $20.5 million.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI, and Provision for Loan Losses, Acquired Loans, located elsewhere in this report.

Noninterest income for the General Banking Division decreased $2.5 million during the first nine months of 2013 compared to the same time period in 2012.  Noninterest income for the General Banking Division represents 24.2% of total revenues for the first nine months of 2013 as opposed to 26.7% for the same time period in 2012, and includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division increased $48.7 million during the first nine months of 2013 when compared with the same time period in 2012.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

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

During the first nine months of 2013, net income for the Wealth Management Division increased $145 thousand, or 4.7%, when compared to the same time period in 2012.  Noninterest income increased $3.1 million when the first nine months of 2013 are compared to the same time period in 2012.  BancTrust contributed approximately $2.6 million of noninterest income to the Wealth Management Division for the first nine months of 2013.  The increase in noninterest income, excluding BancTrust, was primarily attributable to brokerage services.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this report.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first nine months of 2013, net income for the Insurance Division increased $84 thousand, or 2.4%, when compared to the same time period in 2012.  Noninterest income increased $2.2 million when the first nine months of 2013 are compared to the same time period in 2012.  The increase in noninterest income was due to expanded business development efforts as well as the continued firming of insurance rates.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this report.

Income Taxes

For the nine months ended September 30, 2013, Trustmark’s combined effective tax rate was 26.1% compared to 27.2% for the same time period in 2012.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnership losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate is mainly due to increased investment in these partnerships along with the appropriate tax credits and immaterial net increase in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $9.998 billion, or 87.3% of total assets, at September 30, 2013, compared with $8.700 billion, or 88.8% of total assets, at September 30, 2012, an increase of $1.299 billion, or 14.9%.  Approximately $1.111 billion of the increase in average earning assets was attributable to the BancTrust acquisition.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio increased to 4.6 years at September 30, 2013, compared to 3.7 years at December 31, 2012, primarily due to slower mortgage prepayment estimates.

When compared with December 31, 2012, total investment securities increased by $742.1 million, or 27.5%, during the first nine months of 2013.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and pay-downs, as well as $380.0 million of securities attributable to the BancTrust acquisition.  During the first nine months of 2013, Trustmark sold approximately $67.2 million in securities, generating a gain of $378 thousand, compared with $33.8 million sold during the same time period in 2012, which generated a gain of $1.0 million.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income, a separate component of shareholders’ equity.  At September 30, 2013, available for sale securities totaled $3.372 billion, which represented 98.0% of the securities portfolio, compared to $2.658 billion, or 98.4%, at December 31, 2012.  At September 30, 2013, unrealized losses, net on available for sale securities totaled $25.7 million compared with unrealized gains, net of $72.8 million at December 31, 2012. The decrease in the value of the available for sale securities portfolio during the first nine months of 2013 was primarily attributable to the rising interest rate environment.  At September 30, 2013, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2013, held to maturity securities totaled $70.0 million and represented 2.0% of the total securities portfolio, compared with $42.2 million, or 1.6%, at December 31, 2012.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 92% of the portfolio in GSE-backed obligations and other Aaa rated securities as determined by Moody’s.  None of the securities owned by Trustmark are collateralized by assets that are considered sub-prime.  Furthermore, outside of membership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank, Trustmark does not hold any equity investment in any GSE.

As of September 30, 2013, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at September 30, 2013:

Securities Portfolio by Credit Rating (1)
($ in thousands)

	September 30, 2013
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$3,147,626	92.6%	$3,114,451	92.4%
Aa1 to Aa3	128,441	3.8%	132,567	3.9%
A1 to A3	6,411	0.2%	6,583	0.2%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	115,362	3.4%	118,500	3.5%
Total securities available for sale	$3,397,840	100.0%	$3,372,101	100.0%

Securities Held to Maturity
Aaa	$39,750	56.8%	$37,746	53.2%
Aa1 to Aa3	18,719	26.7%	21,258	30.0%
A1 to A3	2,378	3.4%	2,446	3.4%
Baa1 to Baa3	331	0.5%	347	0.5%
Not Rated (2)	8,802	12.6%	9,152	12.9%
Total securities held to maturity	$69,980	100.0%	$70,949	100.0%

(1) - Credit ratings obtained from Moody's Investors Service.
(2) - Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2013, approximately 92.4% of the available for sale securities and 56.8% of held to maturity securities were rated Aaa.

Loans Held for Sale (LHFS)

At September 30, 2013, LHFS totaled $120.0 million, consisting of $87.4 million of residential real estate mortgage loans in the process of being sold to third parties and $32.6 million of GNMA optional repurchase loans.  At December 31, 2012, LHFS totaled $258.0 million, consisting of $198.2 million in residential real estate mortgage loans in the process of being sold to third parties and $59.8 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

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

During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for the first nine months of 2013.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the second or third quarter of 2013 or the first nine months of 2012.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at September 30, 2013 totaled $5.697 billion compared to $5.593 billion at December 31, 2012, an increase of $103.9 million.  LHFI at September 30, 2013 included $78.5 million of LHFI in the Alabama market region and $1.6 million of LHFI in the Florida market region as a result of the BancTrust acquisition.  Growth in LHFI is directly attributable to growth in the commercial and 1-4 family residential construction loan portfolios, which was partially offset by pay-downs in 1-4 family mortgage loans as well as declines in the commercial and industrial loans portfolio.  The construction lending portfolio increased $125.5 million, which was the result of growth in commercial construction of $104.5 million and 1-4 family residential construction of $21.0 million in the Alabama, Mississippi, Tennessee, and Texas market regions.  The other loans portfolio increase of $54.6 million was primarily due to increased lending to public entities in the Alabama, Mississippi, Tennessee and Texas market regions.  The commercial and industrial loan portfolio decrease of $36.7 million was primarily the result of declines in the Mississippi market region, which was partially offset by growth in the Alabama market region.  The 1-4 family mortgage loan portfolio decline of $14.5 million was primarily due to pay-downs in the portfolio since December 31, 2012, as many customers took advantage of opportunities to refinance existing mortgages at lower interest rates.  In 2012, Trustmark made the decision to sell the vast majority of these lower-rate, longer-term mortgage loans in the secondary market rather than replacing the runoff in this portfolio.  Based on the interest rate spread at the time, Management felt it was more profitable to sell these lower-rate, longer-term mortgage loans than to record the loans on the balance sheet and add liquidity and interest rate risk.  Due to the rise in interest rates and the tightening of the secondary marketing spreads, Management made the decision in the third quarter of 2013 to resume Trustmark’s traditional practice of retaining select 15-year mortgage loans on the balance sheet.  As a result of this decision, pay-downs in the 1-4 family mortgage loan portfolio since December 31, 2012 were partially offset by a $68.1 million increase in the portfolio during the three months ended September 30, 2013.  The consumer loan portfolio decrease of $7.0 million primarily represents a decrease in the indirect consumer auto portfolio, partially offset by growth in the Alabama market region.  The indirect auto portfolio balance at September 30, 2013 was $5.8 million compared with $25.5 million at December 31, 2012.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented:

LHFI by Type
($ in thousands)
	September 30,	December 31,
	2013	2012
Loans secured by real estate:
Construction, land development and other land loans	$572,057	$468,975
Secured by 1- 4 family residential properties	1,482,963	1,497,480
Secured by nonfarm, nonresidential properties	1,408,342	1,410,264
Other	196,328	189,949
Commercial and industrial loans	1,132,863	1,169,513
Consumer loans	164,612	171,660
Other loans	739,476	684,913
LHFI	5,696,641	5,592,754
Less allowance for loan losses, LHFI	68,632	78,738
Net LHFI	$5,628,009	$5,514,016

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

The LHFI composition by region at September 30, 2013 is illustrated in the following table and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	September 30, 2013
LHFI Composition by Region (1)	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$572,057	$14,305	$77,506	$287,825	$42,259	$150,162
Secured by 1-4 family residential properties	1,482,963	6,920	50,725	1,266,813	135,703	22,802
Secured by nonfarm, nonresidential properties	1,408,342	15,704	147,717	742,171	149,689	353,061
Other	196,328	4,465	5,337	137,331	22,055	27,140
Commercial and industrial loans	1,132,863	15,325	12,182	759,569	84,947	260,840
Consumer loans	164,612	10,555	2,500	130,618	18,450	2,489
Other loans	739,476	11,181	24,672	594,734	46,538	62,351
LHFI	$5,696,641	$78,455	$320,639	$3,919,061	$499,641	$878,845

Construction, Land Development and Other Land Loans by Region (1)
Lots	$45,538	$609	$29,256	$12,316	$688	$2,669
Development	75,160	-	8,965	40,548	3,804	21,843
Unimproved land	137,448	2,844	37,417	64,306	15,695	17,186
1-4 family construction	98,067	7,718	1,728	62,548	2,440	23,633
Other construction	215,844	3,134	140	108,107	19,632	84,831
Construction, land development and other land loans	$572,057	$14,305	$77,506	$287,825	$42,259	$150,162

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$145,103	$562	$41,302	$56,350	$16,434	$30,455
Office	171,325	3,613	34,992	86,843	7,033	38,844
Nursing homes/assisted living	98,441	-	-	90,088	4,404	3,949
Hotel/motel	63,289	-	375	28,706	24,985	9,223
Industrial	70,469	698	6,346	27,165	144	36,116
Health care	24,981	3,168	-	10,395	105	11,313
Convenience stores	11,154	-	-	7,010	725	3,419
Other	154,278	2,790	18,755	67,998	4,448	60,287
Total income producing loans	739,040	10,831	101,770	374,555	58,278	193,606

Owner-occupied:
Office	106,476	1,454	15,150	62,181	3,649	24,042
Churches	80,975	1,711	3,011	42,520	26,036	7,697
Industrial warehouses	97,960	940	3,164	43,308	7,114	43,434
Health care	102,437	-	13,917	58,051	15,163	15,306
Convenience stores	55,993	-	1,674	30,276	3,721	20,322
Retail	36,272	-	3,668	25,102	2,777	4,725
Restaurants	30,883	-	864	24,920	3,386	1,713
Auto dealerships	12,768	-	290	10,699	1,733	46
Other	145,538	768	4,209	70,559	27,832	42,170
Total owner-occupied loans	669,302	4,873	45,947	367,616	91,411	159,455
Loans secured by nonfarm, nonresidential properties	$1,408,342	$15,704	$147,717	$742,171	$149,689	$353,061

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At September 30, 2013, Trustmark held “alt A” mortgages with an aggregate principal balance of $2.1 million (0.06% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

The quantitative factors of the allowance methodology reflect a twelve-quarter rolling average of net charge-offs by loan type within each key market region.  This allows for a greater sensitivity to current trends, such as economic changes, as well as current loss profiles and creates a more accurate depiction of historical losses.

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

At September 30, 2013, the allowance for loan losses, LHFI was $68.6 million, a decrease of $10.1 million when compared with December 31, 2012.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at September 30, 2013, was 161.96%, compared to 174.46% at December 31, 2012.  Allocation of Trustmark’s $68.6 million allowance for loan losses, LHFI represented 1.39% of commercial LHFI and 0.73% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.20% as of September 30, 2013.  This compares with an allowance to total LHFI of 1.41% at December 31, 2012, which was allocated to commercial LHFI at 1.59% and to consumer and mortgage LHFI at 0.97%.

Recoveries exceeded charge-offs for the first nine months of 2013 resulting in a net recovery of $1.3 million, or -0.03% of average LHFI, compared to net charge-offs of $13.3 million, or 0.30% of average LHFI, during the same time period in 2012.  Net recoveries for the Florida market region totaled $2.4 million for the first nine months of 2013, which was partially offset by net charge-offs in Trustmark’s other market regions.  The increase in recoveries can be primarily attributed to impaired LHFI paid off in excess of the book value, which is net of previous charge-downs.  The net charge-offs exceeded the provision for Mississippi and Tennessee for the first nine months of 2013 due to updated quantitative and qualitative reserve factors, coupled with a large portion of charge-offs that had been fully reserved in prior periods.  An immaterial amount of net charge-offs for the Alabama market region were recorded in the first nine months of 2013 due primarily to overdrafts on deposit accounts acquired in the BancTrust merger.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net Charge-Offs (Recoveries) (1)
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Alabama	$132	$-	$210	$-
Florida	(138)	(488)	(2,413)	5,498
Mississippi (2)	375	4,726	376	6,728
Tennessee (3)	(153)	438	199	1,197
Texas	353	(35)	296	(130)
Total net charge-offs (recoveries)	$569	$4,641	$(1,332)	$13,293

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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets, excluding acquired loans and covered other real estate, totaled $189.7 million at September 30, 2013, an increase of $29.2 million relative to December 31, 2012.  Collectively, total nonperforming assets to total nonacquired loans and noncovered other real estate at September 30, 2013 was 3.20% compared to 2.71% at December 31, 2012.  During the first nine months of 2013, nonperforming LHFI decreased $9.0 million, or 10.9%, relative to December 31, 2012 to total $73.4 million, or 1.26% of total LHFI and LHFS.

Nonperforming Assets (1)
($ in thousands)
	September 30, 2013	December 31, 2012
Nonaccrual loans
Alabama	$81	$-
Florida	14,619	19,314
Mississippi (2)	43,132	38,960
Tennessee (3)	5,596	8,401
Texas	9,953	15,688
Total nonaccrual loans	73,381	82,363
Other real estate
Alabama	25,308	-
Florida	39,198	18,569
Mississippi (2)	25,439	27,771
Tennessee (3)	14,615	17,589
Texas	11,769	14,260
Total other real estate	116,329	78,189
Total nonperforming assets	$189,710	$160,552

Nonperforming assets/total loans (including loans held for sale) and ORE	3.20%	2.71%

Loans Past Due 90 days or more and still Accruing
LHFI	$2,344	$6,378

LHFS-Guaranteed GNMA serviced loans (4)	$18,432	$43,073

(1) - Excludes Acquired Loans and Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4) - No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

The following table illustrates nonaccrual LHFI by loan type for the periods presented:

Nonaccrual LHFI by Loan Type (1)
($ in thousands)

	September 30, 2013	December 31, 2012
Construction, land development and other land loans	$14,454	$27,105
Secured by 1-4 family residential properties	23,715	27,114
Secured by nonfarm, nonresidential properties	21,290	18,289
Other loans secured by real estate	503	3,956
Commercial and industrial	12,196	4,741
Consumer loans	203	360
Other loans	1,020	798
Total Nonaccrual LHFI by Type	$73,381	$82,363

(1) - Excludes Acquired Loans

Other real estate, excluding covered other real estate, includes assets that have been acquired through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  At September 30, 2013, total other real estate, excluding covered other real estate, was $116.3 million, an increase of $38.1 million when compared with December 31, 2012.  The BancTrust acquisition contributed $44.4 million of the increase in other real estate, excluding covered other real estate.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, declined $6.2 million when compared with December 31, 2012.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented:

Other Real Estate by Property Type (1)
($ in thousands)

	September 30, 2013	December 31, 2012
Construction, land development and other land properties	$66,200	$46,957
1-4 family residential properties	15,280	8,134
Nonfarm, nonresidential properties	32,249	22,760
Other real estate properties	2,600	338
Total other real estate, excluding covered other real estate	$116,329	$78,189

(1) - Excludes Covered Other Real Estate

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, increased $1.4 million during the first nine months of 2013 compared to the same time period in 2012.  The increase in other real estate write-downs is primarily the result of a write-down on a property within the Tennessee market region during the second quarter of 2013 as well as $712 thousand of write-downs on BancTrust other real estate, which was partially offset by write-downs fully reserved in prior periods.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented:

Writedowns of Other Real Estate by Region (1)
($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Alabama	$627	$-	$689	$-
Florida	343	(791)	674	1,677
Mississippi (2)	16	1,277	(136)	2,009
Tennessee (3)	(15)	204	3,198	592
Texas	750	(22)	1,720	480
Total writedowns of other real estate	$1,721	$668	$6,145	$4,758

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following:

Acquired Loans
($ in thousands)

	September 30, 2013		December 31, 2012
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$2,585	$106,655	$3,924	$10,056
Secured by 1-4 family residential properties	17,785	168,573	23,990	19,404
Secured by nonfarm, nonresidential properties	12,120	301,686	18,407	45,649
Other	2,817	35,051	3,567	669
Commercial and industrial loans	478	186,649	747	3,035
Consumer loans	151	22,251	177	2,610
Other loans	1,314	17,010	1,229	100
Acquired loans	37,250	837,875	52,041	81,523
Less allowance for loan losses, acquired loans	2,326	3,007	4,190	1,885
Net acquired loans	$34,924	$834,868	$47,851	$79,638

Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” except for $153.9 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  During the second quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $524 thousand.   During the third quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $6.3 million.  The purchase price allocation was deemed preliminary as of September 30, 2013 and is subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period.

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Loans acquired in the Bay Bank acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the Bay Bank acquisition as acquired impaired loans under FASB ASC Topic 310-30, except for $5.9 million of acquired loans with revolving privileges, which are outside the scope of the guidance.  While not all loans acquired from Bay Bank exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  The purchase price allocation was finalized in the second quarter of 2012.

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

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2012	$72,131	$4,171	$4,350	$13
Loans acquired (2)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (3)	-	-	790,335	153,900
Accretion to interest income	3,934	157	24,993	2,143
Payments received, net	(16,136)	(743)	(174,776)	(22,804)
Other	(1,866)	(137)	(17,243)	(196)
Less allowance for loan losses, acquired loans	1,864	-	(1,122)	-
Carrying value, net at September 30, 2013	$33,187	$1,737	$695,129	$139,739

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

Covered other real estate by type of property consisted of the following for the periods presented:

Covered Other Real Estate by Property Type
($ in thousands)

	September 30,	December 31,
	2013	2012
Construction, land development and other land properties	$733	$1,284
1-4 family residential properties	1,777	1,306
Nonfarm, nonresidential properties	2,525	3,151
Other real estate properties	57	-
Total covered other real estate	$5,092	$5,741

For the nine months ended September 30, 2013 and 2012, changes and gains, net on covered other real estate were as follows:

Change in Covered Other Real Estate
($ in thousands)

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$5,741	$6,331
Transfers from covered loans	1,380	1,424
FASB ASC 310-30 adjustment for the residual recorded investment	(541)	(112)
Net transfers from covered loans	839	1,312
Disposals	(848)	(1,673)
Writedowns	(640)	(248)
Balance at end of period	$5,092	$5,722

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$47	$440

FDIC Indemnification Asset

TNB has elected to account for amounts receivable under the loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805.  The FDIC indemnification asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.  The difference between the present value and the undiscounted cash flows TNB expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  Pursuant to the provisions of the loss-share agreement, the FDIC indemnification asset is presented net of any true-up provision due to the FDIC at the termination of the loss-share agreement.

In October 2012, FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice regarding how to account for the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  ASU 2012-06 requires that the indemnification asset be measured subsequently on the same basis as the indemnified assets and, if the effect of the change in the cash flows expected to be collected on an indemnification asset must be amortized, the amortization period is limited to the lesser of the term of the indemnification agreement or the remaining life of the indemnified asset.

Trustmark has accounted for the FDIC indemnification asset using the “collectibility method,” which recognized write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of the acquired covered loans, pay-offs of acquired covered loans, sales of covered other real estate, or reductions in FDIC loss claims immediately in noninterest income.  Under ASU 2012-06, write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans will be recognized over the lesser of the remaining life or contractual period of the acquired covered loan by a yield adjustment on the accretion of the discount basis of the FDIC indemnification asset. All other valuation changes of the FDIC indemnification asset (i.e., pay-offs of acquired covered loans, sales of covered other real estate, and reductions of FDIC loss claims) will continue to be accounted for under the “collectibility method.”  The amendments in ASU 2012-06 are effective prospectively for interim and annual periods beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  Management determined that the impact of this change in accounting principle was immaterial to Trustmark’s consolidated financial statements for the first nine months of 2013.

Trustmark periodically re-estimates the expected cash flows on the acquired loans as required by FASB ASC Topic 310-30.  For the first nine months of 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Other income included a write-down of the FDIC indemnification asset of $3.5 million and $3.0 million on covered loans as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools for the nine months ended September 30, 2013 and 2012, respectively.

The following table illustrates changes in the FDIC indemnification asset for the periods presented:

FDIC Indemnification Asset
($ in thousands)

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$21,774	$28,348
Accretion	(141)	187
Transfers to FDIC claims receivable	(1,097)	(1,271)
Change in expected cash flows (1)	(3,251)	(2,925)
Change in FDIC true-up provision	(200)	(360)
Balance at end of period	$17,085	$23,979

(1)	The decrease during the first nine months of 2013 was due to loan pay-offs, improved cash flow projections, and lower loss expectations for covered loans.

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.3 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively.

Other Earning Assets

Federal funds sold and securities purchased under reverse repurchase agreements were $7.9 million at September 30, 2013, an increase of $821 thousand when compared with December 31, 2012.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Average other earning assets totaled $35.9 million at September 30, 2013, compared with $31.8 million at September 30, 2012, an increase of $4.1 million, or 12.7%, of which $1.1 million was attributable to the BancTrust acquisition.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.787 billion at September 30, 2013, compared with $7.897 billion at December 31, 2012, an increase of $1.891 billion, or 23.9%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $389.4 million and $1.501 billion, respectively.  The BancTrust acquisition contributed $329.2 million of noninterest-bearing deposits and $1.338 billion of interest-bearing deposits at September 30, 2013.  As previously discussed, Trustmark assumed deposit accounts and purchased two physical branches from SOUTHBank in Oxford, Mississippi on July 26, 2013.  The Oxford branches contributed $2.5 million of noninterest-bearing deposits and $42.5 million of interest-bearing deposits at September 30, 2013.  Excluding BancTrust and the Oxford branches, deposit growth was driven by an increase in both noninterest-bearing and interest-bearing deposits of $57.7 million and $121.0 million, respectively.  The increase in noninterest-bearing deposits was primarily the result of the elimination of the Eurodollar deposit offering, as customers moved their former Eurodollar deposits into noninterest-bearing accounts at or near quarter-end while considering alternative investments.  Trustmark anticipates that a portion of these funds will return to interest-bearing accounts.  The increase in interest-bearing deposits resulted primarily from increases in public deposits and growth in money market accounts, which was partially offset by the elimination of Eurodollar deposits.  For additional information on Eurodollar deposits, please see “Liquidity” located elsewhere in this report.  Additionally, time deposit account balances, excluding BancTrust and the Oxford branches, declined by $130.5 million as Trustmark continued its efforts to reduce high-cost deposit balances.  A portion of the decline in time deposit balances was offset by the growth in money market balances due to customer preference for liquidity in today’s interest rate environment.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and GNMA optional repurchase loans.  Short-term borrowings totaled $403.2 million at September 30, 2013, an increase of $27.4 million when compared with $375.7 million at December 31, 2012.  Of these amounts, $342.8 million and $285.1 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The increase in short-term borrowings resulted primarily from increases in federal funds purchased and securities sold under repurchase agreements of $14.5 million and $39.1 million, respectively, as deposit growth was slightly exceeded by growth in total assets.  In addition, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA during the first quarter of 2013.  These loans were subsequently sold to a third party under different repurchase provisions.  As a result of this repurchase and sale, the loans are no longer carried as LHFS with the offsetting amount in short-term borrowings.  For additional information, please see “Loans Held for Sale (LHFS)” included elsewhere in this report.

Legal Environment

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on the defendants’ motions to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (“OSIC”) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  The court has not yet ruled on the defendants’ motions to dismiss the OSIC’s claims.

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

On August 18, 2013, the class action plaintiffs in both cases and Trustmark agreed to a settlement, the terms and conditions of which are set forth in an executed Settlement Agreement and Release (the “Settlement”).  The Settlement is a matter of public record in the court file in the Leroy Jenkins case referenced above.  The parties reached the Settlement through arm’s-length negotiations following two court-ordered settlement conferences with United States Magistrate Judge F. Keith Ball.  Under the Settlement, subject to the terms and conditions therein and subject to court approval, and without admission of liability, fault or wrongdoing by Trustmark, plaintiffs and a settlement class consisting of TNB account holders whose accounts met certain criteria with respect to overdraft and non-sufficient funds fees between September 28, 2005 and the date of the court’s preliminary approval of the Settlement (the “Settlement Class”) would fully, finally, and forever resolve, discharge, and release their claims in exchange for Trustmark’s payment of $4.0 million, inclusive of all attorneys’ fees and costs, to create a common fund to benefit the Settlement Class.  In addition, Trustmark has agreed to adhere to its current method of time-ordered posting for non-recurring point of sale and ATM debit transactions for two years following the effective date of the Settlement, and to pay all fees and costs associated with providing notice to the Settlement Class and for implementation of the Settlement by the Settlement Administrator.

In an order dated October 11, 2013, the United States District Court for the Southern District of Mississippi preliminarily approved the Settlement.  The court will hold a hearing in early 2014 to determine whether to issue final approval of the Settlement.  As is common in class action settlements, notice will be provided to members of the Settlement Class, who will be given the option of opting out of the Settlement or objecting to the Settlement.  Pursuant to court approval, a professional settlement administrator has been engaged to provide notices to class members and to facilitate apportionment of the Settlement funds among class members.

The Settlement of $4.0 million, or $2.5 million net of taxes, was included in other noninterest expense for the quarter ended June 30, 2013.  Trustmark deposited the $4.0 million into the Settlement Administrator’s escrow account on October 25, 2013.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2013 and 2012, Trustmark had unused commitments to extend credit of $2.064 billion and $1.843 billion, respectively.  At September 30, 2013, unused commitments to extend credit due to the BancTrust acquisition were $141.3 million.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At September 30, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $148.5 million and $152.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At September 30, 2013, Trustmark’s total shareholders’ equity was $1.330 billion, an increase of $42.1 million from its level at December 31, 2012.  During the first nine months of 2013, shareholders’ equity increased primarily as a result of net income of $89.0 million and the $53.5 million of common stock issued in the BancTrust acquisition, and was partially offset by common stock dividends of $46.7 million and accumulated other comprehensive loss, net of tax, of $52.2 million.  The decrease in accumulated other comprehensive loss for the nine months ended September 30, 2013 was primarily due to $60.8 million of net unrealized losses on available for sale securities, net of tax.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  TNB aims to exceed the well-capitalized guidelines for regulatory capital.  As of September 30, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at September 30, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2013, which Management believes have affected Trustmark’s and TNB’s present classification.

During 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  Trustmark will continue to utilize $60.0 million in trust preferred securities issued by Trustmark Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Regulatory Capital Table
($ in thousands)
					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At September 30, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,097,058	14.02%	$626,067	8.00%	n/	a	n/	a
Trustmark National Bank	1,055,807	13.63%	619,558	8.00%	$774,448		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$993,155	12.69%	$313,034	4.00%	n/	a	n/	a
Trustmark National Bank	954,563	12.33%	309,779	4.00%	$464,669		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$993,155	8.78%	$339,316	3.00%	n/	a	n/	a
Trustmark National Bank	954,563	8.53%	335,621	3.00%	$559,369		5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/	a	n/	a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974		5.00%

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2013 and 2012 were $0.69.  Trustmark’s indicated dividend for 2013 is $0.92 per common share, which is the same as dividends per common share in 2012.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.435 billion for the first nine months of 2013 and represented approximately 82.4% of average liabilities and shareholders’ equity compared to average deposits of $7.873 billion, which represented 80.4% of average liabilities and shareholders’ equity for the same time period in 2012.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2013, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $37.6 million compared to $42.9 million at December 31, 2012.  At September 30, 2013, Trustmark had $50.0 million in term fixed-rate brokered CDs outstanding compared to $49.9 million at December 31, 2012.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.

At September 30, 2013, Trustmark had $26.8 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds receive 100% FDIC insurance as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At September 30, 2013, Trustmark had $120.0 million in upstream federal funds purchased, compared to $68.0 million at December 31, 2012.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided no advances at September 30, 2013 or December 31, 2012.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.760 billion at September 30, 2013.  In addition, at September 30, 2013, Trustmark had $10.7 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2013, Trustmark had approximately $464.8 million available in repurchase agreement capacity compared to $467.0 million at December 31, 2012.

Another borrowing source is the Discount Window.  At September 30, 2013, Trustmark had approximately $895.2 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $798.2 million at December 31, 2012.  The increase in the Discount Window capacity was primarily due to the increase in the commercial loan portfolio resulting from the BancTrust merger.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At September 30, 2013, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

During 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through Trustmark Trust.  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option.  The proceeds from the sale of the trust preferred securities were used by Trustmark Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

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

Another funding mechanism set into place in 2006 was Trustmark’s grant of a Class B banking license from the Cayman Islands Monetary Authority.  Subsequently, Trustmark established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  At September 30, 2013, Trustmark had $831 thousand in Eurodollar deposits outstanding, compared to $75.0 million at December 31, 2012.  On October 1, 2013, the remaining $831 thousand in Eurodollar deposits were closed.  The former Eurodollar deposits were transferred to other deposit options including repurchase agreements and money market deposit accounts.  The decision to discontinue offering the Eurodollar deposit option was made in anticipation of Trustmark surrendering its Class B banking license prior to the end of 2013, due primarily to economic and regulatory changes since the branch was established.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2013, Trustmark has no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The forward sales contracts are derivative instruments designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $261.0 million at September 30, 2013, with a negative valuation adjustment of $831 thousand, compared to $497.2 million, with a positive valuation adjustment of $1.5 million as of December 31, 2012.  The decline during the first nine months of 2013 was due to declining mortgage loan refinancing activity, following an extended low mortgage rate environment.

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

No ineffectiveness related to the interest rate derivative designated as a cash flow hedge was recognized in the consolidated statements of income during the three or nine months ended September 30, 2013. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive loss totaled $1.2 million at September 30, 2013.  Trustmark does not expect to reclassify any amounts from accumulated other comprehensive loss to interest expense during the next 12 months since Trustmark’s derivative relating to its junior subordinated debentures does not become effective until December 31, 2014.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million and a net negative ineffectiveness of $1.8 million for the three months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, the impact was a net positive ineffectiveness of $2.7 million compared to a net negative ineffectiveness of $2.7 million for the nine months ended September 30, 2012.

Trustmark offers certain derivatives products directly to qualified commercial borrowers seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial borrowers by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because the derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value substantially offset.  As of September 30, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $365.7 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $908 thousand compared to $5.4 million as of December 31, 2012.  As of September 30, 2013, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of September 30, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.8 million, compared to two risk participation agreements with an aggregate notional amount of $10.1 million at December 31, 2012.  The fair values of these risk participation agreements were immaterial at September 30, 2013.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 0.8% and 0.1% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at September 30, 2013 and 2012, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at September 30, 2013, it is estimated that net interest income may decrease by 2.6% compared to a 5.2% decrease at September 30, 2012.  At September 30, 2013 and 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at September 30, 2013 and 2012:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2013	2012
Change in Interest Rates
+200 basis points	0.8%	0.1%
+100 basis points	0.2%	0.0%
-100 basis points	-2.6%	-5.2%

As shown in the table above, the interest rate shocks for the first nine months of 2013 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2013 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of September 30, 2013, the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 4.6%, compared to a net portfolio value increase of 5.3% at September 30, 2012.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 3.3% at September 30, 2013, compared to a decline of 6.9% at September 30, 2012.  At September 30, 2013 and 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various rate shifts would have on net portfolio value at September 30, 2013 and 2012:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2013	2012
Change in Interest Rates
+200 basis points	4.6%	5.3%
+100 basis points	2.7%	4.2%
-100 basis points	-3.3%	-6.9%

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

At September 30, 2013, the MSR fair value was approximately $62.9 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2013, would be a decline in fair value of approximately $2.3 million and $2.0 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).”  Issued in July 2013, ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception.  The exception states that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 applies prospectively for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date.  ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013.  The adoption of ASU 2013-11 is not expected to have a significant impact to Trustmark’s consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the third quarter of 2013.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	November 7, 2013	DATE:	November 7, 2013