Form 10-K
period 2013-12-31
TRUSTMARK CORP
filed 2014-02-24
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683
TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐          No ☑

Based on the closing sales price at June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.501 billion.

As of January 31, 2014, there were issued and outstanding 67,414,494 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2014 Annual Meeting of Shareholders to be held April 29, 2014 are incorporated by reference into Part III of the Form 10-K report.

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

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2013, TNB had total assets of $11.681 billion, which represents approximately 99.1% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through approximately 208 offices and 3,110 full-time equivalent associates located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At December 31, 2013, TNB’s mortgage loan portfolio totaled approximately $1.028 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.461 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers. At December 31, 2013, Trustmark held assets under management and administration of $11.087 billion and brokerage assets of $1.454 billion.

New Market Tax Credits (NMTC) – TNB provides an intermediary vehicle for the provision of loans or investments in Low-Income Communities (LICs) through its subsidiary Southern Community Capital, LLC (SCC).  SCC is a Mississippi single member limited liability company and a certified Community Development Entity (CDE).  The primary mission of SCC is to provide investment capital for LICs, as defined by Section 45D of the Internal Revenue Code, or Low-Income Persons (LIPs).  As a certified CDE, SCC is able to apply to the Community Development Financial Institutions Fund (CDFI Fund) to receive NMTC allocations to offer investors in exchange for equity investments in qualified projects.   In April 2013, SCC was awarded a $50.0 million allocation by the CDFI Fund under the calendar year 2012 allocation round of the NMTC Program.  As of December 31, 2013, SCC had deployed $40.0 million of the 2012 allocation into qualified active low-income community businesses (QALICB).  The remaining $10.0 million of the 2012 allocation was funded as of December 31, 2013, and is expected to be deployed into a QALICB in 2014.

Somerville Bank & Trust Company

Somerville Bank & Trust Company (Somerville), headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At December 31, 2013, Somerville had total assets of $219.6 million.

On October 3, 2013, TNB received approval from the Office of the Comptroller of the Currency (OCC) to merge Somerville with and into TNB, with TNB as the surviving entity in the merger.  TNB completed its merger with Somerville immediately following the close of business on December 31, 2013.  TNB and Somerville were both wholly owned subsidiaries of Trustmark; as such, the merger represented a business reorganization between affiliates under common control.

Capital Trusts

Trustmark Preferred Capital Trust I (the Trust) is a Delaware trust affiliate formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  As defined in applicable accounting standards, the Trust is considered a variable interest entity for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of the Trust are not included in Trustmark’s consolidated financial statements.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenues over the past five years.  Summary information at and for the year ended December 31, 2013 include the results of the acquisition of BancTrust Financial Group (BancTrust) on February 15, 2013, which materially affected several of the line items set forth below.

Summary Information
($ in thousands)

December 31,	2013	2012	2011	2010	2009
Securities	$3,362,882	$2,699,933	$2,526,698	$2,318,096	$1,917,380
Total securities growth	$662,949	$173,235	$208,602	$400,716	$114,910
Total securities growth	24.55%	6.86%	9.00%	20.90%	6.38%

Loans *	$6,603,087	$5,726,318	$5,934,288	$6,060,242	$6,319,797
Total loans growth (decline)	$876,769	$(207,970)	$(125,954)	$(259,555)	$(402,606)
Total loans growth (decline)	15.31%	-3.50%	-2.08%	-4.11%	-5.99%

Assets	$11,790,383	$9,828,667	$9,727,007	$9,553,902	$9,526,018
Total assets growth (decline)	$1,961,716	$101,660	$173,105	$27,884	$(264,891)
Total assets growth (decline)	19.96%	1.05%	1.81%	0.29%	-2.71%

Deposits	$9,859,902	$7,896,517	$7,566,363	$7,044,567	$7,188,465
Total deposits growth (decline)	$1,963,385	$330,154	$521,796	$(143,898)	$364,595
Total deposits growth (decline)	24.86%	4.36%	7.41%	-2.00%	5.34%

Equity	$1,354,953	$1,287,369	$1,215,037	$1,149,484	$1,110,060
Total equity growth (decline)	$67,584	$72,332	$65,553	$39,424	$(68,406)
Total equity growth (decline)	5.25%	5.95%	5.70%	3.55%	-5.80%

Years Ended December 31,
Revenue **	$562,346	$516,179	$508,797	$517,950	$522,451
Total revenue growth (decline)	$46,167	$7,382	$(9,153)	$(4,501)	$26,033
Total revenue growth (decline)	8.94%	1.45%	-1.77%	-0.86%	5.24%

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

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenues for each of the geographic regions in which it operates as of and for the year ended December 31, 2013, and reflects the consummation of Trustmark’s acquisition of BancTrust on February 15, 2013, which operated primarily in the State of Alabama ($ in thousands):

	Loans (3)		Deposits		Revenue (4)
	Amount	%	Amount	%	Amount	%
Alabama	$840,817	12.7%	$1,446,191	14.7%	$57,391	10.2%
Florida	367,581	5.6%	571,427	5.8%	55,542	9.9%
Mississippi (1)	3,995,980	60.5%	5,987,628	60.7%	355,627	63.2%
Tennessee (2)	507,023	7.7%	1,390,563	14.1%	53,039	9.4%
Texas	891,686	13.5%	464,093	4.7%	40,747	7.3%
Total	$6,603,087	100.0%	$9,859,902	100.0%	$562,346	100.0%

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3) - Includes loans held for investment and acquired loans.
(4) - Consistent with Trustmark's audited financial statements, revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2013, Trustmark operated through three operating segments - General Banking, Insurance and Wealth Management.  The table below presents segment data regarding net interest income, provision for loan losses, net, noninterest income, net income and average assets for each segment for the last three years, and for the year ended December 31, 2013, reflects the consummation of Trustmark’s acquisition of BancTrust on February 15, 2013 ($ in thousands):

	Years ended December 31,
	2013	2012	2011
General Banking
Net interest income	$383,851	$336,362	$344,415
Provision for loan losses, net	(7,419)	12,188	30,185
Noninterest income	113,436	122,421	109,601
Net income	107,842	108,975	100,568
Average assets	11,393,972	9,658,924	9,436,557

Wealth Management
Net interest income	$4,317	$4,327	$4,256
Provision for loan losses, net	37	106	143
Noninterest income	29,581	24,565	23,300
Net income	4,728	3,823	2,810
Average assets	70,121	78,567	81,472

Insurance
Net interest income	$319	$301	$272
Noninterest income	30,842	28,203	26,953
Net income	4,490	4,485	3,463
Average assets	66,876	65,560	65,414

For more information on Trustmark’s Segments, please see Results of Segment Operations in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 - Segment Information included in Item 8 - Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Current Economic Environment

The economy showed moderate signs of improvement during 2013; however, lingering economic concerns resulting from the cumulative weight of soft U.S. labor markets, slowing growth in emerging markets and uncertainty resulting from the timing and implementation by the Federal Reserve Board of its recently consummated tapering of its quantitative easing program remain.  Estimated employment growth in the United States was reported to be relatively unchanged with an average 182,000 jobs created per month during 2013, compared to an average 183,000 jobs created per month in 2012.  However, the unemployment rate continued to decline from 7.9% in December 2012 to 6.7% in December 2013 as the number of people that reportedly exited the labor force exceeded the number of people that reportedly entered the labor force looking for employment.  Consumer confidence reported considerable improvements during 2013 despite many challenges.  As of December 2013, consumer confidence in current conditions reportedly increased to a five and a half year high based on more favorable economic and labor market conditions.  Consumers also reported a greater degree of confidence in future economic and job prospects.  However, it is uncertain that these positive trends will continue in the near- to medium-term.

While interest rates remain at historically low levels, higher rates during 2013 reduced the demand for mortgage refinancings, leading to a drop in mortgage origination and sales activity in the second half of the year.  The U.S. housing market reported continued improvements during the year with an approximate 9.3% increase in home sales.  Sales inventory of existing homes were moderately low and reported to be close to the average in the housing market prior to the housing bubble.  Growth in sales of new single-family homes was reported to be 18.4% in 2013.  Sales of new and existing homes are reportedly expected to increase in 2014; however, anticipated increases in interest rates and tighter mortgage lending rules from the Consumer Financial Protection Bureau (CFPB) may slow the expected sales growth.

The banking and financial services industry reported continued improvements in credit quality but declines in revenue due to higher interest rates during 2013.  In the Federal Deposit Insurance Corporation’s (FDIC) third quarter 2013 “Quarterly Banking Profile,” insured institutions reported, in the aggregate, lower revenue from mortgage banking and a larger expense for litigation reserves, which resulted in the first reported year-over-year decline in quarterly earnings since the second quarter of 2009.  The FDIC insured institutions also reported in the third quarter 2013 “Quarterly Banking Profile,” in the aggregate, the smallest quarterly loan-loss provision reported since the third quarter of 1999, the lowest quarterly total for charge-offs since the third quarter of 2007 as charge-offs in all major loan categories had year-over-year declines, improved noncurrent levels across all major loan categories, declines in loan-loss reserves for the fourteenth consecutive quarter, loan growth in all major loan categories apart from 1-to-4 family residential real estate loans, and a decrease in the number of “problem” banks for the tenth consecutive quarter.  In the January 2014 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested overall economic activity continued to expand at a moderate pace during the fourth quarter reporting period.  According to the Federal Reserve Districts’ reports, the economic outlook is positive in most Districts.

The passage of a two-year budget agreement in the U.S., which excludes large tax increases or spending cuts, the recent passage by Congress of an increase in the Federal government’s debt ceiling, suggestions that Europe may be emerging from its economic recession, and strengthening business and consumer confidence should reduce economic uncertainty during 2014. However, doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing the local markets in which Trustmark operates places continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro‑economic indicators, in order to navigate the challenging economic environment.  Managing credit risks resulting from current economic and real estate market conditions also continues to be a primary focus for Trustmark.  To help manage its exposure to credit risk, Trustmark has continued to utilize several of the resources put into place during 2008.  At that time, to address the downturn in the Florida real estate market, Trustmark established a dedicated problem asset working group.  This group is composed of experienced lenders and continues to manage problem assets in the Florida market.  In addition, a special committee of executive management continues to provide guidance while monitoring the resolutions of problem assets.  Aside from these processes, Trustmark continues to conduct quarterly reviews and assessments of all criticized loans in all its markets.  These comprehensive assessments, which long pre-date the recent economic recession, include the formulation of action plans and updates of recent developments on all criticized loans.

A troubled debt restructuring (TDR) occurs when a borrower is experiencing financial difficulties, and for related economic or legal reasons, a concession is granted to the borrower that Trustmark would not otherwise consider.  Trustmark continues to make loan modifications to improve the collectibility of loans held for investment (LHFI) as borrowers react to financial conditions resulting from the recent economic recession.  LHFI classified as TDRs totaled $14.8 million at December 31, 2013, a decrease of $9.5 million, or 39.1%, when compared to December 31, 2012.  Trustmark’s TDRs have resulted primarily from loan modifications allowing borrowers to pay interest only for an extended period of time rather than from debt forgiveness.  At December 31, 2013, $11.1 million, or 75.0%, of Trustmark’s TDRs were credits with interest-only payments for an extended period of time.

TNB did not make significant changes to its loan underwriting standards during 2013.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the continued economic uncertainty, TNB remains cautious in granting credit involving certain categories of real estate as well as in making exceptions to its loan policy.

Trustmark has also continued to dedicate staff to mitigate foreclosure of primary residences on borrowers who are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff have been utilized to accommodate loss mitigation activity.  Trustmark continues to utilize personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation.  In some cases, Trustmark may make deferred payment arrangements with such borrowers on a short-term basis.  Likewise, Trustmark continues to follow FNMA, FHLMC and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.  As for new loan originations, primarily those intended for sale in the secondary market, Trustmark follows the underwriting standards of the relevant government sponsored enterprises (GSE) and agencies.  As those GSE and agencies have revised standards on new originations, so has Trustmark.  During 2013, Trustmark continued to allocate the appropriate resources to fully comply with all investor underwriting requirements.

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

At June 30, 2013, Trustmark’s deposit market share ranked within the top five positions in 75% of the 53 counties served and in the first or second position in 49% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2013.  As noted above, Trustmark entered the Alabama market upon consummation of its acquisition of BancTrust on February 15, 2013.

Deposit Market Share
Market
Alabama	1.28%
Florida	0.13%
Mississippi	14.27%
Tennessee	0.27%
Texas	0.06%

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

Consumer Financial Protection Bureau

The Dodd-Frank Act established the CFPB within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  The CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions and their affiliates.  An insured depository institution is deemed “very large” if it reports assets of more than $10 billion in its quarterly Call Report for four consecutive quarters.  For mergers, acquisitions, or combinations, the combined institution is deemed “very large” if the sum of the total assets of the constituent institutions was more than $10 billion for four consecutive quarterly Call Reports prior to the merger.  The CFPB has near exclusive supervision authority, including examination authority, over these “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.

TNB’s total assets were $11.681 billion at December 31, 2013, and $9.717 billion at December 31, 2012.  Following the closing of the merger of Trustmark with BancTrust on February 15, 2013, TNB had assets of greater than $10.0 billion.  The combined assets of Trustmark and BancTrust were greater than $10.0 billion for the four quarters prior to the merger, and therefore, the merged institution was deemed a “very large” insured depository institution subject to CFPB supervision and enforcement authority with respect to federal consumer financial laws beginning in the second quarter of 2013.  For more information on the merger with BancTrust, please see Note 2 – Business Combinations included in Item 8 – Financial Statements and Supplementary Data located elsewhere in this report.

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

The BHC Act also requires Federal Reserve Board approval for a bank holding company’s acquisition of a company that is not an insured depository institution.  The Federal Reserve Board must generally consider whether performance of the activity by a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Dodd-Frank Act gives the Federal Reserve Board express statutory authority also to consider the “risk to the stability of the United States banking or financial system” when reviewing the acquisition of such a company by a bank holding company.

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

With the enactment of the Dodd-Frank Act, the FDI Act and the National Bank Act have also been amended to remove the “opt-in” concept introduced by the Riegle-Neal Act.  Under the Riegle-Neal Act, states had been given the option to opt-in to de novo interstate branching.  Many states did not opt-in, thereby continuing the long-standing prohibition on de novo interstate branching by commercial banks chartered in those states. Under the Dodd-Frank Act, the FDIC and the OCC, both of which regulate TNB, now have the authority to approve applications by insured state nonmember banks and national banks, respectively, to establish de novo branches in states other than the bank’s home state if the law of the State in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a State bank chartered by such State.

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

TNB is a national banking association and, as such, is subject to regulation by the OCC, the FDIC and the Federal Reserve Board.  Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services.  Prior to the merger with TNB, Somerville was a state-chartered commercial bank, subject to federal regulation by the FDIC and state regulation by the Tennessee Department of Financial Institutions.

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

TNB’s nonbanking subsidiaries are already subject to a variety of state and federal laws.  TIA, a registered investment advisor, is subject to supervision and regulation by the SEC and the State of Mississippi.  FBBI is subject to the insurance laws and regulations of the states in which its divisions are active.  SCC is subject to the supervision and regulation of the CDFI Fund and the State of Mississippi.

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

In addition to the changes described above, the Dodd-Frank Act makes numerous changes to the various patchwork of federal laws that regulate the activities of Trustmark, TNB and their subsidiaries and affiliates.  The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to authorize the Federal Reserve Board to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the Federal Reserve Board issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  This provision regarding debit card interchange fees was effective October 1, 2011.  On July 31, 2013, however, the United States District Court for the District of Columbia held that, in determining the debit card interchange fee standard in the final rule, the Federal Reserve Board improperly considered costs it was prohibited by the EFTA from considering.  The court, accordingly, remanded to the Federal Reserve Board with instructions to vacate the final rule, but stayed the order to vacate to provide the Federal Reserve Board an opportunity to replace the invalid portions of the final rule.  On September 19, 2013, the United States Circuit Court of Appeals for the District of Columbia ordered an expedited appeal of the District Court’s ruling overturning the Federal Reserve Board’s debit card interchange fee standard.  Also on September 19, 2013, the United States District Court for the District of Columbia stayed the order to vacate allowing the Federal Reserve Board’s debit card interchange fee standard to remain in place while the United States Circuit Court of Appeals hears the case.  Management is closely monitoring developments, but cannot predict what the final outcome will be.  Any revision to the debit card interchange fee standard to comply with the court’s interpretation of the EFTA may impose a lower maximum permissible interchange fee on Trustmark, which would affect the accuracy of Management’s prediction of the impact of the interchange fee rule on Trustmark’s results of operations.

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

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  Therefore, there was no impact of the Federal Reserve Board final rule (Regulation II - Debit Card Interchange Fees and Routing) to Trustmark’s noninterest income during 2013.  However, as of the December 31, 2013 measurement date, Trustmark had assets greater than $10.0 billion and will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the Federal Reserve Board final rule, as issued on June 29, 2011, could reduce noninterest income by $7.0 million to $10.0 million on an annual basis given Trustmark’s current debit card volumes (including the impact of BancTrust).  Management is continuing to evaluate Trustmark’s product structure and services to offset the anticipated impact of the Federal Reserve Board final rule.

In the area of mortgages, the Dodd-Frank Act amended the Truth in Lending Act (TILA) to restrict the payment of fees to real-estate mortgage originators.  Furthermore, TILA was also amended to impose minimum underwriting standards on real-estate mortgage creditors (including nonbanks as well as bank creditors) and verifications to check borrowers’ income and their ability to pay.  Changes to Trustmark’s product structure and services as a result of these amendments to TILA could have an adverse effect on Trustmark’s financial condition and results of operations.

Anti-Money Laundering Initiatives and the USA Patriot Act

Trustmark is also subject to extensive regulations aimed at combatting money laundering and terrorist financing. The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The Treasury has issued a number of implementing regulations to financial institutions that apply to various requirements of the USA Patriot Act.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

Capital Adequacy

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal bank regulatory agencies.  Capital adequacy regulations and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.  The Dodd-Frank Act directs the federal bank regulatory agencies to make capital requirements countercyclical – meaning that additional capital will be required in times of economic expansion, but less capital will be required during periods of economic downturn.

The Federal Reserve Board and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio requirements for banking organizations.  Under existing rules, banking organizations are required to maintain minimum risk-based capital ratios for Tier 1 capital and total capital as well as a minimum leverage ratio.  Furthermore, under the Dodd-Frank Act, federal bank regulatory agencies are required to impose on all depository institutions and holding companies minimum risk-based capital and leverage requirements that are not less than the “generally applicable” minimum risk-based capital and leverage requirements in effect for insured depository institutions.

For purposes of calculating these ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  Capital, at both the holding company and bank level, is classified in one of three tiers depending on type. Core capital (Tier 1) for both Trustmark and TNB includes total equity capital, with the impact of accumulated other comprehensive income (loss) eliminated, plus allowable trust preferred securities, and less goodwill, certain other identifiable intangible assets, disallowed servicing assets and disallowed deferred income taxes.  Supplementary capital (Tier 2) includes the allowance for loan losses, subject to certain limitations, as well as allowable subordinated debt.  Total capital is a combination of Tier 1 and Tier 2 capital.

Trustmark and TNB are required to maintain Tier 1 and total capital equal to at least 4% and 8% of their total risk-weighted assets, respectively.  At December 31, 2013, Trustmark exceeded both requirements with Tier 1 capital and total capital equal to 12.97% and 14.18% of its total risk-weighted assets, respectively.  At December 31, 2013, TNB also exceeded both requirements with Tier 1 capital and total capital equal to 12.55% and 13.74% of its total risk-weighted assets, respectively.

The OCC and Federal Reserve Board also require national banks and bank holding companies to maintain a minimum leverage ratio. The guidelines provide for a minimum leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory rating or having implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk.  All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4%, unless an appropriate regulatory authority specifies a different minimum ratio.  Additionally, for TNB to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5%.  At December 31, 2013, the leverage ratios for Trustmark and TNB were 9.06% and 8.76%, respectively.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The FDI Act identifies five capital categories for insured depository institutions.  These include well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The FDI Act requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements.  In addition, a depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2013, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  In addition, the FDI Act requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

In early July 2013, the Federal Reserve Board, FDIC and the OCC jointly promulgated a final rule revising regulatory capital requirements to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Act and international capital regulatory standards by the Basel Committee.  The new final capital rule adopts a new common equity Tier 1 requirement, higher minimum Tier 1 requirements, new risk-weight calculation methods for the “standardized” denominator, revised regulatory components and calculations, required capital buffers above the minimum risk-based capital requirements for certain banking organizations, and more generally restructures the agencies’ capital rules.  Many of the final rules apply to all depository institutions, and bank holding companies with assets of $500 million or more, and savings and loan holding companies.  The final rules also addressed the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”  Importantly, the new final capital rule does not change the current treatment of residential mortgage exposures.  Also, banking organizations that are not subject to the advanced approaches capital rules can opt not to incorporate most amounts reported as accumulated other comprehensive income (AOCI) in the calculation of their regulatory capital, which is consistent with the treatment of AOCI under the current rules.  Finally, smaller depository institution holding companies (those with assets less than $15 billion) and most mutual holding companies will be allowed to continue to count as Tier 1 capital most existing trust preferred securities that were issued prior to May 19, 2010 rather than phasing such securities out of regulatory capital.  Trustmark currently has outstanding such securities that it counts as Tier 1 capital.  Most banking organizations will be required to apply the new capital rules on January 1, 2015.  It is expected that banking organizations subject to the new final capital rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity than they are currently required to hold.  Management is currently evaluating the impact the new final capital rules will have on Trustmark.

The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision.  In 2004, the Basel Committee revised the Accord (Basel II) and in December 2007, U.S. banking regulators published a final rule for large, internationally active banking organizations implementing the “advanced approaches” framework in Basel II.  The advanced approaches rule became effective in April 2008, but is mandatory only for banks with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more.  Trustmark and TNB are not required to comply with the advanced approaches rule at this time due to their respective asset sizes and lack of on-balance sheet foreign exposure.

Somerville, which was not a significant subsidiary as defined by the SEC and thus is not discussed in detail in this section, was also in compliance with all applicable capital adequacy guidelines at December 31, 2013.

Payment of Dividends and Other Restrictions

The principal source of Trustmark’s cash revenues is dividends from TNB.  There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2014 approximately $99.4 million plus its net income for that year to pay to Trustmark as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF.  The FDIC uses a risk based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (the CAMELS component rating).  For Risk Category I institutions, including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings.  The minimum annualized assessment rate for Risk Category I institutions during 2013 was 2.5 basis points with the maximum rate being 9.0 basis points.  Assessment rates for institutions in Risk Category I may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

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

On November 12, 2009, the FDIC adopted a final rule requiring a majority of institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  TNB’s prepaid assessment amount for this period was approximately $39.1 million and was collected by the FDIC on December 30, 2009.  As determined by the FDIC, the remaining prepaid assessment credits for both TNB ($16.4 million) and BankTrust ($2.1 million) were refunded in full during the second quarter of 2013.

In 2013, TNB’s expenses related to deposit insurance premiums totaled $8.2 million, which reflects the increased assessment base resulting from the acquisition of BankTrust on February 15, 2013.  In addition, TNB also paid approximately $650 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2017 through 2019.  For the quarter ended December 31, 2013, the FICO assessment rate was equal to 0.62 basis points.  Somerville’s total FDIC expenses for 2013 were $125 thousand.

Recent Regulatory Developments

As previously reported, Trustmark implemented a modification to the processing sequence component of its overdraft programs on October 1, 2012.  This modification reduced service charges included in noninterest income by approximately $750 thousand for the year ended December 31, 2012.  The full impact of this modification was a reduction in service charges on deposit accounts included in noninterest income of approximately $2.8 million for 2013.

On January 18, 2013, the CFPB, Federal Reserve Board, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to TILA made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and became mandatory on January 18, 2014.  After notice and comment, the six agencies subsequently issued a final rule on December 12, 2013, that created exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  The newly final rule is expected to provide creditors with some relief from the mortgage appraisal requirements.  Management is currently evaluating the impact these rules will have on Trustmark.

In October 2012, the Federal Reserve Board, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Because Trustmark did not exceed the $10 billion threshold until February 2013, it will not be subject to these stress test requirements until September 2014, with a formal filing requirement of March 2015.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

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

Employees

At December 31, 2013, Trustmark employed 3,110 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark Corporation (the Registrant) and its primary bank subsidiary, Trustmark National Bank, including their ages, positions and principal occupations for the last five years are as follows:

Daniel A. Grafton, 66
Trustmark Corporation
Chairman of the Board since May 2011
Trustmark National Bank
Chairman of the Board since May 2011

Gerard R. Host, 59
Trustmark Corporation
President and Chief Executive Officer since January 2011
Trustmark National Bank
President and Chief Executive Officer since January 2011
President and Chief Operating Officer from March 2008 to January 2011
President – General Banking from February 2004 to March 2008

Louis E. Greer, 59
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007

T. Harris Collier III, 65
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 55
Trustmark National Bank
President – Corporate Banking since September 2011
Executive Vice President and Corporate Banking Manager from September 2008 to September 2011
President – Central Region from February 2007 to September 2008

George C. Gunn, 62
Trustmark National Bank
Executive Vice President and Real Estate Banking Manager since September 2008
Executive Vice President and Corporate Banking Manager from February 2004 to September 2008

Robert Barry Harvey, 54
Trustmark National Bank
Executive Vice President and Chief Credit Officer since March 2010
Senior Vice President and Chief Credit Administrator from September 2004 to March 2010

Donald Glynn Ingram, 62
Trustmark National Bank
Executive Vice President and Chief Information Officer since September 2008
Senior Vice President and Chief Information Officer from December 2007 to September 2008

James M. Outlaw, Jr., 60
Trustmark National Bank
President and Chief Operating Officer – Texas since August 2006

Thomas C. Owens, 49
Trustmark National Bank
Executive Vice President and Bank Treasurer since September 2013
   Webster Financial Corporation – Waterbury, Connecticut
Assistant Treasurer – Asset Liability Management from 2008 to September 2013

W. Arthur Stevens, 49
Trustmark National Bank
President – Retail Banking since September 2011
President – Mississippi Region from September 2008 to September 2011
President – South Region from February 2005 to September 2008

Douglas H. Ralston, 49
Trustmark National Bank
President – Wealth Management since November 2009
President – Trustmark Investment Advisors since June 2002

Breck W. Tyler, 55
Trustmark National Bank
President – Mortgage Services since March 2012
Executive Vice President and Mortgage Services Manager from June 2006 to March 2012

Rebecca N. Vaughn-Furlow, 69
Trustmark National Bank
Executive Vice President and Human Resources Director since June 2006

Harry M. Walker, 63
Trustmark National Bank
Regional President – Central Mississippi since September 2011
President – Jackson Metro from February 2004 to September 2011

Chester A. (Buddy) Wood, Jr., 65
Trustmark National Bank
Executive Vice President and Chief Risk Officer since February 2007

C. Scott Woods, 57
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

Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  For the year ended December 31, 2013, Trustmark’s total interest income was $414.3 million while net interest income was approximately $388.5 million.  Total interest income and net interest income were higher when compared with 2012, and the impact of interest rate risk improved as Trustmark was able to secure more core deposits, which are a less sensitive funding source, during the year.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2013, estimated that in the event of a hypothetical 200 basis point and 100 basis point increase in interest rates, net interest income may increase 3.1% and 1.3%, respectively.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2013, it is estimated net interest income may decrease by 4.5%.

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

The impending passage of a two-year budget agreement in the U.S., which reportedly excludes large tax increases or spending cuts, Europe’s reported emergence from its economic recession, and strengthening business and consumer confidence have increased optimism for economic improvements during 2014.  However, lingering economic concerns resulting from the cumulative weight of soft U.S. labor markets, slowing growth in emerging markets and uncertainty resulting from the timing and implementation by the Federal Reserve Board of its tapering of its quantitative easing program remain.  The U.S. and European economies and financial markets tend to be closely associated, and therefore significant weakness in Europe would likely dampen domestic growth prospects during 2014. While domestic demand for loans has improved, particularly for commercial loans, further meaningful gains will depend on sustained economic growth.  Washington’s impending passage of a two-year budget agreement has increased both businesses and consumers’ confidence for economic growth during 2014.  However, even with the legislative actions taken, the potential drag on economic growth due to continued government deficit reductions in 2014 may only be mitigated and not eliminated.  Strategic risk, including threats to business models from low rates, sluggish economic growth and the historic volume of new banking regulations, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the increasing regulatory expectations created by recent legislation, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying balance sheets and revenues and effectively managing the costs of compliance.

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

There are inherent risks associated with Trustmark’s lending activities.  While the housing and real estate markets have shown continued improvement, they remain at depressed levels.  If trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if the U.S. economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect, or be required to, to make further increases in its provision for loan losses in the future, particularly if economic conditions deteriorate.

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

Trustmark attempts to quantify such credit event risk by modeling bank specific and systemic scenarios that estimate the liquidity impact.  Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  To mitigate such risk, Trustmark maintains available lines of credit with the Federal Reserve Board and the FHLB of Dallas that are secured by loans and investment securities.  Management continuously monitors Trustmark’s liquidity position for compliance with internal policies.

The Dodd-Frank Act and other legislative and regulatory initiatives relating to the financial services industry could materially affect Trustmark’s results of operations, financial condition, liquidity or the market price of Trustmark’s Common Stock.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly reforms the regulatory structure relating to the financial services industry.  The legislation, among other things, established the CFPB, which has broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer finance laws relating to national banks and operating subsidiaries of national banks, and may expand the authority of state attorneys general to bring actions against national banks to enforce federal consumer protection legislation.  The Dodd-Frank Act also more comprehensively regulates the over-the-counter derivatives market, including providing for more strict capital and margin requirements and central clearing of certain standardized derivatives; strengthens restrictions on lending limits and transactions with affiliates imposed by the National Bank Act; and restricts the interchange fees payable on electronic debit card transactions.  Much of the legislative import of the Dodd-Frank Act is delegated to a variety of federal regulatory agencies, which are required to enact rules to implement various statutory mandates in the Act.

As the Dodd-Frank Act continues to turn into specific regulatory requirements, there will be further business impacts across a myriad of industries, not just banking.  Some of those impacts are readily anticipated, such as the change to interchange fees, which is described in the State Laws and Other Federal Oversight section in Item 1 – Business of this report.  However, other impacts are subtle and are not yet capable of precise quantification.  Many of these more subtle impacts will likely only emerge after months and perhaps years of further analysis and evaluation.  In addition, certain provisions that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.  Finally, implementation of certain significant provisions of the Dodd-Frank Act will continue to occur over a multi-year period.  Because aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, it is difficult to anticipate the potential impact on Trustmark and its customers.  It is clear, however, that the implementation of the Dodd-Frank Act will continue to require Management to invest significant time and resources to evaluate the potential impact of this Act.

The Dodd-Frank Act, as implemented by the various federal regulatory agencies, along with other regulatory initiatives relating to the financial services industry, could materially affect Trustmark’s results of operations, financial condition, liquidity or the market price of Trustmark’s common stock.  Management is unable to completely evaluate these potential effects at this time.  It is also possible that these measures could adversely affect the creditworthiness of counterparties, which could increase Trustmark’s risk profile.

Trustmark may be subject to more stringent capital and liquidity requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III.  On June 7, 2012, the Federal Reserve Board, OCC, and FDIC jointly proposed new capital requirements that were consistent with Basel III and implemented the capital requirements in the Dodd-Frank Act.  The new final rule revising regulatory capital requirements was issued by the Federal Reserve Board on July 2, 2013, and approved by the FDIC and the OCC on July 9, 2013.  The new final rules require, among other things, a minimum common equity Tier 1 capital ratio of 4.5 percent, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets above the regulatory minimum capital requirement, effectively establishing a minimum common equity Tier 1 ratio of 7 percent.  In addition, the new final rules increase the minimum Tier 1 capital requirement from 4 percent to 6 percent of risk-weighted assets.  The new final rules also specify that a bank with a capital conservation buffer of less than 2.5 percent would potentially face limitations on capital distributions and bonus payments to executives.

The Dodd-Frank Act created the Financial Stability Oversight Council that is expected to recommend to the Federal Reserve Board increasingly strict rules for capital requirements as companies grow in size and complexity and that applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.  These recommendations may remove trust preferred securities as a permitted component of a holding company’s Tier 1 capital, consistent with the federal bank regulatory agencies’ new final capital rules.  Trustmark will continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.  These recommendations, and any other new regulations, could adversely affect Trustmark’s ability to pay dividends, or could require Trustmark to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

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

When Trustmark acquires a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2013, goodwill and other identifiable intangible assets were $414.8 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2013 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial results and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2013, Trustmark held $111.6 million of other real estate, compared to $83.9 million at December 31, 2012.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s results of operations and financial condition.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators.  As of December 31, 2013, total gross unrealized losses on temporarily impaired securities totaled $47.8 million.  Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary.  If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

If Trustmark is required to repurchase a larger number of mortgage loans that it had previously sold, such repurchases could negatively affect earnings.

One of Trustmark’s primary business operations is mortgage banking under which residential mortgage loans are sold in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  Trustmark may be required to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Total mortgage loan servicing putback expense incurred by Trustmark in 2013 was $1.5 million, a decrease of $6.4 million when compared to 2012.  At December 31, 2013, the reserve for mortgage loan servicing putback expense was $1.1 million, which represented 0.02% of total loans serviced for others, compared to $7.8 million, or 0.2%, at December 31, 2012.  If the level of investor repurchase demands increase in the future, this could significantly increase costs and have a material adverse effect on Trustmark’s results of operations.

During November 2013, Trustmark finalized its agreement with FNMA (the “Resolution Agreement”) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or questions or rumors about, one or more financial services institutions or the financial services industry in general, could lead to market-wide liquidity problems, defaults and losses by Trustmark and by other institutions.  Trustmark has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, mutual funds, and other institutional clients.  Many of these transactions expose Trustmark to credit risk in the event of default of its counterparty or client.  In addition, Trustmark’s credit risk may be exacerbated when the collateral it holds cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure owed to Trustmark.  Losses related to these credit risks could materially and adversely affect Trustmark’s results of operations.

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

Trustmark’s use of third-party service providers and Trustmark’s other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

Trustmark regularly uses third-party service providers and subcontractors as part of its business.  Trustmark also has substantial ongoing business relationships with partners and other third-parties.  These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the Federal Reserve Board, the OCC and the FDIC.  The regulators are requiring Trustmark to enhance its due diligence, ongoing monitoring and control over third-party service providers and subcontractors and other ongoing third-party business relationships.  Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships.  As a result, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

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

Many of Trustmark’s loans are secured by property or are made to businesses in or near the Gulf Coast regions of Alabama, Florida, Mississippi and Texas which are often in the path of seasonal hurricanes.  Natural disasters, such as hurricanes, could have a significant negative impact on the stability of Trustmark’s deposit base, the ability of borrowers to repay outstanding loans and the value of collateral securing loans, and could cause Trustmark to incur material additional expenses.  Although Management has established disaster recovery policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable Trustmark’s borrowers to recover from the effects of the event, could have a material adverse effect on Trustmark’s results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB.  Approximately 233,000 square feet, or 88%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  As of December 31, 2013, Trustmark, through its two banking subsidiaries, also operated 176 full-service branches, 31 limited-service branches and an ATM network, which included 184 ATMs at on-premise locations and 64 ATMs located at off-premise sites.  In addition, Trustmark’s Wealth Management Division utilized one off-site location, the Insurance Division utilized three off-site locations, the Mortgage Banking Group utilized three off-site locations, and the Insurance Division and Mortgage Banking Group together utilized one off-site location.  Trustmark leases 76 of its 279 locations with the remainder being owned.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints were largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  Trustmark filed preliminary dismissal and venue transfer motions, and discovery proceeded, in the White case; the Jenkins case also involved active discovery. Trustmark also filed a motion to dismiss all claims except the EFTA claim in the Jenkins case.  All of these motions remained pending when the parties engaged in active settlement negotiations under the Mississippi federal court’s supervision in June of 2013.

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

In an order dated October 11, 2013, the United States District Court for the Southern District of Mississippi preliminarily approved the Settlement.  The court will hold a hearing on March 25, 2014 to determine whether to issue final approval of the Settlement.  As is common in class action settlements, notice has been provided to members of the Settlement Class, who will be given the option of opting out of the Settlement or objecting to the Settlement.  Pursuant to court approval, a professional settlement administrator has been engaged to provide notices to class members and to facilitate apportionment of the Settlement funds among class members.

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

All pending legal proceedings described above are being vigorously contested.  In the regular course of business, Management evaluates estimated losses or costs related to litigation, and provision is made for anticipated losses whenever Management believes that such losses are probable and can be reasonably estimated.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that (i) the final resolution of pending legal proceedings described above will not, individually or in the aggregate, have a material impact on Trustmark’s consolidated financial position or results of operations and (ii) a loss in any such case is not probable at this time, and thus no accrual is required under FASB Accounting Standards Codification (ASC) Topic 450-20, “Loss Contingencies.”  In addition, given the preliminary nature of these matters and the lack of any quantification by plaintiffs of the relief being sought, to the extent that a loss in any such matter may be viewed as reasonably possible under FASB ASC Topic 450-20, it is not possible at this time to provide an estimate of any such possible loss (or range of possible loss) for any such matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark Corporation’s (Trustmark’s) common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2013 and 2012, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2013		2012
Sales Price Per Share	High	Low	High	Low
First quarter	$25.09	$22.45	$25.88	$22.86
Second quarter	26.87	22.70	26.16	22.97
Third quarter	27.98	24.21	26.35	23.37
Fourth quarter	28.88	24.98	24.96	20.76

Dividends Per Share			2013	2012
First quarter			$0.23	$0.23
Second quarter			0.23	0.23
Third quarter			0.23	0.23
Fourth quarter			0.23	0.23
Total			$0.92	$0.92

At January 31, 2014, there were approximately 4,100 registered shareholders of record and approximately 15,725 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Item 8 - Financial Statements and Supplementary Data located elsewhere in this report.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Banks – Regional – US index. The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2008, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2008	2009	2010	2011	2012	2013
Trustmark	100.00	109.58	125.98	128.43	123.46	152.95
Morningstar Banks - Regional - US	100.00	88.44	107.86	97.50	116.18	161.31
NASDAQ	100.00	145.34	171.70	170.34	200.57	281.14

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2013 ($ in thousands except per share data).  The data should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

Years Ended December 31,	2013	2012	2011	2010	2009
Consolidated Statements of Income
Total interest income	$414,346	$371,659	$391,979	$408,218	$442,062
Total interest expense	25,859	30,669	43,036	56,195	87,853
Net interest income	388,487	340,990	348,943	352,023	354,209
Provision for loan losses, LHFI	(13,421)	6,766	29,704	49,546	77,112
Provision for loan losses, acquired loans	6,039	5,528	624	-	-
Noninterest income	173,859	175,189	159,854	165,927	168,242
Noninterest expense	415,731	344,502	329,850	325,649	308,259
Income before income taxes	153,997	159,383	148,619	142,755	137,080
Income taxes	36,937	42,100	41,778	42,119	44,033
Net Income	117,060	117,283	106,841	100,636	93,047
Preferred stock dividends/discount accretion	-	-	-	-	19,998
Net Income Available to Common Shareholders	$117,060	$117,283	$106,841	$100,636	$73,049

Common Share Data
Basic earnings per share	$1.75	$1.81	$1.67	$1.58	$1.26
Diluted earnings per share	1.75	1.81	1.66	1.57	1.26
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average common equity	8.75%	9.30%	8.95%	8.79%	7.22%
Return on average tangible common equity	13.09%	12.55%	12.25%	12.31%	10.80%
Return on average total equity	8.75%	9.30%	8.95%	8.79%	7.72%
Return on average assets	1.02%	1.20%	1.11%	1.08%	0.98%
Net interest margin (fully taxable equivalent)	4.01%	4.09%	4.26%	4.41%	4.25%

Credit Quality Ratios (1)
Net charge-offs/average loans	-0.02%	0.30%	0.56%	0.95%	1.01%
Provision for loan losses/average loans	-0.23%	0.11%	0.49%	0.79%	1.14%
Nonperforming loans/total loans (incl LHFS*)	1.10%	1.41%	1.82%	2.30%	2.16%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.84%	2.71%	3.08%	3.64%	3.48%
Allowance for loan losses/total loans (excl LHFS*)	1.15%	1.41%	1.53%	1.54%	1.64%

December 31,	2013	2012	2011	2010	2009
Consolidated Balance Sheets
Total assets	$11,790,383	$9,828,667	$9,727,007	$9,553,902	$9,526,018
Securities	3,362,882	2,699,933	2,526,698	2,318,096	1,917,380
Loans held for investment and acquired loans (incl LHFS*)	6,752,256	5,984,304	6,150,841	6,213,286	6,546,022
Deposits	9,859,902	7,896,517	7,566,363	7,044,567	7,188,465
Common shareholders' equity	1,354,953	1,287,369	1,215,037	1,149,484	1,110,060

Common Stock Performance
Market value - close	$26.84	$22.46	$24.29	$24.84	$22.54
Common book value	20.11	19.86	18.94	17.98	17.43
Tangible common book value	13.95	15.10	14.18	13.17	12.55

Capital Ratios
Common equity/total assets	11.49%	13.10%	12.49%	12.03%	11.65%
Tangible common equity/tangible assets	8.26%	10.28%	9.66%	9.11%	8.67%
Tangible common equity/risk-weighted assets	11.88%	14.56%	13.83%	12.62%	11.55%
Tier 1 leverage ratio	9.06%	10.97%	10.43%	10.14%	9.74%
Tier 1 common risk-based capital ratio	12.21%	14.63%	13.90%	12.87%	11.63%
Tier 1 risk-based capital ratio	12.97%	15.53%	14.81%	13.77%	12.61%
Total risk-based capital ratio	14.18%	17.22%	16.67%	15.77%	14.58%

(1) - Excludes Acquired Loans and Covered Other Real Estate
* - LHFS is Loans Held for Sale.
** - ORE is Other Real Estate.

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2013 and 2012 ($ in thousands except per share data).

2013	1Q	2Q	3Q	4Q
Interest income	$95,455	$105,900	$104,894	$108,097
Interest expense	6,480	6,672	6,465	6,242
Net interest income	88,975	99,228	98,429	101,855
Provision for loan losses, LHFI	(2,968)	(4,846)	(3,624)	(1,983)
Provision for loan losses, acquired loans	130	(1,552)	3,292	4,169
Noninterest income	44,339	43,714	47,133	38,673
Noninterest expense	102,145	107,195	101,524	104,867
Income before income taxes	34,007	42,145	44,370	33,475
Income taxes	9,141	11,024	11,336	5,436
Net income available to common shareholders	$24,866	$31,121	$33,034	$28,039
Earnings per common share
Basic	$0.38	$0.46	$0.49	$0.42
Diluted	0.38	0.46	0.49	0.42

2012	1Q	2Q	3Q	4Q
Interest income	$95,882	$94,414	$92,497	$88,866
Interest expense	8,938	7,966	7,218	6,547
Net interest income	86,944	86,448	85,279	82,319
Provision for loan losses, LHFI	3,293	650	3,358	(535)
Provision for loan losses, acquired loans	(194)	1,672	2,105	1,945
Noninterest income	43,785	43,760	44,865	42,779
Noninterest expense	85,774	87,959	83,460	87,309
Income before income taxes	41,856	39,927	41,221	36,379
Income taxes	11,536	10,578	11,317	8,669
Net income available to common shareholders	$30,320	$29,349	$29,904	$27,710
Earnings per common share
Basic	$0.47	$0.45	$0.46	$0.43
Diluted	0.47	0.45	0.46	0.43

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

Executive Overview

2013 was a year of significant achievements for Trustmark, particularly in light of prevailing economic conditions.  Trustmark continued to build upon and expand customer relationships, which was reflected by growth in its banking, wealth management, and insurance businesses.  During 2013, Trustmark completed the acquisition of Alabama-based BancTrust Financial Group, Inc. (BancTrust), the largest acquisition in Trustmark’s history, entering a number of new markets throughout Alabama as well as enhancing its position in the Florida panhandle.  The operations of BancTrust, which are included in Trustmark’s operating results since consummation of the acquisition on February 15, 2013, added revenue of $71.9 million and net income, excluding non-routine merger expenses, of approximately $16.6 million during 2013.  Net income for 2013 totaled $117.1 million, down 0.2 % from 2012.  As discussed in greater detail below, an increase in net interest income (primarily resulting from the BancTrust acquisition) as well as a decline in the provision for loan losses, LHFI were more than offset by an increase in noninterest expense, which was primarily driven by BancTrust non-routine merger expenses, settlement of the previously disclosed class action litigation and expenses attributable to the operations of the BancTrust business.  Noninterest income also declined slightly from 2012 as gains from service charges on deposit accounts, bank card and other fees, insurance commissions and wealth management were more than offset by declines in mortgage banking, net and other income, net.  As a result of these factors, basic and diluted earnings per share in 2013 were $1.75 per share, compared with $1.81 per share in 2012.  Over the course of the year, Trustmark’s revenue increased 8.9% to a record level of $562.3 million.  Credit quality continued to improve and was an important contributor to Trustmark’s financial success.  Trustmark’s performance during 2013 produced a return on average tangible common equity of 13.09% and return on assets of 1.02%.  Trustmark also continued to make investments in technology designed to increase revenue and improve efficiency.  Please see the section captioned “Financial Highlights” below for a more complete overview of Trustmark’s 2013 financial performance.

On July 26, 2013, Trustmark National Bank (TNB), a subsidiary of Trustmark, completed its acquisition of two branches of SOUTHBank, F.S.B. (SOUTHBank), located in Oxford, Mississippi.  As a result of this acquisition, TNB assumed deposit accounts of approximately $11.7 million in addition to purchasing the two physical branch offices.  The transaction was not material to Trustmark’s consolidated financial statements and was not considered a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations.”

On February 15, 2013, Trustmark completed its merger with BancTrust, a 26-year-old bank holding company headquartered in Mobile, Alabama.  In accordance with the terms of the definitive agreement, the holders of BancTrust common stock received 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark issued approximately 2.24 million shares of its common stock for all issued and outstanding shares of BancTrust common stock.  The total value of the 2.24 million shares of Trustmark common stock issued to the BancTrust shareholders on the acquisition date was approximately $53.5 million, based on a closing stock price of $23.83 per share of Trustmark common stock on February 15, 2013.  At closing, Trustmark repurchased the $50.0 million of BancTrust preferred stock and associated warrant issued to the U.S. Department of Treasury under the Capital Purchase Program for approximately $52.6 million.  See Note 2 – Business Combinations included in Item 8 – Financial Statements and Supplementary Data found elsewhere in this report for additional information regarding the BancTrust acquisition.

Loans held for investment (LHFI) totaled $5.799 billion at December 31, 2013 compared to $5.593 billion at December 31, 2012, an increase of $206.1 million, or 3.7%.  Growth in LHFI during 2013 was primarily attributable to increased construction lending as well as increased lending to medical facilities and public entities.  Due to the rise in interest rates and the tightening of the secondary marketing spreads, Management made the decision in the third quarter of 2013 to resume Trustmark’s traditional practice of retaining in its loan portfolio select 15-year mortgage loans originated by its mortgage banking division on the balance sheet.  As a result of this decision, pay-downs in the 1-4 family mortgage loan portfolio since December 31, 2012 were partially offset by a $70.7 million increase in the portfolio during the six months ended December 31, 2013.

Trustmark’s credit quality indicators continued to experience improvements during 2013.  Nonperforming assets, excluding acquired loans and covered other real estate, were $171.8 million at December 31, 2013, an increase of $11.2 million, or 7.0%, when compared to December 31, 2012.  The increase in nonperforming assets, excluding acquired loans and covered other real estate, at December 31, 2013, was due to the $44.3 million of other real estate resulting from the BancTrust acquisition.  Excluding other real estate resulting from the BancTrust acquisition, nonperforming assets, excluding acquired loans and covered other real estate, declined $33.1 million, or 20.6%.  Recoveries exceeded charge-offs for LHFI during 2013 resulting in net recoveries of $1.1 million, compared to net charge-offs of $17.5 million for 2012.  For the year ended December 31, 2013 the provision for loan losses for LHFI was a negative $13.4 million, compared to a positive $6.8 million during 2012, reflecting the net recovery position and improved credit quality.  During 2013, Trustmark experienced a $32.9 million, or 13.0%, decline in classified LHFI and a $71.1 million, or 21.6%, decline in criticized LHFI when compared to the prior year.

TNB did not make significant changes to its loan underwriting standards during 2013.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the continued economic uncertainty, TNB remains cautious in granting credit involving certain categories of real estate as well as in making exceptions to its loan policy.

During November 2013, Trustmark finalized its agreement with the Federal National Mortgage Association (FNMA) (the “Resolution Agreement) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.

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

Total deposits were $9.860 billion at December 31, 2013, compared with $7.897 billion at December 31, 2012, an increase of $1.963 billion, or 24.9%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $409.3 million and $1.554 billion, respectively.  The BancTrust acquisition contributed $323.5 million of noninterest-bearing deposits and $1.309 billion in interest-bearing deposits at December 31, 2013.  The SOUTHBank acquired branches contributed $2.5 million of noninterest-bearing deposits and $31.1 million of interest-bearing deposits at December 31, 2013.

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

For additional information regarding the accounting policies discussed below, please see the notes to Trustmark’s Consolidated Financial Statements set forth in Item 8 – Financial Statements and Supplementary Data located elsewhere in this report.

Allowance for Loan Losses, LHFI

For Trustmark’s accounting policy regarding the allowance for loan losses, LHFI, please see Note 1 – Significant Accounting Policies set forth in Item 8 – Financial Statements and Supplementary Data located elsewhere in this report.

A significant shift in one or more factors included in the allowance for loan loss methodology could result in a material change to Trustmark’s allowance for loan losses, LHFI.  For example, if there were changes in one or more of these estimates, assumptions or judgments as they relate to a portfolio of commercial LHFI, Trustmark could find that it needs to increase the level of future provisions for possible loan losses with respect to that portfolio.  Additionally, credit deterioration of specific borrowers due to changes in these factors could cause the risk rating of those borrowers’ commercial loans within Trustmark’s internal loan grading system to shift to a more severe risk rating.  As a result, Trustmark could find that it needs to increase the level of future provisions for possible loan losses with respect to these LHFI.  Given the nature of many of these estimates, assumptions and judgments, it is not possible to provide meaningful estimates of the impact of any such potential shifts.

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

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge to income through the provision for loan losses, acquired loans and the establishment of an allowance for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.

Covered Loans

Loans acquired in a Federal Deposit Insurance Corporation (FDIC)-assisted transaction and covered under loss-share agreements are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  Covered loans are recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under a loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.”  A FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.  The difference between the present value at the acquisition date and the undiscounted cash flows Trustmark expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in the cash flows of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in the cash flows of the covered loans and covered other real estate under those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income. For additional information regarding Trustmark’s accounting policy for a FDIC indemnification asset, please see Note 1 – Significant Accounting Policies set forth in Item 8 – Financial Statements and Supplementary Data located elsewhere in this report.

Mortgage Servicing Rights

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the mortgage servicing rights (MSR) when loans are sold and the associated servicing rights are retained.  Trustmark has elected to account for MSR at fair value.

The fair value of MSR is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees.  Management reviews all significant assumptions quarterly.  Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

At December 31, 2013, the MSR fair value was approximately $67.8 million. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at December 31, 2013, would be a decline in fair value of approximately $2.2 million and $2.4 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Trustmark manages potential changes in the fair value of MSR through its comprehensive risk management strategy.  To reduce the sensitivity of earnings to interest rate fluctuations, Trustmark utilizes exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  From time to time, Trustmark may choose not to fully hedge the MSR, partly because origination volume tends to act as a natural hedge.  For example, as interest rates decline, the fair value of the MSR generally decreases and fees from new originations tend to increase.  Conversely, as interest rates increase, the fair value of the MSR generally increases, while fees from new originations tend to decline.

Please refer to Note 8 – Mortgage Banking in Item 8 – Financial Statements and Supplementary Data for additional information on MSR.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2013 totaled $328.5 million for the General Banking segment and $44.4 million for the Insurance segment, a consolidated total of $372.9 million. Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $42.0 million at December 31, 2013, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance segments as of October 1, 2013, 2012, and 2011, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking reporting unit utilized valuations based on comparable deal values for financial institutions while the test for the Insurance reporting unit utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization (EBITDA) method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

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

Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on an independent appraisal less estimated selling costs.  Any subsequent valuation adjustments due to declines in fair value are charged to ORE/Foreclosure expense and are mostly offset by other noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount.  Any recoveries of previous valuation adjustments are credited to ORE/Foreclosure expense with a corresponding charge to other noninterest income for the portion of the recovery that is due to the FDIC.

Defined Benefit Plans

Trustmark’s plan assets, projected benefit liabilities and pension cost are determined utilizing actuarially-determined present value calculations.  The valuation of the projected benefit obligation and net periodic pension expense for Trustmark’s plans (Capital Accumulation Plan, BancTrust Pension Plan and Supplemental Retirement Plans) requires Management to make estimates regarding the amount and timing of expected cash outflows.  Several variables affect these calculations, including (i) size and characteristics of the associate population, (ii) discount rate, (iii) expected long-term rate of return on plan assets and (iv) recognition of actual returns on plan assets. Below is a brief description of these variables and the effect they have on pension cost.

•	Population and Characteristics of Associates. Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms. In an effort to control expenses, the Board voted to freeze Capital Accumulation Plan benefits effective May 15, 2009. Associates will not earn additional benefits, except for interest as required by the Internal Revenue Service (IRS) regulations, after the effective date. Associates will retain their previously earned pension benefits. At December 31, 2013, the pension plan census totaled 3,009 current and former associates.

•	Discount Rate. The discount rate utilized in determining the present value of the future benefit obligation is currently 4.30% (as compared to 3.50% at December 31, 2012). The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2013). The discount rate is reset annually on the measurement date to reflect current economic conditions. If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit plans and kept all other assumptions constant, the benefit cost associated with these plans would decrease or increase by approximately $1.1 million and $1.2 million, respectively.

•	Expected Long-Term Rate of Return on Plan Assets. Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Capital Accumulation Plan and BancTrust Pension Plan, the pre-tax expected rate of return on the plan assets used in 2013 was 7.50% versus 8.00% in 2012. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount. Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets. If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan and BancTrust Pension Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $1.0 million.

•	Recognition of Actual Asset Returns. Trustmark utilizes the provisions of FASB ASC Topic 715, “Compensation – Retirement Benefits,” which allow for the use of asset values that smoothes investment gains and losses over a period of up to five years. This could partially mitigate the impact of short-term gains or losses on reported net income.

•	Other Actuarial Assumptions. To estimate the projected benefit obligation, actuarial assumptions are required to be made by Management, including mortality rate, retirement rate, disability rate and the rate of compensation increases. These factors do not change significantly over time, so the range of assumptions and their impact on net periodic pension expense is generally limited.

Contingent Liabilities

Trustmark estimates contingent liabilities based on Management’s evaluation of the probability of outcomes and their ability to estimate the range of exposure.  As stated in FASB ASC Topic 450, “Contingencies,” a liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event.  Accounting standards require that a liability be recorded if Management determines that it is probable that a loss has occurred, and the loss can be reasonably estimated.  It is implicit in this standard that it must be probable that the loss will be confirmed by some future event.  As part of the estimation process, Management is required to make assumptions about matters that are, by their nature, highly uncertain.  The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from Management’s assessments.  Whenever practicable, Management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

Recent Legislative and Regulatory Developments

In early July 2013, the Federal Reserve Board (FRB), FDIC and the Office of the Comptroller of the Currency (OCC) jointly promulgated a final rule revising regulatory capital requirements to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and international capital regulatory standards by the Basel Committee.  The new final capital rule adopts a new common equity Tier 1 requirement, higher minimum Tier 1 requirements, new risk-weight calculation methods for the “standardized” denominator, revised regulatory components and calculations, required capital buffers above the minimum risk-based capital requirements for certain banking organizations, and more generally restructures the agencies’ capital rules.  Many of the final rules apply to all depository institutions, and bank holding companies with assets of $500 million or more, and savings and loan holding companies.  The final rules also addressed the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”  Importantly, the new final capital rule does not change the current treatment of residential mortgage exposures.  Also, banking organizations that are not subject to the advanced approaches capital rules can opt not to incorporate most amounts reported as accumulated other comprehensive income (AOCI) in the calculation of their regulatory capital, which is consistent with the treatment of AOCI under the current rules.  Finally, smaller depository institution holding companies (those with assets less than $15 billion) and most mutual holding companies will be allowed to continue to count as Tier 1 capital most existing trust preferred securities that were issued prior to May 19, 2010 rather than phasing such securities out of regulatory capital.  Trustmark currently has outstanding such securities that it counts as Tier 1 capital.  Most banking organizations will be required to apply the new capital rules on January 1, 2015.  It is expected that banking organizations subject to the new final capital rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity than they are currently required to hold.  Management is currently evaluating the impact the new final capital rules will have on Trustmark.

On January 18, 2013, the Consumer Financial Protection Bureau (CFPB), FRB, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to the Truth in Lending Act (TILA) made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and became mandatory on January 18, 2014.  After notice and comment, the six agencies subsequently issued a final rule on December 12, 2013, that created exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  The newly final rule is expected to provide creditors with some relief from the mortgage appraisal requirements.  Management is currently evaluating the impact these rules will have on Trustmark.

In October 2012, the Federal Reserve Board, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Because Trustmark did not exceed the $10 billion threshold until February 2013, it will not be subject to these stress test requirements until September 2014, with a formal filing requirement of March 2015.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Financial Highlights

Net income totaled $117.1 million for the year ended December 31, 2013, compared with $117.3 million for 2012 and $106.8 million for 2011.  For 2013, Trustmark’s basic earnings per share were $1.75 compared with $1.81 for 2012 and $1.67 for 2011.  Diluted earnings per share were $1.75 for 2013, $1.81 for 2012 and $1.66 for 2011.  At December 31, 2013, Trustmark reported gross loans, including loans held for sale and acquired loans, of $6.752 billion, total assets of $11.790 billion, total deposits of $9.860 billion and total shareholders’ equity of $1.355 billion.  Trustmark’s financial performance for 2013 resulted in a return on average tangible shareholders’ equity of 13.09%, a return on equity of 8.75% and a return on assets of 1.02%.  These compared with 2012 ratios of 12.55% for return on average tangible shareholders’ equity, 9.30% for return on equity and 1.20% for return on assets, while in 2011 the return on average tangible shareholders’ equity was 12.25%, the return on equity was 8.95% and the return on assets was 1.11%.

Net income for 2013 decreased $223 thousand, or 0.2%, compared to 2012.  As discussed in greater detail below, a 13.9% increase in net interest income (primarily resulting from the BancTrust acquisition) and a $20.2 million decline in the provision for loan losses, LHFI were more than offset by a 20.7% increase in noninterest expense, which was primarily driven by the BancTrust non-routine merger expenses, settlement of the previously disclosed class action litigation and expenses attributable to the operations of the BancTrust business.  Noninterest income declined 0.8% from 2012 as increases in service charges on deposit accounts, bank card and other fees, insurance commissions, and wealth management were more than offset by declines in mortgage banking, net and other income, net, which was principally due to an increase in partnership amortization as a result of new tax credit investments entered into by Trustmark.  For additional information on the changes in noninterest income and noninterest expense, please see accompanying sections included in Results of Operations.

Trustmark’s 2013 provision for loan losses, LHFI, totaled a negative $13.4 million, a decrease of $20.2 million when compared to a positive provision for loan losses, LHFI of $6.8 million for 2012.  Reduced loan provisioning during 2013 was a result of improved credit quality, a net recovery position, and adequate reserves established in prior years for both new and existing impaired LHFI.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI. Total net recoveries for 2013 were $1.1 million, compared to total net charge-offs of $17.5 million for 2012 and $33.7 million for 2011.  Total nonperforming assets, excluding acquired loans and covered other real estate, were $171.8 million at December 31, 2013, an increase of $11.2 million compared to December 31, 2012.  Excluding the $44.3 million of other real estate resulting from the BancTrust acquisition, nonperforming assets, excluding acquired loans and covered other real estate, decreased $33.1 million, or 20.6%, when compared to December 31, 2012.  In addition, the percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI fell in 2013 to 2.01% compared to 3.10% in 2012 and 3.23% for 2011.

As discussed elsewhere in the report under the heading “Executive Overview,” Trustmark completed its merger with BancTrust on February 15, 2013.  At December 31, 2013, the carrying value of loans and deposits resulting from the BancTrust acquisition was $843.9 million and $1.633 billion, respectively.  The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $71.9 million and net income, excluding non-routine merger expenses, or approximately $16.6 million through December 31, 2013.  Such operating results are not necessarily indicative of future operating results.  Included in noninterest expense for 2013 are non-routine BancTrust merger expenses totaling approximately $9.4 million (change in controls and severance expense of $1.4 million included in salaries and employee benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).

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

Significant Non-routine Transactions
($ in thousands, except per share data)

	Years Ended December 31,
	2013		2012		2011
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS

Net Income (GAAP)	$117,060	$1.745	$117,283	$1.809	$106,841	$1.663

Significant non-routine transactions (net of taxes):
Bargain purchase gain on acquisition	-	-	(2,245)	(0.035)	(4,604)	(0.072)
Non-routine transaction expenses on acquisition	5,780	0.086	1,599	0.025	-	-
Non-routine defined benefit plan settlement expense	1,374	0.021	-	-	-	-
Non-routine litigation expense	2,470	0.037	-	-	-	-
	9,624	0.144	(646)	(0.010)	(4,604)	(0.072)
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$126,684	$1.889	$116,637	$1.799	$102,237	$1.591

Bargain Purchase Gain on Acquisition

Trustmark recorded a bargain purchase gain of $3.6 million as a result of the Bay Bank & Trust Company (Bay Bank) acquisition.  Trustmark initially recorded a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain by $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.  The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  The bargain purchase gain of $3.6 million was recognized as other noninterest income for the year ended December 31, 2012.

TNB recorded a pretax bargain purchase gain of $7.5 million as a result of the Heritage acquisition during the second quarter of 2011.  The bargain purchase gain represents the net of the estimated fair value of the assets acquired and liabilities assumed and was influenced significantly by the FDIC-assisted transaction process.  Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer.  The gain was recognized as other noninterest income in Trustmark’s consolidated statements of income for the year ended December 31, 2011.

Non-routine Transaction Expenses on Acquisition

Included in noninterest expense for the year ended December 31, 2013 are non-routine BancTrust transaction expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).

Included in noninterest expense during 2012 are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (these included change in control and severance expense of $672 thousand included in salaries and benefits and contract termination and other expenses of $1.9 million included in other expense).

Non-routine Defined Benefit Plan Settlement Expense

Included in noninterest expense for the year ended December 31, 2013 was a lump sum settlement of certain benefits in the Trustmark Capital Accumulation Plan in accordance with FASB ASC Topic 715-30, “Defined Benefit Plans – Pension.”  See Note 15 – Defined Benefit Plans and Other Postretirement Benefits in Item 8. – Financial Statements and Supplementary Data located elsewhere in this report for additional information regarding the Trustmark Capital Accumulation Plan.

Non-routine Litigation Expense

Included in noninterest expense for the year ended December 31, 2013 are non-routine litigation expenses totaling $4.0 million related to the settlement of class-action lawsuits regarding Trustmark’s overdraft fees and insufficient funds on debit card purchases and ATM withdrawals.  See the Legal Environment section included elsewhere in this report for additional detail regarding this settlement.

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

Reconciliation of Non-GAAP Financial Measures
($ in thousands, except per share data)

		Years Ended December 31,
		2013	2012	2011
TANGIBLE COMMON EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,337,597	$1,261,617	$1,194,273
Less: Goodwill		(358,270)	(291,104)	(291,104)
Identifiable intangible assets		(43,308)	(17,348)	(15,464)
Total average tangible common equity		$936,019	$953,165	$887,705

PERIOD END BALANCES
Total shareholders' equity		$1,354,953	$1,287,369	$1,215,037
Less: Goodwill		(372,851)	(291,104)	(291,104)
Identifiable intangible assets		(41,990)	(17,306)	(14,076)
Total tangible common equity	(a)	$940,112	$978,959	$909,857

TANGIBLE ASSETS
Total assets		$11,790,383	$9,828,667	$9,727,007
Less : Goodwill		(372,851)	(291,104)	(291,104)
Identifiable intangible assets		(41,990)	(17,306)	(14,076)
Total tangible assets	(b)	$11,375,542	$9,520,257	$9,421,827

Risk-weighted assets	(c)	$7,916,378	$6,723,259	$6,576,953

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income available to common shareholders		$117,060	$117,283	$106,841
Plus:Intangible amortization net of tax		5,442	2,339	1,945
Net income adjusted for intangible amortization		$122,502	$119,622	$108,786

Period end common shares outstanding	(d)	67,372,980	64,820,414	64,142,498

TANGIBLE COMMON EQUITY MEASUREMENTS
Return on average tangible common equity [1]		13.09%	12.55%	12.25%
Tangible common equity/tangible assets	(a)/(b)	8.26%	10.28%	9.66%
Tangible common equity/risk-weighted assets	(a)/(c)	11.88%	14.56%	13.83%
Tangible common book value	(a)/(d)*1,000	$13.95	$15.10	$14.18

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity		$1,354,953	$1,287,369	$1,215,037
Eliminate qualifying AOCI		43,731	(3,395)	(3,121)
Qualifying tier 1 capital		60,000	60,000	60,000
Disallowed goodwill		(372,851)	(291,104)	(291,104)
Adjustment to goodwill allowed for deferred taxes		14,445	13,035	11,625
Other disallowed intangibles		(41,990)	(17,306)	(14,076)
Disallowed servicing intangible		(6,783)	(4,734)	(4,327)
Disallowed deferred taxes		(24,647)	-	-
Total tier 1 capital		$1,026,858	$1,043,865	$974,034
Less: Qualifying tier 1 capital		(60,000)	(60,000)	(60,000)
Total tier 1 common capital	(e)	$966,858	$983,865	$914,034

Tier 1 common risk-based capital ratio	(e)/(c)	12.21%	14.63%	13.90%

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

Trustmark’s acquisition of BancTrust contributed $60.9 million to net interest income during 2013, and provided growth in both average interest-earning assets and average interest-bearing liabilities of $1.141 billion and $1.170 billion, respectively, for the year ended December 31, 2013.  During the first quarter of 2012, Trustmark (through TNB) acquired Bay Bank.  This acquisition contributed $5.6 million to net interest income during 2012, and provided growth in both average interest-earning assets and average interest-bearing liabilities of $91.8 million and $105.2 million, respectively, for the year ended December 31, 2012.  During the second quarter of 2011, Trustmark (through TNB) acquired Heritage.  This acquisition contributed $8.7 million to net interest income during 2011, and provided growth in both average interest-earning assets and average interest-bearing liabilities of $59.7 million and $106.6 million, respectively, for the year ended December 31, 2011.  Amounts relating to these acquisitions are included in the current and prior year balances shown in the following three paragraphs.

Net interest income-FTE during 2013 increased $47.9 million, or 13.5%, when compared with 2012.  Notwithstanding the contribution to the net interest margin of the acquired loans, the net interest margin decreased 8 basis points to 4.01% during 2013 when compared with 2012.  The decline in the net interest margin during 2013 was primarily a result of a downward repricing of fixed rate assets and changes to Trustmark’s asset mix due to growth in lower yielding investment securities.  The impact of this was partially offset by acquired loans due to the BancTrust acquisition, approximately $23.5 million of recoveries on acquired loans, which are included in the net interest margin, as well as lower deposit costs.

Average interest-earning assets for 2013 were $10.052 billion compared with $8.699 billion for 2012, an increase of $1.353 billion.  The growth in average interest-earning assets was primarily due to an increase in average total securities and average acquired noncovered loans of $791.2 million and $724.2 million, respectively, during 2013.  The increase in securities and acquired noncovered loans, which resulted primarily from the BancTrust acquisition, was partially offset by a decrease in average loans (LHFI and loans held for sale) of $140.6 million, or 2.4%, during 2013.  The decrease in average loans is primarily attributable to the decrease in loans held for sale (LHFS) of $108.8 million, or 42.2%, due to declines in mortgage loan production as interest rates rise.  During 2013, interest on securities-taxable increased $5.9 million, or 8.8%, as a result of the increase in average total securities; however, the yield on taxable securities decreased 50 basis points when compared with 2012 due to run-off of higher yielding securities replaced at lower yields.  During 2013, interest and fees on LHFS and LHFI-FTE decreased $20.7 million, or 7.1%, due to lower average loan balances while the yield on loans (LHFI and LHFS) fell to 4.68% compared to 4.92% during 2012.  During 2013, interest and fees on acquired loans increased $58.2 million while the yield on acquired loans fell to 9.11% compared to 13.00% during 2012.  The increase in interest and fees on acquired loans and the decrease in the yield on acquired loans were a result of the significant increase in average acquired loans due to the BancTrust acquisition, which had a lower yield than the acquired loans at December 31, 2012, and approximately $23.5 million of recoveries of acquired loans.  As a result of these factors, interest income-FTE increased $43.1 million, or 11.2%, when 2013 is compared with 2012.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.44% in 2012 to 4.27% in 2013, a decrease of 17 basis points.

Average interest-bearing liabilities for 2013 totaled $7.575 billion compared with $6.418 billion for 2012, an increase of $1.157 billion, or 18.0%.  During 2013, average interest-bearing deposits increased $1.206 billion, or 20.6%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $49.1 million, or 8.7%.  The increase in average interest-bearing deposits was primarily attributable to the BancTrust acquisition.  The decline in average interest-bearing liabilities, excluding interest-bearing deposits, was primarily attributable to a decline in federal fund purchased and GNMA optional repurchase loans, which was partially offset by an increase in securities sold under repurchase agreements and approximately $18.7 million of average other borrowings from the BancTrust acquisition.  The overall yield on interest-bearing liabilities declined 14 basis points during 2013 when compared with 2012, primarily due to a reduction in the costs of certificates of deposit and interest checking accounts.  As a result of these factors, total interest expense for 2013 decreased $4.8 million, or 15.7%, when compared with 2012.

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

Average interest-earning assets for 2012 were $8.699 billion compared with $8.534 billion for 2011, an increase of $164.6 million.  The growth in average interest-earning assets was due to an increase in average total securities of $206.4 million, or 8.6%, during 2012.  The increase in securities, which resulted primarily from purchases of U.S. Government-sponsored agency guaranteed and highly rated asset-backed securities net of maturities and paydowns, was partially offset by a decrease in average total loans (including loans held for sale and acquired loans) of $36.4 million, or 0.6%, during 2012.  The decrease in average total loans is directly attributable to paydowns in 1-4 family mortgage loans as well as the decision in prior years to discontinue indirect consumer auto loan financing.  During 2012, interest on securities-taxable decreased $8.9 million, or 11.7%, as the yield on taxable securities decreased 66 basis points when compared with 2011 due to run-off of higher yielding securities replaced at lower yields.  During 2012, interest and fees on total loans-FTE decreased $11.4 million, or 3.6%, due to lower average loan balances while the yield on total loans fell to 5.11% compared to 5.26% during 2011.  As a result of these factors, interest income-FTE decreased $20.5 million, or 5.0%, when 2012 is compared with 2011. The impact of these changes is also reflected in the decline in the yield on total earning assets, which fell from 4.76% in 2011 to 4.44% in 2012, a decrease of 32 basis points.

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

Yield/Rate Analysis Table
($ in thousands)
	Years Ended December 31,
	2013			2012			2011

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$8,388	$31	0.37%	$7,552	$26	0.34%	$7,871	$30	0.38%
Securities available for sale:
Taxable	3,101,245	68,878	2.22%	2,386,552	65,390	2.74%	2,146,773	72,614	3.38%
Nontaxable	168,190	7,000	4.16%	166,790	7,125	4.27%	157,879	6,922	4.38%
Securities held to maturity:
Taxable	108,778	3,940	3.62%	29,551	1,560	5.28%	66,164	3,229	4.88%
Nontaxable	15,092	915	6.06%	19,188	1,218	6.35%	24,891	1,609	6.46%
Loans (including LHFS)	5,777,401	270,617	4.68%	5,918,002	291,273	4.92%	6,033,624	311,380	5.16%
Acquired loans	838,170	76,336	9.11%	139,421	18,122	13.00%	60,180	9,424	15.66%
Other earning assets	34,941	1,466	4.20%	31,669	1,342	4.24%	36,719	1,321	3.60%
Total interest-earning assets	10,052,205	429,183	4.27%	8,698,725	386,056	4.44%	8,534,101	406,529	4.76%
Cash and due from banks	275,545			244,952			219,058
Other assets	1,285,555			949,328			922,905
Allowance for loan losses	(82,336)			(89,954)			(92,621)
Total Assets	$11,530,969			$9,803,051			$9,583,443

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,790,687	3,948	0.22%	$1,542,601	3,975	0.26%	$1,528,963	7,077	0.46%
Savings deposits	2,944,588	3,889	0.13%	2,357,424	6,004	0.25%	2,131,057	8,144	0.38%
Time deposits	2,323,303	11,881	0.51%	1,952,948	14,625	0.75%	2,103,404	21,073	1.00%
Federal funds purchased and securities sold under repurchase agreements	326,870	379	0.12%	370,283	588	0.16%	507,925	965	0.19%
Short-term borrowings	60,381	1,304	2.16%	83,042	1,208	1.45%	142,984	1,605	1.12%
Long-term FHLB advances	7,833	57	0.73%	-	-	0.00%	1,240	7	0.56%
Subordinated notes	49,886	2,894	5.80%	49,854	2,894	5.80%	49,821	2,894	5.81%
Junior subordinated debt securities	70,971	1,507	2.12%	61,856	1,375	2.22%	61,856	1,271	2.05%
Total interest-bearing liabilities	7,574,519	25,859	0.34%	6,418,008	30,669	0.48%	6,527,250	43,036	0.66%
Noninterest-bearing demand deposits	2,436,470			2,006,230			1,761,946
Other liabilities	182,383			117,196			99,974
Shareholders' equity	1,337,597			1,261,617			1,194,273
Total Liabilities and Shareholders' Equity	$11,530,969			$9,803,051			$9,583,443

Net Interest Margin		403,324	4.01%		355,387	4.09%		363,493	4.26%

Less tax equivalent adjustments:
Investments		2,770			2,920			2,986
Loans		12,067			11,477			11,564
Net Interest Margin per Income Statements		$388,487			$340,990			$348,943

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis):

Volume/Rate Analysis Table	2013 Compared to 2012			2012 Compared to 2011
($ in thousands)	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$3	$2	$5	$(1)	$(3)	$(4)
Securities available for sale:
Taxable	17,327	(13,839)	3,488	7,515	(14,739)	(7,224)
Nontaxable	60	(185)	(125)	381	(178)	203
Securities held to maturity:
Taxable	3,009	(629)	2,380	(1,915)	246	(1,669)
Nontaxable	(249)	(54)	(303)	(364)	(27)	(391)
Loans, net of unearned income (includes LHFS)	(6,766)	(13,890)	(20,656)	(5,867)	(14,240)	(20,107)
Acquired loans	65,169	(6,955)	58,214	10,540	(1,842)	8,698
Other earning assets	137	(13)	124	(196)	217	21
Total interest-earning assets	78,690	(35,563)	43,127	10,093	(30,566)	(20,473)

Interest paid on:
Interest-bearing demand deposits	617	(644)	(27)	61	(3,163)	(3,102)
Savings deposits	1,210	(3,325)	(2,115)	806	(2,946)	(2,140)
Time deposits	2,467	(5,211)	(2,744)	(1,435)	(5,013)	(6,448)
Federal funds purchased and securities sold under repurchase agreements	(66)	(143)	(209)	(239)	(138)	(377)
Short-term borrowings	(388)	484	96	(787)	390	(397)
Long-term FHLB advances	57	-	57	(3)	(4)	(7)
Subordinated notes	-	-	-	3	(3)	-
Junior subordinated debt securities	196	(64)	132	-	104	104
Total interest-bearing liabilities	4,093	(8,903)	(4,810)	(1,594)	(10,773)	(12,367)
Change in net interest income on a tax equivalent basis	$74,597	$(26,660)	$47,937	$11,687	$(19,793)	$(8,106)

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

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  As shown in the table below, the provision for loan losses, LHFI, for 2013 totaled a negative $13.4 million, or -0.23% of average loans, compared with a positive provision of $6.8 million, or 0.11% of average loans in 2012 and $29.7 million, or 0.49% of average loans in 2011.  Reduced loan provisioning during 2013 was a result of decreased levels of criticized LHFI, a net recovery position, adequate reserves established in prior years for both new and existing impaired LHFI, net loan risk rate upgrades and updated quantitative and qualitative reserve factors.

The provision for loan losses, LHFI for 2013 included an additional provision of approximately $1.6 million as a result of the revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.  Trustmark incorporated a loan facility risk component to the existing qualitative risk valuation allowance for commercial LHFI.  The provision for loan losses, LHFI for 2012 included an additional provision of approximately $1.4 million as a result of a revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20 quarter to a 12 quarter net charge-off rolling average and also developed a separate reserve for junior liens on 1-4 family LHFI.  For additional information on the change to qualitative portion of the allowance for loan loss methodology for commercial LHFI and the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI, please see the Note 5 - Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI included in Item 8. – Financial Statements and Supplementary Data located elsewhere in this report.

Provision for Loan Losses, LHFI
($ in thousands)	Years Ended December 31,
	2013	2012	2011
Alabama	$1,790	$-	$-
Florida	(12,092)	(730)	16,500
Mississippi (1)	(155)	7,790	9,917
Tennessee (2)	(980)	460	786
Texas	(1,984)	(754)	2,501
Total provision for loan losses, LHFI	$(13,421)	$6,766	$29,704

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

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under FASB ASC Topic 310-30.  As shown in the table below, the provision for loan losses, acquired loans was $6.0 million for 2013, as compared to $5.5 million for 2012 and $624 thousand for 2011.  The provision for loan losses, acquired loans was initially established during the fourth quarter of 2011 as a result of valuation procedures performed during the period.  The increase in the provision for loan losses, acquired loans during 2013 was primarily due to the $7.3 million of provision for loan losses, acquired loans for loans acquired from BancTrust, which was partially offset by changes in expectations based on the periodic re-estimations performed during the year.  The increase in the provision for loan losses, acquired loans during 2012 was a result of changes in expectations based on the periodic re-estimations performed during the year and the increased acquired loan portfolio as a result of the Bay Bank acquisition.

Provision for Loan Losses, Acquired Loans
($ in thousands)	Years Ended December 31,
	2013	2012	2011
BancTrust	$7,310	$-	$-
Bay Bank	2	1,781	-
Heritage	(1,273)	3,747	624
Total provision for loan losses, acquired loans	$6,039	$5,528	$624

Noninterest Income

Noninterest income represented 30.9%, 33.8% and 31.4% of total revenue, before securities gains, net in 2013, 2012 and 2011, respectively.  Total noninterest income before securities gains, net for 2013 decreased $756 thousand, or 0.4%, compared to 2012, while total noninterest income before securities gains, net for 2012 increased $14.4 million, or 9.0%, compared to 2011.  The decline in noninterest income during 2013 was primarily the result of declines in mortgage banking revenues due principally to lower gains on secondary marketing loan sales resulting from lower spreads and volumes, decreases in the FDIC indemnification asset due principally to increased recoveries on acquired covered loans resulting from loan pay-offs, and an increase in partnership amortization related to additional tax credit investments.  The comparative components of noninterest income for the years ended December 31, 2013, 2012 and 2011 are shown in the accompanying table.

Noninterest Income
($ in thousands)
2013	2012	2011
Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$51,576	2.4%	$50,351	-2.6%	$51,707	-6.3%
Bank card and other fees	35,961	18.1%	30,445	10.8%	27,474	9.8%
Mortgage banking, net	33,504	-18.2%	40,960	52.8%	26,812	-8.6%
Insurance commissions	30,826	9.3%	28,205	4.6%	26,966	-2.6%
Wealth management	29,480	27.9%	23,056	0.4%	22,962	5.0%
Other, net	(7,973)	n/	m	1,113	-71.1%	3,853	-14.2%
Total Noninterest Income before securities gains, net	173,374	-0.4%	174,130	9.0%	159,774	-2.3%
Securities gains, net	485	-54.2%	1,059	n/	m	80	-96.6%
Total Noninterest Income	$173,859	-0.8%	$175,189	9.6%	$159,854	-3.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Service Charges on Deposit Accounts

Service charges on deposit accounts during 2013 totaled $51.6 million, an increase of $1.2 million when compared to 2012.  BancTrust contributed approximately $4.7 million of service charges on deposit accounts for 2013.  Service charges on deposit accounts, excluding BancTrust, during 2013 totaled $46.9 million, a decrease of $3.5 million from the same time period in 2012.  This decrease was primarily due to a decrease in non-sufficient funds/overdraft fees, excluding BancTrust, of approximately $2.8 million resulting from the modification to the processing sequence component of Trustmark’s overdraft programs, which became effective on October 1, 2012.  Service charges on deposit accounts during 2012 totaled $50.4 million, a decrease of $1.4 million from the same time period in 2011.  This decrease was due to a decrease in non-sufficient funds/overdraft fees of approximately $2.0 million, partially offset by the increase in service charges resulting from the monthly service charge fee on a personal account product Trustmark began offering during the fourth quarter of 2011.  The decrease in non-sufficient funds/overdraft fees during 2012 was primarily due to an estimated $1.1 million reduction as a result of the five-item maximum per day for personal account overdrafts, which Trustmark implemented during the third quarter of 2011, and a reduction of approximately $750 thousand as a result of the modification to the processing sequence component of Trustmark’s overdraft programs.

Bank Card and Other Fees

Bank card and other fees totaled $36.0 million during 2013, compared with $30.4 million in 2012 and $27.5 million in 2011. Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  BancTrust contributed approximately $1.5 million of bank card and other fees for 2013.  Excluding BancTrust, bank card and other fees increased $4.0 million during 2013.  This increase was primarily the result of growth in interchange revenue and fees earned on other bank products and services. The increase in 2012 was primarily the result of growth in fees earned on ATMs and bank card products due to increased consumer utilization and income related to the commercial lending client interest rate hedge program.  For additional information on Trustmark’s commercial lending client interest rate hedge program, please see “Derivatives” included in Asset/Liability Management located elsewhere in this report.

On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The provisions regarding debit card interchange fees were effective as of October 1, 2011.  For additional information on the final rules and recent developments regarding debit card interchange fees, please see the “State Laws and Other Federal Oversight” section included in Item 1. – Business located elsewhere in this report.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2012, the annual measurement date, Trustmark had assets of less than $10.0 billion; therefore, there was no impact of the FRB final rule (Regulation II - Debit Card Interchange Fees and Routing) to Trustmark’s noninterest income during 2013.  However, as a result of the merger with BancTrust on February 15, 2013, Trustmark had assets greater than $10.0 billion at the December 31, 2013 measurement date.  Trustmark therefore will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule as issued on June 29, 2011 could reduce noninterest income by approximately $7.0 million to $10.0 million on an annual basis given Trustmark’s current debit card volumes (including the impact of BancTrust).  For more information on the merger with BancTrust, please see Note 2 - Business Combinations located in Item 8 – Financial Statements and Supplementary Data. Management is continuing to evaluate Trustmark’s product structure and services to offset the anticipated impact of the FRB final rule.

Mortgage Banking, Net

Net revenue from mortgage banking was $33.5 million during 2013, compared with $41.0 million in 2012 and $26.8 million in 2011.  Net revenue from mortgage banking decreased $7.5 million during 2013 principally due to lower gains on secondary marketing sales and net valuation decreases in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts, which was partially offset by the net positive hedge ineffectiveness and growth in mortgage serving fee income.  With the mortgage banking industry facing projected rising interest rates coupled with reduced mortgage loan production during 2014, Trustmark’s revenues from mortgage banking could once again be reduced.  Net revenue from mortgage banking increased $14.1 million during 2012, primarily due to a significant increase in gain on sales of loans, net during the year.  Loans serviced for others totaled $5.461 billion at December 31, 2013, compared with $5.158 billion at December 31, 2012, and $4.518 billion at December 31, 2011.

The following table illustrates the components of mortgage banking revenue included in noninterest income in the accompanying income statements:

Mortgage Banking Income
($ in thousands)
2013	2012	2011
Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$17,892	10.4%	$16,202	9.5%	$14,790	6.2%
Change in fair value-MSR from runoff	(9,805)	-	(9,808)	-42.0%	(6,907)	5.4%
Gain on sales of loans, net	26,429	-22.1%	33,919	n/	m	11,952	-22.0%
Other, net	(4,719)	n/	m	4,022	58.2%	2,542	n/	m
Mortgage banking income before hedge ineffectiveness	29,797	-32.8%	44,335	98.1%	22,377	1.6%
Change in fair value-MSR from market changes	11,818	n/	m	(9,378)	38.0%	(15,130)	-69.2%
Change in fair value of derivatives	(8,111)	n/	m	6,003	-69.3%	19,565	20.4%
Net positive (negative) hedge ineffectiveness	3,707	n/	m	(3,375)	n/	m	4,435	-39.3%
Mortgage banking, net	$33,504	-18.2%	$40,960	52.8%	$26,812	-8.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Representing a significant component of mortgage banking income is gain on the sales of loans, net, which equaled $26.4 million in 2013 compared with $33.9 million in 2012 and $12.0 million in 2011.  The decrease in the gain on sales of loans, net during 2013 resulted from declines in the volume of loan sales and lower profit margins from secondary marketing activities due to the tightening of interest rate spreads during the year.  The increase in the gain on sales of loans, net during 2012 resulted from growth in loan sales and higher profit margins from secondary marketing activities as customers took advantage of opportunities to refinance existing mortgages at historically low interest rates. Loan sales decreased $458.3 million during 2013 to total $1.358 billion compared to an increase of $846.4 million during 2012 to total $1.816 billion.

During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for Government National Mortgage Association (GNMA).  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for 2013.  For additional information, please see the caption “Loans Held for Sale (LHFS)” included elsewhere in this report.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  During 2013, net positive ineffectiveness of the MSR hedge was $3.7 million, which primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.  In comparison, during 2012, net negative ineffectiveness of the MSR hedge was $3.4 million, which primarily resulted from the spread contraction between primary mortgage rates and yields on the ten-year Treasury note partially offset by hedge income produced by a positively-sloped yield curve and net option premium.

Other mortgage banking income, net is the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815 for the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.  Other mortgage banking income, net decreased by approximately $8.7 million during 2013, compared to an increase of $1.5 million during 2012 and resulted primarily from a net valuation adjustments in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts during those years.  The negative net valuation adjustment in 2013 was the result of declines in mortgage loan production, reflecting the industry-wide decline in refinance activity following an extended low interest rate environment.  Mortgage loan production for the year ended December 31, 2013 was $1.450 billion, a decrease of $439.3 million, or 23.3%, when compared to $1.890 billion for the year ended December 31, 2012.

Insurance Commissions

Insurance commissions were $30.8 million during 2013, compared with $28.2 million in 2012 and $27.0 million in 2011.  The increases in insurance commissions experienced during 2013 and 2012 were primarily due to new business commission volume and increasing premium rates on commercial property and casualty policies and group health coverage.  Improvements in these business lines compensated for a small decline in personal and life insurance sales.  Downward rate pressures on insurable risks have generally subsided, with most lines experiencing price increases as renewals occur.  General business activity has improved slightly, resulting in a small increase in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management income totaled $29.5 million for 2013, compared with $23.1 million in 2012 and $23.0 million in 2011.  Wealth management consists of income related to investment management, trust and brokerage services.  BancTrust wealth management operations contributed approximately $3.5 million of the increase for 2013.  During 2013, the growth in wealth management income, excluding BancTrust, was primarily attributable to investment services.  During 2012, the slight growth in wealth management income was attributable to improved market conditions that in turn generally improved market values in client accounts, growth in new custody business, inclusion of the trust operation of Bay Bank, brokerage activities, and growth in Trustmark’s Houston market.  These improvements offset the effect of deteriorating revenue from the Performance Funds Trust (Performance Funds) prior to the reorganization and sale of the Performance Funds in the third quarter of 2012 and declines in Personal Trust revenue.

During the second quarter of 2013, the Custody Services Department assumed a custody role over a large public entity account which significantly increased the assets under administration.  At December 31, 2013 and 2012, Trustmark held assets under management and administration of $11.087 billion and $6.610 billion and brokerage assets of $1.454 billion and $1.316 billion, respectively.

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

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income in the accompanying income statements:

Other Income, Net
($ in thousands)
	2013			2012		2011
	Amount	% Change		Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(12,368)	46.9%		$(8,417)	32.2%	$(6,366)	41.3%
Bargain purchase gain on acquisition	-	-100.0%		3,635	-51.2%	7,456	n/	m
Decrease in FDIC indemnification asset	(5,900)	58.5%		(3,722)	-10.5%	(4,157)	n/	m
Other miscellaneous income	10,295	7.1%		9,617	39.0%	6,920	-1.1%
Total other, net	$(7,973)	n/	m	$1,113	-71.1%	$3,853	-14.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net for 2013 was a negative $8.0 million, compared with a positive $1.1 million in 2012 and $3.9 million in 2011.  The decrease of $9.1 million during 2013 was primarily the result of an increase in partnership amortization of $4.0 million as a result of new tax credit investments entered into by Trustmark during the year as well as a negative year-to-year comparison to the bargain purchase gain of $3.6 million resulting from Trustmark’s acquisition of Bay Bank during the first quarter of 2012.  During 2013, Trustmark continued to grow its investments in partnerships that provide income tax credits on a Federal and/or State basis.  The increased partnership amortization was more than offset by the income tax credits received which reduced income tax expense.  The decrease of $2.7 million during 2012 reflects an increase in partnership amortization of $2.1 million as a result of new tax credit investments entered into by Trustmark during 2012 and a write-down of the FDIC indemnification asset of $3.7 million on acquired covered loans obtained from Heritage as a result of loan payoffs, improved cash flow projections and lower loss expectations for loan pools; partially offset by the bargain purchase gain of $3.6 million resulting from Trustmark’s acquisition of Bay Bank during the first quarter of 2012.  The increase in other miscellaneous income in 2012 was primarily due to the $1.2 million payment from the sale of the Performance Funds by TIA and the receipt of a $780 thousand non-refundable arranger fee as lead syndicator for a large syndicated loan.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During 2013, Trustmark sold approximately $227.4 million in available for sale securities, generating a net gain of $485 thousand.  Similarly, during 2012, Trustmark sold approximately $33.8 million in available for sale securities, primarily in order to manage the duration risk of the securities portfolio, generating a net gain of approximately $1.0 million.  Additionally, $3.9 million of securities called in 2012 prior to their maturity generated a net gain of approximately $20 thousand.

Noninterest Expense

Trustmark’s noninterest expense for 2013 increased $71.2 million, or 20.7%, compared to 2012, while noninterest expense for 2012 increased $14.7 million, or 4.4%, compared to 2011.  The increase in noninterest expense during 2013 was primarily attributable to BancTrust non-routine merger expenses of $9.4 million, BancTrust operating expenses of $42.5 million for the period from the February 15, 2013 acquisition date through the end of Trustmark’s fiscal year, non-routine litigation expense of $4.0 million relating to the settlement of the class action lawsuits regarding Trustmark’s overdraft fees for insufficient funds, and non-routine defined benefit plan settlement expense of $2.2 million for the lump sum settlement of certain benefits to the Trustmark Capital Accumulation Plan.  Excluding business combinations and non-routine expenses, noninterest expense for 2013 increased $15.2 million, or 4.5%, when compared to 2012, while noninterest expense for 2012 increased $7.7 million, or 2.3%, when compared to 2011.  The increase in noninterest expense, excluding business combinations and non-routine expenses, during 2013 was primarily attributable to increases in salaries and employee benefits, services and fees, and ORE/foreclosure expense.  The increase in noninterest expense during 2012 was primarily attributable to growth in salaries and benefits, loan expenses and non-routine transaction expenses relating to the Bay Bank acquisition, offset by declines in other real estate write-downs and FDIC assessment expense.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  The comparative components of noninterest expense for 2013, 2012 and 2011 are shown in the accompanying table.

Noninterest Expense
($ in thousands)
	2013		2012		2011
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$221,727	16.4%	$190,519	6.7%	$178,556	2.3%
Services and fees	53,904	15.3%	46,751	6.6%	43,858	4.6%
Net occupancy-premises	25,961	28.1%	20,267	0.1%	20,254	2.3%
Equipment expense	24,538	19.8%	20,478	1.5%	20,177	17.8%
ORE/Foreclosure expense:
Write-downs	7,141	3.9%	6,874	-50.4%	13,856	-19.1%
Carrying costs	7,898	84.1%	4,291	76.1%	2,437	-66.4%
Total ORE/Foreclosure expense	15,039	34.7%	11,165	-31.5%	16,293	-33.2%
FDIC assessment expense	9,001	38.4%	6,502	-18.6%	7,984	-34.3%
Other expense	65,561	34.3%	48,820	14.3%	42,728	19.9%
Total noninterest expense	$415,731	20.7%	$344,502	4.4%	$329,850	1.3%

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, were $221.7 million in 2013, $190.5 million in 2012 and $178.6 million in 2011.  Salaries and employee benefits increased $31.2 million, or 16.4%, during 2013, which was primarily attributable to $21.8 million of salaries and employee benefits expense for BancTrust, which included non-routine merger expenses of $1.4 million for change in control and severance expense, and $2.2 million of non-routine defined benefit plan settlement expense for the lump sum settlement of certain benefits to the Trustmark Capital Accumulation Plan.  Excluding BancTrust and the non-routine settlement expense, salaries and employee benefits expense increased $7.2 million, or 3.8%, during 2013.  This increase primarily reflects modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in incentives for mortgage loan originators.

Salaries and employee benefits increased $12.0 million, or 6.7%, during 2012.  This increase primarily reflects modest general merit increases, higher general incentive costs resulting from improved corporate performance, increases in incentives for mortgage loan originators and higher costs for employee retirement programs, as well as $2.9 million in additional salaries and employee benefits resulting from the Bay Bank acquisition.  Salaries and employee benefits expense for Bay Bank included a non-routine transaction expense of $672 thousand for change in control and severance expense.

Services and Fees

Services and fees for 2013 increased $7.2 million, or 15.3%, when compared with 2012, while services and fees for 2012 increased $2.9 million, or 6.6%, when compared with 2011.  Growth in services and fees during 2013 was due to $3.7 million of services and fees expense from BancTrust operations as well as increases in processing fees, software amortization and maintenance expense and professional services fees.  The growth in services and fees expense during 2012 was related to increases in processing fees, software maintenance and other services and fees offset by a decline in legal expenses.  The increase in processing fees and software maintenance was due to the deployment of a new ATM fleet, which included deposit automation, and the fourth quarter implementation of new finance and human resources operating systems during 2012.

Net Occupancy-Premises

Net occupancy-premises expense for 2013 increased $5.7 million, or 28.1%, when compared with 2012.  The increase in net occupancy-premises expense was primarily attributable to $4.0 million of expense from BancTrust operations.

Equipment Expense

Equipment expense for 2013 increased $4.1 million, or 19.8%, when compared with 2012.  The increase in equipment expense during 2013 was due to increases in expenses related to data processing equipment and furniture and equipment as well as $1.8 million of equipment expense from BancTrust operations.

ORE/Foreclosure Expense

ORE/Foreclosure expense totaled $15.0 million in 2013, compared with $11.2 million in 2012 and $16.3 million in 2011.  BancTrust contributed $2.0 million of ORE/Foreclosure expense for 2013.  The increase in ORE/Foreclosure expense for 2013 was primarily attributable to increases in the carrying cost of other real estate due to the increase in other real estate activity compared to 2012 as well as the write-down of a property in the Tennessee market region during the second quarter of 2013.  The decline in ORE/Foreclosure expense during 2012 was primarily attributable to a decrease in other real estate write-downs of $7.0 million as a result of stabilizing property values and adequate reserves established in prior periods.

FDIC Assessment Expense

FDIC assessment expense increased $2.5 million, or 38.4%, during 2013, compared to a decrease of $1.5 million, or 18.6%, during 2012.  The increase in FDIC assessment expense during 2013 primarily resulted from $1.5 million of additional fees from BancTrust operations as well as the increase in Trustmark’s assessment base.  The decrease in FDIC assessment expense during 2012 resulted from the implementation of the FDIC’s revised deposit insurance assessment methodology during the second quarter of 2011.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets slightly below $10.0 billion at December 31, 2012, Trustmark benefitted from the change in the assessment methodology during 2013.  As previously discussed, Trustmark had assets greater than $10.0 billion following the merger with BancTrust, and thus, will lose the benefit of this offset beginning in 2014.  Management estimates the change in the assessment methodology will have an immaterial impact on Trustmark’s results of operations.

Other Expense

The following table illustrates the components of other expense included in noninterest expense in the accompanying income statements:

Other Expense
($ in thousands)
	2013			2012		2011
	Amount	% Change		Amount	% Change	Amount	% Change
Loan expense	$15,071	-25.6%		$20,248	11.1%	$18,229	50.4%
Non-routine transaction expenses on acquisition	7,920	n/	m	1,917	100.0%	-	n/	m
Amortization of intangibles	8,814	n/	m	3,788	21.0%	3,131	-11.1%
Other miscellaneous expense	33,756	47.6%		22,867	7.0%	21,368	6.8%
Total other expense	$65,561	34.3%		$48,820	14.3%	$42,728	19.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

During 2013, other expenses increased $16.7 million, or 34.3%, while in 2012, other expenses increased $6.1 million, or 14.3%.  BancTrust contributed $17.0 million of other expense for 2013.  The growth in other expenses during 2013 was primarily due to BancTrust non-routine merger expenses of $7.9 million ($2.2 million of professional fees and $5.7 million of contract termination and other expenses), the increase in the amortization of the core deposit intangible and other miscellaneous expenses as a result of the BancTrust acquisition, and the $4.0 million of non-routine litigation expense related to the settlement regarding Trustmark’s overdraft fees for insufficient funds on debit card purchases and ATM withdrawals.  Excluding BancTrust and the non-routine litigation expense, other expense declined $4.3 million, or 8.8%, during 2013, which was primarily attributable to a decrease in loan expenses that resulted from lower mortgage loan putback expenses.  The growth in other expenses during 2012 was primarily due to non-routine Bay Bank acquisition transaction expenses and an increase in loan expenses of $2.0 million that resulted primarily from higher mortgage loan servicing putback expenses (further explained below).

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and Federal Home Loan Mortgage Corporation (FHLMC) to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.

The total mortgage loan servicing putback expenses, included in loan expense, incurred by Trustmark were $1.5 million during 2013, $8.0 million during 2012 and $5.1 million during 2011.  In addition, during 2012, Trustmark updated its quarterly analysis of mortgage loan putback exposure, which resulted in Trustmark providing an additional reserve of approximately $4.0 million.  During November 2013, Trustmark finalized its agreement with FNMA (the “Resolution Agreement”) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  At December 31, 2013, the reserve for mortgage loan servicing putback expenses for FNMA loans in periods not covered by the Resolution Agreement and to other entities totaled $1.1 million compared to $7.8 million at December 31, 2012.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  A description of each segment and the methodologies used to measure financial performance are described in Note 21 – Segment Information located in Item 8 – Financial Statements and Supplementary Data.  Net income for 2013, 2012 and 2011 by operating segment is presented below ($ in thousands):

	2013	2012	2011
General Banking	$107,842	$108,975	$100,568
Wealth Management	4,728	3,823	2,810
Insurance	4,490	4,485	3,463
Consolidated Net Income	$117,060	$117,283	$106,841

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through 208 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, stock options, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Trustmark’s acquisition of BancTrust contributed approximately $60.9 million to net interest income, $7.6 million to provision for loan losses, net, $7.5 million to noninterest income and $51.9 million to noninterest expense of the General Banking Division during 2013.  During 2012, Trustmark’s acquisition of Bay Bank contributed approximately $5.6 million to net interest income, $4.2 million to noninterest income (primarily from bargain purchase gain of $3.6 million) and $6.2 million to noninterest expense of the General Banking Division.  During 2011, TNB’s acquisition of Heritage contributed approximately $8.7 million to net interest income (including $3.8 million associated with the re-estimation of cash flows required by FASB ASC Topic 310-30 accounting guidelines), $4.2 million to noninterest income (primarily from bargain purchase gain of $7.5 million) and $1.8 million to noninterest expense of the General Banking Division.  These amounts are included in the current year balances shown in the following three paragraphs.

Net interest income for the General Banking Division for 2013 increased $47.5 million, or 14.1%, when compared with 2012.  The growth in net interest income is mostly due to the significant increase in interest and fees on acquired loans due to the BancTrust acquisition as well as modest declines in the cost of interest-bearing deposits, partially offset by downward repricing of loans and securities.  Net interest income during 2012 decreased $8.1 million, or 2.3%, when compared with 2011.  The decline in net interest income is mostly due to the downward repricing of loans and securities partially offset by modest declines in the cost of interest-bearing deposits.  The provision for loan losses, net during 2013 totaled a negative $7.4 million compared with a positive $12.2 million during 2012 and $30.2 million during 2011.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI and Provision for Loan Losses, Acquired Loans, located elsewhere in this report.

Noninterest income for the General Banking Division decreased $9.0 million, or 7.3%, during 2013 compared to an increase of $12.8 million, or 11.7%, during 2012.  Noninterest income for the General Banking Division represents 22.8% of its total revenues for 2013, 26.7% for 2012 and 24.1% for 2011.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division increased $64.8 million and $15.2 million during 2013 and 2012, respectively.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

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

During 2013, net income for the Wealth Management Division increased $905 thousand, or 23.7%, compared to an increase of $1.0 million, or 36.0%, during 2012.  Noninterest income increased $5.0 million during 2013, compared to an increase of $1.3 million during 2012.  BancTrust contributed approximately $3.5 million of noninterest income to the Wealth Management Division during 2013.  The increase in noninterest income during 2013, excluding BancTrust, was primarily attributable to investment services.  The increase in noninterest income during 2012 was due to an increase in wealth management income of approximately $100 thousand and the $1.2 million payment from the sale of the Performance Funds by TIA included in other miscellaneous income.  Noninterest expense increased $3.8 million during 2013, compared to a decrease of $247 thousand during 2012.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this document.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During 2013, net income for the Insurance Division remained flat as increases in noninterest income were offset by increases in noninterest expense.  Net income for the Insurance Division increased $1.0 million, or 29.5%, during 2012.  Noninterest income increased $2.6 million during 2013, compared to an increase of $1.3 million during 2012.  The increase in noninterest income during 2013 was due to expanded business development efforts as well as the continued firming of insurance rates.  The increase in noninterest income during 2012 was primarily due to higher commission volume on commercial property and casualty policies.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this document.

During 2013, business conditions improved slightly in the markets served by FBBI.  Trustmark performed an annual impairment test of the book value of capital held in the Insurance Division as of October 1, 2013, 2012, and 2011, respectively.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.  FBBI opened new offices in Oxford, Mississippi and Nashville, Tennessee during the fourth quarter of 2013, and is actively pursuing new business in these markets.

Income Taxes

For the year ended December 31, 2013, Trustmark’s combined effective tax rate was 24.0% compared to 26.4% in 2012 and 28.1% in 2011.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits and historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  During 2013, Trustmark invested approximately $39.2 million in these partnerships, compared to approximately $23.9 million during 2012.  The decrease in Trustmark's effective tax rate in 2013 and 2012 is mainly due to increased investment in these partnerships along with the appropriate tax credits and an immaterial net increase in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.052 billion, or 87.2% of total assets, at December 31, 2013, compared with $8.699 billion, or 88.7% of total assets, at December 31, 2012, an increase of $1.353 billion, or 15.6%.  Approximately $1.141 billion of the increase in average earning assets was attributable to the BancTrust acquisition.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio increased to 4.8 years at December 31, 2013, compared to 3.7 years at December 31, 2012, primarily due to slower mortgage prepayment estimates and a longer weighted-average life for securities acquired through the BancTrust acquisition.

When compared with December 31, 2012, total investment securities increased by $662.9 million, or 24.6%, during 2013.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and pay-downs, as well as $341.8 million of securities attributable to the BancTrust acquisition.  During 2013, Trustmark sold approximately $227.4 million in securities, generating a gain of $485 thousand, compared with $33.8 million during 2012, which generated a gain of $1.0 million.

During the fourth quarter of 2013, Trustmark sold $135.6 million of Collateralized Loan Obligations (CLO) due to uncertainty related to the Volker Rule generating a net gain of $1.3 million. These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item in the table shown below.  This sale left Trustmark with a CLO balance of $25.8 million at December 31, 2013, which was subsequently sold in its entirety for a gain of $389 thousand in January 2014.

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2013, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive (loss) income in the accompanying balance sheet totaled approximately $46.4 million ($28.6 million net of tax).

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.  At December 31, 2013, available for sale securities totaled $2.194 billion, which represented 65.2% of the securities portfolio, compared to $2.658 billion, or 98.4%, at December 31, 2012.  At December 31, 2013, unrealized gains, net on available for sale securities totaled $5.1 million compared with unrealized gains, net of $72.8 million at December 31, 2012.  The decrease in the value of the available for sale securities portfolio during 2013 was primarily attributable to the rising interest rate environment as well as the transfer of securities to the held to maturity portfolio.  At December 31, 2013, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs, and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2013, held to maturity securities totaled $1.169 billion and represented 34.8% of the total portfolio, compared with $42.2 million, or 1.6%, at the end of 2012.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at year end for each of the last three years:

Amortized Cost of Securities by Type
($ in thousands)

	December 31,
	2013	2012	2011
Securities available for sale
U.S. Treasury securities	$501	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	129,653	10	3
Issued by U.S. Government sponsored agencies	40,681	105,396	64,573
Obligations of states and political subdivisions	165,810	202,877	190,868
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,099	18,981	11,500
Issued by FNMA and FHLMC	239,880	201,493	340,839
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,300,375	1,436,812	1,570,782
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	235,317	380,514	216,698
Asset-backed securities and structured financial products	62,689	238,893	-
Total securities available for sale	$2,189,005	$2,584,976	$2,395,263

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$100,159	$-	$-
Obligations of states and political subdivisions	65,987	36,206	42,619
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,433	3,245	4,538
Issued by FNMA and FHLMC	12,724	572	588
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	837,393	-	7,749
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	143,032	2,165	2,211
Total securities held to maturity	$1,168,728	$42,188	$57,705

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2013, and the weighted-average yield for each range of maturities (tax equivalent basis):

Maturity/Yield Analysis Table	Maturing
($ in thousands)			After One,		After Five,
	Within		But Within		But Within		After
	One Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Total
Securities available for sale
U.S. Treasury Securities	$401	0.21%	$100	0.27%	$-	-	$-	-	$501
U.S. Government agency obligations
Issued by U.S. Government agencies	-	-	-	-	23,421	2.68%	106,232	2.29%	129,653
Issued by U.S. Government sponsored agencies	-	-	19,975	0.84%	20,706	1.91%	-	-	40,681
Obligations of states and political subdivisions	8,557	3.33%	106,701	3.79%	50,160	4.22%	392	6.00%	165,810
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	3	4.00%	484	3.95%	13,612	3.23%	14,099
Issued by FNMA and FHLMC	-	-	105	7.71%	172	2.88%	239,603	2.56%	239,880
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	3,357	4.64%	30,260	2.37%	1,266,758	2.45%	1,300,375
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	105,518	3.33%	124,892	2.52%	4,907	5.35%	235,317
Asset-backed securities and structured financial products	-	-	25,877	1.31%	9,770	1.35%	27,042	1.17%	62,689
Total securities available for sale	$8,958	3.19%	$261,636	3.14%	$259,865	2.75%	$1,658,546	2.45%	$2,189,005

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$-	-	$-	-	$85,000	1.90%	$15,159	2.76%	$100,159
Obligations of states and political subdivisions	1,937	6.40%	12,949	6.11%	49,996	5.28%	1,105	6.33%	65,987
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	-	-	-	-	9,433	3.22%	9,433
Issued by FNMA and FHLMC	-	-	-	-	-	-	12,724	3.13%	12,724
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	837,393	1.93%	837,393
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	15,118	2.42%	78,288	2.28%	49,626	2.38%	143,032
Total securities held to maturity	$1,937	6.40%	$28,067	4.12%	$213,284	2.83%	$925,440	2.00%	$1,168,728

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 93% of the portfolio in GSE-backed obligations and other Aaa rated securities as determined by Moody’s.  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of membership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank, Trustmark does not hold any equity investment in any GSE.

As of December 31, 2013, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at December 31, 2013:

Securities Portfolio by Credit Rating (1)
($ in thousands)
	December 31, 2013
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,013,426	92.0%	$2,012,346	91.7%
Aa1 to Aa3	94,486	4.3%	97,744	4.5%
A1 to A3	3,668	0.2%	3,820	0.2%
Baa1 to Baa3	-	-	-	-
Not Rated (2)	77,425	3.5%	80,244	3.7%
Total securities available for sale	$2,189,005	100.0%	$2,194,154	100.0%

Securities Held to Maturity
Aaa	$1,102,740	94.4%	$1,082,320	94.0%
Aa1 to Aa3	43,385	3.7%	45,611	4.0%
A1 to A3	2,368	0.2%	2,424	0.2%
Baa1 to Baa3	332	0.0%	346	0.0%
Not Rated (2)	19,903	1.7%	20,132	1.7%
Total securities held to maturity	$1,168,728	100.0%	$1,150,833	100.0%

(1) - Credit ratings obtained from Moody's Investors Service.
(2) - Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2013, approximately 91.8% of the available for sale securities and 94.4% of held to maturity securities were rated Aaa.

Loans Held for Sale (LHFS)

At December 31, 2013, LHFS totaled $149.2 million, consisting of $111.1 million of residential real estate mortgage loans in the process of being sold to third parties and $38.0 million of GNMA optional repurchase loans.  At December 31, 2012, loans held for sale totaled $258.0 million, consisting of $198.2 million of residential real estate mortgage loans in the process of being sold to third parties and $59.8 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

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

During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for 2013.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA in 2012.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at December 31, 2013 totaled $5.799 billion compared to $5.593 billion at December 31, 2012, an increase of $206.1 million.  LHFI at December 31, 2013 included $122.7 million of LHFI in the Alabama market region and $3.1 million of LHFI in the Florida market region as a result of the BancTrust acquisition.  Growth in LHFI was primarily attributable to growth in the commercial and 1-4 family residential construction loan portfolios as well as increased lending to medical facilities and public entities included in the other loans portfolio, which was partially offset by pay-downs in 1-4 family mortgage loans as well as declines in the commercial and industrial loans portfolio.

The construction lending portfolio increased $152.5 million, which was the result of growth in commercial construction of $133.0 million and 1-4 family residential construction of $19.4 million within all of Trustmark’s five key market regions.  The other loans portfolio increase of $104.1 million was primarily due to increased lending to medical facilities and public entities in the Alabama, Mississippi, Tennessee and Texas market regions.  The commercial and industrial loan portfolio decrease of $11.9 million was directly attributable to declines in the Mississippi market region offset by growth in Trustmark’s other four market regions.  The 1-4 family mortgage loan portfolio decline of $11.9 million was primarily due to paydowns in the portfolio since December 31, 2012.  Due to the rise in interest rates and the tightening of the secondary marketing spreads, Management made the decision in the third quarter of 2013 to resume Trustmark’s traditional practice of retaining select 15-year mortgage loans on the balance sheet.  As a result of this decision, pay-downs in the 1-4 family mortgage loan portfolio since December 31, 2012 were partially offset by a $70.7 million increase in the portfolio during the six months ended December 31, 2013.  The consumer loan portfolio decrease of $6.4 million primarily represents a decrease in the indirect consumer auto portfolio, partially offset by growth in the Alabama market region. The indirect consumer auto portfolio balance at December 31, 2013 was $2.9 million compared with $25.5 million at December 31, 2012.

The table below shows the carrying value of the LHFI portfolio at the end of each of the last five years:

LHFI by Type
($ in thousands)	December 31,
	2013	2012	2011	2010	2009
Loans secured by real estate:
Construction, land development and other land loans	$596,889	$468,975	$474,082	$583,316	$830,069
Secured by 1-4 family residential properties	1,485,564	1,497,480	1,760,930	1,732,056	1,650,743
Secured by nonfarm, nonresidential properties	1,415,139	1,410,264	1,425,774	1,498,108	1,467,307
Other real estate secured	189,362	189,949	204,849	231,963	197,421
Commercial and industrial loans	1,157,614	1,169,513	1,139,365	1,068,369	1,059,164
Consumer loans	165,308	171,660	243,756	402,165	606,315
Other loans	789,005	684,913	608,728	544,265	508,778
LHFI	$5,798,881	$5,592,754	$5,857,484	$6,060,242	$6,319,797

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

The LHFI composition by region at December 31, 2013 is illustrated in the following table and reflects a diversified mix of loans by region.

LHFI Composition by Region
($ in thousands)

	December 31, 2013
LHFI Composition by Region (1)	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$596,889	$19,996	$76,240	$289,112	$44,066	$167,475
Secured by 1-4 family residential properties	1,485,564	15,041	47,462	1,263,409	137,133	22,519
Secured by nonfarm, nonresidential properties	1,415,139	24,628	148,350	756,457	148,372	337,332
Other real estate secured	189,362	3,441	4,873	132,925	22,092	26,031
Commercial and industrial loans	1,157,614	26,147	12,182	760,366	85,615	273,304
Consumer loans	165,308	12,934	2,617	128,922	18,443	2,392
Other loans	789,005	20,496	24,458	630,116	51,302	62,633
LHFI	$5,798,881	$122,683	$316,182	$3,961,307	$507,023	$891,686

Construction, Land Development and Other Land Loans by Region (1)
Lots	$47,605	$885	$29,155	$13,461	$1,539	$2,565
Development	95,672	766	25,252	41,399	3,601	24,654
Unimproved land	112,758	1,467	18,997	61,926	14,338	16,030
1-4 family construction	96,518	9,419	2,214	58,020	3,060	23,805
Other construction	244,336	7,459	622	114,306	21,528	100,421
Construction, land development and other land loans	$596,889	$19,996	$76,240	$289,112	$44,066	$167,475

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$160,086	$2,930	$40,720	$63,776	$17,000	$35,660
Office	168,741	3,868	34,578	85,385	6,801	38,109
Nursing homes/assisted living	101,771	-	-	93,542	4,280	3,949
Hotel/motel	68,339	-	367	34,307	24,500	9,165
Industrial	68,173	693	6,018	26,458	152	34,852
Health care	13,908	3,100	-	10,711	97	-
Convenience stores	10,806	256	-	6,652	706	3,192
Other	154,761	5,264	19,950	75,792	3,818	49,937
Total income producing loans	746,585	16,111	101,633	396,623	57,354	174,864

Owner-occupied:
Office	104,576	1,550	14,910	60,003	4,458	23,655
Churches	81,312	2,008	2,983	40,363	25,342	10,616
Industrial warehouses	97,403	928	3,142	42,143	7,358	43,832
Health care	101,187	-	14,169	56,948	14,917	15,153
Convenience stores	56,026	-	1,649	31,496	3,277	19,604
Retail	28,374	464	3,665	17,003	3,258	3,984
Restaurants	34,714	-	1,830	28,400	3,330	1,154
Auto dealerships	12,056	-	246	10,077	1,692	41
Other	152,906	3,567	4,123	73,401	27,386	44,429
Total owner-occupied loans	668,554	8,517	46,717	359,834	91,018	162,468
Loans secured by nonfarm, nonresidential properties	$1,415,139	$24,628	$148,350	$756,457	$148,372	$337,332

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At December 31, 2013, Trustmark held “alt A” mortgages with an aggregate principal balance of $2.1 million (0.06% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

The following table provides information regarding Trustmark’s LHFI maturities by category at December 31, 2013:

LHFI Maturities by Category (1)
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Construction, land development and other land loans	$295,280	$258,533	$43,076	$596,889
Secured by 1-4 family residential properties	496,229	228,061	761,274	1,485,564
Other loans secured by real estate	544,469	862,837	197,195	1,604,501
Commercial and industrial	587,102	527,934	42,578	1,157,614
Consumer loans	52,612	108,741	3,955	165,308
Other loans	222,644	216,286	350,075	789,005
Total	$2,198,336	$2,202,392	$1,398,153	$5,798,881

(1) - Excludes Acquired Loans

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2013:

LHFI Maturities by Interest Rate Sensitivity (1)
($ in thousands)
	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total
Predetermined interest rates	$1,079,612	$1,270,534	$1,298,032	$3,648,178
Floating interest rates:
Loans which are at contractual floor	116,529	750,406	32,846	899,781
Loans which are free to float	1,002,195	181,452	67,275	1,250,922
Total floating interest rates	1,118,724	931,858	100,121	2,150,703
Total	$2,198,336	$2,202,392	$1,398,153	$5,798,881

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

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for each of the last five years:

Analysis of the Allowance for Loan Losses, LHFI
($ in thousands)	Years Ended December 31,
	2013	2012	2011	2010	2009

Balance at beginning of period	$78,738	$89,518	$93,510	$103,662	$94,922
LHFI charged off:
Construction, land development and other land loans	(1,441)	(3,480)	(16,399)	(31,135)	(41,939)
Loans secured by 1-4 family residential properties	(1,298)	(5,532)	(9,271)	(11,375)	(11,647)
Loans secured by nonfarm, nonresidential properties	(1,002)	(5,410)	(3,896)	(6,520)	(1,426)
Other loans secured by real estate	(910)	(1,601)	(1,082)	(1,365)	(137)
Commercial and industrial loans	(1,371)	(6,922)	(4,299)	(4,186)	(5,715)
Consumer loans	(2,425)	(3,082)	(5,629)	(10,234)	(15,759)
Other loans	(5,031)	(5,349)	(5,193)	(7,082)	(4,088)
Total charge-offs	(13,478)	(31,376)	(45,769)	(71,897)	(80,711)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	3,077	-	-	-	-
Loans secured by 1-4 family residential properties	427	435	447	417	555
Loans secured by nonfarm, nonresidential properties	225	-	-	-	-
Other loans secured by real estate	229	-	-	-	-
Commercial and industrial loans	2,298	3,916	2,703	2,245	2,935
Consumer loans	4,798	6,211	5,749	6,395	5,997
Other loans	3,555	3,268	3,174	3,142	2,852
Total recoveries	14,609	13,830	12,073	12,199	12,339
Net recoveries (charge-offs)	1,131	(17,546)	(33,696)	(59,698)	(68,372)
Provision for loan losses, LHFI	(13,421)	6,766	29,704	49,546	77,112
Balance at end of period	$66,448	$78,738	$89,518	$93,510	$103,662

Percentage of net (recoveries) charge-offs during period to average LHFI outstanding during the period	-0.02%	0.30%	0.56%	0.95%	1.01%

Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual LHFI considered impaired, estimated identified losses on various pools of LHFI and/or groups of risk rated LHFI with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.

Trustmark’s allowance for loan loss methodology is based on guidance provided in SAB No. 102 as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming LHFI; changes in levels and trends of net charge-offs; changes in interest rates and collateral, financial and underwriting exceptions; and loan facility risk.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance, please see Note 5 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI included in Item 8. – Financial Statements and Supplementary Data located elsewhere in this report.

At December 31, 2013, the allowance for loan losses, LHFI was $66.4 million, a decrease of $12.3 million when compared with December 31, 2012.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at December 31, 2013, was 190.70%, compared to 174.46% at December 31, 2012.  Allocation of Trustmark’s $66.4 million allowance for loan losses, LHFI represents 1.30% of commercial LHFI and 0.75% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.15% at December 31, 2013.  This compares with an allowance to total LHFI of 1.41% at December 31, 2012, which was allocated to commercial LHFI at 1.59% and to consumer and mortgage LHFI at 0.97%.

Recoveries exceeded charge-offs for 2013 resulting in a net recovery of $1.1 million, or -0.02% of average LHFI, compared to net charge-offs of $17.5 million, or 0.30% in 2012, and $33.7 million, or 0.56% in 2011.  During 2013, net recoveries for the Florida market region totaled $3.0 million, which were partially offset by net charge-offs in Trustmark’s other market regions.  The increase in recoveries can be primarily attributed to impaired LHFI paid off in excess of the book value, which is net of previous charge-downs.  The decrease in net charge-offs during 2012 can be primarily attributed to a slowing in the decline of property values in commercial developments of residential real estate along with a substantial reduction in auto finance charge-offs.  The net charge-offs exceeded the provisions for Mississippi and Tennessee during 2013 and for Florida and Mississippi during 2012 because a large portion of charge-offs had been fully reserved in prior periods.  An immaterial amount of net charge-offs for the Alabama market region were recorded in 2013 due primarily to overdrafts on deposit accounts acquired in the BancTrust merger.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

Net (Recoveries) Charge-Offs (1)
($ in thousands)	Years Ended December 31,
	2013	2012	2011
Alabama	$284	$-	$-
Florida	(3,047)	5,261	18,843
Mississippi (2)	769	7,602	8,355
Tennessee (3)	705	1,154	2,575
Texas	158	3,529	3,923
Total net (recoveries) charge-offs	$(1,131)	$17,546	$33,696

(1) - Excludes Acquired Loans
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged off.  Commercial purpose loans are charged off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted or an impairment evaluation indicates that a value adjustment is necessary.  Consumer loans secured by 1-4 family residential real estate are generally charged off or written down when the credit becomes severely delinquent, and the balance exceeds the fair value of the property less costs to sell.  Non-real estate consumer purpose loans, both secured and unsecured, are generally charged off in full during the month in which the loan becomes 120 days past due.  Credit card loans are generally charged off in full when the loan becomes 180 days past due.

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

Nonperforming assets, excluding acquired loans and covered other real estate, totaled $171.8 million at December 31, 2013, an increase of $11.2 million relative to December 31, 2012.  Collectively, total nonperforming assets to total nonacquired loans and noncovered other real estate at December 31, 2013 was 2.84% compared to 2.71% at December 31, 2012.

Nonperforming Assets (1)
($ in thousands)	December 31,
	2013	2012	2011	2010	2009
Nonaccrual LHFI
Alabama	$14	$-	$-	$-	$-
Florida	12,278	19,314	23,002	53,773	74,159
Mississippi (2)	42,307	38,960	46,746	39,803	31,050
Tennessee (3)	4,390	8,401	15,791	14,703	12,749
Texas	6,249	15,688	24,919	34,644	23,204
Total nonaccrual LHFI	65,238	82,363	110,458	142,923	141,162
Other real estate
Alabama	25,912	-	-	-	-
Florida	34,480	18,569	29,963	32,370	45,927
Mississippi (2)	22,766	27,771	19,483	24,181	22,373
Tennessee (3)	12,892	17,589	16,879	16,407	10,105
Texas	10,489	14,260	12,728	13,746	11,690
Total other real estate	106,539	78,189	79,053	86,704	90,095
Total nonperforming assets	$171,777	$160,552	$189,511	$229,627	$231,257

Nonperforming assets/total loans (including loans held for sale) and ORE	2.84%	2.71%	3.08%	3.64%	3.48%

Loans Past Due 90 days or more
LHFI	$3,298	$6,378	$4,230	$3,608	$8,901

LHFS - Guaranteed GNMA services loans (4)	$21,540	$43,073	$39,379	$15,777	$46,661
(1) - Excludes Acquired Loans and Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(4) - No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Total nonaccrual LHFI decreased $17.1 million during 2013 to $65.2 million, or 1.10% of total LHFI and LHFS, due primarily to improvements in the Texas, Florida and Tennessee market regions.  At December 31, 2012, nonaccrual LHFI were $82.4 million, or 1.41% of total LHFI and LHFS, a decrease of $28.1 million when compared to December 31, 2011.  The decrease during 2012 was due primarily to improvements in all of Trustmark’s key market regions.

The following table illustrates nonaccrual LHFI by loan type for the past five years:

Nonaccrual LHFI by Loan Type (1)
($ in thousands)
	December 31,
	2013	2012	2011	2010	2009
Construction, land development and other land loans	$13,327	$27,105	$40,413	$57,831	$81,805
Secured by 1-4 family residential properties	21,603	27,114	24,348	30,313	31,464
Secured by nonfarm, nonresidential properties	21,809	18,289	23,981	29,013	18,056
Other loans secured by real estate	1,327	3,956	5,871	6,154	2,097
Commercial and industrial	6,286	4,741	14,148	16,107	6,630
Consumer loans	151	360	825	2,112	973
Other loans	735	798	872	1,393	137
Total nonaccrual LHFI by type	$65,238	$82,363	$110,458	$142,923	$141,162

(1) - Excludes Acquired Loans

At December 31, 2013, total other real estate, excluding covered other real estate, was $106.5 million, an increase of $28.4 million when compared with December 31, 2012.  The BancTrust acquisition contributed $44.3 million ($25.9 million in the Alabama market region and $18.4 million in the Florida market region) of the increase in other real estate, excluding covered other real estate, during 2013.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, declined $16.0 million when compared with December 31, 2012.  The increase in nonfarm, nonresidential other real estate, excluding covered other real estate, during 2012 was primarily due to the foreclosure of three commercial properties in Mississippi which totaled $8.0 million.  The decline in construction, land development and other land properties and 1-4 family residential properties was primarily a result of other real estate properties sold or revalued during 2012.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the past five years:

Other Real Estate by Property Type (1)
($ in thousands)
	December 31,
	2013	2012	2011	2010	2009
Construction, land development and other land properties	$65,273	$46,957	$53,834	$61,963	$60,276
1-4 family residential properties	14,696	8,134	10,557	13,509	11,001
Nonfarm, nonresidential properties	26,433	22,760	13,883	9,820	7,285
Other real estate properties	137	338	779	1,412	11,533
Total other real estate, excluding covered other real estate	$106,539	$78,189	$79,053	$86,704	$90,095

(1) - Excludes Covered Other Real Estate

Write-downs of other real estate, excluding covered other real estate, decreased $242 thousand during 2013, compared to a decrease of $7.3 million and $3.3 million during 2012 and 2011, respectively.  The decrease in other real estate write-downs during 2013 was primarily the result of write-downs fully reserved in prior periods offset by a write-down on a property within the Tennessee market region during the second quarter of 2013 as well as $769 thousand of write-downs on and $1.1 million of reserve established for BancTrust other real estate  The decrease in other real estate write-downs during 2012 was a result of stabilizing property values and adequate reserves established in prior periods.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the past three years:

Write-downs of Other Real Estate by Region (1)
($ in thousands)
	Years Ended December 31,
	2013	2012	2011

Alabama	$1,076	$-	$-
Florida	907	3,048	5,651
Mississippi (2)	(103)	2,102	6,782
Tennessee (3)	3,756	517	(67)
Texas	725	936	1,490
Total write-downs of other real estate	$6,361	$6,603	$13,856

(1) - Excludes Covered Other Real Estate
(2) - Mississippi includes Central and Southern Mississippi Regions
(3) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following:

Acquired Loans
($ in thousands)
	December 31,
Covered loans:	2013	2012	2011
Loans secured by real estate:
Construction, land development and other land loans	$2,363	$3,924	$4,209
Secured by 1-4 family residential properties	16,416	23,990	31,874
Secured by nonfarm, nonresidential properties	10,945	18,407	30,889
Other real estate secured	2,644	3,567	5,126
Commercial and industrial loans	394	747	2,971
Consumer loans	119	177	290
Other loans	1,335	1,229	1,445
Acquired loans	34,216	52,041	76,804
Less allowance for loan losses, acquired loans	2,387	4,190	502
Net covered acquired loans	$31,829	$47,851	$76,302

Noncovered loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$98,928	$10,056	$-
Secured by 1-4 family residential properties	157,914	19,404	76
Secured by nonfarm, nonresidential properties	287,136	45,649	-
Other real estate secured	33,948	669	-
Commercial and industrial loans	149,495	3,035	69
Consumer loans	18,428	2,610	4,146
Other loans	24,141	100	72
Acquired loans	769,990	81,523	4,363
Less allowance for loan losses, acquired loans	7,249	1,885	-
Net noncovered acquired loans	$762,741	$79,638	$4,363

(1) Acquired noncovered loans were reported in LHFI at December 31, 2011.

Loans acquired through business combinations were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in business combinations as acquired impaired loans under FASB ASC Topic 310-30, except for acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of this guidance.  While not all loans acquired in business combinations exhibited evidence of significant credit deterioration, accounting for these acquired loans under ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  Acquired loans with revolving privileges and acquired commercial leases were accounted for in accordance with accounting requirements for acquired nonimpaired loans.

On February 15, 2013, Trustmark completed its merger with BancTrust.  Trustmark acquired $994.2 million of noncovered loans, including $153.9 million of revolving credit agreements and acquired commercial leases, at fair value, in the BancTrust acquisition.  During the second quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $524 thousand.   During the third quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $6.3 million.  The purchase price allocation was considered final as of December 31, 2013.

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Trustmark acquired $97.9 million of noncovered loans, including $5.9 million of revolving credit agreements, at fair value, in the Bay Bank acquisition, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  The purchase price allocation was finalized in the second quarter of 2012.

On April 15, 2011, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and essentially all of the assets of Heritage.  Loans comprise the majority of the assets acquired and $97.8 million, or 91% of total loans acquired, are subject to the loss-share agreement with the FDIC whereby TNB is indemnified against a portion of the losses on covered loans and covered other real estate. The loans acquired from Heritage that are covered by loss-share agreement are presented as acquired covered loans in the accompanying consolidated financial statements.  TNB acquired $3.8 million of revolving credit agreements, at fair value, in the Heritage acquisition, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented:

Acquired Loans Carrying Value
($ in thousands)

	Covered		Noncovered (1)
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (2)	Impaired	Not ASC 310-30 (2)
Carrying value, net at January 1, 2011	$-	$-	$-	$-
Loans acquired	93,940	3,830	9,468	176
Accretion to interest income	4,347	543	349	4
Payments received, net (3)	(25,764)	(202)	(5,076)	(47)
Other	110	-	(391)	(120)
Less allowance for loan losses, acquired loans	(502)	-	-	-
Carrying value, net at December 31, 2011	72,131	4,171	4,350	13
Loans acquired	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (4)	-	-	790,335	153,900
Accretion to interest income	5,150	159	35,538	2,628
Payments received, net	(18,976)	(819)	(229,618)	(39,281)
Other	(3,202)	(137)	(24,177)	(858)
Less allowance for loan losses, acquired loans	1,803	-	(5,364)	-
Carrying value, net at December 31, 2013	$30,166	$1,663	$639,656	$123,085

(1)	Acquired noncovered loans were reported in LHFI at December 31, 2011.
(2)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(3)	Includes $4.3 million for loan recoveries and an adjustment to payments recorded for covered acquired impaired loans, which was reported as "Changes in expected cash flows" at December 31, 2011.
(4)	Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property for the past three years:

Covered Other Real Estate by Property Type
($ in thousands)
	December 31,
	2013	2012	2011
Construction, land development and other land properties	$733	$1,284	$1,304
1-4 family residential properties	1,981	1,306	889
Nonfarm, nonresidential properties	2,394	3,151	4,022
Other real estate properties	-	-	116
Total covered other real estate	$5,108	$5,741	$6,331

The following table illustrates changes and gains, net on covered other real estate for the past three years:

Change in Covered Other Real Estate
($ in thousands)
	December 31,
	2013	2012	2011
Balance at January 1,	$5,741	$6,331	$-
Covered other real estate acquired	-	-	7,485
Transfers from covered loans	1,934	1,424	632
FASB ASC 310-30 adjustment for the residual recorded investment	(345)	(112)	(264)
Net transfers from covered loans	1,589	1,312	368
Disposals	(1,442)	(1,631)	(1,489)
Write-downs	(780)	(271)	(33)
Balance at December 31,	$5,108	$5,741	$6,331

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$119	$485	$286

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans of Heritage as required by FASB ASC Topic 310-30.  For 2013, 2012 and 2011, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Under ASU 2012-06, write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Based on this guidance as well as improvements in the expected cash flows and lower loss expectations during the year for acquired covered loans that remain outstanding, other noninterest income for 2013 included $2.5 million of amortization of the FDIC indemnification asset.  During 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $3.4 million, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Other noninterest income included a reduction of the FDIC indemnification asset of $3.7 million in 2012 and $4.2 million in 2011, as a result of loan pay-offs, improved cash flow projections and lower loss expectations for loan pools of acquired covered loans.

The following table illustrates changes in the FDIC indemnification asset for the each of the last three years:

FDIC Indemnification Asset
($ in thousands)
	2013	2012	2011
Balance at January 1	$21,774	$28,348	$-
Additions from acquisition	-	-	33,333
(Amortization) / Accretion	(2,469)	245	185
Transfers to FDIC claims	(851)	(2,544)	(986)
Change in expected cash flows	(3,472)	(3,761)	(4,157)
Change in FDIC true-up provision	(635)	(514)	(27)
Balance at December 31	$14,347	$21,774	$28,348

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.5 million and $1.1 million at December 31, 2013 and 2012, respectively.

Other Earning Assets

Average federal funds sold and securities purchased under reverse repurchase agreements were $8.4 million at December 31, 2013, an increase of $836 thousand, or 11.1%, when compared with December 31, 2012.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Average other earning assets totaled $34.9 million at December 31, 2013, compared with $31.7 million at December 31, 2012, an increase of $3.3 million, or 10.3%, of which $1.1 million was attributable to the BancTrust acquisition.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposits are its primary source of funding and consists of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.860 billion at December 31, 2013, compared with $7.897 billion at December 31, 2012, an increase of $1.963 billion, or 24.9%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $409.3 million and $1.554 billion, respectively.  The BancTrust acquisition contributed $323.5 million of noninterest-bearing deposits and $1.309 billion of interest-bearing deposits at December 31, 2013.  As previously discussed, Trustmark assumed deposit accounts and purchased two physical branches from SOUTHBank in Oxford, Mississippi on July 26, 2013.  The Oxford branches contributed $2.5 million of noninterest-bearing deposits and $31.1 million of interest-bearing deposits at December 31, 2013.  Excluding BancTrust and the Oxford branches, deposit growth was driven by an increase in both noninterest-bearing and interest-bearing deposits of $83.3 million and $213.7 million, respectively.  The increase in interest-bearing deposits resulted primarily from increases in public deposits and growth in money market accounts, which was partially offset by the elimination of Eurodollar deposits.  For additional information on Eurodollar deposits, please see “Liquidity” located elsewhere in this report.  Additionally, time deposit account balances, excluding BancTrust and the Oxford branches, declined by $155.1 million as Trustmark continued its efforts to reduce high-cost deposit balances.  A portion of the decline in time deposit balances was offset by growth in money market balances due to customer preference for liquidity in today’s interest rate environment.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and GNMA optional repurchase loans.  Short-term borrowings totaled $318.0 million at December 31, 2013, a decrease of $57.8 million, when compared with $375.7 million at December 31, 2012.  Of these amounts, $251.6 million and $285.1 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The decrease in short-term borrowings resulted primarily from decreases in federal funds purchased and GNMA optional repurchase loans of $72.4 million and $21.7 million, respectively, which was partially offset by an increase of $35.1 million in securities sold under repurchase agreements.  Trustmark exercised its option to repurchase delinquent loans serviced for GNMA during the first quarter of 2013.  These loans were subsequently sold to a third party under different repurchase provisions.  As a result of this repurchase and sale, the loans are no longer carried as LHFS with the offsetting amount in short-term borrowings.  For additional information, please see “Loans Held for Sale (LHFS)” included elsewhere in this report.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

Federal funds purchased and securities sold under repurchase agreements:	2013	2012	2011
Amount outstanding at end of period	$251,587	$288,829	$604,500
Weighted average interest rate at end of period	0.08%	0.10%	0.12%
Maximum amount outstanding at any month end during each period	$588,405	$713,975	$845,234
Average amount outstanding during each period	$326,870	$370,283	$507,925
Weighted average interest rate during each period	0.12%	0.16%	0.19%

Short-term borrowings:
Amount outstanding at end of period	$66,385	$86,920	$87,628
Weighted average interest rate at end of period	2.03%	1.42%	1.77%
Maximum amount outstanding at any month end during each period	$92,450	$93,162	$308,072
Average amount outstanding during each period	$60,381	$83,042	$142,984
Weighted average interest rate during each period	2.16%	1.45%	1.12%

Benefit Plans

Defined Benefit Plans

As disclosed in Note 15 – Defined Benefit and Other Postretirement Benefits included in Item 8 - Financial Statements and Supplementary Data, Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to 2007.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective during 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Associates will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a qualified pension plan (BancTrust Pension Plan), which was frozen prior to the acquisition date.  On January 28, 2014, Trustmark’s Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The Internal Revenue Service (IRS) will be asked to review the BancTrust Pension Plan’s tax qualification at its termination, and a determination request will be submitted to the IRS.  The Pension Benefit Guaranty Corporation (PBGC) will also review the BancTrust Pension Plan’s termination.  Plan assets of the BancTrust Pension Plan will continue to be held in trust until the termination distributions are made.

At December 31, 2013, the fair value of plan assets for Trustmark’s plans (Trustmark Capital Accumulation Plan and BancTrust Pension Plan) totaled $126.1 million and was exceeded by the projected benefit obligation of $129.0 million by $2.8 million.  Net periodic benefit cost equaled $5.4 million in 2013, compared with $3.7 million in 2012 and $3.2 million in 2011.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2013, 2012 and 2011, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.  Please refer to “Defined Benefit Plans” in the Critical Accounting Policies for additional information regarding the assumptions used by Management.

The acceptable range of contributions to the plans is determined each year by the plans’ actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plans’ funded status and return on plan assets as of the measurement date, which is December 31.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became effective.  Through MAP-21, Congress provides pension sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans.  Under MAP-21, instead of using a two-year average of these rates, plan sponsors determine required pension funding contributions based on a 25-year average of these rates with a cap and a floor.  For 2013, the cap was set at 115% and the floor was set at 85% of the 25-year average of these rates as of September 30, 2012, whereas for 2012, the cap was 110% and the floor was 90% of the 25-year average of these rates as of September 30, 2011.  As a result, for the plan years ended December 31, 2013 and 2012, Trustmark made minimum required contributions to the Trustmark Capital Accumulation Plan of $2.1 million and $1.5 million, respectively.  The increase of approximately $600 thousand in 2013 as compared to 2012 is primarily due to the change in MAP-21 interest rates, with the effective interest rate dropping from 6.82% in 2012 to 6.13% in 2013.  For the plan year ending December 31, 2014, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be $2.0 million; however, Management and the Board of Directors will monitor the plan throughout 2014 to determine any additional funding requirements by the plan’s measurement date.  No contributions were required for the BancTrust Pension Plan in 2013 and none are expected in 2014.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elect to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant’s covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a nonqualified supplemental retirement plan, which was frozen prior to the acquisition date.

At December 31, 2013, the accrued benefit obligation for the supplemental retirement plans equaled $52.5 million, while the net periodic benefit cost equaled $3.8 million in 2013, $3.9 million in 2012 and $3.6 million in 2011.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date, which is December 31. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2013, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” in Part II. Item 8. – Financial Statements and Supplementary Data – of this report, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At both December 31, 2013 and 2012, Trustmark had unused commitments to extend credit of $2.193 billion and $1.909 billion, respectively.  At December 31, 2013, unused commitments to extend credit due to the BancTrust acquisition were $202.3 million.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At December 31, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $142.6 million and $140.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years.  Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Trustmark is obligated under certain contractual arrangements.  The amount of the payments due under those obligations as of December 31, 2013 is shown in the table below:

Contractual Obligations
($ in thousands)

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,808,342	$360,561	$96,923	$9,578	$2,275,404
Securities sold under repurchase agreements	206,241	-	-	-	206,241
FHLB advances	2,062	7,107	155	1,196	10,520
Subordinated notes	-	49,904	-	-	49,904
Junior subordinated debt securities	-	-	-	61,856	61,856
Operating lease obligations	6,787	8,843	5,543	9,445	30,618
Total	$2,023,432	$426,415	$102,621	$82,075	$2,634,543

Capital Resources

At December 31, 2013, Trustmark’s total shareholders’ equity was $1.355 billion, an increase of $67.6 million from December 31, 2012.  During 2013, shareholders’ equity increased primarily as a result of net income of $117.1 million and the $53.5 million of common stock issued in the BancTrust acquisition, and was partially offset by common stock dividends of $62.3 million and accumulated other comprehensive loss, net of tax, of $47.1 million.  The decrease in accumulated other comprehensive loss for the 2013 was primarily due to $70.4 million of net unrealized losses on securities available for sale and transferred securities, net of tax.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  TNB aims to exceed the well-capitalized guidelines for regulatory capital.  As of December 31, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2013, which Management believes have affected Trustmark’s and TNB’s present classification.

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

Regulatory Capital Table
($ in thousands)
	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$340,115	3.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	336,499	3.00%	$560,831		5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/	a	n/	a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472		10.00%
Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683		6.00%
Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974		5.00%

Dividends on Common Stock

Dividends per common share for the years ended December 31, 2013, 2012 and 2011 were $0.92.  Trustmark’s dividend payout ratio for 2013, 2012 and 2011 was 52.6%, 50.8%, and 55.1%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2014 approximately $99.4 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2014 by Trustmark will be determined by Trustmark’s Board of Directors.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes federal funds purchased, FHLB advances, securities sold under repurchase agreements as well as the Federal Reserve Discount Window (Discount Window) and, on a limited basis as discussed below, brokered deposits to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.495 billion for 2013 and represented approximately 82.3% of average liabilities and shareholders’ equity when compared to average deposits of $7.859 billion, which represented 80.2% of average liabilities and shareholders’ equity for 2012.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At both December 31, 2013 and 2012, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $42.9 million.  At December 31, 2013, Trustmark had $50.0 million in term fixed-rate brokered CDs outstanding compared with $49.9 million at December 31, 2012.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.

At December 31, 2013, Trustmark had $18.3 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds receive 100% FDIC insurance as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At December 31, 2013, Trustmark had $20.0 million of upstream federal funds purchased, compared to $68.0 million at December 31, 2012.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided no advances at December 31, 2013 or December 31, 2012.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.768 billion at December 31, 2013.  In addition, at December 31, 2013, Trustmark had $10.5 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At December 31, 2013, Trustmark had approximately $670.0 million available in repurchase agreement capacity compared to $467.0 million at December 31, 2012.  The increase in the repurchase agreement capacity at December 31, 2013, was primarily due to the increase in Trustmark’s investment portfolio.

Another borrowing source is the Discount Window.  At December 31, 2013, Trustmark had approximately $931.6 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $798.2 million at December 31, 2012.  The increase in the Discount Window capacity at December 31, 2013 was primarily due to the increase in the commercial loan portfolio resulting from the BancTrust merger.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016. At December 31, 2013, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

During the third quarter of 2013, Management made the decision to discontinue offering the Eurodollar deposit option in anticipation of Trustmark surrendering its Class B banking license prior to the end of 2013, due primarily to economic and regulatory changes since the branch was established.  Trustmark was granted a Class B banking license from the Cayman Islands Monetary Authority in 2006, and subsequently established a branch in the Cayman Islands through an agent bank.  The branch was established as a mechanism to attract dollar denominated foreign deposits (i.e., Eurodollars) as an additional source of funding.  Trustmark’s Class B banking license was cancelled on December 16, 2013.  At December 31, 2013, Trustmark had no Eurodollar deposits outstanding, compared to $75.0 million in Eurodollar deposits outstanding at December 31, 2012.  The former Eurodollar deposits were transferred to other deposit options including repurchase agreements and money market deposit accounts.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2013, Trustmark has no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The forward sales contracts are derivative instruments designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $214.3 million at December 31, 2013, with a positive valuation adjustment of $2.0 million, compared to $497.2 million, with a positive valuation adjustment of $1.5 million as of December 31, 2012.  The decline during 2013 was due to declining mortgage loan refinancing activity, following an extended low mortgage rate environment.

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million. The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Trust throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, commencing on December 31, 2014, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during 2013. The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive (loss) income totaled $1.5 million at December 31, 2013.  Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $2 thousand will be reclassified as an increase to interest expense.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $3.7 million for 2013 compared with a net negative ineffectiveness of $3.4 million for 2012.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. As of December 31, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $355.9 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $508 thousand compared to $5.4 million as of December 31, 2012.  As of December 31, 2013, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. As of December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.7 million, compared to two risk participation agreements with an aggregate notional amount of $10.1 million at December 31, 2012. The fair values of these risk participation agreements were immaterial at December 31, 2013.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).”  Issued in January 2014, ASU 2014-01 permits reporting entities that invest in qualified affordable housing projects to elect to account for those investments using the “proportional amortization method” if certain conditions are met.  Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The decision to apply the proportional amortization method of accounting is an accounting policy decision and should be applied consistently to all qualifying affordable housing project investments.  ASU 2014-01 should be applied retrospectively to all periods presented and is effective for annual and interim reporting periods beginning after December 15, 2014.  Trustmark currently accounts for its tax credit investments utilizing the equity method of accounting and does not have a significant amount of investments in qualified affordable housing projects that qualify for the low income housing tax credit.  Management will review Trustmark’s investments in qualified affordable housing projects to determine if these investments meet the conditions required for using the proportional amortization method of accounting and make a decision regarding the accounting policy.  The adoption of ASU 2014-01 is not expected to have a significant impact to Trustmark’s consolidated financial statements.

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

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  As a result of the adoption of the amendments in ASU 2012-06 and improvements in the expected cash flows and lower loss expectations for active acquired covered loans during the year, other noninterest income for 2013 included $2.5 million of amortization of the FDIC indemnification asset.  The required disclosures are reported in Note 11 –FDIC Indemnification Asset of Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

A complete list of accounting policies recently adopted and pending accounting pronouncements is included in Note 1 – Significant Accounting Policies of Item 8 – Financial Statements and Supplementary Data found elsewhere in this report.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 3.1% and 0.5% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at December 31, 2013 and 2012, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at December 31, 2013, it is estimated net interest income may decrease by 4.5% compared to a 4.9% decrease at December 31, 2012.  At December 31, 2013 and 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at December 31, 2013 and 2012:

Interest Rate Exposure Analysis	Estimated Annual % Change
	in Net Interest Income
	2013	2012
Change in Interest Rates
+200 basis points	3.1%	0.5%
+100 basis points	1.3%	-0.1%
-100 basis points	-4.5%	-4.9%

As shown in the table above, the interest rate shocks for 2013 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2014 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of December 31, 2013 and 2012, the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 4.2% and 2.4%, respectively.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 2.5% at December 31, 2013, compared to a decline of 3.2% at December 31, 2012.  At December 31, 2013 and 2012, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various rate shifts would have on net portfolio value at December 31, 2013 and 2012:

Economic Value - at - Risk	Estimated % Change
	in Net Portfolio Value
	2013	2012
Change in Interest Rates
+200 basis points	4.2%	2.4%
+100 basis points	2.4%	2.1%
-100 basis points	-2.5%	-3.2%

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

At December 31, 2013, the MSR fair value was approximately $67.8 million, compared to $46.9 million at December 31, 2012.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at December 31, 2013, would be a decline in fair value of approximately $2.2 million and $2.4 million, respectively, compared to a decline in fair value of approximately $2.4 million and $1.2 million, respectively, at December 31, 2012.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi
February 24, 2014

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands except share data)

	December 31,
	2013	2012
Assets
Cash and due from banks (noninterest-bearing)	$345,761	$231,489
Federal funds sold and securities purchased under reverse repurchase agreements	7,253	7,046
Securities available for sale (at fair value)	2,194,154	2,657,745
Securities held to maturity (fair value: $1,150,833-2013; $46,888-2012)	1,168,728	42,188
Loans held for sale (LHFS)	149,169	257,986
Loans held for investment (LHFI)	5,798,881	5,592,754
Less allowance for loan losses, LHFI	66,448	78,738
Net LHFI	5,732,433	5,514,016
Acquired Loans:
Noncovered loans	769,990	81,523
Covered loans	34,216	52,041
Less allowance for loan losses, acquired loans	9,636	6,075
Net acquired loans	794,570	127,489
Net LHFI and acquired loans	6,527,003	5,641,505
Premises and equipment, net	207,283	154,841
Mortgage servicing rights	67,834	47,341
Goodwill	372,851	291,104
Identifiable intangible assets	41,990	17,306
Other real estate, excluding covered other real estate	106,539	78,189
Covered other real estate	5,108	5,741
FDIC indemnification asset	14,347	21,774
Other assets	582,363	374,412
Total Assets	$11,790,383	$9,828,667

Liabilities
Deposits:
Noninterest-bearing	$2,663,503	$2,254,211
Interest-bearing	7,196,399	5,642,306
Total deposits	9,859,902	7,896,517
Federal funds purchased and securities sold under repurchase agreements	251,587	288,829
Short-term borrowings	66,385	86,920
Long-term FHLB advances	8,458	-
Subordinated notes	49,904	49,871
Junior subordinated debt securities	61,856	61,856
Other liabilities	137,338	157,305
Total Liabilities	10,435,430	8,541,298

Commitments and Contingencies

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 67,372,980 shares - 2013; 64,820,414 shares - 2012	14,038	13,506
Capital surplus	349,680	285,905
Retained earnings	1,034,966	984,563
Accumulated other comprehensive (loss) income, net of tax	(43,731)	3,395
Total Shareholders' Equity	1,354,953	1,287,369
Total Liabilities and Shareholders' Equity	$11,790,383	$9,828,667

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
	Years Ended December 31,
	2013	2012	2011
Interest Income
Interest and fees on LHFI & LHFS	$258,550	$279,796	$299,816
Interest and fees on acquired loans	76,336	18,122	9,424
Interest on securities:
Taxable	72,818	66,950	75,843
Tax exempt	5,145	5,423	5,545
Interest on federal funds sold and securities purchased under reverse repurchase agreements	31	26	30
Other interest income	1,466	1,342	1,321
Total Interest Income	414,346	371,659	391,979
Interest Expense
Interest on deposits	19,718	24,604	36,294
Interest on federal funds purchased and securities sold under repurchase agreements	379	588	965
Other interest expense	5,762	5,477	5,777
Total Interest Expense	25,859	30,669	43,036
Net Interest Income	388,487	340,990	348,943
Provision for loan losses, LHFI	(13,421)	6,766	29,704
Provision for loan losses, acquired loans	6,039	5,528	624
Net Interest Income After Provision for Loan Losses	395,869	328,696	318,615
Noninterest Income
Service charges on deposit accounts	51,576	50,351	51,707
Bank card and other fees	35,961	30,445	27,474
Mortgage banking, net	33,504	40,960	26,812
Insurance commissions	30,826	28,205	26,966
Wealth management	29,480	23,056	22,962
Other, net	(7,973)	1,113	3,853
Securities gains, net	485	1,059	80
Total Noninterest Income	173,859	175,189	159,854
Noninterest Expense
Salaries and employee benefits	221,727	190,519	178,556
Services and fees	53,904	46,751	43,858
Net occupancy - premises	25,961	20,267	20,254
Equipment expense	24,538	20,478	20,177
ORE/Foreclosure expense	15,039	11,165	16,293
FDIC assessment expense	9,001	6,502	7,984
Other expense	65,561	48,820	42,728
Total Noninterest Expense	415,731	344,502	329,850
Income Before Income Taxes	153,997	159,383	148,619
Income taxes	36,937	42,100	41,778
Net Income	$117,060	$117,283	$106,841

Earnings Per Common Share
Basic	$1.75	$1.81	$1.67
Diluted	$1.75	$1.81	$1.66

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
	Years Ended December 31,
	2013	2012	2011

Net income per consolidated statements of income	$117,060	$117,283	$106,841
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities and transferred securities:
Unrealized holding (losses) gains arising during the period	(41,456)	60	24,475
Less: adjustment for net gains realized in net income	(299)	(654)	(49)
Net unrealized holding loss on securities transferred to held to maturity	(28,642)	-	-
Pension and other postretirement benefit plans:
Net change in prior service costs	155	32	(591)
Net decrease (increase) in actuarial gains / losses	21,592	836	(9,288)
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	1,524	-	-
Other comprehensive (loss) income, net of tax	(47,126)	274	14,547
Comprehensive income	$69,934	$117,557	$121,388

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)
					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2011	63,917,591	$13,318	$256,675	$890,917	$(11,426)	$1,149,484
Net income per consolidated statements of income	-	-	-	106,841	-	106,841
Other comprehensive income	-	-	-	-	14,547	14,547
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(59,485)	-	(59,485)
Common stock issued, long-term incentive plan	224,907	46	5,560	(5,747)	-	(141)
Compensation expense, long-term incentive plan	-	-	3,791	-	-	3,791
Balance, December 31, 2011	64,142,498	13,364	266,026	932,526	3,121	1,215,037
Net income per consolidated statements of income	-	-	-	117,283	-	117,283
Other comprehensive income	-	-	-	-	274	274
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(59,961)	-	(59,961)
Common stock issued, long-term incentive plan	167,715	36	4,012	(5,285)	-	(1,237)
Common stock issued, business combination	510,201	106	11,894	-	-	12,000
Compensation expense, long-term incentive plan	-	-	3,973	-	-	3,973
Balance, December 31, 2012	64,820,414	13,506	285,905	984,563	3,395	1,287,369
Net income per consolidated statements of income	-	-	-	117,060	-	117,060
Other comprehensive loss	-	-	-	-	(47,126)	(47,126)
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(62,276)	-	(62,276)
Common stock issued, long-term incentive plan	307,696	64	7,149	(4,381)	-	2,832
Common stock issued, business combination	2,244,870	468	53,027	-	-	53,495
Compensation expense, long-term incentive plan	-	-	3,599	-	-	3,599
Balance, December 31, 2013	67,372,980	$14,038	$349,680	$1,034,966	$(43,731)	$1,354,953

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$117,060	$117,283	$106,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	(7,382)	12,294	30,328
Depreciation and amortization	37,153	29,275	25,273
Net amortization of securities	6,427	7,008	9,187
Securities gains, net	(485)	(1,059)	(80)
Gains on sales of loans, net	(26,422)	(33,918)	(11,952)
Bargain purchase gain on acquisitions	-	(3,635)	(7,456)
Deferred income tax provision (benefit)	21,163	(8,452)	(9,683)
Proceeds from sales of loans held for sale	1,383,967	1,849,712	981,349
Purchases and originations of loans held for sale	(1,270,460)	(1,856,293)	(1,003,803)
Originations and sales of mortgage servicing rights, net	(18,481)	(23,253)	(14,160)
Net (increase) decrease in other assets	(92,327)	(35,816)	34,423
Net (decrease) increase in other liabilities	(2,319)	16,482	2,609
Other operating activities, net	7,523	22,497	30,713
Net cash provided by operating activities	155,417	92,125	173,589

Investing Activities
Proceeds from calls and maturities of securities held to maturity	13,374	15,534	83,219
Proceeds from calls and maturities of securities available for sale	766,858	917,316	749,149
Proceeds from sales of securities available for sale	227,930	34,826	22,996
Purchases of securities held to maturity	(35,045)	-	-
Purchases of securities available for sale	(1,227,860)	(1,122,480)	(1,026,936)
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(207)	2,212	3,515
Net decrease in loans	18,266	250,508	141,988
Purchases of premises and equipment	(15,989)	(17,172)	(12,184)
Proceeds from sales of premises and equipment	4,168	4	537
Proceeds from sales of other real estate	46,267	34,992	54,104
Net cash received in business combination	89,037	78,151	78,896
Net cash (used in) provided by investing activities	(113,201)	193,891	95,284

Financing Activities
Net increase in deposits	223,131	121,358	317,447
Net decrease in federal funds purchased and securities sold under repurchase agreements	(37,242)	(315,671)	(95,638)
Net decrease in short-term borrowings	(20,858)	(1,641)	(389,666)
Payments on long-term FHLB advances	(531)	-	(309)
Redemption of junior subordinated debt securities	(33,000)	-	-
Common stock dividends	(62,276)	(59,961)	(59,485)
Common stock issued-net, long-term incentive plan	3,640	(1,318)	(595)
Excess tax (expense) benefit from stock-based compensation arrangements	(808)	81	454
Net cash provided by (used in) financing activities	72,056	(257,152)	(227,792)

Increase in cash and cash equivalents	114,272	28,864	41,081
Cash and cash equivalents at beginning of year	231,489	202,625	161,544
Cash and cash equivalents at end of year	$345,761	$231,489	$202,625

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 208 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2014 actual conditions could vary from those anticipated, which could affect our results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from acquired loans and the Federal Deposit Insurance Corporation (FDIC) indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

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

Securities transferred from the available for sale category to the held to maturity category are recorded at fair value at the date of transfer.  Unrealized holding gains or losses associated with the transfer of securities from available for sale to held to maturity are included in the balance of accumulated other comprehensive income (loss) in the consolidated balance sheets.  These unrealized holding gains or losses are amortized over the remaining life of the security as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

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

Past due LHFI are loans contractually past due 30 days or more as to principal or interest payments.  A LHFI is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due on commercial credits and 120 days past due on non-business purpose credits.  In addition, a credit may be placed on nonaccrual at any other time Management has serious doubts about further collectibility of principal or interest according to the contractual terms, even though the loan is currently performing.  A LHFI may remain in accrual status if it is in the process of collection and well secured.  When a LHFI is placed in nonaccrual status, unpaid interest is reversed against interest income.  Interest received on nonaccrual LHFI is applied against principal.  LHFI are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a LHFI is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All classes of commercial LHFI of $500,000 or more, which are classified as nonaccrual, are identified for impairment analysis.  Interest payments on impaired LHFI are applied to principal.  The policy for recognizing income on impaired LHFI is consistent with the nonaccrual policy.  Impaired LHFI, or portions thereof, are charged off when deemed uncollectible.

Commercial purpose LHFI are charged off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted.  Consumer LHFI secured by 1-4 family residential real estate are generally charged off or written down to the fair value of the collateral less cost to sell at no later than 180 days of delinquency.  Non-real estate consumer purpose LHFI, including both secured and unsecured loans, are generally charged off by 120 days of delinquency.  Consumer revolving lines of credit and credit card debt are generally charged off on or prior to 180 days of delinquency.

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

Trustmark's allowance methodology is based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance.  The allowance for loan losses, LHFI consists of three components: (i) a historical valuation allowance determined in accordance with FASB ASC Topic 450, "Contingencies," based on historical loan loss experience for LHFI with similar characteristics and trends, (ii) a specific valuation allowance determined in accordance with FASB ASC Topic 310 "Receivables," based on probable losses on specific LHFI, and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions, and judgments as described below.

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

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI.  Factors considered include the following within Trustmark's five key market regions:  the experience, ability, and effectiveness of Trustmark's lending management and staff; adherence to Trustmark's loans policies, procedures, and internal controls; the volume of exceptions relating to collateral, underwriting and financial documentation; credit concentrations; recent performance trends; loan facility risk, which embodies the nature, frequency and duration of the repayment structure as it pertains to the actual source of loan repayment; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results incorporated into qualitative factor allocation matrices which are used to establish an appropriate allowance.

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting.  The acquired loans are recorded at their estimated fair values at the time of acquisition.  Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 are referred to as “acquired impaired loans.” Revolving credit agreements, such as home equity lines and commercial leases, are excluded from acquired impaired loan accounting requirements.

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.

Trustmark aggregates certain acquired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired loans, loans are first categorized by similar purpose, collateral and geographic region.  Within each category, loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by Trustmark.  For consumer loans, the risk determinants include delinquency, delinquency history and FICO scores.  Statistical comparison of the pools reflect that each pool is comprised of loans generally of similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of Trustmark's expected cash flows from the loans.  An acquired loan is removed from a pool of loans only if the loan is sold, foreclosed, or payment is received in full satisfaction of the loan.  The acquired loan is removed from the pool at the carrying value.  If an individual acquired loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized as a gain or loss immediately in interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired loans are not pooled and are accounted for individually.  Such loans are withheld from pools due to the inherent uncertainty of the timing and amount of their cash flows or because they are not a suitable similar constituent to the established pools.

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge to income through the provision for loan losses, acquired loans and the establishment of an allowance for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income prospectively over the remaining life of the acquired impaired loans.  The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

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

Covered Loans

Loans acquired in a FDIC-assisted transaction and covered under loss-share agreements are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  Covered loans are recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the FDIC.

FDIC Indemnification Asset

Trustmark has elected to account for amounts receivable under a loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.”  A FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.  The difference between the present value at the acquisition date and the undiscounted cash flows Trustmark expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  Pursuant to the provisions of the loss-share agreement, the FDIC indemnification asset is presented net of any true-up provision due to the FDIC at the termination of the loss-share agreement.  Please refer to Note 2 – Business Combinations for additional information regarding the FDIC true-up provision under the loss-share agreement.

The FDIC indemnification asset is reduced as expected losses on covered loans and covered other real estate decline or as loss-share claims are submitted to the FDIC.  The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in the cash flows of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in the cash flows of the covered loans and covered other real estate under those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

Trustmark has accounted for the FDIC indemnification asset using the “collectibility method,” which recognized write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of the acquired covered loans, pay-offs of acquired covered loans, sales of covered other real estate, or reductions in FDIC loss claims immediately in noninterest income.  Under ASU 2012-06, write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans will be amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  All other valuation changes of the FDIC indemnification asset (i.e., pay-offs of acquired covered loans, sales of covered other real estate, and reductions of FDIC loss claims) will continue to be accounted for under the “collectibility method.”  The amendments in ASU 2012-06 are effective prospectively for interim and annual periods beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  As a result of the adoption of the amendments in ASU 2012-06 and improvements in the expected cash flows and lower loss expectations for active acquired covered loans during the year, other noninterest income for 2013 included $2.5 million of amortization of the FDIC indemnification asset.

Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to ten years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2013, 2012 or 2011.

Mortgage Servicing Rights

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the mortgage servicing rights (MSR) when loans are sold and the associated servicing rights are retained.  Trustmark has elected to account for MSR at fair value.

The fair value of MSR is determined using discounted cash flow techniques benchmarked against third-party valuations.  Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates which are provided by a third-party firm.  Prepayment rates are projected using an industry standard prepayment model.  The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages.  Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

Trustmark economically hedges changes in fair value of the MSR attributable to interest rates.  See Note 1 – Significant Accounting Policies, “Derivative Financial Instruments – Derivatives not Designated as Hedging Instruments” for information regarding these derivative instruments.

Goodwill and Identifiable Intangible Assets

Trustmark accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other.”  Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, which is October 1 for Trustmark, or more often if events or circumstances indicate that there may be impairment.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability.  Trustmark’s identifiable intangible assets primarily relate to core deposits, insurance customer relationships and borrower relationships.  These intangibles, which have definite useful lives, are amortized on an accelerated basis over their estimated useful lives.  In addition, these intangibles are evaluated annually for impairment or whenever events and changes in circumstances indicate that the carrying amount should be reevaluated.  Trustmark also purchased banking charters in order to facilitate its entry into the states of Florida and Texas.  These identifiable intangible assets are being amortized on a straight-line method over 20 years.

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  Costs of operating and maintaining the properties as well as gains (losses) on their disposition are also included in ORE/Foreclosure expense as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

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

Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on an independent appraisal less estimated selling costs.  Any subsequent valuation adjustments due to declines in fair value are charged to ORE/Foreclosure expense and are mostly offset by other noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount.  Any recoveries of previous valuation adjustments are credited to ORE/Foreclosure expense with a corresponding charge to other noninterest income for the portion of the recovery that is due to the FDIC.

Federal Home Loan Bank and Federal Reserve Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), are carried at cost.  Trustmark’s investment in member bank stock is included in other assets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  At December 31, 2013 and 2012, Trustmark’s investment in member bank stock totaled $28.4 million and $25.6 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2013, 2012 and 2011.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized through the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2013 or 2012.

Wealth Management

Assets under administration held by Trustmark in a fiduciary or agency capacity for customers are not included in the consolidated balance sheets.  Investment management and trust income is recorded on a cash basis, which because of the regularity of the billing cycles, approximates the accrual method, in accordance with industry practice.

Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income and other comprehensive (loss) income in the accompanying consolidated statements of comprehensive income.

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

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on its junior subordinated debentures, with the objective of protecting the quarterly interest payments from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate for the five-year period beginning December 31, 2014 and ending December 31, 2019.  Any accumulated net after-tax gains related to effective cash flow hedges are included in accumulated other comprehensive (loss) income.  Once the interest rate swap contract becomes effective on December 31, 2014, any ineffective portion of the interest rate swap will be reclassified from accumulated other comprehensive (loss) income to interest expense in the consolidated statements of income for the relevant periods.

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

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2013	2012	2011
Income taxes paid	$14,520	$57,834	$37,604
Interest expense paid on deposits and borrowings	25,715	31,496	44,060
Noncash transfers from loans to foreclosed properties (1)	41,042	37,635	57,297
Assets acquired in business combination	1,845,543	234,960	207,243
Liabilities assumed in business combination	1,821,066	209,322	228,236

(1) Includes transfers from covered loans to foreclosed properties.

Per Share Data

Trustmark accounts for per share data in accordance with FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  Trustmark has determined that its outstanding unvested stock awards and deferred stock units are not participating securities.  Based on this determination, no change has been made to Trustmark’s current computation for basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.  The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011
Basic shares	66,897	64,659	64,066
Dilutive shares	176	192	195
Diluted shares	67,073	64,851	64,261

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2013	2012	2011

Weighted-average antidilutive stock awards	333	653	1,226

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04.  For Trustmark, the adoption of ASU 2014-04 will be change in presentation only for the newly required disclosures and is not expect to have a significant impact to Trustmark’s consolidated financial statements.

ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).”  Issued in January 2014, ASU 2014-01 permits reporting entities that invest in qualified affordable housing projects to elect to account for those investments using the “proportional amortization method” if certain conditions are met.  Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The decision to apply the proportional amortization method of accounting is an accounting policy decision and should be applied consistently to all qualifying affordable housing project investments.  ASU 2014-01 should be applied retrospectively to all periods presented and is effective for annual and interim reporting periods beginning after December 15, 2014.  Trustmark currently accounts for its tax credit investments utilizing the equity method of accounting and does not have a significant amount of investments in qualified affordable housing projects that qualify for the low income housing tax credit.  Management will review Trustmark’s investments in qualified affordable housing projects to determine if these investments meet the conditions required for using the proportional amortization method of accounting and make a decision regarding the accounting policy.  The adoption of ASU 2014-01 is not expected to have a significant impact to Trustmark’s consolidated financial statements.

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

ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  Issued in February 2013, ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on net income line items only for those items that are reported in their entirety in net income in the period of reclassification.  For these items, entities are required to disclose the effect of the reclassification on each line item of net income that is affected by the reclassification adjustment.  For items that are not reclassified in their entirety into net income, an entity is required to add a cross-reference to the note that includes additional information about the effect of the reclassification.  For entities that only have reclassifications into net income in their entirety, this information may be presented either in the notes or parenthetically on the face of the statement that reports net income as long as the required information is reported in a single location.  Entities that have one or more reclassification items that are not presented in their entirety in net income in the period of reclassification must present this information in the notes to the financial statements.  ASU 2013-02 became effective for Trustmark’s financial statements on January 1, 2013, and the adoption did not have a significant impact to Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 18 – Shareholders’ Equity.

ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  Issued in January 2013, ASU 2013-01 clarifies that the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” applies to derivatives accounted for in accordance with FASB ASC Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreements.  ASU 2013-01 became effective for Trustmark’s financial statements on January 1, 2013, and the adoption did not have a significant impact to Trustmark’s consolidated financial statements.  The required disclosures are reported in Note 20 – Derivatives.

ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).”  Issued in October 2012, ASU 2012-06 addresses the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution.  The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets.  The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and, therefore, were effective for Trustmark’s consolidated financial statements as of January 1, 2013.  As a result of the adoption of the amendments in ASU 2012-06 and improvements in the expected cash flows and lower loss expectations for active acquired covered loans during the year, other noninterest income for 2013 included $2.5 million of amortization of the FDIC indemnification asset.  The required disclosures are reported in Note 11 –FDIC Indemnification Asset.

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

Note 2 – Business Combinations

Somerville Bank & Trust Company

On October 3, 2013, Trustmark National Bank (TNB), a subsidiary of Trustmark, received approval from the Office of the Comptroller of the Currency (OCC) to merge Somerville Bank & Trust Company (Somerville), also a subsidiary of Trustmark, with and into TNB, with TNB as the surviving entity in the merger.  Somerville, headquartered in Somerville, Tennessee, provides banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  TNB completed its merger with Somerville immediately following the close of business on December 31, 2013.  At December 31, 2013, Somerville had total assets of $219.6 million.  TNB and Somerville were both wholly owned subsidiaries of Trustmark; as such, the merger represented a business reorganization between affiliates under common control.

Oxford, Mississippi Branches

On July 26, 2013, TNB completed its acquisition of two branches of SOUTHBank, F.S.B. (SOUTHBank), located in Oxford, Mississippi.  As a result of this acquisition, TNB assumed deposit accounts of approximately $11.7 million in addition to purchasing the two physical branch offices.  The transaction was not material to Trustmark’s consolidated financial statements and was not considered a business combination in accordance with FASB ASC Topic 805.

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

Since the end of the first quarter of 2013, Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans, premises and equipment, net and other real estate.  These measurement period adjustments resulted in a decrease in acquired noncovered loans of $6.8 million, a decrease in premises and equipment, net of $627 thousand, a decrease in other real estate of $2.6 million, an increase in the deferred tax asset of $3.4 million, and an increase in goodwill of $6.3 million.  Trustmark also recorded an adjustment to transfer $1.6 million of acquired property from premises and equipment, net to other real estate.  These measurement period adjustments have been presented on a retrospective basis, consistent with applicable accounting guidance.  The purchase price allocation for the fair value of fixed assets and the valuation of the allowance on deferred tax assets was deemed preliminary as of December 31, 2013. During the first quarter of 2014, the purchase price allocation will be finalized and is not expected to have a significant impact to Trustmark’s consolidated financial statements.  The statement of assets purchased and liabilities assumed in the BancTrust acquisition is presented below at their adjusted estimated fair values as of the acquisition date of February 15, 2013 ($ in thousands):

Assets:
Cash and due from banks	$141,616
Securities available for sale	528,016
Loans held for sale	1,050
Acquired noncovered loans	944,235
Premises and equipment, net	54,952
Identifiable intangible assets	33,498
Other real estate	40,103
Other assets	102,073
Total Assets	1,845,543

Liabilities:
Deposits	1,740,254
Other borrowings	64,051
Other liabilities	16,761
Total Liabilities	1,821,066

Net identified assets acquired at fair value	24,477
Goodwill	81,597
Net assets acquired at fair value	$106,074

The excess of the consideration paid over the estimated fair value of the net assets acquired was $81.6 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represent the core deposit intangible at fair value at the acquisition date.  The core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years.

Loans, excluding LHFS, acquired from BancTrust were evaluated under a fair value process involving various degrees of deterioration in credit quality since origination, and also for those loans for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments.  These loans, with the exception of revolving credit agreements and leases, are referred to as acquired impaired loans and are accounted for in accordance with FASB ASC Topic 310-30.  Refer to Note 6 – Acquired Loans for further information on acquired loans.

The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013, and added revenue of $71.9 million and net income, excluding non-routine transaction expenses, of approximately $16.6 million through December 31, 2013.  Included in BancTrust’s net income through December 31, 2013 are recoveries on pay-offs of acquired loans of $7.2 million (after tax).  Included in noninterest expense during 2013 are non-routine BancTrust transaction expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).  Such operating results are not necessarily indicative of future operating results.

The following table presents the unaudited pro forma financial information as if the acquisition of BancTrust had occurred on January 1, 2012.  The unaudited pro forma information for the years ended December 31, 2013 and 2012 contains certain adjustments, including acquisition accounting fair value adjustments, amortization of the core deposit intangible and related income tax effects.  The non-routine transaction expenses related to the BancTrust acquisition incurred during the first three months of 2013 as well as potential cost savings from the acquisition are not reflected in the unaudited pro forma amounts.  The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been effected on the assumed date ($ in thousands except per share data).

	Pro Forma
	Years Ended December 31,
	2013	2012

Net Interest Income	$396,003	$410,443

Total Noninterest Income	175,722	188,064

Net Income	124,869	136,120

Pro Forma Earnings Per Common Share
Basic	$1.81	$2.03

Diluted	$1.80	$2.03

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

The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  Initially, Trustmark recognized a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain by $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank acquisition were finalized.  The gain of $3.6 million recognized by Trustmark was considered a gain from a bargain purchase under FASB ASC Topic 805 and was included in other noninterest income for 2012.  Included in noninterest expense for 2012 are non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and benefits; contract termination and other expenses of $1.9 million included in other expense).

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

The assets purchased and liabilities assumed for the Heritage acquisition have been accounted for under the acquisition method in accordance with FASB ASC Topic 805.  The assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the acquisition date.

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

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the FRB based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2013 and 2012 were $57.6 million and $47.7 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2013 and 2012 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$501	$1	$-	$502	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	129,653	1,125	(1,485)	129,293	-	-	-	-
Issued by U.S. Government sponsored agencies	40,681	19	(521)	40,179	100,159	-	(1,580)	98,579
Obligations of states and political subdivisions	165,810	6,243	(315)	171,738	65,987	2,806	(281)	68,512
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,099	459	(84)	14,474	9,433	142	(72)	9,503
Issued by FNMA and FHLMC	239,880	3,147	(1,909)	241,118	12,724	30	(162)	12,592
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,300,375	12,459	(22,093)	1,290,741	837,393	-	(15,072)	822,321
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	235,317	7,278	(423)	242,172	143,032	85	(3,791)	139,326
Asset-backed securities and structured financial products	62,689	1,248	-	63,937	-	-	-	-
Total	$2,189,005	$31,979	$(26,830)	$2,194,154	$1,168,728	$3,063	$(20,958)	$1,150,833

December 31, 2012
U.S. Government agency obligations
Issued by U.S. Government agencies	$10	$-	$-	$10	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	105,396	339	-	105,735	-	-	-	-
Obligations of states and political subdivisions	202,877	12,900	(16)	215,761	36,206	4,184	-	40,390
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	18,981	921	-	19,902	3,245	227	-	3,472
Issued by FNMA and FHLMC	201,493	7,071	-	208,564	572	52	-	624
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,436,812	29,574	(20)	1,466,366	-	-	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	380,514	19,420	(154)	399,780	2,165	237	-	2,402
Asset-backed securities and structured financial products	238,893	2,755	(21)	241,627	-	-	-	-
Total	$2,584,976	$72,980	$(211)	$2,657,745	$42,188	$4,700	$-	$46,888
During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2013, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive (loss) income in the accompanying balance sheet totaled approximately $46.4 million ($28.6 million, net of tax).

During the fourth quarter of 2013, Trustmark sold $135.6 million of Collateralized Loan Obligations (CLO) generating a net gain of $1.3 million. These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item in the table shown above.  This sale left Trustmark with a CLO balance of $25.8 million at December 31, 2013, which was subsequently sold in its entirety for a gain of $389 thousand in January 2014.

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2013	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,908	$(1,485)	$-	$-	$68,908	$(1,485)
Issued by U.S. Government sponsored agencies	138,478	(2,101)	-	-	138,478	(2,101)
Obligations of states and political subdivisions	55,963	(586)	796	(10)	56,759	(596)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,732	(155)	161	(1)	14,893	(156)
Issued by FNMA and FHLMC	118,466	(2,071)	-	-	118,466	(2,071)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,534,381	(36,750)	23,458	(415)	1,557,839	(37,165)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	177,412	(4,214)	-	-	177,412	(4,214)
Total	$2,108,340	$(47,362)	$24,415	$(426)	$2,132,755	$(47,788)

December 31, 2012
Obligations of states and political subdivisions	$5,878	$(16)	$-	$-	$5,878	$(16)
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	3,055	(20)	-	-	3,055	(20)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	-	-	16,339	(154)	16,339	(154)
Asset-backed securities and structured financial products	16,412	(21)	-	-	16,412	(21)
Total	$25,345	$(57)	$16,339	$(154)	$41,684	$(211)

The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2013. There were no other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2013	2012	2011
Proceeds from calls and sales of securities	$224,853	$38,364	$24,471
Gross realized gains	1,680	1,052	57
Gross realized (losses)	(1,195)	(2)	(11)

Held to Maturity
Proceeds from calls of securities	$-	$335	$3,645
Gross realized gains	-	9	34

Securities Pledged

Securities with a carrying value of $2.475 billion and $1.813 billion at December 31, 2013 and 2012, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  Of the amount pledged at December 31, 2013, $15.8 million was pledged to the Federal Reserve Discount Window to provide additional contingency funding capacity.  At year-end, these securities were not required to collateralize any borrowings from the FRB.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2013, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$8,958	$9,020	$1,936	$1,968
Due after one year through five years	152,654	156,970	12,949	13,943
Due after five years through ten years	104,057	106,288	134,997	135,186
Due after ten years	133,665	133,371	16,264	15,994
	399,334	405,649	166,146	167,091
Mortgage-backed securities	1,789,671	1,788,505	1,002,582	983,742
Total	$2,189,005	$2,194,154	$1,168,728	$1,150,833

Note 5 –Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At December 31, 2013 and 2012, LHFI consisted of the following ($ in thousands):

	2013	2012
Loans secured by real estate:
Construction, land development and other land loans	$596,889	$468,975
Secured by 1-4 family residential properties	1,485,564	1,497,480
Secured by nonfarm, nonresidential properties	1,415,139	1,410,264
Other	189,362	189,949
Commercial and industrial loans	1,157,614	1,169,513
Consumer loans	165,308	171,660
Other loans	789,005	684,913
LHFI	5,798,881	5,592,754
Less allowance for loan losses, LHFI	66,448	78,738
Net LHFI	$5,732,433	$5,514,016

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2013, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee, and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Related Party Loans

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2013 and 2012, total loans to these borrowers were $89.0 million and $91.7 million, respectively.  During 2013, $629.8 million of new loan advances were made, while repayments were $626.3 million, as well as decreases in loans due to changes in executive officers and directors of $6.2 million.

Nonaccrual/Impaired LHFI

At December 31, 2013 and 2012, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $65.2 million and $82.4 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not all specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the years in the three-year period ended December 31, 2013.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At December 31, 2013 and 2012, specifically evaluated impaired LHFI totaled $31.6 million and $40.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $2.2 million and $5.9 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $2.5 million and $13.1 million for 2013 and 2012, respectively.  Provision recapture on specifically evaluated impaired LHFI totaled $2.9 million for 2013, compared to provision expense of $1.1 million for 2012.  For 2011, charge-offs related to specifically evaluated impaired LHFI totaled $21.5 million while the provision expense charged to net income during the year for these loans totaled $7.5 million.

Fair value estimates for specifically evaluated impaired LHFI are derived from appraised values based on the current market value or as is value of the property, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the asset’s net realizable value is charged off.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

At December 31, 2013 and 2012, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $33.7 million and $41.8 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $3.0 million and $4.6 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at December 31, 2013 and 2012 ($ in thousands):

	December 31, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$13,327	$583,562	$596,889
Secured by 1-4 family residential properties	21,603	1,463,961	1,485,564
Secured by nonfarm, nonresidential properties	21,809	1,393,330	1,415,139
Other	1,327	188,035	189,362
Commercial and industrial loans	6,286	1,151,328	1,157,614
Consumer loans	151	165,157	165,308
Other loans	735	788,270	789,005
Total	$65,238	$5,733,643	$5,798,881

	December 31, 2012
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$27,105	$441,870	$468,975
Secured by 1-4 family residential properties	27,114	1,470,366	1,497,480
Secured by nonfarm, nonresidential properties	18,289	1,391,975	1,410,264
Other	3,956	185,993	189,949
Commercial and industrial loans	4,741	1,164,772	1,169,513
Consumer loans	360	171,300	171,660
Other loans	798	684,115	684,913
Total	$82,363	$5,510,391	$5,592,754

At December 31, 2013 and 2012, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	December 31, 2013
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land loans	$24,350	$9,817	$3,510	$13,327	$989	$20,216
Secured by 1-4 family residential properties	26,541	3,095	18,508	21,603	191	24,359
Secured by nonfarm, nonresidential properties	24,879	10,225	11,584	21,809	2,307	20,049
Other	1,375	-	1,327	1,327	122	2,641
Commercial and industrial loans	8,702	2,506	3,780	6,286	1,253	5,513
Consumer loans	286	-	151	151	2	255
Other loans	849	-	735	735	317	767
Total	$86,982	$25,643	$39,595	$65,238	$5,181	$73,800

	December 31, 2012
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land loans	$46,558	$9,571	$17,534	$27,105	$4,992	$33,759
Secured by 1-4 family residential properties	35,155	2,533	24,581	27,114	1,469	25,731
Secured by nonfarm, nonresidential properties	23,337	8,184	10,105	18,289	2,296	21,135
Other	6,036	566	3,390	3,956	760	4,914
Commercial and industrial loans	7,251	2,336	2,405	4,741	640	9,444
Consumer loans	624	-	360	360	5	592
Other loans	857	-	798	798	342	835
Total	$119,818	$23,190	$59,173	$82,363	$10,504	$96,410

A troubled debt restructuring (TDR) occurs when a borrower is experiencing financial difficulties, and for related economic or legal reasons, a concession is granted to the borrower that Trustmark would not otherwise consider.  Whatever the form of concession that might be granted by Trustmark, Management’s objective is to enhance collectibility if the full repayment according to the terms of the loan is deemed to be unlikely, for example by obtaining more cash or other value from the borrower or by increasing the probability of receipt by granting the concession than by not granting it.  Other concessions may arise from court proceedings or may be imposed by law.  In addition, TDRs also include those credits that are extended or renewed to a borrower who is not able to obtain funds from sources other than Trustmark at a market interest rate for new debt with similar risk.

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

At December 31, 2013, 2012 and 2011, LHFI classified as TDRs totaled $14.8 million, $24.3 million and $34.2 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $11.1 million, $21.6 million and $34.2 million, respectively.  The remaining TDRs at December 31, 2013, 2012 and 2011 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.6 million at December 31, 2013, $4.3 million at December 31, 2012, and $4.5 million at December 31, 2011.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $816 thousand, $6.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table illustrates the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the years ended December 31, 2013, 2012 and 2011  ($ in thousands):

	Year Ended December 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	10	$498	$441
Secured by nonfarm, nonresidential properties	1	952	952
Commercial and industrial	2	944	937
Other loans	1	2,490	2,490
Total	14	$4,884	$4,820

	Year Ended December 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	12	$4,092	$4,092
Secured by 1-4 family residential properties	48	5,399	5,383
Secured by nonfarm, nonresidential properties	2	1,210	1,210
Other loans secured by real estate	1	199	199
Commercial and industrial	1	148	-
Total	64	$11,048	$10,884

	Year Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	26	$16,200	$13,984
Secured by 1-4 family residential properties	17	3,843	3,793
Commercial and industrial	2	11,997	11,503
Total	45	$32,040	$29,280

	Years Ended December 31,
	2013		2012		2011
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	-	$-	7	$1,881	5	$3,058
Secured by 1-4 family residential properties	5	345	16	1,469	1	179
Secured by nonfarm, nonresidential properties	-	-	1	862	-	-
Total	5	$345	24	$4,212	6	$3,237

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

At December 31, 2013, 2012 and 2011, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	December 31, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$6,247	$6,247
Secured by 1-4 family residential properties	1,320	4,201	5,521
Secured by nonfarm, nonresidential properties	-	2,292	2,292
Other loans secured by real estate	-	167	167
Commercial and industrial	-	549	549
Total Troubled Debt Restructurings by Type	$1,320	$13,456	$14,776

	December 31, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$233	$12,073	$12,306
Secured by 1-4 family residential properties	1,280	5,908	7,188
Secured by nonfarm, nonresidential properties	-	4,582	4,582
Other loans secured by real estate	-	197	197
Total Troubled Debt Restructurings by Type	$1,513	$22,760	$24,273

	December 31, 2011
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$241	$14,041	$14,282
Secured by 1-4 family residential properties	782	3,485	4,267
Secured by nonfarm, nonresidential properties	-	4,135	4,135
Commercial and industrial	-	11,503	11,503
Total Troubled Debt Restructurings by Type	$1,023	$33,164	$34,187

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

Commercial Credits

Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to delineate the level of risk across the ten unique credit risk grades.  Credit risk grade definitions are as follows:

•	Risk Rate (RR) 1 through RR 6 – Grades one through six represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance. Loans in these groups exhibit characteristics that represent low to moderate risk measured by using a variety of credit risk criteria such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan. In general, these loans are supported by properly margined collateral and guarantees of principal parties.

•	Other Assets Especially Mentioned (OAEM) - (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating. This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.
•	Substandard (RR 8) – a loan that has at least one identified weakness that is well defined. This rating is for credits where the primary sources of repayment are not viable at the time of evaluation or where either the capital or collateral is not adequate to support the loan and the secondary means of repayment do not provide a sufficient level of support to offset the identified weakness. Loss potential exists in the aggregate amount of substandard loans but does not necessarily exist in individual loans.
•	Doubtful (RR 9) – a loan with an identified weakness that does not have a valid secondary source of repayment. Generally these credits have an impaired primary source of repayment and secondary sources are not sufficient to prevent a loss in the credit. The exact amount of the loss has not been determined at this time.
•	Loss (RR 10) – a loan or a portion of a loan that is deemed to be uncollectible.

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

Each loan officer assesses the appropriateness of the internal risk rating assigned to their credits on an ongoing basis.  Trustmark’s Asset Review area conducts independent credit quality reviews of the majority of Trustmark’s commercial loan portfolio concentrations both on the underlying credit quality of each individual loan portfolio as well as the adherence to Trustmark’s loan policy and the loan administration process.  In general, Asset Review conducts reviews of each lending area within a six to eighteen month window depending on the overall credit quality results of the individual area.

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

Consumer Credits

Consumer LHFI that do not meet a minimum custom credit score are reviewed quarterly by Management.  The Retail Credit Review Committee reviews the volume and percentage of approvals that did not meet the minimum passing custom score by region, individual location, and officer.  To assure that Trustmark continues to originate quality loans, this process allows Management to make necessary changes such as revisions to underwriting procedures and credit policies, or changes in loan authority to Trustmark personnel.

Trustmark monitors the levels and severity of past due consumer LHFI on a daily basis through its collection activities.  A detailed assessment of consumer LHFI delinquencies is performed monthly at both a product and market level by delivery channel, which incorporates the perceived level of risk at time of underwriting.  Trustmark also monitors its consumer LHFI delinquency trends by comparing them to quarterly industry averages.

The table below illustrates the carrying amount of LHFI by credit quality indicator at December 31, 2013 and 2012 ($ in thousands):

	December 31, 2013
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$493,380	$4,383	$47,610	$318	$545,691
Secured by 1-4 family residential properties	119,640	479	7,839	110	128,068
Secured by nonfarm, nonresidential properties	1,313,470	12,620	87,203	399	1,413,692
Other	178,951	-	6,756	235	185,942
Commercial and industrial loans	1,099,429	18,771	37,209	2,187	1,157,596
Consumer loans	496	-	-	-	496
Other loans	777,395	60	4,126	669	782,250
	$3,982,761	$36,313	$190,743	$3,918	$4,213,735

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$50,850	$131	$-	$217	$51,198	$596,889
Secured by 1-4 family residential properties	1,327,624	8,937	2,996	17,939	1,357,496	1,485,564
Secured by nonfarm, nonresidential properties	1,439	8	-	-	1,447	1,415,139
Other	3,418	2	-	-	3,420	189,362
Commercial and industrial loans	13	5	-	-	18	1,157,614
Consumer loans	162,348	2,012	302	150	164,812	165,308
Other loans	6,755	-	-	-	6,755	789,005
	$1,552,447	$11,095	$3,298	$18,306	$1,585,146	$5,798,881

	December 31, 2012
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans	$335,179	$23,812	$63,832	$143	$422,966
Secured by 1-4 family residential properties	110,333	1,012	13,303	432	125,080
Secured by nonfarm, nonresidential properties	1,298,820	12,156	98,082	-	1,409,058
Other	178,790	444	5,768	-	185,002
Commercial and industrial loans	1,091,356	36,992	39,479	1,334	1,169,161
Consumer loans	404	-	-	-	404
Other loans	676,618	59	1,714	784	679,175
	$3,691,500	$74,475	$222,178	$2,693	$3,990,846

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$44,131	$1,109	$-	$769	$46,009	$468,975
Secured by 1-4 family residential properties	1,339,000	10,332	2,630	20,438	1,372,400	1,497,480
Secured by nonfarm, nonresidential properties	1,206	-	-	-	1,206	1,410,264
Other	4,746	150	-	51	4,947	189,949
Commercial and industrial loans	313	29	-	10	352	1,169,513
Consumer loans	167,131	3,481	285	359	171,256	171,660
Other loans	5,738	-	-	-	5,738	684,913
	$1,562,265	$15,101	$2,915	$21,627	$1,601,908	$5,592,754

Past Due LHFI and LHFS

LHFI past due 90 days or more totaled $3.3 million and $6.4 million at December 31, 2013 and 2012, respectively.  The following table provides an aging analysis of past due and nonaccrual LHFI by class at December 31, 2013 and 2012 ($ in thousands):

	December 31, 2013
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$923	$-	$923	$13,327	$582,639	$596,889
Secured by 1-4 family residential properties	9,437	2,996	12,433	21,603	1,451,528	1,485,564
Secured by nonfarm, nonresidential properties	2,044	-	2,044	21,809	1,391,286	1,415,139
Other	5	-	5	1,327	188,030	189,362
Commercial and industrial loans	1,007	-	1,007	6,286	1,150,321	1,157,614
Consumer loans	2,012	302	2,314	151	162,843	165,308
Other loans	17	-	17	735	788,253	789,005
Total	$15,445	$3,298	$18,743	$65,238	$5,714,900	$5,798,881

(1) - Past due 90 days or more but still accruing interest.

	December 31, 2012
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$4,957	$438	$5,395	$27,105	$436,475	$468,975
Secured by 1-4 family residential properties	12,626	3,131	15,757	27,114	1,454,609	1,497,480
Secured by nonfarm, nonresidential properties	9,460	-	9,460	18,289	1,382,515	1,410,264
Other	172	-	172	3,956	185,821	189,949
Commercial and industrial loans	4,317	2,525	6,842	4,741	1,157,930	1,169,513
Consumer loans	3,480	284	3,764	360	167,536	171,660
Other loans	181	-	181	798	683,934	684,913
Total	$35,193	$6,378	$41,571	$82,363	$5,468,820	$5,592,754

(1) - Past due 90 days or more but still accruing interest.

LHFS past due 90 days or more totaled $21.5 million and $43.1 million at December 31, 2013 and 2012, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in mortgage banking, net for 2013.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2012.

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

Each qualitative factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk), other than the last two factors, which are applied on a dollar-for-dollar basis to ensure that the combination of such factors is proportional. The resulting ratings from the individual factors are weighted and summed to establish the weighted-average qualitative factor of a specific loan portfolio within each key market region.  This weighted-average qualitative factor is then distributed over the nine primary loan pools within each key market region based on the ranking by risk of each.

During 2013, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI.  Trustmark incorporated a loan facility risk component to the existing qualitative risk valuation allowance.  Loan facility risk embodies the nature, frequency and duration of the repayment structure as it pertains to the actual source of loan repayment.  The underlying loan structure and nature of the credit either is risk neutral for standard structure or adds risk to the credit for any variance that represents additional credit risk from the standard structure.  If the facility structure adds additional credit risk, qualitative reserves are added to individual loans based on their respective commercial loan pools.  Factors considered in assigning facility risk would include whether the principal is amortizing or not amortizing, revolving or not revolving, the payment frequency and the duration of the payment structure.  An additional provision of approximately $1.6 million was recorded in 2013 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.

For each commercial loan portfolio, the loan facility risk factor’s percentage of the balances are summed and weighted based on commercial loan portfolio rankings.  This weighted-average facility factor is then distributed over the nine primary loan pools within each key market region based on the ranking by risk of each.

During 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The change in quantitative methodology allows Trustmark to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allows for a greater sensitivity to current trends such as economic and performance changes, which includes current loss profiles, and creates a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties are being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded in 2012 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

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

The resulting ratings from the individual factors are weighted and summed to establish the weighted-average qualitative factor of a specific loan portfolio.  This weighted-average qualitative factor is then applied over the six loan pools.

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	2013	2012	2011
Balance at January 1,	$78,738	$89,518	$93,510
Loans charged-off	(13,478)	(31,376)	(45,769)
Recoveries	14,609	13,830	12,073
Net recoveries (charge-offs)	1,131	(17,546)	(33,696)
Provision for loan losses, LHFI	(13,421)	6,766	29,704
Balance at December 31,	$66,448	$78,738	$89,518

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at December 31, 2013 and 2012, respectively ($ in thousands):

	2013
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land loans	$21,838	$(1,441)	$3,077	$(10,309)	$13,165
Secured by 1-4 family residential properties	12,957	(1,298)	427	(2,453)	9,633
Secured by nonfarm, nonresidential properties	21,096	(1,002)	225	(647)	19,672
Other	2,197	(910)	229	564	2,080
Commercial and industrial loans	14,319	(1,371)	2,298	276	15,522
Consumer loans	3,087	(2,425)	4,798	(3,055)	2,405
Other loans	3,244	(5,031)	3,555	2,203	3,971
Total allowance for loan losses, LHFI	$78,738	$(13,478)	$14,609	$(13,421)	$66,448

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$988	$12,177	$13,165
Secured by 1-4 family residential properties	191	9,442	9,633
Secured by nonfarm, nonresidential properties	2,307	17,365	19,672
Other	123	1,957	2,080
Commercial and industrial loans	1,253	14,269	15,522
Consumer loans	2	2,403	2,405
Other loans	317	3,654	3,971
Total allowance for loan losses, LHFI	$5,181	$61,267	$66,448

	2012
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land loans	$27,220	$(3,480)	$-	$(1,902)	$21,838
Secured by 1-4 family residential properties	12,650	(5,532)	435	5,404	12,957
Secured by nonfarm, nonresidential properties	24,358	(5,410)	-	2,148	21,096
Other	3,079	(1,601)	-	719	2,197
Commercial and industrial loans	15,868	(6,922)	3,916	1,457	14,319
Consumer loans	3,656	(3,082)	6,211	(3,698)	3,087
Other loans	2,687	(5,349)	3,268	2,638	3,244
Total allowance for loan losses, LHFI	$89,518	$(31,376)	$13,830	$6,766	$78,738

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,992	$16,846	$21,838
Secured by 1-4 family residential properties	1,469	11,488	12,957
Secured by nonfarm, nonresidential properties	2,296	18,800	21,096
Other	760	1,437	2,197
Commercial and industrial loans	640	13,679	14,319
Consumer loans	5	3,082	3,087
Other loans	342	2,902	3,244
Total allowance for loan losses, LHFI	$10,504	$68,234	$78,738

Note 6 – Acquired Loans

At December 31, 2013 and 2012, acquired loans consisted of the following ($ in thousands):

	December 31, 2013		December 31, 2012
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$2,363	$98,928	$3,924	$10,056
Secured by 1-4 family residential properties	16,416	157,914	23,990	19,404
Secured by nonfarm, nonresidential properties	10,945	287,136	18,407	45,649
Other	2,644	33,948	3,567	669
Commercial and industrial loans	394	149,495	747	3,035
Consumer loans	119	18,428	177	2,610
Other loans	1,335	24,141	1,229	100
Acquired loans	34,216	769,990	52,041	81,523
Less allowance for loan losses, acquired loans	2,387	7,249	4,190	1,885
Net acquired loans	$31,829	$762,741	$47,851	$79,638

On February 15, 2013, Trustmark completed its merger with BancTrust.  Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $153.9 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under FASB ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  During the second and third quarters of 2013, Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans totaling $6.8 million.   The purchase price allocation was considered final as of December 31, 2013.

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

The following table presents the fair value of loans acquired as of the date of the Bay Bank acquisition ($ in thousands):

At acquisition date:	March 16, 2012
Contractually required principal and interest	$134,615
Nonaccretable difference	20,161
Cash flows expected to be collected	114,454
Accretable yield	15,538
FASB ASC Topic 310-20 discount	1,002
Fair value of loans at acquisition	$97,914

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2012	$72,131	$4,171	$4,350	$13
Loans acquired (2)	-	-	91,987	5,927
Accretion to interest income	8,031	367	4,138	161
Payments received, net	(27,496)	(2,107)	(24,330)	868
Other	(3,085)	29	(1,318)	(273)
Less allowance for loan losses, acquired loans	(4,190)	-	(1,885)	-
Carrying value, net at December 31, 2012	45,391	2,460	72,942	6,696
Loans acquired (3)	-	-	790,335	153,900
Accretion to interest income	5,150	159	35,538	2,628
Payments received, net	(18,976)	(819)	(229,618)	(39,281)
Other	(3,202)	(137)	(24,177)	(858)
Less allowance for loan losses, acquired loans	1,803	-	(5,364)	-
Carrying value, net at December 31, 2013	$30,166	$1,663	$639,656	$123,085

(1) Acquired nonimpaired loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Fair value of loans acquired from Bay Bank on March 16, 2012.
(3) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

The following table presents changes in the accretable yield for the years ended December 31, 2013 and 2012 ($ in thousands):

	Years Ended December 31,
	2013	2012
Accretable yield at January 1, (1)	$(26,383)	$(17,653)
Additions due to acquisition (2)	(98,394)	(15,538)
Accretion to interest income	40,688	12,169
Disposals	18,438	3,757
Reclassification to / (from) nonaccretable difference (3)	(43,355)	(9,118)
Accretable yield at December 31,	$(109,006)	$(26,383)

(1)	Accretable yield at January 1, 2012, includes $777 thousand of accretable yield for noncovered loans acquired from Heritage and accounted for under FASB ASC Topic 310-30.
(2)	Accretable yield on loans acquired from BancTrust on February 15, 2013 and Bay Bank on March 16, 2012.
(3)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cashflows.

The following table presents the components of the allowance for loan losses on acquired impaired loans for the years ended December 31, 2013 and 2012 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2013	$4,190	$1,885	$6,075
Provision for loan losses, acquired loans	(1,328)	7,367	6,039
Loans charged-off	(460)	(3,634)	(4,094)
Recoveries	(15)	1,631	1,616
Net charge-offs	(475)	(2,003)	(2,478)
Balance at December 31, 2013	$2,387	$7,249	$9,636

	Covered	Noncovered	Total
Balance at January 1, 2012	$502	$-	$502
Provision for loan losses, acquired loans	3,612	1,916	5,528
Loans charged-off	(81)	(290)	(371)
Recoveries	157	259	416
Net recoveries (charge-offs)	76	(31)	45
Balance at December 31, 2012	$4,190	$1,885	$6,075

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at December 31, 2013 and 2012 ($ in thousands):

	December 31, 2013
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$228	$-	$1,126	$771	$2,125
Secured by 1-4 family residential properties	1,629	430	1,798	-	3,857
Secured by nonfarm, nonresidential properties	5,446	109	4,723	-	10,278
Other	832	134	717	2	1,685
Commercial and industrial loans	254	28	112	-	394
Consumer loans	-	-	-	-	-
Other loans	271	-	414	646	1,331
Total covered loans	8,660	701	8,890	1,419	19,670

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	39,075	2,506	42,486	8,445	92,512
Secured by 1-4 family residential properties	33,810	2,983	17,422	538	54,753
Secured by nonfarm, nonresidential properties	184,594	9,027	88,952	4,563	287,136
Other	28,156	1,437	4,071	184	33,848
Commercial and industrial loans	116,818	2,248	24,084	6,039	149,189
Consumer loans	21	-	-	-	21
Other loans	21,881	-	882	1,306	24,069
Total noncovered loans	424,355	18,201	177,897	21,075	641,528
Total acquired loans	$433,015	$18,902	$186,787	$22,494	$661,198

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$133	$77	$28	$-	$238	$2,363
Secured by 1-4 family residential properties	11,179	428	952	-	12,559	16,416
Secured by nonfarm, nonresidential properties	495	-	172	-	667	10,945
Other	617	342	-	-	959	2,644
Commercial and industrial loans	-	-	-	-	-	394
Consumer loans	119	-	-	-	119	119
Other loans	4	-	-	-	4	1,335
Total covered loans	12,547	847	1,152	-	14,546	34,216

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	5,813	108	495	-	6,416	98,928
Secured by 1-4 family residential properties	95,987	3,599	3,466	109	103,161	157,914
Secured by nonfarm, nonresidential properties	-	-	-	-	-	287,136
Other	100	-	-	-	100	33,948
Commercial and industrial loans	306	-	-	-	306	149,495
Consumer loans	18,076	239	92	-	18,407	18,428
Other loans	72	-	-	-	72	24,141
Total noncovered loans	120,354	3,946	4,053	109	128,462	769,990
Total acquired loans	$132,901	$4,793	$5,205	$109	$143,008	$804,206

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.

	December 31, 2012
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$1,341	$18	$1,489	$744	$3,592
Secured by 1-4 family residential properties	3,128	810	2,940	85	6,963
Secured by nonfarm, nonresidential properties	5,857	1,052	9,839	798	17,546
Other	443	318	1,231	-	1,992
Commercial and industrial loans	82	458	207	-	747
Consumer loans	-	-	-	-	-
Other loans	245	-	345	535	1,125
Total covered loans	11,096	2,656	16,051	2,162	31,965

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	3,259	119	4,915	921	9,214
Secured by 1-4 family residential properties	7,325	-	3,708	23	11,056
Secured by nonfarm, nonresidential properties	22,453	3,596	18,682	831	45,562
Other	236	-	417	-	653
Commercial and industrial loans	2,853	89	93	-	3,035
Consumer loans	-	-	-	-	-
Other loans	86	-	-	-	86
Total noncovered loans	36,212	3,804	27,815	1,775	69,606
Total acquired loans	$47,308	$6,460	$43,866	$3,937	$101,571

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$306	$26	$-	$-	$332	$3,924
Secured by 1-4 family residential properties	14,311	1,028	1,650	38	17,027	23,990
Secured by nonfarm, nonresidential properties	692	169	-	-	861	18,407
Other	1,468	48	52	7	1,575	3,567
Commercial and industrial loans	-	-	-	-	-	747
Consumer loans	177	-	-	-	177	177
Other loans	104	-	-	-	104	1,229
Total covered loans	17,058	1,271	1,702	45	20,076	52,041

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	802	-	40	-	842	10,056
Secured by 1-4 family residential properties	7,715	357	215	61	8,348	19,404
Secured by nonfarm, nonresidential properties	87	-	-	-	87	45,649
Other	16	-	-	-	16	669
Commercial and industrial loans	-	-	-	-	-	3,035
Consumer loans	2,394	164	52	-	2,610	2,610
Other loans	14	-	-	-	14	100
Total noncovered loans	11,028	521	307	61	11,917	81,523
Total acquired loans	$28,086	$1,792	$2,009	$106	$31,993	$133,564
(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.

At December 31, 2013 and 2012, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At December 31, 2013, approximately $2.4 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.1 million of acquired loans at December 31, 2012.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at December 31, 2013 and 2012 ($ in thousands):

	December 31, 2013
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$87	$553	$640	$445	$1,278	$2,363
Secured by 1-4 family residential properties	873	1,142	2,015	-	14,401	16,416
Secured by nonfarm, nonresidential properties	1,905	793	2,698	-	8,247	10,945
Other	710	2	712	-	1,932	2,644
Commercial and industrial loans	13	-	13	41	340	394
Consumer loans	-	-	-	-	119	119
Other loans	-	646	646	-	689	1,335
Total covered loans	3,588	3,136	6,724	486	27,006	34,216

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	2,116	31,744	33,860	67	65,001	98,928
Secured by 1-4 family residential properties	5,067	7,589	12,656	116	145,142	157,914
Secured by nonfarm, nonresidential properties	7,978	15,421	23,399	461	263,276	287,136
Other	40	1,922	1,962	33	31,953	33,948
Commercial and industrial loans	743	3,387	4,130	1,170	144,195	149,495
Consumer loans	239	92	331	-	18,097	18,428
Other loans	-	153	153	20	23,968	24,141
Total noncovered loans	16,183	60,308	76,491	1,867	691,632	769,990
Total acquired loans	$19,771	$63,444	$83,215	$2,353	$718,638	$804,206

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
(2) - Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 7 – Premises and Equipment, Net

At December 31, 2013 and 2012, premises and equipment are summarized as follows ($ in thousands):

	2013	2012
Land	$58,132	$40,327
Buildings and leasehold improvements	199,976	163,638
Furniture and equipment	154,633	142,771
Total cost of premises and equipment	412,741	346,736
Less accumulated depreciation and amortization	205,458	191,895
Premises and equipment, net	$207,283	$154,841

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in MSR is detailed in the table below ($ in thousands):

	2013	2012
Balance at beginning of period	$47,341	$43,274
Origination of servicing assets	18,481	23,253
Change in fair value:
Due to market changes	11,818	(9,378)
Due to runoff	(9,806)	(9,808)
Balance at end of period	$67,834	$47,341

In the determination of the fair value of MSR at the date of securitization, certain key economic assumptions are made.  For instance, Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2013, the fair value of MSR included an assumed average prepayment speed of 9.72 CPR and an average discount rate of 10.52% compared to an assumed average prepayment speed of 16.98 CPR and an average discount rate of 10.71% at December 31, 2012.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2013, 2012 and 2011, Trustmark sold $1.358 billion, $1.816 billion and $969.4 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking and totaled $26.4 million in 2013, $33.9 million in 2012 and $12.0 million in 2011.  Trustmark receives annual servicing fee income approximating 0.34% of the outstanding balance of the underlying loans.  Trustmark's total mortgage loans serviced for others totaled $5.461 billion at December 31, 2013, compared with $5.158 billion at December 31, 2012.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and Federal Home Loan Mortgage Corporation (FHLMC) to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2005 through 2008 vintage mortgage loans and to government sponsored entity-guaranteed mortgage-backed securities.

The total mortgage loan servicing putback expenses incurred by Trustmark were $1.5 million during 2013, $8.0 million during 2012 and $5.1 million during 2011.  During 2012, Trustmark updated its quarterly analysis of mortgage loan putback exposure, which  resulted in Trustmark providing an additional reserve of approximately $4.0 million.  During November 2013, Trustmark finalized its agreement with FNMA (the "Resolution Agreement") to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  At December 31, 2013 and 2012, the reserve for mortgage loan servicing putback expenses totaled $1.1 million and $7.8 million, respectively.

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

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2013 and 2012 ($ in thousands).

	General
	Banking	Insurance	Total
Balance as of January 1, 2013 and 2012	$246,736	$44,368	$291,104
Goodwill from acquisitions during 2013	81,747	-	81,747
Balance as of December 31, 2013	$328,483	$44,368	$372,851

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  The Insurance segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  Trustmark performed an impairment test of goodwill of reporting units in both the General Banking and Insurance segments during 2013, 2012 and 2011, which indicated that no impairment charge was required.  Based on this analysis, Trustmark concluded that no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2013 and 2012, identifiable intangible assets consisted of the following ($ in thousands):

	2013			2012
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core deposit intangibles	$85,824	$46,437	$39,387	$52,327	$38,532	$13,795
Insurance intangibles	11,693	9,967	1,726	11,693	9,188	2,505
Banking charters	1,325	678	647	1,325	612	713
Borrower relationship intangible	690	460	230	690	397	293
Total	$99,532	$57,542	$41,990	$66,035	$48,729	$17,306

In 2013, 2012 and 2011, Trustmark recorded $8.8 million, $3.8 million and $3.1 million, respectively, of amortization of identifiable intangible assets.  Trustmark estimates that amortization expense for identifiable intangible assets will be $8.8 million in 2014, $7.6 million in 2015, $6.7 million in 2016, $5.7 million in 2017 and $4.8 million in 2018.  Fully amortized intangibles are excluded from the table above.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2013, 2012 or 2011.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets ($ in thousands):

	2013
		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years

Core deposit intangibles	$39,387	8.5
Insurance intangibles	1,726	5.5
Banking charters	647	9.7
Borrower relationship intangible	230	3.7
Total	$41,990	8.4

Note 10 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At December 31, 2013, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the years ended December 31, 2013, 2012 and 2011, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	2013	2012	2011
Balance at beginning of period	$78,189	$79,053	$86,704
Additions (1)	80,256	38,894	56,929
Disposals	(45,545)	(33,155)	(50,724)
Writedowns	(6,361)	(6,603)	(13,856)
Balance at end of period	$106,539	$78,189	$79,053

(Loss) gain, net on the sale of other real estate included in ORE/Foreclosure expense	$(881)	$(279)	$1,605

(1) Includes $40.1 million of other real estate acquired from BancTrust on February 15, 2013, and $2.6 million of other real estate acquired from Bay Bank on March 16, 2012.

At December 31, 2013 and 2012, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	2013	2012
Construction, land development and other land properties	$65,273	$46,957
1-4 family residential properties	14,696	8,134
Nonfarm, nonresidential properties	26,433	22,760
Other real estate properties	137	338
Total other real estate, excluding covered other real estate	$106,539	$78,189

At December 31, 2013 and 2012, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	2013	2012
Alabama	$25,912	$-
Florida	34,480	18,569
Mississippi (1)	22,766	27,771
Tennessee (2)	12,892	17,589
Texas	10,489	14,260
Total other real estate, excluding covered other real estate	$106,539	$78,189

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the years ended December 31, 2013, 2012 and 2011, changes and gains, net on covered other real estate were as follows ($ in thousands):

	2013	2012	2011
Balance at beginning of period	$5,741	$6,331	$-
Covered other real estate acquired (1)	-	-	7,485
Transfers from covered loans	1,934	1,424	632
FASB ASC 310-30 adjustment for the residual recorded investment	(345)	(112)	(264)
Net transfers from covered loans	1,589	1,312	368
Disposals	(1,442)	(1,631)	(1,489)
Writedowns	(780)	(271)	(33)
Balance at end of period	$5,108	$5,741	$6,331

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$119	$485	$286

(1) Covered other real estate acquired from Heritage on April 15, 2011.

At December 31, 2013 and 2012, covered other real estate consisted of the following types of properties ($ in thousands):

	2013	2012
Construction, land development and other land properties	$733	$1,284
1-4 family residential properties	1,981	1,306
Nonfarm, nonresidential properties	2,394	3,151
Total covered other real estate	$5,108	$5,741

Note 11 – FDIC Indemnification Asset

Pursuant to the provisions of the Heritage loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.5 million and $1.1 million at December 31, 2013 and 2012, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the years ended December 31, 2013, 2012 and 2011, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Under ASU 2012-06, write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Based on this guidance as well as improvements in the expected cash flows and lower loss expectations during the year for acquired covered loans that remain outstanding, other noninterest income for 2013 included $2.5 million of amortization of the FDIC indemnification asset.  During 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $3.4 million, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Other noninterest income included a reduction of the FDIC indemnification asset of $3.7 million and $4.2 million as a result of loan pay-offs, improved cash flow projections and lower loss expectations for loan pools of acquired covered loans for the years ended December 31, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, changes in the FDIC indemnification asset were as follows ($ in thousands):

	2013	2012	2011
Balance at January 1,	$21,774	$28,348	$-
Additions from acquisition	-	-	33,333
(Amortization) accretion	(2,469)	245	185
Transfers to FDIC claims	(851)	(2,544)	(986)
Change in expected cash flows	(3,472)	(3,761)	(4,157)
Change in FDIC true-up provision	(635)	(514)	(27)
Balance at December 31,	$14,347	$21,774	$28,348

Note 12 – Deposits

At December 31, 2013 and 2012, deposits consisted of the following ($ in thousands):

	2013	2012
Noninterest-bearing demand deposits	$2,663,503	$2,254,211
Interest-bearing demand	1,923,701	1,481,182
Savings	2,997,294	2,322,280
Time	2,275,404	1,838,844
Total	$9,859,902	$7,896,517
Interest expense on deposits by type consisted of the following for 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Interest-bearing demand	$3,948	$3,975	$7,077
Savings	3,889	6,004	8,144
Time	11,881	14,625	21,073
Total	$19,718	$24,604	$36,294

The maturities on outstanding time deposits of $100,000 or more at December 31, 2013 and 2012 are as follows ($ in thousands):

	2013	2012
3 months or less	$242,757	$161,806
Over 3 months through 6 months	208,863	142,026
Over 6 months through 12 months	312,189	221,056
Over 12 months	208,208	208,600
Total	$972,017	$733,488

The maturities of interest-bearing deposits at December 31, 2013, are as follows ($ in thousands):

2014	$1,808,342
2015	277,273
2016	83,288
2017	47,550
2018 and thereafter	58,951
Total time deposits	2,275,404
Interest-bearing deposits with no stated maturity	4,920,995
Total interest-bearing deposits	$7,196,399

Note 13 - Borrowings

Short-Term Borrowings

At December 31, 2013 and 2012, short-term borrowings consisted of the following ($ in thousands):

	2013	2012
FHLB advances	$2,062	$-
Serviced GNMA loans eligible for repurchase	38,036	59,775
Other	26,287	27,145
Total short-term borrowings	$66,385	$86,920

At December 31, 2013 and 2012, Trustmark had no outstanding short-term FHLB advances with the FHLB of Dallas.  At December 31, 2013, Trustmark had two outstanding advances with the FHLB of Atlanta.  Both of the advances were assumed through the BancTrust merger. These advances have a weighted average remaining maturity of 134 days with a weighted-average cost of 4.24%. Both of the advances have fixed rates and balances of $2.0 million and $34 thousand with interest rates of 4.21% and 6.11%, respectively.  A fair market value adjustment of $28 thousand associated with the BancTrust acquisition was included in the short-term FHLB advances at December 31, 2013.  Interest expense on short-term FHLB advances totaled $6 thousand in 2013, $81 thousand in 2012 and $215 thousand in 2011.  At December 31, 2013 and 2012, Trustmark had $1.768 billion and $1.882 billion, respectively, available in additional short and long-term borrowing capacity from the FHLB of Dallas.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Long-Term FHLB Advances

At December 31, 2013, Trustmark had six outstanding long-term FHLB advances totaling $8.5 million with the FHLB of Atlanta, which were acquired in the BancTrust merger.  All advances have fixed rates and range from $30 thousand to $6.5 million with interest rates ranging from 0.08% to 6.95%.  A fair market value adjustment of $412 thousand associated with the BancTrust merger was included in the long-term FHLB advances at December 31, 2013.  These advances have a weighted average remaining maturity of 2.85 years with a weighted-average cost of 3.55%.  Trustmark had no long-term FHLB advances outstanding at December 31, 2012.  Trustmark’s long-term FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.  Trustmark incurred $57 thousand of interest expense on long-term FHLB advances in 2013, compared to no interest expense in 2012 and $7 thousand of interest expense in 2011.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  Proceeds from the sale of the Notes were used for general corporate purposes.  At December 31, 2013 and 2012, the carrying amount of the Notes was $49.9 million.  The Notes have not been, and are not required to be, registered with the Securities and Exchange Commission (SEC) under the Securities Act of 1933 (Securities Act), as amended.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark.  Because the Notes now have a remaining maturity of more than two years, but less than three years, only 40% of the remaining balance will qualify as Tier 2 capital for both TNB and Trustmark at December 31, 2013.  The portion of the Notes qualifying as Tier 2 capital will be reduced 20% during each of the remaining two years until the Notes mature during 2016.

Junior Subordinated Debt Securities

On August 18, 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I, (the Trust).  The trust preferred securities mature September 30, 2036, are redeemable at Trustmark’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72%.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

The debentures were issued pursuant to a Junior Subordinated Indenture, dated August 18, 2006, between Trustmark, as issuer, and Wilmington Trust Company, as trustee.  Like the trust preferred securities, the debentures bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72% and mature on September 30, 2036.  The debentures may be redeemed at Trustmark’s option at any time.  The interest payments by Trustmark will be used to pay the quarterly distributions payable by the Trust to the holder of the trust preferred securities.  However, so long as no event of default has occurred under the debentures, Trustmark may defer interest payments on the debentures (in which case the Trust will also defer distributions otherwise due on the trust preferred securities) for up to 20 consecutive quarters.

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

Trustmark also entered into a Guarantee Agreement, dated August 18, 2006, pursuant to which it has agreed to guarantee the payment by the Trust of distributions on the trust preferred securities and the payment of principal of the trust preferred securities when due, either at maturity or on redemption, but only if and to the extent that the Trust fails to pay distributions on or principal of the trust preferred securities after having received interest payments or principal payments on the junior subordinated debentures from Trustmark for the purpose of paying those distributions or the principal amount of the trust preferred securities.

As defined in applicable accounting standards, the Trust, a wholly-owned subsidiary of Trustmark, is considered a variable interest entity for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of the Trust are not included in Trustmark’s consolidated financial statements.

At December 31, 2013 and 2012, total assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2013 and 2012, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2013, net income for the Trust equaled $37.6 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $41.3 thousand during 2012 and $38.1 thousand during 2011.  Dividends issued to Trustmark by the Trust during 2013 totaled $37.6 thousand, compared to $41.3 thousand during 2012 and $38.1 thousand during 2011.

Note 14 – Income Taxes

The income tax provision included in the statements of income is as follows ($ in thousands):

Current	2013	2012	2011
Federal	$14,537	$48,186	$46,749
State	1,237	2,366	4,712
Deferred
Federal	18,394	(7,349)	(8,414)
State	2,769	(1,103)	(1,269)
Income tax provision	$36,937	$42,100	$41,778

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	2013	2012	2011
Income tax computed at statutory tax rate	$53,899	$55,784	$52,017
Tax exempt interest	(5,222)	(5,150)	(5,244)
Nondeductible interest expense	121	144	153
State income taxes, net	2,604	821	2,238
Income tax credits	(15,755)	(9,255)	(7,633)
Other	1,290	(244)	247
Income tax provision	$36,937	$42,100	$41,778

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2013 and 2012, which are included in other assets ($ in thousands):

Deferred tax assets	2013	2012
Loan purchase accounting	$63,048	$7,020
Other real estate	47,981	30,001
Allowance for loan losses	29,102	32,441
Deferred compensation	20,000	5,055
Securities	17,741	-
Realized built in losses	9,182	-
Pension and other postretirement benefit plans	7,511	32,507
Non accrual loans	4,452	1,178
Stock-based compensation	3,357	4,723
Other	14,771	12,025
Gross deferred tax asset	217,145	124,950
Valuation allowance	(16,000)	-
Deferred tax asset net of valuation allowance	201,145	124,950

Deferred tax liabilities
Goodwill and other identifiable intangibles	29,809	18,707
Premises and equipment	21,543	17,339
Mortgage servicing rights	8,145	1,737
Leases	3,290	-
Unrealized gains on securities available for sale	1,969	27,834
Securities	1,270	2,055
Other	4,642	2,276
Gross deferred tax liability	70,668	69,948
Net deferred tax asset	$130,477	$55,002

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that a portion of deferred tax assets will not be realized due to limitations on the deductibility of built in losses in future years.  A valuation allowance has been established to reduce deferred tax assets to the amount that will more likely than not be realized in future years.

The following table provides a summary of the changes during the 2013 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2013	$1,864

Increases due to tax positions taken during the current year	78
Decreases due to tax positions taken during a prior year	(8)
Decreases due to the lapse of applicable statute of limitations during the current year	(155)

Balance at December 31, 2013	$1,779

Accrued interest, net of federal benefit, at December 31, 2013	$435

Unrecognized tax benefits that would impact the effective tax rate,if recognized, at December 31, 2013	$1,173

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2007 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 15 – Defined Benefit and Other Postretirement Benefits

Defined Benefit Plans

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to 2007.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, the Board voted to freeze plan benefits effective during 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Associates will not earn additional benefits, except for interest as required by the IRS regulations, after the effective date.  Associates will retain their previously earned pension benefits.  As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a qualified pension plan (BancTrust Pension Plan), which was frozen prior to the acquisition date.  On January 28, 2014, Trustmark's Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The Internal Revenue Service (IRS) will be asked to review the BancTrust Pension Plan’s tax qualification at its termination, and a determination request will be submitted to the IRS.  The Pension Benefit Guaranty Corporation (PBGC) will also review the BancTrust Pension Plan’s termination.  Plan assets of the BancTrust Pension Plan will continue to be held in trust until the termination distributions are made.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive income (loss), net periodic benefit cost and other statistical disclosures for Trustmark’s plans (Trustmark Capital Accumulation Plan and BancTrust Pension Plan) ($ in thousands):

	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$103,235	$100,556
Benefit obligation from business combination	43,138	-
Service cost	595	547
Interest cost	4,758	3,942
Actuarial (gain) loss	(8,060)	4,559
Benefits paid	(14,692)	(6,369)
Benefit obligation, end of year	$128,974	$103,235

Change in plan assets
Fair value of plan assets, beginning of year	$76,660	$72,304
Fair value of plan assets from business combination	40,391	-
Actual return on plan assets	21,661	9,178
Employer contributions	2,122	1,547
Benefit payments	(14,692)	(6,369)
Fair value of plan assets, end of year	$126,142	$76,660

Funded status at end of year - net liability	$(2,832)	$(26,575)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss - amount recognized	$15,436	$45,178

	Years Ended December 31,
	2013	2012	2011
Net periodic benefit cost
Service cost	$595	$547	$522
Interest cost	4,758	3,942	4,460
Expected return on plan assets	(7,720)	(5,983)	(5,882)
Recognized net loss due to settlement	2,225	-	-
Recognized net actuarial loss	5,516	5,225	4,127
Net periodic benefit cost	$5,374	$3,731	$3,227

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes
Net (gain) loss - Total recognized in other comprehensive income (loss)	$(29,742)	$(3,861)	$9,707

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(24,368)	$(130)	$12,934

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	4.30%	3.50%	4.00%
Discount rate for net periodic benefit cost	3.50%	4.00%	5.05%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

In the table above, recognized net loss due to settlement is related to the lump sum settlement of certain benefits in the Trustmark Capital Accumulation Plan in accordance with FASB ASC Topic 715-30, “Defined Benefit Plans - Pension.”

Plan Assets

The weighted-average asset allocations by asset category for Trustmark’s plans at December 31, 2013 and 2012 are as follows:

	2013	2012
Money market fund	5.2%	1.3%
Fixed income mutual funds	17.6%	19.8%
Equity mutual funds	58.4%	63.2%
Equity securities	18.7%	15.5%
Fixed income hedge fund	0.1%	0.2%
Total	100.0%	100.0%

The strategic objective of the plans focuses on capital growth with moderate income.  The plans are managed on a total return basis with the return objective set as a reasonable actuarial rate of return on plan assets net of investment management fees.  Moderate risk is assumed given the average age of plan participants and the need to meet the required rate of return.  Equity and fixed income securities are utilized to allow for capital appreciation while fully diversifying the portfolio with more conservative fixed income investments.  The target asset allocation range for the portfolio is 0-10% Cash and Cash Equivalents, 10-30% Fixed Income, 30-55% Domestic Equity, 10-30% International Equity and 0-20% Other Investments.  Changes in allocations are a result of tactical asset allocation decisions and fall within the aforementioned percentage range for each major asset class.

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

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plans are assumed to continue in force and not terminate during the period in which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Fair Value Measurements

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets measured at fair value at December 31, 2013 and 2012 ($ in thousands):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market fund	$6,563	$-	$6,563	$-
Fixed income mutual funds	22,225	22,225	-	-
Equity mutual funds	73,608	73,608	-	-
Equity securities	23,583	23,583	-	-
Fixed income hedge fund	163	-	-	163
Total assets at fair value	$126,142	$119,416	$6,563	$163

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Money market fund	$1,028	$-	$1,028	$-
Fixed income mutual funds	15,145	15,145	-	-
Equity mutual funds	48,414	48,414	-	-
Equity securities	11,910	11,910	-	-
Fixed income hedge fund	163	-	-	163
Total assets at fair value	$76,660	$75,469	$1,028	$163

The following table sets forth a summary of changes in fair value of the Level 3 plan assets for the years ended December 31, 2013 and 2012 ($ in thousands):

Fixed Income Hedge Fund
Balance, January 1, 2012	$301
Change in fair value during 2012	(138)
Balance, December 31, 2013 and 2012	$163

There have been no changes in methodologies used at December 31, 2013.  The methodology and significant assumptions used in estimating the fair values presented above are as follows:

•	Money market fund approximates fair value due to its immediate maturity.
•	Fixed income hedge fund is valued in accordance with the valuation provided by the general partner of the underlying partnership.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the plans believe their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Contributions

The acceptable range of contributions to the plans is determined each year by the plans’ actuary.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plans’ funded status and return on plan assets as of the measurement date, which is December 31.  In July 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) became effective.  Through MAP-21, Congress provides pension sponsors with funding relief by stabilizing interest rates used to determine required funding contributions to defined benefit plans.  Under MAP-21, instead of using a two-year average of these rates, plan sponsors determine required pension funding contributions based on a 25-year average of these rates with a cap and a floor.  For 2013, the cap is set at 115% and the floor is set at 85% of the 25-year average of these rates as of September 30, 2012, whereas for 2012, the cap was set at 110% and the floor was set at 90% of these rates as of September 30, 2011.  As a result, for the plan years ended December 31, 2013 and 2012, Trustmark made minimum required contributions to the Trustmark Capital Accumulation Plan of $2.1 million and $1.5 million, respectively.  The increase of approximately $600 thousand in 2013 as compared to 2012 is primarily due to the change in MAP-21 interest rates, with the effective interest rate dropping from 6.82% in 2012 to 6.13% in 2013.  For the plan year ending December 31, 2014, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be $2.0 million; however, Management and the Board of Directors will monitor the plan throughout 2014 to determine any additional funding requirements by the plans’ measurement date.  No contributions were required for the BancTrust Pension Plan in 2013 and none are expected in 2014.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for Trustmark’s plans ($ in thousands):

Year	Amount
2014	$12,220
2015	10,841
2016	9,576
2017	9,555
2018	8,133
2019 - 2023	40,755

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2014 include a net loss of $4.4 million.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elected to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a nonqualified supplemental retirement plan, which was frozen prior to the acquisition date. The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive income (loss), net periodic benefit cost and other statistical disclosures for the Trustmark and BancTrust nonqualified supplemental retirement plans (collectively the "supplemental retirement plans") ($ in thousands):

	December 31,
	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$56,619	$52,646
Benefit obligation from business combination	1,658	-
Service cost	597	679
Interest cost	1,942	2,067
Actuarial (gain) loss	(4,186)	3,368
Benefits paid	(4,141)	(2,339)
Prior service cost due to amendment	-	198
Benefit obligation, end of year	$52,489	$56,619

Change in plan assets
Fair value of plan assets, beginning of year	$-	$-
Employer contributions	4,141	2,339
Benefit payments	(4,141)	(2,339)
Fair value of plan assets, end of year	$-	$-

Funded status at end of year - net liability	$(52,489)	$(56,619)

Amounts recognized in accumulated other comprehensive income (loss)
Net loss	$14,509	$19,733
Prior service cost	2,110	2,360
Amounts recognized	$16,619	$22,093

	Years Ended December 31,
	2013	2012	2011
Net periodic benefit cost
Service cost	$597	$679	$589
Interest cost	1,943	2,067	2,276
Amortization of prior service cost	250	250	236
Recognized net actuarial loss	1,038	861	495
Net periodic benefit cost	$3,828	$3,857	$3,596

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes
Net (gain) loss	$(5,224)	$2,507	$5,336
Prior service cost	-	198	1,192
Amortization of prior service cost	(250)	(250)	(236)
Total recognized in other comprehensive income (loss)	$(5,474)	$2,455	$6,292
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,646)	$6,312	$9,888

Weighted-average assumptions as of end of year
Discount rate for benefit obligation	4.30%	3.50%	4.00%
Discount rate for net periodic benefit cost	3.50%	4.00%	5.05%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following supplemental retirement plans’ benefit payments are expected to be paid in the following years ($ in thousands):

2014	$2,735
2015	2,940
2016	3,186
2017	3,491
2018	3,592
2019 - 2023	19,004

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2014 include a loss of $659 thousand and prior service cost of $250 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark's contributions to this plan were $6.8 million in 2013, $5.7 million in 2012 and $5.4 million in 2011.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted, and currently has outstanding, stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2013, the maximum number of shares of Trustmark’s common stock available for issuance under the 2005 Plan was 5,735,706 shares.

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

The following table summarizes Trustmark’s stock option activity for 2013, 2012 and 2011:

	2013		2012		2011
		Average		Average		Average
		Option		Option		Option
Options	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	699,600	$27.58	1,205,100	$27.31	1,311,925	$27.03
Granted	-	-	-	-	-	-
Exercised	(187,300)	26.96	(11,125)	24.09	(69,525)	21.68
Expired	(406,850)	27.90	(494,375)	27.01	(36,000)	27.71
Forfeited	-	-	-	-	(1,300)	31.55
Outstanding, end of year	105,450	27.43	699,600	27.58	1,205,100	27.31

Exercisable, end of year	105,450	27.43	699,600	27.58	1,205,100	27.31

Aggregate Intrinsic Value
Outstanding, end of year	$-		$-		$44,365
Exercisable, end of year	$-		$-		$44,365

The total intrinsic value of options exercised was $191 thousand in 2013, $16 thousand in 2012 and $144 thousand in 2011.

The following table presents information on stock options by ranges of exercise prices at December 31, 2013:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted-
	Outstanding	Average	Average	Exercisable	Average	Average
Range of	December 31,	Remaining Years	Exercise	December 31,	Remaining Years	Exercise
Exercise Prices	2013	To Expiration	Price	2013	To Expiration	Price
$25.88 - $29.11	99,450	0.3	$27.31	99,450	0.3	$27.31
$29.11 - $32.35	6,000	0.2	29.38	6,000	0.2	29.38
	105,450	0.3	27.43	105,450	0.3	27.43

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards are granted to Trustmark’s executive and senior management team.  Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  The restriction period for performance awards covers a three-year vesting period.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement shares if performance measures exceed 100%.  Any achievement shares related to the performance awards granted in 2013 vest at the end of the three year performance period.  Any achievement shares related to performance awards granted prior to 2013 are restricted for an additional three-year vesting period subsequent to the end of the three-year performance period.  The restricted share agreement provides for voting rights and dividend privileges.

The following table summarizes Trustmark’s performance award activity during years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	159,583	$24.26	179,421	$20.30	210,797	$20.30
Granted	62,119	23.65	55,295	25.66	53,863	25.40
Released from restriction	(54,784)	24.15	(72,632)	21.38	(84,338)	20.00
Forfeited	(6,398)	25.42	(2,501)	24.70	(901)	23.82
Nonvested shares, end of year	160,520	25.20	159,583	24.26	179,421	20.30
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

The following table summarizes Trustmark’s time-vested award activity during years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	317,573	$23.28	334,356	$21.04	343,469	$20.33
Granted	112,964	24.47	141,616	24.66	157,178	24.15
Released from restriction	(122,727)	24.40	(151,331)	23.14	(160,447)	20.46
Forfeited	(16,176)	25.14	(7,068)	24.14	(5,844)	20.17
Nonvested shares, end of year	291,634	24.48	317,573	23.28	334,356	21.04

Performance-Based Restricted Stock Unit Award

During 2009, Trustmark’s previous Chairman and CEO was granted a cash-settled performance-based restricted stock unit award (the RSU award) with each unit having the value of one share of Trustmark’s common stock.  The performance period covered a two-year period.  This award was granted in connection with an employment agreement dated November 20, 2008, that provides for in lieu of receiving an equity compensation award in 2010 or 2011, the 2009 equity compensation award to be twice the amount of a normal award, with one-half of the award being performance-based and one-half service-based.  The RSU award was granted outside of the 2005 Plan in lieu of granting shares of performance-based restricted stock that would exceed the annual limit permitted to be granted under the 2005 Plan, in order to satisfy the equity compensation provisions of the employment agreement.  This award provided for excess shares, if performance goals of ROATE and TSR exceeded 100%.  Both the performance awards and excess shares vested during 2011.  Compensation expense for the RSU award was based on the approximate fair value of Trustmark’s stock at the end of each of the reporting periods and was finalized on the vesting date at a share price of $23.65.

The following table presents information regarding compensation expense for all stock and incentive plans for the periods presented ($ in thousands):

					Weighted
					Average Life
	Recognized Compensation Expense			Unrecognized	of Unrecognized
	for Years Ended December 31,			Compensation	Compensation
	2013	2012	2011	Expense	Expense

Stock option-based awards	$-	$-	$100	$-	-
Performance awards	825	868	855	955	1.70
Time-vested awards	2,774	3,105	2,835	3,102	1.80
RSU award	-	-	184	-	-
Total stock and incentive plan compensation expense	$3,599	$3,973	$3,974	$4,057

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2013 and 2012, Trustmark had unused commitments to extend credit of $2.193 billion and $1.909 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2013 and 2012, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $143.2 million and $140.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2013, the fair value of collateral held was $35.9 million.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2014 to 2029.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $8.4 million in 2013, $7.4 million in 2012 and $7.5 million in 2011.  At December 31, 2013, future minimum rental commitments under noncancellable operating leases are as follows ($ in thousands):

Year	Amount
2014	$6,787
2015	5,503
2016	3,340
2017	2,914
2018	2,629
Thereafter	9,445
Total	$30,618

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees. Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee. (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.) Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi. The White and Jenkins pleadings are matters of public record in the files of the courts. In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB. The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment. The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints were largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  Trustmark filed preliminary dismissal and venue transfer motions, and discovery proceeded, in the White case; the Jenkins case also involved active discovery.  Trustmark also filed a motion to dismiss all claims except the EFTA claim in the Jenkins case.  All of these motions remained pending when the parties engaged in active settlement negotiations under the Mississippi federal court’s supervision in June of 2013.

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

In an order dated October 11, 2013, the United States District Court for the Southern District of Mississippi preliminarily approved the Settlement.  The court will hold a hearing on March 25, 2014 to determine whether to issue final approval of the Settlement.  As is common in class action settlements, notice has been provided to members of the Settlement Class, who will be given the option of opting out of the Settlement or objecting to the Settlement.  Pursuant to court approval, a professional settlement administrator has been engaged to provide notices to class members and to facilitate apportionment of the Settlement funds among class members.

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

Note 18 – Shareholders' Equity

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of December 31, 2013, Trustmark and TNB have exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB has met applicable regulatory guidelines to be considered well-capitalized at December 31, 2013.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2013, which Management believes have affected Trustmark’s and TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$340,115	3.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	336,499	3.00%	$560,831		5.00%

At December 31, 2012:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,157,838	17.22%	$537,861	8.00%	n/	a	n/	a
Trustmark National Bank	1,119,438	16.85%	531,577	8.00%	$664,472		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,043,865	15.53%	$268,930	4.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	15.17%	265,789	4.00%	$398,683		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,043,865	10.97%	$285,556	3.00%	n/	a	n/	a
Trustmark National Bank	1,007,775	10.72%	281,984	3.00%	$469,974		5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2014 approximately $99.4 million plus its net income for that year to pay as dividends.

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2013, 2012 and 2011 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost and recognized net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details).

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2013:
Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$(67,135)	$25,679	$(41,456)
Net unrealized holding loss on securities transferred to held to maturity	(46,383)	17,741	(28,642)
Reclassification adjustment for net gains realized in net income	(485)	186	(299)
Total securities available for sale and transferred securities	(114,003)	43,606	(70,397)
Pension and other postretirement benefit plans:
Net change in prior service costs	251	(96)	155
Recognized net loss due to settlement	2,225	(851)	1,374
Recognized net actuarial loss	32,742	(12,524)	20,218
Total pension and other postretirement benefit plans	35,218	(13,471)	21,747
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	2,468	(944)	1,524
Total other comprehensive loss	$(76,317)	$29,191	$(47,126)

Year Ended December 31, 2012:
Securities available for sale:
Unrealized holding gains arising during the period	$97	$(37)	$60
Reclassification adjustment for net gains realized in net income	(1,059)	405	(654)
Total securities available for sale	(962)	368	(594)
Pension and other postretirement benefit plans:
Net change in prior service costs	52	(20)	32
Recognized net actuarial loss	1,354	(518)	836
Total pension and other postretirement benefit plans	1,406	(538)	868
Total other comprehensive income	$444	$(170)	$274

Year Ended December 31, 2011:
Securities available for sale:
Unrealized holding gains arising during the period	$39,636	$(15,161)	$24,475
Reclassification adjustment for net gains realized in net income	(80)	31	(49)
Total securities available for sale	39,556	(15,130)	24,426
Pension and other postretirement benefit plans:
Net change in prior service costs	(957)	366	(591)
Recognized net actuarial gain	(15,041)	5,753	(9,288)
Total pension and other postretirement benefit plans	(15,998)	6,119	(9,879)
Total other comprehensive income	$23,558	$(9,011)	$14,547

The following table presents the changes in the balances of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2013, 2012 and 2011 ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Gains on Cash Flow Hedge	Total
Balance at January 1, 2011	$21,103	$(32,529)	$-	$(11,426)
Other comprehensive income before reclassification	24,475	(9,879)	-	14,596
Amounts reclassified from accumulated other comprehensive income	(49)	-	-	(49)
Net other comprehensive income (loss)	24,426	(9,879)	-	14,547
Balance at December 31, 2011	45,529	(42,408)	-	3,121
Other comprehensive income before reclassification	60	868	-	928
Amounts reclassified from accumulated other comprehensive income	(654)	-	-	(654)
Net other comprehensive (loss) income	(594)	868	-	274
Balance at December 31, 2012	44,935	(41,540)	-	3,395
Other comprehensive income before reclassification	(70,098)	21,747	1,524	(46,827)
Amounts reclassified from accumulated other comprehensive income	(299)	-	-	(299)
Net other comprehensive (loss) income	(70,397)	21,747	1,524	(47,126)
Balance at December 31, 2013	$(25,462)	$(19,793)	$1,524	$(43,731)

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2013 and 2012.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$502	$-	$502	$-
U.S. Government agency obligations	169,472	-	169,472	-
Obligations of states and political subdivisions	171,738	-	171,738	-
Mortgage-backed securities	1,788,505	-	1,788,505	-
Asset-backed securities and structured financial products	63,937	-	63,937	-
Securities available for sale	2,194,154	-	2,194,154	-
Loans held for sale	149,169	-	149,169	-
Mortgage servicing rights	67,834	-	-	67,834
Other assets - derivatives	4,994	(2,579)	7,447	126
Other liabilities - derivatives	3,298	581	2,717	-
	December 31, 2012
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$105,745	$-	$105,745	$-
Obligations of states and political subdivisions	215,761	-	215,761	-
Mortgage-backed securities	2,094,612	-	2,094,612	-
Asset-backed securities and structured financial products	241,627	-	241,627	-
Securities available for sale	2,657,745	-	2,657,745	-
Loans held for sale	257,986	-	257,986	-
Mortgage servicing rights	47,341	-	-	47,341
Other assets - derivatives	7,107	(440)	5,263	2,284
Other liabilities - derivatives	6,612	545	6,067	-

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2013	$47,341	$2,284
Total net gains included in Mortgage banking, net (1)	2,012	7,754
Additions	18,481	-
Sales	-	(9,912)
Balance, December 31, 2013	$67,834	$126

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2013	$11,818	$735

Balance, January 1, 2012	$43,274	$702
Total net (losses) gains included in Mortgage banking, net (1)	(19,186)	13,441
Additions	23,253	-
Sales	-	(11,859)
Balance, December 31, 2012	$47,341	$2,284

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2012	$(9,378)	$2,317

(1)	Total net (losses) gains included in Mortgage banking, net relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2013, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2013, Trustmark had outstanding balances of $31.6 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $40.6 million at December 31, 2012.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At December 31, 2013, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $80.3 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2013 compared with $38.9 million for the same period in 2012.  Foreclosed assets measured at fair value upon initial recognition for the years ended December 31, 2013 and 2012, included $40.1 million of other real estate acquired from BancTrust and $2.6 million of other real estate acquired from Bay Bank, respectively.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $11.4 million and $9.0 million for 2013 and 2012, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $47.4 million of foreclosed assets were remeasured during 2013, requiring write-downs of $5.7 million to reach their current fair values compared to $38.0 million of foreclosed assets were remeasured during 2012, requiring write-downs of $6.6 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 and 2012, are as follows ($ in thousands):

	2013		2012
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$353,014	$353,014	$238,535	$238,535
Securities held to maturity	1,168,728	1,150,833	42,188	46,888
Level 3 Inputs:
Net LHFI	5,732,433	5,787,408	5,514,016	5,619,933
Net acquired loans	794,570	794,570	127,489	127,489
FDIC indemnification asset	14,347	14,347	21,774	21,774

Financial Liabilities:
Level 2 Inputs:
Deposits	9,859,902	9,866,118	7,896,517	7,904,179
Short-term liabilities	317,972	317,972	375,749	375,749
Long-term FHLB advances	8,458	8,474	-	-
Subordinated notes	49,904	53,387	49,871	53,980
Junior subordinated debt securities	61,856	40,206	61,856	40,206

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

Net LHFI

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above do not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2013 and 2012.

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

Deposits

The fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts, MMDA products and savings accounts are, by definition, equal to the amount payable on demand, which is the carrying value.  Fair values for certificates of deposit are based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits with similar remaining maturities.

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

Subordinated Notes

The fair value of the subordinated notes equals quoted market prices, if available.  If a quoted market price is not available, the fair value is estimated using quoted market prices for similar subordinated notes.

Junior Subordinated Debt Securities

The fair value of the junior subordinated debt securities equals quoted market prices, if available.  If a quoted market price is not available, the fair value is estimated using quoted market prices for similar junior subordinated debt securities.

Note 20 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. These derivative instruments are designated as fair value hedges under FASB ASC Topic 815.  The ineffective portion of changes in the fair value of the forward sales contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $155.8 million at December 31, 2013, with a positive valuation adjustment of $1.9 million, compared to $310.3 million, with a negative valuation adjustment of $738 thousand as of December 31, 2012.

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Preferred Capital Trust I throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, commencing on December 31, 2014, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the year ended December 31, 2013.  The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive (loss) income totaled $1.5 million at December 31, 2013.  Amounts reported in accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $2 thousand will be reclassified as an increase to interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $3.7 million for the year ended December 31, 2013, compared to a net negative ineffectiveness of $3.4 million for the year ended December 31, 2012.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $58.5 million at December 31, 2013, with a positive valuation adjustment of $126 thousand, compared to $186.9 million, with a positive valuation adjustment of $2.3 million as of December 31, 2012.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2013, Trustmark had interest rate swaps with an aggregate notional amount of $355.9 million related to this program, compared to $321.3 million as of December 31, 2012.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2013, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $508 thousand compared to $5.4 million as of December 31, 2012.  As of December 31, 2013, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.7 million, compared to two risk participation agreements with an aggregate notional amount of $10.1 million at December 31, 2012.  The fair values of these risk participation agreements were immaterial at December 31, 2013 and 2012.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2013 and 2012 as well as the effect of these derivative instruments on Trustmark’s results of operations for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	December 31,	December 31,
	2013	2012
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$2,469	$-
Forward contracts included in other liabilities	(1,911)	738

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(2,662)	$(482)
Exchange traded purchased options included in other assets	83	42
OTC written options (rate locks) included in other assets	126	2,284
Interest rate swaps included in other assets	4,962	5,241
Credit risk participation agreements included in other assets	16	22
Exchange traded written options included in other liabilities	581	545
Interest rate swaps included in other liabilities	4,628	5,329

	Years ended December 31,
	2013	2012	2011
Derivatives in hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$2,649	$1,479	$(5,360)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(10,459)	$7,585	$19,929
Amount of gain (loss) recognized in bankcard and other fees	290	(82)	(79)

The following table discloses the amount included in other comprehensive (loss) income for derivative instruments designated as cash flow hedges for the years ended December 31, 2013 and 2012 ($ in thousands):

	Years Ended December 31,
	2013	2012
Derivatives in cash flow hedging relationship
Amount of gain recognized in other comprehensive (loss) income	$1,524	$-

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2013 and 2012 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,431	$-	$7,431	$(967)	$(1,920)	$4,544

Offsetting of Derivative Liabilities
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,628	$-	$4,628	$(967)	$-	$3,661

Offsetting of Derivative Assets
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,241	$-	$5,241	$-	$-	$5,241

Offsetting of Derivative Liabilities
As of December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$5,329	$-	$5,329	$-	$(594)	$4,735

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

The following table discloses financial information by reportable segment for the periods ended December 31, 2013, 2012 and 2011.

Segment Information
($ in thousands)
	Years Ended December 31,
	2013	2012	2011
General Banking
Net interest income	$383,851	$336,362	$344,415
Provision for loan losses, net	(7,419)	12,188	30,185
Noninterest income	113,436	122,421	109,601
Noninterest expense	364,940	300,097	284,849
Income before income taxes	139,766	146,498	138,982
Income taxes	31,924	37,523	38,414
General banking net income	$107,842	$108,975	$100,568

Selected Financial Information
Average assets	$11,393,972	$9,658,924	$9,436,557
Depreciation and amortization	$35,961	$27,876	$23,640

Wealth Management
Net interest income	$4,317	$4,327	$4,256
Provision for loan losses, net	37	106	143
Noninterest income	29,581	24,565	23,300
Noninterest expense	26,804	23,053	23,300
Income before income taxes	7,057	5,733	4,113
Income taxes	2,329	1,910	1,303
Wealth Management net income	$4,728	$3,823	$2,810

Selected Financial Information
Average assets	$70,121	$78,567	$81,472
Depreciation and amortization	$167	$174	$209

Insurance
Net interest income	$319	$301	$272
Noninterest income	30,842	28,203	26,953
Noninterest expense	23,987	21,352	21,701
Income before income taxes	7,174	7,152	5,524
Income taxes	2,684	2,667	2,061
Insurance net income	$4,490	$4,485	$3,463

Selected Financial Information
Average assets	$66,876	$65,560	$65,414
Depreciation and amortization	$1,025	$1,225	$1,424

Consolidated
Net interest income	$388,487	$340,990	$348,943
Provision for loan losses, net	(7,382)	12,294	30,328
Noninterest income	173,859	175,189	159,854
Noninterest expense	415,731	344,502	329,850
Income before income taxes	153,997	159,383	148,619
Income taxes	36,937	42,100	41,778
Consolidated net income	$117,060	$117,283	$106,841

Selected Financial Information
Average assets	$11,530,969	$9,803,051	$9,583,443
Depreciation and amortization	$37,153	$29,275	$25,273

Note 22 – Parent Company Only Financial Information
($ in thousands)

Condensed Balance Sheets	December 31,
Assets:	2013	2012
Investment in banks	$1,394,250	$1,330,452
Other assets	25,314	19,608
Total Assets	$1,419,564	$1,350,060

Liabilities and Shareholders' Equity:
Accrued expense	$2,755	$835
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,354,953	1,287,369
Total Liabilities and Shareholders' Equity	$1,419,564	$1,350,060

Condensed Statements of Income	Years Ended December 31,
Revenue:	2013	2012	2011
Dividends received from banks	$64,155	$72,216	$61,138
Earnings of subsidiaries over distributions	54,195	46,220	46,818
Other income	64	59	54
Total Revenue	118,414	118,495	108,010
Expense:
Other expense	1,354	1,212	1,169
Total Expense	1,354	1,212	1,169
Net Income	$117,060	$117,283	$106,841

Condensed Statements of Cash Flows	Years Ended December 31,
Operating Activities:	2013	2012	2011
Net income	$117,060	$117,283	$106,841
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(54,195)	(46,220)	(46,818)
Other	962	(376)	268
Net cash provided by operating activities	63,827	70,687	60,291

Investing Activities:
Payment for investments in subsidiaries	(73,263)	(10,003)	-
Repayment for investments in subsidiaries	106,000	-	-
Net cash provided by (used in) investing activities	32,737	(10,003)	-

Financing Activities:
Repayments of advances from subsidiaries	(33,000)	-	-
Cash dividends paid on common stock	(62,276)	(59,961)	(59,485)
Other common stock transactions, net	2,832	(1,237)	(141)
Net cash used in financing activities	(92,444)	(61,198)	(59,626)
Increase (decrease) in cash and cash equivalents	4,120	(514)	665
Cash and cash equivalents at beginning of year	17,656	18,170	17,505
Cash and cash equivalents at end of year	$21,776	$17,656	$18,170

Trustmark (parent company only) paid income taxes of approximately $14.5 million in 2013, $57.8 million in 2012 and $37.6 million in 2011.  Trustmark paid no interest for the years 2013, 2012 or 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2013.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2013, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2013 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 24, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi
February 24, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2013, for the number of securities to be issued upon exercise of outstanding options and potential excess shares, related to Trustmark’s 2005 Plan and 1997 Plan.  Information related to securities remaining available for future issuance relates exclusively to the 2005 Plan, which replaced the 1997 Plan under which no additional grants will be made.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	265,970	$27.43	5,735,706
Equity compensation plans not approved by security holders	-	-	-
Total	265,970	$27.43	5,735,706

(1)
- Includes shares issuable pursuant to outstanding options and the maximum potential achievement shares issuable in the event currently unvested performance-based restricted stock awards vest in excess of 100%.

(2)	- Potential achievement shares, to the extent issued, do not have an exercise price and are, therefore, excluded for purposes of computing the weighted-average exercise price.
(3)	- Consists of shares available to be granted in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units and/or performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2013 Annual Report to Shareholders and are incorporated into Part II, Item 8 herein by reference:

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012  and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements (Notes 1 through 22)

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

10-aa
Form of Time-Based Restricted Stock Agreement for Director (under the 2005 Stock and Incentive Compensation Plan.)  Filed August 8, 2011 as Exhibit 10-aa to Trustmark’s Form 10-Q Quarterly Report for the quarter ended June 30, 2011 and incorporated herein by reference.

10-ab
Summary of the Trustmark Corporation Management Incentive Plan.  Filed November 7, 2012, as Exhibit 10-ab to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012 and incorporated herein by reference.

10-ac
Form of Performance-Based Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan.)  Filed February 27, 2013, as Exhibit 10-ac to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference.

10-ad
Form of Change in Control Agreement between Trustmark Corporation and certain executive officers.  Filed February 7, 2014, as Exhibit 10-ad to Trustmark's Form 8-K Current Report, incorporated herein by reference.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	February 24, 2014	DATE:	February 24, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: February 24, 2014	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE: February 24, 2014	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE: February 24, 2014	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Chairman and Director

DATE: February 24, 2014	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE: February 24, 2014	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: February 24, 2014	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: February 24, 2014	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: February 24, 2014	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE: February 24, 2014	BY:	/s/ Leroy G. Walker, Jr.
Leroy G.Walker, Jr., Director

DATE: February 24, 2014	BY:	/s/ William G. Yates III
William G. Yates III, Director