Form 10-Q
period 2014-03-31
TRUSTMARK CORP
filed 2014-05-08
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, there were 67,439,562 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	March 31,	December 31,
	2014	2013
Assets
Cash and due from banks (noninterest-bearing)	$423,819	$345,761
Federal funds sold and securities purchased under reverse repurchase agreements	-	7,253
Securities available for sale (at fair value)	2,382,441	2,194,154
Securities held to maturity (fair value: $1,154,606-2014; $1,150,833-2013)	1,155,569	1,168,728
Loans held for sale (LHFS)	120,446	149,169
Loans held for investment (LHFI)	5,923,766	5,798,881
Less allowance for loan losses, LHFI	67,518	66,448
Net LHFI	5,856,248	5,732,433
Acquired loans:
Noncovered loans	713,647	769,990
Covered loans	32,670	34,216
Less allowance for loan losses, acquired loans	10,540	9,636
Net acquired loans	735,777	794,570
Net LHFI and acquired loans	6,592,025	6,527,003
Premises and equipment, net	203,771	207,283
Mortgage servicing rights	67,614	67,834
Goodwill	365,500	372,851
Identifiable intangible assets	39,697	41,990
Other real estate, excluding covered other real estate	111,536	106,539
Covered other real estate	4,759	5,108
FDIC indemnification asset	13,487	14,347
Other assets	576,390	582,363
Total Assets	$12,057,054	$11,790,383

Liabilities
Deposits:
Noninterest-bearing	$2,879,341	$2,663,503
Interest-bearing	7,242,778	7,196,399
Total deposits	10,122,119	9,859,902
Federal funds purchased and securities sold under repurchase agreements	259,341	251,587
Short-term borrowings	59,671	66,385
Long-term FHLB advances	8,341	8,458
Subordinated notes	49,912	49,904
Junior subordinated debt securities	61,856	61,856
Other liabilities	121,919	137,338
Total Liabilities	10,683,159	10,435,430

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,439,562 shares - 2014; 67,372,980 shares - 2013	14,051	14,038
Capital surplus	352,402	349,680
Retained earnings	1,045,939	1,034,966
Accumulated other comprehensive loss, net of tax	(38,497)	(43,731)
Total Shareholders' Equity	1,373,895	1,354,953
Total Liabilities and Shareholders' Equity	$12,057,054	$11,790,383

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest Income
Interest and fees on LHFI & LHFS	$63,074	$64,463
Interest and fees on acquired loans	16,786	12,782
Interest on securities:
Taxable	19,220	16,539
Tax exempt	1,248	1,312
Interest on federal funds sold and securities purchased under reverse repurchase agreements	5	4
Other interest income	375	355
Total Interest Income	100,708	95,455
Interest Expense
Interest on deposits	4,365	4,909
Interest on federal funds purchased and securities sold under repurchase agreements	76	81
Other interest expense	1,363	1,490
Total Interest Expense	5,804	6,480
Net Interest Income	94,904	88,975
Provision for loan losses, LHFI	(805)	(2,968)
Provision for loan losses, acquired loans	63	130
Net Interest Income After Provision for Loan Losses	95,646	91,813
Noninterest Income
Service charges on deposit accounts	11,568	11,681
Bank card and other fees	9,081	7,945
Mortgage banking, net	6,829	11,583
Insurance commissions	8,097	7,242
Wealth management	8,135	6,875
Other, net	(21)	(1,191)
Securities gains, net	389	204
Total Noninterest Income	44,078	44,339
Noninterest Expense
Salaries and employee benefits	56,726	53,592
Services and fees	13,165	13,032
Net occupancy - premises	6,606	5,955
Equipment expense	6,138	5,674
ORE/Foreclosure expense	3,315	3,820
FDIC assessment expense	2,416	2,021
Other expense	13,252	18,051
Total Noninterest Expense	101,618	102,145
Income Before Income Taxes	38,106	34,007
Income taxes	9,103	9,141
Net Income	$29,003	$24,866

Earnings Per Share
Basic	$0.43	$0.38
Diluted	$0.43	$0.38

Dividends Per Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income per consolidated statements of income	$29,003	$24,866
Other comprehensive income, net of tax:
Unrealized (losses) gains on available for sale securities and transferred securities:
Unrealized holding gains arising during the period	4,229	1,380
Less: adjustment for net gains realized in net income	(240)	(126)
Change in net unrealized holding loss on securities transferred to held to maturity	823	-
Pension and other postretirement benefit plans:
Net change in prior service costs	39	39
Recognized net loss due to settlement	232	-
Recognized net actuarial loss	559	1,021
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	(408)	-
Other comprehensive income, net of tax	5,234	2,314
Comprehensive income	$34,237	$27,180

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2014	2013
Balance, January 1,	$1,354,953	$1,287,369
Net income per consolidated statements of income	29,003	24,866
Other comprehensive income	5,234	2,314
Common stock dividends paid	(15,597)	(15,560)
Common stock issued-net, long-term incentive plans:
Stock options	-	109
Restricted stock	(792)	(938)
Excess tax (expense) benefit from stock-based compensation arrangements	(97)	269
Compensation expense, long-term incentive plans	1,191	1,022
Common stock issued, business combinations	-	53,495
Balance, March 31,	$1,373,895	$1,352,946

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$29,003	$24,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	(742)	(2,838)
Depreciation and amortization	8,756	8,380
Net amortization of securities	1,958	1,868
Securities gains, net	(389)	(204)
Gains on sales of loans, net	(1,839)	(10,165)
Deferred income tax provision	2,400	2,157
Proceeds from sales of loans held for sale	186,788	402,159
Purchases and originations of loans held for sale	(162,937)	(382,425)
Originations and sales of mortgage servicing rights, net	(2,315)	(5,521)
Increase in bank-owned life insurance	(1,166)	(158)
Net decrease (increase) in other assets	7,891	(44,916)
Net decrease in other liabilities	(14,172)	(5,740)
Other operating activities, net	4,159	1,903
Net cash provided by (used in) operating activities	57,395	(10,634)

Investing Activities
Proceeds from calls and maturities of securities held to maturity	17,411	3,580
Proceeds from calls and maturities of securities available for sale	80,309	272,858
Proceeds from sales of securities available for sale	26,274	38,742
Purchases of securities held to maturity	(2,968)	(35,045)
Purchases of securities available for sale	(289,931)	(667,299)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	7,253	1,120
Net (increase) decrease in loans	(78,370)	145,517
Purchases of premises and equipment	(2,337)	(2,228)
Proceeds from sales of premises and equipment	2,251	-
Proceeds from sales of other real estate	7,330	8,297
Net cash received in business combinations	-	89,037
Net cash used in investing activities	(232,778)	(145,421)

Financing Activities
Net increase in deposits	262,217	272,660
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	7,754	(69,060)
Net increase (decrease) in short-term borrowings	16	(19,936)
Payments on long-term FHLB advances	(60)	(82)
Common stock dividends	(15,597)	(15,560)
Common stock issued-net, long-term incentive plan	(792)	(829)
Excess tax (expense) benefit from stock-based compensation arrangements	(97)	269
Net cash provided by financing activities	253,441	167,462

Increase in cash and cash equivalents	78,058	11,407
Cash and cash equivalents at beginning of period	345,761	231,489
Cash and cash equivalents at end of period	$423,819	$242,896

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a multi-bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 209 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2013 annual report on Form 10-K.

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

Note 2 – Business Combinations

Somerville Bank & Trust Company

Immediately following the close of business on December 31, 2013, Trustmark National Bank (TNB), a subsidiary of Trustmark, completed its merger with Somerville Bank & Trust Company (Somerville), also a subsidiary of Trustmark, with TNB as the surviving entity in the merger.  Somerville, headquartered in Somerville, Tennessee, provided banking services in the eastern Memphis metropolitan statistical area (MSA) through five offices.  At December 31, 2013, Somerville had total assets of $219.6 million.  TNB and Somerville were both wholly owned subsidiaries of Trustmark; as such, the merger represented a business reorganization between affiliates under common control.

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

Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans, premises and equipment, net and other real estate.  During 2013, these measurement period adjustments resulted in a decrease in acquired noncovered loans of $6.8 million, a decrease in premises and equipment, net of $627 thousand, a decrease in other real estate of $2.6 million, an increase in the deferred tax asset of $3.4 million and an increase in goodwill of $6.3 million.  Trustmark also recorded an adjustment to transfer $1.6 million of acquired property from premises and equipment, net to other real estate during 2013.  During the first quarter of 2014, Trustmark recorded an additional measurement period adjustment that resulted in a $7.4 million decrease in goodwill with a corresponding increase in the deferred tax asset.  These measurement period adjustments were presented on a retrospective basis, consistent with applicable accounting guidance.  The purchase price allocation was finalized during the first quarter of 2014.

The statement of assets purchased and liabilities assumed in the BancTrust acquisition is presented below at their adjusted estimated fair values as of the acquisition date of February 15, 2013 ($ in thousands):

Assets:
Cash and due from banks	$141,616
Securities available for sale	528,016
Loans held for sale	1,050
Acquired noncovered loans	944,235
Premises and equipment, net	54,952
Identifiable intangible assets	33,498
Other real estate	40,103
Other assets	109,423
Total Assets	1,852,893

Liabilities:
Deposits	1,740,254
Other borrowings	64,051
Other liabilities	16,761
Total Liabilities	1,821,066

Net identified assets acquired at fair value	31,827
Goodwill	74,247
Net assets acquired at fair value	$106,074

The excess of the consideration paid over the estimated fair value of the net assets acquired was $74.2 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represent the core deposit intangible at fair value at the acquisition date.  The core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately 10 years.

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

The operations of BancTrust are included in Trustmark’s operating results from February 15, 2013. Trustmark’s noninterest expense during the first quarter of 2013 included non-routine BancTrust transaction expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and Federal Home Loan Bank (FHLB) advances.  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets, and other real estate.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$100	$-	$-	$100	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	124,095	813	(1,540)	123,368	-	-	-	-
Issued by U.S. Government sponsored agencies	40,694	40	(133)	40,601	100,361	292	(120)	100,533
Obligations of states and political subdivisions	166,161	6,452	(176)	172,437	65,757	3,032	-	68,789
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	13,771	541	(49)	14,263	12,177	201	(2)	12,376
Issued by FNMA and FHLMC	229,915	3,511	(938)	232,488	12,395	37	(10)	12,422
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,535,141	12,173	(17,246)	1,530,068	822,135	3,020	(5,160)	819,995
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	225,065	7,199	(192)	232,072	142,744	236	(2,489)	140,491
Asset-backed securities and structured financial products	35,891	1,153	-	37,044	-	-	-	-
Total	$2,370,833	$31,882	$(20,274)	$2,382,441	$1,155,569	$6,818	$(7,781)	$1,154,606

December 31, 2013
U.S. Treasury securities	$501	$1	$-	$502	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	129,653	1,125	(1,485)	129,293	-	-	-	-
Issued by U.S. Government sponsored agencies	40,681	19	(521)	40,179	100,159	-	(1,580)	98,579
Obligations of states and political subdivisions	165,810	6,243	(315)	171,738	65,987	2,806	(281)	68,512
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,099	459	(84)	14,474	9,433	142	(72)	9,503
Issued by FNMA and FHLMC	239,880	3,147	(1,909)	241,118	12,724	30	(162)	12,592
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,300,375	12,459	(22,093)	1,290,741	837,393	-	(15,072)	822,321
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	235,317	7,278	(423)	242,172	143,032	85	(3,791)	139,326
Asset-backed securities and structured financial products	62,689	1,248	-	63,937	-	-	-	-
Total	$2,189,005	$31,979	$(26,830)	$2,194,154	$1,168,728	$3,063	$(20,958)	$1,150,833

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2014, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $45.0 million ($27.8 million, net of tax).

During the first quarter of 2014, Trustmark sold its remaining $25.9 million of Collateralized Loan Obligations (CLO) generating a net gain of $389 thousand. These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item in the table shown above.

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2014	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government agencies	$74,562	$(752)	$9,671	$(788)	$84,233	$(1,540)
Issued by U.S. Government sponsored agencies	87,241	(253)	-	-	87,241	(253)
Obligations of states and political subdivisions	14,018	(166)	583	(10)	14,601	(176)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8,909	(49)	156	(2)	9,065	(51)
Issued by FNMA and FHLMC	83,252	(948)	-	-	83,252	(948)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,266,804	(21,777)	50,045	(629)	1,316,849	(22,406)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	151,393	(2,681)	-	-	151,393	(2,681)
Total	$1,686,179	$(26,626)	$60,455	$(1,429)	$1,746,634	$(28,055)

December 31, 2013
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,908	$(1,485)	$-	$-	$68,908	$(1,485)
Issued by U.S. Government sponsored agencies	138,478	(2,101)	-	-	138,478	(2,101)
Obligations of states and political subdivisions	55,963	(586)	796	(10)	56,759	(596)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,732	(155)	161	(1)	14,893	(156)
Issued by FNMA and FHLMC	118,466	(2,071)	-	-	118,466	(2,071)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,534,381	(36,750)	23,458	(415)	1,557,839	(37,165)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	177,412	(4,214)	-	-	177,412	(4,214)
Total	$2,108,340	$(47,362)	$24,415	$(426)	$2,132,755	$(47,788)

The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2014.  There were no other-than-temporary impairments for the three months ended March 31, 2014 and 2013.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2014	2013
Proceeds from calls and sales of securities	$26,274	$35,748
Gross realized gains	389	219
Gross realized (losses)	-	(15)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2014, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$9,597	$9,658	$2,284	$2,315
Due after one year through five years	126,829	130,841	12,984	13,928
Due after five years through ten years	70,137	72,255	134,545	136,620
Due after ten years	160,378	160,796	16,305	16,459
	366,941	373,550	166,118	169,322
Mortgage-backed securities	2,003,892	2,008,891	989,451	985,284
Total	$2,370,833	$2,382,441	$1,155,569	$1,154,606

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	March 31, 2014	December 31, 2013
Loans secured by real estate:
Construction, land development and other land loans	$592,658	$596,889
Secured by 1-4 family residential properties	1,533,781	1,485,564
Secured by nonfarm, nonresidential properties	1,461,947	1,415,139
Other	193,221	189,362
Commercial and industrial loans	1,207,367	1,157,614
Consumer loans	160,153	165,308
Other loans	774,639	789,005
LHFI	5,923,766	5,798,881
Less allowance for loan losses, LHFI	67,518	66,448
Net LHFI	$5,856,248	$5,732,433

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2014, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At March 31, 2014 and December 31, 2013, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $64.0 million and $65.2 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended March 31, 2014 and 2013.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At March 31, 2014 and December 31, 2013, specifically evaluated impaired LHFI totaled $27.6 million and $31.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $1.8 million and $2.2 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $46 thousand and $986 thousand for the first three months of 2014 and 2013, respectively.  Provision recapture on specifically evaluated impaired LFHI totaled $536 thousand and $1.3 million for the first three months of 2014 and 2013, respectively.

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

At March 31, 2014 and December 31, 2013, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $36.4 million and $33.7 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $3.7 million and $3.0 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$11,259	$581,399	$592,658
Secured by 1-4 family residential properties	24,585	1,509,196	1,533,781
Secured by nonfarm, nonresidential properties	20,701	1,441,246	1,461,947
Other	1,307	191,914	193,221
Commercial and industrial loans	5,451	1,201,916	1,207,367
Consumer loans	134	160,019	160,153
Other loans	561	774,078	774,639
Total	$63,998	$5,859,768	$5,923,766

	December 31, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$13,327	$583,562	$596,889
Secured by 1-4 family residential properties	21,603	1,463,961	1,485,564
Secured by nonfarm, nonresidential properties	21,809	1,393,330	1,415,139
Other	1,327	188,035	189,362
Commercial and industrial loans	6,286	1,151,328	1,157,614
Consumer loans	151	165,157	165,308
Other loans	735	788,270	789,005
Total	$65,238	$5,733,643	$5,798,881

At March 31, 2014 and December 31, 2013, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	March 31, 2014
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$17,722	$8,974	$2,285	$11,259	$674	$12,293
Secured by 1-4 family residential properties	29,417	2,218	22,367	24,585	244	23,094
Secured by nonfarm, nonresidential properties	23,779	9,471	11,230	20,701	2,123	21,255
Other	1,363	-	1,307	1,307	121	1,317
Commercial and industrial loans	7,951	2,273	3,178	5,451	2,111	5,869
Consumer loans	248	-	134	134	1	143
Other loans	673	-	561	561	267	648
Total	$81,153	$22,936	$41,062	$63,998	$5,541	$64,619

	December 31, 2013
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land loans	$24,350	$9,817	$3,510	$13,327	$989	$20,216
Secured by 1-4 family residential properties	26,541	3,095	18,508	21,603	191	24,359
Secured by nonfarm, nonresidential properties	24,879	10,225	11,584	21,809	2,307	20,049
Other	1,375	-	1,327	1,327	122	2,641
Commercial and industrial loans	8,702	2,506	3,780	6,286	1,253	5,513
Consumer loans	286	-	151	151	2	255
Other loans	849	-	735	735	317	767
Total	$86,982	$25,643	$39,595	$65,238	$5,181	$73,800

A troubled debt restructuring (TDR) occurs when a borrower is experiencing financial difficulties, and for related economic or legal reasons, a concession is granted to the borrower that Trustmark would not otherwise consider.  Whatever the form of concession that might be granted by Trustmark, Management’s objective is to enhance collectibility by obtaining more cash or other value from the borrower or by increasing the probability of receipt by granting the concession than by not granting it.  Other concessions may arise from court proceedings or may be imposed by law.  In addition, TDRs also include those credits that are extended or renewed to a borrower who is not able to obtain funds from sources other than Trustmark at a market interest rate for new debt with similar risk.

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

At March 31, 2014 and December 31, 2013, LHFI classified as TDRs totaled $13.4 million and $14.8 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $9.1 million and $11.1 million, respectively.  The remaining TDRs at March 31, 2014 and December 31, 2013 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.6 million at the end of each respective period.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  There were no specific charge-offs related to TDRs for the three months ended March 31, 2014 compared to $60 thousand for the three months ended March 31, 2013.

The following table illustrates the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	10	$703	$694

	Three Months Ended March 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	2	$249	$193
Secured by nonfarm, nonresidential properties	1	952	952
Commercial and industrial	2	944	937
Other loans	1	2,490	2,490
Total	6	$4,635	$4,572

	Three Months Ended March 31,
	2014		2013
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	-	$-	4	$236
Secured by 1-4 family residential properties	-	-	19	1,506
Total	-	$-	23	$1,742

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

At March 31, 2014 and December 31, 2013, the following table details LHFI classified as TDRs by loan type ($ in thousands):

	March 31, 2014
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$4,757	$4,757
Secured by 1-4 family residential properties	1,540	4,141	5,681
Secured by nonfarm, nonresidential properties	-	2,215	2,215
Other loans secured by real estate	-	164	164
Commercial and industrial	-	542	542
Total Troubled Debt Restructurings by Type	$1,540	$11,819	$13,359

	December 31, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$6,247	$6,247
Secured by 1-4 family residential properties	1,320	4,201	5,521
Secured by nonfarm, nonresidential properties	-	2,292	2,292
Other loans secured by real estate	-	167	167
Commercial and industrial	-	549	549
Total Troubled Debt Restructurings by Type	$1,320	$13,456	$14,776

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to credit file completion and financial statement exceptions, total policy exceptions, collateral exceptions and violations of law as shown below:

•	Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content, completeness and organization and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits. Also included is an evaluation of the systems/procedures used to insure compliance with policy such as financial statements, review memos and loan agreements.
•	Underwriting/Policy – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within requirements of bank loan policy. A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled. Total policy exceptions measure the level of underwriting and other policy exceptions within a loan portfolio.
•	Collateral Documentation – focuses on the adequacy of documentation to support the obligation, perfect Trustmark’s collateral position and protect collateral value. There are two parts to this measure:
✓	Collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired.
✓	90 days and over collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired and the exception has been identified in excess of 90 days.
•	Compliance with Law – focuses on underwriting, documentation, approval and reporting in compliance with banking laws and regulations. Primary emphasis is directed to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and Regulation O requirements.

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

The distribution of the losses is accomplished by means of a loss distribution model that assigns a loss factor to each risk rating (1 to 9) in each commercial loan pool.  A factor is not applied to risk rate 10 as loans classified as Losses are not carried on Trustmark’s books over quarter-end as they are charged off within the period that the loss is determined.

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark's Credit Quality Review Committee meets monthly and performs a detailed review and evaluation of all loans of $100 thousand or more that are either delinquent thirty days or more or on nonaccrual.  This review includes recommendations regarding risk ratings, accrual status, charge-offs, and appropriate servicing officer as well as evaluation of problem credits for determination of troubled debt restructures. In addition, on a quarterly basis, the committee reviews and modifies continuous action plans for all credits rated seven or worse for relationships of $100 thousand or more.

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014
		Commercial LHFI
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$484,794	$5,165	$44,352	$262	$534,573
Secured by 1-4 family residential properties		123,788	1,566	7,414	185	132,953
Secured by nonfarm, nonresidential properties		1,368,632	9,660	81,973	308	1,460,573
Other		183,131	-	6,680	238	190,049
Commercial and industrial loans		1,150,067	19,826	35,808	1,662	1,207,363
Consumer loans		253	-	-	-	253
Other loans		761,979	60	6,998	561	769,598
		$4,072,644	$36,277	$183,225	$3,216	$4,295,362

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$57,524	$399	$-	$162	$58,085	$592,658
Secured by 1-4 family residential properties	1,370,812	7,232	1,430	21,354	1,400,828	1,533,781
Secured by nonfarm, nonresidential properties	1,374	-	-	-	1,374	1,461,947
Other	3,172	-	-	-	3,172	193,221
Commercial and industrial loans	3	-	1	-	4	1,207,367
Consumer loans	158,100	1,383	284	133	159,900	160,153
Other loans	5,041	-	-	-	5,041	774,639
	$1,596,026	$9,014	$1,715	$21,649	$1,628,404	$5,923,766

	December 31, 2013
		Commercial LHFI
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land loans		$493,380	$4,383	$47,610	$318	$545,691
Secured by 1-4 family residential properties		119,640	479	7,839	110	128,068
Secured by nonfarm, nonresidential properties		1,313,470	12,620	87,203	399	1,413,692
Other		178,951	-	6,756	235	185,942
Commercial and industrial loans		1,099,429	18,771	37,209	2,187	1,157,596
Consumer loans		496	-	-	-	496
Other loans		777,395	60	4,126	669	782,250
		$3,982,761	$36,313	$190,743	$3,918	$4,213,735

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$50,850	$131	$-	$217	$51,198	$596,889
Secured by 1-4 family residential properties	1,327,624	8,937	2,996	17,939	1,357,496	1,485,564
Secured by nonfarm, nonresidential properties	1,439	8	-	-	1,447	1,415,139
Other	3,418	2	-	-	3,420	189,362
Commercial and industrial loans	13	5	-	-	18	1,157,614
Consumer loans	162,348	2,012	302	150	164,812	165,308
Other loans	6,755	-	-	-	6,755	789,005
	$1,552,447	$11,095	$3,298	$18,306	$1,585,146	$5,798,881

Past Due LHFI and LHFS

LHFI past due 90 days or more totaled $1.9 million and $3.3 million at March 31, 2014 and December 31, 2013, respectively.  The following tables provide an aging analysis of past due and nonaccrual LHFI by class at March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$2,530	$154	$2,684	$11,259	$578,715	$592,658
Secured by 1-4 family residential properties	7,969	1,431	9,400	24,585	1,499,796	1,533,781
Secured by nonfarm, nonresidential properties	1,418	-	1,418	20,701	1,439,828	1,461,947
Other	63	-	63	1,307	191,851	193,221
Commercial and industrial loans	1,874	-	1,874	5,451	1,200,042	1,207,367
Consumer loans	1,382	284	1,666	134	158,353	160,153
Other loans	4	-	4	561	774,074	774,639
Total	$15,240	$1,869	$17,109	$63,998	$5,842,659	$5,923,766

(1) - Past due 90 days or more but still accruing interest.

	December 31, 2013
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$923	$-	$923	$13,327	$582,639	$596,889
Secured by 1-4 family residential properties	9,437	2,996	12,433	21,603	1,451,528	1,485,564
Secured by nonfarm, nonresidential properties	2,044	-	2,044	21,809	1,391,286	1,415,139
Other	5	-	5	1,327	188,030	189,362
Commercial and industrial loans	1,007	-	1,007	6,286	1,150,321	1,157,614
Consumer loans	2,012	302	2,314	151	162,843	165,308
Other loans	17	-	17	735	788,253	789,005
Total	$15,445	$3,298	$18,743	$65,238	$5,714,900	$5,798,881

(1) - Past due 90 days or more but still accruing interest.

LHFS past due 90 days or more totaled $20.1 million and $21.5 million at March 31, 2014 and December 31, 2013, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2014.  During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in mortgage banking, net for 2013.

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

During 2013, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI to incorporate a loan facility risk component.  Loan facility risk embodies the nature, frequency and duration of the repayment structure as it pertains to the actual source of loan repayment.  The underlying loan structure and nature of the credit either is risk neutral for standard structure or adds risk to the credit for any variance that represents additional credit risk from the standard structure.  If the facility structure adds additional credit risk, qualitative reserves are added to individual loans based on their respective commercial loan pools.  Factors considered in assigning facility risk include whether the principal is amortizing or not amortizing, revolving or not revolving, the payment frequency and the duration of the payment structure.  An additional provision of approximately $1.6 million was recorded in 2013 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.

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

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at January 1,	$66,448	$78,738
Loans charged-off	(3,016)	(3,325)
Recoveries	4,891	4,455
Net recoveries	1,875	1,130
Provision for loan losses, LHFI	(805)	(2,968)
Balance at March 31,	$67,518	$76,900

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at March 31, 2014 and 2013 ($ in thousands):

	2014
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	March 31,
Loans secured by real estate:
Construction, land development and other land loans	$13,165	$(49)	$2,615	$(3,297)	$12,434
Secured by 1-4 family residential properties	9,633	(1,282)	64	515	8,930
Secured by nonfarm, nonresidential properties	19,672	(47)	33	(859)	18,799
Other	2,080	-	-	24	2,104
Commercial and industrial loans	15,522	(121)	185	3,494	19,080
Consumer loans	2,405	(510)	1,068	(910)	2,053
Other loans	3,971	(1,007)	926	228	4,118
Total allowance for loan losses, LHFI	$66,448	$(3,016)	$4,891	$(805)	$67,518

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$674	$11,760	$12,434
Secured by 1-4 family residential properties			244	8,686	8,930
Secured by nonfarm, nonresidential properties			2,123	16,676	18,799
Other			121	1,983	2,104
Commercial and industrial loans			2,111	16,969	19,080
Consumer loans			1	2,052	2,053
Other loans			267	3,851	4,118
Total allowance for loan losses, LHFI			$5,541	$61,977	$67,518

	2013
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	March 31,
Loans secured by real estate:
Construction, land development and other land loans	$21,838	$(297)	$-	$(1,964)	$19,577
Secured by 1-4 family residential properties	12,957	(209)	59	(1,083)	11,724
Secured by nonfarm, nonresidential properties	21,096	(168)	-	(896)	20,032
Other	2,197	(910)	-	53	1,340
Commercial and industrial loans	14,319	(40)	2,031	1,360	17,670
Consumer loans	3,087	(634)	1,451	(876)	3,028
Other loans	3,244	(1,067)	914	438	3,529
Total allowance for loan losses, LHFI	$78,738	$(3,325)	$4,455	$(2,968)	$76,900

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans			$3,514	$16,063	$19,577
Secured by 1-4 family residential properties			1,117	10,607	11,724
Secured by nonfarm, nonresidential properties			2,170	17,862	20,032
Other			32	1,308	1,340
Commercial and industrial loans			3,584	14,086	17,670
Consumer loans			2	3,026	3,028
Other loans			594	2,935	3,529
Total allowance for loan losses, LHFI			$11,013	$65,887	$76,900

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	March 31, 2014		December 31, 2013
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$2,239	$88,683	$2,363	$98,928
Secured by 1-4 family residential properties	15,572	145,213	16,416	157,914
Secured by nonfarm, nonresidential properties	10,629	271,696	10,945	287,136
Other	2,470	34,787	2,644	33,948
Commercial and industrial loans	361	135,114	394	149,495
Consumer loans	49	15,024	119	18,428
Other loans	1,350	23,130	1,335	24,141
Acquired loans	32,670	713,647	34,216	769,990
Less allowance for loan losses, acquired loans	1,800	8,740	2,387	7,249
Net acquired loans	$30,870	$704,907	$31,829	$762,741

On February 15, 2013, Trustmark completed its merger with BancTrust.  Loans acquired in the BancTrust acquisition were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust acquisition as acquired impaired loans under FASB ASC Topic 310-30 except for $153.9 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under FASB ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  During the second and third quarters of 2013, Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans totaling $6.8 million.  The purchase price allocation for these loans was considered final as of December 31, 2013.

The following table presents the adjusted fair value of loans acquired as of the date of the BancTrust acquisition ($ in thousands):

At acquisition date:	February 15, 2013
Contractually required principal and interest	$1,256,669
Nonaccretable difference	201,324
Cash flows expected to be collected	1,055,345
Accretable yield	98,394
FASB ASC Topic 310-20 discount	12,716
Fair value of loans at acquisition	$944,235

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2013	$45,391	$2,460	$72,942	$6,696
Loans acquired (2)	-	-	790,335	153,900
Accretion to interest income	5,150	159	35,538	2,628
Payments received, net	(18,976)	(819)	(229,618)	(39,281)
Other	(3,202)	(137)	(24,177)	(858)
Less change in allowance for loan losses, acquired loans	1,803	-	(5,364)	-
Carrying value, net at December 31, 2013	30,166	1,663	639,656	123,085
Loans acquired	-	-	-	-
Accretion to interest income	1,020	1	11,689	456
Payments received, net	(2,763)	171	(42,834)	(4,748)
Other	25	-	(13,417)	(7,489)
Less change in allowance for loan losses, acquired loans	587	-	(1,491)	-
Carrying value, net at March 31, 2014	$29,035	$1,835	$593,603	$111,304

(1) Acquired nonimpaired loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

Under FASB ASC Topic 310-30, the accretable yield is the excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  The following table presents changes in the accretable yield for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Accretable yield at January 1,	$(109,006)	$(26,383)
Additions due to acquisition (1)	-	(98,394)
Accretion to interest income	12,709	7,816
Disposals	2,883	1,575
Reclassification to / (from) nonaccretable difference (2)	(11,904)	(2,556)
Accretable yield at March 31,	$(105,318)	$(117,942)

(1) Accretable yield on loans acquired from BancTrust on February 15, 2013, adjusted for measurement period adjustments.
(2) Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Covered	Noncovered	Total
Balance at January 1, 2014	$2,387	$7,249	$9,636
Provision for loan losses, acquired loans	(474)	537	63
Loans charged-off	(53)	729	676
Recoveries	(60)	225	165
Net (charge-offs) recoveries	(113)	954	841
Balance at March 31, 2014	$1,800	$8,740	$10,540

	Covered	Noncovered	Total
Balance at January 1, 2013	$4,190	$1,885	$6,075
Provision for loan losses, acquired loans	(564)	694	130
Loans charged-off	862	(642)	220
Recoveries	9	24	33
Net recoveries (charge-offs)	871	(618)	253
Balance at March 31, 2013	$4,497	$1,961	$6,458

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans		$203	$-	$1,110	$796	$2,109
Secured by 1-4 family residential properties		1,802	374	1,403	-	3,579
Secured by nonfarm, nonresidential properties		5,333	105	4,549	-	9,987
Other		857	128	722	2	1,709
Commercial and industrial loans		227	27	107	-	361
Consumer loans		-	-	-	-	-
Other loans		247	-	435	665	1,347
Total covered loans		8,669	634	8,326	1,463	19,092

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans		34,577	1,456	38,280	8,363	82,676
Secured by 1-4 family residential properties		33,574	1,611	15,828	214	51,227
Secured by nonfarm, nonresidential properties		176,764	6,787	84,451	3,694	271,696
Other		29,228	910	4,266	285	34,689
Commercial and industrial loans		105,176	1,886	22,509	5,543	135,114
Consumer loans		-	-	-	-	-
Other loans		20,720	-	1,004	1,351	23,075
Total noncovered loans		400,039	12,650	166,338	19,450	598,477
Total acquired loans		$408,708	$13,284	$174,664	$20,913	$617,569

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	$130	$-	$-	$-	$130	$2,239
Secured by 1-4 family residential properties	10,804	753	431	5	11,993	15,572
Secured by nonfarm, nonresidential properties	469	-	173	-	642	10,629
Other	676	85	-	-	761	2,470
Commercial and industrial loans	-	-	-	-	-	361
Consumer loans	44	5	-	-	49	49
Other loans	3	-	-	-	3	1,350
Total covered loans	12,126	843	604	5	13,578	32,670

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	5,371	135	501	-	6,007	88,683
Secured by 1-4 family residential properties	87,982	3,135	2,786	83	93,986	145,213
Secured by nonfarm, nonresidential properties	-	-	-	-	-	271,696
Other	98	-	-	-	98	34,787
Commercial and industrial loans	-	-	-	-	-	135,114
Consumer loans	14,781	236	7	-	15,024	15,024
Other loans	55	-	-	-	55	23,130
Total noncovered loans	108,287	3,506	3,294	83	115,170	713,647
Total acquired loans	$120,413	$4,349	$3,898	$88	$128,748	$746,317

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

At March 31, 2014 and December 31, 2013, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At March 31, 2014, approximately $2.8 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $2.4 million of acquired loans at December 31, 2013.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	$1	$553	$554	$445	$1,240	$2,239
Secured by 1-4 family residential properties	1,275	535	1,810	5	13,757	15,572
Secured by nonfarm, nonresidential properties	2,429	487	2,916	-	7,713	10,629
Other	358	301	659	-	1,811	2,470
Commercial and industrial loans	39	-	39	74	248	361
Consumer loans	5	-	5	-	44	49
Other loans	435	665	1,100	-	250	1,350
Total covered loans	4,542	2,541	7,083	524	25,063	32,670

Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	1,476	28,046	29,522	230	58,931	88,683
Secured by 1-4 family residential properties	5,146	4,838	9,984	530	134,699	145,213
Secured by nonfarm, nonresidential properties	5,728	14,990	20,718	293	250,685	271,696
Other	100	2,662	2,762	283	31,742	34,787
Commercial and industrial loans	7,640	2,999	10,639	958	123,517	135,114
Consumer loans	236	7	243	-	14,781	15,024
Other loans	169	89	258	19	22,853	23,130
Total noncovered loans	20,495	53,631	74,126	2,313	637,208	713,647
Total acquired loans	$25,037	$56,172	$81,209	$2,837	$662,271	$746,317

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
(2) - Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

The activity in mortgage servicing rights (MSR) is detailed in the table below ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$67,834	$47,341
Origination of servicing assets	2,315	5,521
Change in fair value:
Due to market changes	(723)	1,127
Due to runoff	(1,812)	(2,460)
Balance at end of period	$67,614	$51,529

During the first three months of 2014 and 2013, Trustmark sold $184.9 million and $392.0 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $1.8 million for the first three months of 2014 compared to $10.2 million for the first three months of 2013.  Trustmark's mortgage loans serviced for others totaled $5.514 billion at March 31, 2014, compared with $5.461 billion at December 31, 2013.

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) to provide a response to putback requests within 60 days of the date of receipt. Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.

The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2014 and 2013 were $150 thousand and $590 thousand, respectively.  During November 2013, Trustmark finalized its agreement with FNMA (the "Resolution Agreement") to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  At both March 31, 2014 and December 31, 2013, the reserve for mortgage loan servicing putback expenses totaled $1.1 million.

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

Note 7 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At March 31, 2014, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and losses, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$106,539	$78,189
Additions (1)	13,694	49,980
Disposals	(7,594)	(8,162)
Writedowns	(1,103)	(1,601)
Balance at end of period	$111,536	$118,406

Loss, net on the sale of other real estate included in ORE/Foreclosure expense	$(415)	$(15)

(1) Additions as of March 31, 2013 included $41.2 million of other real estate acquired from BancTrust on February 15, 2013.

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2014	2013
Construction, land development and other land properties	$68,216	$65,273
1-4 family residential properties	13,994	14,696
Nonfarm, nonresidential properties	29,152	26,433
Other real estate properties	174	137
Total other real estate, excluding covered other real estate	$111,536	$106,539

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2014	2013
Alabama	$24,103	$25,912
Florida	42,013	34,480
Mississippi (1)	22,287	22,766
Tennessee (2)	13,000	12,892
Texas	10,133	10,489
Total other real estate, excluding covered other real estate	$111,536	$106,539

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the three months ended March 31, 2014 and 2013, changes and gains (losses), net on covered other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$5,108	$5,741
Transfers from covered loans	98	947
FASB ASC 310-30 adjustment for the residual recorded investment	(52)	(246)
Net transfers from covered loans	46	701
Disposals	(315)	(203)
Writedowns	(80)	(360)
Balance at end of period	$4,759	$5,879

Loss, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(120)	$(59)

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2014	2013
Construction, land development and other land properties	$725	$733
1-4 family residential properties	1,586	1,981
Nonfarm, nonresidential properties	2,448	2,394
Total covered other real estate	$4,759	$5,108

Note 8 – FDIC Indemnification Asset

Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.9 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first three months of 2014 and 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first three months of 2014 included $332 thousand of amortization of the FDIC indemnification asset, compared to $54 thousand of accretion for the first three months of 2013, as a result of improvements in the expected cash flows and lower loss expectations.  During the first three months of 2014 and 2013, other noninterest income included a reduction of the FDIC indemnification asset of $356 thousand and $1.4 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

For the three months ended March 31, 2014 and 2013, changes in the FDIC indemnification asset were as follows ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$14,347	$21,774
(Amortization) accretion	(332)	54
Transfers to FDIC claims	(139)	(270)
Change in expected cash flows	(239)	(1,335)
Change in FDIC true-up provision	(150)	(25)
Balance at end of period	$13,487	$20,198

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	March 31,	December 31,
	2014	2013
Noninterest-bearing demand deposits	$2,879,341	$2,663,503
Interest-bearing demand	1,833,146	1,923,701
Savings	3,229,737	2,997,294
Time	2,179,895	2,275,404
Total	$10,122,119	$9,859,902

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), which covers substantially all associates employed prior to 2007.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  In an effort to control expenses, Trustmark’s Board of Directors voted to freeze plan benefits effective during 2009, with the exception of certain associates covered through plans obtained by acquisitions.  Associates have not earned additional benefits, except for interest as required by Internal Revenue Service (IRS) regulations, since the effective date.  Associates will retain their previously earned pension benefits.  As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a qualified pension plan (BancTrust Pension Plan), which was frozen prior to the acquisition date.  On January 28, 2014, Trustmark's Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The IRS will be asked to review the BancTrust Pension Plan’s tax qualification at its termination, and a determination request will be submitted to the IRS.  The Pension Benefit Guaranty Corporation (PBGC) will also review the BancTrust Pension Plan’s termination.  Plan assets of the BancTrust Pension Plan will continue to be held in trust until the termination distributions are made. The termination of the BancTrust Pension Plan is not expected to have a material impact on net periodic pension cost between the plan termination date and the date final termination distributions are made.

The following table presents information regarding net periodic benefit cost for Trustmark’s qualified pension plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Net periodic benefit cost
Service cost	$124	$150
Interest cost	1,321	990
Expected return on plan assets	(1,558)	(1,541)
Recognized net loss due to settlement	375	-
Recognized net actuarial loss	736	1,395
Net periodic benefit cost	$998	$994

The acceptable range of contributions to Trustmark’s qualified pension plans is determined each year by the plans’ actuary in accordance with applicable IRS rules and regulations.  Trustmark's policy is to fund amounts allowable for federal income tax purposes.  The actual amount of the contribution is determined based on the plans’ funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2014, the minimum required contribution for Trustmark’s qualified pension plans is expected to be $2.0 million.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elected to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a nonqualified supplemental retirement plan, which plan benefits were frozen prior to the acquisition date.  The following table presents information regarding net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Net periodic benefit cost
Service cost	$73	$149
Interest cost	554	484
Amortization of prior service cost	63	63
Recognized net actuarial loss	170	259
Net periodic benefit cost	$860	$955

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

Stock Option Grants

Stock option awards under the 1997 Plan and the 2005 Plan were granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant, and vested equally in annual increments.  No stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively.

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

The following table summarizes the stock and incentive plans’ vesting periods and contractual terms in years:

	Vesting	Contractual
	Period	Term
Stock option awards - 1997 plan	4	10
Stock option awards - 2005 plan	5	7
Performance awards (includes acheivement shares for grants after 2013)	3	-
Achievement shares from performance grants prior to 2013	3	-
Time-vested awards	3	-

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended March 31, 2014
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	105,450	160,520	291,634
Granted	-	73,726	103,690
Granted - achievement shares	-	-	-
Exercised or released from restriction	-	(38,580)	(60,339)
Expired	(6,000)	-	-
Forfeited	-	(11,533)	(1,247)
Outstanding/Nonvested shares or units, end of period	99,450	184,133	333,738

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Compensation expense - Stock and Incentive plans:
Performance awards	$263	$211
Time-vested awards	928	811
Total	$1,191	$1,022

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.289 billion and $2.091 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $147.2 million and $156.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2014, the fair value of collateral held was $37.0 million.

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

TNB is the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees.  One of these cases has been dismissed pursuant to a court-approved settlement, and the other case is expected to be dismissed in the near future.  Kathy D. White v. TNB was filed in Tennessee state court in Memphis, Tennessee and was removed on June 19, 2012 to the United States District Court for the Western District of Tennessee.  (Plaintiff Kathy White had filed an earlier, virtually identical action that was voluntarily dismissed.)  Leroy Jenkins v. TNB was filed on June 4, 2012 in the United States District Court for the Southern District of Mississippi.  The White and Jenkins pleadings are matters of public record in the files of the courts.  In both cases, the plaintiffs purport to represent classes of similarly-situated customers of TNB.  The White complaint asserts claims of breach of contract, breach of a duty of good faith and fair dealing, unconscionability, conversion, and unjust enrichment.  The Jenkins complaint originally included similar allegations as well as federal-law claims under the Electronic Funds Transfer Act (EFTA) and RICO; however, the RICO claims were voluntarily dismissed from the case on January 9, 2013.  Each of these complaints seeks the imposition of a constructive trust and unquantified damages.  These complaints were largely patterned after similar lawsuits that have been filed against other banks across the country.  On July 19, 2012, the plaintiff in the White case filed an amended complaint to add plaintiffs from Mississippi and also to add federal EFTA claims.  Trustmark contends that amended complaint was procedurally improper.  On October 4, 2012, the plaintiff in the White case moved for leave to add two Tennessee plaintiffs.  Trustmark filed preliminary dismissal and venue transfer motions, and discovery proceeded, in the White case; the Jenkins case also involved active discovery.  Trustmark also filed a motion to dismiss all claims except the EFTA claim in the Jenkins case.  All of these motions remained pending when the parties engaged in active settlement negotiations under the Mississippi federal court’s supervision in June of 2013.

On August 18, 2013, the class action plaintiffs in both cases and Trustmark agreed to a settlement, the terms and conditions of which are set forth in an executed Settlement Agreement and Release (the “Settlement”).  The Settlement is a matter of public record in the court file in the Leroy Jenkins case referenced above.  The parties reached the Settlement through arm’s-length negotiations following two court-ordered settlement conferences with United States Magistrate Judge F. Keith Ball.  Under the Settlement, subject to the terms and conditions therein and subject to court approval, and without admission of liability, fault or wrongdoing by Trustmark, plaintiffs and a settlement class consisting of TNB account holders whose accounts met certain criteria with respect to overdraft and non-sufficient funds fees between September 28, 2005 and the date of the court’s preliminary approval of the Settlement (the “Settlement Class”) would fully, finally, and forever resolve, discharge, and release their claims in exchange for Trustmark’s payment of $4.0 million, inclusive of all attorneys’ fees and costs, to create a common fund to benefit the Settlement Class.  In addition, Trustmark agreed to adhere to its current method of time-ordered posting for non-recurring point of sale and ATM debit transactions for two years following the effective date of the Settlement, and to pay all fees and costs associated with providing notice to the Settlement Class and for implementation of the Settlement by the Settlement Administrator.

In an order dated October 11, 2013, the United States District Court for the Southern District of Mississippi preliminarily approved the Settlement.  Notice was provided to members of the Settlement Class, who were given the option of opting out of the Settlement or objecting to the Settlement.  Pursuant to court approval, a professional Settlement Administrator was engaged to provide notices to the Settlement Class and to facilitate apportionment of the Settlement funds and payment of the funds among class members.  Fewer than twenty class members opted out of the settlement.  No one objected to the settlement.  The court held a hearing on March 25, 2014, and on that same day the court issued an order and final judgment approving the class-wide Settlement, requiring Trustmark to comply with the agreed-upon practices as described above, prohibiting members of the Settlement Class from filing additional suits (except for those who had opted out of the class), and dismissing the Leroy Jenkins lawsuit with prejudice.  Dismissal of the Kathy D. White case is a condition of the class-wide Settlement.  That dismissal will be accomplished shortly after the payments to the Settlement Class are finalized.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Basic shares	67,410	65,983
Dilutive shares	140	167
Diluted shares	67,550	66,150

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013

Weighted-average antidilutive stock awards	117	696

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Income taxes paid	$350	$480
Interest expense paid on deposits and borrowings	5,475	5,023
Noncash transfers from loans to other real estate (1)	13,740	8,886
Assets acquired in business combinations	-	1,851,878
Liabilities assumed in business combinations	-	1,821,066

(1) Includes transfers from covered loans to covered other real estate.

Note 15 – Shareholders' Equity

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of March 31, 2014, Trustmark and TNB exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2014.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2014, which Management believes have affected Trustmark’s or TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At March 31, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,149,286	14.34%	$641,319	8.00%	n/	a	n/	a
Trustmark National Bank	1,125,674	14.07%	640,125	8.00%	$800,156		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,263	13.11%	$320,659	4.00%	n/	a	n/	a
Trustmark National Bank	1,029,171	12.86%	320,062	4.00%	$480,094		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,051,263	9.14%	$459,907	4.00%	n/	a	n/	a
Trustmark National Bank	1,029,171	8.97%	459,183	4.00%	$573,979		5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831		5.00%

Accumulated Other Comprehensive (Loss) Income

The following table presents the components of accumulated other comprehensive (loss) income and the related tax effects allocated to each component for the three months ended March 31, 2014 and 2013 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to settlement and recognized net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Three Months Ended March 31, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$6,848	$(2,619)	$4,229
Reclassification adjustment for net gains realized in net income	(389)	149	(240)
Change in net unrealized holding loss on securities transferred to held to maturity	1,333	(510)	823
Total securities available for sale and transferred securities	7,792	(2,980)	4,812
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39
Recognized net loss due to settlement	375	(143)	232
Recognized net actuarial loss	906	(347)	559
Total pension and other postretirement benefit plans	1,344	(514)	830
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(661)	253	(408)
Total other comprehensive income	$8,475	$(3,241)	$5,234

Three Months Ended March 31, 2013:
Securities available for sale:
Unrealized holding gains arising during the period	$2,234	$(854)	$1,380
Reclassification adjustment for net gains realized in net income	(204)	78	(126)
Total securities available for sale	2,030	(776)	1,254
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39
Recognized net actuarial loss	1,654	(633)	1,021
Total pension and other postretirement benefit plans	1,717	(657)	1,060
Total other comprehensive income	$3,747	$(1,433)	$2,314

The following table presents the changes in the balances of each component of accumulated other comprehensive (loss) income for the periods ended March 31, 2014 and 2013 ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Gains on Cash Flow Hedge	Total
Balance at January 1, 2014	$(25,462)	$(19,793)	$1,524	$(43,731)
Other comprehensive income (loss) before reclassification	5,052	830	(408)	5,474
Amounts reclassified from accumulated other comprehensive income	(240)	-	-	(240)
Net other comprehensive income (loss)	4,812	830	(408)	5,234
Balance at March 31, 2014	$(20,650)	$(18,963)	$1,116	$(38,497)

Balance at January 1, 2013	$44,935	$(41,540)	$-	$3,395
Other comprehensive income before reclassification	1,380	1,060	-	2,440
Amounts reclassified from accumulated other comprehensive income	(126)	-	-	(126)
Net other comprehensive income	1,254	1,060	-	2,314
Balance at March 31, 2013	$46,189	$(40,480)	$-	$5,709

Note 16 – Fair Value

Financial Instruments Measured at Fair Value

The methodologies Trustmark uses in determining the fair values are based primarily on the use of independent, market-based data to reflect a value that would be reasonably expected upon exchange of the position in an orderly transaction between market participants at the measurement date.  The predominant portion of assets that are stated at fair value are of a nature that can be valued using prices or inputs that are readily observable through a variety of independent data providers.  The providers selected by Trustmark for fair valuation data are widely recognized and accepted vendors whose evaluations support the pricing functions of financial institutions, investment and mutual funds, and portfolio managers.  Trustmark has documented and evaluated the pricing methodologies used by the vendors and maintains internal processes that regularly test valuations for anomalies.

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2014 and the year ended December 31, 2013.

	March 31, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$-	$100	$-
U.S. Government agency obligations	163,969	-	163,969	-
Obligations of states and political subdivisions	172,437	-	172,437	-
Mortgage-backed securities	2,008,891	-	2,008,891	-
Asset-backed securities and structure financial products	37,044	-	37,044	-
Securities available for sale	2,382,441	-	2,382,441	-
Loans held for sale	120,446	-	120,446	-
Mortgage servicing rights	67,614	-	-	67,614
Other assets - derivatives	5,960	(630)	5,774	816
Other liabilities - derivatives	4,485	630	3,855	-

	December 31, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$502	$-	$502	$-
U.S. Government agency obligations	169,472	-	169,472	-
Obligations of states and political subdivisions	171,738	-	171,738	-
Mortgage-backed securities	1,788,505	-	1,788,505	-
Asset-backed securities and structure financial products	63,937	-	63,937	-
Securities available for sale	2,194,154	-	2,194,154	-
Loans held for sale	149,169	-	149,169	-
Mortgage servicing rights	67,834	-	-	67,834
Other assets - derivatives	4,994	(2,579)	7,447	126
Other liabilities - derivatives	3,298	581	2,717	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended March 31, 2014 and 2013 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2014	$67,834	$126
Total net (losses) gains included in Mortgage banking, net (1)	(2,535)	802
Additions	2,315	-
Sales	-	(112)
Balance, March 31, 2014	$67,614	$816

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2014	$(723)	$(96)

Balance, January 1, 2013	$47,341	$2,284
Total net (losses) gains included in Mortgage banking, net (1)	(1,333)	2,816
Additions	5,521	-
Sales	-	(3,163)
Balance, March 31, 2013	$51,529	$1,937

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2013	$1,127	$427

(1)	Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2014, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value/as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2014, Trustmark had outstanding balances of $27.6 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared with $31.6 million at December 31, 2013.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At March 31, 2014, Trustmark's geographic other real estate distribution is concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $13.7 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2014, compared with $50.0 million for the same period in 2013.  Foreclosed assets measured at fair value upon initial recognition for the three months ended March 31, 2013, included $41.2 million of other real estate acquired from BancTrust.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $5.1 million and $1.3 million for the first three months of 2014 and 2013, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $7.6 million of foreclosed assets were remeasured during the first three months of 2014, requiring write-downs of $1.1 million to reach their current fair values compared to $13.2 million of foreclosed assets that were remeasured during the first three months of 2013, requiring write-downs of $1.6 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 19 – Fair Value included in Item 8 of Trustmark’s Form 10-K Annual Report for the year ended December 31, 2013.

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013, are as follows ($ in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$423,819	$423,819	$353,014	$353,014
Securities held to maturity	1,155,569	1,154,606	1,168,728	1,150,833
Level 3 Inputs:
Net LHFI	5,856,248	5,894,453	5,732,433	5,787,408
Net acquired loans	735,777	735,777	794,570	794,570
FDIC indemnification asset	13,487	13,487	14,347	14,347

Financial Liabilities:
Level 2 Inputs:
Deposits	10,122,119	10,126,897	9,859,902	9,866,118
Short-term liabilities	319,012	319,012	317,972	317,972
Long-term FHLB advances	8,341	8,358	8,458	8,474
Subordinated notes	49,912	53,783	49,904	53,387
Junior subordinated debt securities	61,856	40,206	61,856	40,206

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at March 31, 2014 and December 31, 2013.

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The ineffective portion of changes in the fair value of the forward sales contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $162.6 million at March 31, 2014, with a negative valuation adjustment of $118 thousand, compared to $155.8 million, with a positive valuation adjustment of $1.9 million as of December 31, 2013.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2014.  The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive loss totaled $1.1 million at March 31, 2014.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $201 thousand will be reclassified as an increase to interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $1.9 million and $1.3 million for the quarters ended March 31, 2014 and 2013, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $95.5 million at March 31, 2014, with a positive valuation adjustment of $816 thousand, compared to $58.5 million, with a positive valuation adjustment of $126 thousand as of December 31, 2013.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $347.0 million related to this program, compared to $355.9 million as of December 31, 2013.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $643 thousand compared to $508 thousand as of December 31, 2013.  As of March 31, 2014, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of March 31, 2014 and December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.5 million and $19.7 million, respectively.  The fair values of these risk participation agreements were immaterial at March 31, 2014 and December 31, 2013.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31,	December 31,
	2014	2013
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$1,808	$2,469
Forward contracts included in other liabilities	118	(1,911)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(760)	$(2,662)
Exchange traded purchased options included in other assets	130	83
OTC written options (rate locks) included in other assets	816	126
Interest rate swaps included in other assets	3,947	4,962
Credit risk participation agreements included in other assets	19	16
Exchange traded written options included in other liabilities	630	581
Interest rate swaps included in other liabilities	3,737	4,628

	Three Months Ended March 31,
	2014	2013
Derivatives in hedging relationships
Amount of gain (loss) recognized in mortgage banking, net	$2,029	$(66)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$3,276	$(215)
Amount of loss recognized in bankcard and other fees	(121)	(27)

The following table discloses the amount included in other comprehensive income for derivative instruments designated as cash flow hedges for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Derivatives in cash flow hedging relationship
Amount of loss recognized in other comprehensive income	$(408)	$-

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,755	$-	$5,755	$(1,037)	$(1,360)	$3,358

Offsetting of Derivative Liabilities
As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,737	$-	$3,737	$(1,037)	$-	$2,700

Offsetting of Derivative Assets
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,431	$-	$7,431	$(967)	$(1,920)	$4,544

Offsetting of Derivative Liabilities
As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,628	$-	$4,628	$(967)	$-	$3,661

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
General Banking
Net interest income	$93,839	$87,812
Provision for loan losses, net	(740)	(2,836)
Noninterest income	27,839	30,189
Noninterest expense	88,084	90,306
Income before income taxes	34,334	30,531
Income taxes	7,785	7,933
General banking net income	$26,549	$22,598

Selected Financial Information
Average assets	$11,780,274	$10,658,486
Depreciation and amortization	$8,478	$8,079

Wealth Management
Net interest income	$995	$1,098
Provision for loan losses, net	(2)	(2)
Noninterest income	8,141	6,906
Noninterest expense	6,937	5,830
Income before income taxes	2,201	2,176
Income taxes	729	723
Wealth management net income	$1,472	$1,453

Selected Financial Information
Average assets	$73,100	$76,227
Depreciation and amortization	$48	$42

Insurance
Net interest income	$70	$65
Noninterest income	8,098	7,244
Noninterest expense	6,597	6,009
Income before income taxes	1,571	1,300
Income taxes	589	485
Insurance net income	$982	$815

Selected Financial Information
Average assets	$65,442	$65,254
Depreciation and amortization	$230	$259

Consolidated
Net interest income	$94,904	$88,975
Provision for loan losses, net	(742)	(2,838)
Noninterest income	44,078	44,339
Noninterest expense	101,618	102,145
Income before income taxes	38,106	34,007
Income taxes	9,103	9,141
Consolidated net income	$29,003	$24,866

Selected Financial Information
Average assets	$11,918,816	$10,799,967
Depreciation and amortization	$8,756	$8,380

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

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

ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).”  Issued in July 2013, ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception.  The exception states that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 applies prospectively for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date.  ASU 2013-11 became effective for Trustmark’s financial statements on January 1, 2014, and the adoption did not have a significant impact to Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2014, TNB had total assets of $12.054 billion, which represented approximately 99.97% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 209 offices and 3,114 full-time equivalent associates located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At March 31, 2014, TNB’s mortgage loan portfolio totaled approximately $1.002 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.514 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers.  At March 31, 2014, Trustmark held assets under management and administration of $11.138 billion and brokerage assets of $1.489 billion.

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

Executive Overview

Recent Economic and Industry Developments

The economy has continued to show moderate signs of improvement; however, lingering economic concerns resulting from the cumulative weight of soft U.S. labor markets, slowing growth in emerging markets and uncertainty resulting from the timing and implementation by the Federal Reserve Board of its recently consummated tapering of its quantitative easing program remain.  The passage of a two-year budget agreement in the U.S., which excluded large tax increases or spending cuts, the recent passage by Congress of an increase in the Federal government’s debt ceiling, suggestions that Europe may be emerging from its economic recession, and strengthening business and consumer confidence should reduce economic uncertainty during 2014.  However, doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing the local markets in which Trustmark operates places continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Severe winter weather was responsible for lower than expected economic activity across the United States in January and February 2014.  Estimated employment growth in the United States for the first quarter of 2014 was reported to average approximately 178,000 jobs created per month.  However, the unemployment rate remained at 6.7% due to the increase in the number of people who reportedly rejoined the labor force.  Consumer confidence reported improvement in March as consumer expectations improved after declines in February.  Consumers reportedly were moderately more optimistic about future job prospects and the overall economy but less optimistic about income growth.  In the April 2014 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested overall economic activity continued to expand at a moderate pace during the first quarter reporting period.  According to the Federal Reserve Districts’ reports, consumer spending in most districts increased as weather conditions improved and foot traffic returned, and most districts reported improvements in auto sales, tourism and manufacturing during the first quarter reporting period.  According to the Federal Reserve Districts’ reports, strengthening loan demand and improvements in credit quality during the first quarter of 2014 were reported by the majority of the twelve districts, and while most districts reported mixed or declining residential mortgage borrowing, overall the districts reported growth in commercial loan volumes and commercial mortgage lending.

While interest rates remain low by historical standards, recent increases in rates reduced the demand for mortgage refinancings, leading to a drop in mortgage origination and sales activity in the first three months of 2014.  In the Federal Deposit Insurance Corporation’s (FDIC) fourth quarter 2013 “Quarterly Banking Profile,” (published February 26, 2014) insured institutions reported, in the aggregate, that lower expenses for loan-loss provisions and a reduction in litigation reserves contributed to 16.9% year-over-year increase in quarterly net income despite the year-over-year decline in quarterly revenues primarily due to reduced mortgage lending activity.  The FDIC insured institutions also reported in the fourth quarter 2013 “Quarterly Banking Profile,” in the aggregate, a 9.6% increase in net income for the full year 2013 compared to the previous year as loan-loss provisions lowered for the fourth consecutive year to the smallest annual total since 2006.  The FDIC insured institutions also reported in the fourth quarter 2013 “Quarterly Banking Profile,” in the aggregate, the lowest fourth-quarter total for net charge-offs since 2006 as charge-offs in all major loan categories had year-over-year declines, improved noncurrent levels across all major loan categories, declines in loan-loss reserves for the fifteenth consecutive quarter as net charge-offs taken out of reserves exceed the provisions added to reserves, and increased equity capital as the industry’s core capital (leverage) ratio edged up to its highest level in the twenty-three years that the current capital standards have been in effect.

Financial Highlights

Trustmark continued to achieve solid financial results in the first quarter of 2014, reflecting the fourth consecutive quarter of growth in the loans held for investment (LHFI) portfolio as well as continued improvement in credit quality.  Trustmark reported net income of $29.0 million, or basic and diluted earnings per share of $0.43 in the first quarter of 2014, compared to $24.9 million, or basic and diluted earnings per share of $0.38 in the first quarter of 2013.  Trustmark’s performance during the quarter ended March 31, 2014, produced a return on average tangible equity of 12.93% and a return on average assets of 0.99% compared to a return on average tangible equity of 10.82% and a return on average assets of 0.93% during the quarter ended March 31, 2013.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2014, to shareholders of record on June 1, 2014.

Net income for the first quarter of 2014 increased $4.1 million, or 16.6%, compared to the same time period in 2013.  As discussed in greater detail below, the $5.9 million, or 6.7%, increase in net interest income, primarily resulting from increases in interest and fees on acquired loans and taxable interest on securities, was partially offset by a $2.2 million, or 72.9%, decrease in the negative provision for loan losses, LHFI.  The slight decline in noninterest income, principally due to declines in mortgage banking, net, was more than offset by the decrease in noninterest expense, which primarily resulted from the negative year-over-year comparison of non-routine transaction expenses from the acquisition of BancTrust Financial Group, Inc. (BancTrust).  Please see the section captioned “Results of Operations” below for a more complete overview of Trustmark’s financial performance for the first three months of 2014.

Trustmark’s provision for loan losses, LHFI, for the three months ended March 31, 2014 totaled a negative $805 thousand, a decrease of $2.2 million, or 72.9%, when compared to a negative provision for loan losses, LHFI of $3.0 million for the three months ended March 31, 2013.  The negative provision during the first quarter of 2014 reflects an increase in the reserve for commercial LHFI, which was more than offset by an increase in the net recovery provision, changes in the quantitative and qualitative reserve factors, and improved credit quality.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  At March 31, 2014, nonperforming assets, excluding acquired loans and covered other real estate, totaled $175.5 million, an increase of $3.8 million, or 2.2%, compared to December 31, 2013, and total nonaccrual LHFI were $64.0 million, representing a decrease of $1.2 million, or 1.9%, relative to December 31, 2013.  Total net recoveries of LHFI for the three months ended March 31, 2014 and 2013 were $1.9 million and $1.1 million, respectively, an increase of $745 thousand, or 65.9%.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  Trustmark has continued to experience improvements in credit quality on LHFI.  As of March 31, 2014, classified LHFI balances decreased $20.2 million, or 8.6%, while criticized LHFI balances decreased $63.2 million, or 20.2%, when compared to balances at March 31, 2013.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of noted improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

TNB did not make significant changes to its loan underwriting standards during the first three months of 2014.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream federal funds lines and Federal Home Loan Bank (FHLB) advances.

At close of business on December 31, 2013, Trustmark consolidated its wholly owned subsidiary Somerville Bank & Trust Company (Somerville) into TNB.  TNB and Somerville were both wholly owned subsidiaries of Trustmark; as such, the merger represented a business reorganization between affiliates under common control.  Trustmark anticipates that this consolidation will enhance productivity and efficiency with elimination of duplicate functions and operating systems as well as support revenue growth with the addition of a broader product line for Somerville’s customers.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2014.

Recent Legislative Developments

In early July 2013, the Federal Reserve Board (FRB), FDIC and the Office of the Comptroller of the Currency (OCC) jointly promulgated a final rule revising regulatory capital requirements to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and international capital regulatory standards by the Basel Committee.  The new final capital rule adopts a new common equity Tier 1 requirement, higher minimum Tier 1 requirements, new risk-weight calculation methods for the “standardized” denominator, revised regulatory components and calculations, required capital buffers above the minimum risk-based capital requirements for certain banking organizations, and more generally restructures the agencies’ capital rules.  Many of the final rules apply to all depository institutions, and bank holding companies with assets of $500 million or more, and savings and loan holding companies.  The final rules also addressed the relevant provisions of the Dodd-Frank Act, including removal of references to credit ratings in the capital rules and implementation of a capital floor, known as the “Collins Amendment.”  Importantly, the new final capital rule does not change the current treatment of residential mortgage exposures.  Also, banking organizations that are not subject to the advanced approaches capital rules can opt not to incorporate most amounts reported as accumulated other comprehensive income (loss) (AOCI) in the calculation of their regulatory capital, which is consistent with the treatment of AOCI under the current rules.  Finally, smaller depository institution holding companies (those with assets less than $15 billion) and most mutual holding companies will be allowed to continue to count as Tier 1 capital most existing trust preferred securities that were issued prior to May 19, 2010 rather than phasing such securities out of regulatory capital.  Trustmark currently has outstanding such securities that it counts as Tier 1 capital.  Most banking organizations will be required to apply the new capital rules on January 1, 2015.  It is expected that banking organizations subject to the new final capital rules, including Trustmark, will be required to hold a greater amount of capital and a greater amount of common equity than they are currently required to hold.  Management is currently evaluating the impact the new final capital rules will have on Trustmark.

On January 18, 2013, the Consumer Financial Protection Bureau (CFPB), FRB, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to the Truth in Lending Act (TILA) made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and became mandatory on January 18, 2014.  After notice and comment, the six agencies subsequently issued a final rule on December 12, 2013, that created exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  The newly final rule is expected to provide creditors with some relief from the mortgage appraisal requirements.  Trustmark has implemented the appropriate policies, procedures, and training to assure compliance with these new rules.  Trustmark’s operations and consolidated financial statements were not impacted by the implementation of these new rules.

In October 2012, the FRB, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Because Trustmark did not exceed the $10 billion threshold until February 2013, it will not be subject to these stress test requirements until September 2014, with a formal filing requirement of March 2015.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Selected Financial Data
($ in thousands)
	Three Months Ended March 31,
	2014	2013
Consolidated Statements of Income
Total interest income	$100,708	$95,455
Total interest expense	5,804	6,480
Net interest income	94,904	88,975
Provision for loan losses, LHFI	(805)	(2,968)
Provision for loan losses, acquired loans	63	130
Noninterest income	44,078	44,339
Noninterest expense	101,618	102,145
Income before income taxes	38,106	34,007
Income taxes	9,103	9,141
Net Income	$29,003	$24,866

Per Share Data
Basic earnings per share	$0.43	$0.38
Diluted earnings per share	0.43	0.38
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	8.60%	7.61%
Return on average tangible equity	12.93%	10.82%
Return on average assets	0.99%	0.93%
Net interest margin (fully taxable equivalent)	3.92%	3.98%

Credit Quality Ratios (1)
Net charge-offs/average loans	-0.13%	-0.08%
Provision for loan losses/average loans	-0.05%	-0.21%
Nonperforming loans/total loans (incl LHFS*)	1.06%	1.45%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.85%	3.44%
Allowance for loan losses/total loans (excl LHFS*)	1.14%	1.39%

March 31,	2014	2013
Consolidated Balance Sheets
Total assets	$12,057,054	$11,850,515
Securities	3,538,010	3,619,749
Loans held for investment and acquired loans (including LHFS*)	6,790,529	6,790,262
Deposits	10,122,119	9,909,431
Total shareholders' equity	1,373,895	1,352,946

Stock Performance
Market value - close	$25.35	$25.01
Book value	20.37	20.15
Tangible book value	14.36	13.96

Capital Ratios
Total equity/total assets	11.39%	11.42%
Tangible equity/tangible assets	8.31%	8.20%
Tangible equity/risk-weighted assets	12.08%	11.92%
Tier 1 leverage ratio	9.14%	9.83%
Tier 1 common risk-based capital ratio	12.37%	11.79%
Tier 1 risk-based capital ratio	13.11%	12.97%
Total risk-based capital ratio	14.34%	14.42%

(1)	- Excludes Acquired Loans and Covered Other Real Estate.
*	- LHFS is Loans Held for Sale.
**	- ORE is Other Real Estate.

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

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators.  Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible common equity ratios.  Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculations may not be comparable with other organizations.  Also there may be limits in the usefulness of these measures to investors.  As a result, Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety and not to rely on any single financial measure.  The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2014	2013
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,367,663	$1,325,508
Less: Goodwill		(372,720)	(324,902)
Identifiable intangible assets		(41,015)	(35,187)
Total average tangible equity		$953,928	$965,419

PERIOD END BALANCES
Total shareholders' equity		$1,373,895	$1,352,946
Less: Goodwill		(365,500)	(366,366)
Identifiable intangible assets		(39,697)	(49,361)
Total tangible equity	(a)	$968,698	$937,219

TANGIBLE ASSETS
Total assets		$12,057,054	$11,850,515
Less: Goodwill		(365,500)	(366,366)
Identifiable intangible assets		(39,697)	(49,361)
Total tangible assets	(b)	$11,651,857	$11,434,788

Risk-weighted assets	(c)	$8,016,482	$7,862,884

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$29,003	$24,866
Plus: Intangible amortization net of tax		1,417	890
Net income adjusted for intangible amortization		$30,420	$25,756

Period end shares outstanding	(d)	67,439,562	67,151,087

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity [1]		12.93%	10.82%
Tangible equity/tangible assets	(a)/(b)	8.31%	8.20%
Tangible equity/risk-weighted assets	(a)/(c)	12.08%	11.92%
Tangible book value	(a)/(d)*1,000	$14.36	$13.96

		March 31,
TIER 1 COMMON RISK-BASED CAPITAL		2014	2013
Total shareholders' equity		$1,373,895	$1,352,946
Eliminate qualifying AOCI		38,497	(5,709)
Qualifying tier 1 capital		60,000	93,000
Disallowed goodwill		(365,500)	(366,366)
Adjustment to goodwill allowed for deferred taxes		14,798	13,388
Other disallowed intangibles		(39,697)	(49,361)
Disallowed servicing intangible		(6,761)	(5,153)
Disallowed deferred taxes		(23,969)	(12,575)
Total tier 1 capital		1,051,263	1,020,170
Less: Qualifying tier 1 capital		(60,000)	(93,000)
Total tier 1 common capital	(e)	$991,263	$927,170

Tier 1 common risk-based capital ratio	(e)/(c)	12.37%	11.79%

1  Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible equity

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

Net interest income-FTE for the three months ended March 31, 2014 increased $6.1 million, or 6.5%, when compared with the same time period in 2013.  Notwithstanding the contribution to the net interest margin of the acquired loans, the net interest margin decreased 6 basis points to 3.92% for the first three months of 2014, compared with the same time period in 2013.  Excluding the acquired loans, the net interest margin for the first three months of 2014 was 3.52%, a decrease of 14 basis points when compare to the same time period in 2013.  The decrease in the net interest margin was primarily a result of a downward repricing of fixed rate LHFI due to competition, which was partially offset by approximately $3.8 million of recoveries on loan pay-offs on acquired loans, which are included in the net interest margin, as well as lower deposit costs.

Average interest-earning assets for the first three months of 2014 were $10.215 billion, compared with $9.432 billion for the same time period in 2013, an increase of $783.3 million, or 8.3%.  The growth in average earning assets was primarily due to an increase in average securities-taxable of $370.5 million, average acquired noncovered loans of $221.1 million and average loans (LHFI and loans held for sale (LHFS)) of $209.4 million during the first three months of 2014.  The increase in average securities-taxable was primarily attributable to purchases of U.S Government-sponsored agency (GSE) guaranteed securities, offset by maturities and pay-downs, as well as inclusion of the securities acquired in the BancTrust acquisition for the entire first quarter of 2014.  The increase in average acquired noncovered loans resulted principally from the inclusion of the BancTrust acquired loans for the complete first quarter of 2014.  The increase in average total loans (LHFI and LHFS) was primarily attributable to growth in the LHFI portfolio.  See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the changes in the LHFI portfolio.

During the first three months of 2014, interest on securities-taxable increased $2.7 million, or 16.2%, as the yield on taxable securities increased 6 basis points to 2.39% when compared with the same time period in 2013 due to re-investments in higher yielding securities.  During the first three months of 2014, interest and fees on LHFS and LHFI-FTE decreased $1.2 million, or 1.8%, as the yield on loans (LHFS & LHFI) fell 25 basis points to 4.51% when compared to the same time period in 2013 due to downward repricing of fixed rate LHFI and a decrease in the floor rate for variable rate LHFI due to competition.  During the first three months of 2014, interest and fees on acquired loans increased $4.0 million, or 31.3%, due principally to interest earned on the BancTrust acquired loans for a full quarter as well as $3.5 million of recoveries on loan pay-offs of BancTrust acquired loans, which was partially offset by the $2.7 million decrease in recoveries on loans acquired in the April 2011 acquisition of Heritage Banking Group (Heritage).  During the first three months of 2014, the yield on acquired loans fell to 8.67% compared to 8.93% during the same time period in 2013 due primarily to the lower yield of the BancTrust acquired loans.  As a result of these factors, interest income-FTE increased $5.4 million, or 5.4%, when the first three months of 2014 is compared with the same time period in 2013.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.26% for the first three months of 2013 to 4.15% for the same time period in 2014, a decrease of 11 basis points.

Average interest-bearing liabilities for the first three months of 2014 totaled $7.790 billion compared with $7.099 billion for the same time period in 2013, an increase of $690.4 million, or 9.7%.  Average interest-bearing deposits increased $688.8 million, or 10.4%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by $1.6 million, or 0.3%.  The overall yield on interest-bearing liabilities declined 7 basis points to 0.30% when the first three months of 2014 is compared with the same time period in 2013, primarily due to a reduction in rates paid on certificates of deposit.  As a result of these factors, total interest expense for the first three months of 2014 decreased $676 thousand, or 10.4%, when compared with the same time period in 2013.

Yield/Rate Analysis Table
($ in thousands)
	Three Months Ended March 31,
	2014			2013

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$6,460	$5	0.31%	$6,618	$4	0.25%
Securities - taxable	3,255,139	19,220	2.39%	2,884,683	16,539	2.33%
Securities - nontaxable	180,783	1,920	4.31%	184,421	2,018	4.44%
Loans (including LHFS)	5,950,720	66,185	4.51%	5,741,340	67,412	4.76%
Acquired loans	785,528	16,786	8.67%	580,458	12,782	8.93%
Other earning assets	36,820	375	4.13%	34,661	355	4.15%
Total interest-earning assets	10,215,450	104,491	4.15%	9,432,181	99,110	4.26%
Cash and due from banks	407,078			270,740
Other assets	1,376,024			1,183,493
Allowance for loan losses	(79,736)			(86,447)
Total Assets	$11,918,816			$10,799,967

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,321,624	4,365	0.24%	$6,632,806	4,909	0.30%
Federal funds purchased and securities sold under repurchase agreements	282,816	76	0.11%	266,958	81	0.12%
Other borrowings	185,179	1,363	2.99%	199,442	1,490	3.03%
Total interest-bearing liabilities	7,789,619	5,804	0.30%	7,099,206	6,480	0.37%
Noninterest-bearing demand deposits	2,630,785			2,199,043
Other liabilities	130,749			176,210
Shareholders' equity	1,367,663			1,325,508
Total Liabilities and Shareholders' Equity	$11,918,816			$10,799,967

Net Interest Margin		98,687	3.92%		92,630	3.98%

Less tax equivalent adjustment		3,783			3,655

Net Interest Margin per Consolidated Statements of Income		$94,904			$88,975

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects both the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI, for the first three months of 2014 totaled -0.05% of average LHFI, compared with -0.21% of average LHFI for the same time period in 2013.  The decrease in the negative provision during the first three months of 2014 was a result of established reserves being released in the same quarter of the prior year for both new and existing impaired LHFI, changes in the quantitative and qualitative reserve factors, and other changes in the LHFI portfolio (i.e., balance changes due to pay-offs and risk rate changes).

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented (S in thousands):

	Three Months Ended March 31,
	2014	2013
Alabama	$472	$676
Florida	(3,499)	(3,675)
Mississippi (1)	1,983	(1,920)
Tennessee (2)	(915)	(378)
Texas	1,154	2,329
Total provision for loan losses, LHFI	$(805)	$(2,968)

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

See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the provision for loan losses, LHFI, which includes the table of nonperforming assets, excluding acquired loans and covered other real estate.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The decrease in the provision for loan losses, acquired loans during the first three months of 2014 when compared to the same time period in 2013 was primarily due to changes in expectations based on the periodic re-estimations performed during the period, which was partially offset by the provision for loan losses, acquired loans for loans acquired from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented (S in thousands):

	Three Months Ended March 31,
	2014	2013
BancTrust	$152	$-
Bay Bank	382	665
Heritage	(471)	(535)
Total provision for loan losses, acquired loans	$63	$130

Noninterest Income

The following table presents the comparative components of noninterest income for the periods ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Service charges on deposit accounts	$11,568	$11,681	$(113)	-1.0%
Bank card and other fees	9,081	7,945	1,136	14.3%
Wealth management	8,135	6,875	1,260	18.3%
Insurance commissions	8,097	7,242	855	11.8%
Mortgage banking, net	6,829	11,583	(4,754)	-41.0%
Other, net	(21)	(1,191)	1,170	98.2%
Total Noninterest Income before securities gains, net	43,689	44,135	(446)	-1.0%
Securities gains, net	389	204	185	90.7%
Total Noninterest Income	$44,078	$44,339	$(261)	-0.6%

Noninterest income represented 31.5% and 33.2% of total revenue, before securities gains, net for the first three months of 2014 and 2013, respectively.  The decline in noninterest income during the first three months of 2014 when compared to the same time period in 2013 was primarily the result of declines in mortgage banking revenues due principally to lower gains on secondary marketing loan sales resulting from lower spreads and volumes, which were partially offset by growth in bank card and other fees due principally to increased interchange fee income, growth in wealth management revenues due primarily to trust management fees and fixed annuity income, and growth in other noninterest income resulting from increases in the cash surrender value of bank-owned life insurance policies and decreases in the net reduction of the FDIC indemnification asset.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase in bank card and other fees for the first three months of 2014 when compared to the first three months of 2013 was primarily the result of growth in interchange revenue due to increased debit card activity as a result of the BancTrust acquisition, ATM surcharge revenues primarily due to non-customers’ use of Trustmark ATMs, and fees earned on other bank products and services.

On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The provisions regarding debit card interchange fees were effective as of October 1, 2011.  On July 31, 2013, however, the United States District Court for the District of Columbia held that, in determining the debit card interchange fee standard in the final rule, the FRB improperly considered costs it was prohibited by the Electronic Fund Transfer Act (EFTA) from considering.  The court, accordingly, remanded to the FRB with instructions to vacate the final rule, but stayed the order to vacate to provide the FRB an opportunity to replace the invalid portions of the final rule.  On March 21, 2014, the D.C. Circuit Court of Appeals overturned the lower court decision finding that the FRB’s final rule was based on a reasonable interpretation of the statute.  Management will continue to closely monitor developments related to this ruling.  Any revision to the debit card interchange fee standard would affect the accuracy of Management’s prediction of the impact of the interchange fee rule on Trustmark’s results of operations.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, will be required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule as issued on June 29, 2011 could reduce noninterest income by approximately $7.0 million to $10.0 million on an annual basis given Trustmark’s current debit card volumes.  Management is continuing to evaluate Trustmark’s product structure and services to determine whether it will be able to offset, in whole or in part, the anticipated impact of the FRB final rule.

Wealth Management

Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the three months ended March 31, 2014 when compared to the same time period in 2013 was primarily attributable to trust management fees on new business (principally in the personal trust group), the addition of BancTrust for a full quarter and fixed annuity income generated by the brokerage services unit.  During the second quarter of 2013, the Custody Services unit assumed a custody role over a large public entity account which significantly increased the assets under administration.  At March 31, 2014 and 2013, Trustmark held assets under management and administration of $11.138 billion and $7.515 billion and brokerage assets of $1.489 billion and $1.554 billion, respectively.

Insurance Commissions

The increase in insurance commissions when comparing the first three months of 2014 with the same time period in 2013 was primarily due to new business commission volume primarily in construction bonds and group health coverage.  Improvements in property and casualty and other business lines also contributed to the increase in insurance commissions.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Mortgage servicing income, net	$4,539	$4,267	$272	6.4%
Change in fair value-MSR from runoff	(1,812)	(2,460)	648	26.3%
Gain on sales of loans, net	1,839	10,165	(8,326)	-81.9%
Other, net	400	(1,649)	2,049	n/	m
Mortgage banking income before hedge ineffectiveness	4,966	10,323	(5,357)	-51.9%
Change in fair value-MSR from market changes	(723)	1,127	(1,850)	n/	m
Change in fair value of derivatives	2,586	133	2,453	n/	m
Net positive hedge ineffectiveness	1,863	1,260	603	47.9%
Mortgage banking, net	$6,829	$11,583	$(4,754)	-41.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in net revenue from mortgage banking when the first three months of 2014 is compared to the first three months of 2013 was principally due to lower gains on secondary marketing sales, which was partially offset by the net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.  Mortgage loan production for the three months ended March 31, 2014 was $230.3 million, a decrease of $161.7 million, or 41.3%, when compared to $392.1 million for the three months ended March 31, 2013, reflecting the industry-wide decline in refinance activity following an extended low interest rate environment.  With the mortgage banking industry facing projected rising interest rates coupled with reduced mortgage loan production during 2014, Trustmark’s revenues from mortgage banking could once again be reduced.  Loans serviced for others totaled $5.514 billion at March 31, 2014 compared with $5.249 billion at March 31, 2013.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the first three months of 2014 is compared to the same time period in 2013 resulted from declines in the volume of loan sales and lower profit margins from secondary marketing activities due to the tightening of interest rate spreads during the period.  Loan sales totaled $184.9 million during the first three months of 2014, a decrease of $207.0 million when compared with the same time period in 2013.

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

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.9 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of loans held for sale, interest rate lock commitments and forward sale contracts as well as income from other miscellaneous mortgage charges.  The increase in other mortgage banking income, net when comparing the three months ended March 31, 2014 with the same period in 2013 primarily resulted from the positive valuation adjustments to the fair value of loans held for sale and interest rate lock commitments, which was partially offset by the negative valuation adjustment to the fair value of forward sale contracts during the period.  See the section captioned “Derivatives” elsewhere in this report for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Partnership amortization for tax credit purposes	$(3,006)	$(2,117)	$(889)	42.0%
Decrease in FDIC indemnification asset	(688)	(1,365)	677	49.6%
Other miscellaneous income	3,673	2,291	1,382	60.3%
Total other, net	$(21)	$(1,191)	$1,170	98.2%

The increase in other income, net for the first three months of 2014 when compared to the same time period in 2013 was primarily the result of an increase in the cash surrender value of bank-owned life insurance of $1.4 million, principally due to Trustmark’s $100.0 million investment in bank-owned life insurance in September 2013, and the decrease in the net reduction of the FDIC indemnification asset resulting from loan pay-offs and changes in expected cash flows and loss expectations of acquired covered loans; which was partially offset by the increase in partnership amortization as a result of $35.8 million new tax credit investments entered into by Trustmark since the first quarter of 2013.  During 2013, Trustmark continued to grow its investments in partnerships that provide income tax credits on a Federal and/or State basis.  The increased partnership amortization was more than offset by the income tax credits received which reduced income tax expense.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During the first three months of 2014, Trustmark sold approximately $25.9 million in available for sale securities, generating a gain of $389 thousand.  Similarly, during the first three months of 2013, Trustmark sold approximately $38.3 million in available for sale securities, generating a gain of $204 thousand.

Noninterest Expense

The following table presents the comparative components of noninterest expense for the periods ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Salaries and employee benefits	$56,726	$53,592	$3,134	5.8%
Services and fees	13,165	13,032	133	1.0%
Net occupancy-premises	6,606	5,955	651	10.9%
Equipment expense	6,138	5,674	464	8.2%
ORE/Foreclosure expense:
Writedowns	1,182	1,961	(779)	-39.7%
Carrying costs	2,133	1,859	274	14.7%
Total ORE/Foreclosure expense	3,315	3,820	(505)	-13.2%
FDIC assessment expense	2,416	2,021	395	19.5%
Other expense	13,252	18,051	(4,799)	-26.6%
Total noninterest expense	$101,618	$102,145	$(527)	-0.5%

The decrease in noninterest expense for the first three months of 2014 when compared with the same time period in 2013 was primarily attributable to a decrease in other expense due to the decline in non-routine transactions expenses on acquisitions, which was partially offset by increases in salaries and employee benefits.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest category of noninterest expense, for the first three months of 2014 when compared with the same time period in 2013 primarily reflects salaries and employee benefits attributable to the BancTrust operations for a full quarter, modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in general performance incentives expense.  These increases in salaries and employee benefits were partially offset by the negative year-over-year comparison of severance expenses from the acquisition of BancTrust.

FDIC Assessment Expense

The increase in FDIC assessment expense for the first three months of 2014 compared to the first three months of 2013 primarily resulted from the increase in Trustmark’s assessment base, which was principally due to the BancTrust acquisition.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark will lose the benefit of this offset beginning in the second quarter 2014.  Management estimates the change in the assessment methodology will have an immaterial impact on Trustmark’s results of operations.

Other Expense

The following table presents the comparative components of other noninterest expense for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Loan expense	$3,464	$2,995	$469	15.7%
Non-routine transaction expenses on acquisition	-	7,920	(7,920)	-100.0%
Amortization of intangibles	2,293	1,442	851	59.0%
Other miscellaneous expense	7,495	5,694	1,801	31.6%
Total other expense	$13,252	$18,051	$(4,799)	-26.6%

The decline in other expenses during the first three months of 2014 when compared to the same time period in 2013 was primarily due to the negative year-over-year comparison of non-routine transaction expenses from the acquisition of BancTrust, which was partially offset by increases in other miscellaneous expense, the amortization of the core deposit intangible as a result of the BancTrust acquisition, and general loan expenses.  The increase in other miscellaneous expense was the result of immaterial increases in all categories of other miscellaneous expenses.

During the normal course of business, Trustmark's mortgage banking operations originates and sells certain loans to investors in the secondary market.  Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation and/or loans obtained through fraud by borrowers or other third parties.  Putback requests may be made until the loan is paid in full.  When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.

The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2014 were $150 thousand, compared to $590 thousand for the same time period in 2013.  During November 2013, Trustmark finalized its agreement with FNMA (the “Resolution Agreement”) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  The reserve for mortgage loan servicing putback expenses for FNMA loans in periods not covered by the Resolution Agreement and to other entities totaled $1.1 million at both March 31, 2014 and December 31, 2013.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial results of each reportable segment for the three months ended March 31, 2014 and 2013.

General Banking Division

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through 209 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, restricted stock, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Net interest income for the General Banking Division for the three months ended March 31, 2014 increased $6.0 million, or 6.9%, when compared with the same time period in 2013.  The growth in net interest income is mostly due to the increase in interest and fees on acquired loans due to the BancTrust acquisition, an increase in taxable interest on securities as well as modest declines in the cost of interest-bearing deposits, partially offset by downward repricing of LHFI.  The provision for loan losses, net for the three months ended March 31, 2014 totaled a negative $740 thousand compared to a negative $2.8 million for the same period in 2013, an increase of $2.1 million.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI, and Provision for Loan Losses, Acquired Loans, located elsewhere in this report.

Noninterest income for the General Banking Division decreased $2.4 million, or 7.8%, during the first three months of 2014 compared to the same time period in 2013.  Noninterest income for the General Banking Division represented 22.9% of total revenues for the first three months of 2014 as opposed to 25.6% for the same time period in 2013.  Noninterest income for the General Banking Division includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division decreased $2.2 million, or 2.5%, during the first three months of 2014 when compared with the same time period in 2013.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

Wealth Management Division

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

During the first three months of 2014, net income for the Wealth Management Division increased $19 thousand, or 1.3%, when compared to the same time period in 2013.  Noninterest income increased $1.2 million, or 17.9%, when the first three months of 2014 are compared to the same time period in 2013.  The increase in noninterest income was primarily attributable to trust management fees on new business (principally in the personal trust group), the addition of BancTrust for a full quarter and fixed annuity income generated by the brokerage services unit.  Noninterest expense increased $1.1 million, or 19.0%, during the first three months of 2014 compared to the same time period in 2013.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this report.

Insurance Division

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first three months of 2014, net income for the Insurance Division increased $167 thousand, or 20.5%, when compared to the same time period in 2013.  Noninterest income increased $854 thousand, or 11.8%, when the first three months of 2014 are compared to the same time period in 2013.  The increase in noninterest income was due to new business commission volume primarily in construction bonds and group health coverage, as well as improvements in property and casualty and other business lines.  Noninterest expense increased $588 thousand, or 9.8%, during the first three months of 2014 compared to the same time period in 2013.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this report.

Income Taxes

For the three months ended March 31, 2014, Trustmark’s combined effective tax rate was 23.9% compared to 26.9% for the same time period in 2013.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnership losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate is mainly due to increased investments in these partnerships along with the appropriate tax credits and an immaterial net increase in permanent items as a percentage of pretax income.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.215 billion, or 85.7% of total average assets, at March 31, 2014, compared with $9.432 billion, or 87.3% of total average assets, at March 31, 2013, an increase of $783.3 million, or 8.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased slightly to 4.6 years at March 31, 2014, compared to 4.8 years at December 31, 2013.

When compared with December 31, 2013, total investment securities increased by $175.1 million during the first three months of 2014.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, offset by maturities and pay-downs.  During the first three months of 2014, Trustmark sold approximately $25.9 million in securities, generating a gain of $389 thousand, compared to $38.3 million sold during the first three months of 2013, which generated a gain of $204 thousand.  The securities sold during the first quarter of 2014 were Collateralized Loan Obligations (CLO), which Trustmark chose to sell due to uncertainty related to the Volker Rule.  These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item.

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2014, the net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled approximately $45.0 million ($27.8 million net of tax) compared to approximately $46.4 million ($28.6 million net of tax) at December 31, 2013.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At March 31, 2014, available for sale securities totaled $2.382 billion, which represented 67.3% of the securities portfolio, compared to $2.194 billion, or 65.2%, at December 31, 2013.  At March 31, 2014, unrealized gains, net on available for sale securities totaled $11.6 million compared with unrealized gains, net of $5.1 million at December 31, 2013.  At March 31, 2014, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2014, held to maturity securities totaled $1.156 billion and represented 32.7% of the total securities portfolio, compared with $1.169 billion, or 34.8%, at December 31, 2013.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 93% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s.  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank, Trustmark does not hold any other equity investment in a GSE.

As of March 31, 2014, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating at March 31, 2014 ($ in thousands):

	March 31, 2014
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,194,956	92.6%	$2,199,967	92.3%
Aa1 to Aa3	94,426	4.0%	98,061	4.1%
A1 to A3	3,466	0.1%	3,604	0.2%
Baa1 to Baa3	-	0.0%	-	0.0%
Not Rated (2)	77,985	3.3%	80,809	3.4%
Total securities available for sale	$2,370,833	100.0%	$2,382,441	100.0%

Securities Held to Maturity
Aaa	$1,089,812	94.3%	$1,085,817	94.0%
Aa1 to Aa3	43,169	3.7%	45,797	4.0%
A1 to A3	2,368	0.2%	2,416	0.2%
Baa1 to Baa3	332	0.0%	346	0.0%
Not Rated (2)	19,888	1.8%	20,230	1.8%
Total securities held to maturity	$1,155,569	100.0%	$1,154,606	100.0%

(1) - Credit ratings obtained from Moody's Investors Service
(2) - Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2014, approximately 92.3% of the available for sale securities and 94.3% of held to maturity securities were rated Aaa.

Loans Held for Sale (LHFS)

At March 31, 2014, LHFS totaled $120.4 million, consisting of $89.1 million of residential real estate mortgage loans in the process of being sold to third parties and $31.3 million of GNMA optional repurchase loans.  At December 31, 2013, LHFS totaled $149.2 million, consisting of $111.1 million in residential real estate mortgage loans in the process of being sold to third parties and $38.0 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

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

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2014.  During the first quarter of 2013, Trustmark exercised its option to repurchase delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for the first three months of 2013.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at March 31, 2014 totaled $5.924 billion compared to $5.799 billion at December 31, 2013, an increase of $124.9 million.  Growth in LHFI was primarily attributable to growth in the commercial and industrial loans, 1-4 family mortgage loans and commercial real estate loans portfolios, which was partially offset by declines in other loans, consumer loans and construction and land development loans.

The commercial and industrial loan portfolio increase of $49.8 million was attributable to growth in Trustmark’s Mississippi, Alabama and Florida market regions, partially offset by declines in the Tennessee and Texas market regions.  Credit decisions and several large non-scheduled pay-downs contributed to the declines in the Tennessee and Texas market regions.  Due to the rise in interest rates and the tightening of the secondary marketing spreads, Management elected to resume the practice of retaining certain 10-15 year mortgage loans in the portfolio.  As a result of this decision, the 1-4 family mortgage loan portfolio increased $48.2 million during the three months ended March 31, 2014, primarily in the Mississippi, Alabama and Florida market regions.  The commercial real estate loan portfolio increased $46.8 million during the three months ended March 31, 2014.  The growth in the commercial real estate loan portfolio was primarily attributable to increases in income producing loans in Trustmark’s Mississippi, Texas and Alabama market regions.

The construction lending portfolio (other construction and 1-4 family construction) decreased $1.8 million, which was primarily the result of $37.7 million in construction projects that were moved to the appropriate permanent categories upon completion.  This is reflected by growth of $27.9 million in non-owner occupied, $6.5 million in multi-family residential, and $3.3 million in owner occupied.  The consumer loan portfolio decrease of $5.2 million primarily represents a decrease in the Mississippi and Tennessee market regions, partially offset by growth in the Alabama, Florida and Texas market regions.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented ($ in thousands):

	March 31,	December 31,
	2014	2013
Loans secured by real estate:
Construction, land development and other land loans	$592,658	$596,889
Secured by 1- 4 family residential properties	1,533,781	1,485,564
Secured by nonfarm, nonresidential properties	1,461,947	1,415,139
Other	193,221	189,362
Commercial and industrial loans	1,207,367	1,157,614
Consumer loans	160,153	165,308
Other loans	774,639	789,005
LHFI	5,923,766	5,798,881
Less allowance for loan losses, LHFI	67,518	66,448
Net LHFI	$5,856,248	$5,732,433

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

The following table presents the LHFI composition by region at March 31, 2014 and reflects a diversified mix of loans by region ($ in thousands):

	March 31, 2014
LHFI Composition by Region (1)	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$592,658	$29,138	$73,701	$270,636	$45,633	$173,550
Secured by 1-4 family residential properties	1,533,781	22,052	50,445	1,313,006	126,892	21,386
Secured by nonfarm, nonresidential properties	1,461,947	33,887	150,099	782,049	150,114	345,798
Other	193,221	5,119	4,513	131,007	29,052	23,530
Commercial and industrial loans	1,207,367	35,082	13,153	824,351	70,395	264,386
Consumer loans	160,153	14,546	2,804	123,053	17,202	2,548
Other loans	774,639	35,651	24,245	604,828	50,736	59,179
LHFI	$5,923,766	$175,475	$318,960	$4,048,930	$490,024	$890,377

Construction, Land Development and Other Land Loans by Region (1)
Lots	$51,240	$1,222	$28,380	$16,325	$2,256	$3,057
Development	87,357	785	23,955	37,461	1,402	23,754
Unimproved land	115,034	2,099	18,836	55,473	23,658	14,968
1-4 family construction	101,903	16,432	1,875	58,788	2,042	22,766
Other construction	237,124	8,600	655	102,589	16,275	109,005
Construction, land development and other land loans	$592,658	$29,138	$73,701	$270,636	$45,633	$173,550

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$171,499	$7,462	$39,411	$65,221	$15,142	$44,263
Office	172,999	6,617	33,012	87,306	8,151	37,913
Nursing homes/assisted living	115,009	-	-	91,915	6,000	17,094
Hotel/motel	84,857	-	359	60,235	24,263	-
Industrial	70,409	1,003	7,045	26,065	151	36,145
Health care	14,176	3,614	-	10,482	80	-
Convenience stores	11,683	254	-	6,460	2,356	2,613
Other	160,316	5,151	20,010	78,789	4,796	51,570
Total income producing loans	800,948	24,101	99,837	426,473	60,939	189,598

Owner-occupied:
Office	119,876	2,220	17,812	62,623	9,482	27,739
Churches	86,612	2,326	2,954	40,219	30,659	10,454
Industrial warehouses	90,362	1,105	3,096	41,402	8,411	36,348
Health care	100,937	260	14,071	57,224	14,478	14,904
Convenience stores	54,797	-	1,623	30,494	3,867	18,813
Retail	29,590	457	3,760	18,924	2,919	3,530
Restaurants	33,566	-	2,673	26,055	3,721	1,117
Auto dealerships	8,823	-	211	6,925	1,651	36
Other	136,436	3,418	4,062	71,710	13,987	43,259
Total owner-occupied loans	660,999	9,786	50,262	355,576	89,175	156,200
Loans secured by nonfarm, nonresidential properties	$1,461,947	$33,887	$150,099	$782,049	$150,114	$345,798

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At March 31, 2014, Trustmark held “alt A” mortgages with an aggregate principal balance of $2.1 million (0.05% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

Trustmark’s allowance for loan loss methodology is based on guidance provided in Staff Accounting Bulletin (SAB) No. 102 as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming LHFI; changes in levels and trends of net charge-offs; changes in interest rates and collateral, financial and underwriting exceptions; and loan facility risk.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance, please see Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI located elsewhere in this report.

At March 31, 2014, the allowance for loan losses, LHFI, was $67.5 million, an increase of $1.1 million, or 1.6%, when compared with December 31, 2013.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at March 31, 2014, was 180.86%, compared to 190.70% at December 31, 2013.  Allocation of Trustmark’s $67.5 million allowance for loan losses, LHFI, represented 1.33% of commercial LHFI and 0.65% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.14% as of March 31, 2014.  This compares with an allowance to total LHFI of 1.15% at December 31, 2013, which was allocated to commercial LHFI at 1.30% and to consumer and mortgage LHFI at 0.75%.

Recoveries exceeded charge-offs for the first three months of 2014 resulting in a net recovery of $1.9 million, or -0.13% of average LHFI, compared to a net recovery of $1.1 million, or -0.08% of average LHFI, during the same time period in 2013.  Florida had the highest net recoveries, which totaled $2.5 million for the first three months of 2014.  The increase in net recoveries can be primarily attributed to impaired LHFI paid off in excess of the book value, which is net of previous charge-downs.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

The following table presents the net recoveries for LHFI by geographic market region for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Alabama	$55	$11
Florida	(2,524)	(849)
Mississippi (1)	676	(290)
Tennessee (2)	(1)	249
Texas	(81)	(251)
Total net recoveries	$(1,875)	$(1,130)

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged off.  Commercial purpose loans are charged off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted or an impairment evaluation indicates that a value adjustment is necessary.  Consumer loans secured by 1-4 family residential real estate are generally charged off or written down when the credit becomes severely delinquent and the balance exceeds the fair value of the property less costs to sell.  Non-real estate consumer purpose loans, both secured and unsecured, are generally charged off in full during the month in which the loan becomes 120 days past due.  Credit card loans are generally charged off in full when the loan becomes 180 days past due.

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of the nonperforming assets, excluding acquired loans and covered other real estate, by geographic market regions for the periods presented ($ in thousands):

	March 31, 2014	December 31, 2013
Nonaccrual LHFI
Alabama	$96	$14
Florida	9,956	12,278
Mississippi (1)	44,168	42,307
Tennessee (2)	5,206	4,390
Texas	4,572	6,249
Total nonaccrual LHFI	63,998	65,238
Other real estate
Alabama	24,103	25,912
Florida	42,013	34,480
Mississippi (1)	22,287	22,766
Tennessee (2)	13,000	12,892
Texas	10,133	10,489
Total other real estate, excluding covered other real estate	111,536	106,539
Total nonperforming assets	$175,534	$171,777

Nonperforming assets/total loans (LHFI and LHFS) and ORE	2.85%	2.84%

Loans past due 90 days or more
LHFI	$1,870	$3,298

LHFS - Guaranteed GNMA serviced loans (3)	$20,109	$21,540

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3) - No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

During the first three months of 2014, nonperforming LHFI decreased $1.2 million, or 1.9%, relative to December 31, 2013 to total $64.0 million, or 1.06% of total LHFI and LHFS.  The following table illustrates nonaccrual LHFI by loan type for the periods presented ($ in thousands):

	March 31, 2014	December 31, 2013
Construction, land development and other land loans	$11,259	$13,327
Secured by 1-4 family residential properties	24,585	21,603
Secured by nonfarm, nonresidential properties	20,701	21,809
Other loans secured by real estate	1,307	1,327
Commercial and industrial	5,451	6,286
Consumer loans	134	151
Other loans	561	735
Total nonaccrual LHFI	$63,998	$65,238

At March 31, 2014, total other real estate, excluding covered other real estate, was $111.5 million, an increase of $5.0 million, or 4.7%, when compared with December 31, 2013.  The increase in other real estate, excluding covered other real estate, was principally due to the $7.5 million increase in the Florida market region, which was partially offset by a $1.8 million decrease in Alabama.  The increase in Florida other real estate, excluding covered other real estate, was primarily due to $7.1 million of BancTrust properties foreclosed during the first three months of 2014.  The decline in Alabama other real estate, excluding covered other real estate, was primarily due to $3.6 million of BancTrust other real estate sold during the first quarter of 2014, partially offset by $1.9 million in new BancTrust foreclosed properties.  Excluding other real estate resulting from the BancTrust acquisition, other real estate, excluding covered other real estate, increased $666 thousand during the first three months of 2014.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented ($ in thousands):

	March 31, 2014	December 31, 2013
Construction, land development and other land properties	$68,216	$65,273
1-4 family residential properties	13,994	14,696
Nonfarm, nonresidential properties	29,152	26,433
Other real estate properties	174	137
Total other real estate, excluding covered other real estate	$111,536	$106,539

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $498 thousand during the first three months of 2014 compared to the same time period in 2013.  The decrease in other real estate, excluding covered other real estate, write-downs is a result of stabilizing property values and adequate reserves established in prior periods.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Alabama	$37	$-
Florida	372	137
Mississippi (1)	605	284
Tennessee (2)	89	1,004
Texas	-	176
Total other real estate, excluding covered other real estate	$1,103	$1,601

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	March 31, 2014		December 31, 2013
	Covered	Noncovered	Covered	Noncovered
Loans secured by real estate:
Construction, land development and other land loans	$2,239	$88,683	$2,363	$98,928
Secured by 1-4 family residential properties	15,572	145,213	16,416	157,914
Secured by nonfarm, nonresidential properties	10,629	271,696	10,945	287,136
Other	2,470	34,787	2,644	33,948
Commercial and industrial loans	361	135,114	394	149,495
Consumer loans	49	15,024	119	18,428
Other loans	1,350	23,130	1,335	24,141
Acquired loans	32,670	713,647	34,216	769,990
Less allowance for loan losses, acquired loans	1,800	8,740	2,387	7,249
Net acquired loans	$30,870	$704,907	$31,829	$762,741

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

On February 15, 2013, Trustmark completed its merger with BancTrust.  Trustmark acquired $944.2 million of noncovered loans, including $153.9 million of revolving credit agreements and acquired commercial leases, at fair value, in the BancTrust acquisition.  During the second quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $524 thousand.   During the third quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $6.3 million.  The purchase price allocation for these loans was considered final as of December 31, 2013.

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Covered		Noncovered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2013	$45,391	$2,460	$72,942	$6,696
Loans acquired (2)	-	-	790,335	153,900
Accretion to interest income	5,150	159	35,538	2,628
Payments received, net	(18,976)	(819)	(229,618)	(39,281)
Other	(3,202)	(137)	(24,177)	(858)
Less change in allowance for loan losses, acquired loans	1,803	-	(5,364)	-
Carrying value, net at December 31, 2013	30,166	1,663	639,656	123,085
Loans acquired	-	-	-	-
Accretion to interest income	1,020	1	11,689	456
Payments received, net	(2,763)	171	(42,834)	(4,748)
Other	25	-	(13,417)	(7,489)
Less change in allowance for loan losses, acquired loans	587	-	(1,491)	-
Carrying value, net at March 31, 2014	$29,035	$1,835	$593,603	$111,304

(1) "Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property for the periods presented ($ in thousands):

	March 31,	December 31,
	2014	2013
Construction, land development and other land properties	$725	$733
1-4 family residential properties	1,586	1,981
Nonfarm, nonresidential properties	2,448	2,394
Total covered other real estate	$4,759	$5,108

The following table illustrates changes and losses, net on covered other real estate for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$5,108	$5,741
Transfers from covered loans	98	947
FASB ASC 310-30 adjustment for the residual recorded investment	(52)	(246)
Net transfers from covered loans	46	701
Disposals	(315)	(203)
Write-downs	(80)	(360)
Balance at end of period	$4,759	$5,879

Loss, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(120)	$(59)

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first three months of 2014 and 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first three months of 2014 included $332 thousand of amortization of the FDIC indemnification asset, compared to $54 thousand of accretion for the first three months of 2013, as a result of improvements in the expected cash flows and lower loss expectations.  During the first three months of 2014 and 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $356 thousand and $1.4 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

The following table illustrates changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$14,347	$21,774
(Amortization) / Accretion	(332)	54
Transfers to FDIC claims	(139)	(270)
Change in expected cash flows	(239)	(1,335)
Change in FDIC true-up provision	(150)	(25)
Balance at end of period	$13,487	$20,198

Pursuant to the provisions of the loss-share agreement with the FDIC, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.9 million at March 31, 2014 compared to $1.7 million at December 31, 2013.

Other Earning Assets

Average federal funds sold and securities purchased under reverse repurchase agreements were $6.5 million at March 31, 2014, a decrease of $158 thousand, or 2.4%, when compared with March 31, 2013.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Average other earning assets totaled $36.8 million at March 31, 2014, compared with $34.7 million at March 31, 2013, an increase of $2.2 million, or 6.2%.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.122 billion at March 31, 2014, compared with $9.860 billion at December 31, 2013, an increase of $262.2 million, or 2.7%.  Deposit growth was driven by increases in both noninterest-bearing and interest-bearing deposits of $215.8 million and $46.4 million, respectively.  The increase in noninterest-bearing deposits reflected growth in all major categories of noninterest-bearing deposit accounts, with commercial demand accounts providing the most significant growth.  The increase in interest-bearing deposits resulted primarily from seasonal increases in public deposits, which were partially offset by declines in time deposit accounts.  Time deposit account balances declined by $95.5 million as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and the $50.0 million term fixed-rate brokered CD which matured on February 25, 2014.  For additional information regarding Trustmark’s brokered deposits, please see the section captioned “Liquidity” included elsewhere in this report.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and GNMA optional repurchase loans.  Short-term borrowings totaled $319.0 million at March 31, 2014, an increase of $1.0 million when compared with $318.0 million at December 31, 2013.  Of these amounts, $259.3 million and $251.6 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The increase in short-term borrowings resulted primarily from an increase of $25.1 million in securities sold under repurchase agreements, which was partially offset by decreases in federal funds purchased and GNMA optional repurchase loans of $17.4 million and $6.7 million, respectively.

Legal Environment

For a complete overview of Trustmark’s legal environment and related contingencies, please see Note 12 – Contingencies: Legal Proceedings included in Part I. Item 1. – Financial Statements – of this report.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements, and thus are not expected to have a significant impact on Trustmark’s liquidity or capital resources.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.289 billion and $2.091 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At March 31, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $147.2 million and $156.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years.  Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2013.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2014, Trustmark’s total shareholders’ equity was $1.374 billion, an increase of $18.9 million, or 1.4%, from its level at December 31, 2013.  During the first three months of 2014, shareholders’ equity increased primarily as a result of net income of $29.0 million and was partially offset by common stock dividends of $15.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  TNB aims to exceed the well-capitalized guidelines for regulatory capital.  As of March 31, 2014, Trustmark and TNB exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2014.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2014, which Management believes have affected Trustmark’s or TNB's present classification.

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

The following table illustrates Trustmark's and TNB's actual regulatory capital amounts and ratios for the periods presented ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,149,286	14.34%	$641,319	8.00%	n/a	n/a
Trustmark National Bank	1,125,674	14.07%	640,125	8.00%	$800,156	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,051,263	13.11%	$320,659	4.00%	n/a	n/a
Trustmark National Bank	1,029,171	12.86%	320,062	4.00%	$480,094	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,051,263	9.14%	$459,907	4.00%	n/a	n/a
Trustmark National Bank	1,029,171	8.97%	459,183	4.00%	$573,979	5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/a	n/a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,665	4.00%	n/a	n/a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/a	n/a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831	5.00%

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2014 and 2013 were $0.23.  Trustmark’s indicated dividend for 2014 is $0.92 per common share, which is the same as dividends per common share in 2013.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.952 billion for the first three months of 2014 and represented approximately 83.5% of average liabilities and shareholders’ equity, compared to average deposits of $8.832 billion, which represented 81.8% of average liabilities and shareholders’ equity for the same time period in 2013.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2014, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $33.3 million compared to $42.9 million at December 31, 2013.  At December 31, 2013, Trustmark had $50.0 million in term fixed-rate brokered CDs outstanding.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.  Trustmark’s brokered CDs matured on February 25, 2014. Based on its funding position at the time, Trustmark did not renew the brokered CDs.

At March 31, 2014, Trustmark had $17.0 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger, compared to $18.3 million at December 31, 2013.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds receive 100% FDIC insurance as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At March 31, 2014, Trustmark had no upstream federal funds purchased, compared to $20.0 million at December 31, 2013.  Trustmark maintains adequate federal funds lines in excess of the amount utilized to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided no advances at March 31, 2014 or December 31, 2013.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.768 billion at March 31, 2014.  In addition, at March 31, 2014, Trustmark had $10.4 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $10.5 million at December 31, 2013.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At March 31, 2014, Trustmark had approximately $620.0 million available in repurchase agreement capacity compared to $670.0 million at December 31, 2013.  The decrease in repurchase agreement capacity at March 31, 2014, was primarily due to the decrease in unencumbered securities in Trustmark’s investment portfolio due to seasonal increases in public deposits.

Another borrowing source is the Discount Window.  At March 31, 2014, Trustmark had approximately $910.6 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $931.6 million at December 31, 2013.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At March 31, 2014, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

During 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through the Trust.  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2014, Trustmark had no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The forward sales contracts are derivative instruments designated as fair value hedges under FASB ASC Topic 815.  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $258.2 million at March 31, 2014, with a positive valuation adjustment of $698 thousand, compared to $214.3 million, with a positive valuation adjustment of $2.0 million as of December 31, 2013.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2014.  The accumulated net after-tax gain related to effective cash flow hedges included in AOCI totaled $1.1 million at March 31, 2014.  Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $201 thousand will be reclassified as an increase to interest expense.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.9 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with third parties.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $347.0 million related to this program, compared to $355.9 million as of December 31, 2013.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $643 thousand compared to $508 thousand as of December 31, 2013.  As of March 31, 2014, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of March 31, 2014 and December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.5 million and $19.7 million, respectively.  The fair values of these risk participation agreements were immaterial at March 31, 2014 and December 31, 2013.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 2.6% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at February 28, 2014 (the latest available information), compared to a decrease in net interest income of 1.1% at March 31, 2013.  In the event of a 100 basis point decrease in interest rates using static balances at February 28, 2014 and March 31, 2013, it is estimated that net interest income may decrease by 4.5%.  At February 28, 2014 and March 31, 2013, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.  The table below summarizes the effect various interest rate shift scenarios would have on net interest income at February 28, 2014 and March 31, 2013:

	Estimated Annual % Change
	in Net Interest Income
	February 28,	March 31,
	2014	2013
Change in Interest Rates
+200 basis points	2.6%	-1.1%
+100 basis points	1.3%	-0.9%
-100 basis points	-4.5%	-4.5%

As shown in the table above, the interest rate shocks for the first two months of 2014 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2014 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of February 28, 2014 (the latest available information) and March 31, 2013, the economic value of equity at risk for an instantaneous up 200 basis point shift in rates could produce an increase in net portfolio value of 3.9% and 1.7%, respectively.  An instantaneous 100 basis point decrease in interest rates could produce a decline in net portfolio value of 4.1% and 2.8% at February 28, 2014 and March 31, 2013, respectively.  At February 28, 2014 and March 31, 2013, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at February 28, 2014 and March 31, 2013:

	Estimated % Change
	in Net Portfolio Value
	February 28,	March 31,
	2014	2013
Change in Interest Rates
+200 basis points	3.9%	1.7%
+100 basis points	2.7%	1.8%
-100 basis points	-4.1%	-2.8%

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

At March 31, 2014, the MSR fair value was approximately $67.6 million, compared to $50.9 million at March 31, 2013.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2014, would be a decline in fair value of approximately $2.3 million and $2.2 million, respectively, compared to a decline in fair value of approximately $2.2 million and $1.4 million, respectively, at March 31, 2013.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

For a complete list of recently adopted and pending accounting policies and the impact to Trustmark, see Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements located elsewhere in this report.

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

Information required by this item is set forth in under the heading “Note 12 – Contingencies: Legal Proceedings” in Part I. Item 1. – Financial Statements – of this report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the first quarter of 2014.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	May 8, 2014	DATE:	May 8, 2014